Form 10-Q
period 2014-03-31
TANDEM DIABETES CARE INC
filed 2014-05-06
CIK 1438133

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended March 31, 2014

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☒ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

As of April 30, 2014, there were 22,980,784 shares of the registrant’s Common Stock outstanding.

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements

TANDEM DIABETES CARE, INC.

CONDENSED BALANCE SHEETS

	March 31, 2014	December 31, 2013
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$76,825,800	$124,385,137
Restricted cash	2,050,000	2,050,000
Short-term investments	33,947,943	5,095,331
Accounts receivable, net	3,423,030	5,298,502
Inventory	10,164,723	10,330,156
Prepaid and other current assets	1,947,727	1,830,056

Total current assets	128,359,223	148,989,182
Property and equipment, net	10,813,661	9,885,985
Patents, net	2,617,890	2,697,220
Other long term assets	598,143	642,746

Total assets	$142,388,917	$162,215,133

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$2,053,359	$2,352,037
Accrued expense	1,488,681	1,873,565
Employee-related liabilities	6,574,937	5,876,011
Deferred revenue	382,888	411,423
Deferred rent—current	368,784	368,784
Other current liabilities	2,266,892	3,717,412

Total current liabilities	13,135,541	14,599,232
Notes payable—long-term	29,444,846	29,396,571
Deferred rent—long-term	1,819,222	1,886,508
Other long-term liabilities	728,735	795,640

Total liabilities	45,128,344	46,677,951
Commitments and contingencies
Stockholders’ equity:
Common stock, $0.001 par value; 100,000,000 shares authorized, 22,978,219 shares and 22,925,614 shares issued and outstanding at March 31, 2014 (unaudited) and December 31, 2013, respectively	22,978	22,926
Additional paid-in capital	288,376,702	284,705,251
Accumulated other comprehensive income	13,833	—
Accumulated deficit	(191,152,940)	(169,190,995)

Total stockholders’ equity	97,260,573	115,537,182

Total liabilities and stockholders’ equity	$142,388,917	$162,215,133

See accompanying notes to condensed financial statements.

TANDEM DIABETES CARE, INC.

CONDENSED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(Unaudited)

	Three Months Ended March 31,
	2014	2013
Sales	$8,065,468	$5,458,407
Cost of sales	7,198,810	3,418,000

Gross profit	866,658	2,040,407
Operating expenses:
Selling, general and administrative	18,040,905	6,884,077
Research and development	3,663,320	2,322,477

Total operating expenses	21,704,225	9,206,554

Operating loss	(20,837,567)	(7,166,147)
Other income (expense), net
Interest and other income	18,499	226
Interest and other expense	(1,142,877)	(1,167,175)
Change in fair value of stock warrants	—	(2,830,380)

Total other expense, net	(1,124,378)	(3,997,329)

Net loss	$(21,961,945)	$(11,163,476)

Other comprehensive gain:
Unrealized gain on short-term investments	13,833	—

Comprehensive loss	$(21,948,112)	$(11,163,476)

Net loss per share, basic and diluted	$(0.96)	$(53.77)

Weighted average shares used to compute basic and diluted net loss per share	22,936,195	207,609

See accompanying notes to condensed financial statements.

TANDEM DIABETES CARE, INC.

CONDENSED STATEMENTS OF CASH FLOWS

(Unaudited)

	Three Months Ended March 31,
	2014	2013
Operating activities
Net loss	$(21,961,945)	$(11,163,476)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization expense	920,997	784,002
Provision for allowance for doubtful accounts	54,351	44,529
Provision for inventory reserve	260,104	23,808
Interest expense related to amortization of debt discount and debt issuance costs	92,877	283,193
Change in fair value of common and preferred stock warrants	—	2,830,380
Amortization of discount on short-term investment	(5,714)	—
Stock-based compensation expense	3,771,057	56,009
Changes in operating assets and liabilities:
Restricted cash	—	(332,604)
Accounts receivable	1,821,121	151,755
Inventory	(188,085)	(2,506,954)
Prepaid and other current assets	(117,671)	805,568
Accounts payable	(481,045)	(893,254)
Accrued expense	(384,884)	(126,895)
Employee-related liabilities	698,926	1,068,243
Other current liabilities	(1,277,320)	2,483,560
Deferred revenue	(28,535)	(1,844,144)
Deferred rent	(67,286)	(141,137)
Other long term liabilities	(66,905)	(333,141)

Net cash used in operating activities	(16,959,957)	(8,810,558)

Investing activities
Purchase of short-term investments	(28,833,065)	—
Purchase of property and equipment	(1,619,864)	(901,111)
Purchase of patents	(173,200)	(500,000)

Net cash used in investing activities	(30,626,129)	(1,401,111)

Financing activities
Issuance of notes payable, net of issuance costs	—	28,874,505
Restricted cash in connection with notes payable	—	(2,000,000)
Principal payments on notes payable	—	(4,396,323)
Proceeds from issuance of common stock for cash and exercise of common stock options	26,749	8,460

Net cash provided by financing activities	26,749	22,486,642

Net (decrease) increase in cash and cash equivalents	(47,559,337)	12,274,973
Cash and cash equivalents at beginning of period	124,385,137	17,162,730

Cash and cash equivalents at end of period	$76,825,800	$29,437,703

Supplemental disclosures of cash flow information
Interest paid	$(1,050,000)	$(1,125,000)

Taxes paid	$(87,853)	$(16,957)

Supplemental schedule of noncash investing and financing activities
Unrealized gain on short-term investments	$13,833	$—

Property and equipment included in accounts payable	$149,479	$25,045

Common warrants issued	—	$437,268

See accompanying notes to condensed financial statements.

TANDEM DIABETES CARE, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

(Unaudited)

1. Organization and Basis of Presentation

The Company

Tandem Diabetes Care, Inc. is a medical device company focused on the design, development and commercialization of products for people with insulin-dependent diabetes. Unless the context requires otherwise, the terms the “Company” or “Tandem” refer to Tandem Diabetes Care, Inc.

The Company designed and commercialized its flagship product, the t:slim Insulin Delivery System, or t:slim, based on its proprietary technology platform and unique consumer-focused approach. The U.S. Food and Drug Administration (“FDA”) cleared t:slim in November 2011 and the Company commenced commercial sales of t:slim in the United States in the third quarter of 2012.

Tandem was originally incorporated in the state of Colorado on January 27, 2006 under the name Phluid Inc. On January 7, 2008, the Company was re-incorporated in the state of Delaware for the purposes of changing its legal name from Phluid Inc. to Tandem Diabetes Care, Inc. and changing its state of incorporation from Colorado to Delaware.

Basis of Presentation

The Company has prepared the accompanying unaudited condensed financial statements in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and disclosures required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments which are of a normal and recurring nature, considered necessary for a fair presentation have been included.

Interim financial results are not necessarily indicative of results anticipated for the full year. These unaudited condensed financial statements should be read in conjunction with the Company’s audited financial statements and footnotes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2013, from which the balance sheet information herein was derived.

Initial Public Offering

In November 2013, the Company completed its initial public offering of 8,000,000 shares of its common stock at a public offering price of $15.00 per share. Net cash proceeds from the initial public offering were approximately $108.3 million, after deducting underwriting discounts, commissions and estimated offering related transaction costs payable by the Company. In November 2013, the underwriters also exercised their overallotment option and purchased an additional 1,200,000 shares of the Company’s common stock, from which the Company received cash proceeds, net of underwriting discounts and commissions, of approximately $16.7 million. In connection with the closing of the initial public offering, all of the Company’s shares of convertible preferred stock outstanding at the time of the offering were automatically converted into 13,403,747 shares of common stock. In addition, all outstanding preferred stock warrants were automatically converted into warrants to purchase an aggregate 1,171,352 shares of common stock.

Reverse Stock Splits

In October 2013, the Board of Directors approved a 1-for-1.6756 reverse stock split of the Company’s common stock. All share and per share information included in the accompanying unaudited condensed financial statements and notes to the unaudited condensed financial statements give retroactive effect to this reverse stock split of the common stock.

Voluntary Recall

On January 10, 2014, the Company announced a voluntary recall of select lots of cartridges used with the t:slim that may be at risk of leaking. The cause of the recall was identified during the Company’s internal product testing. The recall was expanded on January 20, 2014 to include additional lots of affected cartridges used with the t:slim. The Company incurred approximately $1.7 million in direct costs associated with the recall. The Company recorded a cost of sales charge of approximately $1.3 million in the fourth quarter of 2013 and recorded a cost of sales charge for the remainder in the first quarter of 2014 for affected cartridges shipped in the first quarter of 2014. The Company does not currently expect any further direct financial impact of the recall beyond these costs. The total cost of the recall consisted of approximately $0.7 million associated with the return and replacement of affected cartridges in the field and approximately $1.0 million for the write-off of affected cartridges within the Company’s internal inventory.

2. Summary of Significant Accounting Policies

Use of Estimates

The preparation of the financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses, and the disclosure of contingent assets and liabilities in the Company’s financial statements and accompanying notes as of the date of financial statements. Actual results could differ from those estimates and assumptions.

Restricted Cash

Restricted cash as of March 31, 2014 represents a $2.0 million minimum cash balance requirement in connection with the Capital Royalty Term Loan (see Note 6 “Loan Agreements”), and $50,000 cash collateral against the Company’s corporate credit card.

Accounts Receivable

The Company grants credit to various customers in the normal course of business. The Company maintains an allowance for doubtful accounts for potential credit losses. Provisions are made, generally, for receivables greater than 120 days past due and based upon a specific review of other outstanding invoices. Uncollectible accounts are written off against the allowance after appropriate collection efforts have been exhausted and when it is deemed that a balance is uncollectible.

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

The following table summarizes customers who accounted for 10% or more of net accounts receivable:

	March 31, 2014	December 31, 2013
CCS Medical, Inc.	21.6%	21.4%
Edgepark Medical Supplies, Inc.	N/A	13.1%

The following table summarizes customers who accounted for 10% or more of sales for the periods presented:

	Three Months Ended March 31,
	2014	2013
CCS Medical, Inc.	17.2%	N/A
Edgepark Medical Supplies, Inc.	15.8%	19.5%

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

Revenue Recognition

Revenue is generated in the United States from the sale of the t:slim Pump, disposable cartridges and infusion sets to individual customers and third-party distributors that re-sell the product to insulin-dependent diabetes customers. The Company is paid directly by customers who use the products, distributors and third-party payors.

Revenue is recognized when persuasive evidence of an arrangement exists, delivery has occurred and title passed, the price is fixed or determinable, and collectability is reasonably assured. These criteria are applied as follows:

•	The evidence of an arrangement generally consists of contractual arrangements with distributors or direct customers.

•	Transfer of title and risk and rewards of ownership are passed upon shipment of the pump to distributors or upon delivery to the customer.

•	The selling prices are fixed and agreed upon based on the contracts with distributors, the customer and contracted insurance payors, if applicable. For sales to customers associated with insurance providers with whom there is no contract, revenue is recognized upon collection of cash at which time the price is determinable. The Company generally does not offer rebates to its distributors and customers.

•	The Company considers the overall creditworthiness and payment history of the distributor, customer and the contracted insurance payor in concluding whether collectability is reasonably assured.

Prior to the first quarter of 2013, t:slim Pump sales were recorded as deferred revenue until the Company’s 30-day right of return expired because it did not have sufficient history to be able to reasonably estimate returns. At December 31, 2012, $1.9 million was recorded as deferred revenue. Beginning in the first quarter of 2013, the Company began recognizing t:slim Pump revenue when all the revenue recognition criteria above are met, as it established sufficient history in order to reasonably estimate product returns. As a result of this change, a one-time adjustment was recorded during the three month period ended March 31, 2013, to recognize previously deferred revenue and cost of sales of $1.9 million and $1.1 million, respectively.

Revenue Recognition for Arrangements with Multiple Deliverables

The Company considers the deliverables in its product offering as separate units of accounting and recognizes deliverables as revenue upon delivery only if (i) the deliverable has standalone value and (ii) if the arrangement includes a general right of return relative to the delivered item(s), delivery or performance of the undelivered item(s) is probable and substantially controlled by us. The Company allocates consideration to the separate units of accounting, unless the undelivered elements were deemed perfunctory and inconsequential. The Company uses the relative selling price method, in which allocation of consideration is based on vendor-specific objective evidence (“VSOE”) if available, third-party evidence (“TPE”), or if VSOE and TPE are not available, management’s best estimate of a standalone selling price (“ESP”) for the undelivered elements.

In February 2013, the FDA cleared t:connect, the Company’s cloud-based data management application, which is made available upon purchase by t:slim Pump customers. This service is deemed an undelivered element at the time of the t:slim sale. Because the Company has neither VSOE nor TPE for this deliverable, the allocation of revenue is based on the Company’s ESP. The Company establishes its ESP based on estimated cost to provide such services, including consideration for a reasonable profit margin and corroborated by comparable market data. The Company allocates fair value based on management’s ESP to this element at the time of sale and recognizes the revenue over the four year hosting period. Deferred revenue for the t:connect hosting services was $0.3 million and $0.2 million at March 31, 2014 and December 31, 2013, respectively. All other undelivered elements at the time of sale are deemed inconsequential or perfunctory.

Product Returns

The Company offers a 30-day right of return for its t:slim Pump customers from the date of shipment, provided a physician’s confirmation of the medical reason for the return is received. Estimated allowances for sales returns are based on historical returned quantities as compared to t:slim Pump shipments in the same period. The return rate is then applied to the sales of the period to establish a reserve at the end of the period. The return rates used in the reserve are adjusted for known or expected changes in the marketplace when appropriate. The allowance for product returns at March 31, 2014 and December 31, 2013 was $0.3 million and $0.2 million, respectively. Actual product returns have not differed materially from estimated amounts reserved.

Warranty Reserve

The Company provides a four-year warranty on its t:slim Pump to end user customers and may replace any pumps that do not function in accordance with the product specifications. Any pump returned to the Company may be refurbished and redeployed. Additionally, the Company offers a six month warranty on t:slim cartridges and infusion sets. Estimated warranty costs are recorded at the time of shipment. Warranty costs are estimated based on the current product cost considering a mix of new and refurbished pump costs, actual experience and expected failure rates from test studies performed in conjunction with the clearance of the Company’s product with the FDA to support the longevity and reliability of its t:slim Pump. The Company evaluates the reserve quarterly and makes adjustments when appropriate. At March 31, 2014 and December 31, 2013, the warranty reserve was $0.8 million and $1.1 million, respectively. Of the total $0.8 million warranty reserve at March 31, 2014, $0.2 million was recorded as a component of other current liabilities and $0.6 million was recorded in other long-term liabilities. In addition, of the $1.1 million warranty reserve at December 31, 2013, $0.3 million was related to replacement related to the voluntary product recall of selected lots of cartridges. The Company does not expect further replacements beyond March 31, 2014, as such no warranty reserve at March 31, 2014 was related to such potential replacement. Actual warranty costs have not differed materially from estimated amounts reserved.

The following table provides a reconciliation of the change in product warranty liabilities through March 31, 2014:

Balance at December 31, 2013	$1,123,000
Provision for warranties issued during the quarter	771,000
Settlements made during the quarter	(1,089,000)

Balance at March 31, 2014	$805,000

Stock-Based Compensation

The Company estimates the fair value of stock options and shares issued to employees under the ESPP using a Black-Scholes option-pricing model on the date of grant. The grant date fair value is calculated using the Black-Scholes option-pricing model, which requires the use of subjective assumptions including volatility, expected term, risk-free rate, and the fair value of the underlying common stock. For awards that vest based on service conditions, the Company recognizes expense using the straight-line method less estimated forfeitures. Prior to the

Company’s initial public offering, the estimated fair value of these awards was determined at the date of grant based upon the estimated fair value of the Company’s common stock. Subsequent to the Company’s initial public offering, the fair value of the common stock is based on observable market prices. As of March 31, 2014, there were no outstanding equity awards with market or performance conditions.

The Company records the expense for stock option grants to non-employees based on the estimated fair value of the stock option using the Black-Scholes option-pricing model. The fair value of non-employee awards is re-measured at each reporting period as the underlying awards vest unless the instruments are fully vested, immediately exercisable and nonforfeitable on the date of grant.

Warrant Liabilities

The Company issued freestanding warrants to purchase shares of common stock and convertible preferred stock in connection with the issuance of convertible notes payable in 2011 and 2012. The Company accounted for these warrants as a liability in the financial statements because either the Company did not have enough authorized shares to satisfy potential exercise of the common stock warrants and the number of shares to be issued upon their exercise was outside the control of the Company or because the underlying instrument into which the warrants were exercisable (Series D convertible preferred stock) contained deemed liquidation provisions that were outside of the control of the Company. Upon the closing of the initial public offering, warrants to purchase shares of Series D Preferred Stock automatically converted into warrants to purchase shares of common stock. The Company reclassified the warrant liability to stockholders’ equity as the warrants met the definition of an equity instrument.

Prior to the warrants’ conversion to an equity instrument, the warrants were recorded at fair value using either the Black-Scholes option pricing model, or a binomial lattice model, depending on the characteristics of the warrants at the time of the valuation. The fair value of these warrants was remeasured at each financial reporting period with any changes in fair value being recognized as a component of other income (expense) in the accompanying statements of operations and comprehensive loss. For the three months ended March 31, 2013, costs of $2.8 million were recorded as other expense from the revaluations. In connection with completion of the initial public offering in November 2013, the Company performed the final remeasurement of the warrant liability.

Net Loss Per Share

Basic net loss per share is calculated by dividing the net loss by the weighted average number of common shares that were outstanding for the period, without consideration for common stock equivalents. Diluted net loss per share is calculated by dividing the net loss by sum of the weighted-average number of dilutive common share equivalents outstanding for the period determined using the treasury-stock method. Dilutive common share equivalents are comprised of convertible preferred stock, preferred stock warrants, common stock warrants, potential Employee Stock Purchase Plan (“ESPP”) awards and options outstanding under the Company’s equity incentive plans. The calculation of diluted loss per share requires that, to the extent the average fair value of the underlying shares for the reporting period exceeds the exercise price of the warrants and the presumed exercise of such securities are dilutive to loss per share for the period, adjustments to net loss used in the calculation are required to remove the change in fair value of the warrants for the period. Likewise, adjustments to the denominator are required to reflect the related dilutive shares. For all periods presented, there is no difference in the number of shares used to calculate basic and diluted shares outstanding due to the Company’s net loss position.

Potentially dilutive securities not included in the calculation of diluted net loss per share attributable to common stockholders (because inclusion would be anti-dilutive) are as follows (in common stock equivalent shares):

	Three Months Ended March 31,
	2014	2013
Convertible preferred stock outstanding	—	10,647,933
Warrants for common stock	1,297,057	271,834
Common stock options	4,889,549	—
Employee Stock Purchase Plan	137,943	—
Restricted common stock subject to repurchase	—	17,910

	6,324,549	10,937,677

Recent Accounting Pronouncements

In April 2014, the FASB issued an accounting standards update, which includes amendments that change the requirements for reporting discontinued operations and require additional disclosures about discontinued operations. Under the new guidance, only disposals representing a strategic shift in operations—that is, a major effect on the organization’s operations and financial results should be presented as discontinued operations. Examples include a disposal of a major geographic area, a major line of business, or a major equity method investment. Additionally, the update requires expanded disclosures about discontinued operations that will provide financial statement users with more information about the assets, liabilities, income, and expenses of discontinued operations. The guidance is effective prospectively for fiscal years beginning after December 15, 2014 and interim periods within annual periods beginning on or after December 15, 2015. The Company does not believe the adoption of this standard will have a material impact on our financial position, results of operations or related financial statement disclosures.

3. Short-Term Investments

The Company invests excess cash in investment securities, principally debt instruments of financial institutions and corporations with strong credit ratings. The following represents a summary of the estimated fair value of short-term investments at March 31, 2014 and December 31, 2013 (in thousands):

	Maturity (in years)	Amortized Cost	Unrealized		Estimated Fair Value
At March 31, 2014			Gain	Loss
Commercial paper	Less than 1	$30,424	$14	$—	$30,438
Government-sponsored enterprises securities	Less than 1	3,510	—	—	3,510

Total		$33,934	$14	$—	$33,948

	Maturity (in years)	Amortized cost	Unrealized		Estimated Fair Value
At December 31, 2013			Gain	Loss
Commercial paper	Less than 1	$5,095	$—	$—	$5,095

Total		$5,095	$—	$—	$5,095

4. Inventory

Inventories, stated at the lower of cost or market, consisted of the following (in thousands):

	March 31, 2014	December 31, 2013
Raw materials	$6,200	$6,363
Work in process	1,978	2,169
Finished goods	2,783	3,535

	10,961	12,067
Less reserve for excess and obsolete	(796)	(1,737)

Total	$10,165	$10,330

The reserve for excess and obsolete inventory at March 31, 2014 and December 31, 2013 included $0 and $0.9 million associated with the Company’s voluntary product recall, respectively.

5. Fair Value Measurements

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

The following table presents information about the Company’s financial assets measured at fair value on a recurring basis as of March 31, 2014 and December 31, 2013, and indicates the fair value hierarchy of the valuation techniques utilized by the Company to determine such fair value (in thousands):

	March 31, 2014	Fair Value Measurements at March 31, 2014
		Level 1	Level 2	Level 3
Assets
Cash equivalents (1)	$71,225	$71,225	$—	$—
Restricted cash	2,050	2,050	—	—
Commercial paper	30,438	—	30,438	—
Government-sponsored enterprises securities	3,510	—	3,510	—

Total assets	$107,223	$73,275	$33,948	$—

(1)	Cash equivalents as of March 31, 2014 included money market funds, commercial paper and government-sponsored enterprises securities with a maturity of three months or less from the date of purchase.

		Fair Value Measurements at December 31, 2013
	December 31, 2013	Level 1	Level 2	Level 3
Assets
Money market funds	$115,112	$115,112	$—	$—
Restricted cash	2,050	2,050	—	—
Commercial paper	5,095	—	5,095	—

Total assets	$122,257	$117,162	$5,095	$—

The Company’s Level 2 financial instruments are valued using market prices on less active markets and model-derived valuations with observable valuation inputs such as interest rates and yield curves. The Company obtains the fair value of Level 2 financial instruments from quoted market price, calculated price or quotes from third-party pricing services. The Company validates through independent valuation testing and review of portfolio valuations provided by the Company’s investment managers. There were no transfers between Level 1 and Level 2 securities during the three months ended March 31, 2014.

6. Loan Agreements

Silicon Valley Bank Loan

In March 2012, the Company entered into a Loan and Security Agreement with Silicon Valley Bank (“SVB”), drawing a bridge loan in the amount of $5.0 million (the “SVB Bridge Loan”). Subsequent to the closing of the Series D financing, the SVB Bridge Loan was converted into a 24-month term loan (the “SVB Term Loan”) in September 2012. The term loan accrued interest at an annual rate of 4%, with principal and accrued interest payments due monthly throughout the 24 month term. The SVB Term Loan also required a final payment of $0.3 million and a fee of $0.2 million if the loan was prepaid in its entirety prior to the end of the term of the loan.

In connection with the SVB Bridge Loan and SVB Term Loan, the Company issued in aggregate 102,270 warrants to purchase shares of Series D convertible preferred stock at an exercise price of $4.40 per share. In November 2013, in connection with the closing of the initial public offering, all SVB Series D Preferred Stock warrants automatically converted into warrants to purchase 61,033 shares of our Common Stock at a weighted average exercise price of $7.37 per share.

In conjunction with the Capital Royalty Term Loan closing in January 2013, all principal, interest due and pre-payment fee amounts due under the SVB Term Loan were paid by the Company.

Silicon Valley Bank Revolving Line of Credit

In January 2013, the Company entered into an amended loan agreement with Silicon Valley Bank, making available a revolving line of credit in the amount up to the lesser of $1.5 million or 75% of eligible accounts receivable. Interest-only payments at a rate of 6% per annum are payable monthly through the maturity date 24 months from the initial borrowing. Loans drawn under the agreement are secured by eligible accounts receivable and proceeds therefrom. Additionally, the terms of the revolving line of credit contain various affirmative and negative covenants. There were no amounts outstanding under this loan as of March 31, 2014 and December 31, 2013.

Capital Royalty Term Loan

In December 2012, the Company executed a Term Loan Agreement (the “Original Term Loan Agreement”) with Capital Royalty Partners II L.P. (“Capital Royalty Partners”) and Capital Royalty Partners II—Parallel Fund “A” L.P. (“CRPPF”, together with Capital Royalty Partners, the “Lenders”), providing the Company access to up to $45.0 million under the arrangement, of which $30.0 million was available in January 2013. An additional amount up to $15.0 million became available upon achievement of a 2013 revenue-based milestone. In January 2013, $30 million was drawn under the Original Term Loan Agreement. The loan under the Original Term Loan Agreement accrued interest at an annual rate of 14%. Interest-only payments were due quarterly at March 31, June 30, September 30 and December 31 of each year through December 31, 2015. Thereafter, in addition to interest accrued during the period, quarterly payments were required to include an amount equal to the outstanding principal at December 31, 2015 divided by the remaining number of quarters prior to the maturity of the loan which is December 31, 2017. The Original Term Loan Agreement provided for prepayment fees of 5% of the outstanding balance of the loan if the loan was not repaid prior to April 1, 2014. The prepayment fee was reduced 1% per year for each subsequent year until maturity.

In connection with the Original Term Loan Agreement, in January 2013, the Company issued warrants to purchase 271,834 shares of the Company’s Common Stock at an exercise price of $0.02 per share. The warrants were immediately exercisable and expire in January 2023. Because the exercise price of these warrants is nominal, the Company used the fair value of the common stock of $1.61 at December 31, 2012 to value these warrants. The Company also paid $0.4 million financing fee to the Lenders. The warrants’ fair value of approximately $0.4 million and financing fee of $0.4 million were recorded as a debt discount. Additionally, the Company paid $0.7 million to a third party for sourcing the Capital Royalty Term Loan, which was recorded as debt issuance cost. All fees and warrants value are amortized to interest expense over the remaining term using effective interest method.

In April 2014, the Company entered into an Amended and Restated Term Loan Agreement (the “Amended and Restated Term Loan Agreement”) with the Lenders and other parties affiliated with Capital Royalty Partners. The Amended and Restated Term Loan Agreement amends and restates the Original Term Loan Agreement. Concurrently, the Company also entered into a new Term Loan Agreement (the “New Tranche Term Loan Agreement”) with the Lenders and other parties affiliated with Capital Royalty Partners, under which the Company may borrow up to an additional $30.0 million on or before March 31, 2015 (see Note 10 “Subsequent Events”).

7. Stockholders’ Equity

Shares Reserved for Future Issuance

The following shares of common stock are reserved for future issuance at March 31, 2014:

Common stock warrants outstanding	1,297,057
Stock options issued and outstanding	4,994,340
Authorized for future option grants	2,257,982
Employee Stock Purchase Plan	785,256

9,334,635

The Company issued 52,605 shares of common stock upon the exercise of stock options and warrants during the three months ended March, 31, 2014, and issued 95,007 shares of common stock upon the exercise of stock options and warrants during the year ended December 31, 2013.

In October 2013, the Company adopted the 2013 ESPP. As of March 31, 2014, no shares of common stock have been purchased under the ESPP.

Stock-Based Compensation

The assumptions used in the Black-Scholes option-pricing model are as follows:

	Stock Option
	Three Months Ended March 31,
	2014	2013
Risk-free interest rate	1.9%	2.4%
Expected dividend yield	0.0%	0.0%
Expected volatility	78.7%	71.8%
Expected term (in years)	6.1	6.0

The following table summarizes the allocation of stock compensation expense (in thousands):

	Three Months Ended March 31,
	2014	2013
Cost of sales	$364	$17
Selling, general & administrative	3,003	24
Research and development	404	15

Total	$3,771	$56

The total stock-based compensation capitalized as part of the cost of inventory was $0.2 million and 0.3 million at March 31, 2014 and December 31, 2013, respectively.

8. Collaborations

DexCom Development and Commercialization Agreement

In February 2012, the Company entered into a Development and Commercialization Agreement with DexCom, Inc. (“DexCom Agreement”) for the purpose of collaborating on the development and commercialization of an integrated system which incorporates the t:slim insulin delivery system with DexCom’s proprietary continuous glucose monitoring system. Under the DexCom Agreement, the Company paid DexCom $1.0 million at the commencement of the collaboration which was recorded as research and development cost in 2012 and will make two additional $1.0 million payments upon the achievement of certain milestones. Additionally, the Company will reimburse DexCom up to $1.0 million of its development costs and is solely responsible for its own development costs. The amount accrued for DexCom’s development costs associated with the DexCom Agreement was not material at March 31, 2014 and December 31, 2013.

Upon commercialization and as compensation for the non-exclusive license rights, the Company will also pay DexCom a royalty calculated at $100 per integrated system sold.

JDRF Collaboration

In January 2013, the Company entered into a research, development and commercialization agreement (“JDRF Agreement”) with Juvenile Diabetes Research Foundation (“JDRF”) to develop the t:dual Infusion System, a first-of-its-kind, dual-chamber infusion pump for the management of diabetes. According to the terms of the JDRF Agreement, JDRF will provide research funding of up to $3.0 million based on the achievement of research and development milestones, not to exceed research costs incurred by the Company. The research and development milestones are anticipated to be reached by September 2015. Payments the Company receives to fund the collaboration efforts under the terms of the JDRF Agreement will be recorded as restricted cash and current and long term liabilities, and recognized as an offset of research and development expenses straight-line over the remaining months until anticipated completion of the final milestone, only to the extent that the restricted cash is utilized to fund such development activities. As of March 31, 2014, milestone payment achievements totaled $0.7 million, and research and development costs were offset by $0.3 million. The research and development costs were offset by $0.1 million and an immaterial amount for the three months ended March 31, 2014 and 2013, respectively. As of March 31, 2014, the Company received $0.7 million from JDRF and had $0 classified as restricted cash at March 31, 2014 and December 31, 2013.

9. Commitments and Contingencies

From time to time, the Company may be subject to legal proceedings or regulatory encounters or other matters arising in the ordinary course of business, including actions with respect to intellectual property, employment, product liability, and contractual matters. In connection with these matters, the Company assesses, on a regular basis, the probability and range of possible loss based on the developments in these matters. A liability is recorded in the financial statements if it is believed to be probable that a loss has been incurred and the amount of the loss can be reasonably estimated. Because of the uncertainties related to the occurrence, amount, and range of loss on any pending actions, the Company is currently unable to predict their ultimate outcome, and, with respect to any pending litigation or claim where no liability has been accrued, to make a meaningful estimate of the reasonably possible loss or range of loss that could result from an unfavorable outcome. At March 31, 2014 and December 31, 2013, there were no matters for which the negative outcome was considered probable or estimable, and, as a result, no amounts have been accrued at either date.

10. Subsequent Events

On April 4, 2014, the Company entered into the Amended and Restated Term Loan Agreement with Capital Royalty Partners, CRPPF and Capital Royalty Partners II (Cayman) L.P. (“CRPC”) under which the Company may borrow up to $30.0 million. The Amended and Restated Term Loan Agreement amends and restates the Original Term Loan Agreement.

Aggregate borrowings outstanding under the Amended and Restated Term Loan Agreement are $30.0 million. Borrowings under the Amended and Restated Term Loan Agreement were used to refinance amounts outstanding under the Original Term Loan Agreement.

The Amended and Restated Term Loan Agreement primarily amends the terms of the Original Term Loan Agreement to reduce the borrowing limit to $30.0 million, to reduce the applicable interest rate from 14.0% to 11.5%, and to extend the interest only payment period from December 31, 2015 to March 31, 2018. Interest is payable, at the Company’s option, (i) in cash at a rate of 11.5% per annum or (ii) 9.5% of the 11.5% per annum in cash and 2.0% of the 11.5% per annum is added to the principal of the loan and is subject to accruing interest. Interest-only payments are due quarterly on March 31, June 30, September 30 and December 31 of each year of the interest-only payment period. Thereafter, in addition to interest accrued during the period, the quarterly payments shall include an amount equal to the outstanding principal at March 31, 2018 divided by the remaining number of quarters prior to the end of the term of the loan which is March 31, 2020. The Amended and Restated Term Loan Agreement provides for prepayment fees of 3% of the outstanding balance of the loan if the loan is repaid prior to March 31, 2015. The prepayment fee is reduced by 1% per year for each subsequent year until maturity.

Certain affirmative and negative covenants were also amended to provide the Company with additional flexibility. The principal financial covenants require that the Company attain minimum annual revenues of $30.0 million in 2014, $50.0 million in 2015, $65.0 million in 2016, $80.0 million in 2017 and $95.0 million thereafter.

On the same date, the Company entered into a new Term Loan Agreement (the “New Tranche Term Loan Agreement”) with Capital Royalty Partners, CRPPF, CRPC and Parallel Investment Opportunities Partners II L.P. under which the Company may borrow up to an additional $30.0 million on or before March 31, 2015, at the same interest rate and on the same key terms as the Amended and Restated Term Loan Agreement.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our unaudited condensed financial statements and related notes included in this quarterly report on Form 10-Q and the audited financial statements and notes thereto as of and for the year ended December 31, 2013 included with our Annual Report on Form 10-K for the year ended December 31, 2013 filed with the Securities and Exchange Commission, or SEC. Operating results are not necessarily indicative of results that may occur in future periods.

Certain statements contained in this quarterly report on Form 10-Q, including statements regarding the development, growth and expansion of our business, our intent, belief or current expectations, primarily with respect to our future operating performance, and the products we expect to offer and other statements regarding matters that are not historical facts, are “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, or Securities Act, and Section 21E of the Securities Exchange Act of 1934, as amended, or Exchange Act, and are subject to the “safe harbor” created by these sections. Future filings with the SEC, future press releases and future oral or written statements made by us or with our approval, which are not statements of historical fact, may also contain forward-looking statements. Because such statements include risks and uncertainties, many of which are beyond our control, actual results may differ materially from those expressed or implied by such forward-looking statements. Some of the factors that could cause actual results to differ materially from those expressed or implied by such forward-looking statements can be found under the caption “Risk Factors,” and elsewhere in this quarterly report on Form 10-Q as well as in our other filings with the SEC. Readers are cautioned not to place undue reliance on forward-looking statements. The forward-looking statements speak only as of the date on which they are made, and we undertake no obligation to update such statements to reflect events that occur or circumstances that exist after the date on which they are made.

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

The FDA cleared t:slim in November 2011. We commenced commercial sales of t:slim in the United States in the third quarter of 2012. We consider the number of units shipped per quarter to be an important metric for managing our business. Since the launch of t:slim, we have shipped total approximately 9,250 pumps as of March 31, 2014 broken down by quarter as follows:

	Units Shipped for Each of the Three Months Ended in Respective Years
	2012	2013	2014
March 31	N/A	852	1,723
June 30	9	1,363	N/A
September 30	204	1,851	N/A
December 31	844	2,406	N/A

Total	1,057	6,472	1,723

For the three months ended March 31, 2014 and 2013, our sales were $8.1 million and $5.5 million, respectively. For the three months ended March 31, 2014 and 2013, our net loss was $22.0 million and $11.2 million, respectively. Our accumulated deficit as of March 31, 2014 was $191.2 million.

We have derived nearly all of our revenue from the sale of t:slim in the United States and expect to continue to do so until we are able to commercialize our other products that are currently under development. A substantial portion of the purchase price of an insulin pump is typically paid for by third-party payors, including private insurance companies, preferred provider organizations and other managed care providers. Future sales of our current and future products will be limited unless our customers can rely on third-party payors to pay for all or part of the associated purchase cost. Access to adequate coverage and reimbursement for our current and future products by third-party payors is essential to the acceptance of our products by customers. In circumstances that we do not have contracts established with third-party payors, to the extent possible we utilize our network of national and regional distributors to service our customers.

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

From inception through March 31, 2014, we have primarily financed our operations through sales of equity securities, and, to a lesser extent, debt financings. We expect to continue to incur net losses for the next several years and may require additional capital through equity financings and debt financings in order to fund our operations to a level of revenues adequate to support our cost structure.

We have experienced considerable revenue growth since the commercial launch of t:slim in the third quarter of 2012, while incurring operating losses since our inception. Our operating results may fluctuate on a quarterly or annual basis in the future and our growth or operating results may not be consistent with predictions made by securities analysts. We may not be able to achieve profitability in the future. For additional information about the risks and uncertainties associated with our business, see the section entitled “Risk Factors” in Part II, Item 1A of this quarterly report.

Voluntary Recall

On January 10, 2014, we announced a voluntary recall of select lots of cartridges used with the t:slim that may be at risk of leaking. The cause of the recall was identified during our internal product testing. The recall was expanded on January 20, 2014 to include additional lots of affected cartridges used with the t:slim. We incurred approximately $1.7 million in direct costs associated with the recall. We recorded a cost of sales charge of approximately $1.3 million in the fourth quarter of 2013 and recorded the cost of sales charge for the remainder in the first quarter of 2014 for affected cartridges shipped in the first quarter of 2014. We do not currently expect any further direct financial impact of the recall beyond these costs. The total cost of the recall consisted of approximately $0.7 million associated with the return and replacement of affected cartridges in the field and approximately $1.0 million for the write-off of affected cartridges within our internal inventory.

Subsequent Event—Capital Royalty Partners Term Loans

In December 2012, we executed a Term Loan agreement (the “Original Term Loan Agreement”) with Capital Royalty Partners II L.P. (“Capital Royalty Partners”) and Capital Royalty Partners II—Parallel Fund “A” L.P. (“CRPPF”, together with Capital Royalty Partners, the “Lenders”), providing us access to $45.0 million under the arrangement, of which $30.0 million was available in January 2013, and an additional amount up to $15.0 million was available upon our achievement of a 2013 revenue-based milestone. In January 2013, $30.0 million was drawn under the agreement, a portion of which was used to repay all amounts outstanding under our $5.0 million loan from Silicon Valley Bank.

On April 4, 2014, we entered into the Amended and Restated Term Loan Agreement with Capital Royalty Partners, CRPPF and Capital Royalty Partners II (Cayman) L.P. (“CRPC”) under which we may borrow up to $30.0 million. The Amended and Restated Term Loan Agreement amends and restates the Original Term Loan Agreement.

Aggregate borrowings outstanding under the Amended and Restated Term Loan Agreement are $30.0 million. Borrowings under the Amended and Restated Term Loan Agreement were used to refinance amounts outstanding under the Original Term Loan Agreement.

The Amended and Restated Term Loan Agreement primarily amends the terms of the Original Term Loan Agreement to reduce the borrowing limit to $30.0 million, to reduce the applicable interest rate from 14.0% to 11.5%, and to extend the interest only payment period from December 31, 2015 to March 31, 2018. Interest is payable, at our option, (i) in cash at a rate of 11.5% per annum or (ii) 9.5% of the 11.5% per annum in cash and 2.0% of the 11.5% per annum is added to the principal of the loan and is subject to accruing interest. Interest-only payments are due quarterly on March 31, June 30, September 30 and December 31 of each year of the interest-only payment period. Thereafter, in addition to interest accrued during the period, the quarterly payments shall include an amount equal to the outstanding principal at March 31, 2018 divided by the remaining number of quarters prior to the end of the term of the loan. The Amended and Restated Term Loan Agreement provides for prepayment fees of 3% of the outstanding balance of the loan if the loan is repaid prior to March 31, 2015. The prepayment fee is reduced by 1% per year for each subsequent year until maturity.

Certain affirmative and negative covenants were also amended to provide us with additional flexibility. The principal financial covenants require that we attain minimum annual revenues of $30.0 million in 2014, $50.0 million in 2015, $65.0 million in 2016, $80.0 million in 2017 and $95.0 million thereafter.

On the same date, we entered into a new Term Loan Agreement (the “New Tranche Term Loan Agreement”) with Capital Royalty Partners, CRPPF, CRPC and Parallel Investment Opportunities Partners II L.P. under which we may borrow up to an additional $30.0 million on or before March 31, 2015, at the same interest rate and on the same key terms as the Amended and Restated Term Loan Agreement.

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

We anticipate our sales will increase as we expand our sales and marketing infrastructure, increase awareness of our products and broaden third party reimbursement for our products. We also expect that our sales will fluctuate on a quarterly basis in the future due to a variety of factors, including seasonality and the impact of the buying patterns of our distributors and other customers. We believe that our sales are subject to seasonal fluctuation due to the impact of annual deductible and coinsurance requirements associated with most medical insurance plans utilized by our individual customers and the individual customers of our distributors. Our sales may also be influenced by the summer vacation period. Accordingly, we have experienced and expect to continue experience sequential growth of sales from the third quarter to the fourth quarter to be relatively higher than for other quarter-to-quarter growth, and we also expect sequential sales from the fourth quarter to the first quarter to be relatively flat or down.

Cost of Sales

We manufacture the t:slim Pump and its disposable cartridge at our manufacturing facility in San Diego, California. Infusion sets and t:slim accessories are manufactured by third-party suppliers. Cost of sales includes raw materials, labor costs, manufacturing overhead expenses, product training cost and reserves for expected warranty costs, scrap and inventory obsolescence. Due to our relatively low production volumes, compared to our potential capacity to produce our products, the majority of our per unit costs are currently manufacturing overhead expenses. These expenses include quality assurance, manufacturing engineering, material procurement, inventory control, facilities, equipment, information technology and operations supervision and management.

We expect our overall gross margin, which is calculated as sales less cost of sales for a given period divided by sales, to fluctuate in future periods as a result of the changing percentage of products sold to distributors versus directly to individual customers, varying levels of reimbursement among third-party payors, changing mix of products sold with different gross margins, changes in our manufacturing processes, costs or manufacturing output. Manufacturing inefficiencies will also impact our gross margins, which we may experience as we attempt to manufacture our products on a larger scale, change our manufacturing capacity or output, and adjust to expanding our manufacturing facilities. Any new products that we sell in the future may change our future gross margins.

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

Other Income and Expense

Our other income and expense primarily consists of interest expense and amortization of debt discount and debt issuance costs associated with term loan agreements. At March 31, 2014, there was $30.0 million outstanding principal under our Original Term Loan Agreement with the Lenders, which accrues interest at a rate of 14% per annum. In previous years, other income and expense also included interest expense and amortization of debt discount associated with convertible notes payable and the change in the fair value of outstanding common and preferred stock warrants for which the final revaluation was performed in connection with our initial public offering in the fourth quarter of 2013.

In connection with the Amended and Restated Term Loan Agreement entered into during April 2014, the interest rate was reduced from 14% to 11.5% per annum with the principal amount unchanged.

Results of Operations

	Three Months Ended March 31,
(in thousands, except percentages)	2014	2013
Sales	$8,065	$5,458
Cost of sales	7,198	3,418

Gross profit	867	2,040
Gross margin	11%	37%
Operating expenses:
Selling, general and administrative	18,041	6,884
Research and development	3,663	2,322

Total operating expenses	21,704	9,206

Operating loss	(20,837)	(7,166)
Other income (expense), net:
Interest and other income	18	—
Interest and other expense	(1,143)	(1,167)
Change in fair value of stock warrants	—	(2,830)

Total other income (expense), net	(1,125)	(3,997)

Net loss	$(21,962)	$(11,163)

Comparison of Three Months Ended March 31, 2014 and 2013

Sales. We began selling our products in the third quarter of 2012. Sales for the three months ended March 31, 2014 and 2013 were $8.1 million and $5.5 million, respectively. Sales for the three months ended March 31, 2013 included a one-time adjustment for recognition of $1.9 million of t:slim Pump sales that was previously deferred in the fourth quarter of 2012 due to our lack of history for estimating product returns at that time. For the three months ended March 31, 2014 and 2013, sales from the t:slim Pump accounted for 86% and 95% of sales, respectively, while pump-related supplies primarily accounted for the remainder of our sales in each period. Sales of accessories were not material in either period. Sales to distributors accounted for 68% and 73% of our total sales for the three months ended March 31, 2014 and 2013, respectively. The increase in t:slim Pump sales during the three months ended March 31, 2014 compared to the same period in 2013 was primarily attributable to the increase in the size of our sales force during the relevant periods.

The commercialization of the t:slim Pump and pump related supplies and accessories initially involved a sales force of limited size. During the first quarter of 2013, we operated with 11 sales territories. Throughout 2013, we expanded from 11 sales territories to 36 sales territories. During the first quarter of 2014, we further expanded the sales force from 36 at the end of 2013 to 60 at the end of the first quarter of 2014. During the expansion of the sales force in both 2013 and 2014, we believe our sales force experienced some initial disruption in their individual productivity as territories were realigned and responsibilities adjusted.

Cost of Sales and Gross Profit. Our cost of sales for the three months ended March 31, 2014 was $7.2 million, resulting in gross profit of $0.9 million and a gross margin of 11%, compared to cost of sales of $3.4 million in the same period in 2013 resulting in gross profit of $2.0 million and a gross margin of 37%.

The decrease in our gross margin for the three months ended March 31, 2014 from the comparable period of 2013 resulted primarily from the difference in per unit manufacturing overhead costs we experienced in each of the periods. Since the first quarter of 2013, we significantly increased our manufacturing operations and costs as we address increasing production volume requirements. Overhead costs increased more than 50% during the three month period ended March 31, 2014, as compared to the same period in 2013. Our manufacturing overhead costs have and will continue to be a significant component of the cost of our products, and as a result have, and may continue to impact, our gross margins as we attempt to manufacture our products on a larger scale, change our manufacturing processes, capacity or output, implement additional automated manufacturing equipment and adjust to expanding our manufacturing facilities.

Included in cost of sales for the three months ended March 31, 2014 were costs of $0.3 million associated with our voluntary product recall of selected lots of cartridges initiated in January 2014, resulting in a reduction of the gross margin for that period of four percentage points. Included in cost of sales for the three months ended March 31, 2013 were costs of $1.1 million that were previously deferred at the end of the fourth quarter of 2012 due to our lack of history for estimating product returns at that time. These costs, along with the previously deferred sales of $1.9 million recognized in the first quarter of 2013, resulted in a two percentage point increase in gross margin of the first quarter of 2013.

Also contributing to the decrease in the gross margin in the first quarter of 2014 as compared to the first quarter of 2013 were the varying levels of reimbursement among a changing mix of third-party payors and the increase in sales of pump-related supplies. Our gross margin on the sales of t:slim Pump was higher than pump-related supplies for the quarters ended March 31, 2014 and 2013, and is expected to remain higher in the future. These and other factors, such as the percentage of products sold to distributors versus directly to individual customers and any new products that we sell in the future, may continue to impact our future gross margins.

Selling, General and Administrative Expenses. SG&A expenses increased 162% to $18.0 million for the three months ended March 31, 2014 from $6.9 million in the same period in 2013. The increase in SG&A expenses was primarily associated with the continued expansion of our commercial operations. At March 31, 2014, our headcount for sales, general and administrative functions more than doubled compared to March 31, 2013. This includes an expansion to 60 sales territories by the end of the first quarter of 2014 from 36 at the end of 2013 and 11 at the end of the first quarter of 2013. A territory is maintained by sales representatives, field clinical specialists, managed care liaisons, additional sales management and other customer support personnel, as well as the growth of the administrative infrastructure to support the growing operations. Employee-related expenses for our sales, general and administrative functions comprise the majority of the SG&A expenses. Such employee-related expenses increased $8.4 million during the first three months of 2014 compared to the same period in 2013, including an increase of $2.9 million in stock-based compensation associated with equity awards. SG&A expenses also increased $2.8 million during the first three months of 2014 compared to the same period in 2013 associated with marketing and promotional activities, tradeshows, travel expenses and technological support.

Research and Development Expenses. R&D expenses increased 58% to $3.7 million for the three months ended March 31, 2014 from $2.3 million for the same period in 2013. The increase in R&D expenses consisted primarily of an increase of $1.3 million in employee-related expenses.

Other Income (Expense). Other expense for the three months ended March 31, 2014 was $1.1 million, compared to $4.0 million for the same period in 2013. Other expense for the first three months of 2014 was primarily comprised of $1.1 million interest expense associated with the Original Term Loan Agreement executed in December 2012. $30.0 million was drawn under the Original Term Loan Agreement in January 2013.

In comparison, other expense for the three months ended March 31, 2013 was primarily comprised of a $2.8 million decrease in the fair value of the common and preferred stock warrants and $1.2 million interest expense associated with the Original Term Loan Agreement.

Liquidity and Capital Resources

At March 31, 2014, we had $110.8 million in cash and cash equivalents and short-term investments. We believe that our cash on hand, cash available under our term loan agreement and proceeds from the equity activities will be sufficient to satisfy our liquidity requirements for at least the next 18 months. We expect that our sales performance and the resulting operating income or loss, as well as the status of each of our new product development programs, will significantly impact our cash management decisions. We have utilized, and may continue to utilize, debt arrangements with debt providers and financial institutions to finance our operations. Factors such as interest rates and available cash will impact our decision to continue to utilize debt arrangements as a source of cash.

Historically, our sources of cash have included private placements and a public offering of equity securities, debt arrangements, and cash generated from operations. Our historical cash outflows have primarily been associated with cash used for operating activities such as the purchase of inventory, expansion of our sales and marketing infrastructure, increase in our R&D activities and other working capital needs, as well as cash used for investing activities, such as the acquisition of intellectual property, expenditures related to equipment and improvements used to increase our manufacturing capacity and improve our manufacturing efficiency and overall facility expansion.

The following table shows a summary of our cash flows for the three months ended March 31, 2014 and 2013:

	Three Months Ended March 31,
(in thousands)	2014	2013
Net cash provided by (used in):
Operating activities	$(16,960)	$(8,811)
Investing activities	(30,626)	(1,401)
Financing activities	27	22,487

Total	$(47,559)	$12,275

Operating activities. Net cash used in operating activities was $17.0 million for the three months ended March 31, 2014, compared to $8.8 million for the same period in 2013. The increase in net cash used in operating activities for the three months ended March 31, 2014 and 2013 periods presented was primarily associated with increased costs related to the continued expansion of commercial operations during the first quarter of 2014. Our employee headcount, employee-related expenses and working capital needs, including accounts receivable and inventory, increased significantly as a result of our expansion of commercial operations.

Investing activities. Net cash used in investing activities was $30.6 million for the three months ended March 31, 2014, compared to $1.4 million in the same period in 2013. This increase was primarily related to the purchase of short-term investments and capital equipment.

Financing activities. Net cash provided by financing activities was not material for the three months ended March 31, 2014, compared to $22.5 million for the same period in 2013. Net cash provided in the first quarter of 2013 was primarily related to net proceeds from issuance of notes payable of $28.9 million, offset by principal payments on notes payable of $4.4 million and $2.0 million used in restricted cash. These financing activities were not reoccurring in the first quarter of 2014.

Our liquidity position and capital requirements are subject to fluctuation based on a number of factors. For example, our cash inflow and outflow may be impacted by the following:

•	fluctuations in gross margins and operating margins;

•	our ability to generate sales; and

•	fluctuations in working capital.

Our primary short-term capital needs, which are subject to change, include expenditures related to:

•	support of our commercialization efforts related to our current and future products;

•	improvements in our manufacturing capacity and efficiency;

•	growth of our sales, marketing and clinical infrastructure;

•	new research and product development efforts;

•	payment of quarterly interest due under our term debt agreement;

•	the acquisition of equipment and other fixed assets;

•	facilities expansion needs; and

•	potential up-front, milestone payments or reimbursement of costs under R&D collaborations and licensing agreements.

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

Indebtedness

Capital Royalty Partners Term Loans

In December 2012, we executed a Term Loan agreement (the “Original Term Loan Agreement”) with Capital Royalty Partners II L.P. (“Capital Royalty Partners”) and Capital Royalty Partners II—Parallel Fund “A” L.P. (“CRPPF”, together with Capital Royalty Partners, the “Lenders”), providing us access to $45.0 million under the arrangement, of which $30.0 million was available in January 2013, and an additional amount up to $15.0 million became available upon our achievement of a 2013 revenue-based milestone. In January 2013, $30.0 million was drawn under the agreement, a portion of which was used to repay all amounts outstanding under our $5.0 million loan from Silicon Valley Bank.

On April 4, 2014, we entered into the Amended and Restated Term Loan Agreement with the Lenders and Capital Royalty Partners II (Cayman) L.P. (“CRPC”) under which we may borrow up to $30.0 million. The Amended and Restated Term Loan Agreement amends and restates the Original Term Loan Agreement.

Aggregate borrowings outstanding under the Amended and Restated Term Loan Agreement are $30.0 million. Borrowings under the Amended and Restated Term Loan Agreement were used to refinance amounts outstanding under the Original Term Loan Agreement.

The Amended and Restated Term Loan Agreement primarily amends the terms of the Original Term Loan Agreement to reduce the borrowing limit to $30.0 million, to reduce the applicable interest rate from 14.0% to 11.5%, and to extend the interest only payment period from December 31, 2015 to March 31, 2018. Interest is payable, at our option, (i) in cash at a rate of 11.5% per annum or (ii) 9.5% of the 11.5% per annum in cash and 2.0% of the 11.5% per annum is added to the principal of the loan and is subject to accruing interest. Interest-only payments are due quarterly on March 31, June 30,

September 30 and December 31 of each year of the interest-only payment period. Thereafter, in addition to interest accrued during the period, the quarterly payments shall include an amount equal to the outstanding principal at March 31, 2018 divided by the remaining number of quarters prior to the end of the term of the loan. The Amended and Restated Term Loan Agreement provides for prepayment fees of 3% of the outstanding balance of the loan if the loan is repaid prior to March 31, 2015. The prepayment fee is reduced by 1% per year for each subsequent year until maturity.

Certain affirmative and negative covenants were also amended to provide us with additional flexibility. The principal financial covenants require that we attain minimum annual revenues of $30.0 million in 2014, $50.0 million in 2015, $65.0 million in 2016, $80.0 million in 2017 and $95.0 million thereafter.

On the same date, we entered into the New Tranche Term Loan Agreement with the Lenders, CRPC and Parallel Investment Opportunities Partners II L.P. under which we may borrow up to an additional $30.0 million on or before March 31, 2015, at the same interest rate and on the same key terms as the Amended and Restated Term Loan Agreement.

Silicon Valley Bank Revolving Line of Credit

In January 2013, we entered into an amended loan agreement with Silicon Valley Bank, making available a two year revolving line of credit in the amount up to the lesser of $1.5 million or 75% of eligible accounts receivable. Interest-only payments at a rate of 6% per annum are payable monthly through the maturity date 24 months from the initial borrowing. Loans drawn under the agreement are secured by our eligible accounts receivable and proceeds therefrom. Additionally, the terms of the revolving line of credit contain various affirmative and negative covenants. There were no amounts outstanding under this line of credit as of March 31, 2014 and December 31, 2013. In the event of our breach of the agreement, we may not be allowed to draw amounts under the agreement, and, to the extent we have any amounts outstanding at the time of any breach, we may be required to repay such amounts earlier than anticipated.

Critical Accounting Policies

Our discussion and analysis of our financial condition and results of operations are based on our financial statements, which have been prepared in accordance with U.S. generally accepted accounting principles, or GAAP. The preparation of these financial statements requires management to make estimates and judgments that affect the reported amounts of assets, liabilities and expenses and related disclosure of contingent assets and liabilities. On an ongoing basis, we evaluate these estimates, including those related to revenue recognition, warranty reserve, inventory reserve, capitalized intellectual property, stock-based compensation and warrant liabilities. These estimates are based on historical experience and various other assumptions that we believe to be reasonable under the circumstances, the results of which form the basis for judgments about the carrying values of assets and liabilities and the recognition of revenues and expenses. Actual results may differ from these estimates under different assumptions or conditions. There have been no material changes to our critical accounting policies and estimates from the information provided in Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Critical Accounting Policies Involving Management Estimates and Assumptions”, included in our Annual Report on Form 10-K for the year ended December 31, 2013.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements.

Item 3.	Quantitative and Qualitative Disclosures about Market Risk

We invest our excess cash primarily in commercial paper and government-sponsored enterprises securities. Some of the financial instruments in which we invest have market risk associated with them in that a change in prevailing interest rates may cause the principal amount of the instrument to fluctuate. Other financial instruments in which we invest potentially subject us to credit risk in that the value of the instrument may fluctuate based on the issuer’s ability to pay.

The primary objectives of our investment activities are to ensure liquidity and to preserve principal while at the same time maximizing the income we receive from our financial instruments without significantly increasing risk. We have established guidelines regarding approved investments and maturities of investments, which are designed to maintain safety and liquidity.

Because of the short-term maturities of our financial instruments, we do not believe that an increase or decrease in interest rates would have any significant impact on the realized value of our investment portfolio. If a 10% change in interest rates were to have occurred on March 31, 2014, this change would not have had a material effect on the fair value of our investment portfolio as of that date.

The interest rate under our Amended and Restated Term Loan Agreement is fixed and not subject to changes in market interest rates.

We do not have any foreign currency or other derivative financial instruments.

Item 4.	Controls and Procedures

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our periodic and current reports that we file with the SEC is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure. In designing and evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable and not absolute assurance of achieving the desired control objectives. In reaching a reasonable level of assurance, management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures. In addition, the design of any system of controls also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance a particular design will succeed in achieving its stated goals under all potential future conditions. Furthermore, over time, control may become inadequate because of changes in conditions, or the degree of compliance with policies or procedures may deteriorate. Because of the inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and not be detected.

As of March 31, 2014, we carried out an evaluation, under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based on this evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of March 31, 2014.

Changes in Internal Control over Financial Reporting

An evaluation was also performed under the supervision and with the participation of our management, including our principal executive officer and our principal financial and accounting officer, of any change in our internal control over financial reporting that occurred during our last fiscal quarter and that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting. That evaluation did not identify any change in our internal control over financial reporting that occurred during our latest fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings

From time to time we may be involved in various disputes and litigation matters that arise in the ordinary course of business. We are currently not a party to any material legal proceedings.

Item 1A.	Risk Factors

The following sets forth risk factors associated with our business. The risk factors set forth below with an asterisk (*) next to the title contain changes to the description of the risk factors associated with our business previously disclosed in Item 1A. of our annual report on Form 10-K for the year ended December 31, 2013. Additional risks and uncertainties that we are unaware of may also become important factors that affect us. If any of the following risks occur, our business, financial condition, results of operations or prospects could be materially and adversely affected. In these circumstances, the market price of our common stock could decline and you might lose all or part of your investment.

Risks Relating to Our Business and our Industry

We have incurred significant operating losses since inception and cannot assure you that we will achieve profitability.*

Since our inception in January 2006 we have incurred a significant net loss. As of March 31, 2014, we had an accumulated deficit of $191.2 million. To date, we have financed our operations primarily through sales of equity securities, debt financing with Capital Royalty Partners and certain of its affiliates, and sales of our products. We have devoted substantially all of our resources to the research and development of our products, the commercial launch of our products, the development of a sales and marketing team and the assembly of a management team to manage our business.

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

Sales of t:slim may be negatively impacted by many factors, including:

•	problems arising from the expansion of our manufacturing capabilities, or destruction, loss, or temporary shutdown of our manufacturing facility;

•	changes in reimbursement rates or policies relating to t:slim or similar products or technologies by third-party payors;

•	our inability to enter into contracts with third-party payors on a timely basis and on acceptable terms;

•	claims that t:slim, or any component thereof, infringes on patent rights or other intellectual property rights of third-parties;

•	the harm to our reputation or any other associated liability or perceived risks that may arise from our January 2014 recall of cartridges used with the t:slim; and

•	adverse regulatory or legal actions relating to t:slim or similar products or technologies.

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

We currently have contracts establishing reimbursement for t:slim with 64 national and regional third-party payors in the United States. While we anticipate entering into additional contracts with third-party payors, we cannot guarantee that we will succeed in doing so or that the reimbursement contracts that we are able to negotiate will enable us to sell our products on a profitable basis. In addition, contracts with third-party payors generally can be modified or terminated by the third-party payor without cause and with little or no notice to us. Moreover, compliance with the administrative procedures or requirements of third-party payors may result in delays in processing approvals by those third-party payors for customers to obtain coverage for t:slim. Failure to secure or retain adequate coverage or reimbursement for t:slim and our future products by third-party payors, or delays in processing approvals by those payors, could result in the loss of sales, which could have a material adverse effect on our business, financial condition and operating results.

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

Our future capital needs are uncertain and we may need to raise additional funds in the future, and these funds may not be available on acceptable terms or at all.*

At March 31, 2014, we had $110.8 million in cash, cash equivalents and short term investments. We believe that our available cash, cash available under our term loan agreement and proceeds from the exercise of warrants and options will be sufficient to satisfy our liquidity requirements for at least the next 18 months. However, the continued growth of our business, including the expansion of our sales and marketing infrastructure, research and development activities, and manufacturing capabilities, will significantly increase our expenses. In addition, the amount of our future product sales is difficult to predict, especially in light of the recent commercialization of t:slim, and actual sales may not be in line with our forecasts. As a result, we may be required to seek additional funds in the future. Our future capital requirements will depend on many factors, including:

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

We may not be able to generate sufficient cash to service our indebtedness, which currently consists of our credit facility with Capital Royalty Partners.*

As of March 31, 2013, we owed an aggregate principal amount of $30 million to Capital Royalty Partners pursuant to a term loan agreement under which we could borrow up to a total of $45 million under certain circumstances. In April 2014, we entered into an amended and restated term loan agreement with Capital Royalty Partners and their related affiliates. The amended and restated term loan agreement, among other things, amends the terms of the original term loan agreement to reduce the borrowing limit to $30.0 million. Concurrently, we also entered into a new term loan agreement with the Capital Royalty Partners and their related affiliates, under which the Company may borrow up to an additional $30.0 million on or before March 31, 2015. Our ability to make scheduled payments or to refinance our debt obligations depends on numerous factors, including the amount of our cash reserves and our actual and projected financial and operating performance. These amounts and our performance are subject to certain financial and business factors, as well as prevailing economic and competitive conditions, some of which may be beyond our control. We cannot assure you that we will maintain a level of cash reserves or cash flows from operating activities sufficient to permit us to pay the principal, premium, if any, and interest on our existing or future indebtedness. If our cash flows and capital resources are insufficient to fund our debt service obligations, we may be forced to reduce or delay capital expenditures, sell assets or operations, seek additional capital or restructure or refinance our indebtedness. We cannot assure you that we would be able to take any of these actions, or that these actions would permit us to meet our scheduled debt service obligations. In addition, in the event of our breach of the term loan agreement with Capital Royalty Partners, we may not be allowed to draw additional amounts under the agreement, and we may be required to repay any outstanding amounts earlier than anticipated.

Our term loan agreements contain restrictive and financial covenants that may limit our operating flexibility.*

Our loan agreements with Capital Royalty Partners and Silicon Valley Bank contain certain restrictive covenants that limit our ability to incur additional indebtedness and liens, merge with other companies or consummate certain changes of control, acquire other companies, engage in new lines of business, make certain investments, pay dividends, transfer or dispose of assets, amend certain material agreements or enter into various specified transactions. We therefore may not be able to engage in any of the foregoing transactions unless we obtain the consent of the lenders or terminate the applicable loan agreement. Our term loan agreements also contain certain financial covenants, including minimum revenue and cash balance requirements, and financial reporting requirements. There is no guarantee that we will be able to generate sufficient cash flow or sales to meet the financial covenants or pay the principal and interest under our agreements. Furthermore, there is no guarantee that future working capital, borrowings or equity financing will be available to repay or refinance the amounts outstanding under a given agreement.

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

Risks Related to our Intellectual Property and Potential Litigation

Our ability to protect our intellectual property and proprietary technology is uncertain.*

We rely primarily on patent, trademark and trade secret laws, as well as confidentiality and non-disclosure agreements, to protect our proprietary technologies. As of March 31, 2014, our patent portfolio consisted of approximately 24 issued U.S. patents and 55 pending U.S. patent applications. Of these, our issued U.S. patents expire between approximately 2021 and 2031. We are also seeking patent protection for our proprietary technology in other countries throughout the world. We also have nine pending U.S. trademark applications and seven pending foreign trademark applications, as well as 13 trademark registrations, including four U.S. trademark registrations and nine foreign trademark registrations.

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

Risks Related to our Common Stock

Because of their significant stock ownership, certain of our executive officers, directors and principal stockholders will be able to exert control over us and our significant corporate decisions.*

Based on an aggregate of 22,978,219 shares of our common stock outstanding as of March 31, 2014, our executive officers and directors, and their affiliates owned, in the aggregate, over 50% of the voting power of our outstanding common stock. These persons, acting together, will have the ability to significantly influence or determine the outcome of all matters submitted to our stockholders for approval, including the election and removal of directors and any merger, consolidation, or sale of all or substantially all of our assets.

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

Our ability to use our net operating loss carryforwards and certain other tax attributes may be limited.*

As of December 31, 2013, we have federal net operating loss, or NOL, carryforwards of approximately $119.7 million. In general, if there is an “ownership change” with respect to our company, as defined under Section 382 of the Internal Revenue Code of 1986, as amended, which we refer to as the Code, the utilization of our NOL carryforwards may be subject to substantial limitations imposed by the Code, and similar state provisions. In general, an ownership change occurs whenever there is a shift in ownership of our company by more than 50% by one or more 5% stockholders over a specified time period. We updated our Section 382/383 analysis, from January 1, 2012 through December 31, 2013, regarding the limitation of the net operating losses and research and development credits. Based upon the analysis, we determined that no ownership changes occurred during that period. However, previous analysis determined that ownership changes have occurred in years prior to 2012, but will not have a material impact on the future utilization of such carryforwards. We may also experience ownership changes in the future as a result of subsequent shifts in our stock ownership. Accordingly, if we earn net taxable income, our ability to use net operating loss carryforwards to offset U.S. federal taxable income may become subject to limitations, which could potentially result in increases in our future tax liabilities.

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

If we fail to maintain an effective system of internal control over financial reporting, we may not be able to accurately report our financial results or prevent fraud. As a result, stockholders could lose confidence in our financial and other public reporting, which would harm our business and the trading price of our common stock.*

Effective internal controls over financial reporting are necessary for us to provide reliable financial reports and, together with adequate disclosure controls and procedures, are designed to prevent fraud. Any failure to implement required new or improved controls, or difficulties encountered in their implementation could cause us to fail to meet our reporting obligations. In addition, any testing by us conducted in connection with Section 404(a) of the Sarbanes-Oxley Act, or the subsequent testing by our independent registered public accounting firm conducted in connection with Section 404(b) of the Sarbanes-Oxley Act after we no longer qualify as an “emerging growth company,” may reveal deficiencies in our internal controls over financial reporting that are deemed to be material weaknesses or that may require prospective or retroactive changes to our consolidated financial statements or identify other areas for further attention or improvement. Inferior internal controls could also cause investors to lose confidence in our reported financial information, which could have a negative effect on the trading price of our common stock.

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

Future sales, or the perception of future sales, of shares of our common stock could materially reduce the market price of our common stock.*

Sales of our common stock, or the perception in the market that the holders of a large number of our shares intend to sell such shares, could reduce the market price of our common stock which would impair our ability to raise future capital through the sale of additional equity securities. We have outstanding 22,978,219 shares of common stock as of March 31, 2014, of which approximately 13,708,942 shares are restricted securities that may be sold only in accordance with the resale restrictions under Rule 144 of the Securities Act of 1933, as amended. In addition, as of March 31, 2014, we had outstanding options to purchase 4,994,340 shares of common stock and warrants to purchase 1,297,057 shares of common stock that, if exercised, will result in these additional shares becoming available for sale. As of March 31, 2014, there are also an aggregate of 3,043,238 shares of our common stock reserved for future grant or issuance under our 2013 Equity Incentive Plan and Employee Stock Purchase Plan.

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

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

Recent Sales of Unregistered Securities

None.

Use of Proceeds

Our initial public offering of common stock was effected through a Registration Statement on Form S-1 (File No. 333-191601) which was declared effective by the SEC on November 13, 2013. On November 14, 2013, additional shares of our common stock were registered through a Registration Statement on Form S-1 (File No. 333-192324) filed pursuant to Rule 462(b) under the Securities Act. On November 19, 2013, a total of 8,000,000 shares of common stock were sold on our behalf at the initial public offering price of $15.00 per share, for aggregate gross offering proceeds of $120.0 million, managed by BofA Merrill Lynch and Piper Jaffray. In addition, on November 15, 2013, in connection with the exercise of the underwriters’ over-allotment option, 1,200,000 additional shares of common stock were sold on our behalf at the initial public offering price of $15.00 per share, for aggregate gross offering proceeds of $18 million. We paid to the underwriters underwriting discounts totaling approximately $9.7 million in connection with the offering. In addition, we incurred additional costs of approximately $3.3 million in connection with the offering, which when added to the underwriting discounts paid by us, amounts to total costs of approximately $13.0 million. As a result, the net offering proceeds to us, after deducting underwriting discounts and offering expenses, were approximately $125.0 million. No offering expenses were paid directly or indirectly to any of our directors or officers (or their associates) or persons owning ten percent or more of any class of our equity securities or to any other affiliates.

The net proceeds from the offering have been invested in money market funds and highly-liquid, highly-rated securities. We also estimate that we had used approximately $23 million to expand and support our sales and marketing infrastructure, approximately $6 million to fund research and development activities, and approximately $11 million to expand and support our manufacturing capabilities. We intend to use the remainder of the net proceeds from the IPO for working capital expenditures and other general corporate purposes, including costs and expenses associated with being a public company. The amounts and timing of our actual use of proceeds will vary depending on numerous factors, including the factors described under the “Risk Factors”. As a result, management will retain broad discretion over the allocation of the net proceeds from this offering, and investors will be relying on the judgment of our management regarding the application of the net proceeds.

Item 3.	Defaults Upon Senior Securities

None.

Item 4.	Mine Safety Disclosures

Not applicable.

Item 5.	Other Information

None.

Item 6.	Exhibits

Exhibit Footnote	Exhibit Number	Description of Document
(1)	3.1	Amended and Restated Certificate of Incorporation as currently in effect.

(1)	3.2	Amended and Restated Bylaws as currently in effect.

†	10.1	Amended and Restated Term Loan Agreement, dated as of April 4, 2014.

†	10.2	Term Loan Agreement, dated as of April 4, 2014.

	31.1	Certification of Kim D. Blickenstaff, Chief Executive Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

	31.2	Certification of John Cajigas, Chief Financial Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

*	32.1	Certification of Kim D. Blickenstaff, Chief Executive Officer, pursuant to U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	32.2	Certification of John Cajigas, Chief Financial Officer, pursuant to U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

**	101.INS	XBRL Instance Document.

**	101.SCH	XBRL Taxonomy Extension Schema Document.

**	101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.

**	101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.

**	101.LAB	XBRL Taxonomy Extension Label Linkbase Document.

**	101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.

†	Registrant has omitted portions of the referenced exhibit pursuant to a request for confidential treatment under Rule 406 promulgated under the Securities Act.
(1)	Filed as an exhibit to the registrant’s Registration Statement on Form S-1 (File No. 333-191601) and incorporated herein by reference.
*	This certification is not deemed “filed” for purposes of Section 18 of the Securities Exchange Act, or otherwise subject to the liability of that section. Such certification will not be deemed to be incorporated by reference into any filing under the Securities Act of 1933 or the Securities Exchange Act of 1934, except to the extent that the registrant specifically incorporates it by reference.
**	Pursuant to applicable securities laws and regulations, we are deemed to have complied with the reporting obligation relating to the submission of interactive data files in such exhibits and are not subject to liability under any anti-fraud provisions of the federal securities laws as long as we have made a good faith attempt to comply with the submission requirements and promptly amend the interactive data files after becoming aware that the interactive data files fail to comply with the submission requirements. Users of this data are advised that, pursuant to Rule 460T under the Securities Act of 1933, as amended, these interactive data files are deemed not “filed” and not otherwise subject to liability.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Tandem Diabetes Care, Inc.

Dated: May 6, 2014	By:	/s/ Kim D. Blickenstaff
Kim D. Blickenstaff
President, Chief Executive Officer and Director (on behalf of the registrant and as the registrant’s Principal Executive Officer)

By:	/s/ John Cajigas
John Cajigas
Chief Financial Officer and Treasurer (on behalf of the registrant and as the registrant’s Principal Financial and Accounting Officer)