Form 10-Q
period 2014-06-30
TANDEM DIABETES CARE INC
filed 2014-07-31
CIK 1438133

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended June 30, 2014

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

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☒ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).     Yes  ☐    No  ☒

As of July 21, 2014, there were 23,463,233 shares of the registrant’s Common Stock outstanding.

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements

TANDEM DIABETES CARE, INC.

CONDENSED BALANCE SHEETS

	June 30, 2014	December 31, 2013
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$64,207,844	$124,385,137
Restricted cash	2,000,000	2,050,000
Short-term investments	30,097,363	5,095,331
Accounts receivable, net	4,362,238	5,298,502
Inventory	11,121,021	10,330,156
Prepaid and other current assets	2,634,098	1,830,056

Total current assets	114,422,564	148,989,182
Property and equipment, net	12,476,109	9,885,985
Patents, net	2,538,560	2,697,220
Other long term assets	579,823	642,746

Total assets	$130,017,056	$162,215,133

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$2,520,912	$2,352,037
Accrued expense	1,686,425	1,873,565
Employee-related liabilities	5,497,815	5,876,011
Deferred revenue	514,309	411,423
Other current liabilities	2,991,219	4,086,196

Total current liabilities	13,210,680	14,599,232
Notes payable—long-term	29,392,352	29,396,571
Deferred rent—long-term	3,004,629	1,886,508
Other long-term liabilities	861,928	795,640

Total liabilities	46,469,589	46,677,951
Commitments and contingencies
Stockholders’ equity:
Common stock, $0.001 par value; 100,000,000 shares authorized, 23,455,483 and 22,925,614 shares issued and outstanding at June 30, 2014 (unaudited) and December 31, 2013, respectively	23,455	22,926
Additional paid-in capital	293,861,259	284,705,251
Accumulated other comprehensive income	12,282	—
Accumulated deficit	(210,349,529)	(169,190,995)

Total stockholders’ equity	83,547,467	115,537,182

Total liabilities and stockholders’ equity	$130,017,056	$162,215,133

See accompanying notes to condensed financial statements.

TANDEM DIABETES CARE, INC.

CONDENSED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
Sales	$10,254,640	$5,527,744	$18,320,108	$10,986,151
Cost of sales	6,805,890	5,121,866	14,004,700	8,539,866

Gross profit	3,448,750	405,878	4,315,408	2,446,285
Operating expenses:
Selling, general and administrative	18,068,303	11,324,309	36,109,208	18,208,386
Research and development	3,698,245	2,758,761	7,361,564	5,081,238

Total operating expenses	21,766,548	14,083,070	43,470,772	23,289,624

Operating loss	(18,317,798)	(13,677,192)	(39,155,364)	(20,843,339)
Other income (expense), net
Interest and other income	30,784	234	49,284	460
Interest and other expense	(909,577)	(1,170,696)	(2,052,454)	(2,337,871)
Change in fair value of stock warrants	—	(453,224)	—	(3,283,604)

Total other expense, net	(878,793)	(1,623,686)	(2,003,170)	(5,621,015)

Net loss	$(19,196,591)	$(15,300,878)	$(41,158,534)	$(26,464,354)

Other comprehensive gain or loss:
Unrealized gain (loss) on short-term investments	(1,551)	—	12,282	—

Comprehensive loss	$(19,198,142)	$(15,300,878)	$(41,146,252)	$(26,464,354)

Net loss per share, basic and diluted	$(0.83)	$(72.50)	$(1.79)	$(75.42)

Weighted average shares used to compute basic and diluted net loss per share	23,097,760	211,035	23,017,424	350,883

See accompanying notes to condensed financial statements.

TANDEM DIABETES CARE, INC.

CONDENSED STATEMENTS OF CASH FLOWS

(Unaudited)

	Six Months Ended June 30,
	2014	2013
Operating activities
Net loss	$(41,158,534)	$(26,464,354)

Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization expense	1,918,188	1,706,386
Provision for allowance for doubtful accounts	100,966	95,924
Provision for inventory reserve	163,246	102,946
Interest expense related to amortization of debt discount and debt issuance costs	133,704	297,028
Change in fair value of common and preferred stock warrants	—	3,283,604
Amortization of discount on short-term investments	(20,883)	—
Stock-based compensation expense	7,302,263	644,452
Loss on disposal of property and equipment	—	18,691
Changes in operating assets and liabilities:
Restricted cash	—	(178,981)
Accounts receivable	835,298	(416,941)
Inventory	(1,007,756)	(3,630,987)
Prepaid and other current assets	(804,042)	108,333
Accounts payable	76,775	(155,895)
Accrued expense	(187,139)	49,824
Employee-related liabilities	(378,196)	1,950,059
Deferred revenue	102,886	(1,779,709)
Other current liabilities	(1,242,490)	339,132
Deferred rent	1,438,833	(288,580)
Other long term liabilities	66,288	343,344

Net cash used in operating activities	$(32,660,593)	$(23,975,724)

Investing activities
Purchase of short-term investments	(35,828,867)	—
Purchase of property and equipment	(4,290,457)	(1,416,078)
Purchase of patents	(173,200)	(500,000)
Proceeds from sales and maturities of short-term investments	10,860,000	—

Net cash used in investing activities	$(29,432,524)	$(1,916,078)

Financing activities
Issuance of notes payable, net of issuance costs	29,925,000	29,249,054
Restricted cash in connection with notes payable and corporate credit card	50,000	(2,000,000)
Principal payments on notes payable	(30,000,000)	(4,396,323)
Issuance of preferred stock for cash, net of offering costs	—	15,999,532
Proceeds from issuance of common stock	1,940,824	9,461

Net cash provided by financing activities	1,915,824	38,861,724

Net (decrease) increase in cash and cash equivalents	$(60,177,293)	$12,969,922
Cash and cash equivalents at beginning of period	124,385,137	17,162,730

Cash and cash equivalents at end of period	$64,207,844	$30,132,652

Supplemental disclosures of cash flow information
Interest paid	$1,918,750	$2,561,667

Supplemental schedule of noncash investing and financing activities
Unrealized gain on short-term investments	$12,282	—

Property and equipment included in accounts payable	$59,196	$241,761

Common and preferred stock warrants issued, including incremental value of modification of warrants	—	$437,268

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

Tandem was originally incorporated in the state of Colorado on January 27, 2006 under the name Phluid Inc. On January 7, 2008, the Company was reincorporated in the state of Delaware for the purposes of changing its legal name from Phluid Inc. to Tandem Diabetes Care, Inc. and changing its state of incorporation from Colorado to Delaware.

Basis of Presentation

The Company has prepared the accompanying unaudited condensed financial statements in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and disclosures required by U.S. GAAP for complete financial statements. In the opinion of management, all adjustments which are of a normal and recurring nature, considered necessary for a fair presentation have been included.

Interim financial results are not necessarily indicative of results anticipated for the full year. These unaudited condensed financial statements should be read in conjunction with the Company’s audited financial statements and footnotes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2013, from which the balance sheet information herein was derived.

Initial Public Offering

In November 2013, the Company completed its initial public offering of 8,000,000 shares of its common stock at a public offering price of $15.00 per share. Net cash proceeds from the initial public offering were approximately $108.3 million, after deducting underwriting discounts, commissions and estimated offering related transaction costs payable by the Company. In November 2013, the underwriters also exercised their overallotment option and purchased an additional 1,200,000 shares of the Company’s common stock, from which the Company received cash proceeds, net of underwriting discounts and commissions, of approximately $16.7 million. In connection with the closing of the initial public offering, all of the Company’s shares of convertible preferred stock outstanding at the time of the offering were automatically converted into 13,403,747 shares of common stock. In addition, all outstanding preferred stock warrants were automatically converted into warrants to purchase an aggregate of 1,171,352 shares of common stock.

Reverse Stock Splits

In October 2013, the Board of Directors approved a 1-for-1.6756 reverse stock split of the Company’s common stock. All share and per share information included in the accompanying unaudited condensed financial statements and notes to the unaudited condensed financial statements give retroactive effect to this reverse stock split of the common stock.

Voluntary Recall

On January 10, 2014, the Company announced a voluntary recall of select lots of cartridges used with the t:slim that may be at risk of leaking. The cause of the recall was identified during the Company’s internal product testing. The recall was expanded on January 20, 2014 to include additional lots of affected cartridges used with the t:slim. The Company incurred approximately $1.7 million in direct costs associated with the recall. The Company recorded a cost of sales charge of approximately $1.3 million in the fourth quarter of 2013 and recorded a cost of sales charge for the remainder in the first quarter of 2014 for affected cartridges shipped in 2014. The Company does not currently expect any further direct financial impact of the recall beyond these costs. The total cost of the recall consisted of approximately $0.7 million associated with the return and replacement of affected cartridges in the field and approximately $1.0 million for the write-off of affected cartridges within the Company’s internal inventory.

2. Summary of Significant Accounting Policies

Use of Estimates

The preparation of the financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses, and the disclosure of contingent assets and liabilities in the Company’s financial statements and accompanying notes as of the date of the financial statements. Actual results could differ from those estimates and assumptions.

Restricted Cash

Restricted cash as of June 30, 2014 represents a $2.0 million minimum cash balance requirement in connection with the Capital Royalty Term Loan (see Note 6 “Loan Agreements”).

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

The following table summarizes customers who accounted for 10% or more of net accounts receivable:

	June 30, 2014	December 31, 2013
CCS Medical, Inc.	16.8%	21.4%
Edgepark Medical Supplies, Inc.	18.9%	13.1%

The following table summarizes customers who accounted for 10% or more of sales for the periods presented:

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
CCS Medical, Inc.	14.6%	N/A	15.7%	N/A
Edgepark Medical Supplies, Inc.	16.5%	14.9%	16.0%	17.2%

Fair Value of Financial Instruments

The carrying amounts of cash and cash equivalents, accounts receivable, accounts payable, accrued expense, and employee-related liabilities are reasonable estimates of their fair value because of the short maturity of these items. Short-term investments are carried at fair value. Based on the borrowing rates currently available for loans with similar terms, the Company believes that the fair value of its long-term debt approximates its carrying value.

Revenue Recognition

Revenue is generated in the United States from the sale of the t:slim Pump, disposable cartridges and infusion sets to individual customers and third-party distributors that resell the product to insulin-dependent diabetes customers. The Company is paid directly by customers who use the products, distributors and third-party insurance payors.

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

Prior to the first quarter of 2013, t:slim Pump sales were recorded as deferred revenue until the Company’s 30-day right of return expired because it did not have sufficient history to be able to reasonably estimate returns. At December 31, 2012, $1.9 million was recorded as deferred revenue. Beginning in the first quarter of 2013, the Company began recognizing t:slim Pump revenue when all the revenue recognition criteria above are met, as it established sufficient history in order to reasonably estimate product returns. As a result of this change, a one-time adjustment was recorded during the six month period ended June 30, 2013, to recognize previously deferred revenue and cost of sales of $1.9 million and $1.1 million, respectively.

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

In February 2013, the FDA cleared t:connect, the Company’s cloud-based data management application, which is made available upon purchase by t:slim Pump customers. This service is deemed an undelivered element at the time of the t:slim sale. Because the Company has neither VSOE nor TPE for this deliverable, the allocation of revenue is based on the Company’s ESP. The Company establishes its ESP based on estimated cost to provide such services, including consideration for a reasonable profit margin and corroborated by comparable market data. The Company allocates fair value based on management’s ESP to this element at the time of sale and recognizes the revenue over the four year hosting period. Deferred revenue for the t:connect hosting services was $0.4 million and $0.2 million at June 30, 2014 and December 31, 2013, respectively. All other undelivered elements at the time of sale are deemed inconsequential or perfunctory.

Product Returns

The Company offers a 30-day right of return for its t:slim Pump customers from the date of shipment, provided a physician’s confirmation of the medical reason for the return is received. Estimated allowances for sales returns are based on historical returned quantities as compared to t:slim Pump shipments in the same period. The return rate is then applied to the sales of the period to establish a reserve at the end of the period. The return rates used in the reserve are adjusted for known or expected changes in the marketplace when appropriate. The allowance for product returns at June 30, 2014 and December 31, 2013 was $0.2 million. Actual product returns have not differed materially from estimated amounts reserved.

Warranty Reserve

The Company generally provides a four-year warranty on its t:slim Pump to end user customers and may replace any pumps that do not function in accordance with the product specifications. Any pump returned to the Company may be refurbished and redeployed. Additionally, the Company offers a six month warranty on t:slim cartridges and infusion sets. Estimated warranty costs are recorded at the time of shipment. Warranty costs are estimated based on the current product cost considering a mix of new and refurbished pump costs, actual experience and expected failure rates from test studies performed in conjunction with the clearance of the Company’s product with the FDA to support the longevity and reliability of its t:slim Pump. The Company evaluates the reserve quarterly and makes adjustments when appropriate. At June 30, 2014 and December 31, 2013, the warranty reserve was $0.9 million and $1.1 million, respectively. Of the total $0.9 million warranty reserve at June 30, 2014, $0.3 million was recorded as a component of other current liabilities and $0.6 million was recorded in other long-term liabilities. In addition, of the $1.1 million warranty reserve at December 31, 2013, $0.3 million was related to potential replacements associated with the voluntary product recall of selected lots of cartridges. The Company does not expect further replacements beyond June 30, 2014. As such, there was no warranty reserve at June 30, 2014 for such potential replacements. Actual warranty costs have not differed materially from estimated amounts reserved.

The following table provides a reconciliation of the change in product warranty liabilities through June 30, 2014 (in thousands):

Balance at December 31, 2013	$1,123
Provision for warranties issued during the period	1,396
Settlements made during the period	(1,617)

Balance at June 30, 2014	$902

Stock-Based Compensation

The Company estimates the fair value of stock options and shares issued to employees under the Employee Stock Purchase Plan (“ESPP”) using a Black-Scholes option-pricing model on the date of grant. The Black-Scholes option-pricing model requires the use of subjective assumptions including volatility, expected term, risk-free rate, and the fair value of the underlying common stock. For awards that vest based on service conditions, the Company recognizes expense using the straight-line method less estimated forfeitures. Prior to the Company’s initial public offering, the estimated fair value of these awards was determined at the date of grant based upon the estimated fair value of the Company’s common stock. Subsequent to the Company’s initial public offering, the fair value of the common stock is based on observable market prices. As of June 30, 2014, there were no outstanding equity awards with market or performance conditions.

The Company records the expense for stock option grants to non-employees based on the estimated fair value of the stock option using the Black-Scholes option-pricing model. The fair value of non-employee awards is remeasured at each reporting period as the underlying awards vest unless the instruments are fully vested, immediately exercisable and nonforfeitable on the date of grant.

Warrant Liabilities

The Company issued freestanding warrants to purchase shares of common stock and convertible preferred stock in connection with the issuance of convertible notes payable in 2011 and 2012. The Company accounted for these warrants as a liability in the financial statements because either the Company did not have enough authorized shares to satisfy potential exercise of the common stock warrants and the number of shares to be issued upon their exercise was outside the control of the Company, or because the underlying instrument into which the warrants were exercisable (Series D convertible preferred stock) contained deemed liquidation provisions that were outside of the control of the Company. Upon the closing of the initial public offering, warrants to purchase shares of Series D Preferred Stock automatically converted into warrants to purchase shares of common stock. The Company reclassified the warrant liability to stockholders’ equity as the warrants met the definition of an equity instrument.

Prior to the warrants being converted to an equity instrument, the warrants were recorded at fair value using either the Black-Scholes option pricing model, or a binomial lattice model, depending on the characteristics of the warrants at the time of the valuation. The fair value of these warrants was remeasured at each financial reporting period with any changes in fair value being recognized as a component of other income (expense) in the accompanying statements of operations and comprehensive loss. For the three and six months ended June 30, 2013, costs of $0.5 million and $3.3 million were recorded as other expense from the revaluations, respectively. In connection with completion of the initial public offering in November 2013, the Company performed the final remeasurement of the warrant liability.

Net Loss Per Share

Basic net loss per share is calculated by dividing the net loss by the weighted average number of common shares that were outstanding for the period, without consideration for common stock equivalents. Diluted net loss per share is calculated by dividing the net loss by sum of the weighted-average number of dilutive common share equivalents outstanding for the period determined using the treasury-stock method. Dilutive common share equivalents are comprised of convertible preferred stock, preferred stock warrants, common stock warrants, potential ESPP awards, restricted common stock and options outstanding under the Company’s equity incentive plans. Applicable accounting guidance provides that a contract that is reported as an asset or liability for accounting purposes may require an adjustment to the numerator of the diluted earnings per share calculation for any changes in income or loss that would result if the contract had been reported as an equity instrument during the period. Securities are assumed to be converted at the beginning of the period, and the resulting common shares are included in the denominator of the diluted earnings per share calculation for the entire period presented. For all periods presented, there is no difference in the number of shares used to calculate basic and diluted shares outstanding due to the Company’s net loss position.

Potentially dilutive securities not included in the calculation of diluted net loss per share (because inclusion would be anti-dilutive) are as follows (in common stock equivalent shares):

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
Convertible preferred stock outstanding	—	13,148,484	—	11,891,301
Warrants for convertible preferred stock	—	1,426,704	—	1,426,704
Warrants for common stock	1,009,170	271,834	1,009,170	249,306
Common stock options	4,352,181	1,114,453	4,350,888	560,305
ESPP	123,061	—	123,061	—
Restricted common stock subject to repurchase	—	9,113	—	8,371

	5,484,412	15,970,588	5,483,119	14,135,987

Recent Accounting Pronouncements

In April 2014, the Financial Accounting Standards Board (“FASB”) issued an accounting standards update, which includes amendments that change the requirements for reporting discontinued operations and require additional disclosures about discontinued operations. Under the new guidance, only disposals representing a strategic shift in operations - that is, a major effect on the organization’s operations and financial results - should be presented as discontinued operations. Examples include a disposal of a major geographic area, a major line of business, or a major equity method investment. Additionally, the update requires expanded disclosures about discontinued operations that will provide financial statement users with more information about the assets, liabilities, income, and expenses of discontinued operations. The guidance is effective prospectively for fiscal years beginning after December 15, 2014 and interim periods within annual periods beginning on or after December 15, 2015. The Company does not believe the adoption of this standard will have a material impact on its financial position, results of operations or related financial statement disclosures.

In May 2014, the FASB and the International Accounting Standards Board (“IASB”) issued a comprehensive new revenue recognition standard that will supersede existing revenue guidance under U.S. GAAP and International Financial Reporting Standards (“IFRS”). The standard’s core principle is that a company will recognize revenue when it transfers promised goods or services to customers in an amount that reflects the consideration to which the company expects to be entitled in exchange for those goods or services. In doing so, companies will need to use more judgment and make more estimates than under current guidance. These may include identifying performance obligations in the contract, estimating the amount of variable consideration to include in the transaction price and allocating the transaction price to each separate performance obligation. The guidance is effective for annual periods beginning after December 15, 2016, including interim periods within that period. The Company is in the process of assessing the future impact of the adoption of the standard on its financial statements.

3. Short-Term Investments

The Company invests excess cash in investment securities, principally debt instruments of financial institutions and corporations with strong credit ratings. The following represents a summary of the estimated fair value of short-term investments at June 30, 2014 and December 31, 2013 (in thousands):

	Maturity (in years)	Amortized Cost	Unrealized		Estimated Fair Value
At June 30, 2014			Gain	Loss
Commercial paper	Less than 1	$28,582	$13	$—	$28,595
Government-sponsored enterprise securities	1 to 2	1,503	—	(1)	1,502

Total		$30,085	$13	$(1)	$30,097

	Maturity (in years)	Amortized cost	Unrealized		Estimated Fair Value
At December 31, 2013			Gain	Loss
Commercial paper	Less than 1	$5,095	$—	$—	$5,095

Total		$5,095	$—	$—	$5,095

4. Inventory

Inventories, stated at the lower of cost or market, consisted of the following (in thousands):

	June 30, 2014	December 31, 2013
Raw materials	$5,831	$6,363
Work in process	3,413	2,169
Finished goods	2,307	3,535

	11,551	12,067
Less reserve	(430)	(1,737)

Total	$11,121	$10,330

The inventory reserve at December 31, 2013 included $0.9 million associated with the Company’s voluntary product recall. There was no reserve associated with the product recall at June 30, 2014.

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

The following table presents information about the Company’s financial assets measured at fair value on a recurring basis as of June 30, 2014 and December 31, 2013, and indicates the fair value hierarchy of the valuation techniques utilized by the Company to determine such fair value (in thousands):

	June 30, 2014	Fair Value Measurements at June 30, 2014
		Level 1	Level 2	Level 3
Assets
Cash equivalents (1)	$60,470	$60,470	$—	$—
Restricted cash	2,000	2,000	—	—
Commercial paper	28,595	—	28,595	—
Government-sponsored enterprise securities	1,502	—	1,502	—

Total assets	$92,567	$62,470	$30,097	$—

(1)	Cash equivalents as of June 30, 2014 included money market funds and commercial paper with a maturity of three months or less from the date of purchase.

		Fair Value Measurements at December 31, 2013
	December 31, 2013	Level 1	Level 2	Level 3
Assets
Money market funds	$115,112	$115,112	$—	$—
Restricted cash	2,050	2,050	—	—
Commercial paper	5,095	—	5,095	—

Total assets	$122,257	$117,162	$5,095	$—

The Company’s Level 2 financial instruments are valued using market prices on less active markets and model-derived valuations with observable valuation inputs such as interest rates and yield curves. The Company obtains the fair value of Level 2 financial instruments from quoted market price, calculated price or quotes from third-party pricing services. The Company validates through independent valuation testing and review of portfolio valuations provided by the Company’s investment managers. There were no transfers between Level 1 and Level 2 securities during the six months ended June 30, 2014.

6. Loan Agreements

Silicon Valley Bank Loan

In March 2012, the Company entered into a Loan and Security Agreement with Silicon Valley Bank (“SVB”), drawing a bridge loan in the amount of $5.0 million (the “SVB Bridge Loan”). Subsequent to the closing of the Series D financing, the SVB Bridge Loan was converted into a 24-month term loan (the “SVB Term Loan”) in September 2012. The term loan accrued interest at an annual rate of 4%, with principal and accrued interest payments due monthly throughout the 24-month term. The SVB Term Loan also required a final payment of $0.3 million and a fee of $0.2 million if the loan was prepaid in its entirety prior to the end of the term of the loan.

In connection with the SVB Bridge Loan and SVB Term Loan, the Company issued an aggregate of 102,270 warrants to purchase shares of Series D convertible preferred stock at an exercise price of $4.40 per share. In November 2013, in connection with the closing of the initial public offering, all SVB Series D Preferred Stock warrants automatically converted into warrants to purchase 61,033 shares of our Common Stock at a weighted average exercise price of $7.37 per share.

In conjunction with the Capital Royalty Term Loan closing in January 2013, all principal, interest due and prepayment fee amounts due under the SVB Term Loan were paid by the Company.

Silicon Valley Bank Revolving Line of Credit

In January 2013, the Company entered into an amended loan agreement with Silicon Valley Bank, making available a revolving line of credit in an amount up to the lesser of $1.5 million or 75% of eligible accounts receivable, and expiring in January 2015. Interest-only payments at a rate of 6% per annum are payable monthly through the maturity date. Loans drawn under the agreement are secured by eligible accounts receivable and proceeds therefrom. Additionally, the terms of the revolving line of credit contain various affirmative and negative covenants. There were no amounts outstanding under this loan as of June 30, 2014 or December 31, 2013.

Capital Royalty Term Loan

In December 2012, the Company executed a Term Loan Agreement (the “Original Term Loan Agreement”) with Capital Royalty Partners II L.P. (“Capital Royalty Partners”) and Capital Royalty Partners II—Parallel Fund “A” L.P. (“CRPPF,” together with Capital Royalty Partners, the “Lenders”), providing the Company access to up to $45.0 million under the arrangement, of which $30.0 million was available in January 2013. An additional amount up to $15.0 million became available upon achievement of a 2013 revenue-based milestone. In January 2013, $30.0 million was drawn under the Original Term Loan Agreement. The loan under the Original Term Loan Agreement accrued interest at an annual rate of 14%. Interest-only payments were due quarterly at March 31, June 30, September 30 and December 31 of each year through December 31, 2015. Thereafter, in addition to interest accrued during the period, quarterly payments were required to include an amount equal to the outstanding principal at December 31, 2015 divided by the remaining number of quarters prior to the maturity of the loan which is December 31, 2017. The Original Term Loan Agreement stipulated prepayment fees of 5% of the outstanding balance of the loan if the loan was repaid prior to April 1, 2014. The prepayment fee was reduced 1% per year for each subsequent year until maturity.

In connection with the Original Term Loan Agreement, in January 2013, the Company issued warrants to purchase 271,834 shares of the Company’s Common Stock at an exercise price of $0.02 per share. The warrants were immediately exercisable and expire in January 2023. Because the exercise price of these warrants is nominal, the Company used the fair value of the common stock of $1.61 at December 31, 2012 to value these warrants. The Company also paid a $0.4 million financing fee to the Lenders. The warrants’ fair value of approximately $0.4 million and the financing fee of $0.4 million were recorded as a debt discount. Additionally, the Company paid $0.7 million to a third party for sourcing the Capital Royalty Term Loan, which was recorded as debt issuance cost. The fees and the value of the warrants are amortized to interest expense over the remaining term using the effective interest method.

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

Certain affirmative and negative covenants were also amended. The principal financial covenants require that the Company attain minimum annual revenues of $30.0 million in 2014, $50.0 million in 2015, $65.0 million in 2016, $80.0 million in 2017 and $95.0 million thereafter.

Concurrently, the Company also entered into a new Term Loan Agreement (the “New Tranche Term Loan Agreement”) with the Lenders and other parties affiliated with Capital Royalty Partners, under which the Company may borrow up to an additional $30.0 million on or before March 31, 2015 at the same interest rate and on the same key terms as the Amended and Restated Term Loan Agreement.

Aggregate borrowings outstanding under the Amended and Restated Term Loan Agreement are $30.0 million. Borrowings under the Amended and Restated Term Loan Agreement were used to refinance amounts outstanding under the Original Term Loan Agreement. The present value of the future cash flows under the modified terms described above did not exceed the present value of the future cash flows under the original terms by more than 10%. The Company treated this amendment as a modification and the facility fee of approximately $0.1 million recorded as a discount to the Amended and Restated Term Loan. The facility fee and the remaining balance of debt issuance cost and debt discount of the Original Term Loan are amortized over the remaining term of the Amended and Restated Term Loan using the effective interest method.

7. Stockholders’ Equity

Shares Reserved for Future Issuance

The following shares of common stock are reserved for future issuance at June 30, 2014:

Common stock warrants outstanding	1,009,170
Stock options issued and outstanding	4,915,926
Authorized for future option grants	2,189,182
Employee stock purchase plan	659,863

8,774,141

The Company issued 404,476 shares of common stock upon the exercise of stock options and warrants during the six months ended June 30, 2014, and issued 95,007 shares of common stock upon the exercise of stock options and warrants during the year ended December 31, 2013.

In October 2013, the Company adopted the 2013 ESPP. During the three and six months ended June 30, 2014, 125,393 shares of common stock were purchased under the ESPP.

Stock-Based Compensation

The assumptions used in the Black-Scholes option-pricing model are as follows:

	Stock Option
	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
Risk-free interest rate	1.9%	0.8%	1.9%	0.9%
Expected dividend yield	0.0%	0.0%	0.0%	0.0%
Expected volatility	78.6%	75.7%	78.7%	75.9%
Expected term (in years)	6.1	5.6	6.1	5.6

	ESPP
	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
Risk-free interest rate	0.2%	—	0.2%	—
Expected dividend yield	0.0%	—	0.0%	—
Expected volatility	62.9%	—	62.9%	—
Expected term (in years)	1.3	—	1.3	—

The following table summarizes the allocation of stock compensation expense (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
Cost of sales	$263	$50	$626	$67
Selling, general & administrative	2,816	484	5,819	508
Research and development	452	54	857	69

Total	$3,531	$588	$7,302	$644

The total stock-based compensation capitalized as part of the cost of inventory was $0.2 million and $0.3 million at June 30, 2014 and December 31, 2013, respectively.

8. Collaborations

DexCom Development and Commercialization Agreement

In February 2012, the Company entered into a Development and Commercialization Agreement with DexCom, Inc. (the “DexCom Agreement”) for the purpose of collaborating on the development and commercialization of an integrated system which incorporates the t:slim Insulin Delivery System with DexCom’s proprietary continuous glucose monitoring system. Under the DexCom Agreement, the Company paid DexCom $1.0 million at the commencement of the collaboration which was recorded as research and development cost in 2012 and will make two additional $1.0 million payments upon the achievement of certain milestones. Additionally, the Company will reimburse DexCom up to $1.0 million of its development costs and is solely responsible for its own development costs. The amount accrued for DexCom’s development costs associated with the DexCom Agreement was not material at June 30, 2014 and December 31, 2013.

Upon commercialization of the integrated system, and as compensation for the non-exclusive license rights, the Company will also pay DexCom a royalty of $100 for each integrated system sold.

Juvenile Diabetes Research Foundation Collaboration

In January 2013, the Company entered into a research, development and commercialization agreement (“JDRF Agreement”) with the Juvenile Diabetes Research Foundation (“JDRF”) to develop the t:dual Infusion System, a first-of-its-kind, dual-chamber infusion pump for the management of diabetes. According to the terms of the JDRF Agreement, JDRF will provide research funding of up to $3.0 million based on the achievement of research and development milestones, not to exceed research costs incurred by the Company. The research and development milestones are anticipated to be reached by September 2016. Payments the Company receives to fund the collaboration efforts under the terms of the JDRF Agreement will be recorded as restricted cash and current and long term liabilities, and recognized as an offset of research and development expenses straight-line over the remaining months until anticipated completion of the final milestone, only to the extent that the restricted cash is utilized to fund such development activities.

As of June 30, 2014, milestone payment achievements totaled $0.7 million, and research and development costs were offset by $0.3 million. The research and development costs were offset by $0.1 million for each of the six-month periods ended June 30, 2014 and 2013. The Company did not have any restricted cash balances related to the JDRF Agreement at June 30, 2014 or December 31, 2013.

9. Commitments and Contingencies

From time to time, the Company may be subject to legal or regulatory proceedings or other matters arising in the ordinary course of business, including proceedings with respect to intellectual property, employment, product liability, and contractual matters. The Company assesses, on a regular basis, the probability of a negative outcome and the range of possible loss based on the developments with respect to these matters. A liability is only recorded in the financial statements if it is believed to be probable that a loss has been incurred and that the amount of the loss can be reasonably estimated. Because of the uncertainties related to the occurrence, amount, and range of loss on any pending proceedings, the Company is currently unable to predict their ultimate outcome, and, with respect to any pending litigation or claim where no liability has been accrued, to make a meaningful estimate of the reasonably possible loss or range of loss that could result from an unfavorable outcome. At June 30, 2014 and December 31, 2013, there were no pending legal or regulatory proceedings for which a negative outcome was considered probable and for which the loss could be reasonably estimated. As a result, no amounts have been accrued with respect to any such proceedings at either date.

10. Subsequent Event

In July 2014, the Company paid DexCom $1.0 million as a milestone payment under the DexCom Agreement related to the Company’s submission of a pre-market approval (“PMA”) application for the t:slim G4, which the Company has previously referenced as t:sensor, to the FDA.

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

Certain statements contained in this Quarterly Report on Form 10-Q, including statements regarding the development, growth and expansion of our business, our intent, belief or current expectations, primarily with respect to our projected financial and operating performance, and the products we expect to offer in the future, and other statements that are not statements of historical fact, are “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, or Securities Act, and Section 21E of the Securities Exchange Act of 1934, as amended, or Exchange Act, and are subject to the “safe harbor” created by these sections. Future filings with the SEC, future press releases and future oral or written statements made by us or with our approval, which are not statements of historical fact, may also contain forward-looking statements. Because such statements include risks and uncertainties, many of which are beyond our control, actual results may differ materially from those expressed or implied by such forward-looking statements. Some of the factors that could cause actual results to differ materially from those expressed or implied by such forward-looking statements can be found under the caption “Risk Factors,” and elsewhere in this Quarterly Report on Form 10-Q as well as in our other filings with the SEC. Readers are cautioned not to place undue reliance on forward-looking statements. The forward-looking statements speak only as of the date on which they are made, and we undertake no obligation to update such statements to reflect events that occur or circumstances that exist after the date on which they are made.

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

The FDA cleared t:slim in November 2011. We commenced commercial sales of t:slim in the United States in the third quarter of 2012. We consider the number of units shipped per quarter to be an important metric for managing our business. Since the launch of t:slim, we have shipped approximately 11,500 pumps as of June 30, 2014, broken down by quarter as follows:

	Units Shipped for Each of the Three Month Periods
	2012	2013	2014
March 31	N/A	852	1,723
June 30	9	1,363	2,235
September 30	204	1,851	N/A
December 31	844	2,406	N/A

Total	1,057	6,472	3,958

For the three months ended June 30, 2014 and 2013, our sales were $10.3 million and $5.5 million, respectively. For the three months ended June 30, 2014 and 2013, our net loss was $19.2 million and $15.3 million, respectively.

For the six months ended June 30, 2014 and 2013, our sales were $18.3 million and $11.0 million, respectively. For the six months ended June 30, 2014 and 2013, our net loss was $41.2 million and $26.5 million, respectively. Our accumulated deficit as of June 30, 2014 was $210.3 million.

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

From inception through June 30, 2014, we have primarily financed our operations through sales of equity securities, and, to a lesser extent, debt financings. We expect to continue to incur net losses for the next several years and may require additional capital through equity financings and debt financings in order to fund our operations to a level of revenues adequate to support our cost structure.

We have experienced considerable revenue growth since the commercial launch of t:slim in the third quarter of 2012, while incurring operating losses since our inception. Our operating results may fluctuate on a quarterly or annual basis in the future and our growth or operating results may not be consistent with predictions made by securities analysts. We may not be able to achieve profitability in the future. For additional information about the risks and uncertainties associated with our business, see the section entitled “Risk Factors” in Part II, Item 1A of this Quarterly Report on Form 10-Q.

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

Subsequent Event

In July 2014, we paid DexCom $1.0 million as a milestone payment under the DexCom Agreement related to our submission of a pre-market approval (“PMA”) application for the t:slim G4, which we have previously referenced as t:sensor, to the FDA.

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

Cost of Sales

We manufacture the t:slim Pump and its disposable cartridge at our manufacturing facility in San Diego, California. Infusion sets and t:slim accessories are manufactured by third-party suppliers. Cost of sales includes raw materials, labor costs, manufacturing overhead expenses, product training cost and reserves for expected warranty costs, scrap and inventory obsolescence. Due to our relatively low production volumes, compared to our potential capacity to produce our products, manufacturing overhead expenses are a significant portion of our per unit costs. These expenses include quality assurance, manufacturing engineering, material procurement, inventory control, facilities, equipment, information technology and operations supervision and management.

We expect our overall gross margin, which is calculated as sales less cost of sales for a given period divided by sales, to fluctuate in future periods as a result of the changing percentage of products sold to distributors versus directly to individual customers, varying levels of reimbursement among third-party payors, changing mix of products sold with different gross margins, and changes in our manufacturing processes, costs or manufacturing output. Manufacturing inefficiencies will also impact our gross margins, which we may experience as we attempt to manufacture our products on a larger scale, change our manufacturing capacity or output, and expand our manufacturing facilities. Any new products that we sell in the future may change our future gross margins.

Selling, General and Administrative

We expect our selling, general and administrative, or SG&A, expenses to increase as our business expands. Our SG&A expenses primarily consist of salary, fringe benefits and stock-based compensation for our executive, financial, marketing, sales, business development, regulatory affairs and administrative functions. Other significant expenses include those incurred for product demonstration samples, trade shows, outside legal counsel fees, independent auditor fees, outside consultant fees, insurance premiums, facilities costs and information technology costs.

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

Other Income and Expense

Our other income and expense primarily consists of interest expense and amortization of debt discount and debt issuance costs associated with term loan agreements. At June 30, 2014, there was $30.0 million outstanding principal under our Amended and Restated Term Loan Agreement with the Lenders, which accrues interest at a rate of 11.5% per annum. In previous years, other income and expense also included interest expense and amortization of debt discount associated with convertible notes payable and the change in the fair value of outstanding common and preferred stock warrants for which the final revaluation was performed in connection with our initial public offering in the fourth quarter of 2013.

Results of Operations

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands, except percentages)	2014	2013	2014	2013
Sales	$10,255	$5,528	$18,320	$10,986
Cost of sales	6,806	5,122	14,005	8,540

Gross profit	3,449	406	4,315	2,446
Gross margin	34%	7%	24%	22%
Operating expenses:
Selling, general and administrative	18,068	11,324	36,109	18,208
Research and development	3,699	2,759	7,362	5,081

Total operating expenses	21,767	14,083	43,471	23,289

Operating loss	(18,318)	(13,677)	(39,156)	(20,843)
Other income (expense), net:
Interest and other income	31	—	49	—
Interest and other expense	(910)	(1,171)	(2,052)	(2,338)
Change in fair value of stock warrants	—	(453)	—	(3,283)

Total other expense, net	(879)	(1,624)	(2,003)	(5,621)

Net loss	$(19,197)	$(15,301)	$(41,159)	$(26,464)

Comparison of the Three Months Ended June 30, 2014 and 2013

Sales. We began selling our products in the third quarter of 2012. Sales for the three months ended June 30, 2014 were $10.3 million, representing an increase of 86% compared to $5.5 million for the same period in 2013. For the three months ended June 30, 2014 and 2013, sales from the t:slim Pump accounted for 85% and 91% of sales, respectively, while pump-related supplies primarily accounted for the remainder of our sales during those periods. Sales of accessories were not material in either of the reported periods. Sales to distributors accounted for 71% and 70% of our total sales for the three months ended June 30, 2014 and 2013, respectively. The increase in t:slim Pump sales during the three months ended June 30, 2014 compared to the same period in 2013 was primarily attributable to the increase in the size of our sales force.

The commercialization of the t:slim Pump and pump-related supplies and accessories initially involved a sales force of limited size. At June 30, 2013, we operated with 34 sales territories. Throughout the second half of 2013, we expanded from 34 sales territories to 36 sales territories. During 2014, we further expanded the sales territories from 36 at the end of 2013 to 60 at the end of the second quarter of 2014. During the expansion of the sales territories in both 2013 and 2014, we believe our sales force experienced some initial disruption in their individual productivity as territories were realigned and responsibilities adjusted.

Cost of Sales and Gross Profit. Our cost of sales for the three months ended June 30, 2014 was $6.8 million, representing an increase of 33% compared to $5.1 million for the same period in 2013. Gross profit for the three months ended June 30, 2014 was $3.4 million and gross margin was 34%, compared to gross profit of $0.4 million and gross margin of 7% for the same period in 2013.

The increase in our gross margin for the three months ended June 30, 2014 from the comparable period of 2013 was primarily due to a decrease in per unit manufacturing overhead costs of our products, which was driven by increased production volumes and manufacturing efficiencies. Our manufacturing overhead costs have and will continue to be a significant component of the cost of our products, and as a result have, and may continue to impact, our gross margins as we attempt to manufacture our products on a larger scale, change our manufacturing processes, capacity or output, implement additional automated manufacturing equipment and expand our manufacturing facilities.

Also contributing to the increase in the gross margin in the second quarter of 2014 as compared to the second quarter of 2013 were the varying levels of reimbursement among a changing mix of third-party payors, offset by an increase in sales of pump-related supplies. Our gross margin on the sales of the t:slim Pump was higher than pump-related supplies for the quarters ended June 30, 2014 and 2013, and is expected to remain higher in the future. These and other factors, such as the percentage of products sold to distributors versus directly to individual customers, and the gross margin associated with any new products that we sell in the future, will continue to impact our future gross margins.

Selling, General and Administrative Expenses. SG&A expenses increased 60% to $18.1 million for the three months ended June 30, 2014 from $11.3 million for the same period of 2013. The increase in SG&A expenses for the three months ended June 30, 2014 was primarily associated with the continued expansion of our commercial operations. At June 30, 2014, our headcount for sales, general and administrative functions increased by 64% compared to June 30, 2013. This includes an expansion to 60 sales territories by the end of the second quarter of 2014 from 36 at the end of 2013 and 34 at the end of the second quarter of 2013. A territory is maintained by sales representatives, field clinical specialists, managed care liaisons, additional sales management and other customer support personnel, as well as the growth of the administrative infrastructure to support the growing operations. Employee-related expenses for our sales, general and administrative functions comprise the majority of the SG&A expenses. Such employee-related expenses increased $5.5 million during the three months ended June 30, 2014 compared to the same periods in 2013, including an increase of $2.3 million in stock-based compensation associated with equity awards. SG&A expenses also increased $1.2 million associated with marketing and promotional activities, tradeshows, travel expenses and information technology support.

Research and Development Expenses. R&D expenses increased 34% to $3.7 million for the three months ended June 30, 2014 from $2.8 million for the same periods of 2013. The increase in R&D expenses consisted primarily of an increase of $0.7 million in employee-related expenses. At June 30, 2014, our headcount for research and development functions increased by 32% compared to June 30, 2013.

Other Income (Expense). Other expense for the three months ended June 30, 2014 was $0.9 million, compared to $1.6 million for the same period in 2013. Other expense for the second quarter of 2014 was primarily comprised of $0.9 million interest expense associated with the Amended and Restated Term Loan Agreement, which was executed in April 2014.

In comparison, other expense for the second quarter of 2013 was primarily comprised of a $0.5 million decrease in the fair value of the common and preferred stock warrants and $1.2 million interest expense associated with the Original Term Loan Agreement. The decrease in interest expense during the second quarter of 2014 compared to the same period in 2013 is due to the decrease in the interest rate on our outstanding debt from 14% to 11.5% in conjunction with the Amended and Restated Term Loan Agreement.

Comparison of the Six Months Ended June 30, 2014 and 2013

Sales. Sales for the six months ended June 30, 2014 were $18.3 million, representing an increase of 67% compared to $11.0 million for the same periods in 2013. Sales for the six months ended June 30, 2013 included a one-time adjustment for recognition of $1.9 million of t:slim Pump sales that were previously deferred in the fourth quarter of 2012 due to our lack of history for estimating product returns at that time. For the six months ended June 30, 2014 and 2013, sales from the t:slim Pump accounted for 86% and 93% of sales, respectively, while pump-related supplies primarily accounted for the remainder of our sales in each of those periods. Sales of accessories were not material in either of the reported periods. Sales to distributors accounted for 70% and 71% of our total sales for the six months ended June 30, 2014 and 2013, respectively. The increase in t:slim Pump sales during the six months ended June 30, 2014 compared to the same period in 2013 was primarily attributable to the increase in the size of our sales force during the relevant periods.

Cost of Sales and Gross Profit. Our cost of sales for the six months ended June 30, 2014 was $14.0 million, representing an increase of 64% compared to $8.5 million for the same period in 2013. Gross profit for the six months ended June 30, 2014 was $4.3 million, and gross margin was 24%, compared to gross profit of $2.4 million, and gross margin of 22% for the same period in 2013.

Included in cost of sales for the six months ended June 30, 2014 were costs of $0.3 million associated with our voluntary product recall of selected lots of cartridges initiated in January 2014. The voluntary recall resulted in a one percentage point reduction in the gross margin for the six months ended June 30, 2014. Included in cost of sales for the six months ended June 30, 2013 were costs of $1.1 million that were previously deferred at the end of the fourth quarter of 2012 due to our lack of history for estimating product returns at that time. These costs, along with the previously deferred sales of $1.9 million recognized in the first quarter of 2013, resulted in a four percentage point increase in gross margin of the first six months of 2013.

Selling, General and Administrative Expenses. SG&A expenses increased 98% to $36.1 million for the six months ended June 30, 2014 from $18.2 million for the same period of 2013. The increase in SG&A expenses for the six months ended June 30, 2014 was primarily associated with the continued expansion of our commercial operations. At June 30, 2014, our headcount for sales, general and administrative functions increased by 64% compared to June 30, 2013. Employee-related expenses for our sales, general and administrative functions comprise the majority of the SG&A expenses. Such employee-related expenses increased $13.9 million during the six months ended June 30, 2014 compared to the same period in 2013, including an increase of $5.3 million in stock-based compensation associated with equity awards. SG&A expenses also increased $4.0 million during the six months ended June 30, 2014 compared to the same period in 2013, associated with marketing and promotional activities, tradeshows, travel expenses and information technology support.

Research and Development Expenses. R&D, expenses increased 45% to $7.4 million for the six months ended June 30, 2014 from $5.1 million for the same period of 2013. The increase in R&D expenses consisted primarily of an increase of $1.6 million in employee-related expenses. At June 30, 2014, our headcount for research and development functions increased by 32% compared to June 30, 2013.

Other Income (Expense). Other expense for the six months ended June 30, 2014 was $2.0 million compared to $5.6 million for the same period in 2013. Other expense for the first six months of 2014 was primarily comprised of $2.1 million interest expense associated with the Original Term Loan Agreement executed in December 2012 and the Amended and Restated Term Loan Agreement executed in April 2014.

In comparison, other expense for the first six months of 2013 was primarily comprised of a $3.3 million decrease in the fair value of the common and preferred stock warrants and $2.3 million interest expense associated with the Original Term Loan Agreement. The decrease in interest expense during the first six months of 2014 compared to the same period in 2013 is due to the decrease in the interest rate on our outstanding debt from 14% to 11.5% in conjunction with the Amended and Restated Term Loan Agreement, which was executed in April 2014.

Liquidity and Capital Resources

At June 30, 2014, we had $96.3 million in cash, cash equivalents and short-term investments. We believe that our cash on hand, cash available under our term loan agreement and proceeds from equity activities will be sufficient to satisfy our liquidity requirements for at least the next 18 months. We expect that our sales performance and the resulting operating income or loss, as well as the status of each of our new product development programs, will significantly impact our cash management decisions. We have utilized, and may continue to utilize, debt arrangements with debt providers and financial institutions to finance our operations. Factors such as interest rates and available cash will impact our decision to continue to utilize debt arrangements as a source of cash.

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

The following table shows a summary of our cash flows for the six months ended June 30, 2014 and 2013:

	Six Months Ended June 30,
(in thousands)	2014	2013
Net cash provided by (used in):
Operating activities	$(32,661)	$(23,976)
Investing activities	(29,432)	(1,916)
Financing activities	1,916	38,862

Total	$(60,177)	$12,970

Operating activities. Net cash used in operating activities was $32.7 million for the six months ended June 30, 2014, compared to $24.0 million for the same period in 2013. The increase in net cash used in operating activities was primarily associated with increased costs related to the continued expansion of commercial operations. Our employee headcount, employee-related expenses and working capital needs, including accounts receivable and inventory, increased significantly as a result of our expansion of commercial operations.

Investing activities. Net cash used in investing activities was $29.4 million for the six months ended June 30, 2014, which was primarily related to the net purchase of $25.0 million in short-term investments and $4.3 million in purchases of property and equipment, primarily for facility improvement and purchase of manufacturing and research and development equipment. Net cash used in investing activities was $1.9 million for the six months ended June 30, 2013, which was primarily related to the purchase of $1.4 million in capital equipment.

Financing activities. Net cash provided by financing activities was $1.9 million for the six months ended June 30, 2014, compared to $38.9 million for the same period in 2013. Net cash provided in the first six months of 2013 was primarily related to net proceeds from issuance of notes payable of $29.2 million, and proceeds from issuance of preferred stock of $16.0 million, offset by principal payments on notes payable of $4.4 million. These financing activities were not reoccurring in the first six months of 2014.

Our liquidity position and capital requirements are subject to fluctuation based on a number of factors. For example, our cash inflow and outflow may be impacted by the following:

•	fluctuations in gross margins and operating margins;

•	our ability to generate sales; and

•	fluctuations in working capital.

Our primary short-term capital needs, which are subject to change, include expenditures related to:

•	support of our commercialization efforts related to our current and future products;

•	improvements in our manufacturing capacity and efficiency;

•	growth of our sales, marketing and clinical infrastructure;

•	new research and product development efforts;

•	payment of quarterly interest due under our term debt agreement;

•	the acquisition of equipment and other fixed assets;

•	facilities expansion needs; and

•	potential up-front fees, milestone payments or reimbursement of costs under R&D collaborations and licensing agreements.

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

Aggregate borrowings outstanding under the Amended and Restated Term Loan Agreement were $30 million at June 30, 2014. Borrowings under the Amended and Restated Term Loan Agreement were used to refinance amounts outstanding under the Original Term Loan Agreement.

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

Silicon Valley Bank Revolving Line of Credit

In January 2013, we entered into an amended loan agreement with Silicon Valley Bank, making available a two year revolving line of credit in the amount up to the lesser of $1.5 million or 75% of eligible accounts receivable. Interest-only payments at a rate of 6% per annum are payable monthly through the maturity date 24 months from the initial borrowing. Loans drawn under the agreement are secured by our eligible accounts receivable and proceeds therefrom. Additionally, the terms of the revolving line of credit contain various affirmative and negative covenants. There were no amounts outstanding under this line of credit as of June 30, 2014 and December 31, 2013. In the event of our breach of the agreement, we may not be allowed to draw amounts under the agreement, and, to the extent we have any amounts outstanding at the time of any breach, we may be required to repay such amounts earlier than anticipated.

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

We invest our excess cash primarily in commercial paper and government-sponsored enterprise securities. Some of the financial instruments in which we invest have market risk associated with them in that a change in prevailing interest rates may cause the principal amount of the instrument to fluctuate. Other financial instruments in which we invest potentially subject us to credit risk in that the value of the instrument may fluctuate based on the issuer’s ability to pay.

The primary objectives of our investment activities are to ensure liquidity and to preserve principal while at the same time maximizing the income we receive from our financial instruments without significantly increasing risk. We have established guidelines regarding approved investments and maturities of investments, which are designed to maintain safety and liquidity.

Because of the short-term maturities of our financial instruments, we do not believe that an increase or decrease in interest rates would have any significant impact on the realized value of our investment portfolio. If a 10% change in interest rates were to have occurred on June 30, 2014, this change would not have had a material effect on the fair value of our investment portfolio as of that date.

The interest rate under our Amended and Restated Term Loan Agreement is fixed and not subject to changes in market interest rates.

We do not have any foreign currency or other derivative financial instruments.

Item 4.	Controls and Procedures

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our periodic and current reports that we file with the SEC is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure. In designing and evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable and not absolute assurance of achieving the desired control objectives. In reaching a reasonable level of assurance, management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures. In addition, the design of any system of controls is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance a particular design will succeed in achieving its stated goals under all potential future conditions. Furthermore, over time, control may become inadequate because of changes in conditions, or the degree of compliance with policies or procedures may deteriorate. Because of the inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and not be detected.

As of June 30, 2014, we carried out an evaluation, under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based on this evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of June 30, 2014.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) during the quarter ended June 30, 2014, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings

From time to time we may be involved in various disputes and litigation matters that arise in the ordinary course of business. We are currently not a party to any material legal proceedings.

Item 1A.	Risk Factors

The following sets forth certain risk factors associated with our business. The risk factors set forth below marked with an asterisk (*) next to the title contain changes to the description of the risk factors associated with our business previously disclosed in Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2013.

If any of the following risks occur, our business, financial condition, results of operations or prospects could be materially and adversely affected. In these circumstances, the market price of our common stock could decline and you might lose all or part of your investment. Additional risks and uncertainties of which we are currently unaware may also become important factors that affect us.

Risks Relating to Our Business and our Industry

We have incurred significant operating losses since inception and cannot assure you that we will achieve profitability.*

Since our inception in January 2006 we have incurred a significant net loss. As of June 30, 2014, we had an accumulated deficit of $210.3 million. To date, we have financed our operations primarily through sales of equity securities, debt financing with Capital Royalty Partners and certain of its affiliates, and sales of our products. We have devoted substantially all of our resources to the research and development of our products, the commercial launch of our products, the development of a sales and marketing team and the assembly of a management team to manage our business.

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

The failure of t:slim to achieve and maintain market acceptance could result in us achieving sales below our expectations, which would cause our business, financial condition and operating results to be materially and adversely affected.*

Our current business strategy is highly dependent on t:slim achieving and maintaining market acceptance. In order for us to sell t:slim to people with insulin-dependent diabetes, we must convince them, their caregivers and healthcare providers that it is an attractive alternative to competitive products for the treatment of diabetes, including traditional insulin pump products and MDI therapies, as well as alternative insulin treatment methodologies. Market acceptance and adoption of t:slim depends on educating people with diabetes, as well as their caregivers and healthcare providers, as to the distinct features, ease-of-use, positive lifestyle impact, and other perceived benefits of t:slim as compared to competitive products. If we are not successful in convincing existing and potential customers of the benefits of t:slim, or if we are not able to achieve the support of caregivers and healthcare providers for t:slim, our sales may decline or we may fail to increase our sales in line with our forecasts.

Achieving and maintaining market acceptance of t:slim could be negatively impacted by many factors, including:

•	the failure of t:slim to achieve wide acceptance among people with insulin-dependent diabetes, their caregivers, insulin-prescribing healthcare providers, third-party payors and key opinion leaders in the diabetes treatment community;

•	lack of evidence supporting the safety, ease-of-use or other perceived benefits of t:slim over competitive products or other currently available insulin treatment methodologies;

•	perceived risks associated with the use of t:slim or similar products or technologies generally;

•	the introduction of competitive products and the rate of acceptance of those products as compared to t:slim;

•	discounts or other financial incentives that our competitors may offer for competitive products;

•	results of clinical studies relating to t:slim or similar competitive products.

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

Failure to secure or retain adequate coverage or reimbursement for t:slim and our potential future products by third-party payors could adversely affect our business, financial condition and operating results.*

We have derived nearly all of our revenue from the sale of t:slim in the United States and expect to continue to do so until we are able to commercialize our other products that are currently under development. A substantial portion of the purchase price of an insulin pump is typically paid for by third-party payors, including private insurance companies, preferred provider organizations and other managed care providers. Future sales of our current and future products will be limited unless our customers can rely on third-party payors to pay for all or part of the associated purchase cost. Access to adequate coverage and reimbursement for our current and future products by third-party payors is essential to the acceptance of our products by customers.

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

We currently have contracts establishing reimbursement for t:slim with 71 national and regional third-party payors in the United States. While we anticipate entering into additional contracts with third-party payors, we cannot guarantee that we will succeed in doing so or that the reimbursement contracts that we are able to negotiate will enable us to sell our products on a profitable basis. In addition, contracts with third-party payors generally can be modified or terminated by the third-party payor without cause and with little or no notice to us. Moreover, compliance with the administrative procedures or requirements of third-party payors may result in delays in processing approvals by those third-party payors for customers to obtain coverage for t:slim. Failure to secure or retain adequate coverage or reimbursement for t:slim and our future products by third-party payors, or delays in processing approvals by those payors, could result in the loss of sales, which could have a material adverse effect on our business, financial condition and operating results.

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

Competitive products or other technological breakthroughs for the monitoring, treatment or prevention of diabetes or technological developments may render our products obsolete or less desirable.*

Our ability to achieve our strategic objectives will depend, among other things, on our ability to develop and commercialize products for the treatment of diabetes that offer distinct features, are easy-to-use, receive adequate coverage and reimbursement from third-party payors, and are more appealing than available alternatives. Our primary competitors, as well as a number of other companies, medical researchers and existing pharmaceutical companies are pursuing new delivery devices, delivery technologies, sensing technologies, procedures, drugs and other therapies for the monitoring, treatment and prevention of diabetes. Any technological breakthroughs in diabetes monitoring, treatment or prevention could reduce the potential market for t:slim or render t:slim obsolete altogether, which would significantly reduce our sales.

Because of the size of the insulin-dependent diabetes market, we anticipate that companies will continue to dedicate significant resources to developing competitive products. The frequent introduction by competitors of products that are or claim to be superior to our products may create market confusion that may make it difficult to differentiate the benefits of our products over competitive products. In addition, the entry of multiple new products has led some of our competitors to employ pricing strategies that could adversely affect the pricing of our products. If a competitor develops a product that competes with or is perceived to be superior to t:slim, or if competitors continue to utilize strategies that place downward pressure on pricing within our industry, our sales may decline significantly or may not increase in line with our forecasts, either of which would materially adversely affect our business, financial condition and operating results.

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

If we are unable to expand our sales, marketing and clinical infrastructure effectively and on a timely basis, we may fail to increase our sales to meet our forecasts.*

Because we began commercialization of t:slim in the third quarter of 2012, we have only limited experience marketing and selling our products as well as training new customers on the use of t:slim. We derive nearly all of our revenue from the sale of t:slim and pump-related supplies and we expect that this will continue for the next several years unless and until we receive regulatory clearance or approval for other products currently in development. As a result, our financial condition and operating results are and will continue to be highly dependent on the ability of our sales representatives to adequately promote, market and sell t:slim and the ability of our diabetes educators to train new customers on the use of t:slim. If our sales and marketing representatives or diabetes educators fail to achieve their objectives, our sales could decrease or may not increase at levels that are in line with our forecasts.

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

As we increase our sales, marketing and clinical expenditures with respect to existing or planned products, we will need to further expand the reach of our sales, marketing and clinical networks. Our future success will depend largely on our ability to continue to hire, train, retain and motivate skilled sales, marketing and clinical representatives with significant industry-specific knowledge in various areas, such as diabetes treatment techniques and technologies, as well as the competitive landscape for our products. Recently hired sales representatives require training and take time to achieve full productivity, and the overall expansion of our sales force also disrupts the productivity of our existing sales representatives. If we fail to train recent hires adequately, or if we experience high turnover in our sales force in the future, we cannot be certain that new hires will become as productive as may be necessary to maintain or increase our sales. In addition, the expansion of our sales, marketing and clinical personnel will continue to place significant burdens on our management team.

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

We operate primarily at a single location comprised of four buildings, and any disruption at this location could adversely affect our business and operating results.*

Our principal offices are presently located in four buildings in San Diego, California. Substantially all of our operations are conducted at this location, including our manufacturing processes, research and development activities, customer and technical support, and management and administrative functions. In addition, substantially all of our inventory of component supplies and finished goods is held at this location. We take precautions to safeguard our facilities, including acquiring insurance, employing back-up generators, adopting health and safety protocols and utilizing off-site storage of computer data. However, vandalism, terrorism or a natural or other disaster, such as an earthquake, fire or flood, could damage or destroy our manufacturing equipment or our inventory of component supplies or finished goods, cause substantial delays in our operations, result in the loss of key information, and cause us to incur additional expenses. Our insurance may not cover our losses in any particular case. In addition, regardless of the level of insurance coverage, damage to our facilities may have a material adverse effect on our business, financial condition and operating results.

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

We may enter into collaborations, in-licensing arrangements, joint ventures, strategic alliances or partnerships with third-parties that may not result in the development of commercially viable products or the generation of significant future revenues.*

In the ordinary course of our business, we may enter into collaborations, in-licensing arrangements, joint ventures, strategic alliances or partnerships to develop proposed products and to pursue new markets. Proposing, negotiating and implementing collaborations, in-licensing arrangements, joint ventures, strategic alliances or partnerships may be a lengthy and complex process. Other companies, including those with substantially greater financial, marketing, sales, technology or other business resources, may compete with us for these opportunities or arrangements. We may not identify, secure, or complete any such transactions or arrangements in a timely manner, on a cost-effective basis, on acceptable terms or at all. We have limited institutional knowledge and experience with respect to these business development activities, and we may also not realize the anticipated benefits of any such transaction or arrangement. In particular, these collaborations may not result in the development of products that achieve commercial success or result in significant revenues and could be terminated prior to developing any products.

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

For example, we have entered into a development and commercialization agreement with DexCom, which provides us a non-exclusive license to integrate the DexCom G4 PLATINUM Continuous Glucose Monitor with t:slim G4, which we have previously referred to as t:sensor, during the term of the agreement. This agreement runs until February 1, 2015, with automatic one-year renewals. The license granted covers the United States and other territories may be added from time to time. Subject to payments of certain of the non-terminating party’s development expenses, the agreement may be terminated by either party without cause. Termination of this agreement could require us to redesign t:slim G4 and attempt to integrate an alternative CGM system into t:sensor, which would require significant development and regulatory activities that might delay the launch and commercialization of this product or, following its launch, might not be completed in time to prevent an interruption in the availability of t:sensor to our customers.

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

Our future capital needs are uncertain and we may need to raise additional funds in the future, and these funds may not be available on acceptable terms or at all.*

At June 30, 2014, we had $96.3 million in cash, cash equivalents and short term investments. We believe that our cash on hand, cash available under our term loan agreement and proceeds from the exercise of warrants and options will be sufficient to satisfy our liquidity requirements for at least the next 18 months. However, the continued growth of our business, including the expansion of our sales and marketing infrastructure, research and development activities, and manufacturing capabilities, will significantly increase our expenses. In addition, the amount of our future product sales is difficult to predict, especially in light of the recent commercialization of t:slim, and actual sales may not be in line with our forecasts. As a result, we may be required to seek additional funds in the future. Our future capital requirements will depend on many factors, including:

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

As a result of these and other factors, we do not know whether and the extent to which we may be required to raise additional capital. We may in the future seek additional capital from public or private offerings of our capital stock, borrowings under credit lines or other sources. If we issue equity or debt securities to raise additional funds, our existing stockholders may experience dilution, we may incur significant financing costs, and the new equity or debt securities may have rights, preferences and privileges senior to those of our existing stockholders. In addition, if we raise additional funds through collaborations, licensing, joint ventures, strategic alliances, partnership arrangements or other similar arrangements, it may be necessary to relinquish valuable rights to our potential future products or proprietary technologies, or grant licenses on terms that are not favorable to us.

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

We may not be able to generate sufficient cash to service our indebtedness, which currently consists of our credit facility with Capital Royalty Partners.*

As of March 31, 2014, we owed an aggregate principal amount of $30.0 million to Capital Royalty Partners pursuant to a term loan agreement under which we could borrow up to a total of $45.0 million under certain circumstances. In April 2014, we entered into an amended and restated term loan agreement with Capital Royalty Partners and their related affiliates. The amended and restated term loan agreement, among other things, amends the terms of the original term loan agreement to reduce the borrowing limit to $30.0 million. Concurrently, we also entered into a new term loan agreement with Capital Royalty Partners and their related affiliates, under which the Company may borrow up to an additional $30.0 million on or before March 31, 2015. Our ability to make scheduled payments or to refinance our debt obligations depends on numerous factors, including the amount of our cash reserves and our actual and projected financial and operating performance. These amounts and our performance are subject to certain financial and business factors, as well as prevailing economic and competitive conditions, some of which may be beyond our control. We cannot assure you that we will maintain a level of cash reserves or cash flows from operating activities sufficient to permit us to pay the principal, premium, if any, and interest on our existing or future indebtedness. If our cash flows and capital resources are insufficient to fund our debt service obligations, we may be forced to reduce or delay capital expenditures, sell assets or operations, seek additional capital or restructure or refinance our indebtedness. We cannot assure you that we would be able to take any of these actions, or that these actions would permit us to meet our scheduled debt service obligations. In addition, in the event of our breach of the term loan agreement with Capital Royalty Partners, we may not be allowed to draw additional amounts under the agreement, and we may be required to repay any outstanding amounts earlier than anticipated.

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

Risks Related to our Intellectual Property and Potential Litigation

Our ability to protect our intellectual property and proprietary technology is uncertain.*

We rely primarily on patent, trademark and trade secret laws, as well as confidentiality and non-disclosure agreements, to protect our proprietary technologies. As of June 30, 2014, our patent portfolio consisted of approximately 28 issued U.S. patents and 52 pending U.S. patent applications. Of these, our issued U.S. patents expire between approximately 2021 and 2031. We are also seeking patent protection for our proprietary technology in other countries throughout the world. We also have nine pending U.S. trademark applications and seven pending foreign trademark applications, as well as 13 trademark registrations, including four U.S. trademark registrations and nine foreign trademark registrations.

We have applied for patent protection relating to certain existing and proposed products and processes. Currently, five of our issued U.S. patents as well as various pending U.S. and foreign patent applications relate to the structure and operation of our pumping mechanism and are therefore particularly important to the functionality of our products. If we fail to timely file a patent application in any jurisdiction, we may be precluded from doing so at a later date. Furthermore, we cannot assure you that any of our patent applications will be approved in a timely manner or at all. The rights granted to us under our patents, and the rights we are seeking to have granted in our pending patent applications, may not be meaningful or provide us with any commercial advantage. In addition, those rights could be opposed, contested or circumvented by our competitors, or be declared invalid or unenforceable in judicial or administrative proceedings. The failure of our patents to adequately protect our technology might make it easier for our competitors to offer the same or similar products or technologies. Even if we are successful in receiving patent protection for certain products and processes, our competitors may be able to design around our patents or develop products that provide outcomes which are comparable to ours without infringing on our intellectual property rights. Due to differences between foreign and U.S. patent laws, our patented intellectual property rights may not receive the same degree of protection in foreign countries as they would in the United States. Even if patents are granted outside the United States, effective enforcement in those countries may not be available.

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

Our business exposes us to potential product liability claims that are inherent in the design, manufacture, testing and sale of medical devices. We could become the subject of product liability lawsuits alleging that component failures, manufacturing flaws, design defects or inadequate disclosure of product-related risks or product-related information resulted in an unsafe condition, injury or death to customers. The risk of one or more product liability claims or lawsuits may be even greater following our January 2014 voluntary recall of cartridges used with the t:slim Pump. In addition, the misuse of our products or the failure of customers to adhere to operating guidelines could cause significant harm to customers, including death, which could result in product liability claims. Product liability lawsuits and claims, safety alerts or product recalls, with or without merit, could cause us to incur substantial costs, and could place a significant strain on our financial resources, divert the attention of management from our core business, harm our reputation and adversely affect our ability to attract and retain customers, any of which could have a material adverse effect on our business, financial condition and operating results.

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

Risks Related to our Common Stock

Because of their significant stock ownership, certain of our executive officers, directors and principal stockholders will be able to exert control over us and our significant corporate decisions.*

Based on an aggregate of 23,455,483 shares of our common stock outstanding as of June 30, 2014, our executive officers and directors, and their affiliates owned, in the aggregate, over 50% of the voting power of our outstanding common stock. These persons, acting together, will have the ability to significantly influence or determine the outcome of all matters submitted to our stockholders for approval, including the election and removal of directors and any merger, consolidation, or sale of all or substantially all of our assets.

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

Future sales, or the perception of future sales, of shares of our common stock could materially reduce the market price of our common stock.*

Sales of our common stock, or the perception in the market that the holders of a large number of our shares intend to sell such shares, could reduce the market price of our common stock which would impair our ability to raise future capital through the sale of additional equity securities. We had outstanding 23,455,483 shares of common stock as of June 30, 2014, of which approximately 12,127,347 shares are restricted securities that may be sold only in accordance with the resale restrictions under Rule 144 of the Securities Act. In addition, as of June 30, 2014, we had outstanding options to purchase 4,915,926 shares of common stock and warrants to purchase 1,009,170 shares of common stock that, if exercised, will result in these additional shares becoming available for sale. As of June 30, 2014, there are also an aggregate of 2,849,045 shares of our common stock reserved for future grant or issuance under our 2013 Equity Incentive Plan and Employee Stock Purchase Plan.

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

Recent Sales of Unregistered Securities

None.

Use of Proceeds

Our initial public offering of common stock was effected through a Registration Statement on Form S-1 (File No. 333-191601) which was declared effective by the SEC on November 13, 2013. On November 14, 2013, additional shares of our common stock were registered through a Registration Statement on Form S-1 (File No. 333-192324) filed pursuant to Rule 462(b) under the Securities Act. On November 19, 2013, a total of 8,000,000 shares of common stock were sold on our behalf at the initial public offering price of $15.00 per share, for aggregate gross offering proceeds of $120.0 million, managed by BofA Merrill Lynch and Piper Jaffray. In addition, on November 19, 2013, in connection with the exercise of the underwriters’ over-allotment option, 1,200,000 additional shares of common stock were sold on our behalf at the initial public offering price of $15.00 per share, for aggregate gross offering proceeds of $18 million. We paid to the underwriters underwriting discounts totaling approximately $9.7 million in connection with the offering. In addition, we incurred additional costs of approximately $3.3 million in connection with the offering, which when added to the underwriting discounts paid by us, amounts to total costs of approximately $13.0 million. As a result, the net offering proceeds to us, after deducting underwriting discounts and offering expenses, were approximately $125.0 million. No offering expenses were paid directly or indirectly to any of our directors or officers (or their associates) or persons owning ten percent or more of any class of our equity securities or to any other affiliates.

The net proceeds from the offering have been invested in money market funds and highly-liquid, highly-rated securities. We also estimate that we had used approximately $32.7 million to expand and support our sales and marketing infrastructure, approximately $14.0 million to fund research and development activities, and approximately $19.8 million to expand and support our manufacturing capabilities.

We intend to use the remainder of the net proceeds from the IPO for working capital expenditures and other general corporate purposes, including costs and expenses associated with being a public company. The amounts and timing of our actual use of the remaining proceeds will vary depending on numerous factors, including the factors described under the “Risk Factors”. As a result, management will retain broad discretion over the allocation of the net proceeds from this offering, and investors will be relying on the judgment of our management regarding the application of the net proceeds.

Item 3.	Defaults Upon Senior Securities

None.

Item 4.	Mine Safety Disclosures

Not applicable.

Item 5.	Other Information

None.

Item 6.	Exhibits

Exhibit Footnote	Exhibit Number	Description of Document
(1)	3.1	Amended and Restated Certificate of Incorporation as currently in effect.

(1)	3.2	Amended and Restated Bylaws as currently in effect.

†(2)	10.1	Amended and Restated Term Loan Agreement, dated as of April 4, 2014.

†(2)	10.2	Term Loan Agreement, dated as of April 4, 2014.

	10.3	Consent and Amendment Agreement to the Amended and Restated Term Loan Agreement and Term Loan Agreement, dated as of June 20, 2014.

(3)	10.4	Tandem Diabetes Care, Inc. Nonqualified Deferred Compensation Plan and Form of Adoption Agreement

	31.1	Certification of Kim D. Blickenstaff, Chief Executive Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

	31.2	Certification of John Cajigas, Chief Financial Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

*	32.1	Certification of Kim D. Blickenstaff, Chief Executive Officer, pursuant to U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	32.2	Certification of John Cajigas, Chief Financial Officer, pursuant to U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

**	101.INS	XBRL Instance Document.

**	101.SCH	XBRL Taxonomy Extension Schema Document.

**	101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.

**	101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.

**	101.LAB	XBRL Taxonomy Extension Label Linkbase Document.

**	101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.

†	The registrant has omitted portions of the referenced exhibit pursuant to a request for confidential treatment under Rule 406 promulgated under the Securities Act.
(1)	Filed as an exhibit to the registrant’s Registration Statement on Form S-1 (File No. 333-191601) and incorporated herein by reference.
(2)	Filed as an exhibit to the registrant’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2014 and incorporated herein by reference.
(3)	Filed as an exhibit to the registrant’s Current Report on Form 8-K filed on June 20, 2014 and incorporated herein by reference.
*	This certification shall not be deemed “filed” for purposes of Section 18 of the Exchange Act or otherwise subject to Section 18 of the Exchange Act. Such certification shall not be deemed to be incorporated by reference under the Securities Act or the Exchange Act, except to the extent that the registrant specifically incorporates it by reference.
**	Pursuant to applicable securities laws and regulations, we are deemed to have complied with the reporting obligation relating to the submission of interactive data files in such exhibits and are not subject to liability under any anti-fraud provisions of the federal securities laws as long as we have made a good faith attempt to comply with the submission requirements and promptly amend the interactive data files after becoming aware that the interactive data files fail to comply with the submission requirements. Users of this data are advised that, pursuant to Rule 406T under the Securities Act, these interactive data files are deemed not “filed” and not otherwise subject to liability.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Tandem Diabetes Care, Inc.

Dated: July 31, 2014	By:	/s/ Kim D. Blickenstaff
Kim D. Blickenstaff
President, Chief Executive Officer and Director (on behalf of the registrant and as the registrant’s Principal Executive Officer)

	By:	/s/ John Cajigas
John Cajigas
Chief Financial Officer and Treasurer (on behalf of the registrant and as the registrant’s Principal Financial and Accounting Officer)