Form 10-Q
period 2014-09-30
TANDEM DIABETES CARE INC
filed 2014-11-06
CIK 1438133

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended September 30, 2014

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

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☒ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No   ☒

As of October 30, 2014, there were 23,500,687 shares of the registrant’s Common Stock outstanding.

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements

TANDEM DIABETES CARE, INC.

CONDENSED BALANCE SHEETS

	September 30,	December 31,
	2014	2013
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$35,558,073	$124,385,137
Restricted cash	2,000,000	2,050,000
Short-term investments	44,318,806	5,095,331
Accounts receivable, net	5,842,849	5,298,502
Inventory	11,891,586	10,330,156
Prepaid and other current assets	1,438,282	1,830,056
Total current assets	101,049,596	148,989,182
Property and equipment, net	12,344,942	9,885,985
Patents, net	2,459,230	2,697,220
Other long term assets	710,931	642,746
Total assets	$116,564,699	$162,215,133
Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$3,046,800	$2,352,037
Accrued expense	1,190,483	1,873,565
Employee-related liabilities	8,367,716	5,876,011
Deferred revenue	638,143	411,423
Other current liabilities	2,412,812	4,086,196
Total current liabilities	15,655,954	14,599,232
Notes payable—long-term	29,415,563	29,396,571
Deferred rent—long-term	2,853,814	1,886,508
Other long-term liabilities	1,156,092	795,640
Total liabilities	49,081,423	46,677,951
Commitments and contingencies
Stockholders’ equity:
Common stock, $0.001 par value; 100,000,000 shares authorized, 23,491,770 and 22,925,614 shares issued and outstanding at September 30, 2014 (unaudited) and December 31, 2013, respectively	23,492	22,926
Additional paid-in capital	297,689,896	284,705,251
Accumulated other comprehensive income	18,811	—
Accumulated deficit	(230,248,923)	(169,190,995)
Total stockholders’ equity	67,483,276	115,537,182
Total liabilities and stockholders’ equity	$116,564,699	$162,215,133

See accompanying notes to condensed financial statements.

TANDEM DIABETES CARE, INC.

CONDENSED STATEMENTS OF OPERATIONS and comprehensive loss

(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2014	2013	2014	2013
Sales	$13,513,716	$7,776,150	$31,833,824	$18,762,301
Cost of sales	9,116,570	5,243,288	23,121,269	13,783,155
Gross profit	4,397,146	2,532,862	8,712,555	4,979,146
Operating expenses:
Selling, general and administrative	18,894,758	12,008,799	55,003,966	30,217,184
Research and development	4,508,004	2,651,580	11,869,567	7,732,818
Total operating expenses	23,402,762	14,660,379	66,873,533	37,950,002
Operating loss	(19,005,616)	(12,127,517)	(58,160,978)	(32,970,856)
Other income (expense), net
Interest and other income	29,991	151	79,275	611
Interest and other expense	(923,771)	(1,205,697)	(2,976,225)	(3,543,568)
Change in fair value of stock warrants	—	272,030	—	(3,011,574)
Total other expense, net	(893,780)	(933,516)	(2,896,950)	(6,554,531)
Net loss	$(19,899,396)	$(13,061,033)	$(61,057,928)	$(39,525,387)
Other comprehensive gain or loss:
Unrealized gain on short-term investments	6,529	—	18,811	—
Comprehensive loss	$(19,892,867)	$(13,061,033)	$(61,039,117)	$(39,525,387)
Net loss per share, basic and diluted	$(0.85)	$(60.96)	$(2.64)	$(187.33)
Weighted average shares used to compute basic and diluted net loss per share	23,472,150	214,269	23,170,665	210,996

See accompanying notes to condensed financial statements.

TANDEM DIABETES CARE, INC.

CONDENSED STATEMENTS OF CASH FLOWS

(Unaudited)

	Nine Months Ended
	September 30,
	2014	2013
Operating activities
Net loss	$(61,057,928)	$(39,525,387)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization expense	3,084,774	2,463,022
Provision for allowance for doubtful accounts	104,726	144,050
Provision for inventory reserve	163,246	435,419
Interest expense related to amortization of debt discount and debt issuance costs	175,808	160,565
Change in fair value of common and preferred stock warrants	—	3,011,574
Amortization of premium/discount on short-term investments	(32,713)	—
Stock-based compensation expense	11,047,973	1,609,675
Other	—	14,132
Changes in operating assets and liabilities:
Restricted cash	—	(177,800)
Accounts receivable	(649,073)	(1,899,014)
Inventory	(1,772,338)	(4,851,688)
Prepaid and other current assets	391,774	812,580
Other long term assets	(150,000)	—
Accounts payable	615,963	(157,918)
Accrued expense	(683,082)	849,818
Employee-related liabilities	2,491,706	2,730,448
Deferred revenue	226,720	(1,712,159)
Other current liabilities	(1,822,330)	1,315,502
Deferred rent	1,289,451	(431,211)
Other long term liabilities	334,483	252,597
Payments received on note receivable from employees	—	25,000
Net cash used in operating activities	$(46,240,840)	$(34,930,795)
Investing activities
Purchase of short-term investments	(61,855,984)	—
Proceeds from sales and maturities of short-term investments	22,710,000	—
Purchase of property and equipment	(5,259,831)	(2,530,041)
Purchase of patents	(173,200)	(2,000,000)
Net cash used in investing activities	$(44,579,015)	$(4,530,041)
Financing activities
Issuance of notes payable, net of issuance costs	29,925,000	28,874,504
Restricted cash in connection with notes payable and corporate credit card	50,000	(2,000,000)
Principal payments on notes payable	(30,000,000)	(4,396,323)
Issuance of preferred stock for cash, net of offering costs	—	15,990,891
Proceeds from issuance of common stock	2,017,791	14,687
Deferred initial public offering costs	—	(635,630)
Net cash provided by financing activities	$1,992,791	$37,848,129
Net decrease in cash and cash equivalents	$(88,827,064)	$(1,612,707)
Cash and cash equivalents at beginning of period	$124,385,137	$17,162,730
Cash and cash equivalents at end of period	$35,558,073	$15,550,023
Supplemental disclosures of cash flow information
Interest paid	$2,800,417	$3,666,516
Supplemental schedule of noncash investing and financing activities
Unrealized gain on short-term investments	$18,811	$—
Property and equipment included in accounts payable	$45,910	$32,549
Deferred initial public offering costs included in accounts payable	$—	$1,127,856
Common and preferred stock warrants issued, including incremental value of modification of warrants	$—	$437,268

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

Tandem was originally incorporated in the state of Colorado on January 27, 2006 under the name Phluid, Inc. On January 7, 2008, the Company was reincorporated in the state of Delaware for the purposes of changing its legal name from Phluid, Inc. to Tandem Diabetes Care, Inc. and changing its state of incorporation from Colorado to Delaware.

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

Voluntary Recall

On January 10, 2014, the Company announced a voluntary recall of select lots of cartridges used with the t:slim that may have been at risk of leaking. The cause of the recall was identified during the Company’s internal product testing. The recall was expanded on January 20, 2014 to include additional lots of affected cartridges used with the t:slim. The Company incurred approximately $1.7 million in direct costs associated with the recall. The Company recorded a cost of sales charge of approximately $1.3 million in the fourth quarter of 2013 and recorded a cost of sales charge for the remainder in the first quarter of 2014 for affected cartridges shipped in 2014. The Company does not currently expect any further direct financial impact of the recall beyond these costs. The total cost of the recall consisted of approximately $0.7 million associated with the return and replacement of affected cartridges in the field and approximately $1.0 million for the write-off of affected cartridges within the Company’s internal inventory.

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

Restricted Cash

Restricted cash as of September 30, 2014 represents a $2.0 million minimum cash balance requirement in connection with the Capital Royalty Term Loan (see Note 6 “Loan Agreements”).

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

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist primarily of cash, cash equivalents, short-term investments and accounts receivable. The Company maintains deposit accounts in federally insured financial institutions in excess of federally insured limits. The Company also maintains investments in money market funds that are not federally insured. Additionally, the Company has established guidelines regarding investment instruments and their maturities, which are designed to preserve principal and maintain liquidity.

The following table summarizes customers who accounted for 10% or more of net accounts receivable:

	September 30,	December 31,
	2014	2013
Byram Healthcare	18.5%	N/A
CCS Medical, Inc.	13.8%	21.4%
Edgepark Medical Supplies, Inc.	13.5%	13.1%

The following table summarizes customers who accounted for 10% or more of sales for the periods presented:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2014	2013	2014	2013
Edgepark Medical Supplies, Inc.	14.6%	17.2%	15.6%	17.1%
Byram Healthcare	14.3%	N/A	N/A	N/A
CCS Medical, Inc.	10.9%	15.8%	13.8%	11.6%

Fair Value of Financial Instruments

The carrying amounts of cash and cash equivalents, accounts receivable, accounts payable, accrued expense, and employee-related liabilities are reasonable estimates of their fair value because of the short-term nature of these items. Short-term investments are carried at fair value. Based on the borrowing rates currently available for loans with similar terms, the Company believes that the fair value of its long-term debt approximates its carrying value.

Revenue Recognition

Revenue is generated in the United States from the sale of the t:slim Pump, disposable cartridges and infusion sets to individual customers and third-party distributors that resell the product to insulin-dependent diabetes customers. Sales to distributors accounted for 72% and 71% of our total sales for the nine months ended September 30, 2014 and 2013, respectively. The Company is paid directly by customers who use the products, distributors and third-party insurance payors.

Revenue is recognized when persuasive evidence of an arrangement exists, delivery has occurred and title passed, the price is fixed or determinable, and collectability is reasonably assured. These criteria are applied as follows:

—	The evidence of an arrangement generally consists of contractual arrangements with distributors, third-party insurance payors or direct customers.

—	Transfer of title and risk and rewards of ownership are passed upon shipment of the pump to distributors or upon delivery to the customer.

—

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

—	The Company considers the overall creditworthiness and payment history of the distributor, customer and the contracted insurance payor in concluding whether collectability is reasonably assured.

Prior to the first quarter of 2013, t:slim Pump sales were recorded as deferred revenue until the Company’s 30-day right of return expired because the Company did not have sufficient sales history to be able to reasonably estimate returns. At December 31, 2012, $1.9 million was recorded as deferred revenue. Beginning in the first quarter of 2013, the Company began recognizing t:slim Pump revenue when all the revenue recognition criteria above are met, as it established sufficient history in order to reasonably estimate product returns. As a result of this change, a one-time adjustment was recorded during the nine month period ended September 30, 2013, to recognize previously deferred revenue and cost of sales of $1.9 million and $1.1 million, respectively.

Revenue Recognition for Arrangements with Multiple Deliverables

The Company considers the deliverables in its product offering as separate units of accounting and recognizes deliverables as revenue upon delivery only if (i) the deliverable has standalone value and (ii) if the arrangement includes a general right of return relative to the delivered item(s), delivery or performance of the undelivered item(s) is probable and substantially controlled by the Company. The Company allocates consideration to the separate units of accounting, unless the undelivered elements were deemed perfunctory and inconsequential. The Company uses the relative selling price method, in which allocation of consideration is based on vendor-specific objective evidence (“VSOE”) if available, third-party evidence (“TPE”), or if VSOE and TPE are not available, management’s best estimate of a standalone selling price (“ESP”) for the undelivered elements.

In February 2013, the FDA cleared t:connect, the Company’s cloud-based data management application, which is made available upon purchase by t:slim Pump customers. This service is deemed an undelivered element at the time of the t:slim sale. Because the Company has neither VSOE nor TPE for this deliverable, the allocation of revenue is based on the Company’s ESP. The Company establishes its ESP based on estimated cost to provide such services, including consideration of a reasonable profit margin that is corroborated by comparable market data. The Company allocates fair value based on management’s ESP to this element at the time of sale and recognizes the revenue over the four-year hosting period. Deferred revenue for the t:connect hosting services was $0.5 million and $0.2 million at September 30, 2014 and December 31, 2013, respectively. All other undelivered elements at the time of sale are deemed inconsequential or perfunctory.

Product Returns

The Company offers a 30-day right of return for its t:slim Pump customers from the date of shipment, provided a physician’s confirmation of the medical reason for the return is received. Estimated allowances for sales returns are based on historical returned quantities as compared to t:slim Pump shipments in the same period. The return rate is then applied to the sales of the period to establish a reserve at the end of the period. The return rates used in the reserve are adjusted for known or expected changes in the marketplace when appropriate. The allowance for product returns at September 30, 2014 and December 31, 2013 was $0.2 million, which was included in accounts receivable on the Company’s condensed balance sheets. Actual product returns have not differed materially from estimated amounts reserved.

Warranty Reserve

The Company generally provides a four-year warranty on its t:slim Pump to end user customers and may replace any pumps that do not function in accordance with the product specifications. Pumps returned to the Company may be refurbished and redeployed. Additionally, the Company offers a six-month warranty on t:slim cartridges and infusion sets. Estimated warranty costs are recorded at the time of shipment. Warranty costs are estimated based on the current product cost considering a mix of new and refurbished costs for the pump, actual experience and expected failure rates from test studies performed in conjunction with the clearance of the Company’s product with the FDA to support the longevity and reliability of its t:slim Pump. The Company evaluates the reserve quarterly and makes adjustments when appropriate. At September 30, 2014 and December 31, 2013, the warranty reserve was $1.3 million and $1.1 million, respectively. Of the $1.1 million warranty reserve at December 31, 2013, $0.3 million was related to potential replacements associated with the voluntary product recall of selected lots of cartridges. The estimated reserve has been fully utilized and the Company does not expect further replacements related to this recall. As such, there was no warranty reserve at September 30, 2014 for such potential replacements. Actual warranty costs have not differed materially from estimated amounts reserved.

The following table provides a reconciliation of the change in product warranty liabilities through September 30, 2014 (in thousands):

Balance at December 31, 2013	$1,123
Provision for warranties issued during the period	2,301
Settlements made during the period	(2,114)
Balance at September 30, 2014	$1,310

Current portion recorded in other current liabilities	$360
Non-current portion recorded in other long-term liabilities	950
Total	$1,310

Stock-Based Compensation

The Company estimates the fair value of stock options and shares issued to employees under the Employee Stock Purchase Plan (“ESPP”) using a Black-Scholes option-pricing model on the date of grant. The Black-Scholes option-pricing model requires the use of subjective assumptions including volatility, expected term, risk-free rate, and the fair value of the underlying common stock. For awards that vest based on service conditions, the Company recognizes expense using the straight-line method less estimated forfeitures. Prior to the Company’s initial public offering, the estimated fair value of these awards was determined at the date of grant based upon the estimated fair value of the Company’s common stock. Subsequent to the Company’s initial public offering, the fair value of the common stock is based on observable market prices. As of September 30, 2014, there were no outstanding equity awards with market or performance conditions.

The Company also records the expense for stock option grants to non-employees based on the estimated fair value of the stock option using the Black-Scholes option-pricing model. The fair value of non-employee awards is remeasured at each reporting period as the underlying awards vest unless the instruments are fully vested, immediately exercisable and nonforfeitable on the date of grant.

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

Prior to the warrants being converted to an equity instrument, the warrants were recorded at fair value using either the Black-Scholes option pricing model or a binomial lattice model, depending on the characteristics of the warrants at the time of the valuation. The fair value of these warrants was remeasured at each financial reporting period with any changes in fair value being recognized as a component of other income (expense) in the accompanying statements of operations and comprehensive loss. For the three and nine months ended September 30, 2013, income of $0.3 million and expense of $3.0 million were recorded as other income and expense from the revaluations, respectively. In connection with the completion of the initial public offering in November 2013, the Company performed the final remeasurement of the warrant liability.

Net Loss Per Share

Basic net loss per share is calculated by dividing the net loss by the weighted average number of common shares that were outstanding for the period, without consideration for common stock equivalents. Diluted net loss per share is calculated by dividing the net loss by the sum of the weighted-average number of dilutive common share equivalents outstanding for the period determined using the treasury stock method. Dilutive common share equivalents are comprised of convertible preferred stock, preferred stock warrants, common stock warrants, potential ESPP shares, restricted common stock and options outstanding under the Company’s equity incentive plans. Applicable accounting guidance provides that a contract that is reported as an asset or liability for accounting purposes may require an adjustment to the numerator of the diluted earnings per share calculation for any changes in income or loss that would result if the contract had been reported as an equity instrument during the period. Securities are assumed to be converted at the beginning of the period, and the resulting common shares are included in the denominator of the diluted earnings per share calculation for the entire period presented. For all periods presented, there is no difference in the number of shares used to calculate basic and diluted shares outstanding due to the Company’s net loss position.

Potentially dilutive securities not included in the calculation of diluted net loss per share (because inclusion would be anti-dilutive) are as follows (in common stock equivalent shares):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2014	2013	2014	2013
Convertible preferred stock outstanding	—	13,148,484	—	12,314,967
Warrants for convertible preferred stock	—	1,426,704	—	1,426,704
Warrants for common stock	1,006,577	271,834	1,006,577	256,898
Common stock options	2,292,897	1,716,845	2,279,347	967,857
ESPP	139,145	—	139,145	—
Restricted common stock subject to repurchase	—	58,555	—	55,633
	3,438,619	16,622,422	3,425,069	15,022,059

Recent Accounting Pronouncements

In August 2014, the Financial Accounting Standards Board (“FASB”) issued an accounting standards update, which requires management of public and private companies to evaluate whether there are conditions and events that raise substantial doubt about the entity’s ability to continue as a going concern within one year after the financial statements are issued (or available to be issued when applicable) and, if so, disclose that fact. Management will be required to make this evaluation for both annual and interim reporting periods, if applicable. Management is also required to evaluate and disclose whether its plans alleviate that doubt. The standard is effective for annual periods ending after December 15, 2016 and interim periods within annual periods beginning after December 15, 2016. Early adoption is permitted for annual or interim reporting periods for which the financial statements have not previously been issued. The Company does not believe the adoption of this standard will have a material impact on its financial position, results of operations or related financial statement disclosures.

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

3. Short-Term Investments

The Company invests excess cash in investment securities, principally debt instruments of financial institutions, government sponsored enterprise securities and corporations with strong credit ratings. The following represents a summary of the estimated fair value of short-term investments at September 30, 2014 and December 31, 2013 (in thousands):

At September 30, 2014	Maturity (in years)	Amortized Cost	Unrealized Gain	Unrealized Loss	Estimated Fair Value
Commercial paper	Less than 1	$40,769	$19	$—	$40,788
Government-sponsored enterprise securities	1 to 2	3,505	—	—	3,505
Trading securities — mutual funds held for nonqualified deferred compensation plan participants		26	—	—	26
Total		$44,300	$19	$—	$44,319

At December 31, 2013	Maturity (in years)	Amortized Cost	Unrealized Gain	Unrealized Loss	Estimated Fair Value
Commercial paper	Less than 1	$5,095	$—	$—	$5,095
Total		$5,095	$—	$—	$5,095

4. Inventory

Inventories, stated at the lower of cost or market, consisted of the following (in thousands):

	September 30,	December 31,
	2014	2013
Raw materials	$6,098	$6,363
Work in process	3,832	2,169
Finished goods	2,191	3,535
	12,121	12,067
Less reserve	(229)	(1,737)
Total	$11,892	$10,330

The inventory reserve at December 31, 2013 included $0.9 million associated with the Company’s voluntary product recall. There was no reserve associated with the product recall at September 30, 2014.

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

The following table presents information about the Company’s financial assets and liabilities measured at fair value on a recurring basis as of September 30, 2014 and December 31, 2013, and indicates the fair value hierarchy of the valuation techniques utilized by the Company to determine such fair value (in thousands):

		Fair Value Measurements at
	September 30,	September 30, 2014
	2014	Level 1	Level 2	Level 3
Assets
Cash equivalents (1)	$31,801	$31,801	$—	$—
Restricted cash	2,000	2,000	—	—
Commercial paper	40,788	—	40,788	—
Mutual funds held for nonqualified deferred compensation plan participants (2)	26	26	—	—
Government-sponsored enterprise securities	3,505	3,505	—	—
Total assets	$78,120	$37,332	$40,788	$—

Liabilities
Deferred compensation (2)	$26	$26	$—	$—
Total liabilities	$26	$26	$—	$—

(1)	Cash equivalents included money market funds and commercial paper with a maturity of three months or less from the date of purchase.

(2)

Deferred compensation plans are compensation plans directed by the Company and structured as a Rabbi Trust for certain executives and non-employee directors.  The investment assets of the Rabbi Trust are valued using quoted market prices multiplied by the number of shares held in each trust account. The related deferred compensation liability represents the fair value of the investment assets.

		Fair Value Measurements at
	December 31,	December 31, 2013
	2013	Level 1	Level 2	Level 3
Assets
Money market funds	$115,112	$115,112	$—	$—
Restricted cash	2,050	2,050	—	—
Commercial paper	5,095	—	5,095	—
Total assets	$122,257	$117,162	$5,095	$—

The Company’s Level 2 financial instruments are valued using market prices on less active markets and model-derived valuations with observable valuation inputs such as interest rates and yield curves. The Company obtains the fair value of Level 2 financial instruments from quoted market prices, calculated prices or quotes from third-party pricing services. The Company validates these prices through independent valuation testing and review of portfolio valuations provided by the Company’s investment managers. There were no transfers between Level 1 and Level 2 securities during the nine months ended September 30, 2014.

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

Silicon Valley Bank Revolving Line of Credit

In January 2013, the Company entered into an amended loan agreement with Silicon Valley Bank, making available a revolving line of credit in an amount up to the lesser of $1.5 million or 75% of eligible accounts receivable, and expiring in January 2015. Interest-only payments at a rate of 6% per annum are payable monthly through the maturity date. Loans drawn under the agreement are secured by eligible accounts receivable and proceeds therefrom. Additionally, the terms of the revolving line of credit contain various affirmative and negative covenants. There were no amounts outstanding under this loan as of September 30, 2014 or December 31, 2013.

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

In connection with the Original Term Loan Agreement, in January 2013, the Company issued warrants to purchase 271,834 shares of the Company’s Common Stock at an exercise price of $0.02 per share. The warrants were immediately exercisable and expire in January 2023. Because the exercise price of these warrants is nominal, the Company used the fair value of the common stock of $1.61 at December 31, 2012 to value these warrants. The Company also paid a $0.4 million financing fee to the Lenders. The warrants’ fair value of approximately $0.4 million and the financing fee of $0.4 million were recorded as a debt discount. Additionally, the Company paid $0.7 million to a third party for sourcing the Capital Royalty Term Loan, which was recorded as debt issuance cost, within other long term assets on the condensed balance sheets. The fees and the value of the warrants are amortized to interest expense over the remaining term using the effective interest method.

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

Certain affirmative and negative covenants were also amended. The principal financial covenants require that the Company attain minimum annual revenues of $30.0 million in 2014, $50.0 million in 2015, $65.0 million in 2016, $80.0 million in 2017 and $95.0 million thereafter. As of September 30, 2014, the Company had already met the minimum annual revenue threshold for 2014.

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

7. Stockholders’ Equity

Shares Reserved for Future Issuance

The following shares of common stock are reserved for future issuance at September 30, 2014:

Common stock warrants outstanding	1,006,577
Stock options issued and outstanding	4,899,528
Authorized for future option grants	2,149,102
Employee stock purchase plan	659,863
8,715,070

The Company issued 106,801 shares of common stock upon the exercise of stock options and warrants during the nine months ended September 30, 2014, and issued 95,007 shares of common stock upon the exercise of stock options and warrants during the year ended December 31, 2013.

In October 2013, the Company adopted the 2013 Employee Stock Purchase Plan (“2013 ESPP”). During the nine months ended September 30, 2014, there were 125,393 shares of common stock purchased under the 2013 ESPP.

Stock-Based Compensation

The assumptions used in the Black-Scholes option-pricing model are as follows:

	Stock Option
	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2014	2013	2014	2013
Risk-free interest rate	1.9%	1.8%	1.9%	1.1%
Expected dividend yield	0.0%	0.0%	0.0%	0.0%
Expected volatility	78.1%	79.4%	78.7%	76.6%
Expected term (in years)	6.1	5.7	6.1	5.6

	ESPP
	Nine Months Ended
	September 30,
	2014	2013
Risk-free interest rate	0.2%	—
Expected dividend yield	0.0%	—
Expected volatility	62.9%	—
Expected term (in years)	1.3	—

There were no ESPP valuations performed during the three months ended September 30, 2014.

The following table summarizes the allocation of stock compensation expense (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2014	2013	2014	2013
Cost of sales	$313	$(9)	$940	$58
Selling, general & administrative	2,979	861	8,798	1,370
Research and development	454	114	1,310	183
Total	$3,746	$966	$11,048	$1,611

The total stock-based compensation capitalized as part of the cost of inventory was $0.2 million and $0.3 million at September 30, 2014 and December 31, 2013, respectively.

8. Collaborations

DexCom Development and Commercialization Agreement

In February 2012, the Company entered into a Development and Commercialization Agreement with DexCom, Inc. (the “DexCom Agreement”) for the purpose of collaborating on the development and commercialization of an integrated system which incorporates the t:slim Insulin Delivery System with DexCom’s proprietary continuous glucose monitoring system. Under the DexCom Agreement, the Company paid DexCom $1.0 million in 2012 at the commencement of the collaboration and a $1.0 million milestone payment in July 2014, which related to the Company’s submission of a pre-market approval (“PMA”) application for the t:slim G4, which the Company has previously referenced as t:sensor, to the FDA. The payments were recorded as research and development costs. The Company will make one additional $1.0 million payment upon the achievement of certain milestones. Additionally, the Company will reimburse DexCom up to $1.0 million of its development costs and is solely responsible for its own development costs. As of September 30, 2014, the Company has reimbursed DexCom $0.2 million of its development costs. The Company recognized research and development costs of $32,000 and $78,000 for the nine months ended September 30, 2014 and 2013, respectively. The research and development costs recognized for the three months ended September 30, 2014, and 2013 were not significant.

Upon commercialization of the integrated system, and as compensation for the non-exclusive license rights, the Company will also pay DexCom a royalty of $100 for each integrated system sold.

Juvenile Diabetes Research Foundation Collaboration

In January 2013, the Company entered into a research, development and commercialization agreement (“JDRF Agreement”) with the Juvenile Diabetes Research Foundation (“JDRF”) to develop the t:dual Infusion System, a first-of-its-kind, dual-chamber infusion pump for the management of diabetes. According to the terms of the JDRF Agreement, JDRF will provide research funding of up to $3.0 million based on the achievement of research and development milestones, not to exceed research costs incurred by the Company. The research and development milestones are anticipated to be reached by September 2016. Payments the Company receives to fund the collaboration efforts under the terms of the JDRF Agreement will be recorded as restricted cash and current and long-term liabilities. The liabilities are recognized as an offset of research and development expenses straight-line over the remaining months until anticipated completion of the final milestone, only to the extent that the restricted cash is utilized to fund such development activities.

As of September 30, 2014, milestone payment achievements totaled $0.7 million, and research and development costs were offset cumulatively by $0.3 million. The research and development costs were offset by $37,000 and $146,000 for the three and nine-months ended September 30, 2014, respectively. For the three and nine months ended September 30, 2013, research and development costs were offset by $63,000 and $145,000, respectively. The Company did not have any restricted cash balances related to the JDRF Agreement at September 30, 2014 or December 31, 2013.

9. Commitments and Contingencies

From time to time, the Company may be subject to legal or regulatory proceedings or other matters arising in the ordinary course of business, including proceedings with respect to intellectual property, employment, product liability, and contractual matters. The Company assesses, on a regular basis, the probability of a negative outcome and the range of possible loss based on the developments with respect to these matters. A liability is only recorded in the financial statements if it is believed to be probable that a loss has been incurred and that the amount of the loss can be reasonably estimated. Because of the uncertainties related to the occurrence, amount, and range of loss on any pending proceedings, the Company is currently unable to predict their ultimate outcome, and, with respect to any pending litigation or claim where no liability has been accrued, to make a meaningful estimate of the reasonably possible loss or range of loss that could result from an unfavorable outcome. At September 30, 2014 and December 31, 2013, there were no pending legal or regulatory proceedings for which a negative outcome was considered probable and for which the loss could be reasonably estimated. As a result, no amounts have been accrued with respect to any such proceedings at either date.

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

The FDA cleared t:slim in November 2011. We commenced commercial sales of t:slim in the United States in the third quarter of 2012. We consider the number of units shipped per quarter to be an important metric for managing our business. Since the launch of t:slim, we have shipped approximately 14,400 pumps as of September 30, 2014, broken down by quarter as follows:

	Units Shipped for Each of the Three Month Periods
	2012	2013	2014
March 31	N/A	852	1,723
June 30	9	1,363	2,235
September 30	204	1,851	2,935
December 31	844	2,406	N/A
Total	1,057	6,472	6,893

For the three months ended September 30, 2014 and 2013, our sales were $13.5 million and $7.8 million, respectively. For the three months ended September 30, 2014 and 2013, our net loss was $19.9 million and $13.1 million, respectively.

For the nine months ended September 30, 2014 and 2013, our sales were $31.8 million and $18.8 million, respectively. For the nine months ended September 30, 2014 and 2013, our net loss was $61.1 million and $39.5 million, respectively. Our accumulated deficit as of September 30, 2014 was $230.2 million.

We have derived nearly all of our revenue from the sale of t:slim in the United States and expect to continue to do so until we are able to commercialize our other products that are currently under development, including the t:slim G4™ Insulin Pump System, for which we submitted a PMA application to the FDA during the three months ended September 30, 2014.  We also recently submitted a 510(k) application to the FDA for the t:flex Insulin Pump, which will include the same product platform, technology and user interface as t:slim, but will offer a 480 unit insulin cartridge. A substantial portion of the purchase price of an insulin pump is typically paid for by third-party payors, including private insurance companies, preferred provider organizations and other managed care providers. Future sales of our current and future products will be limited unless our customers can rely on third-party payors to pay for all or part of the associated purchase cost. Access to adequate coverage and reimbursement for our current and future products by third-party payors is essential to the acceptance of our products by customers. In circumstances that we do not have contracts established with third-party payors, to the extent possible we utilize our network of national and regional distributors to service our customers.

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

From inception through September 30, 2014, we have primarily financed our operations through sales of equity securities, and, to a lesser extent, debt financings. We expect to continue to incur net losses for the next several years and may require additional capital through equity financings and debt financings in order to fund our operations to a level of revenues adequate to support our cost structure.

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

Voluntary Recall

On January 10, 2014, we announced a voluntary recall of select lots of cartridges used with the t:slim that may have been at risk of leaking. The cause of the recall was identified during our internal product testing. The recall was expanded on January 20, 2014 to include additional lots of affected cartridges used with the t:slim. We incurred approximately $1.7 million in direct costs associated with the recall. We recorded a cost of sales charge of approximately $1.3 million in the fourth quarter of 2013 and recorded the cost of sales charge for the remainder in the first quarter of 2014 for affected cartridges shipped in the first quarter of 2014. We do not currently expect any further direct financial impact of the recall beyond these costs. The total cost of the recall consisted of approximately $0.7 million associated with the return and replacement of affected cartridges in the field and approximately $1.0 million for the write-off of affected cartridges within our internal inventory.

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

We anticipate our sales will increase as we expand our sales and marketing infrastructure, increase awareness of our products and broaden third party reimbursement for our products. We also expect that our sales will fluctuate on a quarterly basis in the future due to a variety of factors, including seasonality and the impact of the buying patterns of our distributors and other customers. We believe that our sales are subject to seasonal fluctuation due to the impact of annual deductible and coinsurance requirements associated with most medical insurance plans utilized by our individual customers and the individual customers of our distributors. Our sales may also be influenced by the summer vacation period. Accordingly, we have experienced and expect to continue to experience sequential growth of sales in each quarter from the first quarter to the fourth quarter, and we also expect sequential sales from the fourth quarter to the first quarter to be relatively flat or down.

Cost of Sales

We manufacture the t:slim Pump and its disposable cartridge at our manufacturing facility in San Diego, California. Infusion sets and t:slim accessories are manufactured by third-party suppliers. Cost of sales includes raw materials, labor costs, manufacturing overhead expenses, product training costs and reserves for expected warranty costs, scrap and inventory obsolescence. Due to our relatively low production volumes compared to our potential capacity to produce our products, manufacturing overhead expenses are a significant portion of our per unit costs. These expenses include quality assurance, manufacturing engineering, material procurement, inventory control, facilities, equipment, information technology and operations supervision and management.

We expect our overall gross margin, which is calculated as sales less cost of sales for a given period divided by sales, to fluctuate in future periods as a result of the changing percentage of products sold to distributors versus directly to individual customers, varying levels of reimbursement among third-party payors, changing mix of products sold with different gross margins, and changes in our manufacturing processes, costs or manufacturing output. Manufacturing inefficiencies will also impact our gross margins, which we may experience as we attempt to manufacture our products on a larger scale, change our manufacturing capacity or output, and expand our manufacturing facilities. Any new products that we sell in the future may also change our gross margins.

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

Other Income and Expense

Our other income and expense primarily consists of interest expense and amortization of debt discount and debt issuance costs associated with term loan agreements. At September 30, 2014, there was $30.0 million of outstanding principal under our Amended and Restated Term Loan Agreement with the Lenders, which accrues interest at a rate of 11.5% per annum. In previous years, other income and expense also included interest expense and amortization of debt discount associated with convertible notes payable and the change in the fair value of outstanding common and preferred stock warrants for which the final revaluation was performed in connection with our initial public offering in the fourth quarter of 2013.

Results of Operations

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(in thousands, except percentages)	2014	2013	2014	2013
Sales	$13,514	$7,776	$31,834	$18,762
Cost of sales	9,117	5,243	23,121	13,783
Gross profit	4,397	2,533	8,713	4,979
Gross margin	33%	33%	27%	27%
Operating expenses:
Selling, general and administrative	18,895	12,009	55,004	30,217
Research and development	4,508	2,652	11,870	7,733
Total operating expenses	23,403	14,661	66,874	37,950
Operating loss	(19,006)	(12,128)	(58,161)	(32,971)
Other income (expense), net:
Interest and other income	30	—	79	1
Interest and other expense	(923)	(1,206)	(2,976)	(3,543)
Change in fair value of stock warrants	—	273	—	(3,012)
Total other expense, net	(893)	(933)	(2,897)	(6,554)
Net loss	$(19,899)	$(13,061)	$(61,058)	$(39,525)

Comparison of the Three Months Ended September 30, 2014 and 2013

Sales. We began selling our products in the third quarter of 2012. Sales for the three months ended September 30, 2014 were $13.5 million, representing an increase of 74% compared to $7.8 million for the same period in 2013. For the three months ended September 30, 2014 and 2013, sales from the t:slim Pump accounted for 86% and 89% of sales, respectively, while pump-related supplies primarily accounted for the remainder of our sales during those periods. Sales of accessories were not material in either of the reported periods.

The increase in t:slim Pump sales during the three months ended September 30, 2014 compared to the same period in 2013 was primarily attributable to the increase in the size of our sales force. The commercialization of the t:slim Pump and pump-related supplies and accessories initially involved a sales force of limited size. At September 30, 2013, we operated with 36 sales territories. During 2014, we further expanded the sales territories from 36 at the end of 2013 to 60 at the end of the third quarter of 2014. During the expansion of the sales territories in 2014, we believe our sales force experienced some initial disruption in their individual productivity as territories were realigned and responsibilities adjusted.

Sales to distributors accounted for 76% and 70% of our total sales for the three months ended September 30, 2014 and 2013, respectively. The mix of sales to distributors versus direct customers is driven by whether or not we have a contracted arrangement with the underlying third-party insurance payor. The increase in the percentage of our sales to distributors is primarily attributable to new exclusive arrangements between certain insurance payors and certain of our distributors that became effective during the third quarter of 2014. As a result of these new arrangements, a portion of our business has transitioned from a direct sale opportunity to a distributor sale. We did not have a direct billing contract with one of these payors. The new arrangement has afforded its members easier access to our products as an in-network benefit and it also provided access to our products for a large portion of members who were previously unable to obtain coverage for our products.

Cost of Sales and Gross Profit. Our cost of sales for the three months ended September 30, 2014 was $9.1 million, representing an increase of 74% compared to $5.2 million for the same period in 2013. Gross profit for the three months ended September 30, 2014 was $4.4 million and gross margin was 33%, compared to gross profit of $2.5 million and gross margin of 33% for the same period in 2013.

Our gross margin for the three months ended September 30, 2014 was comparable to gross margin in the same period of 2013.  Our margins were positively affected by increased sales volumes, offset by an increase in manufacturing overhead costs of our products. We continue to increase our manufacturing operations and costs as we address increasing production volume requirements. Our manufacturing overhead costs have and will continue to be a significant component of the cost of our products, and as a result have, and may continue to impact, our gross margins as we attempt to manufacture our products on a larger scale, change our manufacturing processes, capacity or output, implement additional automated manufacturing equipment and expand our manufacturing facilities.

Also impacting the gross margin in the third quarter of 2014 as compared to the third quarter of 2013 were the varying levels of reimbursement among a changing mix of third-party payors, as well as an increase in sales of pump-related supplies. Our gross margin on the sales of the t:slim Pump was higher than pump-related supplies for the quarters ended September 30, 2014 and 2013, and is expected to remain higher in the future. These and other factors, such as the percentage of products sold to distributors versus directly to individual customers, and the gross margin associated with any new products that we sell in the future, will continue to impact our future gross margins.

Selling, General and Administrative Expenses. SG&A expenses increased 57% to $18.9 million for the three months ended September 30, 2014 from $12.0 million for the same period of 2013. The increase in SG&A expenses for the three months ended September 30, 2014 was primarily associated with the continued expansion of our commercial operations. At September 30, 2014, our headcount for sales, general and administrative functions increased by 46% compared to September 30, 2013. This includes an expansion to 60 sales territories by the end of the third quarter of 2014 from 36 at the end of the third quarter of 2013, as well as the growth of the administrative infrastructure to support the growing operations. A territory is maintained by sales representatives, field clinical specialists, managed care liaisons, additional sales management and other customer support personnel. Employee-related expenses for our sales, general and administrative functions comprise the majority of the SG&A expenses. Such employee-related expenses increased $6.0 million during the three months ended September 30, 2014 compared to the same periods in 2013, including an increase of $2.1 million in stock-based compensation associated with equity awards. SG&A expenses also increased $0.9 million associated with marketing and promotional activities, tradeshows, travel expenses and facility expansion.

Research and Development Expenses. R&D expenses increased 70% to $4.5 million for the three months ended September 30, 2014 from $2.7 million for the same periods of 2013. The increase in R&D expenses consisted primarily of a milestone payment of $1.0 million made to DexCom under the DexCom Agreement related to our submission of a pre-market approval (“PMA”) application for the t:slim G4, which we have previously referenced as t:sensor, to the FDA in July 2014. R&D expense also increased $0.7 million in employee-related expenses. At September 30, 2014, our headcount for research and development functions increased by 13% compared to September 30, 2013.

Other Income and Expense. Other expense for the three months ended September 30, 2014 and 2013 was $0.9 million. Other expense for the third quarter of 2014 was primarily comprised of $0.9 million interest expense associated with the Amended and Restated Term Loan Agreement, which was executed in April 2014.

In comparison, other expense for the third quarter of 2013 was primarily comprised of a $0.3 million decrease in the fair value of the common and preferred stock warrants and $1.2 million interest expense associated with the Original Term Loan Agreement. The decrease in interest expense during the third quarter of 2014 compared to the same period in 2013 is due to the decrease in the interest rate on our outstanding debt from 14% to 11.5% in conjunction with the Amended and Restated Term Loan Agreement.

Comparison of the Nine Months Ended September 30, 2014 and 2013

Sales. Sales for the nine months ended September 30, 2014 were $31.8 million, representing an increase of 70% compared to $18.8 million for the same period in 2013. Sales for the nine months ended September 30, 2013 included a one-time adjustment for recognition of $1.9 million of t:slim Pump sales that were previously deferred in the fourth quarter of 2012 due to our lack of history for estimating product returns at that time. For the nine months ended September 30, 2014 and 2013, sales from the t:slim Pump accounted for  86% and 91% of sales, respectively, while pump-related supplies primarily accounted for the remainder of our sales in each of those periods. Sales of accessories were not material in either of the reported periods. Sales to distributors accounted for 72% and 71% of our total sales for the nine months ended September 30, 2014 and 2013, respectively. The increase in t:slim Pump sales during the nine months ended September 30, 2014 compared to the same period in 2013 was primarily attributable to the increase in the size of our sales force during the relevant periods.

Cost of Sales and Gross Profit. Our cost of sales for the nine months ended September 30, 2014 was $23.1 million, representing an increase of 68% compared to $13.8 million for the same period in 2013. Gross profit for the nine months ended September 30, 2014 was $8.7 million, and gross margin was 27%, compared to gross profit of $5.0 million, and gross margin of 27% for the same period in 2013.

Included in cost of sales for the nine months ended September 30, 2014 were costs of $0.3 million associated with our voluntary product recall of selected lots of cartridges initiated in January 2014. The voluntary recall resulted in a one percentage point reduction in the gross margin for the nine months ended September 30, 2014. Included in cost of sales for the nine months ended September 30, 2013 were costs of $1.1 million that were previously deferred at the end of the fourth quarter of 2012 due to our lack of history for estimating product returns at that time. These costs, along with the previously deferred sales of $1.9 million recognized in the first quarter of 2013, resulted in a two percentage point increase in gross margin of the first nine months of 2013.

Selling, General and Administrative Expenses. SG&A expenses increased 82% to $55.0 million for the nine months ended September 30, 2014 from $30.2 million for the same period of 2013. The increase in SG&A expenses for the nine months ended September 30, 2014 was primarily associated with the continued expansion of our commercial operations. At September 30, 2014, our headcount for sales, general and administrative functions increased by 46% compared to September 30, 2013. Employee-related expenses for our sales, general and administrative functions comprise the majority of the SG&A expenses. Such employee-related expenses increased $19.9 million during the nine months ended September 30, 2014 compared to the same period in 2013, including an increase of $7.4 million in stock-based compensation associated with equity awards. SG&A expenses also increased $4.9 million during the nine months ended September 30, 2014 compared to the same period in 2013, associated with marketing and promotional activities, tradeshows, travel expenses and facility expansion.

Research and Development Expenses. R&D expenses increased 53% to $11.9 million for the nine months ended September 30, 2014 from $7.7 million for the same period of 2013. The increase in R&D expenses consisted primarily of an increase of $2.3 million in employee-related expenses. At September 30, 2014, our headcount for research and development functions increased by 13% compared to September 30, 2013. The increase in R&D expenses also consisted a milestone payment of $1.0 million we made to DexCom under the DexCom Agreement related to our submission of a PMA for the t:Slim G4, which we have previously referenced as t:sensor, to the FDA in July 2014.

Other Income and Expense. Other expense for the nine months ended September 30, 2014 was $2.9 million compared to $6.6 million for the same period in 2013. Other expense for the first nine months of 2014 was primarily comprised of $3.0 million interest expense associated with the Original Term Loan Agreement executed in December 2012 and the Amended and Restated Term Loan Agreement executed in April 2014.

In comparison, other expense for the first nine months of 2013 was primarily comprised of a $3.0 million increase in the fair value of the common and preferred stock warrants and $3.5 million interest expense associated with the Original Term Loan Agreement. The decrease in interest expense during the first nine months of 2014 compared to the same period in 2013 is due to the decrease in the interest rate on our outstanding debt from 14% to 11.5% in conjunction with the Amended and Restated Term Loan Agreement, which was executed in April 2014.

Liquidity and Capital Resources

At September 30, 2014, we had $81.9 million in cash, cash equivalents, restricted cash and short-term investments. We believe that our cash on hand, cash available under our term loan agreement and proceeds from equity activities will be sufficient to satisfy our liquidity requirements for at least the next 18 months. We expect that our sales performance and the resulting operating income or loss, as well as the status of each of our new product development programs, will significantly impact our cash management decisions. We have utilized, and may continue to utilize, debt arrangements with debt providers and financial institutions to finance our operations. Factors such as interest rates and available cash will impact our decision to continue to utilize debt arrangements as a source of cash.

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

The following table shows a summary of our cash flows for the nine months ended September 30, 2014 and 2013:

	Nine Months Ended
	September 30,
(in thousands)	2014	2013
Net cash provided by (used in):
Operating activities	$(46,241)	$(34,931)
Investing activities	(44,579)	(4,530)
Financing activities	1,993	37,848
Total	$(88,827)	$(1,613)

Operating activities. Net cash used in operating activities was $46.2 million for the nine months ended September 30, 2014, compared to $34.9 million for the same period in 2013. The increase in net cash used in operating activities was primarily associated with increased costs related to the continued expansion of commercial operations. Our employee headcount, employee-related expenses and working capital needs, including accounts receivable and inventory, increased significantly as a result of our expansion of commercial operations. Additionally, we made a milestone payment of $1.0 million to DexCom and final payments totaling $2.0 million for licensing fees based on previously disclosed contractual obligations.

Investing activities. Net cash used in investing activities was $44.6 million for the nine months ended September 30, 2014, which was primarily related to the net purchase of $61.9 million in short-term investments and $5.3 million in purchases of property and equipment, offset by proceeds from sales and maturities of short-term investments of $22.7 million. Net cash used in investing activities was $4.5 million for the nine months ended September 30, 2013, which was primarily related to the purchase of $2.5 million in capital equipment, and $2.0 million of patent rights.

Financing activities. Net cash provided by financing activities was $2.0 million for the nine months ended September 30, 2014, which was primarily related to net proceeds from the exercise of outstanding stock options and warrants, as well as an ESPP purchase. Net cash provided in financing activities was $37.8 million in the first nine months of 2013, which was primarily related to net proceeds from issuance of notes payable of $28.9 million, and proceeds from issuance of preferred stock of $16.0 million, offset by principal payments on notes payable of $4.4 million.

Our liquidity position and capital requirements are subject to fluctuation based on a number of factors. For example, our cash inflow and outflow may be impacted by the following:

—	fluctuations in gross margins and operating margins;

—	our ability to generate sales; and

—	fluctuations in working capital.

Our primary short-term capital needs, which are subject to change, include expenditures related to:

—	support of our commercialization efforts related to our current and future products;

—	improvements in our manufacturing capacity and efficiency;

—	growth of our sales, marketing and clinical infrastructure;

—	new research and product development efforts;

—	payment of quarterly interest due under our term debt agreement;

—	the acquisition of equipment and other fixed assets;

—	facilities expansion needs; and

—	potential up-front fees, milestone payments or reimbursement of costs under R&D collaborations and licensing agreements.

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

In April, 2014, we entered into the Amended and Restated Term Loan Agreement with the Lenders and Capital Royalty Partners II (Cayman) L.P. (“CRPC”) under which we may borrow up to $30.0 million. The Amended and Restated Term Loan Agreement amends and restates the Original Term Loan Agreement.

Aggregate borrowings outstanding under the Amended and Restated Term Loan Agreement were $30 million at September 30, 2014. Borrowings under the Amended and Restated Term Loan Agreement were used to refinance amounts outstanding under the Original Term Loan Agreement.

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

Certain affirmative and negative covenants were also amended to provide us with additional flexibility. The principal financial covenants require that we attain minimum annual revenues of $30.0 million in 2014, $50.0 million in 2015, $65.0 million in 2016, $80.0 million in 2017 and $95.0 million thereafter. As of September 30, 2014, we had already met the minimum annual revenue threshold for 2014.

On the same date, we entered into the New Tranche Term Loan Agreement with the Lenders, CRPC and Parallel Investment Opportunities Partners II L.P. under which we may borrow up to an additional $30.0 million on or before March 31, 2015, at the same interest rate and on the same key terms as the Amended and Restated Term Loan Agreement.

Silicon Valley Bank Revolving Line of Credit

In January 2013, we entered into an amended loan agreement with Silicon Valley Bank, making available a revolving line of credit in the amount up to the lesser of $1.5 million or 75% of eligible accounts receivable, and expiring in January 2015. Interest-only payments at a rate of 6% per annum are payable monthly through the maturity date 24 months from the initial borrowing. Loans drawn under the agreement are secured by our eligible accounts receivable and proceeds therefrom. Additionally, the terms of the revolving line of credit contain various affirmative and negative covenants. There were no amounts outstanding under this line of credit as of September 30, 2014 and December 31, 2013. In the event of our breach of the agreement, we may not be allowed to draw amounts under the agreement, and, to the extent we have any amounts outstanding at the time of any breach, we may be required to repay such amounts earlier than anticipated.

Critical Accounting Policies

Our discussion and analysis of our financial condition and results of operations are based on our financial statements, which have been prepared in accordance with U.S. generally accepted accounting principles, or GAAP. The preparation of these financial statements requires management to make estimates and judgments that affect the reported amounts of assets, liabilities and expenses and related disclosure of contingent assets and liabilities. On an ongoing basis, we evaluate these estimates, including those related to revenue recognition, warranty reserve, inventory reserve, capitalized intellectual property, stock-based compensation and warrant liabilities. These estimates are based on historical experience and various other assumptions that we believe to be reasonable under the circumstances, the results of which form the basis for judgments about the carrying values of assets and liabilities and the recognition of revenues and expenses. Actual results may differ from these estimates under different assumptions or conditions. There have been no material changes to our critical accounting policies and estimates from the information provided in Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Critical Accounting Policies Involving Management Estimates and Assumptions,” included in our Annual Report on Form 10-K for the year ended December 31, 2013.

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

The primary objectives of our investment activities are to maintain liquidity and preserve principal while at the same time maximizing the income we receive from our financial instruments without significantly increasing risk. We have established guidelines regarding approved investments and maturities of investments, which are primarily designed to maintain liquidity and preserve principal.

Because of the short-term maturities of our financial instruments, we do not believe that an increase or decrease in interest rates would have any significant impact on the realized value of our investment portfolio. If a 10% change in interest rates were to have occurred on September 30, 2014, this change would not have had a material effect on the fair value of our investment portfolio as of that date.

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

As of September 30, 2014, we carried out an evaluation, under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based on this evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of September 30, 2014.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) during the quarter ended September 30, 2014, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Risks Relating to Our Business and our Industry

We have incurred significant operating losses since inception and cannot assure you that we will achieve profitability.*

Since our inception in January 2006 we have incurred a significant net loss. As of September 30, 2014, we had an accumulated deficit of $230.2 million. To date, we have financed our operations primarily through sales of equity securities, debt financing with Capital Royalty Partners and certain of its affiliates, and sales of our products. We have devoted substantially all of our resources to the research and development of our products, the commercial launch of our products, the development of a sales and marketing team and the assembly of a management team to manage our business.

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

Sales of t:slim may be negatively impacted by many factors, including:

—	problems arising from the expansion of our manufacturing capabilities, or destruction, loss, or temporary shutdown of our manufacturing facility;

—	changes in reimbursement rates or policies relating to t:slim or similar products or technologies by third-party payors;

—	our inability to enter into contracts with third-party payors on a timely basis and on acceptable terms;

—	claims that t:slim, or any component thereof, infringes on patent rights or other intellectual property rights of third-parties;

—	the harm to our reputation or any other associated liability or perceived risks that may arise from our January 2014 recall of cartridges used with the t:slim; and

—	adverse regulatory or legal actions relating to t:slim or similar products or technologies.

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

—

the failure of t:slim to achieve wide acceptance among people with insulin-dependent diabetes, their caregivers, insulin-prescribing healthcare providers, third-party payors and key opinion leaders in the diabetes treatment community;

—	lack of evidence supporting the safety, ease-of-use or other perceived benefits of t:slim over competitive products or other currently available insulin treatment methodologies;

—	perceived risks associated with the use of t:slim or similar products or technologies generally;

—	the introduction of competitive products and the rate of acceptance of those products as compared to t:slim;

—	discounts or other financial incentives that our competitors may offer for competitive products;

—	results of clinical studies relating to t:slim or similar competitive products.

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

We currently have contracts establishing reimbursement for t:slim with 78 national and regional third-party payors in the United States. While we anticipate entering into additional contracts with third-party payors, we cannot guarantee that we will succeed in doing so or that the reimbursement contracts that we are able to negotiate will enable us to sell our products on a profitable basis. In addition, contracts with third-party payors generally can be modified or terminated by the third-party payor without cause and with little or no notice to us. Moreover, compliance with the administrative procedures or requirements of third-party payors may result in delays in processing approvals by those third-party payors for customers to obtain coverage for t:slim. Failure to secure or retain adequate coverage or reimbursement for t:slim and our future products by third-party payors, or delays in processing approvals by those payors, could result in the loss of sales, which could have a material adverse effect on our business, financial condition and operating results.

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

These competitors also enjoy several competitive advantages over us, including:

—	greater financial and human resources for sales and marketing, and product development;

—	established relationships with healthcare providers and third-party payors;

—	established reputation and name recognition among healthcare providers and other key opinion leaders in the diabetes industry;

—	in some cases, an established base of long-time customers;

—	products supported by long-term clinical data;

—	larger and more established distribution networks;

—	greater ability to cross-sell products or provide incentives to healthcare providers to use their products; and

—	more experience in conducting research and development, manufacturing, clinical trials, and obtaining regulatory approval or clearance.

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

Our sales and marketing efforts are dependent on independent distributors who are free to market products that compete with t:slim. If we are unable to maintain or expand our network of independent distributors, our sales may be negatively affected.*

For the nine months ended September 30, 2014, approximately 72% of our sales were generated through 35 independent distributors. While we expect that the percentage of our sales generated from independent distributors will decrease over time as we enter into contracts with additional third party payors, we believe that a meaningful percentage of our sales will continue to be generated by independent distributors for the foreseeable future and it is possible that the percentage of our sales generated from independent distributors could increase in the near term. None of our independent distributors has been required to sell our products exclusively and each of them may freely sell the products of our competitors. Our distributor agreements generally have one year initial terms with automatic one-year renewal terms, and are terminable in connection with a party’s material breach.

Some of our independent distributors account for a significant portion of our sales volume. For the nine months ended September 30, 2014, our two largest independent distributors comprised approximately 30% of our sales. If any of our key independent distributors were to cease to distribute our products, our sales could be adversely affected. In such a situation, we may need to seek alternative independent distributors or increase our reliance on our other independent distributors or our direct sales representatives, which may not prevent our sales from being adversely affected. Additionally, to the extent that we enter into additional arrangements with independent distributors to perform sales, marketing, or distribution services, the terms of the arrangements could cause our product margins to be lower than if we directly marketed and sold our products.

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

We commenced operations in 2006 and began commercializing t:slim in the third quarter of 2012. Accordingly, we have a limited operating history upon which to evaluate our business and forecast our future sales and operating results. In assessing our business prospects, you should consider the various risks and difficulties frequently encountered by companies early in their commercialization in competitive and rapidly evolving markets, particularly companies that develop and sell medical devices. These risks include our ability to:

—	implement and execute our business strategy;

—	expand and improve the productivity of our sales and marketing infrastructure to grow sales of our existing and proposed products;

—	increase awareness of our brand and build loyalty among people with insulin-dependent diabetes, their caregivers and healthcare providers;

—	manage expanding operations;

—

expand our manufacturing capabilities, including increasing production of current products efficiently while maintaining quality standards and adapting our manufacturing facilities to the production of new products;

—	respond effectively to competitive pressures and developments;

—	enhance our existing products and develop proposed products;

—	obtain and maintain regulatory clearance or approval to commercialize proposed products and enhance our existing products;

—	perform clinical trials with respect to our existing products and proposed products; and

—	attract, retain and motivate qualified personnel in various areas of our business.

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

Our business strategy depends on our ability to manufacture our current and proposed products in sufficient quantities and on a timely basis so as to meet consumer demand, while adhering to product quality standards, complying with regulatory requirements and managing manufacturing costs. We are subject to numerous risks relating to our manufacturing capabilities, including:

—	quality or reliability defects in product components that we source from third party suppliers;

—	our inability to secure product components in a timely manner, in sufficient quantities or on commercially reasonable terms;

—	our failure to increase production of products to meet demand;

—	the challenge of implementing and maintaining acceptable quality systems while experiencing rapid growth;

—	our inability to modify production lines to enable us to efficiently produce future products or implement changes in current products in response to regulatory requirements;

—	difficulty identifying and qualifying alternative suppliers for components in a timely manner; and

—	potential damage to or destruction of our manufacturing equipment or manufacturing facility.

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

—

identify the product features that people with insulin-dependent diabetes, their caregivers and healthcare providers are seeking in an insulin pump and successfully incorporate those features into our products;

—	develop and introduce proposed products in sufficient quantities and in a timely manner;

—	offer products at a price that is competitive with other products then available;

—	adequately protect our intellectual property and avoid infringing upon the intellectual property rights of third-parties;

—	demonstrate the safety and efficacy of proposed products; and

—	obtain the necessary regulatory approvals for proposed products.

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

From time to time, we may consider opportunities to acquire other products or technologies that may enhance our product platform or technology, expand the breadth of our markets or customer base, or advance our business strategies. Potential acquisitions involve numerous risks, including:

—	problems assimilating the acquired products or technologies;

—	issues maintaining uniform standards, procedures, controls and policies;

—	unanticipated costs associated with acquisitions;

—	diversion of management’s attention from our existing business;

—	risks associated with entering new markets in which we have limited or no experience; and

—	increased legal and accounting costs relating to the acquisitions or compliance with regulatory matters.

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

Our future capital needs are uncertain and we may need to raise additional funds in the future, and these funds may not be available on acceptable terms or at all.*

At September 30, 2014, we had $81.9 million in cash, cash equivalents and short term investments. We believe that our cash on hand, cash available under our term loan agreement and proceeds from the exercise of warrants and options will be sufficient to satisfy our liquidity requirements for at least the next 18 months. However, the continued growth of our business, including the expansion of our sales and marketing infrastructure, research and development activities, and manufacturing capabilities, will significantly increase our expenses. In addition, the amount of our future product sales is difficult to predict, especially in light of the recent commercialization of t:slim, and actual sales may not be in line with our forecasts. As a result, we may be required to seek additional funds in the future. Our future capital requirements will depend on many factors, including:

—	the revenue generated by sales of t:slim and any other future products that we may develop and commercialize;

—	the costs associated with expanding our sales and marketing infrastructure;

—	the expenses we incur in maintaining our manufacturing facility and adding further manufacturing equipment and capacity;

—	the cost associated with developing and commercializing our proposed products or technologies;

—	the cost of obtaining and maintaining regulatory clearance or approval for our current or future products;

—	the cost of ongoing compliance with regulatory requirements;

—	expenses we incur in connection with potential litigation or governmental investigations;

—	anticipated or unanticipated capital expenditures; and

—	unanticipated general and administrative expenses.

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

We began commercial sales of t:slim in the third quarter of 2012. Although we have a very limited operating history, there has been and there may continue to be meaningful variability in our operating results among quarters, as well as within each quarter. Our operating results, and the variability of these operating results, will be affected by numerous factors, including:

—	our ability to increase sales of t:slim and to commercialize and sell our future products, and the number of our products sold in each quarter;

—	acceptance of our products by people with insulin-dependent diabetes, their caregivers, healthcare providers and third-party payors;

—	the pricing of our products and competitive products, and the effect of third-party coverage and reimbursement policies;

—	our ability to establish and grow an effective sales and marketing infrastructure;

—	the amount of, and the timing of the payment for, insurance deductibles required to be paid by our customers and potential customers under their existing insurance plans;

—	interruption in the manufacturing or distribution of our products;

—	our ability to manufacture products that meet quality and reliability requirements;

—	seasonality and other factors affecting the timing of purchases of our products;

—	timing of new product offerings, acquisitions, licenses or other significant events by us or our competitors;

—	results of clinical research and trials on our existing and future products;

—	the ability of our suppliers to timely provide us with an adequate supply of components that meet our requirements;

—	regulatory clearance or approvals affecting our products or those of our competitors; and

—	the timing of revenue recognition associated with our product sales pursuant to applicable accounting standards.

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

Risks Related to our Intellectual Property and Potential Litigation

Our ability to protect our intellectual property and proprietary technology is uncertain.*

We rely primarily on patent, trademark and trade secret laws, as well as confidentiality and non-disclosure agreements, to protect our proprietary technologies. As of September 30, 2014, our patent portfolio consisted of approximately 31 issued U.S. patents and 53 pending U.S. patent applications. Of these, our issued U.S. patents expire between approximately 2021 and 2031. We are also seeking patent protection for our proprietary technology in other countries throughout the world. We also have nine pending U.S. trademark applications and 11 pending foreign trademark applications, as well as 13 trademark registrations, including four U.S. trademark registrations and nine foreign trademark registrations.

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

The medical device industry is characterized by patent litigation, and from time to time we may be subject to litigation that could be costly, result in the diversion of management’s time and efforts, or require us to pay damages.*

Our success will depend in part on not infringing the patents or violating the other proprietary rights of third-parties. Significant litigation regarding patent rights exists in our industry. Our competitors in both the United States and abroad, many of which have substantially greater resources and have made substantial investments in competing technologies, may have applied for or obtained or may in the future apply for and obtain, patents that will prevent, limit or otherwise interfere with our ability to make and sell our products. The large number of patents, the rapid rate of new patent issuances, and the complexities of the technology involved increase the risk of patent litigation.

From time to time we receive communications from third parties alleging our infringement of their intellectual property rights. Any intellectual property dispute or litigation could force us to do one or more of the following:

—	stop selling our products or using technology that contains the allegedly infringing intellectual property;

—	incur significant legal expenses;

—	pay substantial damages to the party whose intellectual property rights we are allegedly infringing;

—	redesign those products that contain the allegedly infringing intellectual property; or

—	attempt to obtain a license to the relevant intellectual property from third-parties, which may not be available on reasonable terms or at all.

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

The medical device industry is regulated extensively by governmental authorities, principally the FDA and corresponding state regulatory agencies. The regulations are very complex and are subject to rapid change and varying interpretations. Regulatory restrictions or changes could limit our ability to carry on or expand our operations or result in higher than anticipated costs or lower than anticipated sales. The FDA and other U.S. governmental agencies regulate numerous elements of our business, including:

—	product design and development;

—	pre-clinical and clinical testing and trials;

—	product safety;

—	establishment registration and product listing;

—	labeling and storage;

—	marketing, manufacturing, sales and distribution;

—	pre-market clearance or approval;

—	servicing and post-market surveillance;

—	advertising and promotion; and

—	recalls and field safety corrective actions.

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

The FDA can delay, limit or deny clearance or approval of a device for many reasons, including:

—	we may not be able to demonstrate that our products are safe and effective for their intended users;

—	the data from our clinical trials may be insufficient to support clearance or approval; and

—	the manufacturing process or facilities we use may not meet applicable requirements.

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

A recall of our products, or the discovery of serious safety issues with our products, could have a significant negative impact on us.*

The FDA has the authority to require the recall of commercialized products in the event of material deficiencies or defects in design or manufacture or in the event that a product poses an unacceptable risk to health. Manufacturers may, under their own initiative, recall a product if any material deficiency in a device is found. A government-mandated or voluntary recall by us, one of our distributors or any of our other third party suppliers could occur as a result of an unacceptable risk to health, component failures, manufacturing errors, design or labeling defects or other deficiencies and issues. Recalls of any products that we distribute would divert managerial and financial resources and have an adverse effect on our reputation, financial condition and operating results, which could impair our ability to produce our products in a cost-effective and timely manner.

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

Any adverse event involving any products that we distribute could result in future voluntary corrective actions, such as recalls or customer notifications, or regulatory agency action, which could include inspection, mandatory recall or other enforcement action. Any corrective action, whether voluntary or involuntary, will require the dedication of our time and capital, distract management from operating our business and may harm our reputation and financial results.

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

—

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

—

federal false claims laws which prohibit, among other things, individuals or entities from knowingly presenting, or causing to be presented, claims for payment from Medicare, Medicaid, or other third-party payors that are false or fraudulent;

—	the federal HIPAA of 1996, which created federal criminal laws that prohibit executing a scheme to defraud any healthcare benefit program or making false statements relating to healthcare matters;

—	the Federal Trade Commission Act and similar laws regulating advertisement and consumer protections; and

—

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

Federal and state governments in the United States have recently enacted legislation to overhaul the nation’s healthcare system. While the goal of healthcare reform is to expand coverage to more individuals, it also involves increased government price controls, additional regulatory mandates and other measures designed to constrain medical costs. The PPACA substantially changes the way healthcare is financed by both governmental and private insurers, encourages improvements in the quality of healthcare items and services and significantly impacts the medical device industries. Among other things, the PPACA:

—	establishes a new Patient-Centered Outcomes Research Institute to oversee, identify priorities in and conduct comparative clinical effectiveness research;

—

implements payment system reforms including a national pilot program on payment bundling to encourage hospitals, physicians and other providers to improve the coordination, quality and efficiency of certain healthcare services through bundled payment models; and

—	creates an independent payment advisory board that will submit recommendations to reduce Medicare spending if projected Medicare spending exceeds a specified growth rate.

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

Risks Related to our Common Stock

Because of their significant stock ownership, certain of our executive officers, directors and principal stockholders will be able to exert control over us and our significant corporate decisions.*

Based on an aggregate of 23,491,770 shares of our common stock outstanding as of September 30, 2014, our executive officers and directors, and their affiliates owned, in the aggregate, over 50% of the voting power of our outstanding common stock. These persons, acting together, will have the ability to significantly influence or determine the outcome of all matters submitted to our stockholders for approval, including the election and removal of directors and any merger, consolidation, or sale of all or substantially all of our assets.

The interests of the aforementioned stockholders might not coincide with the interests of the other holders of our capital stock. This concentration of ownership may reduce the value of our common stock by, among other things:

—	delaying, deferring or preventing a change in control of our company;

—	impeding a merger, consolidation, takeover or other business combination involving our company; or

—	causing us to enter into transactions or agreements that are not in the best interests of all stockholders.

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

—

authorize the issuance of preferred stock with powers, preferences and rights that may be senior to our common stock, which can be created and issued by the board of directors without prior stockholder approval;

—	provide for the adoption of a staggered board of directors whereby the board is divided into three classes each of which has a different three-year term;

—	provide that the number of directors shall be fixed by the board;

—	prohibit our stockholders from filling board vacancies;

—	provide for the removal of a director only with cause and then by the affirmative vote of the holders of a majority of the outstanding shares;

—	prohibit stockholders from calling special stockholder meetings;

—	prohibit stockholders from acting by written consent without holding a meeting of stockholders;

—	require the vote of at least two-thirds of the outstanding shares to approve amendments to the certificate of incorporation or bylaws; and

—	require advance written notice of stockholder proposals and director nominations.

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

We are an “emerging growth company,” as defined in the Jumpstart our Business Startups Act of 2012, or the JOBS Act, and we intend to take advantage of certain exemptions from various reporting requirements that apply to other public companies that are not “emerging growth companies.” These exemptions include the following:

—	not being required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act;

—	less extensive disclosure obligations regarding executive compensation in our periodic reports and proxy statements; and

—	exemptions from the requirements to hold a nonbinding advisory vote on executive compensation and stockholder approval of any golden parachute payments not previously approved.

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

Prior to our recently completed initial public offering, there was no public market for our common stock. The trading price of our common stock is likely to be volatile for the foreseeable future. Our stock price could be subject to wide fluctuations in response to a variety of factors, including the following:

—	actual or anticipated fluctuations in our quarterly financial and operating results;

—	perceptions about the market acceptance of our products and the recognition of our brand;

—	overall performance of the equity markets;

—	introduction of proposed products, or announcements of significant contracts, licenses or acquisitions, by us or our competitors;

—	legislative, political or regulatory developments;

—	issuance of securities analysts’ reports or recommendations;

—	additions or departures of key personnel;

—	threatened or actual litigation and government investigations;

—	sale of shares of our common stock by us or members of our management; and

—	general economic conditions.

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

Future sales, or the perception of future sales, of shares of our common stock could materially reduce the market price of our common stock.*

Sales of our common stock, or the perception in the market that the holders of a large number of our shares intend to sell such shares, could reduce the market price of our common stock which would impair our ability to raise future capital through the sale of additional equity securities. We had outstanding 23,491,770 shares of common stock as of September 30, 2014, of which approximately 12,127,347 shares are restricted securities that may be sold only in accordance with the resale restrictions under Rule 144 of the Securities Act. In addition, as of September 30, 2014, we had outstanding options to purchase 4,899,528 shares of common stock and warrants to purchase 1,006,577 shares of common stock that, if exercised, will result in these additional shares becoming available for sale. As of September 30, 2014, there are also an aggregate of 2,808,965 shares of our common stock reserved for future grant or issuance under our 2013 Equity Incentive Plan and Employee Stock Purchase Plan.

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

The net proceeds from the offering have been invested in money market funds and highly-liquid, highly-rated securities. We also estimate that we have used approximately $49.4 million to expand and support our sales and marketing infrastructure, approximately $19.5 million to fund research and development activities, and approximately $24.1 million to expand and support our manufacturing capabilities.

We intend to use the remainder of the net proceeds from the IPO for working capital expenditures and other general corporate purposes, including costs and expenses associated with being a public company. The amounts and timing of our actual use of the remaining proceeds will vary depending on numerous factors, including the factors described under the section entitled “Risk Factors” in Part II, Item 1A of this Quarterly Report on Form 10-Q. As a result, management will retain broad discretion over the allocation of the net proceeds from this offering, and investors will be relying on the judgment of our management regarding the application of the net proceeds.

Item 3.	Defaults Upon Senior Securities

None.

Item 4.	Mine Safety Disclosures

Not applicable.

Item 5.	Other Information

None.

Item 6.	Exhibits

Exhibit Footnote	Exhibit Number	Description of Document
(1)	3.1	Amended and Restated Certificate of Incorporation as currently in effect.
(1)	3.2	Amended and Restated Bylaws as currently in effect.
	31.1	Certification of Kim D. Blickenstaff, Chief Executive Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
	31.2	Certification of John Cajigas, Chief Financial Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
*	32.1	Certification of Kim D. Blickenstaff, Chief Executive Officer, pursuant to U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
*	32.2	Certification of John Cajigas, Chief Financial Officer, pursuant to U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
	101.INS	XBRL Instance Document.
	101.SCH	XBRL Taxonomy Extension Schema Document.
	101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.
	101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.
	101.LAB	XBRL Taxonomy Extension Label Linkbase Document.
	101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.

(1)	Filed as an exhibit to the registrant’s Registration Statement on Form S-1 (File No. 333-191601) and incorporated herein by reference.

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

Tandem Diabetes Care, Inc.

Dated: November 6, 2014	By:	/s/ Kim D. Blickenstaff
Kim D. Blickenstaff
President, Chief Executive Officer and Director (on behalf of the registrant and as the registrant’s Principal Executive Officer)

	By:	/s/ John Cajigas
John Cajigas
Chief Financial Officer and Treasurer (on behalf of the registrant and as the registrant’s Principal Financial and Accounting Officer)