Form 10-Q
period 2015-03-31
TANDEM DIABETES CARE INC
filed 2015-04-30
CIK 1438133

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended March 31, 2015

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

Large accelerated filer	☐	Accelerated filer	☒

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No   ☒

As of April 27, 2015, there were 29,801,681 shares of the registrant’s Common Stock outstanding.

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements

TANDEM DIABETES CARE, INC.

CONDENSED BALANCE SHEETS

(In thousands except par values)

	March 31,	December 31,
	2015	2014
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$62,549	$31,176
Restricted cash	2,000	2,000
Short-term investments	53,834	36,106
Accounts receivable, net	5,226	7,652
Inventory, net	13,581	11,913
Prepaid and other current assets	1,960	1,904
Total current assets	139,150	90,751
Property and equipment, net	12,928	12,581
Patents, net	2,355	2,441
Other long term assets	692	691
Total assets	$155,125	$106,464
Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$4,087	$1,949
Accrued expense	2,586	2,920
Employee-related liabilities	8,789	9,722
Deferred revenue	803	840
Other current liabilities	2,505	2,663
Total current liabilities	18,770	18,094
Notes payable—long-term	29,459	29,440
Deferred rent—long-term	2,546	2,700
Other long-term liabilities	2,102	1,658
Total liabilities	52,877	51,892
Commitments and contingencies
Common stock, $0.001 par value; 100,000 shares authorized, 29,780 and 23,655 shares issued and outstanding at March 31, 2015 (unaudited) and December 31, 2014, respectively.	30	24
Additional paid-in capital	372,102	303,255
Accumulated other comprehensive income	39	8
Accumulated deficit	(269,923)	(248,715)
Total stockholders’ equity	102,248	54,572
Total liabilities and stockholders’ equity	$155,125	$106,464

See accompanying notes to unaudited condensed financial statements.

TANDEM DIABETES CARE, INC.

CONDENSED STATEMENTS OF OPERATIONS and comprehensive loss

(Unaudited)

(In thousands, except per share data)

	Three Months Ended March 31,
	2015	2014
Sales	$12,308	$8,065
Cost of sales	9,500	7,199
Gross profit	2,808	866
Operating expenses:
Selling, general and administrative	19,355	18,041
Research and development	3,863	3,663
Total operating expenses	23,218	21,704
Operating loss	(20,410)	(20,838)
Other income (expense), net:
Interest and other income	99	18
Interest and other expense	(897)	(1,142)
Total other income (expense), net	(798)	(1,124)
Net loss	$(21,208)	$(21,962)
Other Comprehensive Loss:
Unrealized gain on short-term investments	$39	$14
Comprehensive loss	$(21,169)	$(21,948)
Net loss per share, basic and diluted	$(0.83)	$(0.96)
Weighted average shares used to compute basic and diluted net loss per share	25,522	22,936

See accompanying notes to unaudited condensed financial statements.

TANDEM DIABETES CARE, INC.

CONDENSED STATEMENTS OF CASH FLOWS

(Unaudited)

(In thousands)

	Three Months Ended March 31,
	2015	2014
Operating activities
Net loss	$(21,208)	$(21,962)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization expense	1,182	921
Interest expense related to amortization of debt discount and debt issuance costs	35	93
Provision for allowance for doubtful accounts	(31)	54
Provision for inventory reserve	—	260
Amortization of premium/discount on short-term investments	(18)	(6)
Stock-based compensation expense	3,773	3,771
Other	(60)	—
Changes in operating assets and liabilities:
Accounts receivable, net	2,457	1,821
Inventory, net	(1,658)	(188)
Prepaid and other current assets	(56)	(118)
Other long term assets	(17)	—
Accounts payable	1,354	(481)
Accrued expense	(260)	(385)
Employee-related liabilities	(933)	699
Deferred revenue	(37)	(29)
Other current liabilities	(160)	(1,276)
Deferred rent	(151)	(67)
Other long term liabilities	366	(67)
Net cash used in operating activities	(15,422)	(16,960)
Investing activities
Purchase of short-term investments	(39,099)	(28,833)
Proceeds from sales and maturities of short-term investments	21,500	—
Purchase of property and equipment	(600)	(1,620)
Purchase of patents	(74)	(173)
Net cash used in investing activities	(18,273)	(30,626)
Financing activities
Proceeds from issuance of preferred stock for cash, net of offering costs	—	27
Proceeds from public offering, net of offering costs	64,851	—
Proceeds from issuance of common stock	217	—
Net cash provided by financing activities	65,068	27
Net increase (decrease) in cash and cash equivalents	31,373	(47,559)
Cash and cash equivalents at beginning of period	31,176	124,385
Cash and cash equivalents at end of period	$62,549	$76,826
Supplemental disclosures of cash flow information
Interest paid	$863	$1,050
Income taxes paid	$18	$88
Supplemental schedule of noncash investing and financing activities
Property and equipment included in accounts payable	$1,638	$149

See accompanying notes to unaudited condensed financial statements.

TANDEM DIABETES CARE, INC.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

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

Basis of Presentation

The Company has prepared the accompanying unaudited condensed financial statements in accordance with accounting principles generally accepted in the United States of America (U.S. GAAP) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and disclosures required by U.S. GAAP for complete financial statements. In the opinion of management, all adjustments which are of a normal and recurring nature, considered necessary for a fair presentation of the financial information contained herein, have been included.

Interim financial results are not necessarily indicative of results anticipated for the full year or any other period(s). These unaudited condensed financial statements should be read in conjunction with the Company’s audited financial statements and footnotes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2014, from which the balance sheet information herein was derived.

Voluntary Recall

On January 10, 2014, the Company announced a voluntary recall of select lots of cartridges used with t:slim that may have been at risk of leaking. The cause of the recall was identified during the Company’s internal product testing. The recall was expanded on January 20, 2014 to include additional lots of affected cartridges used with t:slim. The Company has incurred approximately $1.7 million in direct costs associated with the recall. The Company recorded a cost of sales charge of approximately $1.3 million in the fourth quarter of 2013 and recorded a cost of sales charge for the remainder in the first quarter of 2014 for affected cartridges shipped in 2014. The total cost of the recall consisted of approximately $0.7 million associated with the return and replacement of affected cartridges in the field and approximately $1.0 million for the write-off of affected cartridges within the Company’s internal inventory. As of December 31, 2014, the FDA determined that the recall is terminated and the Company does not currently expect any further direct financial impact of the recall beyond these costs.

2. Summary of Significant Accounting Policies

Use of Estimates

The preparation of the financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses, and the disclosure of contingent assets and liabilities in the Company’s financial statements and accompanying notes as of the date of the financial statements. Actual results could materially differ from those estimates and assumptions.

Restricted Cash

Restricted cash as of March 31, 2015 and December 31, 2014 was primarily composed of a $2.0 million minimum cash balance requirement in connection with the Capital Royalty Term Loan (see Note 6 “Loan Agreements”).

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

Revenue is recognized when persuasive evidence of an arrangement exists, delivery has occurred and title passed, the price is fixed or determinable, and collectability is reasonably assured. These criteria are applied as follows:

●	The evidence of an arrangement generally consists of contractual arrangements with distributors, third-party insurance payors or direct customers.

●	Transfer of title and risk and rewards of ownership are passed upon shipment of the pump to distributors or upon delivery to the customer.

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

The Company offers a cloud-based data management application, t:connect, which is made available upon purchase by t:slim pump customers. This service is deemed an undelivered element at the time of the t:slim sale. Because the Company has neither VSOE nor TPE for this deliverable, the allocation of revenue is based on the Company’s ESP. The Company establishes its ESP based on estimated cost to provide such services, including consideration for a reasonable profit margin and corroborated by comparable market data. The Company allocates fair value based on management’s ESP to this element at the time of sale and is recognizing the revenue over the four-year hosting period. At March 31, 2015 and December 31, 2014, $0.7 million was recorded as deferred revenue for the t:connect hosting service. All other undelivered elements at the time of sale are deemed inconsequential or perfunctory.

Product Returns

The Company offers a 30-day right of return for its t:slim pump customers from the date of shipment, provided a physician’s confirmation of the medical reason for the return is received. Estimated return allowances for sales returns are based on historical returned quantities as compared to t:slim pump shipments in those same periods. The return rate is then applied to the sales of the current period to establish a reserve at the end of the period. The return rates used in the reserve are adjusted for known or expected changes in the marketplace when appropriate. The allowance for product returns included in other current liabilities on the Company’s balance sheets at March 31, 2015 and December 31, 2014 was $0.2 million and $0.3 million, respectively. Actual product returns have not differed materially from estimated amounts reserved in the accompanying financial statements.

Warranty Reserve

The Company generally provides a four-year warranty on its t:slim pump to end user customers and may replace any pumps that do not function in accordance with the product specifications. Any pump returned to the Company may be refurbished and redeployed. Additionally, the Company offers a six-month warranty on t:slim cartridges and infusion sets. Estimated warranty costs are recorded at the time of shipment. Warranty costs are estimated based on the current expected replacement product cost, actual experience and expected failure rates from test studies performed in conjunction with the clearance of the t:slim pump with the FDA to support the longevity and reliability of the pump. The Company evaluates the reserve quarterly and makes adjustments when appropriate. At March 31, 2015 and December 31, 2014, the warranty reserve was $2.5 million and $2.0 million, respectively. Actual warranty costs have not differed materially from estimated amounts reserved in the accompanying financial statements.

The following table provides a reconciliation of the change in product warranty liabilities through March 31, 2015 (in thousands):

Balance at December 31, 2014	$1,974
Provision for warranties issued during the period	1,332
Settlements made during the period	(834)
Balance at March 31, 2015	$2,472

Current portion	$668
Non-current portion	1,804
Total	$2,472

Stock-Based Compensation

Stock-based compensation cost is measured at the grant date, based on the estimated fair value of the award, and the portion that is ultimately expected to vest is recognized as compensation expense over the employee’s requisite service period on a straight-line basis. The Company estimates the fair value of stock options and shares issued to employees under the Employee Stock Purchase Plan (“ESPP”) using a Black-Scholes option-pricing model on the date of grant. The Black-Scholes option-pricing model requires the use of subjective assumptions including volatility, expected term, and risk-free rate. For awards that vest based on service conditions, the Company recognizes expense using the straight-line method less estimated forfeitures. As of March 31, 2015, there were no outstanding equity awards with market or performance conditions.

The Company records the expense for stock option grants to non-employees based on the estimated fair value of the stock options using the Black-Scholes option-pricing model. The fair value of non-employee awards is remeasured at each reporting period as the underlying awards vest unless the instruments are fully vested, immediately exercisable and nonforfeitable on the date of grant.

Net Loss Per Share

Basic net loss per share is calculated by dividing the net loss by the weighted average number of common shares that were outstanding for the period, without consideration for common stock equivalents. Diluted net loss per share is calculated by dividing the net loss by the sum of the weighted-average number of dilutive common share equivalents outstanding for the period determined using the treasury stock method. Dilutive common share equivalents are comprised of warrants, potential Employee Stock Purchase Plan (ESPP) awards, and options outstanding under the Company’s stock plans. For all periods presented, there is no difference in the number of shares used to calculate basic and diluted shares outstanding due to the Company’s net loss position.

Potentially dilutive securities not included in the calculation of diluted net loss per share (because inclusion would be anti-dilutive) are as follows (in common stock equivalent shares):

	Three Months Ended
	March 31,
	2015	2014
Warrants for common stock	990,031	1,297,057
Common stock options	2,163,331	4,889,549
ESPP	127,067	137,943
	3,280,429	6,324,549

Recent Accounting Pronouncements

In May 2014, the Financial Accounting Standards Board (“FASB”) and the International Accounting Standards Board (“IASB”) issued a comprehensive new revenue recognition standard that will supersede existing revenue guidance under U.S. GAAP and International Financial Reporting Standards (“IFRS”). The standard’s core principle is that a company will recognize revenue when it transfers promised goods or services to customers in an amount that reflects the consideration to which the company expects to be entitled in exchange for those goods or services. In doing so, companies will need to use more judgment and make more estimates than under current guidance. These may include identifying performance obligations in the contract, estimating the amount of variable consideration to include in the transaction price and allocating the transaction price to each separate performance obligation. On April 1, 2015, the FASB proposed deferring the effective date by one year to December 15, 2017 for annual reporting periods beginning after that date. The FASB also proposed permitting early adoption of the standard, but not before the original effective date of December 15, 2016. The Company is in the process of assessing the future impact of the adoption of the standard on its financial statements.

3. Short-Term Investments

The Company invests its excess cash in investment securities, principally debt instruments of financial institutions and corporations with strong credit ratings. The following represents a summary of the estimated fair value of short-term investments at March 31, 2015 and December 31, 2014 (in thousands):

At March 31, 2015	Maturity (in years)	Amortized Cost	Unrealized Gain	Unrealized Loss	Estimated Fair Value
Available-for-sale investment securities:
Commercial paper	Less than 1	$45,156	$38	$—	$45,194
Government-sponsored enterprise securities	Less than 1	8,501	1	—	8,502
		$53,657	$39	$—	$53,696
Trading securities:
Mutual funds held for nonqualified deferred compensation plan participants		$134	$4	$—	$138
Total		$53,791	$43	$—	$53,834

At December 31, 2014	Maturity (in years)	Amortized Cost	Unrealized Gain	Unrealized Loss	Estimated Fair Value
Available-for-sale investment securities:
Commercial paper	Less than 1	$32,536	$9	$—	$32,545
Government-sponsored enterprise securities	Less than 1	3,504	—	(1)	3,503
		$36,040	$9	$(1)	$36,048
Trading securities:
Mutual funds held for nonqualified deferred compensation plan participants		$56	$2	$—	$58
Total		$36,096	$11	$(1)	$36,106

4. Inventory

Inventories, stated at the lower of cost or market, consisted of the following (in thousands):

	March 31,	December 31,
	2015	2014
Raw materials	$8,091	$7,085
Work in process	3,205	2,288
Finished goods	2,512	2,856
	13,808	12,229
Less reserve	(227)	(316)
Total	$13,581	$11,913

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

Level 1:	Observable inputs such as unadjusted quoted prices in active markets that are accessible at the measurement date for identical, unrestricted assets or liabilities.

Level 2:	Inputs, other than the quoted prices in active markets, that are observable either directly or indirectly for substantially the full term of the asset of liability.

Level 3:	Unobservable inputs in which there is little or no market data, which require the reporting entity to develop its own valuation techniques that require input assumptions.

The following table presents information about the Company’s financial assets and liabilities measured at fair value on a recurring basis as of March 31, 2015 and December 31, 2014, and indicates the fair value hierarchy of the valuation techniques utilized by the Company to determine such fair value (in thousands):

		Fair Value Measurements at
		March 31, 2015
		(Level 1)	(Level 2)	(Level 3)
Assets
Cash equivalents (1)	$54,452	$54,452	$—	$—
Commercial paper	45,194	—	45,194	—
Mutual funds held for nonqualified deferred compensation plan participants (2)	138	138	—	—
Government-sponsored enterprise securities	8,502	—	8,502	—
Total assets	$108,286	$54,590	$53,696	$—

Liabilities
Deferred compensation (2)	$138	$138	$—	$—
Total liabilities	$138	$138	$—	$—

		Fair Value Measurements at
		December 31, 2014
		(Level 1)	(Level 2)	(Level 3)
Assets
Cash equivalents (1)	$30,050	$30,050	$—	$—
Commercial paper	32,545	—	32,545	—
Mutual funds held for nonqualified deferred compensation plan participants (2)	58	58	—	—
Government-sponsored enterprise securities	3,503	—	3,503	—
Total assets	$66,156	$30,108	$36,048	$—
Liabilities
Deferred compensation (2)	$58	$58	$—	$—
Total liabilities	$58	$58	$—	$—

(1)	Cash equivalents included money market funds and commercial paper with a maturity of three months or less from the date of purchase.
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

The Company’s Level 2 financial instruments are valued using market prices on less active markets with observable valuation inputs such as interest rates and yield curves. The Company obtains the fair value of Level 2 financial instruments from quoted market prices, calculated prices or quotes from third-party pricing services. The Company validates these prices through independent valuation testing and review of portfolio valuations provided by the Company’s investment managers. There were no transfers between Level 1 and Level 2 securities during the three months ended March 31, 2015.

6. Loan Agreements

SVB Revolving Line of Credit

In January 2013, the Company entered into an amended loan agreement with Silicon Valley Bank, making available a revolving line of credit in the amount up to the lesser of $1.5 million or 75% of eligible accounts receivable. There were no amounts outstanding under this loan as of December 31, 2014. The SVB revolving line of credit expired unused in January 2015.

Capital Royalty Term Loan

At December 31, 2013, the Company had $30.0 million outstanding under a term loan agreement with Capital Royalty Partners II L.P. and Capital Royalty Partners II—Parallel Fund “A” L.P., together, Capital Royalty Partners (the “Original Term Loan Agreement”). The loan accrued interest at an annual rate of 14%. In connection with the Original Term Loan Agreement the Company issued warrants with a fair value of approximately $0.4 million and paid a $0.4 million financing fee to Capital Royalty Partners, which were recorded as a debt discount. Additionally, the Company paid $0.7 million to a third party for sourcing the Capital Royalty Term Loan, which was recorded as debt issuance cost within other long term assets on the condensed balance sheets. All fees and the value of the warrants are amortized to interest expense over the remaining term using the effective interest method.

In April 2014, the Company entered into an amended agreement (the “Amended and Restated Term Loan Agreement”) with the Lenders and other parties affiliated with Capital Royalty Partners. The Amended and Restated Term Loan Agreement primarily amended certain terms of the Original Term Loan Agreement, including a reduction of the applicable interest rate from 14.0% to 11.5% and an extension of the interest only payment period from December 31, 2015 to March 31, 2018. Under the agreement, interest is payable, at the Company’s option, (i) in cash at a rate of 11.5% per annum or (ii) 9.5% of the 11.5% per annum in cash and 2.0% of the 11.5% per annum would be added to the principal of the loan and subject to accruing interest. Interest-only payments are due quarterly on March 31, June 30, September 30 and December 31 of each year of the interest-only payment period.  This agreement also provides for prepayment fees of 3% of the outstanding balance of the loan if the loan is repaid prior to March 31, 2015. The prepayment fee is reduced by 1% per year for each subsequent year until maturity.

The loan is collateralized by all assets of the Company. The Amended and Restated Term Loan Agreement also imposes various affirmative and negative covenants on the Company. The principal financial covenants require that the Company attain minimum annual revenues of $30.0 million in 2014, $50.0 million in 2015, $65.0 million in 2016, $80.0 million in 2017 and $95.0 million thereafter. At March 31, 2015, the Company was in compliance with all of the covenants.

Aggregate borrowings outstanding under the Amended and Restated Term Loan Agreement were $30.0 million at March 31, 2015 and December 31, 2014. Borrowings under the Amended and Restated Term Loan Agreement were used to refinance amounts outstanding under the Original Term Loan Agreement. The present value of the future cash flows under the modified terms described above did not exceed the present value of the future cash flows under the original terms by more than 10%. The Company treated this amendment as a modification and the facility fee of approximately $0.1 million was recorded as a discount to the Amended and Restated Term Loan. The facility fee and the remaining balance of debt issuance costs and debt discount of the Original Term Loan are amortized over the remaining term of the Amended and Restated Term Loan using the effective interest method.

Concurrently with entering into the Amended and Restated Loan Agreement, the Company also entered into a new Term Loan Agreement (the “New Tranche Term Loan Agreement”) with the Lenders and other parties affiliated with Capital Royalty Partners, under which the Company could have borrowed up to an additional $30.0 million on or before March 31, 2015 at the same interest rate and on the same key terms as the Amended and Restated Term Loan Agreement.

In February 2015, the Company amended its Amended and Restated Term Loan Agreement, as well as its New Tranche Term Loan Agreement. Pursuant to this amendment, the interest-only payment period was extended to December 31, 2019 from March 31, 2018 at the same interest rate and on the same key terms as the existing agreements. The principal balance is due in full at the end of the term of the loan which is March 31, 2020. The present value of the future cash flows under the modified terms did not exceed the present value of the future cash flows under the previous terms by more than 10%. The Company treated this amendment as a modification. The remaining debt discount costs will be amortized over the remaining term of the Amended and Restated Term Loan using the effective interest method.

The Company did not elect to borrow any amounts under the New Tranche Loan Agreement on or before March 31, 2015, and the Company’s ability to borrow any amounts under the New Tranche Term Loan Agreement has now lapsed.

7. Stockholders’ Equity

Public Offering

In the first quarter of 2015, the Company completed a public offering of 6,037,500 shares of its common stock at a public offering price of $11.50 per share. Net cash proceeds from the public offering were approximately $64.9 million, after deducting underwriting discounts, commissions and offering expenses payable by the Company.

Shares Reserved for Future Issuance

The following shares of common stock are reserved for future issuance at March 31, 2015:

Common stock warrants outstanding	990,031
Stock options issued and outstanding	5,194,724
Authorized for future option grants	2,734,773
Employee stock purchase plan	770,413
9,689,941

The Company issued 87,555 shares of common stock upon the exercise of stock options and warrants during the three months ended March 31, 2015, and issued 477,741 shares of common stock upon the exercise of stock options and warrants during the year ended December 31, 2014.

In October 2013, the Company adopted the 2013 Employee Stock Purchase Plan (the “ESPP”), which enables eligible employee to purchase shares of the Company’s common stock using their after tax payroll deductions, subject to certain conditions. Generally, the ESPP consists of a two-year offering period with four six-month purchase periods which begin in May and November of each year. No shares had been purchased under the ESPP during the three months ended March 31, 2015, and 251,390 shares of the Company’s common stock were purchased under the ESPP during the year ended December 31, 2014.

Stock-Based Compensation

The assumptions used in the Black-Scholes option-pricing model are as follows:

	Stock Option
	Three Months Ended
	March 31,
	2015	2014
Weighted average grant date fair value (per share)	$8.58	$17.05
Risk-free interest rate	1.7%	1.9%
Expected dividend yield	0.0%	0.0%
Expected volatility	70.4%	78.7%
Expected term (in years)	6.1	6.1

There were no ESPP valuations performed during the three months ended March 31, 2015 and 2014.

The following table summarizes the allocation of stock compensation expense (in thousands):

	Three Months Ended
	March 31,
	2015	2014
Cost of sales	$324	$364
Selling, general & administrative	2,978	3,003
Research and development	471	404
Total	$3,773	$3,771

The total stock-based compensation capitalized as part of the cost of inventory was $0.2 million at each of the periods ended March 31, 2015 and December 31, 2014.

8. Collaborations

DexCom Development and Commercialization Agreement

In February 2012, the Company entered into a Development and Commercialization Agreement with DexCom, Inc. (DexCom Agreement) for the purpose of collaborating on the development and commercialization of an integrated system which incorporates the t:slim Insulin Delivery System with DexCom’s proprietary continuous glucose monitoring system. Under the DexCom Agreement, the Company paid DexCom $1.0 million at the commencement of the collaboration in 2012, and an additional $1.0 million in 2014, upon the achievement of a pre-market approval, or PMA submission to the FDA. Both payments were recorded as research and development costs in their respective years. The Company will make one additional $1.0 million payment upon the achievement of certain milestones. Additionally, the Company will reimburse DexCom up to $1.0 million of its development costs and is solely responsible for its own development costs. As of March 31, 2015, the Company has reimbursed DexCom $0.2 million of its development costs. The research and development costs recognized for the three months ended March 31, 2015, and 2014 were not significant.

Upon commercialization of the integrated system, and as compensation for the non-exclusive license rights, the Company will also pay DexCom a royalty of $100 for each integrated system sold.

JDRF Collaboration

In January 2013, the Company entered into a research, development and commercialization agreement (“JDRF Agreement”) with the Juvenile Diabetes Research Foundation (“JDRF”) to develop the t:dual Infusion System, a first-of-its-kind, dual-chamber infusion pump for the management of diabetes. According to the terms of the JDRF Agreement, JDRF will provide research funding of up to $3.0 million based on the achievement of research and development milestones, not to exceed research costs incurred by the Company. Payments the Company receives to fund the collaboration efforts under the terms of the JDRF Agreement are recorded as restricted cash and current and long-term liabilities. The liabilities are recognized as an offset of research and development expenses straight-line over the remaining months until anticipated completion of the final milestone, only to the extent that the restricted cash is utilized to fund such development activities. The estimated completion date is re-evaluated each reporting period based on development progress through that date. As of March 31, 2015, the Company estimated the completion date to be September 2016.

As of March 31, 2015, milestone payment achievements totaled $0.7 million, and research and development costs were offset cumulatively by $0.4 million. The research and development costs were offset by $37,000 and $0.1 million for the three months ended March 31, 2015 and 2014 respectively. The Company did not have any restricted cash balances related to the JDRF Agreement at March 31, 2015 or December 31, 2014.

9. Commitments and Contingencies

From time to time, the Company may be subject to legal proceedings or regulatory encounters or other matters arising in the ordinary course of business, including actions with respect to intellectual property, employment, product liability, and contractual matters. In connection with these matters, the Company assesses, on a regular basis, the probability and range of possible loss based on the developments in these matters. A liability is recorded in the financial statements if it is believed to be probable that a loss has been incurred and the amount of the loss can be reasonably estimated. Because of the uncertainties related to the occurrence, amount, and range of loss on any pending actions, the Company is currently unable to predict their ultimate outcome, and, with respect to any pending litigation or claim where no liability has been accrued, to make a meaningful estimate of the reasonably possible loss or range of loss that could result from an unfavorable outcome. At March 31, 2015 and December 31, 2014, there were no material matters for which the negative outcome was considered probable or estimable.

10. Subsequent Event

In April 2015, the Company entered into two foreign currency forward contracts for a total notional amount of $1.0 million, to offset a portion of the foreign exchange risk of expected future cash flows on certain euro-denominated liabilities that are associated with purchase of manufacturing equipment. Both forward contracts are short-term contracts expiring before December 31, 2015. While the foreign exchange forward contracts act as economic hedges, they are not designated as hedges for accounting purposes. Gains and losses resulting from changes in the fair values of these foreign currency forward contracts will be recorded to other income or expense on the Company’s statement of operations.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

You should read the following discussion and analysis together with our financial statements and related notes in Part I, Item 1 of this Quarterly Report on Form 10-Q. The following discussion contains forward-looking statements that involve risks and uncertainties. Our actual results could differ materially from those expressed or implied in any forward-looking statements as a result of various factors, including those set forth under the caption “Risk Factors” in Part II, Item 1A.

Certain statements contained in this Quarterly Report on Form 10-Q, including statements regarding the development, growth and expansion of our business, our intent, belief or current expectations, primarily with respect to our future operating performance, and the products we expect to offer and other statements regarding matters that are not historical facts, are “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, or the Securities Act, and Section 21E of the Securities Exchange Act of 1934, as amended, or the Exchange Act, and are subject to the “safe harbor” created by these sections. Future filings with the SEC, future press releases and future oral or written statements made by us or with our approval, which are not statements of historical fact, may also contain forward-looking statements. Because such statements include risks and uncertainties, many of which are beyond our control, actual results may differ materially from those expressed or implied by such forward-looking statements. Some of the factors that could cause actual results to differ materially from those expressed or implied by such forward-looking statements can be found under the caption “Risk Factors,” and elsewhere in this Quarterly Report on Form 10-Q as well as in our other filings with the SEC. Readers are cautioned not to place undue reliance on forward-looking statements. The forward-looking statements speak only as of the date on which they are made, and we undertake no obligation to update such statements to reflect events that occur or circumstances that exist after the date on which they are made.

Overview

We are a medical device company with an innovative approach to the design, development and commercialization of products for people with insulin-dependent diabetes. We designed and commercialized our flagship product, the t:slim Insulin Delivery System, or t:slim. The foundation of our product portfolio is our proprietary technology platform and unique consumer-focused approach, which allows us to focus on both consumer and clinical needs to develop and commercialize products that address different segments of the insulin-dependent diabetes market. The U.S. Food and Drug Administration, or FDA, cleared t:slim in November 2011 and we commenced commercial sales of t:slim in the United States in the third quarter of 2012. In January 2015, we received clearance from the FDA to commercialize our next product, the t:flex Insulin Delivery System, or t:flex, for people with greater insulin needs. We intend to begin commercial sales of t:flex in the United States during the second quarter of 2015.

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

We consider the number of units shipped per quarter to be an important metric for managing our business. Since the launch of t:slim, we have shipped approximately 20,800 pumps, broken down by quarter as follows:

	Units Shipped for Each of the Three Months Ended in Respective Years
	2015	2014	2013	2012
March 31	2,487	1,723	852	N/A
June 30	N/A	2,235	1,363	9
September 30	N/A	2,935	1,851	204
December 31	N/A	3,929	2,406	844
Total	2,487	10,822	6,472	1,057

For the three months ended March 31, 2015 and 2014, our sales were $12.3 million and $8.1 million, respectively. For the three months ended March 31, 2015 and 2014, our net loss was $21.2 million and $22.0 million, respectively.

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

We believe we can achieve profitability because our proprietary technology platform will allow us to maximize efficiencies in the development, production and sale of our products. By leveraging our technology platform, we believe we can develop and bring to market products more rapidly while significantly reducing our design and development costs. We also expect to continue to increase production volume, and to reduce the per-unit production overhead cost for our pump products and their associated disposable cartridges over time. Further, due to shared product design features, our production system is adaptable to new products and we intend to leverage our shared manufacturing infrastructure to reduce our product costs and drive operational efficiencies. By expanding our product offerings to address people in different segments of the large and growing insulin-dependent diabetes market, we believe we can increase the productivity of our sales force, thereby improving our operating margin.

From inception through March 31, 2015, we have primarily financed our operations through sales of equity securities, and, to a lesser extent, debt financings. We expect to continue to incur net losses for the next several years and may require additional capital through equity financings and debt financings in order to fund our operations to a level of revenues adequate to support our cost structure.

In the first quarter of 2015, we completed a public offering of 6,037,500 shares of our common stock at a public offering price of $11.50 per share. Net cash proceeds from the public offering were approximately $64.9 million, after deducting underwriting discounts, commissions and offering expenses payable by us.

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

Voluntary Recall

On January 10, 2014, we announced a voluntary recall of select lots of cartridges used with the t:slim that may have been at risk of leaking. The cause of the recall was identified during our internal product testing. The recall was expanded on January 20, 2014 to include additional lots of affected cartridges used with the t:slim. We incurred approximately $1.7 million in direct costs associated with the recall. We recorded a cost of sales charge of approximately $1.3 million in the fourth quarter of 2013 and recorded the cost of sales charge for the remainder in the first quarter of 2014 for affected cartridges shipped in the first quarter of 2014. The total cost of the recall consisted of approximately $0.7 million associated with the return and replacement of affected cartridges in the field and approximately $1.0 million for the write-off of affected cartridges within our internal inventory. As of December 31, 2014, the FDA determined that the recall is terminated and we do not currently expect any further direct financial impact of the recall beyond these costs

Components of Results of Operations

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

We anticipate that our sales will increase as we expand our sales and marketing infrastructure, increase awareness of our products, introduce new products into the market, including t:flex, and broaden third-party reimbursement for our products. We also expect that our sales will fluctuate on a quarterly basis in the future due to a variety of factors, including the impact of the buying patterns of our distributors and other customers, as well as the impact of seasonality. We believe that our sales are subject to seasonal fluctuation due to the impact of annual deductible and coinsurance requirements associated with most medical insurance plans utilized by our individual customers and the individual customers of our distributors. Our sales may also be negatively impacted by the summer vacation period. In addition, we have experienced, and expect to continue to experience, sequential growth of sales in each quarter from the first quarter to the fourth quarter, but we also expect sequential sales from the fourth quarter to the first quarter to be relatively flat or down. Our overall 2014 sales were weighted heavily towards the second half of the year, and we expect this trend to continue in 2015.

Cost of Sales

We manufacture the t:slim pump and its disposable cartridge at our manufacturing facility in San Diego, California. We will also manufacture the t:flex pump and its disposable cartridge at the same facility. Infusion sets and t:slim accessories are manufactured by third-party suppliers. Cost of sales includes raw materials, labor costs, manufacturing overhead expenses, product training costs and reserves for expected warranty costs, scrap and inventory obsolescence. Due to our relatively low production volumes compared to our potential production capacity, manufacturing overhead expenses are currently a significant portion of our per-unit costs. These manufacturing overhead expenses include expenses relating to quality assurance, manufacturing engineering, material procurement, inventory control, facilities, equipment, information technology and operations supervision and management.

We anticipate that our cost of sales will increase as our products gain broader market acceptance. However, as our sales increase, we expect our overall gross margin, which, for any given period, is calculated as sales less cost of sales divided by sales, to fluctuate in future periods as a result of numerous factors, including the changing percentage of products sold to distributors versus directly to individual customers, varying levels of reimbursement among third-party payors, the changing mix of products sold with different gross margins, the timing and success of new product launches, warranty and training costs, and changes in our manufacturing processes, costs or output. Manufacturing efficiencies or inefficiencies will also impact our gross margins, which we may experience as we attempt to manufacture our products on a larger scale, change our manufacturing processes, change our manufacturing capacity or output, implement additional automated manufacturing equipment and expand our manufacturing facilities.

Selling, General and Administrative

Our selling, general and administrative, or SG&A, expenses primarily consist of salary, cash-based incentive compensation, fringe benefits and stock-based compensation for our executive, financial, marketing, sales, business development, regulatory affairs and administrative functions. Other significant SG&A expenses include those incurred for product demonstration samples, commercialization activities associated with new product launches, trade shows, outside legal counsel fees, independent auditor fees, outside consultant fees, insurance premiums, facilities costs and information technology costs. We expect our SG&A expenses to increase as our business expands.

Research and Development

Our research and development, or R&D, activities primarily consist of engineering and research programs associated with our products under development, as well as R&D activities associated with our core technologies and processes. R&D expenses are primarily related to employee compensation, including salary, fringe benefits, stock-based compensation and temporary employee expenses. We also incur R&D expenses for supplies, license fees, development prototypes, outside design and testing services and milestone payments under our development and commercialization agreements. We expect our R&D expenses to increase as we initiate and advance our development projects.

Other Income and Expense

Our other income and expense primarily consists of interest expense and amortization of debt discount and debt issuance costs associated with our amended and restated term loan agreement with Capital Royalty Partners. At March 31, 2015 and December 31, 2014, there was $30.0 million of outstanding principal under our term loan agreement, which accrues interest at a rate of 11.5% per annum (see "Indebtedness").

Results of Operations

	Three Months Ended
	March 31,
(in thousands, except percentages)	2015	2014
Sales	$12,308	$8,065
Cost of sales	9,500	7,199
Gross profit	2,808	866
Gross margin	23%	11%
Operating expenses:
Selling, general and administrative	19,355	18,041
Research and development	3,863	3,663
Total operating expenses	23,218	21,704
Operating loss	(20,410)	(20,838)
Other income (expense), net:
Interest and other income	99	18
Interest and other expense	(897)	(1,142)
Total other expense, net	(798)	(1,124)
Net loss	$(21,208)	$(21,962)

Comparison of the Three Months Ended March 31, 2015 and 2014

Sales. Sales for the three months ended March 31, 2015 were $12.3 million, representing an increase of 53% compared to $8.1 million for the same period in 2014. For the three months ended March 31, 2015 and 2014, sales from the t:slim pump accounted for 81% and 86% of sales, respectively, while sales of pump-related supplies primarily accounted for the remainder of our sales during those periods. Sales of accessories were not material in either of the reported periods.

The increase in t:slim pump sales during the three months ended March 31, 2015 compared to the same period in 2014 was primarily attributable to a 44% increase in t:slim pump shipments from 1,723 in the first three months of 2014 to 2,487 in the same period of 2015. The commercialization of the t:slim pump and pump-related supplies and accessories initially involved a sales force of limited size. At March 31, 2015, we operated with 60 sales territories. During the first quarter of 2014, we expanded from 36 to 60 sales territories. During the expansion of the sales territories in 2014 and for several months following, we believe our sales representatives experienced some disruption in their individual productivity as territories were realigned and responsibilities adjusted.

Sales to distributors accounted for 76% and 68% of our total sales for the three months ended March 31, 2015 and 2014, respectively. The mix of sales to distributors versus direct customers is principally determined by whether or not we have a contractual arrangement with the underlying third-party insurance payor. The increase in the percentage of our sales to distributors is primarily attributable to new exclusive arrangements between certain insurance payors and certain of our distributors that became effective during the third quarter of 2014. As a result of these new arrangements, a portion of our business that previously involved an opportunity to make a direct sale to the customer transitioned to an opportunity to make a sale through a distributor. The new arrangement has afforded its members easier access to our products as an in-network benefit and it also provided access to our products for a large portion of members who were previously unable to obtain coverage for our products.

Cost of Sales and Gross Profit. Our cost of sales for the three months ended March 31, 2015 was $9.5 million, representing an increase of 32% compared to $7.2 million for the same period in 2014. Gross profit for the three months ended March 31, 2015 was $2.8 million and gross margin was 23%, compared to gross profit of $0.9 million and gross margin of 11% for the same period in 2014. Included in cost of sales for the three months ended March 31, 2014 were costs of $0.3 million associated with our voluntary product recall of selected lots of cartridges initiated in January 2014, resulting in a reduction of the gross margin for that period of four percentage points.

The increase in our gross margin for the three months ended March 31, 2015 from the comparable period of 2014 was primarily due to a decrease in per unit manufacturing overhead costs of our products, which was driven by increased production volumes and manufacturing efficiencies. Our manufacturing overhead costs have been and will continue to be a significant component of the overall cost of our products. Also impacting the gross margin in the first quarter of 2015 as compared to the first quarter of 2014 were the percentage of products sold to distributors versus directly to individual customers, the varying levels of reimbursement among a changing mix of third-party payors, and an increase in sales of pump-related supplies, which generally have lower gross margins than our t:slim pumps.

Selling, General and Administrative Expenses. SG&A expenses increased 7% to $19.4 million for the three months ended March 31, 2015 from $18.0 million for the same period of 2014. The increase in SG&A expenses for the three months ended March 31, 2015 was primarily the result of increased headcount within our sales, general and administrative functions, which increased costs by $1.9 million for the period ended March 31, 2015 as compared to the same period in 2014. This increase in expenses was offset by a decrease of $0.6 million associated with marketing and promotional activities, tradeshows, travel expenses and facilities costs as compared to the same period of 2014.

Research and Development Expenses. R&D expenses increased 5% to $3.9 million for the three months ended March 31, 2015 from $3.7 million for the same period of 2014 principally as a result of increased headcount within our R&D organization.

Other Income and Expense. Other expense for the three months ended March 31, 2015 and 2014 was $0.8 million and $1.1 million. Other expense for the first quarter of 2015 was primarily comprised of $0.8 million of interest expense associated with the Amended and Restated Term Loan Agreement, which was executed in April 2014. In comparison, other expense for the first quarter of 2014 was primarily comprised of $1.1 million interest expense associated with the Original Term Loan Agreement, which was executed in December 2012. The decrease in interest expense during the first quarter of 2015 compared to the same period in 2014 is due to the decrease in the interest rate on our outstanding debt from 14% to 11.5%.

Liquidity and Capital Resources

At March 31, 2015, we had $118.4 in cash, cash equivalents and short-term investments, which included $2.0 million of restricted cash. We believe that our current cash and cash equivalents balances, together with cash generated from operations and proceeds from the exercise of options and warrants will be sufficient to satisfy our liquidity requirements for at least the next 12 months. We expect that our future liquidity and capital resource needs will be impacted by numerous factors, including market acceptance and sales of our products, our financial and operating performance. We have utilized, and may continue to utilize, debt arrangements with debt providers and financial institutions to finance our operations. Factors such as interest rates and available cash will impact our decision to continue to utilize debt arrangements as a source of cash.

Historically, our primary sources of cash have included private placements and public offerings of equity securities, debt arrangements, and cash generated from operations. Our historical cash outflows have primarily been associated with cash used for operating activities such as the purchase of inventory, expansion of our sales and marketing infrastructure, increase in our R&D activities and other working capital needs, as well as cash used for investing activities, such as the acquisition of intellectual property, expenditures related to equipment and improvements used to increase our manufacturing capacity and improve our manufacturing efficiency and overall facility expansion.

The following table shows a summary of our cash flows for the three months ended March 31, 2015 and 2014:

	Three Months Ended
	March 31, 2015
(in thousands)	2015	2014
Net cash provided by (used in):
Operating activities	$(15,422)	$(16,960)
Investing activities	(18,273)	(30,626)
Financing activities	65,068	27
Total	$31,373	$(47,559)

Operating activities. Net cash used in operating activities was $15.4 million for the three months ended March 31, 2015, compared to $17.0 million for the same period in 2014. The decrease in net cash used in operating activities was primarily associated with a decrease in net loss of $0.8 million, as well as a decrease in working capital and other assets and liabilities of $0.8 million.

Investing activities. Net cash used in investing activities was $18.3 million for the three months ended March 31, 2015, which was primarily related to the purchase of $39.1 million in short-term investments and $0.7 million in purchases of long-term assets, offset by proceeds from sales and maturities of short-term investments of $21.5 million. Net cash used in investing activities was $30.6 million for the three months ended March 31, 2014, which was primarily related to the purchase of $28.8 million in short-term investments and $1.8 million in long-term assets.

Financing activities. Net cash provided by financing activities was $65.1 million for the three months ended March 31, 2015, which was primarily the result of the net proceeds from a public offering of our common stock in the amount of $64.9 million. Net cash provided by financing activities in the first three months of 2014 was not material.

Our liquidity position and capital requirements are subject to fluctuation based on a number of factors. For example, our cash inflows and outflows may be impacted by the following:

●	fluctuations in gross margins and operating margins;

●	our ability to generate sales; and

●	fluctuations in working capital.

Our primary short-term capital needs, which are subject to change, include expenditures related to:

●	support of our commercialization efforts related to our current and future products;

●	improvements in our manufacturing capacity and efficiency;

●	growth of our sales, marketing and clinical infrastructure;

●	new research and product development efforts;

●	payment of quarterly interest due under our term debt agreement;

●	the acquisition of equipment and other fixed assets;

●	facilities expansion needs; and

●	potential up-front fees, milestone payments or reimbursement of costs under R&D collaborations and licensing agreements.

Although we believe the foregoing items reflect our most likely uses of cash in the short-term, we cannot predict with certainty all of our particular short-term cash uses or the timing or amount of cash used. If cash generated from operations is insufficient to satisfy our working capital and capital expenditure requirements, we may be required to sell additional equity or debt securities or obtain additional credit facilities. Additional capital, if needed, may not be available on satisfactory terms, if at all. Furthermore, any additional equity financing may be dilutive to stockholders, and debt financing, if available, may include restrictive covenants and commit us to significant additional debt service obligations.

Indebtedness

Capital Royalty Partners Term Loans

At December 31, 2013, we had $30.0 million outstanding under a term loan agreement with Capital Royalty Partners II L.P. and Capital Royalty Partners II—Parallel Fund “A” L.P., together, Capital Royalty Partners (the “Original Term Loan Agreement”). The loan accrued interest at an annual rate of 14%.

In April 2014, we entered into an amended and restated term loan agreement (the "Amended and Restated Term Loan Agreement") with Capital Royalty Partners. The Amended and Restated Term Loan Agreement amended certain terms of the Original Term Loan Agreement, including a reduction of the applicable interest rate from 14.0% to 11.5% and an extension of the interest only payment period from December 31, 2015 to March 31, 2018. Under the agreement, interest is payable, at the Company’s option, (i) in cash at a rate of 11.5% per annum or (ii) 9.5% of the 11.5% per annum in cash and 2.0% of the 11.5% per annum would be added to the principal of the loan and subject to accruing interest. Interest-only payments are due quarterly on March 31, June 30, September 30 and December 31 of each year of the interest-only payment period. This agreement also provides for prepayment fees of 3% of the outstanding balance of the loan if the loan is repaid prior to March 31, 2015. The prepayment fee is reduced by 1% per year for each subsequent year until maturity. Aggregate borrowings outstanding under the Amended and Restated Term Loan Agreement were $30.0 million at March 31, 2015 and December 31, 2014.

The loan is collateralized by all of our assets. The Amended and Restated Term Loan Agreement also imposes various affirmative and negative covenants on us. The principal financial covenants require that we attain minimum annual revenues of $30.0 million in 2014, $50.0 million in 2015, $65.0 million in 2016, $80.0 million in 2017 and $95.0 million thereafter.

In February 2015, we amended the Amended and Restated Term Loan Agreement. Pursuant to this amendment, the interest only payment period was extended to December 31, 2019 from March 31, 2018 at the same interest rate and on the same key terms as the existing agreements. The principal balance will be due in full at the end of the term of the loan which is March 31, 2020.

Critical Accounting Policies

Our discussion and analysis of our financial condition and results of operations are based on our financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires management to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses and the disclosure of contingent assets and liabilities in our financial statements. We evaluate our estimates and judgments on an ongoing basis. We base our estimates on historical experience and on various other factors that we believe are reasonable under the circumstances, the results of which form the basis for making judgments about our financial condition and results of operations that are not readily apparent from other sources. Actual results may differ from these estimates. There have been no material changes to our critical accounting policies and estimates from the information provided in Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Critical Accounting Policies Involving Management Estimates and Assumptions,” included in our Annual Report on Form 10-K for the year ended December 31, 2014.

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

Because of the short-term maturities of our financial instruments, we do not believe that an increase or decrease in interest rates would have any significant impact on the realized value of our investment portfolio. If a 10% change in interest rates were to have occurred on March 31, 2015, this change would not have had a material effect on the fair value of our investment portfolio as of that date.

The interest rate under our Amended and Restated Term Loan Agreement is fixed and not subject to changes in market interest rates.

Our operations are located in the United States, and nearly all of our sales since inception have been made in US dollars. Accordingly, we have assessed that we do not have any material exposure to foreign currency rate fluctuations. From time to time, we may have foreign exchange risk associated with currency exposure related to existing assets and liabilities, committed transactions and forecasted future cash flows. We seek to manage our foreign exchange risk by using derivative instruments such as foreign currency forward contracts to hedge our risks. In general, we may hedge material foreign exchange exposures up to twelve months in advance. However, we may choose not to hedge some exposures for a variety of reasons including prohibitive economic costs.

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

As of March 31, 2015, we carried out an evaluation, under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based on this evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of March 31, 2015.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) during the quarter ended March 31, 2015, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings

From time to time we may be involved in various disputes and litigation matters that arise in the ordinary course of business. We are currently not a party to any material legal proceedings.

Item 1A. Risk Factors

The following sets forth certain risk factors associated with our business. The risk factors set forth below marked with an asterisk (*) next to the title contain changes to the description of the risk factors associated with our business previously disclosed in Part I, Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2014.

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

Risks Relating to Our Business and our Industry

We have incurred significant operating losses since inception and cannot assure you that we will achieve profitability.*

Since our inception in January 2006 we have incurred a significant net loss. As of March 31, 2015, we had an accumulated deficit of $269.9 million. To date, we have financed our operations primarily through public and private sales of our equity securities, debt financing with Capital Royalty Partners and certain of its affiliates, and sales of our products. We have devoted substantially all of our resources to the research and development of our products, the commercial launch of our products, the development of a sales and marketing team and the assembly of a management team to manage our business.

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

We currently have contracts establishing reimbursement for t:slim with more than 70 national and regional third-party payors in the United States. We are also currently in the process of approaching these and other third-party payors to discuss reimbursement for t:flex. While we anticipate adding coverage for t:flex under our current agreements and entering into additional contracts with third-party payors to provide reimbursement for both t:slim and t:flex, we cannot guarantee that we will succeed in doing so or that the reimbursement contracts that we are able to negotiate will enable us to sell our products on a profitable basis. In addition, contracts with third-party payors generally can be modified or terminated by the third-party payor without cause and with little or no notice to us. Moreover, compliance with the administrative procedures or requirements of third-party payors may result in delays in processing approvals by those third-party payors for customers to obtain coverage for our products. Failure to secure or retain adequate coverage or reimbursement for t:slim or t:flex and our future products by third-party payors, or delays in processing approvals by those payors, could result in the loss of sales, which could have a material adverse effect on our business, financial condition and operating results.

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

Some of our independent distributors account for a significant portion of our sales volume. For the year ended December 31, 2014, our three largest independent distributors comprised approximately 38% of our sales. If any of our key independent distributors were to cease to distribute our products, our sales could be adversely affected. In such a situation, we may need to seek alternative independent distributors or increase our reliance on our other independent distributors or our direct sales representatives, which may not prevent our sales from being adversely affected. Additionally, to the extent that we enter into additional arrangements with independent distributors to perform sales, marketing, or distribution services, the terms of the arrangements could cause our product margins to be lower than if we directly marketed and sold our products.

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

Risks Related to our Financial Results and Need for Financing

Our future capital needs are uncertain and we may need to raise additional funds in the future, and these funds may not be available on acceptable terms or at all.*

At March 31, 2015, we had $118.4 million in cash, cash equivalents and short-term investments, which included $2.0 million of restricted cash. We believe that our cash on hand, cash generated from operations and cash proceeds from the exercise of warrants and options will be sufficient to satisfy our liquidity requirements for at least the next 12 months. However, the continued growth of our business, including the expansion of our sales and marketing infrastructure, research and development activities, and manufacturing capabilities, will significantly increase our expenses. In addition, the amount of our future product sales is difficult to predict and actual sales may not be in line with our forecasts. As a result, we may seek additional funds in the future. Our future capital requirements will depend on many factors, including:

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

We may not be able to generate sufficient cash to service our indebtedness, which currently consists of our credit facility with Capital Royalty Partners.*

As of March 31, 2015, we owed an aggregate principal amount of $30.0 million to Capital Royalty Partners and their related affiliates pursuant to term loan agreements. We currently do not have the ability to borrow additional amounts under our agreements with Capital Royalty Partners. Our ability to make scheduled payments or to refinance our debt obligations depends on numerous factors, including the amount of our cash reserves at the time a scheduled payment becomes due and our actual and projected financial and operating performance. The amount of our cash reserves and our financial and operating performance are subject to certain financial and business factors, as well as prevailing economic and competitive conditions, some of which may be beyond our control. We cannot assure you that we will maintain a level of cash reserves or cash flows from operating activities sufficient to permit us to pay the principal, premium, if any, or interest on our existing or future indebtedness. If our cash balances or cash flows from operations are insufficient to fund our debt service obligations, we may be forced to reduce or delay capital expenditures, sell assets or operations, seek additional capital, or restructure or refinance our indebtedness. We cannot assure you that we would be able to take any of these actions, or that these actions would permit us to meet our scheduled debt service obligations. In addition, in the event of our breach of the term loan agreements with Capital Royalty Partners we may be required to repay any outstanding amounts earlier than anticipated.

Our term loan agreement with Capital Royalty Partners contains restrictive and financial covenants that may limit our operating flexibility.*

Our loan agreement with Capital Royalty Partners contains certain restrictive covenants that limit our ability to incur additional indebtedness and liens, merge with other companies or consummate certain changes of control, acquire other companies, engage in new lines of business, make certain investments, pay dividends, transfer or dispose of assets, amend certain material agreements or enter into various specified transactions. We therefore may not be able to engage in any of the foregoing transactions unless we obtain the consent of the lenders or terminate the applicable loan agreement. Our term loan agreement also contains certain financial covenants, including minimum revenue and cash balance requirements, and financial reporting requirements. There is no guarantee that we will be able to generate sufficient cash flow or sales to meet the financial covenants or pay the principal and interest under our agreement. Further, there is no guarantee that future working capital, borrowings or equity financing will be available to repay or refinance the amounts outstanding under a given agreement.

Risks Related to our Intellectual Property and Potential Litigation

Our ability to protect our intellectual property and proprietary technology is uncertain.*

We rely primarily on patent, trademark and trade secret laws, as well as confidentiality and non-disclosure agreements, to protect our proprietary technologies. As of March 31, 2015, our patent portfolio consisted of approximately 34 issued U.S. patents and 47 pending U.S. patent applications. Of these, our issued U.S. patents expire between approximately 2021 and 2031. We are also seeking patent protection for our proprietary technology in other countries throughout the world. In addition, we also have seven pending U.S. trademark applications, as well as 18 trademark registrations, including six U.S. trademark registrations and 12 foreign trademark registrations.

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

Risks Related to our Common Stock

Because of their significant stock ownership, certain of our executive officers, directors and principal stockholders will be able to exert control over us and our significant corporate decisions.*

Based on an aggregate of 29,779,800 shares of our common stock outstanding as of March 31, 2015, our executive officers and directors, and their affiliates owned, in the aggregate, approximately 41% of the voting power of our outstanding common stock. These persons, acting together, will have the ability to significantly influence the outcome of all matters submitted to our stockholders for approval, including the election and removal of directors and any merger, consolidation, or sale of all or substantially all of our assets.

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

Future sales, or the perception of future sales, of shares of our common stock could materially reduce the market price of our common stock.*

Sales of our common stock, or the perception in the market that the holders of a large number of our shares intend to sell such shares, could reduce the market price of our common stock which would impair our ability to raise future capital through the sale of additional equity securities. We had outstanding 29,779,800 shares of common stock as of March 31, 2015, of which approximately 12,141,958 shares are restricted securities that may be sold only in accordance with the resale restrictions under Rule 144 of the Securities Act. In addition, as of March 31, 2015, we had outstanding options to purchase 5,194,724 shares of common stock and warrants to purchase 990,031 shares of common stock that, if exercised, will result in these additional shares becoming available for sale. As of March 31, 2015, there are also an aggregate of 3,505,186 shares of our common stock reserved for future grant or issuance under our 2013 Equity Incentive Plan and Employee Stock Purchase Plan.

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

None.

Item 3.	Defaults Upon Senior Securities

None.

Item 4.	Mine Safety Disclosures

Not applicable.

Item 5.	Other Information

None.

Item 6.	Exhibits

Exhibit Footnote	Exhibit Number	Description of Document
(1)	3.1	Amended and Restated Certificate of Incorporation as currently in effect.
(1)	3.2	Amended and Restated Bylaws as currently in effect.
10.1

Omnibus Amendment No. 2, dated February 23, 2015, by and between Tandem Diabetes Care, Inc., Capital Royalty Partners II L.P., Capital Royalty Partners II-Parallel Fund “A” L.P, Capital Royalty Partners II (Cayman) L.P., Capital Royalty Partners II - Parallel Fund “B” (Cayman) L.P. and Parallel Investment Opportunities Partners II L.P.

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

*

This certification is not deemed “filed” for purposes of Section 18 of the Exchange Act, or otherwise subject to the liability of that section. Such certification will not be deemed to be incorporated by reference into any filing under the Securities Act or the Exchange Act, except to the extent that the registrant specifically incorporates it by reference.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Tandem Diabetes Care, Inc.

Dated: April 30, 2015	By:	/s/ Kim D. Blickenstaff
Kim D. Blickenstaff
President, Chief Executive Officer and Director (on behalf of the registrant and as the registrant’s Principal Executive Officer)

	By:	/s/ John Cajigas
John Cajigas
Chief Financial Officer and Treasurer (on behalf of the registrant and as the registrant’s Principal Financial and Accounting Officer)