Form 10-K/A
period 2014-12-31
TANDEM DIABETES CARE INC
filed 2015-07-13
CIK 1438133

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K/A

(AMENDMENT NO. 1)

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

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s definitive Proxy Statement for the 2015 Annual Meeting of Stockholders, filed with the Securities and Exchange Commission on April 9, 2015, were incorporated by reference into Part III, Items 10-14 of our Annual Report on Form 10-K for the year ended December 31, 2014, filed with the Securities and Exchange Commission on February 24, 2015.

Explanatory Note

This Amendment No. 1 to Form 10-K/A (this “Amendment”) amends the Tandem Diabetes Care, Inc. Annual Report on Form 10-K for the year ended December 31, 2014, previously filed with the Securities and Exchange Commission on February 24, 2015 (the “Original Filing”). This Amendment is being filed solely to include revised Exhibits 31.1 and 31.2, which replace the previously filed versions of those exhibits, to include certain statements required by Item 601(b)(31) of Regulation S-K inadvertently omitted when previously filed. Each certification, as corrected by this Amendment, was true and correct as of the date of the Original Filing.

Except as described as above, no changes have been made to the Original Filing. The Original Filing continues to speak as of the date of the Original Filing, and the Company has not updated the disclosures contained therein to reflect any events which occurred as of a date subsequent to the date of the Original Filing.

PART IV

Item 15. Exhibits, Financial Statement Schedules

The following documents are filed as exhibits to this Amendment:

Exhibit Number	Description of Document

31.1	Certification of Kim D. Blickenstaff, Chief Executive Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, as amended.

31.2	Certification of John Cajigas, Chief Financial Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, as amended.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Annual Report to be signed on its behalf by the undersigned, thereunto duly authorized.

Tandem Diabetes Care, Inc.

Dated: July 13, 2015	By:	/s/ Kim D. Blickenstaff
Kim D. Blickenstaff
President, Chief Executive Officer and Director (on behalf of the registrant and as the registrant’s Principal Executive Officer)

	By:	/s/ John Cajigas
John Cajigas
Chief Financial Officer and Treasurer (on behalf of the registrant and as the registrant’s Principal Financial and Accounting Officer)

Exhibit Index

Exhibit Number	Description of Document

31.1	Certification of Kim D. Blickenstaff, Chief Executive Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, as amended.

31.2	Certification of John Cajigas, Chief Financial Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, as amended.

4