Form 10-Q/A
period 2015-03-31
TANDEM DIABETES CARE INC
filed 2015-07-13
CIK 1438133

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q/A

(Amendment No. 1)

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

Explanatory Note

This Amendment No. 1 to Form 10-Q/A (this “Amendment”) amends the Tandem Diabetes Care, Inc. (the “Company”) Quarterly Report on Form 10-Q for the period ended March 31, 2015, previously filed with the Securities and Exchange Commission on April 30, 2015 (the “Original Filing”). This Amendment is being filed solely to include revised Exhibits 31.1 and 31.2, which replace the previously filed versions of those exhibits, to include certain statements required by Item 601(b)(31) of Regulation S-K inadvertently omitted when previously filed.  Each certification, as corrected by this Amendment, was true and correct as of the date of the Original Filing.

Except as described as above, no changes have been made to the Original Filing. The Original Filing continues to speak as of the date of the Original Filing, and the Company has not updated the disclosures contained therein to reflect any events which occurred as of a date subsequent to the date of the Original Filing.

PART II

Item 6. Exhibits

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