Form 10-Q
period 2015-06-30
TANDEM DIABETES CARE INC
filed 2015-07-30
CIK 1438133

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended June 30, 2015

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

Large accelerated filer	☐	Accelerated filer	☒

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No   ☒

As of July 27, 2015, there were 30,014,450 shares of the registrant’s Common Stock outstanding.

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements

TANDEM DIABETES CARE, INC.

CONDENSED BALANCE SHEETS

(In thousands, except par values)

	June 30,	December 31,
	2015	2014
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$45,921	$31,176
Restricted cash	2,000	2,000
Short-term investments	51,825	36,106
Accounts receivable, net	7,473	7,652
Inventory	14,670	11,913
Prepaid and other current assets	2,170	1,904
Total current assets	124,059	90,751
Property and equipment, net	14,325	12,581
Patents, net	2,274	2,441
Other long-term assets	676	691
Total assets	$141,334	$106,464
Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$3,999	$1,949
Accrued expense	1,914	2,920
Employee-related liabilities	8,677	9,722
Deferred revenue	1,038	840
Other current liabilities	2,857	2,663
Total current liabilities	18,485	18,094
Notes payable—long-term	29,479	29,440
Deferred rent—long-term	3,084	2,700
Other long-term liabilities	2,534	1,658
Total liabilities	53,582	51,892
Commitments and contingencies:
Stockholders’ equity:
Common stock, $0.001 par value; 100,000 shares authorized as of June 30, 2015 and December 31, 2014, 30,007 and 23,655 shares issued and outstanding at June 30, 2015 and December 31, 2014, respectively.	30	24
Additional paid-in capital	377,142	303,255
Accumulated other comprehensive income	37	8
Accumulated deficit	(289,457)	(248,715)
Total stockholders’ equity	87,752	54,572
Total liabilities and stockholders’ equity	$141,334	$106,464

See accompanying notes to unaudited condensed financial statements.

TANDEM DIABETES CARE, INC.

CONDENSED STATEMENTS OF OPERATIONS and comprehensive loss

(Unaudited)

(In thousands, except per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Sales	$15,706	$10,255	$28,014	$18,320
Cost of sales	10,905	6,806	20,406	14,005
Gross profit	4,801	3,449	7,608	4,315
Operating expenses:
Selling, general and administrative	19,599	18,068	38,954	36,109
Research and development	3,873	3,699	7,735	7,362
Total operating expenses	23,472	21,767	46,689	43,471
Operating loss	(18,671)	(18,318)	(39,081)	(39,156)
Other income (expense), net:
Interest and other income	61	31	160	49
Interest and other expense	(923)	(910)	(1,821)	(2,052)
Total other income (expense), net	(862)	(879)	(1,661)	(2,003)
Net loss	$(19,533)	$(19,197)	$(40,742)	$(41,159)
Other comprehensive loss:
Unrealized gain (loss) on short-term investments	$(39)	$(2)	$29	$12
Comprehensive loss	$(19,572)	$(19,199)	$(40,713)	$(41,147)
Net loss per share, basic and diluted	$(0.65)	$(0.83)	$(1.47)	$(1.79)
Weighted average shares used to compute basic and diluted net loss per share	29,902	23,098	27,723	23,017

See accompanying notes to unaudited condensed financial statements.

TANDEM DIABETES CARE, INC.

CONDENSED STATEMENTS OF CASH FLOWS

(Unaudited)

(In thousands)

	Six Months Ended June 30,
	2015	2014
Operating activities
Net loss	$(40,742)	$(41,159)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization expense	2,414	1,918
Interest expense related to amortization of debt discount and debt issuance costs	71	134
Provision for allowance for doubtful accounts	(100)	101
Provision for inventory reserve	101	163
Amortization of premium/discount on short-term investments	(37)	(21)
Stock-based compensation expense	7,033	7,302
Other	(63)	—
Changes in operating assets and liabilities:
Accounts receivable, net	279	835
Inventory	(2,892)	(1,008)
Prepaid and other current assets	(249)	(804)
Other long-term assets	(17)	—
Accounts payable	1,388	77
Accrued expense	(933)	(187)
Employee-related liabilities	(1,045)	(378)
Deferred revenue	198	103
Other current liabilities	(47)	(1,241)
Deferred rent	(308)	(161)
Other long-term liabilities	769	66
Net cash used in operating activities	(34,180)	(34,260)
Investing activities
Purchase of short-term investments	(58,993)	(35,829)
Proceeds from sales and maturities of short-term investments	43,450	10,860
Purchase of property and equipment	(2,351)	(2,690)
Purchase of patents	(74)	(173)
Net cash used in investing activities	(17,968)	(27,832)
Financing activities
Issuance of notes payable, net of issuance costs	—	29,925
Restricted cash in connection with notes payable and corporate credit card	—	50
Principal payments on notes payable	—	(30,000)
Proceeds from public offering, net of offering costs	64,862	—
Proceeds from issuance of common stock	2,031	1,940
Net cash provided by financing activities	66,893	1,915
Net increase (decrease) in cash and cash equivalents	14,745	(60,177)
Cash and cash equivalents at beginning of period	31,176	124,385
Cash and cash equivalents at end of period	$45,921	$64,208
Supplemental disclosures of cash flow information
Interest paid	$1,735	$1,919
Supplemental schedule of noncash investing and financing activities
Lease incentive—lessor-paid tenant improvements	$933	$1,600
Property and equipment included in accounts payable	$1,510	$59

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

The Company designed and commercialized its flagship product, the t:slim Insulin Delivery System, or t:slim, based on its proprietary technology platform and unique consumer-focused approach. The U.S. Food and Drug Administration (FDA) cleared t:slim in November 2011 and the Company commenced commercial sales of t:slim in the United States in August 2012. In January 2015, the Company received clearance from the FDA to commercialize its next product, the t:flex Insulin Delivery System, or t:flex, for people with greater insulin needs. The Company commenced commercial sales of t:flex in the United States during the second quarter of 2015.

Tandem was originally incorporated in the state of Colorado on January 27, 2006 under the name Phluid, Inc. On January 7, 2008, the Company was reincorporated in the state of Delaware for the purposes of changing its legal name from Phluid, Inc. to Tandem Diabetes Care, Inc. and changing its state of incorporation from Colorado to Delaware.

Basis of Presentation

The Company has prepared the accompanying unaudited condensed financial statements in accordance with accounting principles generally accepted in the United States of America (U.S. GAAP) for interim financial information and pursuant to the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and disclosures required by U.S. GAAP for complete financial statements. In the opinion of management, all adjustments which are of a normal and recurring nature, considered necessary for a fair presentation of the financial information contained herein, have been included.

Interim financial results are not necessarily indicative of results anticipated for the full year or any other period(s). These unaudited condensed financial statements should be read in conjunction with the Company’s audited financial statements and footnotes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2014, from which the balance sheet information herein was derived but excludes disclosures required by GAAP for complete financial statements.

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

2. Summary of Significant Accounting Policies

There have been no significant changes in our significant accounting policies during the six months ended June 30, 2015, as compared with those disclosed in our Annual Report on Form 10-K for the year ended December 31, 2014.

Use of Estimates

The preparation of the financial statements in conformity with U.S. GAAP requires management to make informed estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses, and the disclosure of contingent assets and liabilities in the Company’s financial statements and accompanying notes as of the date of the financial statements. Actual results could materially differ from those estimates and assumptions.

Restricted Cash

Restricted cash as of June 30, 2015 and December 31, 2014 was primarily composed of a $2.0 million minimum cash balance requirement in connection with the Capital Royalty Term Loan Agreement (see Note 7 “Loan Agreements”).

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

Fair Value of Financial Instruments

The carrying amounts of cash and cash equivalents, accounts receivable, accounts payable, accrued expense, and employee-related liabilities are reasonable estimates of their fair values because of the short-term nature of these assets and liabilities. Short-term investments and foreign exchange forward contracts that are not designated as hedges are carried at fair value. Based on the borrowing rates currently available for loans with similar terms, the Company believes that the fair value of its long-term debt approximates its carrying value.

Revenue Recognition

Revenue is generated from sales, in the United States, of the t:slim insulin pump and t:flex insulin pump (collectively, “Tandem Pumps”), disposable cartridges and infusion sets to individual customers and third-party distributors that resell the product to insulin-dependent diabetes customers. The Company is paid directly by customers who use the products, distributors and third-party insurance payors.

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

●

The selling prices are fixed and agreed upon based on the contracts with distributors, the customer and contracted insurance payors, if applicable. For sales to customers associated with insurance providers with whom there is no contract, revenue is recognized upon collection of cash, at which time the price is determinable. The Company generally does not offer rebates to its distributors and customers.

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

The Company offers a cloud-based data management application, t:connect, which is made available to customers upon purchase of the Tandem Pump. This service is deemed an undelivered element at the time of the Tandem Pump sale. Because the Company has neither VSOE nor TPE for this deliverable, the allocation of revenue is based on the Company’s ESP. The Company establishes its ESP based on the estimated cost to provide such services, including consideration for a reasonable profit margin, which is then corroborated by comparable market data. The Company allocates fair value based on management’s ESP to this element at the time of sale and is recognizing the revenue over the four-year hosting period. At June 30, 2015 and December 31, 2014, $0.8 million and $0.7 million was recorded as deferred revenue for the t:connect hosting service, respectively. All other undelivered elements at the time of sale are deemed inconsequential or perfunctory.

Product Returns

The Company offers a 30-day right of return to its customers from the date of shipment of a Tandem Pump, provided a physician’s confirmation of the medical reason for the return is received. Estimated allowances for sales returns are based on historical returned quantities as compared to pump shipments in those same periods. The return rate is then applied to the sales of the current period to establish a reserve at the end of the period. The return rates used in the reserve are adjusted for known or expected changes in the marketplace when appropriate. The allowance for product returns included in other current liabilities on the Company’s balance sheets at June 30, 2015 and December 31, 2014 was $0.2 million and $0.3 million, respectively. Actual product returns have not differed materially from estimated amounts reserved in the accompanying financial statements.

Warranty Reserve

The Company generally provides a four-year warranty on a Tandem Pump to end user customers and may replace any pumps that do not function in accordance with the product specifications. Any pump returned to the Company may be refurbished and redeployed. Additionally, the Company offers a six-month warranty on disposable cartridges and infusion sets. Estimated warranty costs are recorded at the time of shipment. Warranty costs are estimated based on the current expected replacement product cost, actual experience and expected failure rates from test studies performed in conjunction with the clearance of the t:slim pump with the FDA relating to the longevity and reliability of the pump. The Company evaluates the reserve quarterly and makes adjustments when appropriate. At June 30, 2015 and December 31, 2014, the warranty reserve was $3.0 million and $2.0 million, respectively. Actual warranty costs have not differed materially from estimated amounts reserved in the accompanying financial statements.

The following table provides a reconciliation of the change in product warranty liabilities through June 30, 2015 (in thousands):

Balance at December 31, 2014	$1,974
Provision for warranties issued during the period	3,145
Settlements made during the period	(2,108)
Balance at June 30, 2015	$3,011

Current portion	$806
Non-current portion	2,205
Total	$3,011

Stock-Based Compensation

Stock-based compensation cost is measured at the grant date, based on the estimated fair value of the award, and the portion that is ultimately expected to vest is recognized as compensation expense over the employee’s requisite service period on a straight-line basis. The Company estimates the fair value of stock options and shares issued to employees under the Employee Stock Purchase Plan (ESPP) using a Black-Scholes option-pricing model on the date of grant. The Black-Scholes option-pricing model requires the use of subjective assumptions including volatility, expected term, and risk-free rate. For awards that vest based on service conditions, the Company recognizes expense using the straight-line method less estimated forfeitures. As of June 30, 2015, there were no outstanding equity awards with market or performance conditions.

The Company records the expense for stock option grants to non-employees based on the estimated fair value of the stock options using the Black-Scholes option-pricing model. The fair value of non-employee awards is remeasured at each reporting period as the underlying awards vest, unless the instruments are fully vested, immediately exercisable and nonforfeitable on the date of grant.

Net Loss Per Share

Basic net loss per share is calculated by dividing the net loss by the weighted average number of common shares that were outstanding for the period, without consideration for common stock equivalents. Diluted net loss per share is calculated by dividing the net loss by the sum of the weighted-average number of dilutive common share equivalents outstanding for the period determined using the treasury stock method. Dilutive common share equivalents are comprised of warrants, potential awards granted pursuant to the ESPP, and options outstanding under the Company’s other equity incentive plans. For all periods presented, there is no difference in the number of shares used to calculate basic and diluted shares outstanding due to the Company’s net loss position.

Potentially dilutive securities not included in the calculation of diluted net loss per share (because inclusion would be anti-dilutive) are as follows (in common stock equivalent shares):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2015	2014	2015	2014
Warrants for common stock	990,031	1,009,170	990,031	1,009,170
Common stock options	2,042,322	4,352,181	2,042,322	4,350,888
ESPP	16,470	18,251	8,280	9,176
	3,048,823	5,379,602	3,040,633	5,369,234

Recent Accounting Pronouncements

In May 2014, the Financial Accounting Standards Board (“FASB”) and the International Accounting Standards Board issued a comprehensive new revenue recognition standard that will supersede existing revenue guidance under U.S. GAAP and International Financial Reporting Standards. The standard’s core principle is that a company will recognize revenue when it transfers promised goods or services to customers in an amount that reflects the consideration to which the company expects to be entitled in exchange for those goods or services. In doing so, companies will need to use more judgment and make more estimates than under current guidance. This may include identifying performance obligations in the contract, estimating the amount of variable consideration to include in the transaction price and allocating the transaction price to each separate performance obligation. On July 9, 2015, the FASB approved a one-year deferral of the effective date of the standard to December 15, 2017 and early application is permitted, but not before the original effective date of December 15, 2016. The Company is in the process of assessing the future impact of the adoption of the standard on its financial statements.

In April 2015, the FASB issued guidance on the balance sheet presentation requirements for debt issuance costs. The guidance will require that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability, consistent with debt discounts. The guidance is effective for financial statements issued for fiscal years beginning after December 15, 2015, and interim periods within those fiscal years. Early adoption is permitted for financial statements that have not been previously issued. A company should apply the new guidance on a retrospective basis, wherein the balance sheet of each individual period presented should be adjusted to reflect the period-specific effects of applying the new guidance. Upon transition, a company is required to comply with the applicable disclosures for a change in an accounting principle. The guidance only affects the presentation of debt issuance costs in the balance sheet and has no impact on results of operations. We will apply ASU 2015-03 on January 1, 2016 and we do not expect that the application of the new standard will have any impact on our results of operations. Debt issuance costs included in other long-term assets in the accompanying financial statements were $0.4 million and $0.5 million at June 30, 2015 and December 31, 2014, respectively.

3. Short-Term Investments

The Company invests its excess cash in investment securities, principally debt instruments of financial institutions and corporations with strong credit ratings. The following represents a summary of the estimated fair value of short-term investments at June 30, 2015 and December 31, 2014 (in thousands):

At June 30, 2015	Maturity (in years)	Amortized Cost	Unrealized Gain	Unrealized Loss	Estimated Fair Value
Available-for-sale investment securities:
Commercial paper	Less than 1	$41,956	$37	$—	$41,993
Treasury securities	Less than 1	2,084	—	—	2,084
Government-sponsored enterprise securities	Less than 1	7,579	2	(2)	7,579
		$51,619	$39	$(2)	$51,656
Trading securities:
Mutual funds held for nonqualified deferred compensation plan participants		$165	$4		$169
Total		$51,784	$43	$(2)	$51,825

At December 31, 2014	Maturity (in years)	Amortized Cost	Unrealized Gain	Unrealized Loss	Estimated Fair Value
Available-for-sale investment securities:
Commercial paper	Less than 1	$32,536	$9	$—	$32,545
Government-sponsored enterprise securities	Less than 1	3,504	—	(1)	3,503
		$36,040	$9	$(1)	$36,048
Trading securities:
Mutual funds held for nonqualified deferred compensation plan participants		$56	$2	$—	$58
Total		$36,096	$11	$(1)	$36,106

4. Inventory

Inventories, stated at the lower of cost or market, consisted of the following (in thousands):

	June 30,	December 31,
	2015	2014
Raw materials	$9,132	$7,085
Work in process	2,629	1,972
Finished goods	2,909	2,856
Total	$14,670	$11,913

5. Foreign Exchange Rate Contracts

In April 2015, the Company entered into two foreign exchange forward contracts for a total notional amount of $1.0 million, to offset a portion of the foreign exchange risk of expected future cash flows on certain Euro-denominated liabilities that are associated with the purchase of manufacturing equipment. Both forward contracts are short-term contracts expiring before December 31, 2015. While the foreign exchange forward contracts act as economic hedges, they are not designated as hedges for accounting purposes. Gains and losses resulting from changes in the fair values of these foreign exchange forward contracts are recorded to other income or expense on the Company’s statement of operations and comprehensive loss.

The following table summarizes the notional amount of the foreign exchange forward contracts outstanding as of June 30, 2015 and December 31, 2014 (in thousands):

	June 30,	December 31,
	2015	2014
Foreign exchange contracts not designated as hedges	$971	$—

The following table summarizes the fair value of derivative instruments included in Prepaid and other current assets in the accompanying Balance Sheets (in thousands):

	June 30,	December 31,
	2015	2014
Foreign exchange contracts not designated as hedges	$17	$—

The following table summarizes the gain recognized in earnings for foreign currency forward contracts outstanding for the three and six months ended June 30, 2015 and 2014 (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2015	2014	2015	2014
Foreign exchange contracts not designated as hedges	$17	$—	$17	$—

6. Fair Value Measurements

Authoritative guidance on fair value measurements defines fair value, establishes a consistent framework for measuring fair value, and expands disclosures for each major asset and liability category measured at fair value on either a recurring or a nonrecurring basis. Fair value is an exit price, representing the amount that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants. As such, fair value is a market-based measurement that should be determined based on assumptions that market participants would use in pricing an asset or liability. As a basis for considering such assumptions, the authoritative guidance establishes a three-tier fair value hierarchy, which prioritizes the inputs used in measuring fair value as follows:

Level 1:	Observable inputs such as unadjusted quoted prices in active markets that are accessible at the measurement date for identical, unrestricted assets or liabilities.

Level 2:	Inputs, other than the quoted prices in active markets, that are observable either directly or indirectly for substantially the full term of the asset or liability.

Level 3:	Unobservable inputs in which there is little or no market data, which require the reporting entity to develop its own valuation techniques that require input assumptions.

The following table presents information about the Company’s financial assets and liabilities measured at fair value on a recurring basis as of June 30, 2015 and December 31, 2014, and indicates the fair value hierarchy of the valuation techniques utilized by the Company to determine such fair value (in thousands):

		Fair Value Measurements at
		June 30, 2015
		(Level 1)	(Level 2)	(Level 3)
Assets
Cash equivalents (1)	$41,486	$41,486	$—	$—
Commercial paper	41,993	—	41,993	—
Mutual funds held for nonqualified deferred compensation plan participants (2)	169	169	—	—
Government-sponsored enterprise securities	7,579	—	7,579	—
Treasury securities	2,084	2,084	—	—
Foreign exchange forward contracts not designated as hedges (3)	17		17	—
Total assets	$93,328	$43,739	$49,589	$—

Liabilities
Deferred compensation (2)	$169	$169	$—	$—
Total liabilities	$169	$169	$—	$—

		Fair Value Measurements at
		December 31, 2014
		(Level 1)	(Level 2)	(Level 3)
Assets
Cash equivalents (1)	$30,050	$30,050	$—	$—
Commercial paper	32,545	—	32,545	—
Mutual funds held for nonqualified deferred compensation plan participants (2)	58	58	—	—
Government-sponsored enterprise securities	3,503	—	3,503	—
Total assets	$66,156	$30,108	$36,048	$—
Liabilities
Deferred compensation (2)	$58	$58	$—	$—
Total liabilities	$58	$58	$—	$—

(1)	Cash equivalents included money market funds and commercial paper with a maturity of three months or less from the date of purchase.
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

(3)

The fair value of foreign exchange forward contracts not designated as hedges is determined using the forward exchange rates at the measurement date, with the resulting value discounted back to present values.

The Company’s Level 2 financial instruments are valued using market prices on less active markets with observable valuation inputs such as interest rates and yield curves. The Company obtains the fair value of Level 2 financial instruments from quoted market prices, calculated prices or quotes from third-party pricing services. The Company validates these prices through independent valuation testing and review of portfolio valuations provided by the Company’s investment managers. There were no transfers between Level 1 and Level 2 securities during the three and six months ended June 30, 2015.

7. Loan Agreements

At June 30, 2015 and December 31, 2014, the Company had $30.0 million aggregate borrowings outstanding under the Amended and Restated Term Loan Agreement with Capital Royalty Partners (the “Amended and Restated Term Loan Agreement”). Under the agreement, interest is payable, at the Company’s option, (i) in cash at a rate of 11.5% per annum or (ii) at a rate of 9.5% of the 11.5% per annum in cash and 2.0% of the 11.5% per annum to be added to the principal of the loan and subject to accruing interest. The Company has elected to pay interest in cash at a rate of 11.5% per annum. Interest-only payments are due quarterly on March 31, June 30, September 30 and December 31 of each year of the interest-only payment period, which ends on March 31, 2018.

At December 31, 2014, the Company was also a party to a new Term Loan Agreement with Capital Royalty Partners (the “New Tranche Term Loan Agreement”), under which the Company could have borrowed up to an additional $30.0 million on or before March 31, 2015 at the same interest rate and on the same key terms as the Amended and Restated Term Loan Agreement.

In February 2015, the Company amended its Amended and Restated Term Loan Agreement, as well as its New Tranche Term Loan Agreement. Pursuant to this amendment, the interest-only payment period was extended to December 31, 2019 from March 31, 2018, at the same interest rate and on the same key terms as the existing agreements. The principal balance is due in full at the end of the term of the amended and restated term loan, which is March 31, 2020. The present value of the future cash flows under the modified terms did not exceed the present value of the future cash flows under the previous terms by more than 10%. The Company treated this amendment as a modification. The remaining debt discount costs are be amortized over the remaining term of the Amended and Restated Term Loan Agreement using the effective interest method.

The Company did not elect to borrow any amounts under the New Tranche Term Loan Agreement on or before March 31, 2015, and the Company’s ability to borrow any amounts under that agreement has now lapsed.

The Capital Royalty loan is collateralized by all assets of the Company. The Amended and Restated Term Loan Agreement also imposes various affirmative and negative covenants on the Company. The principal financial covenants require that the Company attain minimum annual revenues of $30.0 million in 2014, $50.0 million in 2015, $65.0 million in 2016, $80.0 million in 2017 and $95.0 million each year thereafter until the end of the term of the loan. At June 30, 2015, the Company was in compliance with all of the covenants in the Amended and Restated Term Loan Agreement.

8. Stockholders’ Equity

Public Offering

In the first quarter of 2015, the Company completed a public offering of 6,037,500 shares of its common stock at a public offering price of $11.50 per share. Net cash proceeds from the public offering were approximately $64.9 million, after deducting underwriting discounts, commissions and offering expenses payable by the Company.

Shares Reserved for Future Issuance

The following shares of the Company’s common stock are reserved for future issuance at June 30, 2015:

Shares underlying outstanding warrants	990,031
Shares underlying outstanding stock options	5,689,557
Shares authorized for future equity award grants	2,174,749
Shares authorized for issuance as ESPP awards	605,844
9,460,181

The Company issued 150,259 shares of its common stock upon the exercise of stock options and warrants during the six months ended June 30, 2015, and issued 477,741 shares of its common stock upon the exercise of stock options and warrants during the year ended December 31, 2014.

In October 2013, the Company adopted the ESPP, which enables eligible employees to purchase shares of the Company’s common stock using their after tax payroll deductions, subject to certain conditions. Generally, the ESPP consists of a two-year offering period with four six-month purchase periods which begin in May and November of each year. There were 164,569 shares of the Company’s common stock purchased under the ESPP during the six months ended June 30, 2015, and 251,390 shares of the Company’s common stock purchased under the ESPP during the year ended December 31, 2014.

Stock-Based Compensation

The assumptions used in the Black-Scholes option-pricing model are as follows:

	Stock Option
	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2015	2014	2015	2014
Weighted average grant date fair value (per share)	$7.24	$11.58	$7.67	$16.38
Risk-free interest rate	1.7%	1.9%	1.7%	1.9%
Expected dividend yield	0.0%	0.0%	0.0%	0.0%
Expected volatility	66.1%	78.6%	67.4%	78.7%
Expected term (in years)	6.1	6.1	6.1	6.1

	ESPP
	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2015	2014	2015	2014
Weighted average grant date fair value (per share)	$4.98	$7.30	$4.98	$7.30
Risk-free interest rate	0.3%	0.2%	0.3%	0.2%
Expected dividend yield	0.0%	0.0%	0.0%	0.0%
Expected volatility	62.1%	62.9%	62.1%	62.9%
Expected term (in years)	1.3	1.3	1.3	1.3

The following table summarizes the allocation of stock-based compensation expense (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2015	2014	2015	2014
Cost of sales	$307	$263	$631	$626
Selling, general and administrative	2,602	2,816	5,580	5,819
Research and development	351	452	822	857
Total	$3,260	$3,531	$7,033	$7,302

The total stock-based compensation capitalized as part of the cost of inventory was $0.2 million and $0.2 million at June 30, 2015 and December 31, 2014, respectively.

9. Collaborations

DexCom Development and Commercialization Agreement

In February 2012, the Company entered into a Development and Commercialization Agreement with DexCom, Inc. (DexCom Agreement) for the purpose of collaborating on the development and commercialization of an integrated system which incorporates the t:slim Insulin Delivery System with DexCom’s proprietary continuous glucose monitoring system. Under the DexCom Agreement, the Company paid DexCom $1.0 million at the commencement of the collaboration in 2012, and an additional $1.0 million in 2014, upon the achievement of a pre-market approval, or PMA, submission to the FDA. Both payments were recorded as research and development costs in their respective years. The Company will make one additional $1.0 million payment upon approval of the PMA submission by the FDA. Additionally, the Company will reimburse DexCom up to $1.0 million of its development costs and is solely responsible for its own development costs. As of June 30, 2015, the Company has reimbursed DexCom $0.2 million of its development costs. The research and development costs recognized for the three and six months ended June 30, 2015, and 2014 were not significant.

Upon commercialization of the integrated system, and as compensation for the non-exclusive license rights, the Company will pay DexCom a royalty of $100 for each integrated system sold.

JDRF Collaboration

In January 2013, the Company entered into a Research, Development and Commercialization Agreement with the Juvenile Diabetes Research Foundation (JDRF Agreement) to develop the t:dual Infusion System, a first-of-its-kind, dual-chamber infusion pump for the management of diabetes. According to the terms of the JDRF Agreement, JDRF will provide research funding of up to $3.0 million based on the achievement of research and development milestones, not to exceed research costs incurred by the Company. Payments that the Company receives to fund the collaboration efforts under the terms of the JDRF Agreement are recorded as restricted cash and current and long-term liabilities. The liabilities are recognized as an offset of research and development expenses straight-line over the remaining months until anticipated completion of the final milestone, only to the extent that the restricted cash is utilized to fund such development activities. The estimated completion date is re-evaluated each reporting period based on development progress through that date. As of June 30, 2015, and in light of the Company’s assessment of technical and regulatory challenges, the Company is unable to estimate the completion date of the project. Therefore, further amortization of the liabilities will cease until such date can be determined.

As of June 30, 2015, milestone payment achievements totaled $0.7 million, and research and development costs were offset cumulatively by $0.5 million. The research and development costs were offset by $37,000 and $74,000 for the three and six months ended June 30, 2015, respectively, and $46,000 and $0.1 million for the three and six months ended June 30, 2014, respectively. The Company did not have any restricted cash balances related to the JDRF Agreement at June 30, 2015 or December 31, 2014.

10. Commitments and Contingencies

From time to time, the Company may be subject to legal proceedings, regulatory encounters or other matters arising in the ordinary course of business, including actions with respect to intellectual property, employment, product liability, and contractual matters. The Company assesses the probability and range of possible loss based on the developments in these matters on a regular basis. A liability is recorded in the financial statements if the Company believes it is probable that a loss has been incurred and the amount of the loss can be reasonably estimated. Because of the uncertainties related to the occurrence, amount, and range of loss on any pending actions, the Company is currently unable to predict their ultimate outcomes, and, with respect to any pending litigation or claim where no liability has been accrued, to make a meaningful estimate of the reasonably possible loss or range of loss that could result from an unfavorable outcome. At each of June 30, 2015 and December 31, 2014, there were no material matters for which the negative outcome was considered probable or estimable

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

You should read the following discussion and analysis together with our financial statements and related notes in Part I, Item 1 of this Quarterly Report on Form 10-Q.

This Quarterly Report contains forward-looking statements within the meaning of the federal securities laws. These forward-looking statements are intended to qualify for the safe harbor from liability established by the Private Securities Litigation Reform Act of 1995. All statements included or incorporated by reference in this Quarterly Report, other than statements of historical fact, are forward-looking statements. You can identify forward-looking statements by the use of words such as “may,” “will,” “could,” “anticipate,” “expect,” “intend,” “believe,” “continue” or the negative of such terms, or other comparable terminology. Forward-looking statements also include the assumptions underlying or relating to such statements.

Our forward-looking statements are based on our management’s current assumptions and expectations about future events and trends, which affect or may affect our business, strategy, operations or financial performance. Although we believe that these forward-looking statements are based upon reasonable assumptions, they are subject to numerous known and unknown risks and uncertainties and are made in light of information currently available to us. Our actual results could differ materially from those anticipated in these forward-looking statements as a result of various factors, including those set forth below in the section entitled “Risk Factors” in Part II, Item 1A, and elsewhere in this Quarterly Report. You should read this Quarterly Report with the understanding that our actual future results may be materially different and worse from what we expect.

Forward-looking statements speak only as of the date they were made, and, except to the extent required by law or the rules of the NASDAQ Stock Market, we undertake no obligation to update or review any forward-looking statement because of new information, future events or other factors. Readers are cautioned not to place undue reliance on forward-looking statements.

Overview

We are a medical device company with an innovative approach to the design, development and commercialization of products for people with insulin-dependent diabetes. The foundation of our product portfolio is our proprietary technology platform and unique consumer-focused approach, which allows us to focus on both consumer and clinical needs to develop and commercialize products that address different segments of the insulin-dependent diabetes market. We began commercial sales of our flagship product, the t:slim Insulin Delivery System, or t:slim, in August 2012. In January 2015, we received clearance from the FDA to commercialize our next product, the t:flex Insulin Delivery System, or t:flex, for people with greater insulin needs. We began commercial sales of t:flex in the United States during the second quarter of 2015.

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

Since inception, we have derived nearly all of our revenue from the sale of insulin pumps and associated supplies in the United States. We consider the number of units shipped per quarter to be an important metric for managing our business. We have shipped an aggregate of more than 24,000 insulin pumps since commercialization, including 374 t:flex pumps, which shipments are broken down by quarter as follows:

	Units Shipped for Each of the Three Months Ended in Respective Years
	2015	2014	2013	2012
March 31	2,487	1,723	852	N/A
June 30	3,331	2,235	1,363	9
September 30	N/A	2,935	1,851	204
December 31	N/A	3,929	2,406	844
Total	5,818	10,822	6,472	1,057

For the three months ended June 30, 2015 and 2014, our sales were $15.7 million and $10.3 million, respectively. For the three months ended June 30, 2015 and 2014, our net loss was $19.5 million and $19.2 million, respectively. For the six months ended June 30, 2015 and 2014, our sales were $28.0 million and $18.3 million, respectively. For the six months ended June 30, 2015 and 2014, our net loss was $40.7 million and $41.2 million, respectively.

A substantial portion of the purchase price of an insulin pump is typically paid for by third-party payors, including private insurance companies, preferred provider organizations and other managed care providers. Access to adequate coverage and reimbursement for our current and future products by third-party payors is essential to the acceptance of our products by customers. Future sales of our current and future products will be limited unless our customers can rely on third-party payors to pay for all or part of the associated purchase cost. In circumstances in which we do not have contracts established with third-party payors, to the extent possible, we utilize our network of national and regional distributors to service our customers.

We believe we can achieve profitability because our proprietary technology platform will allow us to maximize efficiencies in the development, production and sale of our products. By leveraging our technology platform, we believe we can develop and bring to market products more rapidly, while significantly reducing our design and development costs. We also expect to continue to increase production volume and to reduce the per-unit production overhead cost for our pump products and their associated disposable cartridges over time. Further, due to shared product design features, our production system is adaptable to new products and we intend to leverage our shared manufacturing infrastructure to reduce our product costs and drive operational efficiencies. By expanding our product offerings to address people in different segments of the large and growing insulin-dependent diabetes market, we believe we can increase the productivity of our sales force, thereby improving our operating margin.

From inception through June 30, 2015, we have primarily financed our operations through sales of equity securities, and, to a lesser extent, debt financings. We expect to continue to incur net losses for the next several years, and may require additional capital through equity and debt financings in order to fund our operations at a level of revenue adequate to support our cost structure.

In the first quarter of 2015, we completed a public offering of 6,037,500 shares of our common stock at a public offering price of $11.50 per share. Net cash proceeds from the public offering were approximately $64.9 million, after deducting underwriting discounts, commissions and offering expenses payable by us.

In the second quarter of 2015, we entered into worldwide, non-exclusive Development Agreements with Dexcom, Inc. to allow the integration of future generations of our insulin pumps with the Dexcom G5 and G6 continuous glucose monitoring systems.

We have experienced considerable revenue growth since the commercial launch of t:slim in the third quarter of 2012, while incurring operating losses since our inception. Our operating results may fluctuate on a quarterly or annual basis in the future, in particular in the periods surrounding anticipated and actual regulatory approvals of new products and during the initial stages of commercialization of new products, and our growth or operating results may not be consistent with predictions made by securities analysts. We may not be able to achieve profitability in the future. For additional information about the risks and uncertainties associated with our business, see the section entitled “Risk Factors” in Part II, Item 1A of this Quarterly Report on Form 10-Q.

Voluntary Recall

On January 10, 2014, we announced a voluntary recall of select lots of cartridges used with the t:slim that may have been at risk of leaking. The cause of the recall was identified during our internal product testing. The recall was expanded on January 20, 2014 to include additional lots of affected cartridges used with the t:slim. We incurred approximately $1.7 million in direct costs associated with the recall. This included a cost of sales charge of approximately $0.4 million in the first half of 2014 for affected cartridges shipped in the first quarter of 2014. The total cost of the recall consisted of approximately $0.7 million associated with the return and replacement of affected cartridges in the field and approximately $1.0 million for the write-off of affected cartridges within our internal inventory. As of December 31, 2014, the FDA determined that the recall is terminated and we do not currently expect any further direct financial impact of the recall beyond these costs.

Components of Results of Operations

Sales

We commenced commercial sales of t:slim Insulin Delivery System in the United States in the third quarter of 2012. We launched our second insulin pump product, the t:flex Insulin Delivery System, in the second quarter of 2015. The Insulin Delivery System is comprised of the insulin pump and pump-related supplies that include disposable cartridges and infusion sets. We also offer accessories including protective cases, belt clips, and power adapters. Sales of accessories since commercial launch have not been material. We primarily sell our products through national and regional distributors on a non-exclusive basis. These distributors are generally providers of medical equipment and supplies to individuals with diabetes. Our primary end customers are people with insulin-dependent diabetes. Similar to other durable medical equipment, the primary payor is generally a third-party insurance carrier and the customer is usually responsible for any medical insurance plan copay or coinsurance requirements.

We anticipate that our sales will increase as we expand our sales and marketing infrastructure, increase awareness of our products, introduce new products into the market, and broaden third-party reimbursement for our products. Our quarterly sales may also fluctuate substantially in the periods surrounding anticipated and actual regulatory approvals of new products. For instance, some customers may defer a purchasing decision if they believe that a new product may be launched in the future. We also expect that our sales will fluctuate on a quarterly basis in the future due to a variety of factors, including the impact of the buying patterns of our distributors and other customers, as well as the impact of seasonality. We believe that our sales are subject to seasonal fluctuation due to the impact of annual deductible and coinsurance requirements associated with most medical insurance plans utilized by our individual customers and the individual customers of our distributors. Our sales may also be negatively impacted by the summer vacation period. In addition, we have experienced and, subject to the factors described above that could impact quarterly fluctuations, expect to continue to experience sequential growth of sales in each quarter from the first quarter to the fourth quarter, but we also expect sequential sales from the fourth quarter to the first quarter to be relatively flat or down. Our overall 2014 sales were weighted heavily towards the second half of the year, and we expect this trend to continue in 2015.

Cost of Sales

We manufacture our pumps and disposable cartridges at our manufacturing facility in San Diego, California. Infusion sets and pump accessories are manufactured by third-party suppliers. Cost of sales includes raw materials, labor costs, manufacturing overhead expenses, product training costs and reserves for expected warranty costs, scrap and inventory obsolescence. Due to our relatively low production volumes compared to our potential production capacity, manufacturing overhead expenses are currently a significant portion of our per-unit costs. These manufacturing overhead expenses include expenses relating to quality assurance, manufacturing engineering, material procurement, inventory control, facilities, equipment, information technology and operations supervision and management.

We anticipate that our cost of sales will increase as our products gain broader market acceptance. However, as our sales increase, we expect our overall gross margin, which for any given period is calculated as sales less cost of sales divided by sales, to fluctuate in future periods as a result of numerous factors, including the changing percentage of products sold to distributors versus directly to individual customers, the changing mix of products sold with different gross margins, varying levels of reimbursement among third-party payors, the timing and success of new product launches, warranty and training costs, and changes in our manufacturing processes, costs or output. Manufacturing efficiencies or inefficiencies will also impact our gross margins, which we may experience as we attempt to manufacture our products on a larger scale, launch new products, change our manufacturing processes, change our manufacturing capacity or output, implement additional automated manufacturing equipment and expand our manufacturing facilities.

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

Other Income and Expense

Our other income and expense primarily consists of interest expense and amortization of debt discount and debt issuance costs associated with the Amended and Restated Term Loan Agreement. At each of June 30, 2015 and December 31, 2014, there was $30.0 million of outstanding principal under the agreement, which accrues interest at a rate of 11.5% per annum (see the section below entitled “Indebtedness”).

Results of Operations

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(in thousands, except percentages)	2015	2014	2015	2014
Sales	$15,706	$10,255	$28,014	$18,320
Cost of sales	10,905	6,806	20,406	14,005
Gross profit	4,801	3,449	7,608	4,315
Gross margin	31%	34%	27%	24%
Operating expenses:
Selling, general and administrative	19,599	18,068	38,954	36,109
Research and development	3,873	3,699	7,735	7,362
Total operating expenses	23,472	21,767	46,689	43,471
Operating loss	(18,671)	(18,318)	(39,081)	(39,156)
Other income (expense), net:
Interest and other income	61	31	160	49
Interest and other expense	(923)	(910)	(1,821)	(2,052)
Total other expense, net	(862)	(879)	(1,661)	(2,003)
Net loss	$(19,533)	$(19,197)	$(40,742)	$(41,159)

Comparison of the Three Months Ended June 30, 2015 and 2014

Sales. Sales for the three months ended June 30, 2015 were $15.7 million, representing an increase of 53% compared to $10.3 million for the same period in 2014. For the three months ended June 30, 2015, sales for t:slim pumps and t:flex pumps were $11.5 million and $1.4 million, respectively. For the three months ended June 30, 2015 and 2014, sales of insulin pumps accounted for 83% and 85% of sales, respectively, while sales of pump-related supplies primarily accounted for the remainder of our sales during those periods. Sales of accessories were not material in either of the reported periods.

The increase in sales during the three months ended June 30, 2015 compared to the same period in 2014 was primarily attributable to a 49% increase in pump shipments from 2,235 in the second quarter of 2014 to 3,331 in the second quarter of 2015. This includes pump shipments of 374 t:flex pumps during the second quarter of 2015 compared to none in 2014. During the first six months of 2014, we expanded from 36 to 60 sales territories. At June 30, 2015, we operated with 60 sales territories.

Sales to distributors accounted for 78% and 71% of our total sales for the three months ended June 30, 2015 and 2014, respectively. The mix of sales to distributors versus direct customers is principally determined by whether or not we have a contractual arrangement with the underlying third-party insurance payor. The increase in the percentage of our sales to distributors is primarily attributable to certain arrangements between insurance payors and our distributors that became effective during the third quarter of 2014. As a result of these new arrangements, a portion of our business that previously involved an opportunity to make a direct sale to the customer transitioned to an opportunity to make a sale through a distributor. The new agreement has afforded certain members easier access to our products as an in-network benefit and provided access to our products for a large portion of members who were previously unable to obtain coverage for our products.

Cost of Sales and Gross Profit. Our cost of sales for the three months ended June 30, 2015 was $10.9 million, representing an increase of 60% compared to $6.8 million for the same period in 2014. Gross profit for the three months ended June 30, 2015 was $4.8 million and gross margin was 31%, compared to gross profit of $3.4 million and gross margin of 34% for the same period in 2014.

The decrease in our gross margin for the three months ended June 30, 2015 from the comparable period in 2014 was primarily due to the changing mix of products sold with different gross margins and the changing percentage of products sold to distributors versus directly to individual customers. Our gross margin on the insulin pumps was higher than our gross margin on pump-related supplies for the quarters ended June 30, 2015 and 2014, and is expected to remain higher in the future. Additionally, reimbursement for our products is generally more favorable when products are sold on a direct basis.

Other factors impacting our gross margins included varying levels of reimbursement among third party payors on our direct business, new product launch scale-up, warranty and training costs, and other changes in our manufacturing processes, costs and output. We continue to increase our manufacturing operations and costs as we address increasing production volume requirements. Our manufacturing overhead costs have been, and will continue to be, a significant component of the costs of our products. As a result our manufacturing overhead costs have impacted, and may continue to impact, our gross margins as we attempt to manufacture our products on a larger scale, change our manufacturing processes, change our manufacturing capacity or output, implement additional automated manufacturing equipment and expand our manufacturing facilities.

Selling, General and Administrative Expenses. SG&A expenses increased 8% to $19.6 million for the three months ended June 30, 2015 from $18.1 million for the same period in 2014. Employee-related expenses for our sales, general and administrative functions comprise the majority of the SG&A expenses. Such employee-related expenses increased $2.1 million for the period ended June 30, 2015 as compared to the same period in 2014, including an increase of $1.3 million in sales commissions. This increase in expenses was offset by a decrease of $0.6 million primarily associated with travel expenses, supplies, and outside services as compared to the same period in 2014.

Research and Development Expenses. R&D expenses increased 5% to $3.9 million for the three months ended June 30, 2015 from $3.7 million for the same period in 2014 principally as a result of increased headcount within our R&D organization.

Other Income and Expense. Other expense for each of the three months ended June 30, 2015 and 2014 was $0.9 million. Other expense for both periods was primarily comprised of interest expense associated with the term loan agreement with Capital Royalty Partners. Interest currently accrues at a rate of 11.5% of the outstanding principal balance of $30.0 million. Other income for both periods presented was not material.

Comparison of the Six Months Ended June 30, 2015 and 2014

Sales. Sales for the six months ended June 30, 2015 were $28.0 million, representing an increase of 53% compared to sales of $18.3 million for the same period in 2014. For the six months ended June 30, 2015, sales for t:slim pumps and t:flex pumps were $21.5 million and $1.4 million, respectively. For the six months ended June 30, 2015 and 2014, sales from our insulin pumps accounted for 82% and 86% of sales, respectively, while sales of pump-related supplies primarily accounted for the remainder of our sales during those periods. Sales of accessories were not material in either of the reported periods.

The increase in sales during the six months ended June 30, 2015 compared to the same period in 2014 was primarily attributable to a 47% increase in pump shipments from 3,958 in the first six months of 2014 to 5,818 in the same period of 2015. During the first six months of 2014, we expanded from 36 to 60 sales territories. At June 30, 2015, we operated with 60 sales territories. During the expansion of the sales territories in 2014 and for several months following, we believe our sales representatives experienced some disruption in their individual productivity as territories were realigned and responsibilities adjusted.

Sales to distributors accounted for 77% and 70% of our total sales for the six months ended June 30, 2015 and 2014, respectively. The mix of sales to distributors versus direct customers is principally determined by whether or not we have a contractual arrangement with the underlying third-party insurance payor. The increase in the percentage of our sales to distributors is primarily attributable to certain arrangements between insurance payors and our distributors that became effective during the third quarter of 2014. As a result of these arrangements, a portion of our business that previously involved an opportunity to make a direct sale to the customer transitioned to an opportunity to make a sale through a distributor. The new arrangement afforded certain members easier access to our products as an in-network benefit and provided access to our products to a large portion of members who were previously unable to obtain coverage for our products.

Cost of Sales and Gross Profit. Our cost of sales for the six months ended June 30, 2015 was $20.4 million, representing an increase of 46% compared to $14.0 million for the same period in 2014. Gross profit for the six months ended June 30, 2015 was $7.6 million and gross margin was 27% compared to gross profit of $4.3 million and gross margin of 24% for the same period in 2014. Included in cost of sales for the six months ended June 30, 2014 were costs of $0.4 million associated with our voluntary product recall of selected lots of cartridges initiated in January 2014, resulting in a reduction of the gross margin for that period of one percentage point.

The increase in our gross margin for the six months ended June 30, 2015 from the comparable period in 2014 was primarily due to the impact of the voluntary recall on the 2014 results. We also saw a positive impact from an improvement in per unit manufacturing overhead costs, driven by increased production volumes and manufacturing efficiencies. This increase was partially offset by the percentage of products sold to distributors versus directly to individual customers, and an increase in sales of pump-related supplies, which generally have lower gross margins than our insulin pumps.

Selling, General and Administrative Expenses. SG&A expenses increased 8% to $39.0 million for the six months ended June 30, 2015 from $36.1 million for the same period in 2014. Employee-related expenses for our sales, general and administrative functions comprise the majority of the SG&A expenses. Such employee-related expenses increased $4.0 million for the period ended June 30, 2015 as compared to the same period in 2014, including an increase of $2.1 million in sales commissions. This increase in expenses was offset by a decrease of $1.1 million primarily associated with travel expenses, supplies, and outside services as compared to the same period in 2014.

Research and Development Expenses. R&D expenses increased 5% to $7.7 million for the six months ended June 30, 2015 from $7.4 million for the same period in 2014 principally as a result of increased headcount within our R&D organization.

Other Income and Expense. Other expense for the six months ended June 30, 2015 and 2014 was $1.8 million and $2.1 million, respectively. This was primarily comprised of interest expense associated with the term loan agreement with Capital Royalty Partners.  The decrease in expense is due to a reduction in the interest rate from 14% to 11.5% effective April 2014. Other income for both periods presented was not material.

Liquidity and Capital Resources

At June 30, 2015, we had $99.7 million in cash, cash equivalents and short-term investments, which included $2.0 million of restricted cash. We believe that our current cash and cash equivalents balances, together with cash generated from operations and proceeds from the exercise of options and warrants will be sufficient to satisfy our liquidity requirements for at least the next twelve months. We expect that our future liquidity and capital resource needs will be impacted by numerous factors, including market acceptance and sales of our products, and our financial and operating performance. We have utilized, and may continue to utilize, debt arrangements with debt providers and financial institutions to finance our operations. Factors such as interest rates and available cash will impact our decision to continue to utilize debt arrangements as a source of cash.

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

The following table shows a summary of our cash flows for the six months ended June 30, 2015 and 2014:

	Six Months Ended
	June 30, 2015
(in thousands)	2015	2014
Net cash provided by (used in):
Operating activities	$(34,180)	$(34,260)
Investing activities	(17,968)	(27,832)
Financing activities	66,893	1,915
Total	$14,745	$(60,177)

Operating activities. Net cash used in operating activities was $34.2 million for the six months ended June 30, 2015, compared to $34.3 million for the same period in 2014. The change in net cash used in operating activities was primarily due to an increase in inventory to meet production requirements, offset by other changes in working capital including those resulting from the timing of payments of certain liabilities.

Investing activities. Net cash used in investing activities was $18.0 million for the six months ended June 30, 2015, which was primarily related to the purchase of $59.0 million of short-term investments and $2.4 million of long-term assets, offset by proceeds from sales and maturities of short-term investments of $43.5 million. Net cash used in investing activities was $27.8 million for the six months ended June 30, 2014, which was primarily related to the net purchase of $25.0 million of short-term investments and $2.7 million of property and equipment, primarily for facility improvement and purchase of manufacturing and research and development equipment.

Financing activities. Net cash provided by financing activities was $66.9 million for the six months ended June 30, 2015, which was primarily the result of the net proceeds from a public offering of our common stock in the amount of $64.9 million and $2.0 million in proceeds from the issuance of common stock through our ESPP, as well as the exercise of outstanding stock options and warrants. Net cash provided by financing activities in the first six months of 2014 was primarily associated with $1.9 million in net proceeds from the issuance of our common stock through our ESPP, as well as stock options and warrant exercises.

Our liquidity position and capital requirements are subject to fluctuation based on a number of factors. For example, our cash inflows and outflows may be impacted by the following:

●	fluctuations in gross margins and operating margins;

●	our ability to launch and commercialize products to generate sales; and

●	fluctuations in working capital.

Our primary short-term capital needs, which are subject to change, include expenditures related to:

●	support of our commercialization efforts related to our current and future products;

●	improvements in our manufacturing capacity and efficiency;

●	growth of our sales, marketing and clinical infrastructure;

●	new research and product development efforts;

●	payment of quarterly interest due under our term loan with Capital Royalty;

●	the acquisition of equipment and other fixed assets;

●	facilities expansion needs; and

●	potential up-front fees, milestone payments or reimbursement of costs under R&D collaborations and licensing agreements.

Although we believe the foregoing items reflect our most likely uses of cash in the short term, we cannot predict with certainty all of our particular short-term cash uses or the timing or amount of cash used. If cash generated from operations is insufficient to satisfy our working capital and capital expenditure requirements, we may be required to sell additional equity or debt securities or obtain additional credit facilities. Additional capital, if needed, may not be available on satisfactory terms, if at all. Furthermore, any additional equity financing may be dilutive to stockholders, and debt financing, if available, may include restrictive covenants and commit us to significant additional debt service obligations.

Indebtedness

Capital Royalty Partners Term Loans

At June 30, 2015, we had $30.0 million aggregate borrowings outstanding under a term loan agreement with Capital Royalty Partners. Under the agreement, interest is payable, at our option, (i) in cash at a rate of 11.5% per annum or (ii) at a rate of 9.5% of the 11.5% per annum in cash and 2.0% of the 11.5% per annum to be added to the principal of the loan and subject to accruing interest. We have elected to pay interest in cash at a rate of 11.5% per annum. Interest-only payments are due quarterly on March 31, June 30, September 30 and December 31 of each year of the interest-only payment period, which ends on December 31, 2019. The principal balance is due in full at the end of the term of the loan which is March 31, 2020.

The loan is collateralized by all of our assets. The term loan agreement also imposes various affirmative and negative covenants on us. The principal financial covenants require that we attain minimum annual revenues of $30.0 million in 2014, $50.0 million in 2015, $65.0 million in 2016, $80.0 million in 2017 and $95.0 million each year thereafter until the end of the term of the loan. At June 30, 2015, we were in compliance with all of the covenants in the Amended and Restated Term Loan Agreement.

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

We invest our excess cash primarily in commercial paper, government-sponsored enterprise securities and U.S. government treasury securities. Some of the financial instruments in which we invest have market risk associated with them, in that a change in prevailing interest rates may cause the principal amount of the instrument to fluctuate. Other financial instruments in which we invest potentially subject us to credit risk, in that the value of the instrument may fluctuate based on the issuer’s ability to pay.

The primary objectives of our investment activities are to maintain liquidity and preserve principal while maximizing the income we receive from our financial instruments without significantly increasing risk. We have established guidelines regarding approved investments and maturities of investments, which are primarily designed to maintain liquidity and preserve principal.

Because of the short-term maturities of our financial instruments, we do not believe that an increase or decrease in market interest rates would have any significant impact on the realized value of our investment portfolio. If a 10% change in interest rates were to have occurred on June 30, 2015, this change would not have had a material effect on the fair value of our investment portfolio as of that date.

The interest rate under our Amended and Restated Term Loan Agreement is fixed and not subject to changes in market interest rates.

Our operations are located in the United States, and nearly all of our sales since inception have been made in U.S. dollars. Accordingly, we have assessed that we do not have any material exposure to foreign currency rate fluctuations. From time to time, we may have foreign exchange risk associated with currency exposure related to existing assets and liabilities, committed transactions and forecasted future cash flows. We seek to manage our foreign exchange risk by using derivative instruments such as foreign exchange forward contracts to hedge our risks. In general, we may hedge material foreign exchange exposures up to twelve months in advance. However, we may choose not to hedge some exposures for a variety of reasons including prohibitive economic costs.

Since commercialization of our products, inflation has not had a material impact on our financial position.

Item 4.	Controls and Procedures

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in the periodic and current reports that we file with the SEC is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate, to allow for timely decisions regarding required disclosure. In designing and evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable and not absolute assurance of achieving the desired control objectives. In reaching a reasonable level of assurance, management necessarily is required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures. In addition, the design of any system of controls is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance a particular design will succeed in achieving its stated goals under all potential future conditions. Furthermore, over time, controls may become inadequate because of changes in conditions, or the degree of compliance with policies or procedures may deteriorate. Because of the inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and not be detected.

As of June 30, 2015, we carried out an evaluation, under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based on this evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of June 30, 2015.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) during the quarter ended June 30, 2015, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Risks Relating to Our Business and our Industry

We have incurred significant operating losses since inception and cannot assure you that we will achieve profitability.*

Since our inception in January 2006 we have incurred a significant net loss. As of June 30, 2015, we had an accumulated deficit of $289.5 million. To date, we have financed our operations primarily through public and private sales of our equity securities, debt financing with Capital Royalty Partners and certain of its affiliates, and sales of our products. We have devoted substantially all of our resources to the research and development of our products, the commercial launch of our products, the development of a sales and marketing team and the assembly of a management team to manage our business.

We began commercial sales of t:slim in the third quarter of 2012. Since the first quarter of 2013, we have been able to manufacture and sell t:slim at a cost and in volumes sufficient to allow us to achieve a positive gross margin. For the years ended December 31, 2014 and 2013, our gross profit was $15.2 million and $6.2 million, respectively. For the six months ended June 30, 2015 and 2014, our gross profit was $7.6 million and $4.3 million, respectively. However, although we have achieved a positive gross margin, we still operate at a substantial net loss and expect that we will continue to do so for the next several years.

To implement our business strategy we need to, among other things, grow our sales and marketing infrastructure to increase sales of our products, fund ongoing research and development activities, expand our manufacturing capabilities, and obtain regulatory clearance or approval to commercialize our products currently under development. We expect our expenses to increase significantly as we pursue these objectives. The extent of our future operating losses and the timing of profitability are highly uncertain, especially given that we only recently expanded the size of our sales, clinical and marketing infrastructure and that we began sales of our second commercial product, t:flex, in the second quarter of 2015, which makes forecasting our sales more difficult. Any additional operating losses will have an adverse effect on our stockholders’ equity, and we cannot assure you that we will ever be able to achieve or sustain profitability.

We currently rely on sales of t:slim to generate a significant portion of our revenue, and any factors that negatively impact sales of this product may adversely affect our business, financial condition and operating results.*

Our primary revenue-generating commercial product is t:slim, which we introduced to the market in the third quarter of 2012. Notwithstanding that we commenced sales of t:flex in the second quarter of 2015, we expect to continue to derive a significant portion of our revenue from the sale of t:slim and pump-related supplies. Accordingly, our ability to generate revenue is highly dependent on our ability to market and sell t:slim.

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

The failure of our products to achieve and maintain market acceptance could result in us achieving sales below our expectations, which would cause our business, financial condition and operating results to be materially and adversely affected. *

Our current business strategy is highly dependent on t:slim and t:flex achieving and maintaining market acceptance. We began commercial sales of t:flex in the second quarter of 2015. In order for us to sell our products to people with insulin-dependent diabetes, we must convince them, their caregivers and healthcare providers that it is an attractive alternative to competitive products for the treatment of diabetes, including traditional insulin pump products and MDI therapies, as well as alternative insulin treatment methodologies. Market acceptance and adoption of our products depends on educating people with diabetes, as well as their caregivers and healthcare providers, as to the distinct features, ease-of-use, positive lifestyle impact, and other perceived benefits of our products as compared to competitive products. If we are not successful in convincing existing and potential customers of the benefits of our products, or if we are not able to achieve the support of caregivers and healthcare providers for t:slim or t:flex, our sales may decline or we may fail to increase our sales in line with our forecasts.

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

Failure to secure or retain adequate coverage or reimbursement for t:slim, t:flex and our potential future products by third-party payors could adversely affect our business, financial condition and operating results.*

We have derived nearly all of our revenue from the sale of t:slim in the United States, and we began commercial sales of t:flex in the United States in the second quarter of 2015. We expect to derive nearly all of our revenue during 2015 from sales of t:slim and t:flex insulin pumps and associated supplies, and expect to continue to do so until we are able to commercialize our other products that are currently under development. A substantial portion of the purchase price of an insulin pump is typically paid for by third-party payors, including private insurance companies, preferred provider organizations and other managed care providers. Future sales of our current and future products will be limited unless our customers can rely on third-party payors to pay for all or part of the associated purchase cost. Because we have only recently initiated commercial sales of t:flex, there remains considerable uncertainty regarding the coverage that third-party payors will offer for this new product, particularly for individuals with type 2 diabetes where coverage requirements may necessitate additional laboratory tests or other information to support a determination of medical necessity. Access to adequate coverage and reimbursement for our current and future products by third-party payors is essential to the acceptance of our products by customers.

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

We currently have contracts establishing reimbursement for t:slim with approximately 90 national and regional third-party payors in the United States. We are also currently in the process of approaching these and other third-party payors to discuss reimbursement for t:flex. While we anticipate adding coverage for t:flex under our current agreements and entering into additional contracts with third-party payors to provide reimbursement for both t:slim and t:flex, we cannot guarantee that we will succeed in doing so or that the reimbursement contracts that we are able to negotiate will enable us to sell our products on a profitable basis. In addition, contracts with third-party payors generally can be modified or terminated by the third-party payor without cause and with little or no notice to us. Moreover, compliance with the administrative procedures or requirements of third-party payors may result in delays in processing approvals by those third-party payors for customers to obtain coverage for our products. Failure to secure or retain adequate coverage or reimbursement for t:slim or t:flex and our future products by third-party payors, or delays in processing approvals by those payors, could result in the loss of sales, which could have a material adverse effect on our business, financial condition and operating results.

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

If we are unable to expand our sales, marketing and clinical infrastructure effectively and on a timely basis, we may fail to increase our sales to meet our forecasts. *

Because we began commercialization of t:slim in the third quarter of 2012, and began commercialization of t:flex in the second quarter of 2015, we have only limited experience marketing and selling our products as well as training new customers on their use. The vast majority of our existing customers for t:slim are individuals with type 1 diabetes, and we have only limited experience in marketing and selling our products to customers with type 2 diabetes. As a result, we may face unexpected challenges as we begin marketing and selling t:flex. We expect to derive nearly all of our revenue from the sale of t:slim, t:flex and pump-related supplies unless and until we receive regulatory clearance or approval for other products currently in development. As a result, our financial condition and operating results are and will continue to be highly dependent on the ability of our sales representatives to adequately promote, market and sell t:slim and t:flex, and the ability of our diabetes educators to train new customers on the use of our products. If our sales and marketing representatives or diabetes educators fail to achieve their objectives, our sales could decrease or may not increase at levels that are in line with our forecasts.

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

Our sales and marketing efforts are dependent on independent distributors who are free to market products that compete with our own. If we are unable to maintain or expand our network of independent distributors, our sales may be negatively affected.*

For the year ended December 31, 2014, sales to approximately 36 independent distributors represented approximately 75% of our sales, and for the six months ended June 30, 2015 sales to independent distributors represented an even greater percentage of our overall sales. While we expect that the percentage of our sales to independent distributors will decrease over time as we enter into contracts with additional third-party payors, we believe that a meaningful percentage of our sales will continue to be to independent distributors for the foreseeable future and it is possible that the percentage of our sales to independent distributors could even increase in the near term. For example, our dependence upon independent distributors could increase if third-party payors decide to contract with independent distributors directly in lieu of contracting with us to supply our products to their members on a direct basis. None of our independent distributors has been required to sell our products exclusively and each of them may freely sell the products of our competitors. Our distributor agreements generally have one-year initial terms with automatic one-year renewal terms, and are terminable in connection with a party’s material breach.

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

We have a limited operating history and may face difficulties encountered by companies early in their commercialization in competitive and rapidly evolving markets.*

We commenced operations in 2006, began commercializing t:slim in the third quarter of 2012 and significantly expanded our operations during 2014. We commenced commercial sales of t:flex in the second quarter of 2015. Accordingly, we have a limited operating history upon which to evaluate our business and forecast our future sales and operating results. In assessing our business prospects, you should consider the various risks and difficulties frequently encountered by companies early in their commercialization in competitive and rapidly evolving markets, particularly companies that develop and sell medical devices. These risks include our ability to:

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

The safety and efficacy of our products is not supported by long-term clinical data, which could limit sales, and our products could cause unforeseen negative effects.*

t:slim, which we currently market in the United States, received pre-market clearance under Section 510(k) of the U.S. Federal Food, Drug, and Cosmetic Act, or FDCA. t:flex, which we began marketing and selling in the United States during the second quarter of 2015, also received 501(k) clearance. The 510(k) clearance process is shorter and typically requires the submission of less supporting documentation than other FDA approval processes and does not always require long-term clinical studies. As a result, we currently lack the breadth of published long-term clinical data supporting the safety and efficacy of our products and the benefits they offer that might have been generated in connection with other approval processes. For these reasons, people with insulin-dependent diabetes and healthcare providers may be slower to adopt or recommend our products, we may not have comparative data that our competitors have or are generating, third-party payors may not be willing to provide coverage or reimbursement for our products and we may be subject to greater regulatory and product liability risks. These and other factors could slow the adoption of our products and result in our sales being lower than anticipated. In addition, future studies or clinical experience may indicate that treatment with our products is not superior to treatment with competitive products. Such results could slow the adoption of our products and significantly reduce our sales, which could prevent us from achieving our forecasted sales targets or achieving or sustaining profitability. Moreover, if future results and experience indicate that our products cause unexpected or serious complications or other unforeseen negative effects, we could be subject to mandatory product recalls, suspension or withdrawal of FDA clearance or approval, significant legal liability or harm to our business reputation.

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

Risks Related to our Financial Results and Need for Financing

Our future capital needs are uncertain and we may need to raise additional funds in the future, and these funds may not be available on acceptable terms or at all.*

At June 30, 2015, we had $99.7 million in cash, cash equivalents and short-term investments, which included $2.0 million of restricted cash. We believe that our cash on hand, cash generated from operations, and cash proceeds from the exercise of warrants and options will be sufficient to satisfy our liquidity requirements for at least the next twelve months. However, the continued growth of our business, including the expansion of our sales and marketing infrastructure, research and development activities, and manufacturing capabilities, will significantly increase our expenses. In addition, the amount of our future product sales is difficult to predict and actual sales may not be in line with our forecasts. As a result, we may seek additional funds in the future. Our future capital requirements will depend on many factors, including:

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

Our operating results may fluctuate significantly from quarter to quarter.*

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

In addition, we believe that our quarterly financial results during the second half of 2015 are subject to even greater uncertainty and potential variability while our t:slim G4 insulin pump remains subject to FDA review, and even during the period following a potential future approval of the t:slim G4 and the date that we commence first commercial shipments. During these periods consumers may delay the purchase of our products in anticipation of the new product approval and launch. For example, it is possible that a consumer that is currently interested in purchasing t:slim will delay the purchase decision in anticipation of the future release of t:slim G4, or the release of a product with advanced features offered by one of our competitors.

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

We may not be able to generate sufficient cash to service our indebtedness, which currently consists of our credit facility with Capital Royalty Partners.*

As of June 30, 2015, we owed an aggregate principal amount of $30.0 million to Capital Royalty Partners and their related affiliates pursuant to term loan agreements. We currently do not have the ability to borrow additional amounts under our agreements with Capital Royalty Partners. Our ability to make scheduled payments or to refinance our debt obligations depends on numerous factors, including the amount of our cash reserves at the time a scheduled payment becomes due and our actual and projected financial and operating performance. The amount of our cash reserves and our financial and operating performance are subject to certain financial and business factors, as well as prevailing economic and competitive conditions, some of which may be beyond our control. We cannot assure you that we will maintain a level of cash reserves or cash flows from operating activities sufficient to permit us to pay the principal, premium, if any, or interest on our existing or future indebtedness. If our cash balances or cash flows from operations are insufficient to fund our debt service obligations, we may be forced to reduce or delay capital expenditures, sell assets or operations, seek additional capital, or restructure or refinance our indebtedness. We cannot assure you that we would be able to take any of these actions, or that these actions would permit us to meet our scheduled debt service obligations. In addition, in the event of our breach of the term loan agreements with Capital Royalty Partners we may be required to repay any outstanding amounts earlier than anticipated.

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

Risks Related to our Intellectual Property and Potential Litigation

Our ability to protect our intellectual property and proprietary technology is uncertain.*

We rely primarily on patent, trademark and trade secret laws, as well as confidentiality and non-disclosure agreements, to protect our proprietary technologies. As of June 30, 2015, our patent portfolio consisted of approximately 36 issued U.S. patents and 48 pending U.S. patent applications. Of these, our issued U.S. patents expire between approximately 2021 and 2031. We are also seeking patent protection for our proprietary technology in other countries throughout the world. In addition, we also have seven pending U.S. trademark applications, as well as 18 trademark registrations, including six U.S. trademark registrations and 12 foreign trademark registrations.

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

Risks Related to our Common Stock

Because of their significant stock ownership, certain of our executive officers, directors and principal stockholders will be able to exert control over us and our significant corporate decisions.*

Based on an aggregate of 30,007,073 shares of our common stock outstanding as of June 30, 2015, our executive officers and directors, and their affiliates owned, in the aggregate, approximately 40% of the voting power of our outstanding common stock. These persons, acting together, will have the ability to significantly influence the outcome of all matters submitted to our stockholders for approval, including the election and removal of directors and any merger, consolidation, or sale of all or substantially all of our assets.

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

Future sales, or the perception of future sales, of shares of our common stock could materially reduce the market price of our common stock.*

Sales of our common stock, or the perception in the market that the holders of a large number of our shares intend to sell such shares, could reduce the market price of our common stock which would impair our ability to raise future capital through the sale of additional equity securities. We had outstanding 30,007,073 shares of common stock as of June 30, 2015, of which approximately 12,147,896 shares are restricted securities that may be sold only in accordance with the resale restrictions under Rule 144 of the Securities Act. In addition, as of June 30, 2015, we had outstanding options to purchase 5,689,557 shares of common stock and warrants to purchase 990,031 shares of common stock that, if exercised, will result in these additional shares becoming available for sale. As of June 30, 2015, there are also an aggregate of 2,174,749 shares of our common stock reserved for future grant or issuance under our 2013 Equity Incentive Plan and Employee Stock Purchase Plan.

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

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3.	Defaults Upon Senior Securities

None.

Item 4.	Mine Safety Disclosures

Not applicable.

Item 5.	Other Information

None.

Item 6.	Exhibits

Exhibit Footnote	Exhibit Number	Description of Document
(1)	3.1	Amended and Restated Certificate of Incorporation as currently in effect.
(1)	3.2	Amended and Restated Bylaws as currently in effect.
	31.1	Certification of Kim D. Blickenstaff, President and Chief Executive Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
	31.2	Certification of John Cajigas, Chief Financial Officer and Treasurer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
*	32.1	Certification of Kim D. Blickenstaff, President and Chief Executive Officer, pursuant to U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
*	32.2	Certification of John Cajigas, Chief Financial Officer and Treasurer, pursuant to U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
	101.INS	XBRL Instance Document.
	101.SCH	XBRL Taxonomy Extension Schema Document.
	101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.
	101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.
	101.LAB	XBRL Taxonomy Extension Label Linkbase Document.
	101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.

(1)	Filed as an exhibit to the registrant’s Registration Statement on Form S-1 (File No. 333-191601) and incorporated herein by reference.

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

Tandem Diabetes Care, Inc.

Dated: July 30, 2015	By:	/s/ Kim D. Blickenstaff
Kim D. Blickenstaff
President, Chief Executive Officer and Director (on behalf of the registrant and as the registrant’s Principal Executive Officer)

	By:	/s/ John Cajigas
John Cajigas
Chief Financial Officer and Treasurer (on behalf of the registrant and as the registrant’s Principal Financial and Accounting Officer)