Form 10-Q
period 2015-09-30
TANDEM DIABETES CARE INC
filed 2015-10-29
CIK 1438133

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended September 30, 2015

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

Large accelerated filer	☐	Accelerated filer	☒

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No   ☒

As of October 26, 2015, there were 30,074,979 shares of the registrant’s Common Stock outstanding.

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements

TANDEM DIABETES CARE, INC.

CONDENSED BALANCE SHEETS

(In thousands, except par values)

	September 30,	December 31,
	2015	2014
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$43,205	$31,176
Restricted cash	2,000	2,000
Short-term investments	38,546	36,106
Accounts receivable, net	7,006	7,652
Inventory	17,552	11,913
Prepaid and other current assets	2,614	1,904
Total current assets	110,923	90,751
Property and equipment, net	14,888	12,581
Patents, net	2,192	2,441
Other long-term assets	515	691
Total assets	$128,518	$106,464
Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$4,018	$1,949
Accrued expense	2,603	2,920
Employee-related liabilities	9,854	9,722
Deferred revenue	1,952	840
Other current liabilities	3,893	2,663
Total current liabilities	22,320	18,094
Notes payable—long-term	29,499	29,440
Deferred rent—long-term	2,915	2,700
Other long-term liabilities	2,550	1,658
Total liabilities	57,284	51,892
Commitments and contingencies
Stockholders’ equity:
Common stock, $0.001 par value; 100,000 shares authorized as of September 30, 2015 and December 31, 2014, 30,071 and 23,655 shares issued and outstanding at September 30, 2015 and December 31, 2014, respectively.	30	24
Additional paid-in capital	380,215	303,255
Accumulated other comprehensive income	32	8
Accumulated deficit	(309,043)	(248,715)
Total stockholders’ equity	71,234	54,572
Total liabilities and stockholders’ equity	$128,518	$106,464

See accompanying notes to unaudited condensed financial statements.

TANDEM DIABETES CARE, INC.

CONDENSED STATEMENTS OF OPERATIONS and comprehensive loss

(Unaudited)

(In thousands, except per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Sales	$15,716	$13,514	$43,730	$31,834
Cost of sales	10,203	9,117	30,609	23,121
Gross profit	5,513	4,397	13,121	8,713
Operating expenses:
Selling, general and administrative	19,123	18,895	58,077	55,004
Research and development	5,093	4,508	12,828	11,870
Total operating expenses	24,216	23,403	70,905	66,874
Operating loss	(18,703)	(19,006)	(57,784)	(58,161)
Other income (expense), net:
Interest and other income	87	30	247	79
Interest and other expense	(969)	(923)	(2,791)	(2,976)
Total other expense, net	(882)	(893)	(2,544)	(2,897)
Net loss	$(19,585)	$(19,899)	$(60,328)	$(61,058)
Other comprehensive loss:
Unrealized gain (loss) on short-term investments	$(5)	$7	$24	$19
Comprehensive loss	$(19,590)	$(19,892)	$(60,304)	$(61,039)
Net loss per share, basic and diluted	$(0.65)	$(0.85)	$(2.12)	$(2.64)
Weighted average shares used to compute basic and diluted net loss per share	30,040	23,472	28,504	23,171

See accompanying notes to unaudited condensed financial statements.

TANDEM DIABETES CARE, INC.

CONDENSED STATEMENTS OF CASH FLOWS

(Unaudited)

(In thousands)

	Nine Months Ended September 30,
	2015	2014
Operating activities
Net loss	$(60,328)	$(61,058)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization expense	3,610	3,085
Interest expense related to amortization of debt discount and debt issuance costs	109	176
Provision for allowance for doubtful accounts	(8)	105
Provision for inventory reserve	317	163
Amortization of premium/discount on short-term investments	(21)	(33)
Stock-based compensation expense	10,010	11,048
Other	6	—
Changes in operating assets and liabilities:
Accounts receivable, net	653	(649)
Inventory	(5,987)	(1,772)
Prepaid and other current assets	(710)	392
Other long-term assets	128	(150)
Accounts payable	2,224	616
Accrued expense	(260)	(683)
Employee-related liabilities	132	2,492
Deferred revenue	1,111	227
Other current liabilities	195	(1,822)
Deferred rent	(469)	(311)
Other long-term liabilities	770	333
Net cash used in operating activities	(48,518)	(47,841)
Investing activities
Purchase of short-term investments	(67,471)	(61,856)
Proceeds from sales and maturities of short-term investments	65,200	22,710
Purchase of property and equipment	(4,094)	(3,660)
Purchase of patents	(74)	(173)
Net cash used in investing activities	(6,439)	(42,979)
Financing activities
Issuance of notes payable, net of issuance costs	—	29,925
Restricted cash in connection with notes payable and corporate credit card	—	50
Principal payments on notes payable	—	(30,000)
Proceeds from public offering, net of offering costs	64,862	—
Proceeds from issuance of common stock	2,124	2,018
Net cash provided by financing activities	66,986	1,993
Net increase (decrease) in cash and cash equivalents	12,029	(88,827)
Cash and cash equivalents at beginning of period	31,176	124,385
Cash and cash equivalents at end of period	$43,205	$35,558
Supplemental disclosures of cash flow information
Interest paid	$2,616	$2,800
Supplemental schedule of noncash investing and financing activities
Lease incentive—lessor-paid tenant improvements	$933	$1,600
Property and equipment included in accounts payable	$634	$46

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

The Company designed and commercialized its flagship product, the t:slim Insulin Delivery System, or t:slim, based on its proprietary technology platform and consumer-focused approach. The U.S. Food and Drug Administration (FDA) cleared t:slim in November 2011 and the Company commenced commercial sales of t:slim in the United States in August 2012. In January 2015, the Company received clearance from the FDA to commercialize its second product, the t:flex Insulin Delivery System, or t:flex, for people with greater insulin needs. The Company commenced commercial sales of t:flex in the United States during the second quarter of 2015. In September 2015, the Company received clearance from the FDA to commercialize its third product, the t:slim G4™ Insulin Delivery System, or t:slim G4. The t:slim G4 combines features of the t:slim Insulin Pump and Dexcom G4® PLATINUM Continuous Glucose Monitoring (CGM) System into a single device. The Company commenced commercial sales of t:slim G4 in the United States during the third quarter of 2015.

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

Voluntary Recall

On January 10, 2014, the Company announced a voluntary recall of select lots of cartridges used with t:slim that may have been at risk of leaking. The cause of the recall was identified during the Company’s internal product testing. The recall was expanded on January 20, 2014 to include additional lots of affected cartridges used with t:slim. The Company incurred approximately $1.7 million in direct costs associated with the recall. The Company recorded a cost of sales charge of approximately $1.3 million in the fourth quarter of 2013 and recorded a cost of sales charge for the remainder in the first quarter of 2014 for affected cartridges shipped in 2014. The total cost of the recall consisted of approximately $0.7 million associated with the return and replacement of affected cartridges in the field and approximately $1.0 million for the write-off of affected cartridges within the Company’s internal inventory. As of December 31, 2014, the FDA determined that the recall was terminated.

2. Summary of Significant Accounting Policies

There have been no significant changes in our significant accounting policies during the nine months ended September 30, 2015, as compared with those disclosed in our Annual Report on Form 10-K for the year ended December 31, 2014.

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

Restricted Cash

Restricted cash as of September 30, 2015 and December 31, 2014 composed of a $2.0 million minimum cash balance requirement in connection with the Capital Royalty Term Loan Agreement (see Note 7 “Loan Agreements”).

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

Revenue Recognition

Revenue is generated from sales, in the United States, of the t:slim insulin pump, t:flex insulin pump and t:slim G4 insulin pump (each, a “Tandem Pump”), disposable cartridges and infusion sets to individual customers and third-party distributors that resell the product to insulin-dependent diabetes customers. The Company is paid directly by customers who use the products, distributors and third-party insurance payors.

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

●	The Company considers the overall creditworthiness and payment history of the distributor, customer and the contracted insurance payor in determining whether collectability is reasonably assured.

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

The Company offers a cloud-based data management application, t:connect, which is made available to customers upon purchase of a Tandem Pump. This service is deemed an undelivered element at the time of the Tandem Pump sale. Because the Company has neither VSOE nor TPE for this deliverable, the allocation of revenue is based on the Company’s ESP. The Company establishes its ESP based on the estimated cost to provide such services, including consideration for a reasonable profit margin, which is then corroborated by comparable market data. The Company allocates fair value based on management’s ESP to this element at the time of sale and recognizes the revenue over the four-year hosting period. At September 30, 2015 and December 31, 2014, $0.9 million and $0.7 million was recorded as deferred revenue for the t:connect hosting service, respectively. All other undelivered elements at the time of sale are deemed inconsequential or perfunctory.

Product Returns

The Company offers a 30-day right of return to its customers from the date of shipment of a Tandem Pump, provided a physician’s confirmation of the medical reason for the return is received. Estimated allowances for sales returns are based on historical returned quantities as compared to pump shipments in those same periods of return. The return rate is then applied to the sales of the current period to establish a reserve at the end of the period. The return rates used in the reserve are adjusted for known or expected changes in the marketplace when appropriate. The allowance for product returns is recorded as a reduction of revenue and accounts receivable in the period that the related sale is recorded. The amounts recorded on the Company’s balance sheet for product return allowance were $0.2 million and $0.3 million at September 30, 2015 and December 31, 2014, respectively. Actual product returns have not differed materially from estimated amounts reserved in the accompanying financial statements.

In connection with the t:slim G4 commercial launch, the Company offered an exchange program (“exchange program”) for eligible customers. The exchange program offered customers who received a t:slim or t:flex pump on or after August 1, 2015, an opportunity to elect to exchange their pump for a t:slim G4. The exchange program ended in October 2015. The Company accrued for the right of return and estimated cost of exchanges by reducing revenues in the same period that the related sale was recorded and establishing a deferred revenue account that is included in “Other current liabilities” in the Company's balance sheet. The amount accrued for the right of return related to the exchange program was $700,000. The related revenues will be recognized upon fulfillment of the exchanges.

Warranty Reserve

The Company generally provides a four-year warranty on a Tandem Pump to end user customers and may replace any pumps that do not function in accordance with the product specifications. Any pump returned to the Company may be eligible for refurbishment and redeployed. Additionally, the Company offers a six-month warranty on disposable cartridges and infusion sets. Estimated warranty costs are recorded at the time of shipment. Warranty costs are estimated based on the current expected replacement product cost and actual experience. The Company evaluates the reserve quarterly and makes adjustments when appropriate. At September 30, 2015 and December 31, 2014, the warranty reserve was $3.0 million and $2.0 million, respectively. Actual warranty costs have not differed materially from estimated amounts reserved in the accompanying financial statements.

The following table provides a reconciliation of the change in product warranty liabilities through September 30, 2015 (in thousands):

Balance at December 31, 2014	$1,974
Provision for warranties issued during the period	4,252
Settlements made during the period	(3,213)
Balance at September 30, 2015	$3,013

Current portion	$805
Non-current portion	2,208
Total	$3,013

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

Potentially dilutive securities not included in the calculation of diluted net loss per share (because inclusion would be anti-dilutive) are as follows (in common stock equivalent shares):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2015	2014	2015	2014
Common stock warrants	990,031	1,006,577	990,031	1,006,577
Common stock options	1,935,203	2,292,897	1,935,203	2,279,347
ESPP	127,039	104,691	62,821	52,537
	3,052,273	3,404,165	2,988,055	3,338,461

Recent Accounting Pronouncements

In July 2015, the Financial Accounting Standards Board (“FASB”) issued guidance on simplifying the measurement of inventory. The guidance changes the measurement principle for inventory from the lower of cost or market, to the lower of cost and net realizable value. The guidance defines net realizable value as estimated selling prices in the ordinary course of business, less reasonably predictable costs of completion, disposal, and transportation. The new guidance must be applied on a prospective basis and is effective for fiscal years beginning after December 15, 2015, and interim periods within those years, with early adoption permitted. The Company does not believe the implementation of this standard will have a material impact on its financial statements.

In April 2015, FASB issued guidance on the balance sheet presentation requirements for debt issuance costs. The guidance will require that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability, consistent with debt discounts. The guidance is effective for financial statements issued for fiscal years beginning after December 15, 2015, and interim periods within those fiscal years. Early adoption is permitted for financial statements that have not been previously issued. A company should apply the new guidance on a retrospective basis, wherein the balance sheet of each individual period presented should be adjusted to reflect the period-specific effects of applying the new guidance. Upon transition, a company is required to comply with the applicable disclosures for a change in an accounting principle. The guidance only affects the presentation of debt issuance costs in the balance sheet and has no impact on results of operations. We will apply ASU 2015-03 on January 1, 2016 and will reclassify debt issuance costs from other long-term assets to notes payable. Debt issuance costs included in other long-term assets in the accompanying financial statements were $0.4 million and $0.5 million at September 30, 2015 and December 31, 2014, respectively.

In May 2014, FASB and the International Accounting Standards Board issued a comprehensive new revenue recognition standard that will supersede existing revenue guidance under U.S. GAAP and International Financial Reporting Standards. The standard’s core principle is that a company will recognize revenue when it transfers promised goods or services to customers in an amount that reflects the consideration to which the company expects to be entitled in exchange for those goods or services. In doing so, companies will need to use more judgment and make more estimates than under current guidance. This may include identifying performance obligations in the contract, estimating the amount of variable consideration to include in the transaction price and allocating the transaction price to each separate performance obligation. On July 9, 2015, the FASB approved a one-year deferral of the effective date of the standard to December 15, 2017 and early application is permitted, but not before the original effective date of December 15, 2016. The Company is in the process of assessing the future impact of the adoption of the standard on its financial statements.

3. Short-Term Investments

The Company invests its excess cash in investment securities, principally debt instruments of financial institutions and corporations with strong credit ratings. The following represents a summary of the estimated fair value of short-term investments at September 30, 2015 and December 31, 2014 (in thousands):

At September 30, 2015	Maturity (in years)	Amortized Cost	Unrealized Gain	Unrealized Loss	Estimated Fair Value
Available-for-sale investment securities:
Commercial paper	Less than 1	$30,218	$30	$—	$30,248
Treasury securities	Less than 1	2,059	1	—	2,060
Government-sponsored enterprise securities	Less than 1	6,054	1	—	6,055
		$38,331	$32	$—	$38,363
Trading securities:
Mutual funds held for nonqualified deferred compensation plan participants		$194	$—	$(11)	$183
Total		$38,525	$32	$(11)	$38,546

At December 31, 2014	Maturity (in years)	Amortized Cost	Unrealized Gain	Unrealized Loss	Estimated Fair Value
Available-for-sale investment securities:
Commercial paper	Less than 1	$32,536	$9	$—	$32,545
Government-sponsored enterprise securities	Less than 1	3,504	—	(1)	3,503
		$36,040	$9	$(1)	$36,048
Trading securities:
Mutual funds held for nonqualified deferred compensation plan participants		$56	$2	$—	$58
Total		$36,096	$11	$(1)	$36,106

4. Inventory

Inventories, stated at the lower of cost or market, consisted of the following (in thousands):

	September 30,	December 31,
	2015	2014
Raw materials	$10,649	$7,085
Work in process	3,470	1,972
Finished goods	3,433	2,856
Total	$17,552	$11,913

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

The following table presents information about the Company’s financial assets and liabilities measured at fair value on a recurring basis as of September 30, 2015 and December 31, 2014, and indicates the fair value hierarchy of the valuation techniques utilized by the Company to determine such fair value (in thousands):

		Fair Value Measurements at
		September 30, 2015
		(Level 1)	(Level 2)	(Level 3)
Assets
Cash equivalents (1)	$41,766	$41,766	$—	$—
Commercial paper	30,248	—	30,248	—
Mutual funds held for nonqualified deferred compensation plan participants (2)	183	183	—	—
Government-sponsored enterprise securities	6,055	—	6,055	—
Treasury securities	2,060	2,060	—	—
Total assets	$80,312	$44,009	$36,303	$—

Liabilities
Deferred compensation (2)	$183	$183	$—	$—
Total liabilities	$183	$183	$-	$—

		Fair Value Measurements at
		December 31, 2014
		(Level 1)	(Level 2)	(Level 3)
Assets
Cash equivalents (1)	$30,050	$30,050	$—	$—
Commercial paper	32,545	—	32,545	—
Mutual funds held for nonqualified deferred compensation plan participants (2)	58	58	—	—
Government-sponsored enterprise securities	3,503	—	3,503	—
Total assets	$66,156	$30,108	$36,048	$—
Liabilities
Deferred compensation (2)	$58	$58	$—	$—
Total liabilities	$58	$58	$—	$—

(1)	Cash equivalents included money market funds and commercial paper with a maturity of three months or less from the date of purchase.
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

The Company’s Level 2 financial instruments are valued using market prices on less active markets with observable valuation inputs such as interest rates and yield curves. The Company obtains the fair value of Level 2 financial instruments from quoted market prices, calculated prices or quotes from third-party pricing services. The Company validates these prices through independent valuation testing and review of portfolio valuations provided by the Company’s investment managers. There were no transfers between Level 1 and Level 2 securities during the three and nine months ended September 30, 2015.

6. Loan Agreements

At September 30, 2015 and December 31, 2014, the Company had $30.0 million of aggregate borrowings outstanding under the Amended and Restated Term Loan Agreement with Capital Royalty Partners (the “Amended and Restated Term Loan Agreement”). Under the agreement, interest is payable, at the Company’s option, (i) in cash at a rate of 11.5% per annum or (ii) at a rate of 9.5% of the 11.5% per annum in cash and 2.0% of the 11.5% per annum to be added to the principal of the loan and subject to accruing interest. The Company has elected to pay interest in cash at a rate of 11.5% per annum. Interest-only payments are due quarterly on March 31, June 30, September 30 and December 31 of each year of the interest-only payment period, which ends on March 31, 2018.

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

The Capital Royalty loan is collateralized by all assets of the Company. The Amended and Restated Term Loan Agreement also imposes various affirmative and negative covenants on the Company. The principal financial covenants require that the Company attain minimum annual revenues of $50.0 million in 2015, $65.0 million in 2016, $80.0 million in 2017 and $95.0 million each year thereafter until the end of the term of the loan. At September 30, 2015, the Company was in compliance with all of the covenants in the Amended and Restated Term Loan Agreement.

7. Stockholders’ Equity

Public Offering

In the first quarter of 2015, the Company completed a public offering of 6,037,500 shares of its common stock at a public offering price of $11.50 per share. Net cash proceeds from the public offering were approximately $64.9 million, after deducting underwriting discounts, commissions and offering expenses payable by the Company.

Shares Reserved for Future Issuance

The following shares of the Company’s common stock are reserved for future issuance at September 30, 2015:

Shares underlying outstanding warrants	990,031
Shares underlying outstanding stock options	5,613,183
Shares authorized for future equity award grants	2,183,233
Shares authorized for issuance as ESPP awards	605,844
9,392,291

The Company issued 213,981 shares of its common stock upon the exercise of stock options and warrants during the nine months ended September 30, 2015, and issued 477,741 shares of its common stock upon the exercise of stock options and warrants during the year ended December 31, 2014.

In October 2013, the Company adopted the ESPP, which enables eligible employees to purchase shares of the Company’s common stock using their after tax payroll deductions, subject to certain conditions. Generally, the ESPP consists of a two-year offering period with four six-month purchase periods which begin in May and November of each year. There were 164,569 shares of the Company’s common stock purchased under the ESPP during the nine months ended September 30, 2015, and 251,390 shares of the Company’s common stock purchased under the ESPP during the year ended December 31, 2014.

Stock-Based Compensation

The assumptions used in the Black-Scholes option-pricing model are as follows:

	Stock Option
	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2015	2014	2015	2014
Weighted average grant date fair value (per share)	$7.08	$9.30	$7.64	$15.90
Risk-free interest rate	1.8%	1.9%	1.7%	1.9%
Expected dividend yield	0.0%	0.0%	0.0%	0.0%
Expected volatility	62.8%	78.1%	67.2%	78.7%
Expected term (in years)	6.1	6.1	6.1	6.1

	ESPP
	Nine Months Ended
	September 30,
	2015	2014
Weighted average grant date fair value (per share)	$4.98	$7.30
Risk-free interest rate	0.3%	0.2%
Expected dividend yield	0.0%	0.0%
Expected volatility	62.1%	62.9%
Expected term (in years)	1.3	1.3

The following table summarizes the allocation of stock-based compensation expense (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2015	2014	2015	2014
Cost of sales	$261	$313	$892	$940
Selling, general & administrative	2,422	2,979	8,002	8,798
Research and development	294	454	1,116	1,310
Total	$2,977	$3,746	$10,010	$11,048

The total stock-based compensation capitalized as part of the cost of inventory was $0.2 million at September 30, 2015 and December 31, 2014.

8. Collaborations

DexCom Development and Commercialization Agreement

In February 2012, the Company entered into a Development and Commercialization Agreement (the “DexCom Agreement”) with DexCom, Inc. (“DexCom”) for the purpose of collaborating on the development and commercialization of an integrated system which incorporates the t:slim Insulin Delivery System with DexCom’s proprietary G4 PLATINUM continuous glucose monitoring system. Under the DexCom Agreement, the Company paid DexCom $1.0 million at the commencement of the collaboration in 2012, $1.0 million in 2014 upon the achievement of the t:slim G4 pre-market approval, or PMA, submission to the FDA and an additional $1.0 million in September 2015 upon approval of the PMA submission by the FDA. All payments were recorded as research and development costs in their respective years. Additionally, the Company agreed to reimburse DexCom up to $1.0 million of its research and development costs and is solely responsible for its own research and development costs. As of September 30, 2015, the Company has reimbursed DexCom $0.2 million of its research and development costs. The research and development costs recognized for the three and nine months ended September 30, 2015, and 2014 were not significant. The Company does not expect any further research and development costs to be incurred in connection with the DexCom Agreement.

Under the DexCom Agreement, upon commercialization of the t:slim G4 integrated system, and as compensation for the non-exclusive license rights, the Company agreed to pay DexCom a royalty of $100 for each integrated system sold.

In September 2015, the Company entered into an amendment to the DexCom Agreement (the “Amendment”). Pursuant to the Amendment, in lieu of the $100 royalty payment, the Company will commit $100 for each t:slim G4 integrated system sold for incremental marketing activities associated with the t:slim G4 integrated system that are in addition to a level of ordinary course marketing activities or marketing activities to support other Company and DexCom jointly funded development projects. The liability associated with the Amendment was not material at September 30, 2015.

JDRF Collaboration

In January 2013, the Company entered into a Research, Development and Commercialization Agreement with the Juvenile Diabetes Research Foundation (JDRF Agreement) to develop the t:dual Infusion System, a first-of-its-kind, dual-chamber infusion pump for the management of diabetes. According to the terms of the JDRF Agreement, JDRF will provide research funding of up to $3.0 million based on the achievement of research and development milestones, not to exceed research costs incurred by the Company. Under the terms of the agreement, the Company has agreed to pay JDRF a royalty calculated as a percentage of each t:dual Infusion System the Company sells until JDRF has received royalty payments equal to three times the amount of funding that the Company receives from JDRF under the agreement. Thereafter, no royalty payments will be due under the agreement. Either party may terminate the agreement without cause at any time upon 90 days’ prior notice, provided that if the Company terminates the agreement without cause prior to 2017, then it may be required to pay JDRF two times the amount that it has received from JDRF prior to such termination, and if the Company terminates the agreement without cause after that date it may be required to pay JDRF three times the amount that it has received from JDRF prior to such termination. Any intellectual property developed by either party in the performance of the agreement will be owned or exclusively licensed by the Company.

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

As of September 30, 2015, milestone achievement payments received by the Company totaled $0.7 million, and research and development costs were offset cumulatively by $0.5 million. The research and development costs were offset by $0 and $74,000 for the three and nine months ended September 30, 2015, respectively, and $46,000 and $0.1 million for the three and nine months ended September 30, 2014, respectively. The Company did not have any restricted cash balances related to the JDRF Agreement at September 30, 2015 or December 31, 2014.

The Company and JDRF have been in ongoing discussions over a period of several months surrounding the Company’s assessment of technical, scientific and regulatory challenges associated with developing and commercializing the t:dual Infusion System in a manner consistent with the existing JDRF Agreement.  In October 2015, JDRF notified the Company that it believes an interruption has occurred under the agreement, and has requested a payment in the amount of $1.3 million, which is equivalent to two times the amount that it has received from JDRF to date, or that the Company resume development of t:dual Infusion System notwithstanding the Company’s assessment of technical, scientific and regulatory challenges.  The notification from JDRF also initiated the dispute resolution procedures under the agreement. The Company intends to continue good faith discussions with JDRF in an effort to resolve the dispute.  However, due to the ongoing nature of the matter, it is not currently possible to predict whether the agreement will ultimately be amended or terminated or, to the extent it is terminated, the extent to which the Company would incur any liability to JDRF. As of September 30, 2015, and in light of the Company’s assessment of technical, scientific and regulatory challenges and the status of the Company’s ongoing discussions with JDRF, further amortization of the liabilities will cease until a resolution is reached. As of September 30, 2015, the Company has not accrued a liability related to potential losses as a result of notification from JDRF.

9. Commitments and Contingencies

From time to time, the Company may be subject to legal proceedings, regulatory encounters or other matters arising in the ordinary course of business, including actions with respect to intellectual property, employment, product liability, and contractual matters. The Company assesses the probability and range of possible loss based on the developments in these matters on a regular basis. A liability is recorded in the financial statements if the Company believes it is probable that a loss has been incurred and the amount of the loss can be reasonably estimated. Because of the uncertainties related to the occurrence, amount, and range of loss on any pending actions, the Company is currently unable to predict their ultimate outcomes, and, with respect to any pending litigation or claim where no liability has been accrued, to make a meaningful estimate of the reasonably possible loss or range of loss that could result from an unfavorable outcome. At each of September 30, 2015 and December 31, 2014, there were no material matters for which the negative outcome was considered probable or estimable.

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

Overview

We are a medical device company with an innovative approach to the design, development and commercialization of products for people with insulin-dependent diabetes. The foundation of our product portfolio is our proprietary technology platform and unique consumer-focused approach, which allows us to focus on both consumer and clinical needs to develop and commercialize products that address different segments of the insulin-dependent diabetes market. We began commercial sales of our flagship product, the t:slim Insulin Delivery System, or t:slim, in August 2012. In January 2015, we received clearance from the FDA to commercialize our second product, the t:flex Insulin Delivery System, or t:flex, for people with greater insulin needs. We began commercial sales of t:flex in the United States during the second quarter of 2015. In September 2015, we received approval from the FDA and began commercial sales of our third product, the t:slim G4 Insulin Delivery System, or t:slim G4, the first and only touch-screen pump with continuous glucose monitoring (CGM) integration. The t:slim G4 Pump can operate as a stand-alone insulin pump without CGM, or be paired with a DexCom G4 PLATINUM sensor. We are responsible for the manufacturing and sale of the pump and cartridges. DexCom will separately make and sell the associated sensor and transmitters to customers as they do today.

Our technology platform features our patented Micro-Delivery Technology, a miniaturized pumping mechanism which draws insulin from a flexible bag within the pump’s cartridge rather than relying on a syringe and plunger mechanism. It also features an easy-to-navigate embedded software architecture, a vivid color touchscreen and a micro-USB connection that supports both a rechargeable battery and t:connect, our data management application. Our innovative approach to product design and development is also consumer-focused and based on our extensive market research, as we believe the user is the primary decision maker when purchasing an insulin pump. We also apply the science of human factors to our design and development process, which seeks to optimize our devices to the intended users, allowing users to successfully operate our devices in their intended environment. Leveraging our technology platform and consumer-focused approach, we develop products to address unmet needs of people in different segments of the large and growing insulin-dependent diabetes market.

Since inception, we have derived nearly all of our revenue from the sale of insulin pumps and associated supplies in the United States. We consider the number of units shipped per quarter to be an important metric for managing our business. We have shipped over 28,000 insulin pumps since commercialization. Pump shipments are broken down by product, and by quarter as follows:

	Pump Units Shipped for Each of the Three Months Ended in Respective Years
	t:slim
	March 31	June 30	September 30	December 31	Total
2012	N/A	9	204	844	1,057
2013	852	1,363	1,851	2,406	6,472
2014	1,723	2,235	2,935	3,929	10,822
2015	2,487	2,957	2,390	N/A	7,834

	t:flex
	March 31	June 30	September 30	December 31	Total
2015	N/A	374	555	N/A	929

	t:slim G4
	March 31	June 30	September 30	December 31	Total
2015	N/A	N/A	486	N/A	486

	Total
	March 31	June 30	September 30	December 31	Total
2012	N/A	9	204	844	1,057
2013	852	1,363	1,851	2,406	6,472
2014	1,723	2,235	2,935	3,929	10,822
2015 (1)	2,487	3,331	3,431	N/A	9,249

(1)

For the three months ended September 30, 2015, the number of units shipped included 178 insulin pumps which are expected to be exchanged for t:slim G4 pumps in the fourth quarter of 2015 under a limited product exchange program (as described below).

For the three months ended September 30, 2015 and 2014, our sales were $15.7 million and $13.5 million, respectively. For the three months ended September 30, 2015 and 2014, our net loss was $19.6 million and $19.9 million, respectively. For the nine months ended September 30, 2015 and 2014, our sales were $43.7 million and $31.8 million, respectively. For the nine months ended September 30, 2015 and 2014, our net loss was $60.3 million and $61.1 million, respectively.

We believe that the timing of the regulatory approval and commercial launch of the t:slim G4 pump negatively impacted our aggregate pump shipments during the three months ended September 30, 2015. We believe that, in the period leading up to the FDA approval of the t:slim G4, there was an increasing number of customers anticipating its approval and availability. Potential customers may have delayed their purchasing decisions until they could include the t:slim G4 in their decision-making process. Since the announcement of the FDA approval of the t:slim G4 Pump, there has been a high level of customer interest in the product. However, potential customers, as well as customers who originally placed an order for a t:slim or t:flex Pump but had not yet received their pump at the time of the FDA approval of the t:slim G4, are taking additional time to consider the t:slim G4 Pump in their purchasing decision, as well as to satisfy any additional insurance verification and approval requirements.

In connection with the t:slim G4 commercial launch, we offered a limited product exchange program (“exchange program”) for eligible customers. The exchange program offered customers who received a t:slim or t:flex Pump on or after August 1, 2015, a limited period in which to elect to exchange their pump for a t:slim G4. The ability to elect an exchange ended in the early part of October 2015. We expect that 178 t:slim or t:flex pumps will be exchanged for t:slim G4 Pumps under the exchange program. We accrued for estimated exchanges and associated costs by reducing sales and deferring cost of sales in the third quarter of 2015. The deferred sales and the cost of sales under the exchange program will be recognized upon delivery of the t:slim G4 Pump to the customer, which is expected during the fourth quarter of 2015.

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

From inception through September 30, 2015, we have primarily financed our operations through sales of equity securities, and, to a lesser extent, debt financings. We expect to continue to incur net losses for the next several years, and may require additional capital through equity and debt financings in order to fund our operations at a level of revenue adequate to support our cost structure.

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

Voluntary Recall

On January 10, 2014, we announced a voluntary recall of select lots of cartridges used with the t:slim that may have been at risk of leaking. The cause of the recall was identified during our internal product testing. The recall was expanded on January 20, 2014 to include additional lots of affected cartridges used with the t:slim. We incurred approximately $1.7 million in direct costs associated with the recall. This included a cost of sales charge of approximately $0.4 million in the first nine months of 2014 for affected cartridges shipped in the first quarter of 2014. The total cost of the recall consisted of approximately $0.7 million associated with the return and replacement of affected cartridges in the field and approximately $1.0 million for the write-off of affected cartridges within our internal inventory. As of December 31, 2014, the FDA determined that the recall is terminated.

Components of Results of Operations

Sales

We commenced commercial sales of t:slim Insulin Delivery System in the United States in the third quarter of 2012. We launched our second insulin pump product, the t:flex Insulin Delivery System, in the second quarter of 2015, and launched our third insulin pump product, the t:slim G4 Insulin Delivery System, in September 2015. Each Insulin Delivery System is comprised of the insulin pump and pump-related supplies that include disposable cartridges and infusion sets. We also offer accessories including protective cases, belt clips, and power adapters. Sales of accessories since commercial launch have not been material.

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

We anticipate that our sales will increase as we expand our sales and marketing infrastructure, increase awareness of our products, introduce new products into the market, and broaden third-party reimbursement for our products. Our quarterly sales may also fluctuate substantially in the periods surrounding anticipated and actual regulatory approvals of new products. For instance, customers may defer a purchasing decision if they believe that a new product may be launched in the future. Additionally, upon the announcements of the FDA approval and commercial launch of a new product, potential new customers may delay their purchasing decision to take additional time to consider the new product in their purchase decision. We believe that we experienced purchasing decision delays for these reasons during the three-month period ended September 30, 2015, as we announced the regulatory approval and commercial launch of the t:slim G4 during that quarter. However, we are not able to quantify the extent of these delays. We also expect that our sales will fluctuate on a quarterly basis in the future due to a variety of factors, including the impact of the buying patterns of our distributors and other customers, as well as the impact of seasonality. We believe that our sales are subject to seasonal fluctuation due to the impact of annual deductible and coinsurance requirements associated with most medical insurance plans utilized by our individual customers and the individual customers of our distributors. Our sales may also be negatively impacted by the summer vacation period. In addition, we have experienced and, subject to the factors described above that could impact quarterly fluctuations, expect to continue to experience sequential growth of sales in each quarter from the first quarter to the fourth quarter, but we also expect sequential sales from the fourth quarter to the first quarter to be relatively flat or down. Our overall 2014 sales were weighted heavily towards the second half of the year. Due to the timing of the regulatory approval and commercial launch of the t:slim G4, we expect our sales in 2015 to be weighted even more heavily towards the three-month period ended December 31, 2015.

Cost of Sales

We manufacture our pumps and disposable cartridges at our manufacturing facility in San Diego, California. Infusion sets and pump accessories are manufactured by third-party suppliers. Cost of sales includes raw materials, labor costs, manufacturing overhead expenses, product training costs and reserves for expected warranty costs, scrap and inventory obsolescence. Due to our relatively low production volumes compared to our potential production capacity, manufacturing overhead expenses are currently a significant portion of our per-unit costs. These manufacturing overhead expenses include expenses relating to quality assurance, manufacturing engineering, material procurement, inventory control, facilities, equipment, information technology and operations supervision and management. We anticipate that our cost of sales will increase as our products gain broader market acceptance

We expect our overall gross margin, which for any given period is calculated as sales less cost of sales divided by sales, to improve over the long term, as our sales increase and we have more opportunities to spread our overhead costs over larger production volumes. We will also be able to leverage manufacturing efficiencies among our 3 pump products that utilize the same core manufacturing infrastructure. However we do expect our overall gross margin to fluctuate in future quarterly periods as a result of numerous factors besides those associated with production volumes, such as the changing mix of products sold with different gross margins, the changing percentage of products sold to distributors versus directly to individual customers, varying levels of reimbursement among third-party payors, the timing and success of new product launches, warranty and training costs, and changes in our manufacturing processes, costs or output. Manufacturing efficiencies or inefficiencies will also impact our gross margins, which we may experience as we attempt to manufacture our products on a larger scale, launch new products, change our manufacturing processes, change our manufacturing capacity or output, implement additional automated manufacturing equipment and expand our manufacturing facilities.

Selling, General and Administrative

Our selling, general and administrative, or SG&A, expenses primarily consist of salary, cash-based incentive compensation, fringe benefits and stock-based compensation for our executive, financial, marketing, sales, business development, regulatory affairs and administrative functions. Other significant SG&A expenses include those incurred for product demonstration samples, commercialization activities associated with new product launches, trade shows, outside legal counsel fees, independent auditor fees, outside consultant fees, insurance premiums, facilities costs and information technology costs. We expect our SG&A expenses to increase as our business expands, including expansion of the number of sales territories in which we operate.

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

Other Income and Expense

Our other income and expense primarily consists of interest expense and amortization of debt discount and debt issuance costs associated with the Amended and Restated Term Loan Agreement. At each of September 30, 2015 and December 31, 2014, there was $30.0 million of outstanding principal under the agreement, which accrues interest at a rate of 11.5% per annum (see the section below entitled “Indebtedness”).

Results of Operations

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(in thousands, except percentages)	2015	2014	2015	2014
Sales	$15,716	$13,514	$43,730	$31,834
Cost of sales	10,203	9,117	30,609	23,121
Gross profit	5,513	4,397	13,121	8,713
Gross margin	35%	33%	30%	27%
Operating expenses:
Selling, general and administrative	19,123	18,895	58,077	55,004
Research and development	5,093	4,508	12,828	11,870
Total operating expenses	24,216	23,403	70,905	66,874
Operating loss	(18,703)	(19,006)	(57,784)	(58,161)
Other income (expense), net:
Interest and other income	87	30	247	79
Interest and other expense	(969)	(923)	(2,791)	(2,976)
Total other expense, net	(882)	(893)	(2,544)	(2,897)
Net loss	$(19,585)	$(19,899)	$(60,328)	$(61,058)

Comparison of the Three Months Ended September 30, 2015 and 2014

Sales. Sales for the three months ended September 30, 2015 were $15.7 million, representing an increase of 16% compared to $13.5 million for the same period in 2014. Sales in the third quarter of 2015 excluded $700,000 that was deferred in conjunction with the exchange program.

For the three months ended September 30, 2015, sales for t:slim pumps, t:flex pumps and t:slim G4 pumps were $8.7 million, $2.2 million and $1.9 million, respectively. For the three months ended September 30, 2015 and 2014, sales of insulin pumps accounted for 81% and 86% of sales, respectively, while sales of pump-related supplies primarily accounted for the remainder of our sales during those periods. Sales of accessories were not material in either of the reported periods.

The increase in sales during the three months ended September 30, 2015 compared to the same period in 2014 was primarily attributable to a 17% increase in pump shipments from 2,935 in the third quarter of 2014 to 3,431 in the third quarter of 2015. This includes pump shipments of 555 t:flex pumps and 486 t:slim G4 pumps during the third quarter of 2015 compared to none in 2014.  Sale of t:flex pumps and t:slim G4 pumps began May 2015 and September 2015, respectively. The increase in sales in the third quarter of 2015 was offset by $700,000, reflecting the amount of revenue that was deferred in conjunction with the exchange program.

Sales to distributors accounted for 77% and 76% of our total sales for the three months ended September 30, 2015 and 2014, respectively. The mix of sales to distributors versus direct customers is principally determined by whether or not we have a contractual arrangement with the underlying third-party insurance payor.

Cost of Sales and Gross Profit. Our cost of sales for the three months ended September 30, 2015 was $10.2 million, representing an increase of 12% compared to $9.1 million for the same period in 2014. Cost of sales in the third quarter of 2015 excluded $230,000 deferred cost of sales in conjunction with the exchange program. Gross profit for the three months ended September 30, 2015 was $5.5 million and gross margin was 35%, compared to gross profit of $4.4 million and gross margin of 33% for the same period in 2014.

The increase in our gross margin for the three months ended September 30, 2015 from the comparable period in 2014 was primarily due to a decrease in per-unit material and manufacturing overhead costs of our products, which was driven by increased production volumes and manufacturing efficiencies. We continue to increase our manufacturing operations and costs as we address increasing production volume requirements. Our manufacturing overhead costs have been, and will continue to be, a significant component of the costs of our products. As a result our manufacturing overhead costs have impacted, and may continue to impact, our gross margins as we attempt to manufacture our products on a larger scale, change our manufacturing processes, change our manufacturing capacity or output, implement additional automated manufacturing equipment and expand our manufacturing facilities.

Although gross margin for pumps and cartridges both improved during the period of three month ended September 30, 2015 as compared to the same period in 2014, this increase was partially offset by a reduction in the percentage of sales represented by our insulin pumps. Our gross margin on the insulin pumps was higher than our gross margin on pump-related supplies for the quarters ended September 30, 2015 and 2014, and is expected to remain higher in the future. Other factors impacting our gross margins included the changing percentage of products sold to distributors versus directly to individual customers, varying levels of reimbursement among third party payors on our direct business, new product launch scale-up, warranty and training costs, and other changes in our manufacturing processes, costs and output.

Selling, General and Administrative Expenses. SG&A expenses increased 1% to $19.1 million for the three months ended September 30, 2015 from $18.9 million for the same period in 2014. The increase in SG&A expenses for the three months ended September 30, 2015 was primarily the result of increased activities associated with the t:slim G4 launch, such as sales force training and demonstration units and samples, which increased expense by $0.4 million. Additional expenses associate with t:slim G4 launch may occur next quarter as we complete the product launching activities. This increase in expenses was offset by a decrease of $0.2 million in employee-related expenses. The decrease in such employee-related expenses was primarily related to decrease in stock based compensation expense of $0.6 million, offset by an increase of $0.4 million in other employee-related expenses, such as salaries, bonuses and sales commissions.

Research and Development Expenses. R&D expenses increased 13% to $5.1 million for the three months ended September 30, 2015 from $4.5 million for the same period in 2014, principally associated with increase in employee-related expenses. Included in the R&D expenses are $1.0 million milestone payments made to DexCom, under the DexCom Agreement, in each of the three months ended September 30, 2015 and 2014.

Other Income and Expense. Other expense for the three months ended September 30, 2015 and 2014 was $1.0 million and $0.9 million, respectively. Other expense for both periods was primarily comprised of interest expense associated with the term loan agreement with Capital Royalty Partners. Interest currently accrues at a rate of 11.5% of the outstanding principal balance of $30.0 million. Other income for both periods presented was not material.

Comparison of the Nine Months Ended September 30, 2015 and 2014

Sales. Sales for the nine months ended September 30, 2015 were $43.7 million, representing an increase of 37% compared to sales of $31.8 million for the same period in 2014. Sales in the third quarter of 2015 excluded $700,000 that was deferred in conjunction with the exchange program.

For the nine months ended September 30, 2015, sales for t:slim, t:flex, and t:slim G4 pumps were $30.3 million, $3.6 million and $1.9 million, respectively. For the nine months ended September 30, 2015 and 2014, sales from our insulin pumps accounted for 82% and 86% of sales, respectively, while sales of pump-related supplies primarily accounted for the remainder of our sales during those periods. Sales of accessories were not material in either of the reported periods.

The increase in sales during the nine months ended September 30, 2015 compared to the same period in 2014 was primarily attributable to a 34% increase in pump shipments from 6,893 in the first nine months of 2014 to 9,249 in the same period of 2015. During the first nine months of 2014, we expanded from 36 to 60 sales territories. At September 30, 2015, we operated with 60 sales territories. During the expansion of the sales territories in 2014 and for several months following, we believe our sales representatives experienced some disruption in their individual productivity as territories were realigned and responsibilities adjusted.

Sales to distributors accounted for 77% and 72% of our total sales for the nine months ended September 30, 2015 and 2014, respectively. The mix of sales to distributors versus direct customers is principally determined by whether or not we have a contractual arrangement with the underlying third-party insurance payor. The increase in the percentage of our sales to distributors is primarily attributable to certain arrangements between insurance payors and our distributors that became effective during the third quarter of 2014. As a result of these arrangements, a portion of our business that previously involved an opportunity to make a direct sale to the customer transitioned to an opportunity to make a sale through a distributor. The new arrangement afforded certain members easier access to our products as an in-network benefit and provided access to our products to a large portion of members who were previously unable to obtain coverage for our products.

Cost of Sales and Gross Profit. Our cost of sales for the nine months ended September 30, 2015 was $30.6 million, representing an increase of 32% compared to $23.1 million for the same period in 2014. Gross profit for the nine months ended September 30, 2015 was $13.1 million and gross margin was 30% compared to gross profit of $8.7 million and gross margin of 27% for the same period in 2014. Cost of sales for the nine months ended September 30, 2015 excluded $230,000 deferred cost of sales in conjunction with the exchange program. Included in cost of sales for the nine months ended September 30, 2014 was $0.4 million associated with our voluntary product recall of selected lots of cartridges initiated in January 2014, which resulted in a reduction of the gross margin for that period of one percentage point.

The increase in our gross margin for the nine months ended September 30, 2015 compared to the comparable period in 2014, was primarily due to an improvement in per-unit manufacturing overhead costs, driven by increased production volumes and manufacturing efficiencies. This increase was partially offset by the percentage of products sold to distributors versus directly to individual customers, the varying levels of reimbursement among a changing mix of third-party payors and an increase in sales of pump-related supplies, which generally have lower gross margins than our insulin pumps.

Selling, General and Administrative Expenses. SG&A expenses increased 6% to $58.1 million for the nine months ended September 30, 2015 from $55.0 million for the same period in 2014. Employee-related expenses for our sales, general and administrative functions comprise the majority of the SG&A expenses. Such employee-related expenses increased $3.8 million for the period ended September 30, 2015 as compared to the same period in 2014, including an increase of $1.9 million in sales commissions. The increase in SG&A expenses was offset by a decrease of $0.7 million primarily associated with travel expenses, supplies, and outside services as compared to the same period in 2014.

Research and Development Expenses. R&D expenses increased 8% to $12.8 million for the nine months ended September 30, 2015 from $11.9 million for the same period in 2014, principally as a result of increased headcount within our R&D organization. Included in the R&D expenses are $1.0 million milestone payments made to DexCom, under the DexCom Agreement, in each of the nine months ended September 30, 2015 and 2014.

Other Income and Expense. Other expense for the nine months ended September 30, 2015 and 2014 was $2.8 million and $3.0 million, respectively. This was primarily comprised of interest expense associated with the term loan agreement with Capital Royalty Partners. The decrease in expense is due to a reduction in the interest rate from 14% to 11.5% effective April 2014. Other income for both periods presented was not material.

Liquidity and Capital Resources

At September 30, 2015, we had $83.8 million in cash, cash equivalents and short-term investments, which included $2.0 million of restricted cash. We believe that our current cash and cash equivalents balances, together with cash generated from operations and proceeds from the exercise of options and warrants will be sufficient to satisfy our liquidity requirements for at least the next twelve months. We expect that our future liquidity and capital resource needs will be impacted by numerous factors, including market acceptance and sales of our products, and our financial and operating performance. We have utilized, and may continue to utilize, debt arrangements with debt providers and financial institutions to finance our operations. Factors such as interest rates and available cash will impact our decision to continue to utilize debt arrangements as a source of cash.

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

The following table shows a summary of our cash flows for the nine months ended September 30, 2015 and 2014:

	Nine Months Ended
	September 30, 2015
(in thousands)	2015	2014
Net cash provided by (used in):
Operating activities	$(48,518)	$(47,841)
Investing activities	(6,439)	(42,979)
Financing activities	66,986	1,993
Total	$12,029	$(88,827)

Operating activities. Net cash used in operating activities was $48.5 million for the nine months ended September 30, 2015, compared to $47.8 million for the same period in 2014. The change in net cash used in operating activities was primarily due to an increase in inventory to meet higher production volumes, including those associated with new products, offset by other changes in working capital including those resulting from the timing of payments of certain liabilities.

Investing activities. Net cash used in investing activities was $6.4 million for the nine months ended September 30, 2015, which was primarily related to the purchase of $67.5 million of short-term investments and $4.1 million of long-term assets, offset by proceeds from sales and maturities of short-term investments of $65.2 million. Net cash used in investing activities was $43.0 million for the nine months ended September 30, 2014, which was primarily related to the net purchase of $61.9 million in short-term investments and $3.7 million in purchases of property and equipment, offset by proceeds from sales and maturities of short-term investments of $22.7 million.

Financing activities. Net cash provided by financing activities was $67.0 million for the nine months ended September 30, 2015, which was primarily the result of the net proceeds from a public offering of our common stock in the amount of $64.9 million and $2.1 million in proceeds from the issuance of common stock through our ESPP, as well as the exercise of outstanding stock options and warrants. Net cash provided by financing activities was $2.0 million for the nine months ended September 30, 2014, which was primarily related to net proceeds from the exercise of outstanding stock options and warrants, as well as purchases of common stock by employees pursuant to the ESPP.

Our liquidity position and capital requirements are subject to fluctuation based on a number of factors. For example, our cash inflows and outflows may be impacted by the following:

●	fluctuations in gross margins and operating margins;

●	our ability to launch and commercialize products to generate sales; and

●	fluctuations in working capital.

Our primary short-term capital needs, which are subject to change, include expenditures related to:

●	support of our commercialization efforts related to our current and future products;

●	improvements in our manufacturing capacity and overall efficiency in operations;

●	growth of our sales, marketing and clinical infrastructure;

●	new research and product development efforts;

●	payment of quarterly interest due under our term loan with Capital Royalty;

●	the acquisition of equipment and other fixed assets;

●	facilities expansion needs; and

●	potential up-front fees, milestone payments or reimbursement of costs under R&D collaborations and licensing agreements.

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

Indebtedness

Capital Royalty Partners Term Loans

At September 30, 2015, we had $30.0 million aggregate borrowings outstanding under a term loan agreement with Capital Royalty Partners. Under the agreement, interest is payable, at our option, (i) in cash at a rate of 11.5% per annum or (ii) at a rate of 9.5% of the 11.5% per annum in cash and 2.0% of the 11.5% per annum to be added to the principal of the loan and subject to accruing interest. We have elected to pay interest in cash at a rate of 11.5% per annum. Interest-only payments are due quarterly on March 31, June 30, September 30 and December 31 of each year of the interest-only payment period, which ends on December 31, 2019. The principal balance is due in full at the end of the term of the loan which is March 31, 2020.

The loan is collateralized by all of our assets. The term loan agreement also imposes various affirmative and negative covenants on us. The principal financial covenants require that we attain minimum annual revenues of $50.0 million in 2015, $65.0 million in 2016, $80.0 million in 2017 and $95.0 million each year thereafter until the end of the term of the loan. At September 30, 2015, we were in compliance with all of the covenants in the Amended and Restated Term Loan Agreement.

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

Because of the short-term maturities of our financial instruments, we do not believe that an increase or decrease in market interest rates would have any significant impact on the realized value of our investment portfolio. If a 10% change in interest rates were to have occurred on September 30, 2015, this change would not have had a material effect on the fair value of our investment portfolio as of that date.

The interest rate under our Amended and Restated Term Loan Agreement is fixed and not subject to changes in market interest rates.

Our operations are located in the United States, and nearly all of our sales since inception have been made in U.S. dollars. Accordingly, we have assessed that we do not have any material exposure to foreign currency rate fluctuations. From time to time, we may have foreign exchange risk associated with currency exposure related to existing assets and liabilities, committed transactions and forecasted future cash flows. In certain circumstances, we may seek to manage our foreign exchange risk by using derivative instruments such as foreign exchange forward contracts to hedge our risks. In general, we may hedge material foreign exchange exposures up to twelve months in advance. However, we may choose not to hedge some exposures for a variety of reasons including prohibitive economic costs.

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

As of September 30, 2015, we carried out an evaluation, under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based on this evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of September 30, 2015.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) during the quarter ended September 30, 2015, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Risks Relating to Our Business and our Industry

We have incurred significant operating losses since inception and cannot assure you that we will achieve profitability.*

Since our inception in January 2006 we have incurred a significant net loss. As of September 30, 2015, we had an accumulated deficit of $309.0 million. To date, we have financed our operations primarily through public and private sales of our equity securities, debt financing with Capital Royalty Partners and certain of its affiliates, and sales of our products. We have devoted substantially all of our resources to the research and development of our products, the commercial launch of our products, the development of a sales and marketing team and the assembly of a management team to manage our business.

We began commercial sales of our flagship t:slim insulin pump in the third quarter of 2012. We began commercial sales of our t:flex insulin pump in the second quarter of 2015 and our t:slim G4 insulin pump in the third quarter of 2015. Since the first quarter of 2013, we have been able to manufacture and sell our insulin pump products at a cost and in volumes sufficient to allow us to achieve a positive gross margin. For the years ended December 31, 2014 and 2013, our gross profit was $15.2 million and $6.2 million, respectively. For the nine months ended September 30, 2015 and 2014, our gross profit was $13.1 million and $8.7 million, respectively. However, although we have achieved a positive gross margin, we still operate at a substantial net loss and expect that we will continue to do so for the next several years.

To implement our business strategy we need to, among other things, grow our sales and marketing infrastructure to increase sales of our products, fund ongoing research and development activities, expand our manufacturing capabilities, and obtain regulatory clearance or approval to commercialize our products currently under development. We expect our expenses to increase significantly as we pursue these objectives. The extent of our future operating losses and the timing of profitability are highly uncertain, especially given that we expect to further expand the size of our sales, clinical and marketing infrastructure and that we only recently began sales of two new commercial products, which makes forecasting our sales more difficult. Any additional operating losses will have an adverse effect on our stockholders’ equity, and we cannot assure you that we will ever be able to achieve or sustain profitability.

We currently rely on sales of insulin pumps to generate a significant portion of our revenue, and any factors that negatively impact sales of our insulin pump products may adversely affect our business, financial condition and operating results.*

We generate a significant majority of our commercial revenue from the sale of our insulin pump products, which include our t:slim, t:flex and t:slim G4 products.

Sales of our insulin pumps may be negatively impacted by many factors, including:

●	problems arising from the expansion of our manufacturing capabilities, or destruction, loss, or temporary shutdown of our manufacturing facility;

●	changes in reimbursement rates or policies relating to insulin pumps or similar products or technologies by third-party payors;

●	our inability to enter into contracts with third-party payors on a timely basis and on acceptable terms;

●	claims that any of our insulin pump products, or any component thereof or related supplies, infringes on patent rights or other intellectual property rights of third parties;

●	the potential that other technological breakthroughs for the monitoring, treatment or prevention of diabetes may render our insulin pump products obsolete or less desirable;

●	the harm to our reputation or any other associated liability or perceived risks that may arise from our January 2014 recall of cartridges used with t:slim; and

●	adverse regulatory or legal actions relating to our insulin pump products or similar products or technologies.

In addition, sales of our t:slim G4 insulin pump in particular are subject to the continuation of our Development and Collaboration Agreement with DexCom, Inc, which is subject to termination by DexCom, with or without cause, on relatively short notice.

Because we currently rely on sales of our insulin pump products to generate a significant majority of our revenue, any factors that negatively impact sales of these products, or result in sales of these products increasing at a lower rate than expected, could adversely affect our business, financial condition and operating results and negatively impact our ability to successfully launch future products currently under development.

The failure of our products to achieve and maintain market acceptance could result in us achieving sales below our expectations, which would cause our business, financial condition and operating results to be materially and adversely affected. *

Our current business strategy is highly dependent on our insulin pump products, which include t:slim, t:flex and t:slim G4 achieving and maintaining market acceptance. We began commercial sales of t:flex in the second quarter of 2015 and of t:slim G4 in the third quarter of 2015. In order for us to sell our products to people with insulin-dependent diabetes, we must convince them, their caregivers and healthcare providers that it is an attractive alternative to competitive products for the treatment of diabetes, including traditional insulin pump products and MDI therapies, as well as alternative insulin treatment methodologies. Market acceptance and adoption of our products depends on educating people with diabetes, as well as their caregivers and healthcare providers, as to the distinct features, ease-of-use, positive lifestyle impact, and other perceived benefits of our products as compared to competitive products. If we are not successful in convincing existing and potential customers of the benefits of our products, or if we are not able to achieve the support of caregivers and healthcare providers for our insulin pump products, our sales may decline or we may fail to increase our sales in line with our forecasts.

Achieving and maintaining market acceptance of our products could be negatively impacted by many factors, including:

●

the failure of our products to achieve wide acceptance among people with insulin-dependent diabetes, their caregivers, insulin-prescribing healthcare providers, third-party payors and key opinion leaders in the diabetes treatment community;

●	lack of evidence supporting the safety, ease-of-use or other perceived benefits of our products over competitive products or other currently available insulin treatment methodologies;

●	perceived risks associated with the use of t:slim, t:flex, t:slim G4 or similar products or technologies generally;

●	the introduction of competitive products, technologies or treatment techniques and the rate of their acceptance as compared to our insulin pump products;

●	discounts, rebates and other financial incentives that our competitors may offer for competitive products;

●	results of clinical studies relating to t:slim, t:flex, t:slim G4 or similar competitive products.

In addition, t:slim, t:flex and t:slim G4 may be perceived by people with insulin-dependent diabetes, their caregivers or healthcare providers to be more complicated, less reliable or less effective than traditional insulin therapies, including MDI, and people may be unwilling to change their current treatment regimens. These negative perceptions may be heightened following our January 2014 recall of cartridges used with t:slim.

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

Further, even if we are able to convince people with insulin-dependent diabetes, their caregivers or healthcare providers that our products compare favorably to the products and treatment alternatives offered by our competitors, the rapid evolution of technology and treatment options within our industry may cause consumers to delay the purchase of our products in anticipation of advancements, or the perception that advancements could occur, in our products or the products offered by our competitors. For example, we believe that during the third quarter of 2015 there were consumers interested in purchasing one of our insulin pump products may have delayed the purchase decision in anticipation of the release of the t:slim G4. It is also possible that consumers interested in purchasing any of our future products currently in development may delay the purchase of one of our current products, particularly in light of our current practice of generally not offering product upgrades to existing customers.

If t:slim, t:flex and t:slim G4 do not achieve and maintain widespread market acceptance, we may fail to achieve sales at or above our projected amounts. If our sales do not meet our projections, we may fail to meet our strategic objectives, and our business, financial condition and operating results could be materially and adversely affected.

Failure to secure or retain adequate coverage or reimbursement for our current products and our potential future products by third-party payors could adversely affect our business, financial condition and operating results.*

We expect to derive nearly all of our revenue during 2015 from sales of t:slim, t:flex and t:slim G4 insulin pumps and associated supplies, and expect to continue to do so until we are able to commercialize our other products that are currently under development. A substantial portion of the purchase price of an insulin pump is typically paid for by third-party payors, including private insurance companies, preferred provider organizations and other managed care providers. Future sales of our current and future products will be limited unless our customers can rely on third-party payors to pay for all or part of the associated purchase cost. Because we only recently initiated commercial sales of t:flex and t:slim G4, there remains some uncertainty regarding the coverage that third-party payors will offer for our new products, particularly for individuals with type 2 diabetes where coverage requirements may necessitate additional laboratory tests or other information to support a determination of medical necessity. Access to adequate coverage and reimbursement for our current and future products by third-party payors is essential to the acceptance of our products by customers.

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

We currently have contracts establishing reimbursement for our insulin pump products with approximately 100 national and regional third-party payors in the United States. We are also currently in the process of approaching these and other third-party payors to discuss reimbursement for t:flex and t:slim G4. While we anticipate adding coverage for t:flex and t:slim G4 under our current agreements and entering into additional contracts with third-party payors to provide reimbursement for t:slim, t:flex and t:slim G4, we cannot guarantee that we will succeed in doing so or that the reimbursement contracts that we are able to negotiate will enable us to sell our products on a profitable basis. In addition, contracts with third-party payors generally can be modified or terminated by the third-party payor without cause and with little or no notice to us. Moreover, compliance with the administrative procedures or requirements of third-party payors may result in delays in processing approvals by those third-party payors for customers to obtain coverage for our products. Failure to secure or retain adequate coverage or reimbursement for our current and future products by third-party payors, or delays in processing approvals by those payors, could result in the loss of sales, which could have a material adverse effect on our business, financial condition and operating results.

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

We operate in a very competitive industry and if we fail to compete successfully against our existing or potential competitors, many of whom have greater resources than us, our sales and operating results may be negatively affected. *

The medical device industry is intensely competitive, subject to rapid change and highly sensitive to the introduction of new products or technologies, or other activities of industry participants. We expect our products will compete directly with a number of traditional insulin pumps as well as other methods for the treatment of diabetes. In particular, we expect that the competitive landscape for t:flex and t:slim G4 will be similar to that of t:slim.

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

Competitive products or other technological breakthroughs for the monitoring, treatment or prevention of diabetes or technological developments may render our products obsolete or less desirable. *

Our ability to achieve our strategic objectives will depend, among other things, on our ability to develop and commercialize products for the treatment of diabetes that offer distinct features, are easy-to-use, receive adequate coverage and reimbursement from third-party payors, and are more appealing than available alternatives. Our primary competitors, as well as a number of other companies, medical researchers and pharmaceutical companies are pursuing new delivery devices, delivery technologies, sensing technologies, procedures, drugs and other therapies for the monitoring, treatment and prevention of diabetes. Any technological breakthroughs in diabetes monitoring, treatment or prevention could reduce the potential market for our products or render our products obsolete altogether, which would significantly reduce our sales or cause our sales to grow at a slower rate than we currently expect. In addition, even the perception that technological or treatment advancements could occur in the future could cause consumers to delay the purchase of our products.

Because the insulin-dependent diabetes market is large and growing, we anticipate that companies will continue to dedicate significant resources to developing competitive products. The frequent introduction by competitors of products that are or claim to be superior to our products may create market confusion that may make it difficult to differentiate the benefits of our products over competitive products. In addition, the entry of multiple new products has led some of our competitors to employ pricing strategies, including the use of discounts, rebates, low cost product upgrades or other financial incentives that could adversely affect sales of our products. If a competitor develops a product that competes with or is perceived to be superior to our own products, or if competitors continue to utilize strategies that place downward pressure on pricing within our industry, our sales may decline, our operating margins could be reduced and we may fail to meet our projections, which would materially and adversely affect our business, financial condition and operating results.

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

If we are unable to expand our sales, marketing and clinical infrastructure effectively and on a timely basis, we may fail to increase our sales to meet our forecasts. *

Because we began commercialization of t:slim in the third quarter of 2012, of t:flex in the second quarter of 2015 and of t:slim G4 in the third quarter of 2015, we have only limited experience marketing and selling our products as well as training new customers on their use. Moreover, we have no experience training new customers on the use of continuous glucose monitoring, which we will begin to perform in connection with the commercialization of the t:slim G4. In addition, the vast majority of our existing customers are individuals with type 1 diabetes, and we have only limited experience in marketing and selling our products to customers with type 2 diabetes. As a result, we may face unexpected challenges as we begin marketing and selling t:flex. We expect to derive nearly all of our revenue from the sale of t:slim, t:flex, t:slim G4 and pump-related supplies unless and until we receive regulatory clearance or approval for other products currently in development. As a result, our financial condition and operating results are and will continue to be highly dependent on the ability of our sales representatives to adequately promote, market and sell our current generation of insulin pumps, and the ability of our diabetes educators to train new customers on the use of our products. If our sales and marketing representatives or diabetes educators fail to achieve their objectives, our sales could decrease or may not increase at levels that are in line with our forecasts.

A key element of our business strategy is the continued expansion of our sales, marketing and clinical infrastructure to drive adoption of our products, which includes our team of diabetes educators that trains new customers on the use of our products. We have rapidly increased the number of sales, marketing and clinical personnel employed by us since the initial commercial launch of t:slim in 2012. However, we have faced considerable challenges in growing and managing our sales, marketing and clinical force over the past 12-18 months, including with respect to recruiting, training and assimilation of new territories and accounts. We expect to continue to face significant challenges as we manage and grow our sales, marketing and clinical infrastructure and work to motivate and retain the individuals who make up those networks. In particular, we intend to further expand our sales and marketing infrastructure over the next year, and newly hired sales representatives require training and take time to achieve full productivity. Moreover, the overall expansion of our sales force disrupts the productivity of our existing sales representatives. Unexpected turnover, especially during a period of anticipated expansion, would have a negative impact on our ability to achieve our sales projections. Further, if a sales, marketing or clinical representative were to depart and be retained by one of our competitors, we may fail to prevent him or her from helping competitors solicit business from our existing customers, which could adversely affect our sales. Similarly, if we are not able to recruit and retain a network of diabetes educators, we may not be able to successfully train new customers on the use of our products, which could delay new sales and harm our reputation.

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

Our sales and marketing efforts are dependent on independent distributors who are free to market products that compete with our own. If we are unable to maintain or expand our network of independent distributors, our sales may be negatively affected.*

For the year ended December 31, 2014, sales to approximately 36 independent distributors represented approximately 75% of our sales, and for the nine months ended September 30, 2015 sales to independent distributors represented an even greater percentage of our overall sales. While our goal is to reduce the percentage of our sales to independent distributors over time as we enter into contracts with additional third-party payors, we believe that a meaningful percentage of our sales will continue to be to independent distributors for the foreseeable future and it is possible that the percentage of our sales to independent distributors could even increase in the near term. For example, our dependence upon independent distributors could increase if third-party payors decide to contract with independent distributors directly in lieu of contracting with us to supply our products to their members on a direct basis. Our dependence upon independent distributors could also increase if customers prefer to purchase all of their diabetes supplies through a single source, instead of purchasing pump-related products through us and other diabetes supplies through other suppliers. None of our independent distributors has been required to sell our products exclusively and each of them may freely sell the products of our competitors. Our distributor agreements generally have one-year initial terms with automatic one-year renewal terms, and are terminable in connection with a party’s material breach.

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

We have a limited operating history and may face difficulties encountered by companies early in their commercialization in competitive and rapidly evolving markets.*

We commenced operations in 2006, began commercializing t:slim in the third quarter of 2012 and significantly expanded our operations during 2014. We commenced commercial sales of t:flex in the second quarter of 2015 and of t:slim G4 in the third quarter of 2015. Accordingly, we have a limited operating history upon which to evaluate our business and forecast our future sales and operating results, especially with respect to the impact of t:flex and t:slim G4 on our mix of product sales and our overall growth rate. In assessing our business prospects, you should consider the various risks and difficulties frequently encountered by companies early in their commercialization in competitive and rapidly evolving markets, particularly companies that develop and sell medical devices. These risks include our ability to:

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

Manufacturing risks may adversely affect our ability to manufacture products and could negatively impact our sales and operating margins.*

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

These risks are likely to be exacerbated by our limited experience with our current products and manufacturing processes. As demand for our products increases, and as the number of our commercial products expands, we will have to invest additional resources to purchase components, hire and train employees, and enhance our manufacturing processes and quality systems. Over the past year we have implemented several new pieces of equipment that are intended to improve our manufacturing capacity and efficiency and we expect to implement additional equipment and procedures over the next 12 months. However, it is possible that we may not derive the anticipated improvements from these investments. If we fail to increase our production capacity efficiently while also maintaining quality requirements, our sales may not increase in line with our forecasts and our operating margins could fluctuate or decline. In addition, although we expect some of our products in development to share product features and components with our current products, manufacturing of these products may require the modification of our production lines, the hiring of specialized employees, the identification of new suppliers for specific components, the implementation of additional equipment and procedures, or the development of new manufacturing technologies. It may not be possible for us to manufacture these products at a cost or in quantities sufficient to make these products commercially viable.

We depend on a limited number of third-party suppliers for certain components, and the loss of any of these suppliers, or their inability to provide us with an adequate supply of materials, could harm our business.*

We rely on third-party suppliers to supply components of our current products and of our potential future products, including our disposable cartridges. For example, we rely on plastic injection molding companies to provide plastic molded components, electronic manufacturing suppliers to provide electronic assemblies, and machining companies to provide machined mechanical components. We also purchase all of our infusion sets and pump accessories from third-party suppliers. For our business strategy to be successful, our suppliers must be able to provide us with components in sufficient quantities, in compliance with regulatory requirements and quality control standards, in accordance with agreed upon specifications, at acceptable costs and on a timely basis. Increases in our product sales, whether forecasted or unanticipated, could strain the ability of our suppliers to deliver an increasingly large supply of components in a manner that meets these various requirements.

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

We may also have difficulty obtaining similar components from other suppliers that are acceptable to the FDA, or other regulatory agencies, and the failure of our suppliers to comply with strictly enforced regulatory requirements could expose us to regulatory action including warning letters, product recalls, termination of distribution, product seizures or civil penalties. It could also require us to cease using the components, seek alternative components or technologies and modify our products to incorporate alternative components or technologies, which could result in a requirement to seek additional regulatory approvals. Any disruption of this nature or increased expenses could disrupt our ability to manufacture our products on a timely basis or in sufficient quantities, or at all, which could harm our commercialization efforts and adversely affect our operating results.

We operate primarily at a single location comprised of five buildings, and any disruption at this location could adversely affect our business and operating results.*

Our principal offices are presently located in five buildings in San Diego, California. Substantially all of our operations are conducted at this location, including our manufacturing processes, research and development activities, customer and technical support, and management and administrative functions. In addition, substantially all of our inventory of component supplies and finished goods is held at this location. We take precautions to safeguard our facilities, including acquiring insurance, employing back-up generators, adopting health and safety protocols and utilizing off-site storage of computer data. However, vandalism, terrorism or a natural or other disaster, such as an earthquake, fire or flood, could damage or destroy our manufacturing equipment or our inventory of component supplies or finished goods, cause substantial delays in our operations, result in the loss of key information, and cause us to incur additional expenses. Our insurance may not cover our losses in any particular case. In addition, regardless of the level of insurance coverage, damage to our facilities may have a material adverse effect on our business, financial condition and operating results.

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

The safety and efficacy of our products is not supported by long-term clinical data, which could limit sales, and our products could cause unforeseen negative effects.*

t:slim, which we currently market in the United States, received pre-market clearance under Section 510(k) of the U.S. Federal Food, Drug, and Cosmetic Act, or FDCA. t:flex, which we began marketing and selling in the United States during the second quarter of 2015, also received 501(k) clearance. The 510(k) clearance process is shorter and typically requires the submission of less supporting documentation than other FDA approval processes and does not always require long-term clinical studies. t:slim G4, which we began marketing and selling in the United States during the third quarter of 2015, received FDA approval under a PMA. However, there are no published studies to evaluate the safety or effectiveness of the t:slim G4.

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

Moreover, we monitor any incoming customer complaints on an ongoing basis, particularly following the launch of any new products or any changes to our existing products. Changes to our existing products may include changes to hardware or software, or changes to manufacturing methods or procedures. If the results of clinical studies or other experience, such as our monitoring and investigation of customer complaints, indicate that our products cause or create an unacceptable risk of unexpected or serious complications or other unforeseen negative effects, we could be subject to mandatory product recalls, suspension or withdrawal of FDA clearance or approval, significant legal liability or harm to our business reputation.

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

For example, we have entered into a development and commercialization agreement with DexCom, which provides us a non-exclusive license to integrate the DexCom G4 PLATINUM Continuous Glucose Monitor with t:slim G4, during the term of the agreement. This agreement currently runs until January 4, 2017, with automatic one-year renewals. The license granted covers the United States and other territories may be added from time to time. Under certain circumstances, the agreement may be terminated by either party without cause or on short notice. Termination of this agreement could require us to redesign t:slim G4 and attempt to integrate an alternative CGM system into our insulin pump systems, which would require significant development and regulatory activities that could result in an interruption in the availability of the product to our customers.

If there are significant disruptions in our information technology systems, our business, financial condition and operating results could be adversely affected.*

The efficient operation of our business depends on our information technology systems. We rely on our information technology systems to effectively manage sales and marketing data, accounting and financial functions, inventory management, product development tasks, research and development data, customer service and technical support functions. Our information technology systems, including those that support t:connect, our cloud-based data management system, are vulnerable to damage or interruption from earthquakes, fires, floods and other natural disasters, terrorist attacks, attacks by computer viruses or hackers, power losses, and computer system or data network failures. In addition, our currently marketed insulin pumps, and our products currently in development contain software which could be subject to computer virus or hacker attacks or other failures. We are currently in the process of developing a system that is designed to enable customers to remotely update the software on their t:slim and t:flex pumps. Any such system could also be subject to similar risks.

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

If we fail to properly manage our anticipated growth, our business could suffer.*

Our rapid growth has placed, and we expect that it will continue to place, a significant strain on our management team and on our financial resources. For example, between December 31, 2013 and December 31, 2014 our employee base increased more than 30% and we expect to continue to experience growth of our employee base during 2015 and 2016. Failure to manage our growth effectively could cause us to misallocate management or financial resources, and result in losses or weaknesses in our infrastructure, which could materially adversely affect our business. Additionally, our anticipated growth will increase the demands placed on our suppliers, resulting in an increased need for us to manage our suppliers and monitor for quality assurance. Any failure by us to manage our growth effectively could have an adverse effect on our ability to achieve our business objectives.

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

Risks Related to our Financial Results and Need for Financing

Our future capital needs are uncertain and we may need to raise additional funds in the future, and these funds may not be available on acceptable terms or at all.*

At September 30, 2015, we had $83.8 million in cash, cash equivalents and short-term investments, which included $2.0 million of restricted cash. We believe that our cash on hand, cash generated from operations, and cash proceeds from the exercise of warrants and options will be sufficient to satisfy our liquidity requirements for at least the next twelve months. However, the continued growth of our business, including the expansion of our sales and marketing infrastructure, research and development activities, and manufacturing capabilities, will continue to increase our expenses. In addition, the amount of our future product sales is difficult to predict and actual sales may not be in line with our forecasts. As a result, we may seek additional funds in the future. Our future capital requirements will depend on many factors, including:

●	the revenue generated by sales of t:slim, t:flex and t:slim G4, and any other future products that we may develop and commercialize;

●	the costs associated with maintaining and expanding our sales and marketing infrastructure;

●	the expenses we incur in maintaining our manufacturing facility and adding additional manufacturing equipment and capacity;

●	the cost associated with developing and commercializing our proposed products or technologies;

●	the cost of obtaining and maintaining regulatory clearance or approval for our current or future products;

●	the cost of ongoing compliance with legal and regulatory requirements;

●	expenses we incur in connection with potential litigation or governmental investigations;

●	anticipated or unanticipated capital expenditures; and

●	unanticipated general and administrative expenses.

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

Our operating results may fluctuate significantly from quarter to quarter.*

There has been and may continue to be meaningful variability in our operating results from quarter to quarter, as well as within each quarter, especially around the time of anticipated new product introductions. Our operating results, and the variability of these operating results, will be affected by numerous factors, including:

●	our ability to increase sales of our currently available insulin pump products and to commercialize and sell our future products, and the number of our products sold in each quarter;

●	acceptance of our products by people with insulin-dependent diabetes, their caregivers, healthcare providers and third-party payors;

●	the pricing of our products and competitive products, including the use of discounts, rebates or other financial incentives by our competitors;

●	the effect of third-party coverage and reimbursement policies;

●	our ability to establish and grow an effective sales and marketing infrastructure;

●	the amount of, and the timing of the payment for, insurance deductibles required to be paid by our customers and potential customers under their existing insurance plans;

●	interruption in the manufacturing or distribution of our products;

●	our ability to simultaneously manufacture multiple products that meet quality and reliability requirements;

●	seasonality and other factors affecting the timing of purchases of our products;

●	timing of new product offerings, acquisitions, licenses or other significant events by us or our competitors;

●	results of clinical research and trials on our existing and future products;

●	the ability of our suppliers to timely provide us with an adequate supply of components that meet our requirements;

●	regulatory clearance or approvals affecting our products or those of our competitors; and

●	the timing of revenue recognition associated with our product sales pursuant to applicable accounting standards.

Due to the timing of the regulatory approval and commercial launch of the t:slim G4, we expect that our quarterly financial results during the second half of 2015 are subject to even greater fluctuation and uncertainty than in prior years, as customers may have delayed purchasing decisions in anticipation of the launch, and may need to satisfy additional insurance verification and approval requirements prior to completing their purchase.

As a result of our very recent product launches, and due to the complexities of the industry in which we operate, it will continue to be difficult for us to forecast demand for our products with any degree of certainty, which means it will be difficult for us to forecast our sales. In addition, we will continue to increase our operating expenses as we expand our business. Accordingly, we may experience substantial variability in our operating results from quarter to quarter, including anticipated or unanticipated quarterly losses. If our quarterly or annual operating results fall below the expectation of investors or securities analysts, the price of our common stock could decline substantially. Further, any quarterly or annual fluctuations in our operating results may, in turn, cause the price of our common stock to fluctuate substantially. We believe that quarterly comparisons of our financial results are not necessarily meaningful and should not be relied upon as an indication of our future performance.

We may not be able to generate sufficient cash to service our indebtedness, which currently consists of our credit facility with Capital Royalty Partners.*

As of September 30, 2015, we owed an aggregate principal amount of $30.0 million to Capital Royalty Partners and their related affiliates pursuant to term loan agreements. We currently do not have the ability to borrow additional amounts under our agreements with Capital Royalty Partners. Our ability to make scheduled payments or to refinance our debt obligations depends on numerous factors, including the amount of our cash reserves at the time a scheduled payment becomes due and our actual and projected financial and operating performance. The amount of our cash reserves and our financial and operating performance are subject to certain financial and business factors, as well as prevailing economic and competitive conditions, some of which may be beyond our control. We cannot assure you that we will maintain a level of cash reserves or cash flows from operating activities sufficient to permit us to pay the principal, premium, if any, or interest on our existing or future indebtedness. If our cash balances or cash flows from operations are insufficient to fund our debt service obligations, we may be forced to reduce or delay capital expenditures, sell assets or operations, seek additional capital, or restructure or refinance our indebtedness. We cannot assure you that we would be able to take any of these actions, or that these actions would permit us to meet our scheduled debt service obligations. In addition, in the event of our breach of the term loan agreements with Capital Royalty Partners we may be required to repay any outstanding amounts earlier than anticipated.

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

Risks Related to our Intellectual Property and Potential Litigation

Our ability to protect our intellectual property and proprietary technology is uncertain.*

We rely primarily on patent, trademark and trade secret laws, as well as confidentiality and non-disclosure agreements, to protect our proprietary technologies. As of September 30, 2015, our patent portfolio consisted of approximately 37 issued U.S. patents and 45 pending U.S. patent applications. Of these, our issued U.S. patents expire between approximately 2021 and 2031. We are also seeking patent protection for our proprietary technology in other countries throughout the world. In addition, we also have seven pending U.S. trademark applications, as well as 19 trademark registrations, including seven U.S. trademark registrations and 12 foreign trademark registrations.

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

Before we can market or sell a new regulated product or a significant modification to an existing product in the United States, we must obtain either clearance under Section 510(k) of the FDCA or approval of a PMA application from the FDA, unless an exemption from pre-market review applies. In the 510(k) clearance process, the FDA must determine that a proposed device is “substantially equivalent” to a device legally on the market, known as a “predicate” device, with respect to intended use, technology and safety and effectiveness, in order to clear the proposed device for marketing. Clinical data is sometimes required to support substantial equivalence. The PMA pathway requires an applicant to demonstrate the safety and effectiveness of the device based on extensive data. The PMA process is typically required for devices that are deemed to pose the greatest risk, such as life-sustaining, life-supporting or implantable devices. We received approval of our PMA for the t:slim G4 pump in September 2015. Products that are approved through a PMA application generally need FDA approval before they can be modified. Similarly, some modifications made to products cleared through a 510(k) may require a new 510(k). The process of obtaining regulatory clearances or approvals to market a medical device can be costly and time-consuming, and we may not be able to obtain these clearances or approvals on a timely basis, or at all for our proposed products.

We initially received pre-market clearance for t:slim under Section 510(k) of the FDCA in November 2011. We obtained 510(k) clearance for t:connect and t:flex in February 2013 and January 2015, respectively. From time to time, we make modifications to these products that may require a new 510(k). We received 510(k) clearance for modifications to t:slim and its associated cartridge during 2014 and expect to pursue 510(k) clearance for additional modifications to t:slim and t:flex in the future. If the FDA requires us to go through a more rigorous examination for future products or modifications to existing products than we had expected, our product introductions or modifications could be delayed or canceled, which could cause our sales to decline or to not increase in line with our forecasts. In addition, the FDA may determine that future products will require the more costly, lengthy and uncertain PMA process.

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

Risks Related to our Common Stock

Because of their significant stock ownership, certain of our executive officers, directors and principal stockholders will be able to exert control over us and our significant corporate decisions.*

Based on an aggregate of 30,070,795 shares of our common stock outstanding as of September 30, 2015, our executive officers and directors, and their affiliates owned, in the aggregate, approximately 40% of the voting power of our outstanding common stock. These persons, acting together, will have the ability to significantly influence the outcome of all matters submitted to our stockholders for approval, including the election and removal of directors and any merger, consolidation, or sale of all or substantially all of our assets.

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

Future sales, or the perception of future sales, of shares of our common stock could materially reduce the market price of our common stock.*

Sales of our common stock, or the perception in the market that the holders of a large number of our shares intend to sell such shares, could reduce the market price of our common stock which would impair our ability to raise future capital through the sale of additional equity securities. We had outstanding 30,070,795 shares of common stock as of September 30, 2015, of which approximately 12,111,350 shares are restricted securities that may be sold only in accordance with the resale restrictions under Rule 144 of the Securities Act. In addition, as of September 30, 2015, we had outstanding options to purchase 5,613,183 shares of common stock and warrants to purchase 990,031 shares of common stock that, if exercised, will result in these additional shares becoming available for sale. As of September 30, 2015, there are also an aggregate of 2,789,077 shares of our common stock reserved for future grant or issuance under our 2013 Equity Incentive Plan and Employee Stock Purchase Plan.

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

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3.	Defaults Upon Senior Securities

None.

Item 4.	Mine Safety Disclosures

Not applicable.

Item 5.	Other Information

None.

Item 6.	Exhibits

Exhibit Footnote	Exhibit Number	Description of Document
(1)	3.1	Amended and Restated Certificate of Incorporation as currently in effect.
(1)	3.2	Amended and Restated Bylaws as currently in effect.
†	10.1	Amended and Restated Development and Commercialization Agreement between the Registrant and DexCom, Inc. effective as of January 4, 2013.
†	10.2	Amendment No. 1 to Amended and Restated Development and Commercialization Agreement between the Registrant and DexCom, Inc. effective as of September 24, 2015.
	31.1	Certification of Kim D. Blickenstaff, President and Chief Executive Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
	31.2	Certification of John Cajigas, Chief Financial Officer and Treasurer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
*	32.1	Certification of Kim D. Blickenstaff, President and Chief Executive Officer, pursuant to U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
*	32.2	Certification of John Cajigas, Chief Financial Officer and Treasurer, pursuant to U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
	101.INS	XBRL Instance Document.
	101.SCH	XBRL Taxonomy Extension Schema Document.
	101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.
	101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.
	101.LAB	XBRL Taxonomy Extension Label Linkbase Document.
	101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.

†	The registrant has omitted portions of the referenced exhibit pursuant to a request for confidential treatment under Rule 24b-2 promulgated under the Exchange Act.

(1)	Filed as an exhibit to the registrant’s Registration Statement on Form S-1 (File No. 333-191601) and incorporated herein by reference.

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

Tandem Diabetes Care, Inc.

Dated: October 29, 2015	By:	/s/ Kim D. Blickenstaff
Kim D. Blickenstaff
President, Chief Executive Officer and Director (on behalf of the registrant and as the registrant’s Principal Executive Officer)

	By:	/s/ John Cajigas
John Cajigas
Chief Financial Officer and Treasurer (on behalf of the registrant and as the registrant’s Principal Financial and Accounting Officer)