Form 10-K
period 2015-12-31
TANDEM DIABETES CARE INC
filed 2016-02-24
CIK 1438133

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2015

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒

As of June 30, 2015, the aggregate market value of the registrant’s common stock held by non-affiliates was approximately $193.8 million based on the closing price for the common stock of $10.84 on that date. Shares of common stock held by each executive officer, director, and their affiliated stockholders have been excluded from this calculation as such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

As of February 19, 2016, there were 30,281,164 shares of the registrant’s common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s definitive Proxy Statement for the 2016 Annual Meeting of Stockholders, to be filed with the Securities and Exchange Commission pursuant to Regulation 14A not later than 120 days after the end of the fiscal year covered by this Form 10-K, are incorporated by reference in Part III, Items 10-14 of this Form 10-K. Except for the portions of the Proxy Statement specifically incorporated by reference in this Form 10-K, the Proxy Statement shall not be deemed to be filed as part hereof.

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K, or this Annual Report, contains forward-looking statements within the meaning of the federal securities laws. These forward-looking statements are intended to qualify for the safe harbor from liability established by the Private Securities Litigation Reform Act of 1995. All statements included or incorporated by reference in this Annual Report, other than statements of historical fact, are forward-looking statements. You can identify forward-looking statements by the use of words such as “may,” “will,” “could,” “anticipate,” “expect,” “intend,” “believe,” “continue” or the negative of such terms, or other comparable terminology. Forward-looking statements also include the assumptions underlying or relating to such statements.

Our forward-looking statements are based on our management’s current assumptions and expectations about future events and trends, which affect or may affect our business, strategy, operations or financial performance. Although we believe that these forward-looking statements are based upon reasonable assumptions, they are subject to numerous known and unknown risks and uncertainties and are made in light of information currently available to us. Our actual results could differ materially from those anticipated in these forward-looking statements as a result of various factors, including those set forth below under the caption “Risk Factors” in Part I, Item 1A and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Part II, Item 7, and elsewhere in this Annual Report, as well as in the other reports we file with the Securities and Exchange Commission, or the SEC. You should read this Annual Report with the understanding that our actual future results may be materially different and worse from what we expect.

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

We qualify all of our forward-looking statements by these cautionary statements.

PART I

Item 1.	Business

Overview

We are a medical device company with an innovative approach to the design, development and commercialization of a family of products for people with insulin-dependent diabetes. We believe that our competitive advantage is rooted in our unique consumer-focused approach and proprietary technology platform. This allows us to deliver innovative hardware and software solutions to meet the various needs and preferences of people with diabetes and their healthcare providers. We currently manufacture and sell three insulin pump products in the United States that are designed to address large and differentiated segments of the insulin-dependent diabetes market:

•	the t:slim® Insulin Delivery System, or t:slim, our flagship product that can easily and discreetly fit into a pocket,
•	the t:flex® Insulin Delivery System, or t:flex, for people with greater insulin needs, and
•	the t:slim G4TM Insulin Delivery System, or t:slim G4, the first continuous glucose monitoring, or CGM, enabled pump with touch-screen simplicity.

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

We began commercial sales of our first insulin pump product, t:slim, in August 2012. During 2015, we commenced commercial sales of two additional insulin pumps: t:flex in May 2015, and t:slim G4 in September 2015. We have experienced three consecutive years of greater than 40 percent annual sales growth. From the launch of our first product in August 2012 through December 2015, we have shipped nearly 34,000 pumps, nearly half of which were shipped in the last 12 months. Based on customer surveys, approximately half of our customers are new to insulin pump therapy, and the average age of our existing customers is 31 years old, with relatively equal distribution between men and women. By offering a family of products, all of which are based on our proprietary technology platform, we leverage a single sales and clinical organization, shared manufacturing infrastructure, and expertise of our customer technical and support services.

Our innovative approach to product design and development is consumer-focused and based on our extensive market research, as we believe the user is the primary decision maker when purchasing an insulin pump. Our market research consists of interviews, focus groups and online surveys, to understand what people with diabetes, their caregivers and healthcare providers are seeking in order to improve diabetes therapy management. We also apply the science of human factors to our design and development process, which seeks to optimize our devices, allowing users to successfully operate our devices in their intended environment.

We developed our products to provide the specific features that people with insulin-dependent diabetes seek in a next-generation insulin pump. Our proprietary pumping technology allows us to design the slimmest and smallest durable insulin pumps on the market, without sacrificing insulin capacity. Our technology platform features our patented Micro-Delivery® technology, a miniaturized pumping mechanism that draws insulin from a flexible bag within the pump’s cartridge, rather than relying on a syringe and plunger mechanism. It also features an easy-to-navigate software architecture, a vivid color touch screen and a micro-USB connection that supports both a rechargeable battery and uploads to t:connect® Diabetes Management Application, or t:connect, our custom cloud-based data management application that provides a fast, easy and visual way to display therapy management data from the pump and supported blood glucose meters.

For the years ended December 31, 2015, 2014 and 2013, our sales were $72.9 million, $49.7 million and $29.0 million, respectively. For the years ended December 31, 2015, 2014 and 2013, our net loss was $72.4 million, $79.5 million, and $63.1 million, respectively. Our accumulated deficit as of December 31, 2015 was $321.1 million. Pump sales accounted for 83% and 86% of sales, respectively, for the years ended December 31, 2015 and 2014, while pump-related supplies primarily accounted for the remainder in each year. Sales of accessories were not material in either year.

We have rapidly increased sales by developing, commercializing and marketing a family of products that utilize our technology platform and consumer-focused approach, and by providing strong customer support. Our sales, clinical and marketing organization was made up of a team of approximately 175 people as of December 31, 2015 and we expect to further expand this infrastructure. We believe we can continue to increase sales and that our sales growth during the next 12 months will outpace growth in our sales and marketing costs during this period. We believe further expansion of our sales, clinical and marketing infrastructure will allow us to engage with more potential customers, their caregivers and healthcare providers on a more frequent basis to promote our products. In addition, by leveraging our sales and marketing infrastructure to demonstrate our product benefits, and the shortcomings of existing insulin therapies, we believe more people will choose our insulin pumps for their therapy needs, allowing us to further penetrate and expand the market. We also believe we are positioned to address consumers’ needs in different segments of the large and growing insulin-dependent diabetes market with our current products and products in development that offer greater flexibility and discretion through reduced size, mobile connectivity and advancements in the automated delivery of insulin.

Our headquarters and our manufacturing facility are located in San Diego, California and we employed 482 full-time employees as of December 31, 2015.

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

The International Diabetes Federation estimates that in 2014 approximately 387 million people had diabetes worldwide and that by 2035, this number will increase to 592 million people worldwide. According to the Center for Disease Control and Prevention, or CDC, in 2014 nearly 25 million people in the United States had diagnosed diabetes.

There are two primary types of diabetes:

●

Type 1 diabetes is caused by an autoimmune response in which the body attacks and destroys the insulin-producing cells of the pancreas. As a result, the pancreas can no longer produce insulin, requiring patients to administer daily insulin to survive. According to Close Concerns, Inc., an independent consulting and publishing company that provides diabetes advisory services, or Close Concerns, approximately 1.6 million people have type 1 diabetes in the United States.

●

Type 2 diabetes occurs when the body does not produce enough insulin to regulate the amount of glucose in the blood, or cells become resistant to insulin and are unable to use it effectively. Initially, many people with type 2 diabetes attempt to manage their diabetes with improvements in diet, exercise and oral medications. However, as their diabetes advances, some patients progress to requiring injectable therapies, such as long acting insulin, and a subset of this population will require daily rapid-acting insulin therapy. According to Close Concerns, approximately 1.7 million people in the United States with type 2 diabetes require daily administration of rapid-acting insulin.

Our target market consists of approximately 3.3 million people in the United States who require daily administration of insulin, which includes approximately 1.6 million people with type 1 diabetes and approximately 1.7 million people with type 2 diabetes who require daily rapid acting insulin. Throughout this Annual Report, we refer to people with type 1 diabetes and people with type 2 diabetes who require daily rapid acting insulin as people with insulin-dependent diabetes.

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

●     Requires intensive education on insulin pump therapy and management

●     Wearing a pump can be bothersome

●     Can be more costly

●     Risk of diabetic ketoacidosis if the catheter comes out and insulin infusion is interrupted

According to Close Concerns, approximately 425,000 people with type 1 diabetes in the United States use an insulin pump, or approximately 27% of the type 1 diabetes population. In addition, approximately 125,000 people with type 2 diabetes in the United States use an insulin pump, or approximately 7% of the type 2 diabetes population who are insulin-dependent. Close Concerns also estimates that in 2014, the U.S. insulin pump market was approximately $1.4 billion, representing an 11% growth in sales compared to 2013.

We believe that the distinct advantages and increased awareness of insulin pump therapy as compared to other available insulin therapies will continue to generate demand for insulin pump devices and pump-related supplies. We also believe that the adoption of insulin pump therapy would have been even greater if not for the significant and fundamental perceived shortcomings of durable syringe-and-plunger insulin pumps currently available, which we refer to as traditional pumps.

The Opportunity

The foundation of our consumer-focused approach is market research, through which we seek to better understand the opportunity within the insulin-dependent diabetes market, as well as the reasons why the adoption rate of insulin pump therapy has not been greater in light of its benefits when compared to MDI therapy. We have conducted extensive research obtained from interviews, focus groups and online surveys to understand what people with diabetes, their caregivers and healthcare providers are seeking to improve diabetes therapy management, as we believe the user is the primary decision-maker when purchasing an insulin pump. Based on our research, we believe that the limited adoption of insulin pump therapy by people with insulin-dependent diabetes has been largely due to the shortcomings of traditional pumps currently available. These shortcomings include:

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

Not adaptable. Traditional pumps are typically sold as a single-product offering that are then linearly iterated to add features, rather than designed as a product family to offer different features to people with different needs. We believe this is due to form factor and user interface limitations that prevent the pump from being easily adaptable to new feature offerings. As a result, consumers have had limited product choices from each manufacturer and healthcare providers are required to learn a greater number of user interfaces. We believe the lack of adaptability of traditional pump platforms has been a restricting factor in offering people with diabetes differentiated product features to best meet their therapy needs.

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

Our Solution

We developed our proprietary technology platform using a consumer-focused approach by first utilizing extensive market research to ascertain what consumers want and then designing products to meet those specific consumer demands. Our development process then applies the science of human factors, which optimizes a device or system to the intended user through iterative usability and design refinement. This multi-step approach has resulted in products that provide users with the distinct product features they seek and in a manner that makes the features usable. We believe this approach is fundamentally different from the approach applied to the traditional medical device development process, which often does not involve seeking out specific consumer feedback in advance or applying the science of human factors to optimize the design of a product. Our t:slim, t:flex, and t:slim G4 products were all developed using this approach.

Our solution, which addresses the shortcomings of traditional pumps, includes:

Contemporary style. Our current products, as well as our products under development, have the look and feel of a modern consumer electronic device, such as a smartphone. Relying on significant consumer input and feedback during the development process, we believe the aesthetically-pleasing, modern design of our products addresses the embarrassing appearance-related concerns of insulin pump users. Key product features such as a high-resolution, color touch screen with shatter-resistant glass, aluminum casing and rechargeable battery, make our products unique in the insulin pump market. In addition, we designed a broad range of accessories allowing users to customize their pump to their individual lifestyle and sense of style.

Our Insulin Pump Form Factor (Actual Size of t:slim, t:flex and t:slim G4)

Adaptable platform. Our family of products shares a pump form factor, as well as an easy-to-navigate software architecture combined with a touch screen user interface. This enables us to offer differentiated features across multiple products while leveraging the same sales, clinical, marketing, manufacturing, and customer service infrastructures. It also creates efficiencies when training healthcare providers as our products’ user interface operations are the same across all products, subject only to slight differences that relate to specific features such as a large volume cartridge or CGM integration. We believe the adaptability of our pump platform uniquely positions us to offer a family of products that addresses different needs of people with insulin-dependent diabetes, rather than iterating a single product offering.

Compact size. With a narrow profile, similar to many smartphones, our products can easily and discreetly fit into a pocket. t:slim and t:slim G4 are the slimmest and smallest durable insulin pumps on the market, while still offering a cartridge with 300 units of insulin. t:flex offers this same sleek pump form factor, while utilizing a cartridge with 480 units of insulin, providing enhanced flexibility to people with greater insulin needs. The size and shape of our products are designed to provide increased flexibility with respect to how and where a pump can be worn. Based on extensive consumer input during development, we believe our products address both the embarrassment and functionality concerns related to the size and inconvenience of carrying a traditional pump.

t:slim and t:slim G4 Insulin Delivery System Profile (Actual Size)

Easy to learn and teach. Our technology platform allows for the use of a color touch screen and easy-to-navigate software architecture, providing users simple access to the key functions of their pump directly from the Home Screen. Insulin pump users can quickly learn how to efficiently navigate their pump’s software, thereby enabling healthcare providers to spend less time teaching a person how to use the pump and more time improving management of their diabetes. We believe these features also allow healthcare providers to more efficiently train people to use our pump and have a higher degree of confidence that users can successfully operate our pump, including its more advanced features. Our use of touch-screen technology also allows us to offer our t:simulator App, which allows anyone to experience the easy-to-navigate software for any of our three pumps free of charge on a mobile device. We believe the ease with which our pump can be learned and taught, and the accessibility of our t:simulator App to broadly and easily demonstrate our software technology, will help attract current insulin pump users as well as people who may have been frustrated or intimidated by traditional pumps.

Easy-to-Navigate Pump Software Architecture

Intuitive to use. Similar to what is found in modern consumer electronic devices, the embedded software displayed on our color touch screen features intuitive and commonly interpreted colors, language, icons and feedback. Our software also features numerous shortcuts, including a simple way to return to the Home Screen and view critical information for therapy management. These features were designed to enable users to operate their pump with greater confidence and expand the set of functions that they regularly utilize. Users can also execute most tasks in fewer steps than traditional pumps. We believe these features allow users to more efficiently manage their diabetes without fear or frustration.

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

Our Insulin Pump Mechanism

Our technology platform also features a touch screen and a micro-USB connection that supports rapid recharging and connectivity to t:connect, both of which can be performed without disconnecting or interrupting insulin delivery.

We believe our technology platform will allow our products to further penetrate and expand the insulin pump therapy market by addressing the specific product and technology limitations that were raised by people with diabetes, their caregivers and healthcare providers throughout our market research and iterative human factors-based design process. We also believe our product platform provides us with the opportunity to address unmet needs in the insulin-dependent diabetes market, including further device miniaturization and advancements in automated insulin delivery.

Our Strategy

Our goal is to significantly expand and further penetrate the insulin-dependent diabetes market and become the leading provider of insulin pump therapy by focusing on both consumer and clinical needs. By offering a family of differentiated products, we believe we are uniquely positioned to provide options in insulin pump therapy to people with insulin-dependent diabetes, allowing us to address multiple segments of the diabetes market. This approach also allows us to leverage our existing infrastructure, including our sales, marketing and clinical efforts, manufacturing efficiencies, and customer technical and support services. To achieve these goals, we intend to pursue the following business strategies:

Drive adoption of our products through our expanded sales and marketing infrastructure and multiple product offerings. We have achieved commercial success since the launch of our first commercial product, t:slim. Our sales and marketing infrastructure is scalable, and we have invested and will continue to invest in the expansion of this infrastructure to increase our access to people with insulin-dependent diabetes, their caregivers and healthcare providers. For example, we are leveraging this infrastructure by marketing new products, such as t:flex and t:slim G4, to primarily the same healthcare providers, thereby increasing our efficiency. We believe that further investment in our sales and marketing infrastructure combined with the launch of additional product offerings utilizing the same infrastructure will drive continued adoption of our products and increase our revenues.

Promote awareness of our product family to consumers, their caregivers and healthcare providers. Our products were specifically designed to address the shortcomings of currently available technologies that we believe have limited the adoption of insulin pump therapy. We intend to broaden our direct-to-consumer marketing to promote the differentiated benefits offered by our family of products through our new website, the use of social media tools, our t:simulator App and motivational spokespeople at industry forums and events. We also expect to leverage our sales and marketing force, together with our clinical specialists, to cultivate relationships with diabetes clinics, insulin-prescribing healthcare professionals and other key opinion leaders. By promoting awareness of our products, we believe that we will attract users of other pump therapies and MDI to our products.

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

Advance our platform of innovative, consumer-focused products to address the unmet needs of people in the insulin-dependent diabetes market. We believe that our proprietary technology platform allows us to provide the most sophisticated and intuitive insulin pump therapy products on the market. We intend to continue utilizing this platform, and to explore additional advancements in our platform technology, to expand our product offerings, as well as the features offered by our family of products, to address different segments of the large and growing insulin-dependent diabetes market, including supporting advances in the automated delivery of insulin through strategic agreements and commercial product development efforts. As part of this effort, we have entered into development agreements with DexCom, Inc., or DexCom, to allow the integration of our insulin pumps with the DexCom continuous glucose monitoring systems.

Broaden direct access to third-party payor reimbursement for our products in the United States. We believe that third-party reimbursement is an important determinant in driving consumer adoption. We also believe that customer and healthcare provider interest in our products is an important factor that enhances our prospect of contracting with third-party payors. We intend to intensify our efforts to encourage third-party payors to establish direct reimbursement for our products as we expand our market presence and family of products.

Leverage our manufacturing operations to achieve cost and production efficiencies. We manufacture our products at our headquarters in San Diego, California. We utilize a semi-automated manufacturing process for our pump products and disposable cartridges. We have significantly increased our manufacturing output since we began commercialization of our products and we have the ability to expand our production capacity by replicating our production lines. We intend to install additional equipment for the automated manufacturing of our disposable cartridges in the next 12 months. Our production system is also adaptable to new products due to shared product design features. We intend to reduce our product costs and drive operational efficiencies by leveraging our manufacturing infrastructure, and as demand for our products increases, we may seek additional facilities in order to further scale our manufacturing operations.

Our Technology Platform

Utilizing our unique consumer-focused approach, which is based on our extensive market research and the science of human factors, we have developed an innovative technology platform that is fundamental to the design of our existing products and provides the foundation for development of future products. The key elements of our platform are:

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

Vivid color touch screen. Our full color touch screen allows users to access a streamlined, easy-to-use interface. The high-grade, shatter-resistant glass touch screen provides the user the ability to enter numbers and access features directly, rather than scrolling through numerous screens and options. The touch screen facilitates safety features that were designed to prevent unintended pump operations. The touch screen also supports enhanced visual and tactile feedback.

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

Compatibility and connectivity. Our PC- and Mac-compatible, cloud-based data management application, t:connect, provides our insulin pump users a fast, easy and visual way to display therapy management data from all of our pump products and supported blood glucose meters. Our platform empowers people with diabetes, as well as their caregivers and healthcare providers, to easily and quickly identify meaningful insights and trends, allowing them to fine-tune therapy and lifestyle choices for better control of their diabetes. Additionally, our platform enables rapid data uploads through a micro-USB connection, without interrupting insulin delivery.

Our Products

In 2012, we introduced to the market our flagship product, t:slim. t:connect, its companion diabetes management application was launched during 2013. In 2015, we launched two new pumps, t:flex and t:slim G4. We believe our unique products address the significant and fundamental shortcomings of traditional pumps and will allow people to manage their diabetes more efficiently.

Commercial Products

Our Insulin Pump Products

All of our insulin pump products share important common features, including a black aluminum case and chrome trim, that give them the look and feel of a modern consumer electronic device, such as a smartphone. Our insulin pumps are also watertight, with an IPX7 rating, eliminating concerns about accidentally getting it wet. Each device also features a micro-USB connection that supports rapid recharging and connectivity to t:connect, both of which can be performed without disconnecting or interrupting insulin delivery.

All of our insulin pumps also feature a vivid, full-color touch screen made of high-grade, shatter-resistant glass that provides users the ability to enter numbers and access features directly, rather than scrolling through a list of numbers and screens. We designed the streamlined, user-friendly interface of our products to facilitate rapid access to the features people use most, such as delivering a bolus, viewing insulin remaining on board, viewing insulin cartridge volume and monitoring current pump status and settings. The interface also includes an options menu that provides quick and intuitive navigation to key insulin management features, pump settings, cartridge loading and use history. Our insulin pumps also feature a Home Screen button that immediately returns the user to the Home Screen where important administrative features are displayed, including the current battery charge level, a time and date display and an LED indicator for alerts, alarms and reminders.

All of our insulin pump products allow for the creation of multiple customizable personal profiles, each supporting up to 16 timed insulin delivery settings. This feature allows users to manage their day-to-day insulin therapy with less effort and interruption. Users can quickly and easily adjust insulin settings based on a number of key factors, including basal rate, correction factor, insulin-to-carbohydrate ratio and target blood glucose levels.

t:slim® Insulin Delivery System

Our flagship product, t:slim Insulin Delivery System, is comprised of t:slim Pump, its 300-unit disposable insulin cartridge and an infusion set. We began commercial sales of t:slim in the United States in the third quarter of 2012. Measuring 2.0 x 3.1 x 0.6 inches, t:slim and t:slim G4 are the slimmest and smallest durable insulin pumps on the market.

Cartridge being inserted into t:slim Insulin Pump

t:flex Insulin Delivery System

t:flex Insulin Delivery System is comprised of t:flex Pump, its 480-unit disposable insulin cartridge and an infusion set. We began commercial sales of t:flex in the United States in the second quarter of 2015.

t:flex Insulin Pump

People with insulin-dependent diabetes require different amounts of insulin based on their level of insulin sensitivity, which can vary significantly from person to person. t:flex is designed for individuals who require more than 100 units of U-100 insulin per day on MDI or more than 80 units per day using a pump, such as teenagers with type 1 diabetes and many people with type 2 diabetes. t:flex incorporates the same technology platform as t:slim, but offers a 480-unit insulin reservoir, the largest capacity currently approved in the United States. This provides users the benefits of pump therapy without the frequent cartridge changes required by 200- and 300-unit capacity pumps. t:flex cartridge extends out slightly on one side to accommodate the extra volume while maintaining all of the other benefits of t:slim, including its slim and sleek appearance.

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

t:slim G4 Insulin Pump with Integrated CGM System

t:slim G4 Insulin Delivery System is the first and only touch-screen pump with CGM integration. It combines features of t:slim pump and DexCom G4 PLATINUM CGM System, devices that have consistently ranked #1 in independent surveys, into a single device that is simple to use. We began commercial sales of t:slim G4 in the United States in the third quarter of 2015.

We have a development and commercialization agreement with DexCom, which provides us a non-exclusive license to integrate our product platform with the DexCom G4 PLATINUM CGM System. t:slim G4 incorporates the same pump technology and user interface as t:slim but also provides the added convenience of allowing CGM information to be displayed on the pump, eliminating the need to carry an additional device. Based on this information, users are able to utilize the pump to take direct action with their insulin pump therapy.

CGM is a therapy used in conjunction with blood glucose testing, and provides users with real-time access to their glucose levels as well as trend information. Close Concerns estimates that approximately 10 percent of people with type 1 diabetes use CGM. We believe that CGM utilization will be increased by offering an accurate CGM sensor in combination with an innovative and consumer-focused insulin pump, such as t:slim.

We commenced commercial sales of t:slim G4 in September 2015. During the fourth quarter of 2015, t:slim G4 represented the majority of our insulin pump shipments and we expect that trend to continue during 2016. Based on a customer survey conducted in the fourth quarter of 2015, we believe approximately 45 percent of our t:slim G4 customers did not previously use any form of CGM and nearly 10 percent of our t:slim G4 customers were previously using a competitive CGM system.

Our Complimentary Products

t:connect Diabetes Management Application

We commercially introduced t:connect Diabetes Management Application, or t:connect, our cloud-based data management application, in the first quarter of 2013. It provides users, their caregivers and their healthcare providers a fast, easy and visual way to display therapy management data from our pumps and supported blood glucose meters. This application empowers people with diabetes, as well as their caregivers and healthcare providers, to easily and quickly identify meaningful insights and trends, allowing them to refine therapy and lifestyle choices for better management of their diabetes. We also believe that t:connect can serve as a key component of mobile health applications that are currently in development.

We developed t:connect to be intuitive, with the same consumer-focused approach utilized in the development of our insulin pumps. It features built-in smart logic that manages duplicate blood glucose readings from a user’s pump and blood glucose meter to ensure report accuracy. t:connect also can generate color-coded graphs and interactive, multi-dimensional reports that make it easy to identify therapy management trends, problems and successes. While our insulin pumps hold the data generated over a period of up to 90 days, once a user uploads to t:connect their therapy management information is retained in their account. t:connect maintains the highest standards of patient data privacy and is hosted on secure, Health Insurance Portability and Accountability Act of 1996, or HIPAA, compliant servers.

In 2016, we intend to launch an enhanced version of t:connect that will simplify the ability of patients to share their t:connect data with their healthcare providers, which we refer to as t:connect HCP. We expect t:connect HCP will also allow a healthcare provider to establish a separate account that centralizes t:connect data from all of their enrolled patients.

t:connect Diabetes Management Application

Infusion Sets

We offer our customers various infusion set choices for use with our insulin pump products. During 2015, we launched a Tandem-branded infusion set under the t:90 brand name. The t:90 offers a 90-degree soft cannula and comes pre-loaded in an automatic spring inserter, so one-handed insertions are quick and easy, even in hard-to-reach areas. We expect to launch the second Tandem-branded infusion set under the t:30 brand name during 2016. The t:30 will offer the same features and benefits as the t:90, but with a 30-degree soft cannula, which is often preferred by users who are lean or lead an active lifestyle.

Both t:90 and t:30 infusion sets will come in a wide variety of tubing lengths to fit customers’ individual needs. We intend to continue to invest in the development of enhancements to our infusion set products to address the perceived shortcomings of existing products on the market.

Pump Accessories

We offer our customers a broad range of accessories for their pumps, allowing users to customize their device to their individual lifestyle and sense of style. We believe our accessories increase user flexibility and willingness to use and carry their insulin pump. These accessories include different color casings, belt clips, and leather cases.

Insulin Pump Accessories

Products in Development

Our products in development support our strategy to focus on both consumer and clinical needs. We intend to leverage our consumer-focused approach and proprietary technology platform to continue to develop products targeted at different segments of the insulin-dependent diabetes market.

Tandem Device Updater

The Tandem Device Updater, formerly referred to as Project Odyssey, is a proprietary PC and Mac-compatible web-based system that is being developed to give users the ability to update their pump’s software remotely, similar to how a user would update software on a smartphone. We are positioned to offer this capability due to the intuitive software architecture and convenient micro-USB connection included within our pump products. We anticipate that the Device Updater will allow users to conveniently update their pump software, and provide them the opportunity to quickly utilize enhanced features made available through our products.

We submitted a 510(k) for the Device Updater in the first quarter of 2016. If approved, the Device Updater will serve as a vehicle to update our 510(k)-approved pumps, t:slim and t:flex.

t:sport Insulin Delivery System

The t:sport Insulin Delivery System, or t:sport, is being designed for people who seek even greater discretion and flexibility with the use of their insulin pump by further reducing the size of the insulin pump and controlling its operation through a separate controller or mobile device application. We are developing a compact insulin pump capable of communicating wirelessly with a mobile device, such as a smartphone, which will be used to program its operations instead of a touch screen on the device. During 2015, we completed market research to support our development of t:sport and developed several hardware prototypes.

The FDA issued Radio Frequency Wireless Technology in Medical Devices Guidance in August 2013. At this time, there is not a predicate device for an insulin pump wirelessly controlled through a mobile device application.

Automated Insulin Delivery

The concept of an artificial pancreas system generally involves an external device, or combination of devices, intended to aid a person with insulin-dependent diabetes by automatically testing and controlling their blood glucose through the administration of insulin by itself or in combination with a second hormone. This may be achievable by combining an insulin pump and a CGM with computer software that allows the two devices to automatically communicate to determine and provide the right amount of insulin, or insulin plus another hormone, at the correct time.

We have supported leading researchers at facilities such as the University of Virginia, Boston University, Massachusetts General Hospital and Stanford University by providing pump hardware and software to advance development of artificial pancreas solutions. Within our commercial t:slim product there is a blue-tooth low energy radio, or BLE, that is not enabled. In July 2013, we submitted a Master File to the FDA, allowing researchers to use t:slim technology with the BLE enabled. This device provides researchers wireless use of our device with their selected algorithm and CGM for single hormone or dual hormone clinical studies.

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

We believe our first commercial artificial pancreas offering will require a pre-market approval, or PMA, and that the submission will include data from one or more clinical studies. We anticipate filing an investigational device exemption, or IDE, with the FDA in 2016 for our first clinical study involving a first-generation product with the capability of partial automation of insulin delivery.

Sales and Marketing

Our sales and marketing objectives are to:

●	generate demand and acceptance for our current product family and future products developed with our technology platform among people with insulin-dependent diabetes; and

●	promote advocacy and support for healthcare providers.

As of December 31, 2015, we had a sales, clinical and marketing team of approximately 175 full-time employees. In late 2015, we announced that we would expand our sales and clinical organization from 60 to 72 territories. We expect to complete the expansion of our sales territories during the first quarter of 2016. Each territory within our sales organization consists of a territory manager and a clinical diabetes specialist who as a team call on endocrinologists, primary care physicians, certified diabetes educators and potential customers. Based on historical sales force performance, we expect most of the new territories to reach their steady state level of sales performance within nine to twelve months from their date of hire. Our sales team is augmented by individuals in our customer sales support organization who follow up on leads generated through promotional activities and educate people on the benefits of our proprietary technology and products. As our market penetration continues to build momentum, and as we launch new products into the market, we expect to further expand our sales, clinical and marketing infrastructure in the United States and may evaluate international commercialization opportunities.

In addition, as of December 31, 2015, we had executed agreements with approximately 40 independent distributors. For the year ended December 31, 2015, Edgepark Medical Supplies, Inc., and Byram Healthcare accounted for 17.8%, and 17.2% of our sales, respectively. For the year ended December 31, 2014, Edgepark Medical Supplies, Inc., CCS Medical, Inc. and Byram Healthcare accounted for 16.0%, 11.6% and 10.9% of our sales, respectively. None of our independent distributors has been required to sell our products exclusively and each of them may freely sell the products of our competitors. Our distributor agreements generally have one-year initial terms with automatic one-year renewal terms, and are terminable in connection with a party’s material breach.

We expect our sales will fluctuate on a quarterly basis in the future due to a variety of factors, including the impact of:

•

seasonality associated with summer vacations, annual deductibles and coinsurance requirements associated with most medical insurance plans utilized by our individual customers and the individual customers of our distributors,

•	the buying patterns of our distributors and other customers,
•	the size and timing of sales force expansions, and
•	anticipated and actual regulatory approvals of new products.

We have generally experienced and expect to continue to experience sequential growth of sales in each quarter from the first quarter to the fourth quarter, and we also expect sequential sales from the fourth quarter to the following first quarter to decrease. In 2014, the expansion of our sales force during the first half of the year contributed to our sales being weighted heavily towards the second half of the year. In 2015, the timing of the regulatory approval and commercial launch of t:slim G4 contributed to our sales being weighted even more heavily towards the fourth quarter of the year. In 2016, we expect the combined effect of product enhancements, the increasing productivity of our existing sales force and the expansion of our sales force will result in sales continuing to being weighted heavily towards the second half of the year.

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

●

our Demonstration Unit Program, through which we provide healthcare professionals with our products, or a mobile device that operates our t:simulator App, for pump demonstrations to their patients; and

●	partnerships with third-party diabetes management systems for the display of Tandem pump data, including diasend® Clinic and Tidepool.

Consumer-focused initiatives. We sell our products directly to consumers through referrals from healthcare providers and through leads generated through our promotional activities. Our direct-to-consumer marketing efforts focus on positioning our products as innovative, consumer-focused insulin pumps with a unique Micro-Delivery technology, slim touch screen design and an intuitive user interface designed to meet different needs in the diabetes community. In connection with the launch of our t:slim G4, our marketing also emphasizes the greater accuracy of the DexCom G4 PLATINUM CGM over competitive products. Some of our recent consumer-focused marketing initiatives include:

●

participation at consumer-focused regional diabetes conferences and events including the JDRF Type One Nation Summits, the American Diabetes Association Expos, Children With Diabetes Friends for Life and Taking Control Of Your Diabetes, or TCOYD, conferences and local diabetes camps;

●	website enhancements and utilization of social media, online webinars and consumer-focused newsletters to drive online awareness and expand web presence;

●	promotion of our t:simulator App, which allows anyone the ability to explore the key features of our pump products for free using the convenience of their mobile device;

●	corporate sponsorships of organizations focused on people with diabetes, including JDRF, TCOYD, Diabetes Hands Foundation, Students with Diabetes, College Diabetes Network, Diabetes Scholars; and

●	community diabetes fundraising and awareness events.

Branding. We developed our comprehensive branding strategy to engage consumers and communicate our identity as a modern and progressive company that works “in tandem” with the diabetes community, healthcare providers, our employees and business partners. We strive to embody this through our product offerings, marketing efforts and interactions throughout our business. Our product names are family branded using a “t:” to create uniformity and help consumers quickly identify our products. Our “touch simplicity” marketing campaign highlights the slim touch screen design and easy-to-navigate software associated with our pump products. Our other product packaging, website, advertising and promotional materials are a reflection of our consumer-focused approach and modern style. We value having clear, friendly and helpful communications throughout our business.

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

By offering an intuitive user interface, we believe healthcare providers will be able to train people to use our products more efficiently than traditional pumps, and will have a higher degree of confidence in their patients’ ability to operate it, including the more advanced features. In addition, the intuitive nature of our family of pump products likely will allow healthcare providers to spend less time teaching a person how to use their pump and more time helping to improve the management of their diabetes. This ease of training may also help users feel less intimidated and fearful of pump therapy, leading to increased adoption and market expansion.

We tailor our training efforts for insulin pump users and healthcare providers. In some cases, our clinical training managers may certify clinic-based healthcare providers to train their patients on our products. In other cases, a member of our clinical team will conduct one-on-one training on our products with the customer. We have also established a network of independent, licensed diabetes educators who have been certified to train on our products and will conduct customer training on our behalf.

In connection with the launch of our t:slim G4, we also offer our customers with online training on the use of the CGM components of the system. Customers can access one or more modules of the training system at their own pace and at the location that they prefer, which offers them a convenient method to access the latest training available.

Technical Services. We believe that a difficult-to-use pump will result in users making more frequent calls to the pump manufacturer or their healthcare provider for support in using the device. This can be frustrating for the customer and costly for the pump manufacturer as well as for the healthcare provider. We expect the intuitive nature of our products to result in fewer calls from users requesting support from our technical services team or their healthcare provider. However, because of the significant percentage of our customers that are new to pump therapy, we also anticipate receiving high call volume from customers who are still becoming familiar with the fundamentals of insulin pump therapy.

Our customer-focused technical services team provides support seven days a week, 24 hours a day by answering questions, trouble-shooting and addressing issues or concerns. Our insulin pump products are covered by a four-year warranty that includes our product replacement program through which our technical services team members can provide a customer with a replacement device within as little as 24 hours to minimize the interruption of his or her therapy.

Insurance Verification. Our insurance verification team provides support to help customers, and potential customers, understand their insurance benefits. We work with the customers and their healthcare providers to collect information required by the insurance provider and to determine their insurance benefit coverage for our products and notify them of their benefit.

Following communication of a person’s estimated financial responsibility, final confirmation of their desire to purchase the device and method of fulfillment, the customer’s order is typically shipped to their home. The initial order generally contains their insulin pump as well as a 90-day supply of infusion sets and cartridges. For customers that we service on a direct basis, a member of our internal team then contacts the customer prior to the end of their 90-day supply to re-verify their insurance benefits and assist in reordering supplies. For customers who purchase our insulin pump through one of our authorized distributors, ongoing supplies are typically also arranged through the distributor.

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

We are accredited by the Community Health Accreditation Program and are an approved Medicare provider. We currently bill for all of our insulin pump products and associated supplies using existing Healthcare Common Procedure Coding System codes for which Medicare reimbursement is well established. However, pump eligibility criteria for people with type 2 diabetes can be different and often requires additional documentation and laboratory testing to gain in-network insurance reimbursement benefits.

Over the last ten years, Medicare reimbursement rates for insulin pumps and disposable cartridges have remained relatively unchanged. However, Medicare periodically reviews its reimbursement practices for diabetes-related products. Medicare implemented a competitive bidding process for blood glucose strip reimbursement, which resulted in a significant reduction in the reimbursement rate for those products. Medicare also initiated a competitive bidding process for insulin pumps in limited geographies. As a result, there is some uncertainty as to the future Medicare reimbursement rate for our current and future products.

As of December 31, 2015, we had entered into commercial contracts with approximately 136 national and regional third-party payors to establish reimbursement for our insulin pump products, disposable cartridges and other related supplies. We employ a team of managed care managers who are responsible for negotiating and securing contracts with third-party payors throughout the United States. For the year ended December 31, 2015, approximately 22% of our sales were generated through our direct third-party payor contracts.

If we are not contracted with a person’s third-party payor and in-network status cannot be otherwise obtained, then to the extent possible we utilize distribution channels so our customers’ orders can be serviced. As of December 31, 2015, we had executed distributor agreements with approximately 40 independent distributors. In some cases, but not all, this network of distributors allows us to access people who are covered by commercial payors with whom we are not contracted, at in-network rates that are generally more affordable for our customers.

Manufacturing and Quality Assurance

We currently manufacture our products at our headquarters in San Diego, California. By locating our manufacturing operations near our other business functions, we believe we have significantly enhanced our ability to monitor and manage our manufacturing, and to adjust manufacturing operations quickly in response to our business needs.

We currently utilize a semi-automated manufacturing process for our pump products and disposable cartridges. The pump production line requires approximately 20 manufacturing assemblers and limited support staff to run the line and reaches a maximum output of approximately 30,000 pumps per year on a single shift. Disposable cartridges are manufactured on a production line that requires 14 manufacturing operators and limited support staff and reaches a maximum output of approximately 1,000,000 cartridges per year on a single shift. We are actively working on improving the efficiency of our disposable cartridge manufacturing process. For instance, we are currently working towards manufacturing t:flex cartridges primarily using the same semi-automated manufacturing equipment used in the manufacture of t:slim and t:slim G4 cartridges. In addition, we are in the process of further automating the manufacturing of our disposable cartridges.

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

We have significantly increased our manufacturing output since we began the commercialization of our first product and we have the ability to expand our production capacity by replicating our production lines. We intend to install additional equipment for the automated manufacturing of our disposable cartridges in the next 12 months. Our production system is also adaptable to new products due to shared product design features. We intend to reduce our product costs and drive operational efficiencies by leveraging our manufacturing infrastructure. As demand for our products increases, we may seek additional facilities in order to further scale our manufacturing operations.

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

We entered into a development and commercialization agreement with DexCom, which provides us a non-exclusive license to integrate the DexCom G4 PLATINUM CGM System with t:slim G4 during the term of the agreement. The license covers the United States, and such other territories as may be added from time to time. We paid DexCom $1.0 million at the commencement of the collaboration, and a $1.0 million milestone payment in July 2014, and a final $1.0 million payment in September 2015. The payments were recorded as research and development costs. We agreed to pay DexCom a royalty payment in the amount of $100 for each integrated system sold. In September 2015, we amended the agreement with DexCom such that, in lieu of the $100 royalty payment, we will commit $100 for each t:slim G4 sold for incremental marketing activities associated with t:slim G4 that are in addition to a level of ordinary course marketing activities or marketing activities to support other jointly funded development projects. Our agreement with DexCom runs until January 4, 2018, with automatic one-year renewals. Either party may terminate the agreement without cause upon 18 months’ prior notice. In addition, in the event of a change of control of either party, the other party may unilaterally elect to terminate the agreement, subject to limited ongoing obligations.

In July 2015, we entered into development agreements with DexCom to allow the integration of our future generation pumps with the DexCom G5 and G6 continuous glucose monitoring systems.

Research and development costs were $17.0 million, $15.8 million and $11.1 million in 2015, 2014 and 2013, respectively. This includes the $1.0 million milestone payments made to DexCom under the Development and Commercialization Agreement, in each of the years ended December 31, 2015 and 2014.

Intellectual Property

We have made protection of our intellectual property a strategic priority. We rely on a combination of copyright, patent, trademark, trade secret and other intellectual property laws, non-disclosure agreements and other measures to protect our proprietary rights.

As of December 31, 2015, our patent portfolio consisted of approximately 41 issued U.S. patents and 43 pending U.S. patent applications. Of these, our issued U.S. patents expire between approximately 2021 and 2034. We are also seeking patent protection for our proprietary technology in other countries throughout the world. In addition, we also have three pending U.S. trademark applications as well as 20 trademark registrations, including eight U.S. trademark registrations and 12 foreign trademark registrations.

In July 2012, we entered into an agreement with Smiths Medical pursuant to which we were granted, through certain assignments and certain non-exclusive and exclusive, worldwide, fully paid-up, royalty-free licenses, certain rights to patents and patent applications related to ambulatory infusion pumps and related software and accessories for the treatment of diabetes. We agreed to pay $5.0 million in license fees and to share equally any associated sublicense revenues we may receive. As of December 31, 2015, we had paid the initial license fees in full and have not entered into any sublicense agreements.

Our development and commercialization agreement with DexCom related to DexCom’s G4 PLATINUM CGM System provides us with a non-exclusive license to integrate the DexCom G4 PLATINUM CGM System into t:slim G4. For additional information, see “Research and Development.” We also have separate development agreements with DexCom that provide us with a non-exclusive license to integrate DexCom’s G5 and G6 CGM Systems into our future generation pumps.

Competition

The medical device industry is intensely competitive, subject to rapid change and highly sensitive to the introduction of new products or other market activities of industry participants. We compete with a number of companies that manufacture insulin delivery devices, such as Medtronic MiniMed, a division of Medtronic, Inc., Animas Corporation, a division of Johnson & Johnson and Insulet Corporation.

Many of our competitors are either publicly traded companies or divisions or subsidiaries of publicly traded companies with significantly more market share and resources than we have. Many of these companies have several competitive advantages over us, including greater financial resources for sales and marketing and product development, established relationships with healthcare providers and third-party payors and larger and more established distribution networks. In some instances, our competitors also offer products that include features that we do not currently offer. For instance, Insulet offers an insulin pump with a tubeless delivery system that does not utilize an infusion set, and Medtronic currently offers a traditional insulin pump that is integrated with a CGM system featuring a threshold suspend feature.

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

We first obtained 510(k) clearance for t:slim in November 2011. Subsequently, in October 2014, we received 510(k) clearance for the updated t:slim, which included software modifications for feature enhancements. t:slim is one of the first insulin pumps to be cleared under the FDA’s Infusion Pump Improvement Initiative. Infusion pumps are one of the most commonly recalled categories of medical devices, often as a result of deficiencies in device design and engineering. The Infusion Pump Improvement Initiative is intended to improve the current pre-market and post-market regulatory processes and requirements associated with infusion pumps and other home use medical devices. As part of this effort, the FDA is reviewing the adverse event reporting and recall processes for insulin pumps. We recently filed a 510(k) for an expanded age indication for our t:slim pump, which is currently under review.

We obtained 510(k) clearance for t:connect in February 2013 and for t:flex in January 2015. In September 2015, we received approval of our PMA for t:slim G4. We recently filed a 510(k) for our Tandem Device Updater, which we designed to allow users to remotely update their pump software.

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

We provide the initial training to customers necessary for appropriate use of our products either through our own diabetes educators or by contracting with outside diabetes educators that have completed a Tandem pump-training course. Outside diabetes educators are reimbursed for their services at fair market value. Although we believe that these arrangements do not violate the law, regulatory authorities may determine otherwise, especially as enforcement of this law historically has been a high priority for the federal government. In addition, because we may provide some coding and billing information to purchasers of our devices, and because we cannot guarantee that the government will regard any billing errors that may be made as inadvertent, the federal anti-kickback legislation may be applied to us. Noncompliance with the federal anti-kickback legislation could result in our exclusion from Medicare, Medicaid or other governmental programs, restrictions on our ability to operate in certain jurisdictions, and civil and criminal penalties.

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

Employees

As of December 31, 2015, we had 482 full-time employees. None of our employees is represented by a collective bargaining agreement, and we have never experienced any work stoppage. We believe we have good relations with our employees.

Additional Information

We were incorporated in Colorado in January 2006 and reincorporated in Delaware in January 2008. Our website address is www.tandemdiabetes.com. We post links to our website to the following filings as soon as reasonably practicable after they are electronically filed with or furnished to the SEC: annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, proxy statements, and any amendments to those reports filed or furnished pursuant to Sections 13(a), 14 or 15(d) of the Securities Exchange Act of 1934, as amended, or Exchange Act. All such filings are available through our website free of charge. However, the information contained on or accessed through our website does not constitute part of this Annual Report, and references to our website address in this Annual Report are inactive textual references only.

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

Since our inception in January 2006, we have incurred a significant net loss. As of December 31, 2015, we had an accumulated deficit of $321.1 million. To date, we have financed our operations primarily through public and private sales of our equity securities, debt financing with Capital Royalty Partners II L.P. and its affiliated funds, or Capital Royalty Partners, and sales of our products. We have devoted substantially all of our resources to the research and development of our products, the commercial launch of our products, the development of a sales and marketing team and the assembly of a management team to manage our business.

We began commercial sales of our first commercial product, t:slim, in the third quarter of 2012. We began commercial sales of t:flex in the second quarter of 2015 and t:slim G4 in the third quarter of 2015. Since the first quarter of 2013, we have been able to manufacture and sell our insulin pump products at a cost and in volumes sufficient to allow us to achieve a positive overall gross margin. For the years ended December 31, 2015 and 2014, our gross profit was $26.6 million and $15.2 million, respectively. However, although we have achieved a positive overall gross margin, we still operate at a substantial net loss and expect that we will continue to do so for the next several years.

To implement our business strategy we need to, among other things, grow our sales, clinical and marketing infrastructure to increase sales of our products, fund ongoing research and development activities, expand our manufacturing capabilities, and obtain regulatory clearance or approval to commercialize our products currently under development. We expect our expenses to increase significantly as we pursue these objectives. The extent of our future operating losses and the timing of profitability are highly uncertain, especially given that we expect to further expand the size of our sales, clinical and marketing infrastructure and that we only recently began sales of two new commercial products, which makes forecasting our sales more difficult. Any additional operating losses will have an adverse effect on our stockholders’ equity, and we cannot assure you that we will ever be able to achieve or sustain profitability.

We currently rely on sales of insulin pumps to generate a significant portion of our revenue, and any factors that negatively impact sales of our insulin pump products may adversely affect our business, financial condition and operating results.

We generate a significant majority of our commercial revenue from the sale of our family of insulin pump products, which include our t:slim, t:flex and t:slim G4 products.

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

In addition, sales of our t:slim G4 insulin pump, in particular, are subject to the continuation of our development and commercialization agreement with DexCom, which is subject to termination by DexCom, with or without cause, on relatively short notice.

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

Our current business strategy is highly dependent on our family of insulin pump products, which include t:slim, t:flex and t:slim G4, achieving and maintaining market acceptance. In order for us to sell our products to people with insulin-dependent diabetes, we must convince them, their caregivers and healthcare providers that it is an attractive alternative to competitive products for the treatment of diabetes, including traditional insulin pump products and MDI therapies, as well as alternative insulin treatment methodologies. Market acceptance and adoption of our products depends on educating people with diabetes, as well as their caregivers and healthcare providers, as to the distinct features, ease-of-use, positive lifestyle impact, and other perceived benefits of our products as compared to competitive products. If we are not successful in convincing existing and potential customers of the benefits of our products, or if we are not able to achieve the support of caregivers and healthcare providers for our insulin pump products, our sales may decline or we may fail to increase our sales in line with our forecasts.

Achieving and maintaining market acceptance of our products could be negatively impacted by many factors, including:

●

the failure of our products to achieve wide acceptance among people with insulin-dependent diabetes, their caregivers, insulin-prescribing healthcare providers, third-party payors and key opinion leaders in the diabetes treatment community;

●	lack of evidence supporting the safety, ease-of-use or other perceived benefits of our products over competitive products or other currently available insulin treatment methodologies;

●	perceived risks associated with the use of our insulin pump products or similar products or technologies generally;

●	the introduction of competitive products, technologies or treatment techniques and the rate of their acceptance as compared to our insulin pump products;

●	discounts, rebates and other financial incentives that our competitors may offer for competitive products; and

●	results of clinical studies relating to t:slim, t:flex, t:slim G4 or similar competitive products.

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

Further, even if we are able to convince people with insulin-dependent diabetes, their caregivers or healthcare providers that our products compare favorably to the products and treatment alternatives offered by our competitors, the rapid evolution of technology and treatment options within our industry may cause consumers to delay the purchase of our products in anticipation of advancements, or the perception that advancements could occur, in our products or the products offered by our competitors. For example, we believe that during the third quarter of 2015 there were consumers interested in purchasing one of our insulin pump products who may have delayed the purchase decision in anticipation of the release of t:slim G4. It is also possible that consumers interested in purchasing any of our future products currently in development may delay the purchase of one of our current products, particularly in light of our current practice of generally not offering product upgrades to existing customers.

If our insulin pump products do not achieve and maintain widespread market acceptance, we may fail to achieve sales at or above our projected amounts. If our sales do not meet our projections, we may fail to meet our strategic objectives, and our business, financial condition and operating results could be materially and adversely affected.

Failure to secure or retain adequate coverage or reimbursement for our current products and our potential future products by third-party payors could adversely affect our business, financial condition and operating results.

We have derived nearly all of our revenue during 2015 from sales of t:slim, t:flex and t:slim G4 pumps and associated supplies, and expect to continue to do so until we are able to commercialize our other products that are currently under development. A substantial portion of the purchase price of an insulin pump is typically paid for by third-party payors, including private insurance companies, preferred provider organizations and other managed care providers. Future sales of our current and future products will be limited unless our customers can rely on third-party payors to pay for all or part of the associated purchase cost. Because we only recently initiated commercial sales of t:flex and t:slim G4, there remains some uncertainty regarding the coverage that third-party payors will offer for these products, particularly for individuals with type 2 diabetes where coverage requirements may necessitate additional laboratory tests or other information to support a determination of medical necessity. Access to adequate coverage and reimbursement for our current and future products by third-party payors is essential to the acceptance of our products by customers.

Many third-party payors use coverage decisions and payment amounts determined by the Centers for Medicare and Medicaid Services, or CMS, which administers the U.S. Medicare program, as guidelines in setting their coverage and reimbursement policies. Medicare periodically reviews its reimbursement practices for diabetes-related products. Medicare implemented a competitive bidding process for blood glucose strip reimbursement, which resulted in a significant reduction in the reimbursement rate for those products. More recently, Medicare has also initiated a competitive bidding process for insulin pumps in limited geographies. As a result, there is uncertainty as to the future Medicare reimbursement rate for our products. In addition, those third-party payors that do not follow the CMS guidelines may adopt different coverage and reimbursement policies for our current and future products. It is possible that some third-party payors will not offer any coverage for our current or future products.

We currently have contracts establishing reimbursement for our insulin pump products with approximately 136 national and regional third-party payors in the United States. While we anticipate entering into additional contracts with third-party payors and adding coverage for future products under our current agreements, we cannot guarantee that we will succeed in doing so or that the reimbursement contracts that we are able to negotiate will enable us to sell our products on a profitable basis. In addition, contracts with third-party payors generally can be modified or terminated by the third-party payor without cause and with little or no notice to us. Moreover, compliance with the administrative procedures or requirements of third-party payors may result in delays in processing approvals by those third-party payors for customers to obtain coverage for our products. Failure to secure or retain adequate coverage or reimbursement for our current and future products by third-party payors, or delays in processing approvals by those payors, could result in the loss of sales, which could have a material adverse effect on our business, financial condition and operating results.

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

Many of our existing and potential competitors are major medical device companies that are either publicly traded companies or divisions or subsidiaries of publicly traded companies. For instance, Medtronic MiniMed, a division of Medtronic, Inc., has been the market leader for many years and has the majority share of the traditional insulin pump market in the United States. Other significant insulin pump suppliers in the United States include Animas Corporation, a division of Johnson & Johnson, and Insulet Corporation. There are also newer companies entering the field.

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

We have only limited experience marketing and selling our products as well as training new customers on their use. For example, we do not have significant experience training new customers on the use of continuous glucose monitoring, other than that we began providing training through a web-based training portal in connection with the commercialization of t:slim G4. As a result, we may face unexpected challenges marketing and selling t:slim G4. In addition, the vast majority of our existing customers are individuals with type 1 diabetes, and we have only limited experience marketing and selling our products to customers with type 2 diabetes. As a result, we may face unexpected challenges marketing and selling t:flex.

We expect to derive nearly all of our revenue from the sale of t:slim, t:flex, t:slim G4 and pump-related supplies unless and until we receive regulatory clearance or approval for other products currently in development. As a result, our financial condition and operating results are and will continue to be highly dependent on the ability of our sales representatives to adequately promote, market and sell our current family of insulin pumps, and the ability of our diabetes educators to train new customers on the use of our products. If our sales and marketing representatives or diabetes educators fail to achieve their objectives, our sales could decrease or may not increase at levels that are in line with our forecasts.

A key element of our business strategy is the continued expansion of our sales, clinical and marketing infrastructure to drive adoption of our products, which includes our team of diabetes educators that trains new customers on the use of our products. We have rapidly increased the number of sales, marketing and clinical personnel employed by us since the initial commercial launch of t:slim in 2012. However, we have faced considerable challenges in growing and managing our sales, marketing and clinical force over the past 12-18 months, including with respect to recruiting, training and assimilation of new territories and accounts. We expect to continue to face significant challenges as we manage and grow our sales, marketing and clinical infrastructure and work to motivate and retain the individuals who make up those networks. These challenges may be even greater in light of our plans to further expand our commercial organization during 2016, especially because newly hired sales, clinical and marketing representatives require training and take time to achieve full productivity. Moreover, the expansion of our sales force has disrupted, and we expect that it will continue to disrupt the productivity of our existing sales representatives. Unexpected turnover, especially during a period of anticipated expansion, would have a negative impact on our ability to achieve our sales projections. Further, if a sales, marketing or clinical representative was to depart and be retained by one of our competitors, we may fail to prevent him or her from helping competitors solicit business from our existing customers, which could adversely affect our sales. Similarly, if we are not able to recruit and retain a network of diabetes educators, we may not be able to successfully train new customers on the use of our products, which could delay new sales and harm our reputation.

We expect that the management and future expansion of our sales, marketing and clinical personnel will continue to place significant burdens on our management team. If we are unable to retain and expand our sales, marketing and clinical capabilities in line with our strategic plans, we may not be able to effectively commercialize our existing products or products under development, or enhance the strength of our brand, either of which could result in the failure of our sales to increase in line with our projections or could even cause sales to decline.

Our sales and marketing efforts are dependent on independent distributors who are free to market products that compete with our own. If we are unable to maintain or expand our network of independent distributors, our sales may be negatively affected.

For the year ended December 31, 2015, sales to approximately 40 independent distributors represented approximately 77% of our sales. While our goal is to reduce the percentage of our sales to independent distributors over time as we enter into contracts with additional third-party payors, we believe that a meaningful percentage of our sales will continue to be to independent distributors for the foreseeable future and it is possible that the percentage of our sales to independent distributors could even increase in the near term. For example, our dependence upon independent distributors could increase if third-party payors decide to contract with independent distributors directly in lieu of contracting with us to supply our products to their members on a direct basis. Our dependence upon independent distributors could also increase if customers prefer to purchase all of their diabetes supplies through a single source, instead of purchasing pump-related products through us and other diabetes supplies through other suppliers. None of our independent distributors has been required to sell our products exclusively and each of them may freely sell the products of our competitors. Our distributor agreements generally have one-year initial terms with automatic one-year renewal terms, and are terminable in connection with a party’s material breach.

Some of our independent distributors account for a significant portion of our sales volume. For the year ended December 31, 2015, our two largest independent distributors comprised approximately 35% of our sales. If any of our key independent distributors were to cease to distribute our products, our sales could be adversely affected. In such a situation, we may need to seek alternative independent distributors or increase our reliance on our other independent distributors or our direct sales representatives, which may not prevent our sales from being adversely affected. Additionally, to the extent that we enter into additional arrangements with independent distributors to perform sales, marketing, or distribution services, or other arrangements pursuant to which independent distributors may purchase product from us, the terms of the arrangements could cause our product margins to be lower than if we directly marketed and sold our products.

Our ability to maintain and grow our revenue depends in part on retaining a high percentage of our customer base.

A key to maintaining and growing our revenue is the retention of a high percentage of our customers due to the potentially significant revenue generated from ongoing purchases of disposable insulin cartridges and other supplies. In addition, our pumps are designed and tested to remain effective for four years and a satisfied customer may consider purchasing another product from us when the time comes to replace the pump. We have developed retention programs aimed at customers, their caregivers and healthcare providers, which include training specific to our products, ongoing support by sales and clinical employees and 24/7 technical support and customer service. If demand for our products fluctuates, including as a result of the introduction of competitive products, changes in reimbursement policies, manufacturing problems, perceived safety or reliability issues with our or our competitors’ products, the failure to secure regulatory clearance or approvals, or for other reasons, our ability to attract and retain customers could be harmed. The failure to retain a high percentage of our customers would negatively impact our revenue growth and may have a material adverse effect on our business, financial condition and operating results.

If important assumptions about the potential market for our products are inaccurate, or if we have failed to understand what people with insulin-dependent diabetes are seeking in an insulin pump, our business and operating results may be adversely affected.

Our business strategy was developed based on a number of important assumptions about the diabetes industry in general, and the insulin-dependent diabetes market in particular, any one or more of which may prove to be inaccurate. For example, we believe that the benefits of insulin pump therapy as compared to other common insulin treatment alternatives will continue to drive growth in the market for insulin pump therapy. In addition, we believe the incidence of diabetes in the United States and worldwide is increasing rapidly. However, each of these assumptions may prove to be inaccurate and limited sources exist to compare treatment alternatives and obtain reliable market data. The actual incidence of diabetes, and the actual demand for our products or competitive products, could differ materially from our projections if our assumptions are incorrect. In addition, our strategy of focusing exclusively on the insulin-dependent diabetes market may limit our ability to increase sales or achieve profitability.

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

We commenced operations in 2006, and began commercial sales of t:slim in the third quarter of 2012, of t:flex in the second quarter of 2015 and of t:slim G4 in the third quarter of 2015. Accordingly, we have a limited operating history upon which to evaluate our business and forecast our future sales and operating results, especially with respect to the impact of t:flex and t:slim G4 on our mix of product sales and our overall growth rate. In assessing our business prospects, you should consider the various risks and difficulties frequently encountered by companies early in their commercialization history in competitive and rapidly evolving markets, particularly companies that develop and sell medical devices. These risks include our ability to:

●	implement and execute our business strategy;

●	expand and improve the productivity of our sales, clinical and marketing infrastructure to grow sales of our existing and proposed products;

●	increase awareness of our brand and build loyalty among people with insulin-dependent diabetes, their caregivers and healthcare providers;

●	manage expanding operations, including complying with a broad range of legal requirements within a highly regulated industry;

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

Our business strategy depends on our ability to manufacture our current and proposed products in sufficient quantities and on a timely basis so as to meet consumer demand, while adhering to product quality standards, complying with regulatory requirements and managing manufacturing costs. We are subject to numerous risks relating to our manufacturing capabilities, including:

●	quality or reliability defects in product components that we source from third-party suppliers;

●	our inability to secure product components in a timely manner, in sufficient quantities and on commercially reasonable terms;

●	our failure to increase production of products to meet demand;

●	the challenge of implementing and maintaining acceptable quality systems while experiencing rapid growth;

●	our inability to modify production lines to enable us to efficiently produce future products or implement changes in current products in response to regulatory requirements;

●	our ability to manufacture multiple products simultaneously while utilizing common manufacturing equipment;

●	difficulty identifying and qualifying alternative suppliers for components in a timely manner; and

●	potential damage to or destruction of our manufacturing equipment or manufacturing facility.

These risks are likely to be exacerbated by our limited experience with our current products and manufacturing processes. As demand for our products increases, and as the number of our commercial products expands, we will have to invest additional resources to purchase components, hire and train employees, and enhance our manufacturing processes and quality systems. Over the past year we have implemented several new pieces of equipment that are intended to improve our manufacturing capacity and efficiency and we expect to implement additional equipment and procedures over the next 12 months. However, it is possible that we may not derive the anticipated improvements from these investments. We may also require additional facilities to consolidate our manufacturing and warehousing needs, and any transition of our current manufacturing operations to a new facility is subject to additional risk and uncertainty. If we fail to increase our production capacity efficiently while also maintaining quality requirements, our sales may not increase in line with our forecasts and our operating margins could fluctuate or decline.

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

We may also have difficulty obtaining similar components from other suppliers that are acceptable to the FDA, or other regulatory agencies, and the failure of our suppliers to comply with strictly enforced regulatory requirements could expose us to regulatory action including warning letters, product recalls, termination of distribution, product seizures or civil penalties. It could also require us to cease using the components, seek alternative components or technologies and modify our products to incorporate alternative components or technologies, which could result in a requirement to seek additional regulatory approvals. Any disruption of this nature, or any increased expenses associated with any such disruptions, could negatively impact our ability to manufacture our products on a timely basis, in sufficient quantities, or at all, which could harm our commercialization efforts and adversely affect our operating results.

We currently operate primarily at a single location comprised of five buildings, and any disruption at this location could adversely affect our business and operating results.

Our principal offices are presently located in five buildings in San Diego, California. Substantially all of our operations are presently conducted at this location, including our manufacturing processes, research and development activities, customer and technical support, and management and administrative functions. In addition, substantially all of our inventory of component supplies and finished goods is held at this location. We take precautions to safeguard our facilities, including acquiring insurance, employing back-up generators, adopting health and safety protocols and utilizing off-site storage of computer data. However, vandalism, terrorism or a natural or other disaster, such as an earthquake, fire or flood, could damage or destroy our manufacturing equipment or our inventory of component supplies or finished goods, cause substantial delays in our operations, result in the loss of key information, and cause us to incur additional expenses. Our insurance may not cover our losses in any particular case. In addition, regardless of the level of insurance coverage, damage to our facilities may have a material adverse effect on our business, financial condition and operating results.

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

t:slim and t:flex received pre-market clearance under Section 510(k) of the U.S. Federal Food, Drug, and Cosmetic Act, or FDCA. The 510(k) clearance process is shorter and typically requires the submission of less supporting documentation than other FDA approval processes and does not always require long-term clinical studies. t:slim G4 received FDA approval under a PMA. However, there are no published studies to evaluate the safety or effectiveness of t:slim G4.

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

Moreover, we monitor and investigate incoming customer complaints on an ongoing basis, particularly following the launch of new products or changes to our existing products. Changes to our existing products may include changes to hardware or software, or changes to manufacturing methods or procedures. If the results of clinical studies or other experience, such as our monitoring or investigation of customer complaints, indicate that our products may cause or create an unacceptable risk of unexpected or serious complications or other unforeseen negative effects, we could be subject to mandatory product recalls, suspension or withdrawal of FDA clearance or approval, significant legal liability, and harm to our business reputation.

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

For example, we entered into a Development and Commercialization Agreement with DexCom, which provides us a non-exclusive license to integrate the DexCom G4 PLATINUM CGM System with t:slim G4 during the term of the agreement. This agreement currently runs until January 4, 2018, with automatic one-year renewals. The license granted covers the United States and other territories may be added from time to time. Under certain circumstances, the agreement may be terminated by either party without cause or on short notice. Termination of this agreement could require us to redesign t:slim G4 and attempt to integrate an alternative CGM system into our insulin pump systems, which would require significant development and regulatory activities that could result in an interruption in the availability of the product to our customers.

If there are significant disruptions in our information technology systems, our business, financial condition and operating results could be adversely affected.

The efficient operation of our business depends on our information technology systems. We rely on our information technology systems to effectively manage sales and marketing data, accounting and financial functions, inventory management, product development tasks, research and development data, customer service and technical support functions. Our information technology systems, including those that support t:connect, our cloud-based data management application, are vulnerable to damage or interruption from earthquakes, fires, floods and other natural disasters, terrorist attacks, attacks by computer viruses or hackers, power losses, and computer system or data network failures. In addition, our currently marketed insulin pumps and our products currently in development contain software, which could be subject to computer virus or hacker attacks or other failures. We are currently in the process of developing our Tandem Device Updater, a system that is designed to enable customers to remotely update the software on t:slim and t:flex. We expect that this system will be subject to similar risks.

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

Our rapid growth has placed, and we expect that it will continue to place, a significant strain on our management team and financial resources. For example, between December 31, 2014 and December 31, 2015 our employee base increased approximately 10% and we expect to continue to experience growth of our employee base during 2016. In addition, during late 2015 and early 2016 we experienced turnover among key employees in our sales, marketing and clinical functions, including the recent hiring of a new Chief Commercial Officer. Our failure to manage growth effectively could cause us to misallocate management or financial resources, and result in losses or weaknesses in our infrastructure, which could materially adversely affect our business. Additionally, our anticipated growth will increase the demands placed on our suppliers, resulting in an increased need for us to manage our suppliers and monitor for quality assurance. Any failure by us to manage our growth effectively could have an adverse effect on our ability to achieve our business objectives.

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

At December 31, 2015, we had $73.1 million in cash, cash equivalents and short-term investments, which included $2.0 million of restricted cash. We believe that our cash on hand, cash available under our term loan agreement with Capital Royalty Partners, cash generated from operations, and cash proceeds from the exercise of warrants and options will be sufficient to satisfy our liquidity requirements for at least the next 12 months. However, the continued growth of our business, including the expansion of our sales, clinical and marketing infrastructure, research and development activities, and manufacturing capabilities, will continue to increase our expenses. In addition, the amount of our future product sales is difficult to predict and actual sales may not be in line with our forecasts. As a result, we may seek additional funds in the future. Our future capital requirements will depend on many factors, including:

●	the revenue generated by sales of our family of insulin pump products, and any other future products that we may develop and commercialize;

●	the costs associated with maintaining and expanding our sales and marketing infrastructure;

●	the expenses we incur in maintaining our manufacturing facility and adding additional manufacturing equipment and capacity;

●	the cost associated with developing and commercializing our proposed products or technologies;

●	the cost of obtaining and maintaining regulatory clearance or approval for our current or future products;

●	the cost of ongoing compliance with legal and regulatory requirements;

●	expenses we incur in connection with potential litigation or governmental investigations;

●	anticipated or unanticipated capital expenditures; and

●	unanticipated general and administrative expenses.

As a result of these and other factors, we do not know the extent to which we may be required to raise additional capital. We may in the future seek additional capital from public or private offerings of our capital stock, we may elect to borrow additional amounts under our term loan agreement with Capital Royalty Partners under new credit lines or other sources. In particular, we have an effective shelf registration statement on file with the SEC, under which we may offer to sell equity securities. If we issue equity or debt securities to raise additional funds, our existing stockholders may experience dilution, we may incur significant financing costs, and the new equity or debt securities may have rights, preferences and privileges senior to those of our existing stockholders. In addition, if we raise additional funds through collaborations, licensing, joint ventures, strategic alliances, partnership arrangements or other similar arrangements, it may be necessary to relinquish valuable rights to our potential future products or proprietary technologies, or grant licenses on terms that are not favorable to us.

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

There has been and may continue to be meaningful variability in our operating results from quarter to quarter, as well as within each quarter, especially around the time of anticipated new product introductions. Our operating results, and the variability of these operating results, will be affected by numerous factors, including:

●	our ability to increase sales of our currently available insulin pump products and to commercialize and sell our future products, and the number of our products sold in each quarter;

●	acceptance of our products by people with insulin-dependent diabetes, their caregivers, healthcare providers and third-party payors;

●	the pricing of our products and competitive products, including the use of discounts, rebates or other financial incentives by our competitors;

●	the effect of third-party coverage and reimbursement policies;

●	our ability to establish and grow an effective sales, clinical and marketing infrastructure;

●	the amount of, and the timing of the payment for, insurance deductibles required to be paid by our customers and potential customers under their existing insurance plans;

●	interruption in the manufacturing or distribution of our products;

●	our ability to simultaneously manufacture multiple products that meet quality and reliability requirements;

●	seasonality and other factors affecting the timing of purchases of our products;

●	timing of new product offerings, acquisitions, licenses or other significant events by us or our competitors;

●	results of clinical research and trials on our existing and future products;

●	the ability of our suppliers to timely provide us with an adequate supply of components that meet our requirements;

●	regulatory clearance or approvals affecting our products or those of our competitors; and

●	the timing of revenue recognition associated with our product sales pursuant to applicable accounting standards.

As a result of our recent product launches, and due to the complexities of the industry in which we operate, it will continue to be difficult for us to forecast demand for our products with any degree of certainty, which means it will be difficult for us to forecast our sales. For example, due to the timing of the regulatory approval and commercial launch of t:slim G4, our quarterly financial results during the second half of 2015 had an even greater fluctuation than in prior years, as customers may have delayed purchasing decisions in anticipation of the launch, and needed to satisfy additional insurance verification and approval requirements prior to completing their purchase.

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

At December 31, 2015, we had $30.2 million aggregate borrowings outstanding under a term loan agreement with Capital Royalty Partners. In January 2016, we entered into a third amendment to the term loan agreement with Capital Royalty Partners, or Third Amendment, which allowed us to borrow up to an additional $50.0 million. We borrowed $15.0 million in January 2016, and the Third Amendment provides us with a one-time option to draw up to an additional $35.0 million in increments of $5.0 million on or before December 31, 2016. Our ability to make scheduled payments or to refinance our debt obligations depends on numerous factors, including the amount of our cash reserves at the time a scheduled payment becomes due and our actual and projected financial and operating performance. The amount of our cash reserves and our financial and operating performance are subject to certain financial and business factors, as well as prevailing economic and competitive conditions, some of which may be beyond our control. We cannot assure you that we will maintain a level of cash reserves or cash flows from operating activities sufficient to permit us to pay the principal, premium, if any, or interest on our existing or future indebtedness. If our cash balances or cash flows from operations are insufficient to fund our debt service obligations, we may be forced to reduce or delay capital expenditures, sell assets or operations, seek additional capital, or restructure or refinance our indebtedness. We cannot assure you that we would be able to take any of these actions, or that these actions would permit us to meet our scheduled debt service obligations. In addition, in the event of our breach of the term loan agreement with Capital Royalty Partners, we may be required to repay any outstanding amounts earlier than anticipated.

Our term loan agreement with Capital Royalty Partners contains restrictive and financial covenants that may limit our operating flexibility.

Our term loan agreement with Capital Royalty Partners contains certain restrictive covenants that limit our ability to incur additional indebtedness and liens, merge with other companies or consummate certain changes of control, acquire other companies, engage in new lines of business, make certain investments, pay dividends, transfer or dispose of assets, amend certain material agreements or enter into various specified transactions. We therefore may not be able to engage in any of the foregoing transactions unless we obtain the consent of the lenders or terminate the applicable term loan agreement. Our term loan agreement with Capital Royalty Partners also contains certain financial covenants, including minimum revenue and cash balance requirements, and financial reporting requirements. There is no guarantee that we will be able to generate sufficient cash flow or sales to meet the financial covenants or pay the principal and interest under our agreement. Further, there is no guarantee that future working capital, borrowings or equity financing will be available to repay or refinance the amounts outstanding under a given agreement.

Risks Related to our Intellectual Property and Potential Litigation

Our ability to protect our intellectual property and proprietary technology is uncertain.

We rely primarily on patent, trademark and trade secret laws, as well as confidentiality and non-disclosure agreements, to protect our proprietary technologies. As of December 31, 2015, our patent portfolio consisted of approximately 41 issued U.S. patents and 43 pending U.S. patent applications. Of these, our issued U.S. patents expire between approximately 2021 and 2034. We are also seeking patent protection for our proprietary technology in other countries throughout the world. In addition, we also have three pending U.S. trademark applications and one pending foreign trademark application, as well as 20 trademark registrations, including eight U.S. trademark registrations and 12 foreign trademark registrations.

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

The medical device industry is characterized by patent litigation, and from time to time, we may be subject to litigation that could be costly, result in the diversion of management’s time and efforts, or require us to pay damages.

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

From time to time, we receive communications from third parties alleging our infringement of their intellectual property rights. Any intellectual property dispute or litigation could force us to do one or more of the following:

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

Our business exposes us to potential product liability claims that are inherent in the design, manufacture, testing and sale of medical devices. We could become the subject of product liability lawsuits alleging that component failures, manufacturing flaws, design defects or inadequate disclosure of product-related risks or product-related information resulted in an unsafe condition, injury or death to customers. The risk of one or more product liability claims or lawsuits may be even greater following our January 2014 voluntary recall of cartridges used with t:slim. In addition, the misuse of our products or the failure of customers to adhere to operating guidelines could cause significant harm to customers, including death, which could result in product liability claims. Product liability lawsuits and claims, safety alerts or product recalls, with or without merit, could cause us to incur substantial costs, and could place a significant strain on our financial resources, divert the attention of management from our core business, harm our reputation and adversely affect our ability to attract and retain customers, any of which could have a material adverse effect on our business, financial condition and operating results.

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

Before we can market or sell a new regulated product or a significant modification to an existing product in the United States, we must obtain either clearance under Section 510(k) of the FDCA or approval of a PMA application from the FDA, unless an exemption from pre-market review applies. In the 510(k) clearance process, the FDA must determine that a proposed device is “substantially equivalent” to a device legally on the market, known as a “predicate” device, with respect to intended use, technology and safety and effectiveness, in order to clear the proposed device for marketing. Clinical data is sometimes required to support substantial equivalence. The PMA pathway requires an applicant to demonstrate the safety and effectiveness of the device based on extensive data. The PMA process is typically required for devices that are deemed to pose the greatest risk, such as life-sustaining, life-supporting or implantable devices. We received approval of our PMA for t:slim G4 in September 2015. Products that are approved through a PMA application generally need FDA approval before they can be modified. Similarly, some modifications made to products cleared through a 510(k) may require a new 510(k). The process of obtaining regulatory clearances or approvals to market a medical device can be costly and time-consuming, and we may not be able to obtain these clearances or approvals on a timely basis, or at all for our proposed products.

We initially received pre-market clearance for t:slim under Section 510(k) of the FDCA in November 2011. We obtained 510(k) clearance for t:connect and t:flex in February 2013 and January 2015, respectively. From time to time, we may make modifications to these products that may require a new 510(k). We received 510(k) clearance for modifications to t:slim and its associated cartridge during 2014 and we are pursuing, and expect to continue to pursue, 510(k) clearance for additional modifications to t:slim and t:flex in the future. We also intend to pursue 510(k) clearance for our Tandem Device Updater during 2016. If the FDA requires us to go through a more rigorous examination for future products or modifications to existing products than we had expected, our product introductions or modifications could be delayed or canceled, which could cause our sales to decline or to not increase in line with our forecasts. In addition, the FDA may determine that future products will require the more costly, lengthy and uncertain PMA process.

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

If our third-party suppliers or we fail to comply with the FDA’s good manufacturing practice regulations, this could impair our ability to market our products in a cost-effective and timely manner.

Our third-party suppliers and we are required to comply with the FDA’s Quality System Regulation, or QSR, which covers the methods and documentation of the design, testing, production, control, quality assurance, labeling, packaging, sterilization, storage and shipping of our products. The FDA audits compliance with the QSR through periodic announced and unannounced inspections of manufacturing and other facilities. The FDA may impose inspections or audits at any time. If our suppliers or we have significant non-compliance issues or if any corrective action plan that our suppliers or we propose in response to observed deficiencies is not sufficient, the FDA could take enforcement action against us. Any of the foregoing actions could have a material adverse effect on our reputation, business, financial condition and operating results.

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

Based on an aggregate of 30,254,507 shares of our common stock outstanding as of December 31, 2015, our executive officers and directors, and their affiliates owned, in the aggregate, approximately 40% of the voting power of our outstanding common stock. These persons, acting together, will have the ability to significantly influence the outcome of all matters submitted to our stockholders for approval, including the election and removal of directors and any merger, consolidation, or sale of all or substantially all of our assets.

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

As of December 31, 2015, we had federal net operating loss, or NOL, carryforwards of approximately $226.3 million, not considering the limitation discussed below. The federal tax loss carryforwards begin to expire in 2026, unless previously utilized. In general, if there is an “ownership change” with respect to our company, as defined under Section 382 of the Internal Revenue Code of 1986, as amended, which we refer to as the Code, the utilization of our NOL carryforwards may be subject to substantial limitations imposed by the Code, and similar state provisions. In general, an ownership change occurs whenever there is a shift in ownership of our company by more than 50% by one or more 5% stockholders over a specified time period.

Although we have determined that it is more likely than not that an ownership change occurred in March 2015, we have not completed an update of our Section 382 analysis subsequent to December 31, 2013. When this analysis is finalized, we will reassess the amount of net operating losses and credits subject to limitation under Section 382.We may also experience ownership changes in the future as a result of subsequent shifts in our stock ownership. Accordingly, if we earn net taxable income, our ability to use net operating loss carryforwards to offset U.S. federal taxable income may become subject to limitations, which could potentially result in increases in our future tax liabilities.

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

The requirements of being a public company have increased our costs and will continue to strain our resources and divert management’s attention.

As a public company, we are subject to the reporting requirements of the Exchange Act, the Dodd-Frank Wall Street Reform and Consumer Protection Act, or the Dodd-Frank Act, the listing requirements of The NASDAQ Stock Market and other applicable securities rules and regulations. Compliance with these rules and regulations has increased our legal and financial compliance costs, made some activities more difficult, time-consuming or costly, and increased demand on our systems and resources.

The Sarbanes-Oxley Act of 2002, or the Sarbanes-Oxley Act, requires, among other things, that we maintain effective disclosure controls and procedures and internal control over financial reporting. Recent legislation permits “emerging growth companies” to implement many of these requirements over a period of up to five years after becoming subject to the requirements. We intend to take advantage of this new legislation but cannot guarantee that we will not be required to implement these requirements sooner than budgeted or planned and thereby incur unexpected expenses.

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

We are an “emerging growth company,” as defined in the Jumpstart our Business Startups Act of 2012, or the JOBS Act, and we intend to take advantage of certain exemptions from various reporting and compliance requirements that apply to other public companies that are not “emerging growth companies.” These exemptions include the following:

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

Under existing SEC rules and regulations, we will be required to disclose changes made in our internal control over financial reporting on a quarterly basis and management will be required to assess the effectiveness of our controls annually. However, under the JOBS Act, our independent registered public accounting firm will not be required to attest to the effectiveness of our internal control over financial reporting pursuant to Section 404(b) of the Sarbanes-Oxley Act until we are no longer an “emerging growth company.” We could be an “emerging growth company” for up to five years from our November 2013 initial public offering.

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

Sales of our common stock, or the perception in the market that the holders of a large number of our shares intend to sell such shares, could reduce the market price of our common stock, which would impair our ability to raise future capital through the sale of additional equity securities. We had outstanding 30,254,507 shares of common stock as of December 31, 2015, of which approximately 12,112,562 shares are restricted securities that may be sold only in accordance with the resale restrictions under Rule 144 of the Securities Act of 1933, as amended, or the Securities Act. In addition, as of December 31, 2015, we had outstanding options to purchase 5,749,015 shares of common stock and warrants to purchase 990,031 shares of common stock that, if exercised, will result in these additional shares becoming available for sale. As of December 31, 2015, there were also an aggregate of 2,382,335 shares of our common stock reserved for future grant or issuance under our 2013 Equity Incentive Plan and Employee Stock Purchase Plan.

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

As of December 31, 2015, we leased an aggregate of approximately 108,000 square feet of manufacturing, laboratory and office space in San Diego, California under an operating lease, which is scheduled to expire in June 2019. Substantially all of our operations are conducted at this facility, including our manufacturing processes, research and development activities, customer and technical support, and management and administrative functions.

We believe that the facilities that we presently occupy are sufficient to support our current operations, and that suitable additional facilities would be available to us should our operations require it.

Item 3.	Legal Proceedings.

From time to time, we may be involved in various disputes and litigation matters that arise in the ordinary course of business. We are currently not a party to any material legal proceedings.

Item 4.	Mine Safety Disclosures.

Not applicable.

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Market Information

Our common stock began trading on The NASDAQ Global Market on November 14, 2013 under the symbol “TNDM.” Prior to such time, there was no public market for our common stock. The following table sets forth the high and low sales prices per share of our common stock as reported on The NASDAQ Global Market for the period indicated.

	Price Range
	High	Low
Year Ended December 31, 2014:
First Quarter	$30.25	$20.65
Second Quarter	$22.64	$13.50
Third Quarter	$17.63	$12.36
Fourth Quarter	$17.98	$10.75

Year Ended December 31, 2015:
First Quarter	$14.27	$11.50
Second Quarter	$14.19	$10.54
Third Quarter	$13.48	$8.52
Fourth Quarter	$12.48	$7.26

The last sale price for our common stock as reported by The NASDAQ Global Market on February 19, 2016 was $6.82 per share.

Holders of Record

As of February 19, 2016, there were approximately 73 holders of record of our common stock. The actual number of common stockholders is greater than the number of record holders, and includes stockholders who are beneficial owners, but whose shares are held in street name by brokers and other nominees. This number of holders of record also does not include stockholders whose shares may be held in trust by other entities.

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

Repurchases of Equity Securities

There were no repurchases of equity securities in 2015 nor in 2014.

Performance Measurement Comparison

The following graph shows a comparison from November 14, 2013 (the date our common stock commenced trading on The NASDAQ Global Market) through December 31, 2015 of the cumulative total return for our common stock, compared against the NASDAQ Composite Index and NASDAQ Medical Equipment Index. The graph assumes an initial investment of $100 on November 14, 2013. The comparisons in the graph are not intended to forecast or be indicative of possible future performance of our common stock.

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

Item 6.	Selected Financial Data.

The selected financial data presented below under the heading “Statements of Operations Data” for the years ended December 31, 2015, 2014 and 2013 and the selected financial data presented below under the heading “Balance Sheet Data” as of December 31, 2015 and 2014 have been derived from our audited financial statements included elsewhere in this Annual Report. The selected statement of operations data for the years ended December 31, 2012 and 2011 and the balance sheet data as of December 31, 2013, 2012 and 2011 are derived from our audited financial statements not included in this Annual Report. The selected financial data presented below should be read in conjunction with the information included under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Part II, Item 7 and the financial statements and the related notes in Part II, Item 8. Our historical results for any prior period are not necessarily indicative of results to be expected in any future period.

Statements of Operations Data:

	Year Ended December 31,
(in thousands, except per share data)	2015	2014	2013	2012	2011
Sales	$72,850	$49,722	$29,007	$2,475	$—
Cost of sales	46,270	34,474	22,840	3,823	—
Gross profit (loss)	26,580	15,248	6,167	(1,348)	—
Operating expenses:
Selling, general and administrative	78,621	75,121	44,522	22,691	15,951
Research and development	16,963	15,791	11,079	9,009	8,261
Total operating expenses	95,584	90,912	55,601	31,700	24,212
Operating loss	(69,004)	(75,664)	(49,434)	(33,048)	(24,212)
Total other income (expense), net	(3,404)	(3,789)	(13,705)	33	(1,298)
Net loss before taxes	$(72,408)	$(79,453)	$(63,139)	$(33,015)	$(25,510)
Provision for income taxes	10	71
Net loss	$(72,418)	$(79,524)	$(63,139)	$(33,015)	$(25,510)
Net loss per share, basic and diluted:	$(2.50)	$(3.42)	$(21.46)	$(175.88)	$(149.87)
Weighted average shares used to compute basic and diluted net loss per share:	28,923	23,272	2,942	188	170

Balance Sheet Data:

	As of December 31,
(in thousands)	2015	2014	2013	2012	2011
Cash and cash equivalents	$43,088	$31,176	$124,385	$17,163	$8,657
Short-term investments	$28,018	$36,106	$5,095	$—	$—
Working capital	$80,464	$72,657	$134,390	$10,762	$(6,876)
Property and equipment, net	$15,526	$12,581	$9,886	$8,989	$4,171
Total assets	$125,119	$106,464	$162,215	$39,817	$13,978
Notes payable	$29,669	$29,440	$29,397	$4,203	$12,857
Convertible preferred stock	$—	$—	$—	$124,638	$67,930
Total stockholders’ equity (deficit)	$63,468	$54,572	$115,537	$(106,052)	$(71,295)

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

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

Certain statements contained in this Annual Report, including statements regarding the development, growth and expansion of our business, our intent, belief or current expectations, primarily with respect to our future operating performance, and the products we expect to offer and other statements regarding matters that are not historical facts, are “forward-looking statements” within the meaning of Section 27A of the Securities Act and Section 21E of the Exchange Act, and are subject to the “safe harbor” created by these sections. Future filings with the SEC, future press releases and future oral or written statements made by us or with our approval, which are not statements of historical fact, may also contain forward-looking statements. Because such statements include risks and uncertainties, many of which are beyond our control, actual results may differ materially from those expressed or implied by such forward-looking statements. Some of the factors that could cause actual results to differ materially from those expressed or implied by such forward-looking statements can be found under the caption “Risk Factors” and elsewhere in this Annual Report. Readers are cautioned not to place undue reliance on forward-looking statements. The forward-looking statements speak only as of the date on which they are made, and we undertake no obligation to update such statements to reflect events that occur or circumstances that exist after the date on which they are made.

Overview

We are a medical device company with an innovative approach to the design, development and commercialization of a family of products for people with insulin-dependent diabetes. Our advantage is rooted in our unique consumer-focused approach and proprietary technology platform. This allows us to deliver innovative hardware and software solutions to meet the various needs and preferences of people with diabetes and their healthcare providers. We currently manufacture and sell three insulin pump products in the United States that are designed to address large and differentiated segments of the insulin-dependent diabetes market:

•	the t:slim Insulin Delivery System, or t:slim, our flagship product that can easily and discreetly fit into a pocket,
•	the t:flex Insulin Delivery System, or t:flex, for people with greater insulin needs, and
•	the t:slim G4 Insulin Delivery System, or t:slim G4, the first CGM-enabled pump with touch-screen simplicity.

Our innovative approach to product design and development is consumer-focused and based on our extensive market research as we believe the user is the primary decision maker when purchasing an insulin pump. This research consists of interviews, focus groups and online surveys, to understand what people with diabetes, their caregivers and healthcare providers are seeking in order to improve diabetes therapy management. We also apply the science of human factors to our design and development process, which seeks to optimize our devices, allowing users to successfully operate our devices in their intended environment.

We developed our products to provide the specific features that people with insulin-dependent diabetes seek in a next-generation insulin pump. Our proprietary pumping technology allows us to design the slimmest and smallest durable insulin pumps on the market, without sacrificing insulin capacity. Our technology platform features our patented Micro-Delivery technology, a miniaturized pumping mechanism which draws insulin from a flexible bag within the pump’s cartridge, rather than relying on a syringe and plunger mechanism. It also features an easy-to-navigate software architecture, a vivid color touch screen and a micro-USB connection that supports both a rechargeable battery and t:connect, our custom cloud-based data management application that provides a fast, easy and visual way to display therapy management data from the pump and supported blood glucose meters.

We began commercial sales of our first product, t:slim, in August 2012. During 2015, we commenced commercial sales of two additional insulin pumps: t:flex in May 2015 and t:slim G4 in September 2015. Since inception, we have derived nearly all of our revenue from the sale of insulin pumps and associated supplies in the United States. We consider the number of units shipped per quarter to be an important metric for managing our business. We have shipped nearly 34,000 insulin pumps since the initiation of our commercial efforts in 2012. Pump shipments are broken down by product, and by quarter as follows:

	Pump Units Shipped for Each of the Three Months Ended in Respective Years (1)
	t:slim
	March 31	June 30	September 30	December 31	Total
2012	N/A	9	204	844	1,057
2013	852	1,363	1,851	2,406	6,472
2014	1,723	2,235	2,935	3,929	10,822
2015	2,487	2,957	2,390	1,658	9,492

	t:flex
	March 31	June 30	September 30	December 31	Total
2015	N/A	374	555	569	1,498

	t:slim G4
	March 31	June 30	September 30	December 31	Total
2015	N/A	N/A	486	4,007	4,493

	Total
	March 31	June 30	September 30	December 31	Total
2012	N/A	9	204	844	1,057
2013	852	1,363	1,851	2,406	6,472
2014	1,723	2,235	2,935	3,929	10,822
2015 (2)	2,487	3,331	3,431	6,234	15,483

(1)	This table does not reflect returns or exchanges of pump products that occurred in the ordinary course of business.
(2)

During the fourth quarter of 2015, 148 t:slim pumps and two t:flex pumps originally shipped in the third quarter of 2015 were exchanged for t:slim G4 pumps under a limited product exchange program (as described below). Amounts for the fourth quarter of 2015 in the table above are adjusted to reflect the impact of the exchange program.

For the years ended December 31, 2015, 2014 and 2013, our sales were $72.9 million, $49.7 million and $29.0 million, respectively. For the years ended December 31, 2015, 2014 and 2013, our net loss was $72.4 million, $79.5 million and $63.1 million, respectively. Our accumulated deficit as of December 31, 2015 was $321.1 million.

In connection with t:slim G4 commercial launch, we offered a limited product exchange program, referred to as the exchange program for eligible customers. The exchange program offered customers who received a t:slim or t:flex pump on or after August 1, 2015, a limited period in which to elect to exchange their pump for a t:slim G4. The ability to elect an exchange ended in the early part of October 2015. At the close of the exchange program, a total of 150 t:slim or t:flex pumps were exchanged for t:slim G4 pumps. We accrued for estimated exchanges and associated costs by reducing sales and deferring cost of sales in the third quarter of 2015. The deferred sales and the cost of sales under the exchange program were recognized either upon delivery of t:slim G4 to the customer during the fourth quarter of 2015 or expiration of the program for those that were not exchanged.

In the fourth quarter, t:slim G4 made up majority of our overall shipments. While there is some cannibalization of t:slim, and this high percentage may also reflect some pent up demand, we also believe this trend demonstrates that there is significant interest in this product. We expect that t:slim G4 will represent the largest percentage of our pump shipments in 2016.

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

We believe we can achieve profitability because our proprietary technology platform will allow us to maximize efficiencies in the development, production and sale of our products. By offering a family of products, all of which are based on our proprietary technology platform, we believe we can develop and bring to market products more rapidly, while significantly reducing our design and development costs. Due to shared product design features, our production system is adaptable to new products and we intend to leverage our shared manufacturing infrastructure to reduce our product costs and drive operational efficiencies. Further, we expect to continue to increase production volume and to reduce the per-unit production overhead cost for our pump products and their associated disposable cartridges over time. By expanding our product offerings to address people in different segments of the large and growing insulin-dependent diabetes market, we believe we can increase the productivity of our sales, clinical and marketing organization, and utilize the expertise of our customer, technical and support services, thereby improving our operating margin.

From inception through December 31, 2015, we have primarily financed our operations through sales of equity securities, and to a lesser extent, debt financings. We expect to continue to incur net losses for the next several years, and may require additional capital through equity and debt financings in order to fund our operations until we reach a level of revenue adequate to support our cost structure.

In the first quarter of 2015, we completed a public offering of 6,037,500 shares of our common stock at a public offering price of $11.50 per share. Net cash proceeds from the public offering were approximately $64.9 million, after deducting underwriting discounts, commissions and offering expenses payable by us.

We have experienced considerable revenue growth since the commercial launch of t:slim in the third quarter of 2012, while incurring operating losses since our inception. Our operating results may fluctuate on a quarterly or annual basis in the future, in particular in the periods surrounding anticipated and actual regulatory approvals and initial stages of commercialization of new products, and our growth or operating results may not be consistent with predictions made by securities analysts. We may not be able to achieve profitability in the future. For additional information about the risks and uncertainties associated with our business, see the section entitled “Risk Factors” in Part I, Item 1A.

Voluntary Recall

In January 2014, we announced a voluntary recall of select lots of cartridges used with t:slim that may have been at risk of leaking. The cause of the recall was identified during our internal product testing. We incurred approximately $1.7 million in total direct costs associated with the recall, of which approximately $1.3 million was recorded in the fourth quarter of 2013 and approximately $0.4 million in 2014 for affected cartridges shipped in the first quarter of 2014. The total cost of the recall consisted of approximately $0.7 million associated with the return and replacement of affected cartridges in the field and approximately $1.0 million for the write-off of affected cartridges within our internal inventory. The FDA determined that the recall was terminated in September 2014.

Subsequent Events

In January 2016, we entered into the Third Amendment to our term loan agreement with Capital Royalty Partners. Pursuant to the Third Amendment, we borrowed $15.0 million in January 2016 and have a one-time option to draw up to an additional $35.0 million in increments of $5.0 million on or before December 31, 2016. Under the Third Amendment, we have agreed to pay, on the earlier of (i) the Maturity Date; (ii) the date that the loan under the term loan agreement becomes due, and (iii) the date on which we make a voluntary pre-payment of the loan, a financing fee equal to three percent (3.0%) of the sum of (x) the aggregate amount drawn under the Third Amendment, and (y) any paid-in-kind Loans issued in relation to the Third Amendment, if applicable.

In February 2016, we entered into a termination agreement with JDRF pursuant to which the parties mutually agreed to terminate our research, development and commercialization agreement with JDRF. Under the terms of the termination agreement, we have agreed to repay JDRF $0.7 million, which equals the amount of milestone payments received to date. As of December 31, 2015, we have accrued for the $0.7 million repayment.

Components of Results of Operations

Sales

We offer a family of products for people with insulin-dependent diabetes. We commenced commercial sales of t:slim in the United States in the third quarter of 2012. We launched our second insulin pump product, t:flex, in the second quarter of 2015, and launched our third insulin pump product, t:slim G4, in September 2015. Each product is comprised of the insulin pump and pump-related supplies that include disposable cartridges and infusion sets. We also offer accessories including protective cases, belt clips, and power adapters. Sales of accessories since commercial launch have not been material.

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

We believe we can continue to rapidly increase sales and that our sales growth during the next 12 months will outpace growth in operating expenses during this period. We believe further expansion of our sales, clinical and marketing infrastructure will allow us to engage with more potential customers, their caregivers and healthcare providers on a more frequent basis to promote our products. Our quarterly sales may also fluctuate on a quarterly basis in the future due to a variety of factors, including the impact of:

•

seasonality associated with summer vacations, annual deductibles and coinsurance requirements associated with most medical insurance plans utilized by our individual customers and the individual customers of our distributors,

•	the buying patterns of our distributors and other customers,
•	the size and timing of sales force expansions, and
•	anticipated and actual regulatory approvals of new products by our competitors or us.

We have experienced and expect to continue to experience sequential growth of sales in each quarter from the first quarter to the fourth quarter, and we also expect sequential sales from the fourth quarter to the following first quarter to decrease. In 2014, the expansion of our sales force during the first half of the year contributed to our sales being weighted heavily towards the second half of the year. In 2015, we believe that the timing of the regulatory approval and commercial launch of t:slim G4 contributed to our sales being weighted even more heavily towards the fourth quarter of the year. In 2016, we expect the combined effect of product enhancements, the increasing productivity of our existing sales force and the expansion of our sales force during the first half of the year will result in our sales being weighted even more heavily towards the second half of the year than they were in previous years.

Cost of Sales

We manufacture our pumps and disposable cartridges at our manufacturing facility in San Diego, California. Infusion sets and pump accessories are manufactured by third-party suppliers. Cost of sales includes raw materials, labor costs, manufacturing overhead expenses, product-training costs and reserves for expected warranty costs, scrap and inventory obsolescence. Due to our existing production volumes relative to our potential production capacity, manufacturing overhead expenses are currently a significant portion of our per-unit costs. These manufacturing overhead expenses include expenses relating to quality assurance, manufacturing engineering, material procurement, inventory control, facilities, equipment, information technology and operations supervision and management. We anticipate that our cost of sales will increase as our products gain broader market acceptance.

We expect our overall gross margin, which for any given period is calculated as sales less cost of sales divided by sales, to improve over the long term, as our sales increase and we have more opportunities to spread our overhead costs over larger production volumes. We expect that we will be able to leverage manufacturing efficiencies among our three pump products that utilize the same core manufacturing infrastructure. However we do expect our overall gross margin to fluctuate in future quarterly periods as a result of numerous factors besides those associated with production volumes, such as the changing mix of products sold with different gross margins, the changing percentage of products sold to distributors versus directly to individual customers, varying levels of reimbursement among third-party payors, the timing and success of new product launches, warranty and training costs, and changes in our manufacturing processes, costs or output. Manufacturing efficiencies or inefficiencies will also impact our gross margins, which we may experience as we attempt to manufacture our products on a larger scale, launch new products, change our manufacturing processes, change our manufacturing capacity or output, implement additional automated manufacturing equipment and expand our manufacturing facilities.

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

Research and Development

Our research and development, or R&D, activities primarily consist of engineering and research programs associated with our products under development, as well as R&D activities associated with our core technologies and processes. R&D expenses are primarily related to employee compensation, including salary, fringe benefits, stock-based compensation and temporary employee expenses. We also incur R&D expenses for supplies, development prototypes, outside design and testing services, depreciation, allocated facilities and information services, milestone payments under our development and commercialization agreements and other indirect costs. We expect our R&D expenses, including related clinical trial costs, to increase as we initiate and advance our development projects.

Other Income and Expense

Our other income and expense primarily consists of interest expense and amortization of debt discount and debt issuance costs associated with our term loan agreement with Capital Royalty Partners. At December 31, 2015, there was $30.2 million of outstanding principal under our term loan agreement with Capital Royalty Partners, which accrues interest at a rate of 11.5% per annum (see “Indebtedness”). In previous years, other income and expense also included interest expense and amortization of debt discount associated with convertible notes payable and the change in the fair value of outstanding common and preferred stock warrants, for which the final revaluation was performed in connection with our initial public offering in the fourth quarter of 2013. We expect interest expense to increase in 2016 as a result of additional borrowings under our term loan agreement with Capital Royalty Partners, which we amended during the first quarter of 2016.

Results of Operations

	Year Ended December 31,
(in thousands, except percentages)	2015	2014	2013
Sales	$72,850	$49,722	$29,007
Cost of sales	46,270	34,474	22,840
Gross profit	26,580	15,248	6,167
Gross margin	36%	31%	21%
Operating expenses:
Selling, general and administrative	78,621	75,121	44,522
Research and development	16,963	15,791	11,079
Total operating expenses	95,584	90,912	55,601
Operating loss	(69,004)	(75,664)	(49,434)
Other income (expense), net:
Interest and other income	337	112	7
Interest and other expense	(3,741)	(3,901)	(4,710)
Change in fair value of stock warrants	-	-	(9,002)
Total other expense, net	(3,404)	(3,789)	(13,705)
Net loss before taxes	$(72,408)	$(79,453)	$(63,139)
Provision for income taxes	10	71	—
Net loss	$(72,418)	$(79,524)	$(63,139)

Comparison of Years Ended December 31, 2015 and 2014

Sales. For the years ended December 31, 2015 and 2014, sales were $72.9 million and $49.7 million, respectively. For the year ended December 31, 2015, sales for t:slim pumps, t:flex pumps and t:slim G4 pumps were $37.4 million, $5.9 million and $17.5 million, respectively. Pump sales accounted for 83% and 86% of sales, respectively, for the years ended December 31, 2015 and 2014, while pump-related supplies primarily accounted for the remainder in each year. Sales of accessories were not material in either year.

The growth in sales was primarily driven by a 43% increase in pump shipments from 10,822 in 2014 to 15,483 in 2015. This includes shipments of nearly 1,500 t:flex pumps and 4,493 t:slim G4 pumps during 2015 compared to none in 2014. Sales of t:flex pumps and t:slim G4 pumps began in May 2015 and September 2015, respectively.

Sales to distributors accounted for 77% and 75% of our total sales for the years ended December 31, 2015 and 2014, respectively. The mix of sales to distributors versus direct customers is principally determined by whether or not we have a contractual arrangement with the underlying third-party insurance payor.

Cost of Sales and Gross Profit. Our cost of sales in 2015 was $46.3 million, resulting in gross profit of $26.6 million, compared to $34.5 million cost of sales and gross profit of $15.2 million in 2014. The gross margin in 2015 was 36%, compared to 31% in 2014. The improvement in the gross margin was primarily a result of manufacturing efficiencies associated with an increase in production volume and improvement in our manufacturing processes. Our pump manufacturing overhead spending decreased 8% while our pump units produced increased 22% in 2015 compared to 2014, and our cartridge manufacturing overhead spending increased 28% while our cartridge units produced increased 78% in 2015 compared to 2014.

Our future gross margins will be impacted by numerous factors including the changing percentage of products sold to distributors versus directly to individual customers, varying levels of reimbursement among third-party payors, changing mix of products sold with different gross margins, new product launches, warranty, royalty and training costs, and changes in our manufacturing processes, costs and output. Our gross margin on pumps was higher than our gross margin on pump-related supplies for the years ended December 31, 2015 and 2014, and is expected to remain higher in the future. We continue to increase our manufacturing operations and costs as we address increasing production volume requirements. Our manufacturing overhead costs have been, and will continue to be, a significant component of the cost of our products. As a result, our manufacturing overhead costs have impacted, and may continue to impact, our gross margins as we attempt to manufacture our products on a larger scale, change our manufacturing processes, change our manufacturing capacity or output, implement additional automated manufacturing equipment and expand our manufacturing facilities. Any new products that we sell in the future may also change our future gross margins.

Selling, General and Administrative Expenses. SG&A expenses increased 5% to $78.6 million in 2015 from $75.1 million in 2014. The SG&A expenses increased at a slower rate as compared to our sales growth, as well as compared to our SG&A expense increase in 2014.

Employee-related expenses for our sales, general and administrative functions comprise the majority of the SG&A expenses. Such employee-related expenses increased $3.9 million during 2015 compared to 2014, including an increase of $5.3 million in salaries, sales commission and bonus expenses offset by a decrease of $1.4 million in stock-based compensation. The increase in employee-related expenses was offset by a decrease of $0.3 million in travel expenses, supplies, and outside services as compared to the same period in 2014.

We intend to further expand our sales force during 2016, by increasing the number of sales territories from 60 at the end of 2015 to 72 in the first quarter of 2016. Territories are maintained by sales representatives, field clinical specialists, managed care liaisons, additional sales management and other customer support personnel. We expect our SG&A expenses to continue to increase in 2016, but at a slower rate as compared to our expected increase in sales.

Research and Development Expenses. R&D expenses increased 7% to $17.0 million in 2015 from $15.8 million in 2014. The increase in R&D expenses in 2015 consisted primarily of an increase of $1.0 million in employee-related expenses. Included in R&D expenses are $1.0 million milestone payments made to DexCom, under the development and commercialization agreement, in each of the years ended December 31, 2015 and 2014. We expect our R&D expenses, including related clinical trial costs, to increase in 2016 as we initiate and advance our development projects.

Other Income (Expense). Other expense in 2015 was $3.4 million, compared to $3.8 million in 2014. Other expense in 2015 and 2014 primarily consisted of interest expense associated with the term loan agreement with Capital Royalty Partners in December 2012, which was subsequently amended and restated in April 2014, and further amended in June 2014, February 2015 and January 2016. We borrowed $30 million under the agreement in January 2013. The decrease in interest expense during 2015 compared to 2014 was due to the decrease in the interest rate on our outstanding debt from 14.0% to 11.5% in conjunction with the amendment to our term loan agreement with Capital Royalty Partners in April 2014.We expect interest expense to increase in 2016 as a result of additional borrowings under our loan agreement, which we amended during the first quarter of 2016.

Comparison of Years Ended December 31, 2014 and 2013

Sales. For the years ended December 31, 2014 and 2013, sales were $49.7 million and $29.0 million, respectively. Sales from t:slim pump accounted for 86% and 90% of sales, respectively, for the years ended December 31, 2014 and 2013, while pump-related supplies primarily accounted for the remainder in each year. Sales of accessories were not material in either year.

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

Sales to distributors accounted for 75% and 69% of our total sales for the years ended December 31, 2014 and 2013, respectively. The increase in the percentage of our sales to distributors is primarily attributable to certain arrangements between insurance payors and our distributors that became effective during the third quarter of 2014. As a result of these arrangements, a portion of our business that previously involved an opportunity to make a direct sale to the customer transitioned to an opportunity to make a sale through a distributor. The new arrangement afforded certain members easier access to our products as an in-network benefit and provided access to our products to a large portion of members who were previously unable to obtain coverage for our products at all.

Cost of Sales and Gross Profit. Our cost of sales in 2014 was $34.5 million, resulting in gross profit of $15.2 million, compared to $22.8 million in cost of sales and gross profit of $6.2 million in 2013. The gross margin in 2014 was 31%, compared to 21% in 2013. The improvement in the gross margin was primarily a result of manufacturing efficiencies associated with an increase in production output and improvement in our manufacturing processes. Our pump manufacturing overhead spending decreased 19% while our pump units produced increased 56% in 2014 compared to 2013, and our cartridge manufacturing overhead spending increased 40% while our cartridge units produced increased 143% in 2014 compared to 2013.

Included in cost of sales for the year ended December 31, 2014 were costs of $0.4 million associated with our voluntary product recall of selected lots of cartridges initiated in January 2014. The voluntary recall resulted in a less than one percentage point reduction in the gross margin for the year ended December 31, 2014. By comparison, the 2013 gross margin included $1.3 million of recall-associated costs, or a reduction of the gross margin of five percentage points. Also included in cost of sales in 2013 were costs of $1.1 million that were previously deferred at the end of the fourth quarter of 2012 due to our lack of history for estimating product returns at that time. These costs, along with the previously deferred sales of $1.9 million recognized in the first quarter of 2013, resulted in a two-percentage point increase in gross margin for the year ended December 31, 2013.

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

Research and Development Expenses. R&D expenses increased 43% to $15.8 million in 2014 from $11.1 million in 2013. The increase in R&D expenses in 2014 consisted primarily of an increase of $2.5 million in employee-related expenses. At December 31, 2014, our headcount for research and development functions increased 17% compared to December 31, 2013. The increase in R&D expenses also consisted of a milestone payment of $1.0 million to DexCom under our development and commercialization agreement related to our submission of a PMA for t:slim G4 to the FDA in July 2014.

Other Income (Expense). Other expense in 2014 was $3.8 million, compared to $13.7 million in 2013. Other expense in 2014 primarily consisted of interest expense associated with the term loan agreement with Capital Royalty Partners in December 2012 and subsequently amended and restated in April 2014, and further amended in June 2014, February 2015 and January 2016. We borrowed $30 million under the term loan agreement with Capital Royalty Partners in January 2013.

In comparison, other expense in 2013 was primarily comprised of $9.0 million of expense associated with the revaluation of the fair value of common and preferred stock warrants and $4.7 million of interest expense associated with our term loan agreement with Capital Royalty Partners.

We performed the final revaluation of the warrant liability in November 2013 in connection with completion of the initial public offering. The decrease in interest expense during 2014 compared to 2013 was due to the decrease in the interest rate on our outstanding debt from 14.0% to 11.5% in conjunction with an amendment to our term loan agreement with Capital Royalty Partners.

Liquidity and Capital Resources

At December 31, 2015, we had $73.1 million in cash and cash equivalents and short-term investments, which included $2.0 million of restricted cash. We borrowed $15.0 million in January 2016, under the Third Amendment to our term loan agreement with Capital Royalty Partners. The Third Amendment also provides us with a one-time option to borrow up to an additional $35.0 million in increments of $5.0 million on or before December 31, 2016. We believe that our cash on hand, cash generated from operations, cash available under the Third Amendment to our term loan agreement with Capital Royalty Partners, and proceeds from the exercise of options and warrants, as well as proceeds from employee contributions for the purchase of our common stock through our ESPP, will be sufficient to satisfy our liquidity requirements for at least the next 12 months. We expect that our sales performance and the resulting operating income or loss, as well as the status of each of our new product development programs, will significantly impact our cash management decisions. We have utilized, and may continue to utilize, debt arrangements with debt providers and financial institutions to finance our operations. Factors such as interest rates, repayment terms and available cash will impact our decision to continue to utilize debt arrangements as a source of cash. In November 2013, we completed an initial public offering of common stock that resulted in net proceeds of approximately $125.0 million, and in the first quarter of 2015 we completed a public offering of common stock that resulted in net proceeds of approximately $64.9 million. In the future, we may give consideration to additional public offerings of equity securities as a source of financing. In December 2014, we filed a registration statement on Form S-3 with the SEC, which was declared effective on December 19, 2014. Under this shelf registration statement, we may from time to time offer and sell any combination of common stock, preferred stock, warrants or units in one or more offerings.

Historically, our principal sources of cash have included private placements and public offerings of equity securities, debt arrangements, and cash generated from operations. Our historical cash outflows have primarily been associated with cash used for operating activities such as the expansion and support of our sales and marketing infrastructure, increase in our R&D activities, the acquisition of intellectual property, expenditures related to equipment and improvements used to increase our manufacturing capacity and improve our manufacturing efficiency, overall facility expansion and other working capital needs.

The following table shows a summary of our cash flows for the years ended December 31, 2015, 2014 and 2013:

	Year Ended December 31,
(in thousands)	2015	2014	2013
Net cash provided by (used in):
Operating activities	$(58,764)	$(61,378)	$(47,757)
Investing activities	2,421	(35,470)	(11,105)
Financing activities	68,255	3,639	166,084
Total	$11,912	$(93,209)	$107,222

Operating activities. Net cash used in operating activities was $58.8 million for the year ended December 31, 2015, compared to $61.4 million and $47.8 million for the same periods in 2014 and 2013, respectively. The decrease in net cash used in operating activities for 2015 was primarily associated with an improvement in operating margin, offset by changes in working capital. The change in working capital was primarily due to an increase in accounts receivable and increase in inventory to meet higher production volumes, including those associated with new products, offset by increase in accounts payable, employee-related liabilities and other current liabilities.

The increase in net cash used in operating activities for the 2014 and 2013 periods presented was primarily associated with increased costs related to the commercial operations and continued expansion of our company during 2014. Our employee headcount, employee-related expenses and working capital needs, including accounts receivable and inventory, increased significantly as a result of our initiation and expansion of commercial operations.

Investing activities. Net cash provided by investing activities was $2.4 million for the year ended December 31, 2015, which was primarily related to proceeds from sales and maturities of short-term investments of $88.5 million offset by the net purchase of $80.2 million in short-term investments and $5.8 million in purchases of property and equipment. Net cash used in investing activities was $35.5 million for the year ended December 31, 2014, which was primarily related to the net purchase of $67.1 million in short-term investments and $4.4 million in purchases of property and equipment, offset by proceeds from sales and maturities of short-term investments of $36.2 million. Net cash used in investing activities was $11.1 million for the year ended December 31, 2013, which was primarily related to the purchase of $5.1 million in short-term investments and $4.0 million in purchases of property and equipment.

Financing activities. Net cash provided by financing activities was $68.3 million for the year ended December 31, 2015, which was primarily due to net proceeds from a public offering of our common stock in the amount of $64.9 million and $3.4 million in proceeds from the exercise of outstanding stock options and warrants, as well as proceeds from employee contributions for the purchase of our common stock through our ESPP. The net cash provided by financing activities was $3.6 million for the year ended December 31, 2014, which was primarily related to $3.7 million in net proceeds from the exercise of outstanding stock options and warrants, as well as proceeds from employee contributions for the purchase of our common stock through our ESPP. The net cash provided by financing activities was $166.1 million for the year ended December 31, 2013, which was primarily from net proceeds from our initial public offering of approximately $125.0 million in November 2013, net proceeds from the issuance of preferred stock of $16.0 million, net proceeds from the issuance of notes payable of $28.9 million and proceeds from warrant and stock option exercises of $2.6 million, offset by principal payments on notes payable of $4.4 million and $2.0 million used in restricted cash.

Our liquidity position and capital requirements are subject to fluctuation based on a number of factors. For example, our cash inflow and outflow may be impacted by the following:

●	our ability to generate sales;

●	fluctuations in gross margins and operating margins; and

●	fluctuations in working capital.

Our primary short-term capital needs, which are subject to change, include expenditures related to:

●	support of our commercialization efforts related to our current and future products;

●	improvements in our manufacturing capacity and efficiency;

●	new research and product development efforts;

●	payment of interest due under our term loan agreement with Capital Royalty Partners;

●	the acquisition of equipment and other fixed assets;

●	facilities expansion needs; and

●	potential up-front, milestone payments or reimbursement of costs under R&D collaborations.

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

Indebtedness

Capital Royalty Partners Term Loans

At December 31, 2015, we had $30.2 million aggregate borrowings outstanding under a term loan agreement with Capital Royalty Partners. Under the agreement, interest is payable, at our option, (i) in cash at a rate of 11.5% per annum or (ii) at a rate of 9.5% of the 11.5% per annum in cash and 2.0% of the 11.5% per annum (the “PIK Loan”) to be added to the principal of the loan and subject to accruing interest. Interest-only payments are due quarterly on March 31, June 30, September 30 and December 31 of each year of the interest-only payment period, which ends on December 31, 2019. The principal balance is due in full at the end of the term of the loan which is March 31, 2020. We had elected to pay interest in cash at a rate of 11.5% per annum through September 30, 2015. During the fourth quarter of 2015, we elected to pay interest in cash at a rate of 9.5% per annum, and $153,000 was added to the principal of the loan.

The loan is collateralized by all of our assets. The term loan agreement with Capital Royalty Partners also imposes various affirmative and negative covenants on us. The principal financial covenants require that we attain minimum annual revenues of $50.0 million in 2015, $65.0 million in 2016, $80.0 million in 2017 and $95.0 million each year thereafter until the end of the term of the loan. At December 31, 2015, we were in compliance with all of the covenants in the term loan agreement.

In January 2016, we entered into a Third Amendment to the term loan agreement. Under this amendment, we may borrow up to an additional $50.0 million. We borrowed $15.0 million in January 2016, and the Third Amendment provides us with a one-time option to draw up to an additional $35.0 million in increments of $5.0 million on or before December 31, 2016. Under the Third Amendment, we have agreed to pay, on the earlier of (i) the Maturity Date; (ii) the date that the loan under the term loan agreement becomes due, and (iii) the date on which we make a voluntary pre-payment of the loan, a financing fee equal to three percent (3.0%) of the sum of (x) the aggregate amount drawn under the Third Amendment, and (y) any PIK Loans issued in relation to the Third Amendment, if applicable.

Contractual Obligations & Commitments

The following table summarizes our long-term contractual obligations as of December 31, 2015:

	Payments Due by Period
(in thousands)	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Operating lease obligation relating to our facility	$10,038	$2,815	$5,948	$1,275	$-
Capital Royalty Partners term loans, including interest (1)	45,725	2,935	6,034	36,756	-
Firm purchase commitments	4,621	4,621	-	-	-
Total contractual obligations	$60,384	$10,371	$11,982	$38,031	$-

(1)

The amounts indicated exclude principal, interest and other payments due under the Third Amendment to the term loan agreement with Capital Royalty Partners. In January 2016, we borrowed $15.0 million under the Third Amendment to the term loan agreement with Capital Royalty Partners. We expect to make future interest payments of approximately $1.5 million for each of the years ended December 31, 2016, 2017, 2018 and 2019 and a final payment of approximately $16.7 million for the year ended December 31, 2020. Under the Third Amendment, we have agreed to pay, on the earlier of (i) the Maturity Date; (ii) the date that the loan under the Amended and Restated Term Loan Agreement becomes due, and (iii) the date on which we make a voluntary pre-payment of the loan, a financing fee equal to three percent (3.0%) of the sum of (x) the aggregate amount drawn under the Third Amendment, and (y) any PIK Loans issued in relation to the Third Amendment, if applicable.

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

Revenue Recognition

Our revenue is generated from sales of our insulin pumps, disposable cartridges and infusion sets to customers in the United States. Our customers are comprised of individuals, and third-party distributors that resell our product to insulin-dependent diabetes customers. We are paid directly by customers who use our products, distributors and third-party payors.

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

●

The selling prices are fixed and agreed upon based on the contracts with distributors, the customer and contracted insurance payors, if applicable. For sales to customers associated with insurance providers with whom there is no contract, revenue is recognized upon collection of cash at which time the price is considered determinable. We do not generally offer rebates to its distributors and customers.

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

In February 2013, the FDA cleared t:connect, our cloud-based data management application, which is made available upon purchase by t:slim pump customers. This service is deemed an undelivered element at the time of t:slim sale. Because we have neither VSOE nor TPE for this deliverable, the allocation of revenue is based on our ESP. We establish our ESP based on estimated cost to provide such services, including consideration for a reasonable profit margin and corroborated by comparable market data. We allocate fair value based on management’s ESP to this element at the time of sale and is recognizing the revenue over the four-year hosting period. At December 31, 2015 and 2014, $1.1 million and $0.7 million were recorded as deferred revenue for the t:connect hosting service. All other undelivered elements at the time of sale are deemed inconsequential or perfunctory.

Product Returns

We offer a 30-day right of return to our customers from the date of shipment of our pump, provided a physician’s confirmation of the medical reason for the return is received. Estimated allowances for sales returns are based on historical returned quantities as compared to pump shipments in those same periods of return. The return rate is then applied to the sales of the current period to establish a reserve at the end of the period. The return rates used in the reserve are adjusted for known or expected changes in the marketplace when appropriate. The allowance for product returns is recorded as a reduction of revenue and accounts receivable in the period that the related sale is recorded. The amount recorded on our balance sheet for product return allowance was $0.3 million and $0.3 million at December 31, 2015 and 2014, respectively. Actual product returns have not differed materially from estimated amounts reserved.

Warranty Reserve

We generally provide a four-year warranty on our insulin pumps to end user customers and may replace any pumps that do not function in accordance with the product specifications. t:slim pumps returned to us may be refurbished and redeployed, but we do not currently refurbish t:flex and t:slim G4 pumps. Additionally, we offer a six-month warranty on disposable cartridges and infusion sets. Estimated warranty costs are recorded at the time of shipment. Warranty costs are estimated based on the current expected replacement product cost and actual experience. We evaluate the reserve quarterly and make adjustments when appropriate. Changes to actual replacement rate could have a material impact on our estimated liability. In the future, as additional empirical evidence regarding warranty estimates becomes available, we may change or refine our approach of estimating warranty liabilities. At December 31, 2015 and 2014, the warranty reserve was $3.5 million and $2.0 million, respectively.

Off-Balance Sheet Arrangements

As of December 31, 2015, we did not have any off-balance sheet arrangements.

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

Item 7A.	Quantitative and Qualitative Disclosures about Market Risk.

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

Because of the short-term maturities of our financial instruments, we do not believe that an increase or decrease in market interest rates would have any significant impact on the realized value of our investment portfolio. If a 10% change in interest rates were to have occurred on December 31, 2015, this change would not have had a material effect on the fair value of our investment portfolio as of that date.

The interest rate under our term loan agreement is fixed and not subject to changes in market interest rates.

Our operations are located in the United States, and nearly all of our sales since inception have been made in U.S. dollars. Accordingly, we have assessed that we do not currently have any material exposure to foreign currency rate fluctuations. From time to time, we may have foreign exchange risk associated with currency exposure related to existing assets and liabilities, committed transactions and forecasted future cash flows. In certain circumstances, we may seek to manage such foreign exchange risk by using derivative instruments such as foreign exchange forward contracts to hedge our risks. In general, we may hedge material foreign exchange exposures up to 12 months in advance. However, we may choose not to hedge some exposures for a variety of reasons including prohibitive economic costs.

Item 8.	Financial Statements and Supplementary Data

Our financial statements as of December 31, 2015 and 2014 and for each of the three years in the period ended December 31, 2015, and the Report of the Registered Independent Public Accounting Firm are included in this report as listed in the index.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders of Tandem Diabetes Care, Inc.

We have audited the accompanying balance sheets of Tandem Diabetes Care, Inc. as of December 31, 2015 and 2014, and the related statements of operations and comprehensive loss, convertible preferred stock and stockholders’ equity (deficit) and cash flows for each of the three years in the period ended December 31, 2015. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Tandem Diabetes Care, Inc. at December 31, 2015 and 2014, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2015, in conformity with U.S. generally accepted accounting principles.

/s/ Ernst & Young LLP

San Diego, California

February 24, 2016

TANDEM DIABETES CARE, INC.

BALANCE SHEETS

(In thousands except par values)

	December 31,
	2015	2014
Assets
Current assets:
Cash and cash equivalents	$43,088	$31,176
Restricted cash	2,000	2,000
Short-term investments	28,018	36,106
Accounts receivable, net	14,055	7,652
Inventory	17,543	11,913
Prepaid and other current assets	2,280	1,904
Total current assets	106,984	90,751
Property and equipment, net	15,526	12,581
Patents, net	2,110	2,441
Other long-term assets	499	691
Total assets	$125,119	$106,464
Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$5,234	$1,949
Accrued expenses	2,121	2,920
Employee-related liabilities	11,761	9,722
Deferred revenue	1,822	840
Other current liabilities	5,582	2,663
Total current liabilities	26,520	18,094
Notes payable—long-term	29,669	29,440
Deferred rent—long-term	2,743	2,700
Other long-term liabilities	2,719	1,658
Total liabilities	61,651	51,892
Commitments and contingencies (Note 10)
Stockholders’ equity:
Common stock, $0.001 par value; 100,000 shares authorized as of December 31, 2015 and 2014, respectively, 30,255 and 23,655 shares issued and outstanding at December 31, 2015 and 2014, respectively.	30	24
Additional paid-in capital	384,551	303,255
Accumulated other comprehensive income	20	8
Accumulated deficit	(321,133)	(248,715)
Total stockholders’ equity	63,468	54,572
Total liabilities and stockholders’ equity	$125,119	$106,464

The accompanying notes are an integral part of the financial statements.

TANDEM DIABETES CARE, INC.

STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(In thousands, except per share data)

	Year Ended December 31,
	2015	2014	2013
Sales	$72,850	$49,722	$29,007
Cost of sales	46,270	34,474	22,840
Gross profit	26,580	15,248	6,167
Operating expenses:
Selling, general and administrative	78,621	75,121	44,522
Research and development	16,963	15,791	11,079
Total operating expenses	95,584	90,912	55,601
Operating loss	(69,004)	(75,664)	(49,434)
Other income (expense), net
Interest and other income	337	112	7
Interest and other expense	(3,741)	(3,901)	(4,710)
Change in fair value of stock warrants	—	—	(9,002)
Total other expense, net	(3,404)	(3,789)	(13,705)
Loss before taxes	(72,408)	(79,453)	(63,139)
Provision for income tax expense	10	71	—
Net loss	$(72,418)	$(79,524)	$(63,139)
Other comprehensive loss:
Unrealized gain on short-term investments	$12	$8	$—
Comprehensive loss	$(72,406)	$(79,516)	$(63,139)
Net loss per share, basic and diluted	$(2.50)	$(3.42)	$(21.46)
Weighted average shares used to compute basic and diluted net loss per share	28,923	23,272	2,942

The accompanying notes are an integral part of the financial statements.

TANDEM DIABETES CARE, INC.

STATEMENTS OF CONVERTIBLE PREFERRED STOCK AND STOCKHOLDERS’ EQUITY (DEFICIT)

(In thousands, except per share data)

						Accumulated
	Convertible				Additional	Other		Total
	Preferred Stock		Common Stock		Paid-in	Comprehensive	Accumulated	Stockholders’
	Shares	Amount	Shares	Amount	Capital	Income	Deficit	Equity (Deficit)
Balance at December 31, 2012	14,697	$124,638	227	$—	$—	$—	$(106,052)	$(106,052)
Issuance of Series D convertible preferred stock at $4.40 per share, net of issuance costs of $95	3,656	15,991	—	—	—	—	—	—
Issuance of common stock warrants in connection with term loan	—	—	—	—	437	—	—	437
Exercise of preferred stock warrants	428	3,629	—	—	—	—	—	—
Issuance of common stock in initial public offering, net of underwriter’s discount and offering costs	—	—	9,200	9	125,030	—	—	125,039
Conversion of preferred stock in connection with initial public offering	(18,781)	(144,258)	13,404	13	144,245	—	—	144,258
Vesting of restricted common stock and change in fair value of unvested restricted stock subject to repurchase	—	—	—	—	33	—	—	33
Conversion of preferred stock warrants into common stock warrants	—	—	—	—	9,550	—	—	9,550
Exercise of common stock warrants	—	—	85	1	627	—	—	628
Exercise of stock options	—	—	10	—	66	—	—	66
Stock-based compensation	—	—	—	—	4,717	—	—	4,717
Net loss	—	—	—	—	—	—	(63,139)	(63,139)
Balance at December 31, 2013	—	$—	22,926	$23	$284,705	$—	$(169,191)	$115,537
Exercise of common stock warrants	—	—	334	1	137	—	—	138
Exercise of stock options	—	—	144	—	325	—	—	325
Issuance of common stock for Employee Stock Purchase Plan	—	—	251	—	3,168	—	—	3,168
Stock-based compensation	—	—	—	—	14,920	—	—	14,920
Unrealized gain on short-term investments	—	—	—	—	—	8	—	8
Net loss	—	—	—	—	—	—	(79,524)	(79,524)
Balance at December 31, 2014	—	$—	23,655	$24	$303,255	$8	$(248,715)	$54,572
Exercise of common stock warrants	—	—	17	—	122	—	—	122
Exercise of stock options	—	—	243	—	337	—	—	337
Issuance of common stock in public offering, net of underwriter’s discount and offering costs	—	—	6,038	6	64,856	—	—	64,862
Issuance of common stock for Employee Stock Purchase Plan	—	—	302	—	2,934	—	—	2,934
Stock-based compensation	—	—	—	—	13,047	—	—	13,047
Unrealized gain on short-term investments	—	—	—	—	—	12	—	12
Net loss	—	—	—	—	—	—	(72,418)	(72,418)
Balance at December 31, 2015	—	$—	30,255	$30	$384,551	$20	$(321,133)	$63,468

The accompanying notes are an integral part of the financial statements.

TANDEM DIABETES CARE, INC.

STATEMENTS OF CASH FLOWS

(In thousands)

	Year Ended December 31,
	2015	2014	2013
Operating activities
Net loss	$(72,418)	$(79,524)	$(63,139)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization expense	4,829	4,389	3,167
Interest expense related to amortization of debt discount and debt issuance costs	138	219	595
Payment in kind interest accrual of notes payable	153	—	—
Provision for allowance for doubtful accounts	70	188	275
Provision for inventory reserve	404	163	815
Change in fair value of common and preferred stock warrants	—	—	9,002
Amortization of premium/discount on short-term investments	4	(53)	—
Stock-based compensation expense	13,096	14,995	4,456
Other	(76)	41	87
Changes in operating assets and liabilities:
Accounts receivable	(6,473)	(2,541)	(3,161)
Inventory	(6,084)	(1,820)	(4,625)
Prepaid and other current assets	(395)	(82)	106
Other long term assets	131	(150)	(85)
Accounts payable	3,355	(1,225)	859
Accrued expenses	(734)	973	342
Employee-related liabilities	2,039	3,846	3,885
Deferred revenue	981	429	(1,472)
Other current liabilities	1,924	(1,575)	895
Deferred rent	(631)	(461)	(522)
Other long term liabilities	923	810	763
Net cash used in operating activities	(58,764)	(61,378)	(47,757)
Investing activities
Purchase of short-term investments	(80,191)	(67,101)	(5,095)
Proceeds from sales and maturities of short-term investments	88,450	36,210	—
Purchase of property and equipment, net of gain on sale of property and equipment	(5,764)	(4,406)	(4,010)
Purchase of patents	(74)	(173)	(2,000)
Net cash provided by (used in) investing activities	2,421	(35,470)	(11,105)
Financing activities
Issuance of notes payable, net of issuance costs	—	29,925	28,874
Restricted cash in connection with notes payable and corporate credit card	—	50	(2,000)
Principal payments on notes payable	—	(30,000)	(4,396)
Proceeds from issuance of preferred stock for cash, net of offering costs	—	—	15,991
Proceeds from public offering, net of offering costs	64,862	—	125,040
Proceeds from issuance of common stock	3,393	3,664	2,575
Net cash provided by financing activities	68,255	3,639	166,084
Net increase (decrease) in cash and cash equivalents	11,912	(93,209)	107,222
Cash and cash equivalents at beginning of period	31,176	124,385	17,163
Cash and cash equivalents at end of period	$43,088	$31,176	$124,385
Supplemental disclosures of cash flow information
Interest paid	$3,345	$3,369	$4,115
Income taxes paid	$9	$71	$19
Supplemental schedule of noncash investing and financing activities
Lease incentive - lessor-paid tenant improvements	$933	$1,604	$—
Common and preferred stock warrants issued, including incremental value of modification of warrants	$—	$—	$437
Property and equipment included in accounts payable & other current liabilities	$1,457	$789	$—
Patent included in accrued expense	$—	$74	$—
Conversion of preferred stock warrants into common stock warrants	$—	$—	$9,550
Conversion of convertible preferred stock into common stock	$—	$—	$144,258

The accompanying notes are an integral part of the financial statements.

TANDEM DIABETES CARE, INC.

NOTES TO FINANCIAL STATEMENTS

1. Organization and Basis of Presentation

The Company

Tandem Diabetes Care, Inc. is a medical device company focused on the design, development and commercialization of a family of products for people with insulin-dependent diabetes. The Company is incorporated in the state of Delaware. Unless the context requires otherwise, the terms the “Company” or “Tandem” refer to Tandem Diabetes Care, Inc.

The Company currently manufactures and sells three insulin pump products in the United States that are designed to address large and differentiated needs of the insulin-dependent diabetes market:

•	the t:slim Insulin Delivery System, or t:slim, the Company’s flagship product that can easily and discreetly fit into a pocket,
•	the t:flex Insulin Delivery System, or t:flex, for people with greater insulin needs, and
•	the t:slim G4 Insulin Delivery System, or t:slim G4, a Continuous Glucose Monitoring (CGM) enabled pump with touch-screen simplicity.

The Company designed and commercialized its products based on its proprietary technology platform and consumer-focused approach. The Company began commercial sales of its first product, t:slim, in August 2012. During 2015, the Company commenced commercial sales of two additional insulin pumps: t:flex in May 2015 and t:slim G4 in September 2015.

The Company has incurred operating losses since its inception and had an accumulated deficit of $321.1 million at December 31, 2015. The Company’s ability to achieve profitable operations primarily depends upon achieving a level of revenues adequate to support its cost structure. The Company has relied on its ability to fund its operations through private and public equity and debt financing. Management expects operating losses and negative cash flows to continue for the foreseeable future. The Company may elect to finance future operations using its existing term loan agreement with Capital Royalty Partners or may pursue equity or debt financing through other sources. If necessary financing is not obtained or achieved, the Company will likely be required to reduce its current planned increases in expenditures, which could have an adverse impact on its ability to achieve its intended business objectives. There can be no assurance that equity or debt financing, beyond what is available under its existing term loan agreement with Capital Royalty Partners, will be available on acceptable terms, or at all. Any equity financing may result in dilution to existing stockholders and any additional debt financing may include restrictive covenant.

Basis of Presentation

The accompanying financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America, or GAAP.

Voluntary Recall

In January 2014, the Company announced a voluntary recall of select lots of cartridges used with t:slim that may have been at risk of leaking. The cause of the recall was identified during the Company’s internal product testing. The Company incurred approximately $1.7 million in total direct costs associated with the recall, of which approximately $1.3 million was recorded in the fourth quarter of 2013 and approximately $0.4 million in the first quarter of 2014 for affected cartridges shipped in 2014. The total cost of the recall consisted of approximately $0.7 million associated with the return and replacement of affected cartridges in the field and approximately $1.0 million for the write-off of affected cartridges within the Company’s internal inventory. The FDA determined that the recall was terminated in September 2014.

2. Summary of Significant Accounting Policies

Use of Estimates

The preparation of the financial statements in conformity with GAAP requires management to make informed estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses, and the disclosure of contingent assets and liabilities in the Company’s financial statements and accompanying notes as of the date of the financial statements. Actual results could differ materially from those estimates and assumptions.

Segment Reporting

Operating segments are identified as components of an enterprise about which segment discrete financial information is available for evaluation by the chief operating decision-maker in making decisions regarding resource allocation and assessing performance. To date, the Company has viewed its operations and managed its business as one segment, operating in the United States.

Cash and Cash Equivalents

The Company considers all highly liquid investments with a maturity of three months or less from the date of purchase and that can be liquidated without prior notice or penalty, to be cash equivalents.

Short-Term Investments

Based on the nature of the assets, the Company’s short-term investments are classified as either available-for-sale or trading securities. Such securities are carried at fair value as determined by prices for identical or similar securities at the balance sheet date. The Company’s short-term investments consist of Level 1 and Level 2 financial instruments in the fair value hierarchy. The net unrealized gains or losses on available-for-sale securities are reported as a component of other comprehensive income (loss) within the statements of operations and accumulated other comprehensive income a separate component of stockholders’ equity on the balance sheets. Unrealized gains or losses on trading securities are reported as a component of other income or expense within the statements of operations. At December 31, 2015 and 2014, the Company had no investments that were classified as held-to-maturity. The Company determines the realized gains or losses of available-for-sale securities using the specific identification method and includes net realized gains and losses as a component of other income or expense within the statements of operations. The Company periodically reviews available-for-sale securities for other than temporary declines in fair value below the cost basis whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable.

Restricted Cash

Restricted cash as of December 31, 2015 and 2014 was comprised of a $2.0 million minimum cash balance requirement in connection with the Amended and Restated Term Loan Agreement (the “Amended and Restated Term Loan Agreement”) with Capital Royalty Partners II, L.P. and its affiliate funds (“ Capital Royalty Partners”) (see Note 5, “Loan Agreement”).

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

The following table summarizes customers who accounted for 10% or more of net accounts receivable:

	December 31,
	2015	2014
Byram Healthcare	21.8%	19.2%
Edgepark Medical Supplies, Inc.	16.4%	12.3%

The following table summarizes customers who accounted for 10% or more of sales for the periods presented:

	December 31,
	2015	2014	2013
Edgepark Medical Supplies, Inc.	17.8%	16.0%	16.1%
CCS Medical	N/A	11.6%	13.6%
Byram Healthcare	17.2%	10.9%	N/A

Fair Value of Financial Instruments

The carrying amounts of cash and cash equivalents, accounts receivable, accounts payable, accrued expenses, and employee-related liabilities, recorded at cost, which is a reasonable estimate of their fair value because of the short-term nature of these assets and liabilities. Short-term investments and foreign exchange forward contracts that are not designated as hedges are carried at fair value. Based on the borrowing rates currently available for loans with similar terms, the Company believes that the fair value of its long-term debt approximates its carrying value.

Inventories

Inventories are valued at the lower of cost or market (net realizable value), determined by the first-in, first-out method. Inventory is recorded using standard cost, including material, labor and overhead costs, at December 31, 2015 and 2014. The Company periodically reviews inventories for potential impairment based on quantities on hand, expectations of future use, judgments based on quality control testing data and assessments of the likelihood of scrapping or obsoleting certain inventories.

Long Lived Assets

Property and Equipment

Property and equipment, which primarily consist of office furniture and equipment, manufacturing equipment, scientific equipment, computer equipment, and leasehold improvements, are stated at cost. Property and equipment are depreciated over the estimated useful lives of the assets, generally three to seven years, using the straight-line method. Leasehold improvements are amortized over the lesser of the estimated useful lives of the assets or the remaining lease term. Maintenance and repair costs are expensed as incurred.

Patents

Costs associated with the purchase or licensing of patents associated with the Company’s commercialized products are capitalized. The Company reviews its capitalized patent costs periodically to determine that they have future value and an alternative future use. Costs related to patents that the Company is not actively pursuing for commercial purposes are expensed. The Company amortizes patent costs over the lesser of the duration of the patent term or the estimated useful lives of 10 years, beginning with the date the patents are issued or acquired.

The Company periodically re-evaluates the original assumptions and rationale utilized in the establishment of the carrying value and estimated lives of all of its long-lived assets, including property and equipment and acquired patents. The determinants used for this evaluation include management’s estimate of the asset’s ability to generate positive income from operations and positive cash flow in future periods as well as the strategic significance of the asset to the Company’s business objective. The Company has not recognized any impairment losses through December 31, 2015.

Deferred Rent

Rent expense on noncancelable leases containing known future scheduled rent increases is recorded on a straight-line basis over the term of the respective leases beginning when the Company takes possession of the leased property. The difference between rent expense and rent paid is accounted for as deferred rent. The current portion of deferred rent was included in other current liabilities on the Company’s balance sheet. Landlord improvement allowances and other such lease incentives are recorded as property and equipment and as deferred rent and are amortized on a straight-line basis as a reduction to rent expense.

Research and Development Costs

All research and development costs are charged to expense as incurred. Such costs include personnel-related costs, including stock-based compensation, supplies, license fee, development prototypes, outside design and testing services, depreciation, allocated facilities and information services, milestone payments under the Company’s development and commercialization agreements and other indirect costs.

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

The Company is required to file federal and state income tax returns in the United States and various other state jurisdictions. The preparation of these income tax returns requires the Company to interpret the applicable tax laws and regulations in effect in such jurisdictions, which could affect the amount of tax paid by us. An amount is accrued for the estimate of additional tax liability, including interest and penalties, for any uncertain tax positions taken or expected to be taken in an income tax return. The Company reviews and updates the accrual for uncertain tax positions as more definitive information becomes available. For further information, see Note 7, “Income Taxes.”

Revenue Recognition

Revenue is generated from sales, in the United States, of t:slim insulin pump, t:flex insulin pump and t:slim G4 insulin pump, disposable cartridges and infusion sets to individual customers and third-party distributors that resell the product to insulin-dependent diabetes customers. The Company is paid directly by customers who use the products, distributors and third-party insurance payors.

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

●

The selling prices are fixed and agreed upon based on the contracts with distributors, the customer and contracted insurance payors, if applicable. For sales to customers associated with insurance providers with whom there is no contract, revenue is recognized upon collection of cash at which time the price is considered determinable. The Company does not generally offer rebates to its distributors and customers.

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

The Company offers a cloud-based data management application, t:connect, which is made available to customers upon purchase of any of its insulin pumps. This service is deemed an undelivered element at the time of the insulin pump sale. Because the Company has neither VSOE nor TPE for this deliverable, the allocation of revenue is based on the Company’s ESP. The Company establishes its ESP based on the estimated cost to provide such services, including consideration for a reasonable profit margin, which is then corroborated by comparable market data. The Company allocates fair value based on management’s ESP to this element at the time of sale and is recognizing the revenue over the four-year hosting period. At December 31, 2015 and 2014, $1.1 million and $0.7 million were recorded as deferred revenue for the t:connect hosting service, respectively. All other undelivered elements at the time of sale are deemed inconsequential or perfunctory.

Product Returns

The Company offers a 30-day right of return to its customers from the date of shipment of any of its insulin pumps, provided a physician’s confirmation of the medical reason for the return is received. Estimated allowances for sales returns are based on historical returned quantities as compared to pump shipments in those same periods of return. The return rate is then applied to the sales of the current period to establish a reserve at the end of the period. The return rates used in the reserve are adjusted for known or expected changes in the marketplace when appropriate. The allowance for product returns is recorded as a reduction of revenue and accounts receivable in the period that the related sale is recorded. The amount recorded on the Company’s balance sheet for product return allowance was $0.3 million and $0.3 million at December 31, 2015 and 2014, respectively. Actual product returns have not differed materially from estimated amounts reserved in the accompanying financial statements.

Warranty Reserve

The Company generally provides a four-year warranty on its insulin pumps to end user customers and may replace any pumps that do not function in accordance with the product specifications. t:slim pumps returned to the Company may be refurbished and redeployed, but the Company does not currently refurbish t:flex and t:slim G4 pumps. Additionally, the Company offers a six-month warranty on disposable cartridges and infusion sets. Estimated warranty costs are recorded at the time of shipment. Warranty costs are estimated based on the current expected replacement product cost and actual experience. The Company evaluates the reserve quarterly and makes adjustments when appropriate. Changes to actual replacement rate could have a material impact on the Company’s estimated liability.

At December 31, 2015 and December 31, 2014, the warranty reserve was $3.5 million and $2.0 million, respectively. The following table provides a reconciliation of the change in estimated warranty liabilities for the years ended December 31, 2015 and 2014:

	December 31,
(in thousands)	2015	2014
Balance at beginning of the year	$1,974	$1,123
Provision for warranties issued during the period	1,948	2,161
Settlements made during the period	(4,373)	(2,858)
Increases in warranty estimates	3,998	1,548
Balance at end of the year	$3,547	$1,974

Current portion	$1,050	$535
Non-current portion	2,497	1,439
Total	$3,547	$1,974

Stock-Based Compensation

Stock-based compensation cost is measured at the grant date based on the estimated fair value of the award, and the portion that is ultimately expected to vest is recognized as compensation expense over the requisite service period on a straight-line basis. The Company estimates the fair value of stock options and shares issued to employees under the Employee Stock Purchase Plan (“ESPP”) using a Black-Scholes option-pricing model on the date of grant. The Black-Scholes option-pricing model requires the use of subjective assumptions including volatility, expected term, and risk-free rate. For awards that vest based on service conditions, the Company recognizes expense using the straight-line method less estimated forfeitures based on historical experience.

The Company records the expense for stock option grants to non-employees based on the estimated fair value of the stock options using the Black-Scholes option-pricing model. The fair value of non-employee awards is remeasured at each reporting period as the underlying awards vest unless the instruments are fully vested, immediately exercisable and nonforfeitable on the date of grant.

Advertising Costs

The Company expenses advertising costs as they are incurred. For the years ended December 31, 2015, 2014 and 2013, advertising costs were $1.0 million, $1.5 million, and $0.7 million, respectively.

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

Potentially dilutive securities not included in the calculation of diluted net loss per share (because inclusion would be anti-dilutive) are as follows (in common stock equivalent shares, in thousands):

	Year Ended December 31,
	2015	2014	2013
Warrants for common stock	990	1,007	1,358
Common stock options	2,015	2,233	4,539
ESPP	4	4	3
	3,009	3,244	5,900

Reclassifications

Certain reclassifications of prior year amounts have been made to conform to the current year presentation.

Recent Accounting Pronouncements

In November 2015, the Financial Accounting Standards Board (“FASB”) issued guidance on balance sheet classification of deferred taxes. Current GAAP requires an entity to separate deferred income tax liabilities and assets into current and noncurrent amounts in a classified statement of financial position. To simplify the presentation of deferred income taxes, the new guidance requires that deferred tax liabilities and assets be classified as noncurrent in a classified statement of financial position. The current requirement that deferred tax liabilities and assets of a tax-paying component of an entity be offset and presented as a single amount is not affected by this new guidance. The new guidance is effective for fiscal years beginning after December 15, 2016, and interim periods within those annual periods. Earlier application is permitted for all entities as of the beginning of an interim or annual reporting period. For the year ended December 31, 2015, the Company has elected to early adopt this update and will present all its deferred tax assets and liabilities as non-current for the period ended December 31, 2015. The Company has applied the Standard on a prospective basis. Therefore, the classifications of deferred tax assets and liabilities in periods prior to the period ended December 31, 2015 have not been changed from the original presentation.

In July 2015, FASB issued guidance on simplifying the measurement of inventory. The guidance changes the measurement principle for inventory from the lower of cost or market, to the lower of cost and net realizable value. The guidance defines net realizable value as estimated selling prices in the ordinary course of business, less reasonably predictable costs of completion, disposal, and transportation. The new guidance must be applied on a prospective basis and is effective for fiscal years beginning after December 15, 2015, and interim periods within those years, with early adoption permitted. The Company does not believe the implementation of this standard will have a material impact on its financial statements.

In April 2015, FASB issued guidance on the balance sheet presentation requirements for debt issuance costs (“ASU 2015-03”). The guidance will require that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability, consistent with debt discounts. The guidance is effective for financial statements issued for fiscal years beginning after December 15, 2015, and interim periods within those fiscal years. Early adoption is permitted for financial statements that have not been previously issued. A company should apply the new guidance on a retrospective basis, wherein the balance sheet of each individual period presented should be adjusted to reflect the period-specific effects of applying the new guidance. Upon transition, a company is required to comply with the applicable disclosures for a change in an accounting principle. The guidance only affects the presentation of debt issuance costs in the balance sheet and has no impact on results of operations. The Company will apply ASU 2015-03 on January 1, 2016 and will reclassify debt issuance costs from other long-term assets to notes payable. Debt issuance costs included in other long-term assets in the accompanying financial statements were $0.4 million and $0.5 million at December 31, 2015 and December 31, 2014, respectively.

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

3. Financial Statements Information

Short-term investments

The Company invests in investment securities, principally debt instruments of financial institutions and corporations with strong credit ratings. The following represents a summary of the estimated fair value of short-term investments at December 31, 2015 and 2014 (in thousands):

At December 31, 2015	Maturity (in years)	Amortized Cost	Unrealized Gain	Unrealized Loss	Estimated Fair Value
Available-for-sale investment securities:
Commercial paper	Less than 1	$21,712	$23	$—	$21,735
US Treasuries	Less than 1	2,035		(1)	2,034
Government-sponsored enterprise securities	Less than 1	4,029	—	(2)	4,027
		$27,776	$23	$(3)	$27,796
Trading securities:
Mutual funds held for nonqualified deferred compensation plan participants		$224	$1	$(3)	$222
Total		$28,000	$24	$(6)	$28,018

At December 31, 2014	Maturity (in years)	Amortized Cost	Unrealized Gain	Unrealized Loss	Estimated Fair Value
Available-for-sale investment securities:
Commercial paper	Less than 1	$32,536	$9	$—	$32,545
Government-sponsored enterprise securities	1 to 2	3,504	—	(1)	3,503
		$36,040	$9	$(1)	$36,048
Trading securities:
Mutual funds held for nonqualified deferred compensation plan participants		$56	$2	$—	$58
Total		$36,096	$11	$(1)	$36,106

Accounts Receivable

Accounts receivable consisted of the following at (in thousands):

	December 31,
	2015	2014
Accounts receivable	$14,583	$8,223
Less allowance for doubtful accounts, and sales returns	(528)	(571)
Total	$14,055	$7,652

Inventory

Inventory consisted of the following at (in thousands):

	December 31,
	2015	2014
Raw materials	$10,606	$7,085
Work in process	3,394	1,972
Finished goods	3,543	2,856
Total	$17,543	$11,913

Property and Equipment

Property and equipment consist of the following at (in thousands):

	December 31,
	2015	2014
Leasehold improvements	$7,781	$6,002
Computer equipment and software	6,599	5,171
Office furniture and equipment	3,898	3,538
Manufacturing and scientific equipment	12,793	9,110
	31,071	23,821
Less accumulated depreciation and amortization	(15,545)	(11,240)
Total	$15,526	$12,581

Depreciation and amortization expense related to property and equipment amounted to $4.5 million, $4.1 million, and $2.8 million for the years ended December 31, 2015, 2014 and 2013, respectively.

Intangible Assets Subject to Amortization

Intangible assets subject to amortization consist of patents purchased or licensed that are related to the Company’s commercialized products. The following represents the capitalized patents at December 31, 2015 and 2014 (in thousands):

	December 31,
	2015	2014
Gross amount	$3,247	$3,247
Accumulated amortization	(1,137)	(806)
Total	$2,110	$2,441
Weighted average remaining amortization period (in months)	78	90

Amortization expense related to intangible assets subject to amortization amounted to $0.3 million for each of the years ended December 31, 2015, 2014 and 2013. The amortization expense is recorded in the cost of sales line item in the statement of operations. The estimated annual amortization is $0.3 million for 2016 and periods thereafter.

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

Level 3:

Unobservable inputs in which there is little or no market data and that are significant to the fair value of the assets or liabilities, which require the reporting entity to develop its own valuation techniques that require input assumptions.

The following table presents information about the Company’s financial assets and liabilities measured at fair value on a recurring basis as of December 31, 2015 and 2014, and indicates the fair value hierarchy of the valuation techniques utilized by the Company to determine such fair value (in thousands):

		Fair Value Measurements at
		December 31, 2015
	December 31, 2015	Level 1	Level 2	Level 3
Assets
Cash equivalents (1)	$23,402	$23,402	$—	$—
Commercial paper	21,735	—	21,735	—
Mutual funds held for nonqualified deferred compensation plan participants (2)	222	222	—	—
Treasury securities	2,034	2,034	—	—
Government-sponsored enterprise securities	4,027	—	4,027	—
Total assets	$51,420	$25,658	$25,762	$—
Liabilities
Deferred compensation (2)	$222	$222	$—	$—
Total liabilities	$222	$222	$—	$—

		Fair Value Measurements at
		December 31, 2014
	December 31, 2014	Level 1	Level 2	Level 3
Assets
Cash equivalents (1)	$30,050	$30,050	$—	$—
Commercial paper	32,545	—	32,545	—
Mutual funds held for nonqualified deferred compensation plan participants (2)	58	58	—	—
Government-sponsored enterprise securities	3,503	—	3,503	—
Total assets	$66,156	$30,108	$36,048	$—
Liabilities
Deferred compensation (2)	$58	$58	$—	$—
Total liabilities	$58	$58	$—	$—

(1)	Cash equivalents included money market funds and commercial paper with a maturity of three months or less from the date of purchase.
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

The Company’s Level 2 financial instruments are valued using market prices on less active markets with observable valuation inputs such as interest rates and yield curves. The Company obtains the fair value of Level 2 financial instruments from quoted market prices, calculated prices or quotes from third-party pricing services. The Company validates these prices through independent valuation testing and review of portfolio valuations provided by the Company’s investment managers. There were no material transfers between Level 1 and Level 2 securities during the years ended December 31, 2015 and 2014.

5. Amended and Restated Term Loan Agreement

The Company had $30.2 million and $30.0 million of aggregate borrowings outstanding under the Amended and Restated Term Loan Agreement at December 31, 2015 and 2014, respectively. Under the Amended and Restated Term Loan Agreement, interest is payable, at the Company’s option, (i) in cash at a rate of 11.5% per annum or (ii) at a rate of 9.5% of the 11.5% per annum in cash and 2.0% of the 11.5% per annum (the “PIK Loan”) to be added to the principal of the loan and subject to accruing interest. Interest-only payments are due quarterly on March 31, June 30, September 30 and December 31 of each year of the interest-only payment period, which ends on March 31, 2018 (which was later extended to December 31, 2019, as discussed below). The Company had elected to pay interest in cash at a rate of 11.5% per annum through September 30, 2015. On December 31, 2015, the Company elected to pay interest in cash at a rate of 9.5% per annum and for a rate of 2.0% per annum to be added to the principal of the loan. As a result, $153,000 was added to the principal of the loan at December 31, 2015. The Amended and Restated Term Loan Agreement provided for prepayment fees of 3% of the outstanding balance of the loan if the loan was repaid prior to March 31, 2015. The prepayment fee is reduced by 1% per year for each subsequent year until maturity.

At December 31, 2014, the Company was also a party to a new term loan agreement with Capital Royalty Partners (the “New Tranche Term Loan Agreement”), under which the Company could have borrowed, but did not, up to an additional $30.0 million on or before March 31, 2015 at the same interest rate and on the same key terms as the Amended and Restated Term Loan Agreement.

In February 2015, the Company amended its Amended and Restated Term Loan Agreement (the “Second Amendment”), as well as its New Tranche Term Loan Agreement. Pursuant to the Second Amendment, the interest-only payment period was extended to December 31, 2019 from March 31, 2018, at the same interest rate and on the same key terms as the existing agreements. The principal balance is due in full at the end of the term of the Second Amendment, which is March 31, 2020. Because the present value of the future cash flows under the modified terms did not exceed the present value of the future cash flows under the previous terms by more than 10%, the Company treated this amendment as a modification. The remaining debt discount costs will be amortized over the remaining term of the Second Amendment using the effective interest method.

The Company did not elect to borrow any amounts under the New Tranche Term Loan Agreement on or before March 31, 2015, and consequently, the Company’s ability to borrow any amounts under that agreement has now lapsed.

The Capital Royalty Partners loan is collateralized by all assets of the Company. The Amended and Restated Term Loan Agreement also imposes various affirmative and negative covenants on the Company. The principal financial covenants require that the Company attain minimum annual revenues of $50.0 million in 2015, $65.0 million in 2016, $80.0 million in 2017 and $95.0 million each year thereafter until the end of the term of the loan. At December 31, 2015, the Company was in compliance with all of the covenants in the Amended and Restated Term Loan Agreement.

Future minimum principal payments under the Amended and Restated Term Loan Agreement as of December 31, 2015, are as follows (in thousands):

Year ended December 31,
2016	$—
2017	—
2018	—
2019	—
2020	30,153
2021	—
Thereafter	—
Total	$30,153
Less current portion of notes payable	—
Notes payable, net of current portion	$30,153

In January 2016, the Company entered into a third amendment to its Amended and Restated Term Loan Agreement (the “Third Amendment”) with Capital Royalty Partners. Pursuant to the Third Amendment, the Company borrowed $15.0 million in January 2016 and has a one-time option to draw up to an additional $35.0 million in increments of $5.0 million on or before December 31, 2016. Under the Third Amendment, the Company has agreed to pay, on the earlier of (i) the Maturity Date; (ii) the date that the loan under the Amended and Restated Term Loan Agreement becomes due, and (iii) the date on which the Company makes a voluntary pre-payment of the loan, a financing fee equal to three percent (3.0%) of the sum of (x) the aggregate amount drawn under the Third Amendment, and (y) any PIK Loans issued in relation to the Third Amendment, if applicable. (See Note 12 “Subsequent Events”).

6. Stockholders’ Equity (Deficit)

Public Offerings

In November 2013, the Company completed its initial public offering of 8,000,000 shares of its common stock at a public offering price of $15.00 per share. Net cash proceeds from the initial public offering were approximately $108.3 million, after deducting underwriting discounts, commissions and estimated offering related transaction costs payable by the Company. In November 2013, the underwriters also exercised their overallotment option and purchased an additional 1,200,000 shares of the Company’s common stock, from which the Company received cash proceeds, net of underwriting discounts and commissions, of approximately $16.7 million. In connection with the closing of the initial public offering, all of the Company’s shares of convertible preferred stock outstanding at the time of the offering were automatically converted into 13,403,747 shares of common stock. In addition, all outstanding preferred stock warrants were automatically converted into warrants to purchase an aggregate 1,171,352 shares of the Company’s common stock.

In March 2015, the Company completed a public offering of 5,250,000 shares of its common stock at a public offering price of $11.50 per share. In March 2015, the underwriters also exercised their overallotment option and purchased an additional 787,500 shares of the Company’s common stock. Net cash proceeds from the public offering were approximately $64.9 million, after deducting underwriting discounts, commissions and offering expenses payable by the Company.

Common Stock

Following the Company’s initial public offering, it filed an amended and restated certificate of incorporation to authorize 100,000,000 shares of common stock. As of December 31, 2015, there were 30,254,507 shares of common stock outstanding. Each share of common stock is entitled to one vote. The holders of the common stock are also entitled to receive dividends whenever funds are legally available and when declared by the Company’s Board of Directors.

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

In October 2013, the Company’s board of directors approved the 2013 Plan. The 2013 Plan became effective immediately prior to the completion of the initial public offering. An initial 4,809,000 shares of common stock were reserved for issuance under the 2013 Plan. Under the 2013 Plan, the Company may grant stock options, stock appreciation rights, restricted stock and restricted stock units to individuals who are then employees, officers, directors or consultants of the Company. The shares available for issuance under the 2013 Plan were increased by 1,210,180 shares and 946,189 shares on January 1, 2016 and 2015, respectively, in accordance with an “evergreen” provision under the 2013 Plan.

As of December 31, 2015, 1,989,804 shares are available for future issuance under the 2013 Plan, and options to purchase 5,749,015 shares have been granted and are outstanding under the 2006 Plan and 2013 Plan.

Common Stock Options

The maximum term of stock options granted under the 2006 Plan and 2013 Plan is ten years. The options generally vest 25% on the first anniversary of the original vesting date, with the balance vesting monthly over the remaining three years.

The following table summarizes stock option activities for the 2006 Plan and 2013 Plan:

	Total Options	Weighted- Average Exercise Price Per Share	Weighted- Average Remaining Contractual Life (in years)	Aggregate Intrinsic Value (in thousands)
Outstanding at December 31, 2013	4,539,616	$8.07	9.49	$80,369
Granted	760,639	$21.26
Exercised	(143,779)	$2.26		$1,959
Canceled/forfeited/expired	(145,413)	$12.10
Outstanding at December 31, 2014	5,011,063	$10.20	8.62	$23,534
Granted	1,175,579	$12.01
Exercised	(243,545)	$1.38		$2,540
Canceled/forfeited/expired	(194,082)	$16.86
Outstanding at December 31, 2015	5,749,015	$10.72	7.99	$19,158
Vested and expected to vest at December 31, 2015	5,688,209	$10.69	7.98	$19,121
Exercisable at December 31, 2015	3,316,790	$8.48	7.53	$17,691

Employee Stock Purchase Plan

In October 2013, the Company adopted the 2013 ESPP, which enables eligible employee to purchase shares of the Company’s common stock using their after tax payroll deductions, subject to certain conditions.

The ESPP initially authorized the issuance of 556,000 shares of common stock pursuant to purchase rights granted to employees. The number of shares of common stock reserved for issuance increases on January 1 of each calendar year, from January 1, 2014 through January 1, 2023, by the lesser of (a) one percent (1%) of the number of shares issued and outstanding on the immediately preceding December 31, or (b) such lesser number of shares as determined by the Administrator. On January 1, 2016 and 2015, the number of shares of common stock reserved for issuance under the Company’s ESPP was automatically increased by 302,545 shares and 236,547 shares, respectively. The ESPP is intended to qualify as an “employee stock purchase plan” within the meaning of Section 423 of the Code. In the years ended December 31, 2015 and 2014, 302,171 shares and 251,390 shares of our common stock, respectively, were purchased under the ESPP. As of December 31, 2015, 468,242 shares remain available for issuance under the ESPP.

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

Stock-Based Compensation.

The compensation cost that has been included in the statement of operations for all stock-based compensation arrangements was as follows (in thousands):

	Year Ended December 31,
	2015	2014	2013
Cost of sales	$1,162	$1,317	$204
Selling, general & administrative	10,517	11,886	3,583
Research and development	1,417	1,792	669
Total	$13,096	$14,995	$4,456

The total stock-based compensation capitalized as part of the cost of the Company’s inventory was $0.1 million and $0.2 million at December 31, 2015 and 2014, respectively.

For the years ended December 31, 2015, 2014 and 2013, the expense for stock option grants to non-employees was $35,000, $0.3 million and $0.2 million, respectively, and are included in the table above as component of selling, general and administrative expenses.

At December 31, 2015, the total unamortized stock-based compensation expense of approximately $19.3 million will be recognized over the remaining vesting term of approximately 2.2 years.

The assumptions used in the Black-Scholes option-pricing model are as follows:

	Stock Option
	Year Ended December 31,
	2015	2014	2013
Weighted average grant date fair value (per share)	$7.15	$14.29	$7.52
Risk-free interest rate	1.7%	1.8%	1.4%
Expected dividend yield	0.0%	0.0%	0.0%
Expected volatility	64.7%	76.3%	79.0%
Expected term (in years)	6.0	5.9	5.8

	ESPP
	Year Ended December 31,
	2015	2014
Weighted average grant date fair value (per share)	$4.12	$6.86
Risk-free interest rate	0.6%	0.3%
Expected dividend yield	0.0%	0.0%
Expected volatility	60.2%	50.0%
Expected term (in years)	1.3	1.3

Risk-free Interest Rate. The risk-free interest rate assumption was based on the United States Treasury’s rates for U.S. Treasury zero-coupon bonds with maturities similar to those of the expected term of the award being valued.

Expected Dividend Yield. The expected dividend yield is zero because the Company has never declared or paid any cash dividends and do not presently plan to pay cash dividends in the foreseeable future.

Expected Volatility. Due to limited historical data, the expected volatility is estimated based on volatilities of a peer group of similar companies whose share prices are publicly available. The peer group consisted of other publicly traded companies in the same industry and in a similar stage of development. The Company will continue to apply this process until a sufficient amount of historical information regarding the volatility of its own stock price becomes available.

Expected Term. The Company utilized the simplified method for estimating the expected term of stock option grants. Under this approach, the weighted-average expected term is presumed to be the average of the vesting term and the contractual term of the option. The Company estimate the expected term of ESPP using expected life for each tranche during the two-year offering period.

The Company is also required to estimate forfeitures at the time of grant, and revise those estimates in subsequent periods if actual forfeitures differ from its estimates. Historical data was used to estimate pre-vesting option forfeitures and record stock-based compensation expense only for those awards that are expected to vest.

Common Stock Reserved for Future Issuance

The following shares of common stock are reserved for future issuance at December 31, 2015:

Common stock warrants outstanding	990,031
Stock options issued and outstanding	5,749,015
Authorized for future option grants	1,989,804
Employee stock purchase plan	468,242
9,197,092

7. Income Taxes

The provision (benefit) for income taxes reconciles to the amount computed by applying the federal statutory rate to income before taxes as follows (in thousands):

	Year Ended December 31,
	2015	2014	2013
Income tax benefit at federal statutory rate	$(24,616)	$(27,065)	$(21,467)
State income tax, net of federal benefit	(2,285)	(3,912)	(2,784)
Nondeductible convertible notes payable	—	—	3
Warrants revaluation	—	—	3,061
Research and development credits	(1,796)	(646)	(649)
Uncertain tax position	3,154	—	—
Stock-based compensation	1,904	1,973	831
Other	550	355	(39)
Removal of net operating losses and research and development credits	8,344	—	—
Change in valuation allowance	14,755	29,366	21,044
Income tax expense	$10	$71	$—

Significant components of the Company’s net deferred income tax assets at December 31, 2015 and 2014 are shown below (in thousands). A valuation allowance has been recorded to offset the net deferred tax asset as of December 31, 2015 and 2014, as the realization of such assets does not meet the more-likely-than-not threshold.

	December 31,
	2015	2014
Deferred tax assets:
Net operating loss (NOL) carryforwards	$79,233	$69,600
Research and development tax credits carryforwards	1,832	2,934
Capitalized research and development expenses	13,296	10,750
Deferred rent	168	154
Accrued compensation	9,309	6,481
Other	4,104	3,272
Total deferred tax assets	107,942	93,191
Less valuation allowance	(107,942)	(93,191)
Net deferred tax assets	$—	$—

The California NOL carry forwards will expire as follows (in thousands):

Year ended December 31,
2016	$624
2017	$2,052
Thereafter	$145,115

As of December 31, 2015, the Company has accumulated federal and state net operating loss carryforwards of approximately $226.3 million and $235.1 million, respectively, not considering the IRC Section 382 annual limitation discussed below. The federal and state tax loss carryforwards begin to expire in 2026 and 2016, respectively, unless previously utilized. The Company also has federal and California research credit carryforwards of approximately $3.4 million and $3.9 million, respectively. The federal research credit carryforwards will begin expiring in 2028 unless previously utilized. The California research credit will carry forward indefinitely. Approximately $1.7 million of the net operating loss carryforwards relates to excess tax deductions for stock compensation, the income tax benefit of which will be recorded as additional paid-in capital if and when realized.

Utilization of the net operating losses and R&D credit carryforwards are subject to annual limitations due to ownership change limitations that have occurred or that could occur in the future, as required by Section 382 of the Internal Revenue Code of 1986, as amended (the “Code”), as well as similar state and foreign provisions. These ownership changes may limit the amount of net operating losses and R&D credit carryforwards that can be utilized annually to offset future taxable income and tax, respectively. In general, an “ownership change” as defined by Section 382 of the Code results from a transaction or series of transactions over a three-year period resulting in an ownership change of more than 50 percentage points of the outstanding stock of a company by certain stockholders.

Although the Company determined that it is more likely than not that an ownership change had occurred in March 2015, the Company has not completed a formal update of its Section 382 analysis subsequent to December 31, 2013. Until this analysis has been updated, the Company has removed deferred tax assets for net operating losses of $16.0 million and research and development credits of $2.9 million from its deferred tax asset schedule and has recorded a corresponding decrease to its valuation allowance. The amount presented as a deferred tax asset with respect to losses and credits after the removal of potentially limited amounts reflects the estimated asset value using the Section 382 limitation criteria as of the date of the March 2015 public offering of 6,037,500 shares of common stock, given that it is possible that this transaction may have triggered the limitation. When this analysis is finalized, the Company will reassess the amount of net operating losses and credits subject to limitation under Section 382. Due to the existence of the valuation allowance, future changes in the deferred tax assets related to these tax attributes will not impact the Company’s effective tax rate.

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

The following table summarizes the activity related to the Company’s gross unrecognized tax benefits at the beginning and end of the years ended December 31, 2015, 2014 and 2013 (in thousands):

	Year Ended December 31,
	2015	2014	2013
Gross unrecognized tax benefits at the beginning of the year	$3,539	$1,912	$1,422
Increases related to current year positions	474	476	349
Increases related to prior year positions	3,581	1,151	141
Expiration of unrecognized tax benefits	—	—	—
Gross unrecognized tax benefits at the end of the year	$7,594	$3,539	$1,912

As of December 31, 2015, the Company has $5.4 million of unrecognized tax benefits that, if recognized and realized would impact the effective tax rate.

The Company’s practice is to recognize interest and penalties related to income tax matters in income tax expense. The Company had no accrual for interest and penalties on the Company’s balance sheets and has not recognized interest and penalties in the statements of operations for the years ended December 31, 2015 and 2014. The Company does not expect any significant increases or decreases to its unrecognized tax benefits within the next 12 months.

The Company is subject to taxation in the United States and state jurisdictions. The Company’s tax years from 2006 (inception) are subject to examination by the United States and state authorities due to the carry forward of unutilized net operating losses and research and development credits.

8. Collaborations

DexCom Development and Commercialization Agreement

In February 2012, the Company entered into a Development and Commercialization Agreement with DexCom, Inc. (“DexCom Agreement”) for the purpose of collaborating on the development and commercialization of an integrated system which incorporates t:slim Insulin Delivery System with DexCom’s proprietary continuous glucose monitoring system.

Under the DexCom Agreement, the Company paid DexCom $1.0 million at the commencement of the collaboration in 2012, $1.0 million in 2014 upon the achievement of t:slim G4 pre-market approval (“PMA”), submission to the FDA and an additional $1.0 million in September 2015 upon approval of the PMA submission by the FDA. All payments were recorded as research and development costs in their respective years.

Additionally, the Company agreed to reimburse DexCom up to $1.0 million of its development costs and is solely responsible for its own development costs. As of December 31, 2015, the Company had reimbursed DexCom $0.2 million of its development costs. For the year ended December 31, 2015, the Company did not recognize any research and development costs related to the DexCom Agreement. For the years ended December 31, 2014 and 2013, the Company recognized research and development costs of $32,000, and $95,000, respectively. The Company does not expect any further research and development costs to be incurred in connection with the DexCom Agreement.

Upon commercialization and as compensation for the non-exclusive license rights, the Company will also pay DexCom a royalty calculated at $100 per integrated system sold.

In September 2015, the Company entered into an amendment to the DexCom Agreement (the “Amendment”). Pursuant to the Amendment, in lieu of the $100 royalty payment for each integrated system sold that the Company had originally agreed to pay DexCom, the Company will commit $100 of each t:slim G4 integrated system sold for incremental marketing activities associated with t:slim G4 integrated system that are in addition to a level of ordinary course marketing activities or marketing activities to support other Company and DexCom jointly funded development projects. The committed marketing fund is recorded as an increase to cost of sales and current liability in the period that the related t:slim G4 sale is recorded. The Company did not utilize any of the committed marketing funds during 2015. As of December 31, 2015, the Company has recorded such marketing fund liability of $0.4 million in other current liabilities on the accompanying balance sheet.

JDRF Collaboration

In January 2013, the Company entered into a Research, Development and Commercialization Agreement ((“JDRF Agreement”) with JDRF to develop the t:dual Infusion System, a first-of-its-kind, dual-chamber infusion pump for the management of diabetes. According to the terms of the JDRF Agreement, JDRF would provide research funding of up to $3.0 million based on the achievement of research and development milestones, not to exceed research costs incurred by the Company. Any intellectual property developed by either party in the performance of the agreement would be owned or exclusively licensed by the Company.

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

As of December 31, 2015, milestone payment achievements totaled $0.7 million, and research and development costs were offset cumulatively by $0.5 million. The research and development costs were offset by $0.1 million, $0.2 million and $0.2 million for the years ended December 31, 2015, 2014 and 2013, respectively. The Company did not have any restricted cash balances related to the JDRF Agreement at December 31, 2015 or 2014.

In February 2016, the Company and JDRF entered into a termination agreement (“JDRF Termination Agreement”), where both parties have mutually terminated the JDRF Agreement. Under the terms of JDRF Termination Agreement, the Company has agreed to repay JDRF $0.7 million, which is equal to the amount of milestone payments received to date. As of December 31, 2015, the Company has accrued for the $0.7 million repayment in other current liabilities on the accompanying balance sheet (see Note 12 “Subsequent Events”).

9. Employee Benefits

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

There is no limit to the amount that a participant may defer under the Plan whether in a particular plan year or in aggregate. At the discretion of the Board (or a committee appointed by the Board to administer the Plan), the Company may make additional contributions to be credited to the account of any or all participants in the Plan. All contributions by the participant, and any contributions that may be made by the Company, will be immediately fully vested. As of December 31, 2015, the Company has not made any contributions.

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

The assets and liabilities of the Rabbi Trust are recorded at fair value and are accounted for as assets and liabilities of the Company. As of December 31, 2015 and 2014, the Company held deferred compensation plan assets of $222,000 and $56,000, respectively, in short-term investments on its balance sheets. The assets were invested in mutual funds. The fair market value of the assets held in the Deferred Compensation Plan was based on unadjusted quoted prices in active markets. The Company carries a corresponding deferred compensation liability of $222,000 as of December 31, 2015 in other long-term liabilities on its balance sheet.

10. Commitments and Contingencies

From time to time, the Company may be subject to legal proceedings or regulatory encounters or other matters arising in the ordinary course of business, including actions with respect to intellectual property, employment, product liability, and contractual matters. In connection with these matters, the Company assesses, on a regular basis, the probability and range of possible loss based on the developments in these matters. A liability is recorded in the financial statements if it is believed to be probable that a loss has been incurred and the amount of the loss can be reasonably estimated. Because of the uncertainties related to the occurrence, amount, and range of loss on any pending actions, the Company is currently unable to predict their ultimate outcome, and, with respect to any pending litigation or claim where no liability has been accrued, to make a meaningful estimate of the reasonably possible loss or range of loss that could result from an unfavorable outcome. At December 31, 2015 and 2014, there were no material matters for which a negative outcome was considered probable or estimable.

Operating leases

Prior to 2013, the Company had a noncancelable operating lease agreement (“Existing Operating Lease”) to lease the Company’s corporate headquarters in San Diego, California, through May 2017.

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

Among the provisions of the New Lease, the monthly rent payments commenced in June 2014 and will increase by a fixed percentage each year on the anniversary of the rent commencement date. As a lease incentive from the landlord under the New Lease, the Company received tenant improvement allowance of approximately $0.9 million and $1.6 million, for the years ended December 31, 2015 and 2014, respectively, for nonstructural improvements to the buildings. The Company recorded the incentives as increases to both property and equipment and deferred rent and it is amortized on a straight-line basis over the life of the lease.

In connection with the New Lease, the Company amended the existing standby letter of credit, which was entered into in connection with the Existing Operating Lease, by increasing the value of the letter of credit to $0.5 million. The expiration of the standby letter of credit is July 14, 2019.

Deferred rent arising from rent escalation provisions and lease incentives totaled $3.7 million and $3.4 million at December 31, 2015 and 2014, respectively. Rent expense for the three years ended December 31, 2015, 2014 and 2013, was $2.6 million, $2.1 million, and $1.1 million, respectively.

Future minimum payments under the aforementioned noncancelable operating leases for each of the five succeeding years following December 31, 2015 are as follows (in thousands):

2016	$2,815
2017	2,924
2018	3,024
2019	1,275
2020	-
Thereafter	-
$10,038

11. Selected Quarterly Financial Data (Unaudited)

Quarterly financial information for fiscal 2015 and 2014 is presented in the following table, in thousands, except per share data:

	For the Quarter Ending
	March 31	June 30	September 30	December 31
2015:
Revenue	$12,308	$15,706	$15,716	$29,120
Gross profit	$2,808	$4,801	$5,513	$13,458
Operating expenses	$23,218	$23,472	$24,216	$24,678
Operating loss	$(20,410)	$(18,671)	$(18,703)	$(11,220)
Net loss	$(21,208)	$(19,533)	$(19,585)	$(12,092)
Basic and diluted net loss per share (1)	$(0.83)	$(0.65)	$(0.65)	$(0.40)

2014:
Revenue	$8,066	$10,254	$13,513	$17,889
Gross profit	$867	$3,448	$4,396	$6,537
Operating expenses	$21,704	$21,766	$23,403	$24,039
Operating loss	$(20,837)	$(18,318)	$(19,007)	$(17,502)
Net loss	$(21,961)	$(19,197)	$(19,901)	$(18,465)
Basic and diluted net loss per share (1)	$(0.96)	$(0.83)	$(0.85)	$(0.78)

(1) Net loss per share is computed independently for each of the quarters presented. Therefore, the sum of the quarterly per-share calculations will not necessarily equal the annual per share calculation.

12. Subsequent Events

In January 2016, the Company entered into the Third Amendment with Capital Royalty Partners. Pursuant to the Third Amendment, the Company borrowed $15.0 million in January 2016 and has a one-time option to draw up to an additional $35.0 million in increments of $5.0 million on or before December 31, 2016. Under the Third Amendment, the Company has agreed to pay, on the earlier of (i) the Maturity Date; (ii) the date that the loan under the Amended and Restated Term Loan Agreement becomes due, and (iii) the date on which the Company makes a voluntary pre-payment of the loan, a financing fee equal to three percent (3.0%) of the sum of (x) the aggregate amount drawn under the Third Amendment, and (y) any PIK Loans issued in relation to the Third Amendment, if applicable.

In February 2016, the Company and JDRF entered into the JDRF Termination Agreement, where both parties have mutually terminated the JDRF agreement. Under the terms of JDRF Termination Agreement, the Company has agreed to repay JDRF the amount of milestone payments received to date of $0.7 million. As of December 31, 2015, the Company has accrued for the $0.7 million repayment.

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

As of December 31, 2015, we carried out an evaluation, under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based on this evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective at a reasonable assurance level as of December 31, 2015.

Management’s Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act. Internal control over financial reporting is a process designed under the supervision and with the participation of our management, including our principal executive officer and principle financial officer, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States of America.

As of December 31, 2015, our management assessed the effectiveness of our internal control over financial reporting using the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control-Integrated Framework, or2013 Framework. Based on this assessment, our management concluded that, as of December 31, 2015, our internal control over financial reporting was effective based on those criteria.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting identified in management’s evaluation pursuant to Rules 13a-15(d) or 15d-15(d) of the Exchange Act during our last fiscal quarter that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.	Other Information.

Not applicable.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance.

The information required by this item and not set forth below will be set forth in our Proxy Statement for our 2016 Annual Meeting of Stockholders, or Proxy Statement, to be filed with the SEC within 120 days after the end of the fiscal year ended December 31, 2015, and is incorporated herein by reference.

We have adopted a code of business conduct and ethics that applies to our Chief Executive Officer and other senior financial officers (our Chief Financial Officer, Vice President of Finance, Controller and other senior financial officers performing similar functions), which we refer to as the Code of Ethics (Senior Financial Officers). Our Code of Ethics (Senior Financial Officers) is designed to meet the requirements of Section 406 of Regulation S-K and the rules promulgated thereunder. We will promptly disclose on our website (i) the nature of any amendment to this Code of Ethics (Senior Financial Officers) that applies to any covered person, and (ii) the nature of any waiver, including an implicit waiver, from a provision of this Code of Ethics that is granted to one of the covered persons. We have also adopted a code of business conduct and ethics that applies to all of our directors and employees, which we refer to as the Code of Ethics (Directors and Employees). The Code of Ethics (Senior Financial Officers) and the Code of Ethics (Directors and Employees) are available on our website at www.tandemdiabetes.com under the Investor Center section of the website. However, the information contained on or accessed through our website does not constitute part of this Annual Report, and references to our website address in this Annual Report are inactive textual references only.

Item 11.	Executive Compensation.

The information required by this item will be set forth in our Proxy Statement and is incorporated herein by reference.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The information required by this item will be set forth in our Proxy Statement and is incorporated herein by reference.

Item 13.	Certain Relationships and Related Transactions, and Director Independence.

The information required by this item will be set forth in our Proxy Statement and is incorporated herein by reference.

Item 14.	Principal Accounting Fees and Services.

The information required by this item will be set forth in our Proxy Statement and is incorporated herein by reference.

PART IV

Item 15.	Exhibits, Financial Statement Schedules

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

3. Exhibits.

		Incorporated by Reference
Exhibit Number	Exhibit Description	Form	File No.	Date of First Filing	Exhibit Number	Provided Herewith
3.1	Amended and Restated Certificate of Incorporation as currently in effect.	S-1/A	333-191601	1-Nov-13	3.4
3.2	Amended and Restated Bylaws as currently in effect.	S-1/A	333-191601	1-Nov-13	3.5
4.1	Form of Common Stock Certificate.	S-1/A	333-191601	1-Nov-13	4.1
4.2	Third Amended and Restated Investors’ Rights Agreement, dated August 30, 2012.	S-1	333-191601	7-Oct-13	4.2
4.3	Form of Preferred Stock Warrant.	S-1	333-191601	7-Oct-13	4.4
10.1	Amended and Restated Term Loan Agreement, dated April 4, 2014, by and between Tandem Diabetes Care, Inc., Capital Royalty Partners II L.P., Capital Royalty Partners II—Parallel Fund “A” L.P., Capital Royalty Partners II (Cayman) L.P. and Capital Royalty Partners II—Parallel Fund “B” (Cayman) L.P.	10-Q	001-36189	6-May-14	10.1
10.2	Term Loan Agreement, dated April 4, 2014, by and between Tandem Diabetes Care, Inc., Capital Royalty Partners II, L.P., Capital Royalty Partners II—Parallel Fund “A” L.P., Parallel Investment Opportunities Partners II L.P. and Capital Royalty Partners II (Cayman) L.P.	10-Q	001-36189	6-May-14	10.2
10.3	Consent and Amendment Agreement, dated June 20, 2014, by and between Tandem Diabetes Care, Inc., Capital Royalty Partners II L.P., Capital Royalty Partners II—Parallel Fund “A” L.P., Capital Royalty Partners II (Cayman) L.P., Capital Royalty Partners II—Parallel Fund “B” (Cayman) L.P. and Parallel Investment Opportunities Partners II L.P.	10-Q	001-36189	31-Jul-14	10.3
10.4	Omnibus Amendment Agreement No. 2, dated February 23, 2015, by and between Tandem Diabetes Care, Inc., Capital Royalty Partners II L.P., Capital Royalty Partners II—Parallel Fund “A” L.P., Capital Royalty Partners II (Cayman) L.P., Capital Royalty Partners II—Parallel Fund “B” (Cayman) L.P. and Parallel Investment Opportunities Partners II L.P.	10-Q	001-36189	30-Apr-15	10.1
10.5

Amendment No. 3 to Term Loan Agreement, dated January 8, 2016, by and between Tandem Diabetes Care, Inc., Capital Royalty Partners II L.P., Capital Royalty Partners II—Parallel Fund “A” L.P., Capital Royalty Partners II (Cayman) L.P., and Capital Royalty Partners II—Parallel Fund “B” (Cayman) L.P.

						X
10.6*	Tandem Diabetes Care, Inc. 2006 Stock Incentive Plan.	S-1	333-191601	7-Oct-13	10.3
10.7*	Form of Stock Option Agreement under 2006 Stock Incentive Plan.	S-1	333-191601	7-Oct-13	10.4
10.8*	Form of Restricted Stock Purchase Agreement under 2006 Stock Incentive Plan.	S-1	333-191601	7-Oct-13	10.5
10.9*	Tandem Diabetes Care, Inc. 2013 Stock Incentive Plan.	S-1/A	333-191601	1-Nov-13	10.6
10.10*	Form of Stock Option Agreement under 2013 Stock Incentive Plan.	S-1/A	333-191601	1-Nov-13	10.7

10.11*	Form of Stock Option Agreement under 2013 Stock Incentive Plan (Non-Employee Directors).	S-1/A	333-191601	1-Nov-13	10.8
10.12*	Tandem Diabetes Care, Inc. 2013 Employee Stock Purchase Plan.	S-1/A	333-191601	1-Nov-13	10.9
10.13*	Tandem Diabetes Care, Inc. 2015 Cash Bonus Plan.	10-K	001-36189	24-Feb-15	10.25
10.14*	Tandem Diabetes Care, Inc. 2016 Cash Bonus Plan.					X
10.15*	Employee Offer Letter, dated July 8, 2013, by and between Tandem Diabetes Care, Inc. and David B. Berger.	S-1	333-191601	7-Oct-13	10.12
10.16*	Employee Offer Letter, dated February 1, 2013, by and between Tandem Diabetes Care, Inc. and John F. Sheridan.	S-1	333-191601	7-Oct-13	10.13
10.17*	Employee Offer Letter, dated January 12, 2016, by and between Tandem Diabetes Care, Inc. and Brian B. Hansen.	8-K	001-36189	2-Feb-16	10.1
10.18*	Employment Severance Agreement, dated February 1, 2016, by and between Tandem Diabetes Care, Inc. and Brian B. Hansen.	8-K	001-36189	2-Feb-16	10.2
10.19*	Amended and Restated Employment Severance Agreement, dated November 4, 2013, by and between Tandem Diabetes Care, Inc. and Kim D. Blickenstaff.	S-1/A	333-191601	8-Nov-13	10.14
10.20*	Amended and Restated Employment Severance Agreement, dated November 4, 2013, by and between Tandem Diabetes Care, Inc. and John Cajigas.	S-1/A	333-191601	8-Nov-13	10.15
10.21*	Amended and Restated Employment Severance Agreement, dated November 4, 2013, by and between Tandem Diabetes Care, Inc. and John F. Sheridan.	S-1/A	333-191601	8-Nov-13	10.17
10.22*	Amended and Restated Employment Severance Agreement, dated November 4, 2013, by and between Tandem Diabetes Care, Inc. and David B. Berger.	S-1/A	333-191601	8-Nov-13	10.18
10.23*	Amended and Restated Employment Severance Agreement, dated November 4, 2013, by and between Tandem Diabetes Care, Inc. and Susan M. Morrison.	S-1/A	333-191601	8-Nov-13	10.19
10.24*	Amended and Restated Employment Severance Agreement, dated November 4, 2013, by and between Tandem Diabetes Care, Inc. and Robert B. Anacone.	S-1/A	333-191601	8-Nov-13	10.16
10.25*	Retirement Agreement, dated November 13, 2015, by and between Tandem Diabetes Care, Inc. and Robert B. Anacone.	8-K	001-36189	25-Nov-15	10.1
10.26	Form of Indemnification Agreement.	S-1	333-191601	7-Oct-13	10.11
10.27**	Confidential Intellectual Property Agreement, dated July 10, 2012, by and between Tandem Diabetes Care, Inc. and Smiths Medical ASD, Inc.	S-1/A	333-191601	8-Nov-13	10.2
10.28**	Amended and Restated Development and Commercialization Agreement, dated January 4, 2013, by and between Tandem Diabetes Care, Inc. and DexCom, Inc.	10-Q	001-36189	29-Oct-15	10.1

10.29**	Amendment No. 1 to Amended and Restated Development and Commercialization Agreement, dated September 24, 2015, by and between Tandem Diabetes Care, Inc. and DexCom, Inc.	10-Q	001-36189	29-Oct-15	10.2
10.30	Lease Agreement, dated March 7, 2012, as amended through November 5, 2013, by and between Tandem Diabetes Care, Inc. and ARE-11025/11075 Roselle Street, LLC.	S-1/A	333-191601	8-Nov-13	10.1
10.31	Lease Agreement, dated November 5, 2013, by and between Tandem Diabetes Care, Inc. and ARE-11025/11075 Roselle Street, LLC.	S-1/A	333-191601	8-Nov-13	10.21
23.1	Consent of Independent Registered Public Accounting Firm.					X
24.1	Power of Attorney (included on the signature page).					X
31.1	Certification of Kim D. Blickenstaff, Chief Executive Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					X
31.2	Certification of John Cajigas, Chief Financial Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					X
32.1***	Certification of Kim D. Blickenstaff, Chief Executive Officer, pursuant to U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					X
32.2***	Certification of John Cajigas, Chief Financial Officer, pursuant to U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					X
101.INS	XBRL Instance Document.					X
101.SCH	XBRL Taxonomy Extension Schema Document.					X
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.					X
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.					X
101.LAB	XBRL Taxonomy Extension Label Linkbase Document.					X
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.					X

*	Indicates management contract or compensatory plan.
**

Confidential treatment has been granted with respect to certain portions of this exhibit pursuant to an application for confidential treatment sent to the Securities and Exchange Commission. Such portions are omitted from this filing and have been filed separately with the Securities and Exchange Commission.

***

This certification is not deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, or otherwise subject to the liability of that section. Such certification will not be deemed to be incorporated by reference into any filing under the Securities Act of 1933 or the Securities Exchange Act of 1934, except to the extent that the registrant specifically incorporates it by reference.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Annual Report to be signed on its behalf by the undersigned, thereunto duly authorized.

Tandem Diabetes Care, Inc.

By:	/s/ Kim D. Blickenstaff
Kim D. Blickenstaff
President, Chief Executive Officer and Director

Dated: February 24, 2016

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

Signature	Title	Date

/S/ KIM D. BLICKENSTAFF Kim D. Blickenstaff	President, Chief Executive Officer and Director (Principal Executive Officer)	February 24, 2016

/S/ JOHN CAJIGAS John Cajigas	Executive Vice President, Chief Financial Officer and Treasurer (Principal Financial and Accounting Officer)	February 24, 2016

/S/ DICK P. ALLEN Dick P. Allen	Director and Chairman of the Board	February 24, 2016

/S/ EDWARD L. CAHILL Edward L. Cahill	Director	February 24, 2016

/S/ FRED E. COHEN Fred E. Cohen, M.D., D.Phil	Director	February 24, 2016

/S/ HOWARD E. GREENE, JR. Howard E. Greene, Jr.	Director	February 24, 2016

/S/ DOUGLAS A. ROEDER Douglas A. Roeder	Director	February 24, 2016

/S/ JESSE I. TREU Jesse I. Treu, Ph.D.	Director	February 24, 2016

/S/ CHRISTOPHER J. TWOMEY Christopher J. Twomey	Director	February 24, 2016