Form 10-Q
period 2016-03-31
TANDEM DIABETES CARE INC
filed 2016-04-28
CIK 1438133

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended March 31, 2016

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

Large accelerated filer	☐	Accelerated filer	☒

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No   ☒

As of April 25, 2016, there were 30,351,361 shares of the registrant’s Common Stock outstanding.

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements

TANDEM DIABETES CARE, INC.

CONDENSED BALANCE SHEETS

(In thousands, except par value)

	March 31,	December 31,
	2016	2015
	(Unaudited)	(Note 1)
Assets
Current assets:
Cash and cash equivalents	$40,610	$43,088
Restricted cash	2,000	2,000
Short-term investments	27,816	28,018
Accounts receivable, net	9,093	14,055
Inventory	20,196	17,543
Prepaid and other current assets	2,852	2,280
Total current assets	102,567	106,984
Property and equipment, net	15,939	15,526
Patents, net	2,029	2,110
Other long-term assets	107	105
Total assets	$120,642	$124,725
Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$5,974	$5,234
Accrued expense	2,173	2,121
Employee-related liabilities	9,538	11,761
Deferred revenue	1,681	1,822
Other current liabilities	5,458	5,582
Total current liabilities	24,824	26,520
Notes payable—long-term	44,106	29,275
Deferred rent—long-term	2,469	2,743
Other long-term liabilities	3,299	2,719
Total liabilities	74,698	61,257
Commitments and contingencies (Note 9)
Stockholders’ equity:
Common stock, $0.001 par value; 100,000 shares authorized as of March 31, 2016 and December 31, 2015, 30,348 and 30,255 shares issued and outstanding at March 31, 2016 and December 31, 2015, respectively.	30	30
Additional paid-in capital	387,491	384,551
Accumulated other comprehensive income	40	20
Accumulated deficit	(341,617)	(321,133)
Total stockholders’ equity	45,944	63,468
Total liabilities and stockholders’ equity	$120,642	$124,725

See accompanying notes to unaudited condensed financial statements.

TANDEM DIABETES CARE, INC.

CONDENSED STATEMENTS OF OPERATIONS and comprehensive loss

(Unaudited)

(In thousands, except per share data)

	Three Months Ended March 31,
	2016	2015
Sales	$20,058	$12,308
Cost of sales	13,130	9,500
Gross profit	6,928	2,808
Operating expenses:
Selling, general and administrative	21,997	19,355
Research and development	4,169	3,863
Total operating expenses	26,166	23,218
Operating loss	(19,238)	(20,410)
Other income (expense), net:
Interest and other income	118	99
Interest and other expense	(1,364)	(897)
Total other expense, net	(1,246)	(798)
Net loss	$(20,484)	$(21,208)
Other comprehensive loss:
Unrealized gain on short-term investments	$20	$39
Comprehensive loss	$(20,464)	$(21,169)
Net loss per share, basic and diluted	$(0.68)	$(0.83)
Weighted average shares used to compute basic and diluted net loss per share	30,294	25,522

See accompanying notes to unaudited condensed financial statements.

TANDEM DIABETES CARE, INC.

CONDENSED STATEMENTS OF CASH FLOWS

(Unaudited)

(In thousands)

	Three Months Ended March 31,
	2016	2015
Operating activities
Net loss	$(20,484)	$(21,208)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization expense	1,334	1,182
Interest expense related to amortization of debt discount and debt issuance costs	78	35
Provision for allowance for doubtful accounts	372	(31)
Payment in kind interest accrual of notes payable	212	—
Amortization of premium (discount) on short-term investments	17	(18)
Stock-based compensation expense	2,800	3,773
Other	(35)	(60)
Changes in operating assets and liabilities:
Accounts receivable, net	4,590	2,457
Inventory	(2,622)	(1,658)
Prepaid and other current assets	(572)	(56)
Other long-term assets	(2)	(17)
Accounts payable	1,020	1,354
Accrued expense	36	(260)
Employee-related liabilities	(2,223)	(933)
Deferred revenue	(141)	(37)
Other current liabilities	(139)	(160)
Deferred rent	(210)	(151)
Other long-term liabilities	24	366
Net cash used in operating activities	(15,945)	(15,422)
Investing activities
Purchase of short-term investments	(13,441)	(39,099)
Proceeds from sales and maturities of short-term investments	13,750	21,500
Purchase of property and equipment	(1,945)	(600)
Purchase of patents	—	(74)
Net cash used in investing activities	(1,636)	(18,273)
Financing activities
Issuance of notes payable, net of issuance costs	14,994	—
Proceeds from public offering, net of offering costs	—	64,851
Proceeds from issuance of common stock	109	217
Net cash provided by financing activities	15,103	65,068
Net (decrease) increase in cash and cash equivalents	(2,478)	31,373
Cash and cash equivalents at beginning of period	43,088	31,176
Cash and cash equivalents at end of period	$40,610	$62,549
Supplemental disclosures of cash flow information
Interest paid	$1,009	$863
Supplemental schedule of noncash investing and financing activities
Debt issuance cost included in other long-term liabilities	$452	$—
Property and equipment included in accounts payable	$441	$1,638

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

The Company currently manufactures and sells three insulin pump products in the United States that are designed to address large and differentiated needs of the insulin-dependent diabetes market:

•	the t:slim® Insulin Delivery System, or t:slim, the Company’s flagship product that can easily and discreetly fit into a pocket,
•	the t:flex® Insulin Delivery System, or t:flex, for people with greater insulin needs, and
•	the t:slim G4 Insulin Delivery System, or t:slim G4, a Continuous Glucose Monitoring (“CGM”) enabled pump with touch-screen simplicity.

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

Interim financial results are not necessarily indicative of results anticipated for the full year or any other period(s). These unaudited condensed financial statements should be read in conjunction with the Company’s audited financial statements and footnotes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2015, from which the balance sheet information herein was derived but excludes disclosures required by GAAP for complete financial statements.

2. Summary of Significant Accounting Policies

There have been no significant changes in our significant accounting policies during the three months ended March 31, 2016, as compared with those disclosed in our Annual Report on Form 10-K for the year ended December 31, 2015.

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

Restricted Cash

Restricted cash as of March 31, 2016 and December 31, 2015 was comprised of a $2.0 million minimum cash balance requirement in connection with the Company’s Term Loan Agreement, as amended by Consent and Amendment Agreement, dated June 20, 2014, Omnibus Amendment Agreement No. 2, dated February 23, 2015 and Amendment No. 3 to Term Loan Agreement, dated January 8, 2016 (as amended, the “Term Loan Agreement”) with Capital Royalty Partners II, L.P. and its affiliate funds (“Capital Royalty Partners”) (see Note 6, “Term Loan Agreement with Capital Royalty Partners”).

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

Fair Value of Financial Instruments

The carrying amounts of cash and cash equivalents, accounts receivable, accounts payable, accrued expense, and employee-related liabilities are reasonable estimates of their fair values because of the short-term nature of these assets and liabilities. Short-term investments and foreign exchange forward contracts that are not designated as hedges are carried at fair value. Based on the borrowing rates currently available for loans with similar terms, the Company believes that the fair value of its long-term notes payable approximates its carrying value.

Revenue Recognition

Revenue is generated from sales, in the United States, of insulin pumps, disposable cartridges and infusion sets to individual customers and third-party distributors that resell the product to insulin-dependent diabetes customers. The Company is paid directly by customers who use the products, distributors and third-party insurance payors.

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

The Company offers a cloud-based data management application, t:connect, which is made available to customers upon purchase of any of its insulin pumps. This service is deemed an undelivered element at the time of the insulin pump sale. Because the Company has neither VSOE nor TPE for this deliverable, the allocation of revenue is based on the Company’s ESP. The Company establishes its ESP based on the estimated cost to provide such services, including consideration for a reasonable profit margin, which is then corroborated by comparable market data. The Company allocates fair value based on management’s ESP to this element at the time of sale and is recognizing the revenue over the four-year hosting period. At March 31, 2016 and December 31, 2015, $1.2 million and $1.1 million, respectively, were recorded as deferred revenue for the t:connect hosting service. All other undelivered elements at the time of sale are deemed inconsequential or perfunctory.

Product Returns

The Company offers a 30-day right of return to its customers from the date of shipment of any of its insulin pumps, provided a physician’s confirmation of the medical reason for the return is received. Estimated allowances for sales returns are based on historical returned quantities as compared to pump shipments in those same periods of return. The return rate is then applied to the sales of the current period to establish a reserve at the end of the period. The return rates used in the reserve are adjusted for known or expected changes in the marketplace when appropriate. The allowance for product returns is recorded as a reduction of revenue and accounts receivable in the period in which the related sale is recorded. The amounts recorded on the Company’s balance sheet for product return allowance were $0.2 million and $0.3 million at March 31, 2016 and December 31, 2015, respectively. Actual product returns have not differed materially from estimated amounts reserved in the accompanying condensed financial statements.

Warranty Reserve

The Company generally provides a four-year warranty on its insulin pumps to end user customers and may replace any pumps that do not function in accordance with the product specifications. t:slim pumps returned to the Company may be refurbished and redeployed, but the Company does not currently refurbish t:flex or t:slim G4 pumps. Additionally, the Company offers a six-month warranty on disposable cartridges and infusion sets. Estimated warranty costs are recorded at the time of shipment. Warranty costs are estimated based on the current expected replacement product cost and expected rates based on historical experience. The Company evaluates the reserve quarterly and makes adjustments when appropriate. Changes to the actual replacement rates could have a material impact on the Company’s estimated liability.

At March 31, 2016 and December 31, 2015, the warranty reserve was $4.2 million and $3.5 million, respectively. The following table provides a reconciliation of the change in product warranty liabilities through March 31, 2016 (in thousands):

Balance at December 31, 2015	$3,547
Provision for warranties issued during the period	1,737
Settlements made during the period	(1,669)
Increases in warranty estimates	634
Balance at March 31, 2016	$4,249

Current portion	$1,727
Non-current portion	2,522
Total	$4,249

Stock-Based Compensation

Stock-based compensation cost is measured at the grant date based on the estimated fair value of the award, and the portion that is ultimately expected to vest is recognized as compensation expense over the requisite service period on a straight-line basis. The Company estimates the fair value of stock options issued under the 2013 Stock Incentive Plan (the “2013 Plan”) and shares issued under the Employee Stock Purchase Plan (“ESPP”) using a Black-Scholes option-pricing model on the date of grant. The Black-Scholes option-pricing model requires the use of subjective assumptions including volatility, expected term, and risk-free rate. For awards that vest based on service conditions, the Company recognizes expense using the straight-line method less estimated forfeitures based on historical experience.

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

Potentially dilutive securities not included in the calculation of diluted net loss per share (because inclusion would be anti-dilutive) are as follows (in common stock equivalent shares):

	Three Months Ended
	March 31,
	2016	2015
Warrants for common stock	990	990
Common stock options	606	2,163
ESPP	162	127
	1,758	3,280

Reclassifications

Certain reclassifications of prior year amounts have been made to conform to the current year presentation.

Recent Accounting Pronouncements

In March 2016, the Financial Accounting Standards Board (“FASB”) issued an Accounting Standards Update on changing certain aspects of accounting for share-based payments to employees. The new guidance will require all income tax effects of awards to be recognized in the income statement when the awards vest or are settled. It also will allow an employer to repurchase more of an employee’s shares than it can today for tax withholding purposes without triggering liability accounting, and to make a policy election to account for forfeitures as they occur. The guidance is effective for public business entities for fiscal years beginning after December 15, 2016, and interim periods within those years. Early adoption is permitted, but all of the guidance must be adopted in the same period. The Company is in the process of assessing the impact of the adoption of the standard on its financial statements.

In February 2016, FASB issued final guidance for lease accounting. The new guidance requires lessees to put most leases on their balance sheet but to recognize expenses on their income statement in a manner similar to today’s accounting. The new guidance also eliminates today’s real estate-specific provisions for all entities. The standard is effective for public business entities for annual periods beginning after December 15, 2018, and interim periods within those years. Early adoption is permitted for all entities. The Company is in the process of assessing the impact of the adoption of the standard on its financial statements.

In May 2014, FASB and the International Accounting Standards Board issued a comprehensive new revenue recognition standard that will supersede existing revenue guidance under U.S. GAAP and International Financial Reporting Standards. The standard’s core principle is that a company will recognize revenue when it transfers promised goods or services to customers in an amount that reflects the consideration to which the company expects to be entitled in exchange for those goods or services. In doing so, companies will need to use more judgment and make more estimates than under current guidance. This may include identifying performance obligations in the contract, estimating the amount of variable consideration to include in the transaction price and allocating the transaction price to each separate performance obligation. On July 9, 2015, the FASB approved a one-year deferral of the effective date of the standard to December 15, 2017 and early application is permitted, but not before the original effective date of December 15, 2016. The Company is in the process of assessing the impact of the adoption of the standard on its financial statements.

In April 2015, the FASB issued ASU No. 2015-03 amended requirements that require debt issuance costs, related to a recognized debt liability, to be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability, effective for the Company beginning January 1, 2016 and applied retroactively for all consolidated balance sheets presented. The Company applied the amended presentation requirements in the first quarter 2016, which resulted in the reclassification of $0.4 million of debt issuance costs in the Company’s balance sheet from other long-term assets to long term notes payable at December 31, 2015.

3. Short-Term Investments

The Company invests in various securities, principally in debt instruments of financial institutions and corporations. The following represents a summary of the estimated fair value of short-term investments at March 31, 2016 and December 31, 2015 (in thousands):

At March 31, 2016	Maturity (in years)	Amortized Cost	Unrealized Gain	Unrealized Loss	Estimated Fair Value
Available-for-sale investment securities:
Commercial paper	Less than 1	$23,435	$40	$—	$23,475
US Treasuries	Less than 1	2,012	—	—	2,012
Government-sponsored enterprise securities	Less than 1	2,005	—	—	2,005
		$27,452	$40	$—	$27,492
Trading securities:
Mutual funds held for nonqualified deferred compensation plan participants		$320	$7	$(3)	$324
Total		$27,772	$47	$(3)	$27,816

At December 31, 2015	Maturity (in years)	Amortized Cost	Unrealized Gain	Unrealized Loss	Estimated Fair Value
Available-for-sale investment securities:
Commercial paper	Less than 1	$21,712	$23	$—	$21,735
US Treasuries	Less than 1	2,035	—	(1)	$2,034
Government-sponsored enterprise securities	Less than 1	4,029	—	(2)	4,027
		$27,776	$23	$(3)	$27,796
Trading securities:
Mutual funds held for nonqualified deferred compensation plan participants		$224	$1	$(3)	$222
Total		$28,000	$24	$(6)	$28,018

4. Inventory

Inventory consisted of the following (in thousands):

	March 31,	December 31,
	2016	2015
Raw materials	$11,541	$10,606
Work in process	3,692	3,394
Finished goods	4,963	3,543
Total	$20,196	$17,543

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

Level 1:	Observable inputs such as unadjusted quoted prices in active markets that are accessible at the measurement date for identical, unrestricted assets or liabilities.

Level 2:	Inputs, other than quoted prices in active markets, that are observable either directly or indirectly for substantially the full term of the asset or liability.

Level 3:

Unobservable inputs in which there is little or no market data and that are significant to the fair value of the assets or liabilities, which require the reporting entity to develop its own valuation techniques that require input assumptions.

The following table presents information about the Company’s financial assets and liabilities measured at fair value on a recurring basis as of March 31, 2016 and December 31, 2015, and indicates the fair value hierarchy of the valuation techniques utilized by the Company to determine such fair value (in thousands):

		Fair Value Measurements at
		March 31, 2016
		(Level 1)	(Level 2)	(Level 3)
Assets
Cash equivalents (1)	$23,736	$23,736	$—	$—
Commercial paper	23,475	—	23,475	—
Mutual funds held for nonqualified deferred compensation plan participants (2)	324	324	—	—
US Treasuries	2,012	2,012	—	—
Government-sponsored enterprise securities	2,005	—	2,005	—
Total assets	$51,552	$26,072	$25,480	$—

Liabilities
Deferred compensation (2)	$324	$324	$—	$—
Total liabilities	$324	$324	$—	$—

		Fair Value Measurements at
		December 31, 2015
		(Level 1)	(Level 2)	(Level 3)
Assets
Cash equivalents (1)	$23,402	$23,402	$—	$—
Commercial paper	21,735	—	21,735	—
Mutual funds held for nonqualified deferred compensation plan participants (2)	222	222	—	—
US Treasuries	2,034	2,034	—	—
Government-sponsored enterprise securities	4,027	—	4,027	—
Total assets	$51,420	$25,658	$25,762	$—
Liabilities
Deferred compensation (2)	$222	$222	$—	$—
Total liabilities	$222	$222	$—	$—

(1)	Cash equivalents included money market funds and commercial paper with a maturity of three months or less from the date of purchase.
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

The Company’s Level 2 financial instruments are valued using market prices on less active markets with observable valuation inputs such as interest rates and yield curves. The Company obtains the fair value of Level 2 financial instruments from quoted market prices, calculated prices or quotes from third-party pricing services. The Company validates these prices through independent valuation testing and review of portfolio valuations provided by the Company’s investment managers. There were no transfers between Level 1 and Level 2 securities during the three months ended March 31, 2016.

6. Term Loan Agreement with Capital Royalty Partners

In January 2016, the Company entered into a third amendment to its Term Loan Agreement with Capital Royalty Partners (the “Third Amendment”). The Term Loan Agreement with Capital Royalty Partners was previously amended by Consent and Amendment Agreement, dated June 20, 2014, and Omnibus Amendment Agreement No. 2, dated February 23, 2015.

Under its Term Loan Agreement with Capital Royalty Partners, the Company had aggregate borrowings outstanding of $30.2 million (such amount, the “First Tranche”) as of December 31, 2015. Under the Third Amendment, the Company borrowed $15.0 million (such amount, the “Second Tranche”) in January 2016, and the Third Amendment provides the Company with a one-time option to draw up to an additional $35.0 million in increments of $5.0 million on or before December 31, 2016 (such amount, to the extent drawn, the “Third Tranche”).

The other principal terms of the Term Loan Agreement with Capital Royalty Partners were not amended by the Third Amendment. Accordingly, interest continues to be payable, at the Company’s option, (i) in cash at a rate of 11.5% per annum or (ii) at a rate of 9.5% of the 11.5% per annum in cash and 2.0% of the 11.5% per annum (the “PIK Loan”) to be added to the principal of the loan and subject to accruing interest. Interest-only payments continue to be due quarterly on March 31, June 30, September 30 and December 31 of each year of the interest-only payment period, which ends on December 31, 2019. The principal balance continues to be due in full at the end of the term of the loan, which is March 31, 2020 (the “Maturity Date”). The Term Loan Agreement with Capital Royalty Partners provides for prepayment fees in an amount equal to one percent (1.0%) of the outstanding balance of the loan if the loan is repaid prior to March 31, 2017, after which there is no prepayment fee. The term loan is collateralized by all assets of the Company. The principal financial covenants continue to require that the Company attain minimum annual revenues of $65.0 million in 2016, $80.0 million in 2017 and $95.0 million each year thereafter until the Maturity Date. At March 31, 2016, the Company was in compliance with all of the covenants in its Term Loan Agreement with Capital Royalty Partners.

The Company had elected to pay interest in cash at a rate of 11.5% per annum through September 30, 2015. For the three months ended March 31, 2016 and December 31, 2015, the Company elected to pay interest in cash at a rate of 9.5% per annum and to have 2.0% per annum added to the principal of the loan. As a result, $212,000 and $153,000 was added to the principal of the loan for the three months ended March 31, 2016 and December 31, 2015, respectively. The Company had $45.4 million aggregate borrowings outstanding under its Term Loan Agreement with Capital Royalty Partners as of March 31, 2016.

Pursuant to the Third Amendment, the Company has agreed to pay, on the earlier of (i) the Maturity Date; (ii) the date that the loan under its Term Loan Agreement with Capital Royalty Partners becomes due, and (iii) the date on which the Company makes a voluntary pre-payment of the loan, a financing fee equal to three percent (3.0%) of the sum of (x) the aggregate amount of the Second Tranche and Third Tranche drawn, and (y) any PIK Loans issued in relation to the Second Tranche and Third Tranche (collectively, the “Back End Financing Fee”). As of March 31, 2016 the Company had accrued $0.5 million for the Back End Financing Fee in other long term liabilities and as contra-debt in notes payable-long term on the accompanying balance sheet.

The Company treated this amendment as a modification. The present value of the future cash flows under the Third Amendment did not exceed the present value of the future cash flows under the previous terms by more than 10%. The Back End Financing Fee and the remaining balance of debt issuance costs and debt discount of the term loan are amortized to interest expense over the remaining term of the Third Amendment using the effective interest method.

7. Stockholders’ Equity

Public Offering

In the first quarter of 2015, the Company completed a public offering of 6,037,500 shares of its common stock at a public offering price of $11.50 per share. Net cash proceeds from the public offering were approximately $64.9 million, after deducting underwriting discounts, commissions and offering expenses paid by the Company.

Shares Reserved for Future Issuance

The following shares of the Company’s common stock were reserved for future issuance at March 31, 2016:

Shares underlying outstanding warrants	990,031
Shares underlying outstanding stock options	6,796,078
Shares authorized for future equity award grants	2,053,101
Shares authorized for issuance as ESPP awards	770,787
10,609,997

The Company issued 93,314 shares of its common stock upon the exercise of stock options and warrants during the three months ended March 31, 2016, and issued 260,091 shares of its common stock upon the exercise of stock options and warrants during the year ended December 31, 2015.

The ESPP enables eligible employees to purchase shares of the Company’s common stock using their after tax payroll deductions, subject to certain conditions. The ESPP consists of a two-year offering period with four six-month purchase periods which begin in May and November of each year. There were no shares of the Company’s common stock purchased under the ESPP during the three months ended March 31, 2016, and there were 302,171 shares of the Company’s common stock purchased under the ESPP during the year ended December 31, 2015.

Stock-Based Compensation

The assumptions used in the Black-Scholes option-pricing model are as follows:

	Stock Option
	Three Months Ended
	March 31,
	2016	2015
Weighted average grant date fair value (per share)	$3.74	$8.58
Risk-free interest rate	1.4%	1.7%
Expected dividend yield	0.0%	0.0%
Expected volatility	55.5%	70.4%
Expected term (in years)	6.1	6.1

The following table summarizes the allocation of stock-based compensation expense (in thousands):

	Three Months Ended
	March 31,
	2016	2015
Cost of sales	$240	$324
Selling, general & administrative	2,250	2,978
Research and development	310	471
Total	$2,800	$3,773

The total stock-based compensation capitalized as part of the cost of inventory was $0.2 million and $0.1 million at March 31, 2016 and December 31, 2015, respectively.

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

Under the DexCom Agreement, the Company paid DexCom $1.0 million at the commencement of the collaboration in 2012, $1.0 million in 2014 upon the achievement of t:slim G4 pre-market approval (“PMA”) submission to the FDA and an additional $1.0 million in September 2015 upon obtaining approval of the PMA submission from the FDA. All payments were recorded as research and development costs in their respective years.

Additionally, upon commercialization and as compensation for the non-exclusive license rights, under the original DexCom Agreement the Company agreed to pay DexCom a royalty calculated at $100 per integrated system sold.

In September 2015, the Company entered into an amendment to the DexCom Agreement (the “Amendment”). Pursuant to the Amendment, in lieu of the $100 royalty payment for each integrated system sold, the Company will commit $100 of each t:slim G4 integrated system sold to incremental marketing activities associated with t:slim G4 integrated systems that are in addition to a level of ordinary course marketing activities or marketing activities to support other Company and DexCom jointly funded development projects. The committed marketing fund is recorded as an increase to cost of sales and current liability in the period that the related t:slim G4 sale is recorded. As of March 31, 2016 and December 31, 2015, the Company has recorded such marketing fund liability of $0.7 million and $0.4 million, respectively, in other current liabilities on the accompanying balance sheet.

JDRF Collaboration

In January 2013, the Company entered into a Research, Development and Commercialization Agreement (“JDRF Agreement”) with JDRF to develop the t:dual Infusion System, a first-of-its-kind, dual-chamber infusion pump for the management of diabetes. According to the terms of the JDRF Agreement, JDRF would provide research funding of up to $3.0 million based on the achievement of research and development milestones, not to exceed research costs incurred by the Company. Any intellectual property developed by either party in the performance of the agreement would be owned or exclusively licensed by the Company.

Payments that the Company received to fund the collaboration efforts under the terms of the JDRF Agreement were recorded as restricted cash and current and long-term liabilities. The liabilities were recognized as an offset of research and development expenses straight-line over the remaining months until anticipated completion of the final milestone, only to the extent that the restricted cash was utilized to fund such development activities.

In February 2016, the Company and JDRF entered into a termination agreement (“JDRF Termination Agreement”), where both parties mutually terminated the JDRF Agreement. As of December 31, 2015, milestone payment achievements totaled $0.7 million, and research and development costs were offset cumulatively by $0.5 million. Under the terms of JDRF Termination Agreement, the Company agreed to repay JDRF $0.7 million, which is equal to the amount of milestone payments received by the Company to date. The Company accrued for the repayment in other current liabilities on the accompanying balance sheet as of December 31, 2015 and repaid such amount during the first quarter of 2016.

9. Commitments and Contingencies

From time to time, the Company may be subject to legal proceedings or regulatory encounters or other matters arising in the ordinary course of business, including actions with respect to intellectual property, employment, product liability, and contractual matters. In connection with these matters, the Company assesses, on a regular basis, the probability and range of possible loss based on the developments in these matters. A liability is recorded in the financial statements if it is believed to be probable that a loss has been incurred and the amount of the loss can be reasonably estimated. Because of the uncertainties related to the occurrence, amount, and range of loss on any pending actions, the Company is currently unable to predict their ultimate outcome, and, with respect to any pending litigation or claim where no liability has been accrued, to make a meaningful estimate of the reasonably possible loss or range of loss that could result from an unfavorable outcome. At each of March 31, 2016 and December 31, 2015, there were no material matters for which the negative outcome was considered probable or estimable.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

You should read the following discussion and analysis together with our financial statements and related notes in Part I, Item 1 of this Quarterly Report on Form 10-Q, or this Quarterly Report.

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

We began commercial sales of our first product, t:slim, in August 2012. During 2015, we commenced commercial sales of two additional insulin pumps: t:flex in May 2015 and t:slim G4 in September 2015. Since inception, we have derived nearly all of our revenue from the sale of insulin pumps and associated supplies in the United States. We consider the number of units shipped per quarter to be an important metric for managing our business. We have shipped nearly 38,000 insulin pumps since the initiation of our commercial efforts in 2012. Pump shipments are broken down by product, and by quarter as follows:

	Pump Units Shipped for Each of the Three Months Ended in Respective Years(1)
	t:slim
	March 31	June 30	September 30	December 31	Total
2012	N/A	9	204	844	1,057
2013	852	1,363	1,851	2,406	6,472
2014	1,723	2,235	2,935	3,929	10,822
2015	2,487	2,957	2,390	1,658	9,492
2016	1,255	N/A	N/A	N/A	1,255

	t:flex
	March 31	June 30	September 30	December 31	Total
2015	N/A	374	555	569	1,498
2016	371	N/A	N/A	N/A	371

	t:slim G4
	March 31	June 30	September 30	December 31	Total
2015	N/A	N/A	486	4,007	4,493
2016	2,416	N/A	N/A	N/A	2,416

	Total
	March 31	June 30	September 30	December 31	Total
2012	N/A	9	204	844	1,057
2013	852	1,363	1,851	2,406	6,472
2014	1,723	2,235	2,935	3,929	10,822
2015 (2)	2,487	3,331	3,431	6,234	15,483
2016	4,042	N/A	N/A	N/A	4,042

(1)	This table does not reflect returns or exchanges of pump products that occurred in the ordinary course of business.
(2)

During the fourth quarter of 2015, 148 t:slim pumps and two t:flex pumps originally shipped in the third quarter of 2015 were exchanged for t:slim G4 pumps under a limited product exchange program. Amounts for the fourth quarter of 2015 in the table above are adjusted to reflect the impact of the exchange program.

For the three months ended March 31, 2016 and 2015, our sales were $20.1 million and $12.3 million, respectively. For the three months ended March 31, 2016 and 2015, our net loss was $20.5 million and $21.2 million, respectively.

Since its commercial launch, t:slim G4 has represented a majority of our overall shipments. We expect that t:slim G4 will continue to represent the largest percentage of our pump shipments during the remainder of 2016.

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

We believe we can ultimately achieve profitability because our proprietary technology platform will allow us to maximize efficiencies in the development, production and sale of our products. By offering a family of products, all of which are based on our proprietary technology platform, we believe we can develop and bring to market products more rapidly, while significantly reducing our design and development costs. Due to shared product design features, our production system is adaptable to new products and we intend to leverage our shared manufacturing infrastructure to reduce our product costs and drive operational efficiencies. Further, we expect to continue to increase production volume and to reduce the per-unit production overhead cost for our pump products and their associated disposable cartridges over time. By expanding our product offerings to address people in different segments of the large and growing insulin-dependent diabetes market, we believe we can increase the productivity of our sales, clinical and marketing organization, and utilize the expertise of our customer, technical and support services, thereby improving our operating margin.

From inception through March 31, 2016, we have primarily financed our operations through sales of equity securities, and, to a lesser extent, debt financings. We expect to continue to incur net losses for the next several years, and may require additional capital through equity and debt financings in order to fund our operations at a level of revenue adequate to support our cost structure.

In the first quarter of 2016, we entered into a third amendment (the “Third Amendment”) to our Term Loan Agreement, as amended by Consent and Amendment Agreement, dated June 20, 2014, Omnibus Amendment Agreement No. 2, dated February 23, 2015 and Amendment No. 3 to Term Loan Agreement, dated January 8, 2016 (as amended, the “Term Loan Agreement”) with Capital Royalty Partners II, L.P. and its affiliate funds (“Capital Royalty Partners”). The Third Amendment granted us the right to borrow up to an additional $50.0 million. We borrowed $15.0 million of this amount in January 2016, and the Third Amendment provides us with a one-time option to draw up to an additional $35.0 million in increments of $5.0 million on or before December 31, 2016.

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

Components of Results of Operations

Sales

We offer a family of products for people with insulin-dependent diabetes. We commenced commercial sales of t:slim in the United States in the third quarter of 2012. We launched our second insulin pump product, t:flex, in the second quarter of 2015, and launched our third insulin pump product, t:slim G4, in September 2015. Our products include these insulin pumps, as well as disposable cartridges and infusion sets. We also offer accessories including protective cases, belt clips, and power adapters. Sales of accessories since commercial launch have not been material.

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

We believe we can continue to rapidly increase sales and that our sales growth during the next 12 months will outpace growth in operating expenses during this period. We also believe further expansion of our sales, clinical and marketing infrastructure will allow us to engage with more potential customers, their caregivers and healthcare providers on a more frequent basis to promote our products. Our quarterly sales may also fluctuate on a quarterly basis in the future due to a variety of factors, including the impact of:

•

seasonality associated with summer vacations, annual deductibles and coinsurance requirements associated with most medical insurance plans utilized by our individual customers and the individual customers of our distributors,

•	the buying patterns of our distributors and other customers,
•	the size and timing of sales force expansions, and
•	anticipated and actual regulatory approvals of new products by us or our competitors.

We have experienced and expect to continue to experience sequential growth of sales in each quarter from the first quarter to the fourth quarter, and we also expect sequential sales from the fourth quarter to the following first quarter to decrease. Our sales for the second quarter have historically represented approximately 20% of our total sales in any given year and overall sales have historically also been weighted heavily towards the second half of the year. In 2015, we believe that the timing of the regulatory approval and commercial launch of t:slim G4 contributed to our sales being weighted even more heavily towards the fourth quarter of the year. In 2016, we expect the quarterly sales distribution to be similar to what we have experienced historically, excluding the impact of the t:slim G4 launch in 2015, due to the combined effect of the increasing productivity of our existing sales force and the newer members of our sales force that were added in the first quarter, the anticipated contribution from product enhancements, and pump renewal opportunities that will begin in the fourth quarter.

Cost of Sales

We manufacture our pumps and disposable cartridges at our manufacturing facility in San Diego, California. Infusion sets and pump accessories are manufactured by third-party suppliers. Cost of sales includes raw materials, labor costs, manufacturing overhead expenses, product training costs, reserves for expected warranty costs, and scrap and inventory obsolescence. Manufacturing overhead expenses are currently a significant portion of our per-unit costs but continue to decline as our production volumes grow. These manufacturing overhead expenses include expenses relating to quality assurance, manufacturing engineering, material procurement, inventory control, facilities, equipment, information technology and operations supervision and management. We anticipate that our cost of sales will continue to increase as our products continue to gain broader market acceptance.

We expect our overall gross margin, which for any given period is calculated as sales less cost of sales divided by sales, to improve over the long term, as our sales increase and we have more opportunities to spread our overhead costs over larger production volumes. We expect that we will be able to leverage our manufacturing cost structure among our three pump products that utilize the same core infrastructure. However, we do expect our overall gross margin to fluctuate in future quarterly periods as a result of numerous factors besides those associated with production volumes, such as the changing mix of products sold with different gross margins, the changing percentage of products sold to distributors versus directly to individual customers, varying levels of reimbursement among third-party payors, the timing and success of new product launches, warranty and training costs, and changes in our manufacturing processes, costs or output, changes in our manufacturing capacity or output as well as the impact of implementing additional automated manufacturing equipment and expanding our manufacturing facilities as we attempt to manufacture our products on a larger scale.

Selling, General and Administrative

Our selling, general and administrative, or SG&A, expenses primarily consist of salary, cash-based incentive compensation, fringe benefits and non-cash stock-based compensation for our executive, financial, marketing, sales, business development, regulatory affairs and administrative functions. Other significant SG&A expenses include those incurred for product demonstration samples, commercialization activities associated with new product launches, travel, trade shows, outside legal fees, independent auditor fees, outside consultant fees, insurance premiums, facilities costs and information technology costs. We expect our SG&A expenses to increase as our business expands, including potential future expansions of the number of sales territories in which we operate.

Research and Development

Our research and development, or R&D, activities primarily consist of engineering and research programs associated with our products under development, as well as R&D activities associated with our core technologies and processes. R&D expenses are primarily related to employee compensation, including salary, fringe benefits, non-cash stock-based compensation and temporary employee expenses. We also incur R&D expenses for supplies, development prototypes, outside design and testing services, depreciation, allocated facilities and information services, milestone payments under our development and commercialization agreements and other indirect costs. We expect our R&D expenses, including related clinical trial costs, to increase as we initiate and advance our development projects.

Other Income and Expense

Our other income and expense primarily consists of interest expense and amortization of debt discount and debt issuance costs associated with our Term Loan Agreement with Capital Royalty Partners. At March 31, 2016, there was $45.4 million of outstanding principal under our Term Loan Agreement with Capital Royalty Partners, which accrues interest at a rate of 11.5% per annum. We expect interest expense to increase in 2016 as a result of additional borrowings under our Term Loan Agreement with Capital Royalty Partners (see the section below entitled “Indebtedness”).

Results of Operations

	Three Months Ended
	March 31,
(in thousands, except percentages)	2016	2015
Sales	$20,058	$12,308
Cost of sales	13,130	9,500
Gross profit	6,928	2,808
Gross margin	35%	23%
Operating expenses:
Selling, general and administrative	21,997	19,355
Research and development	4,169	3,863
Total operating expenses	26,166	23,218
Operating loss	(19,238)	(20,410)
Other income (expense), net:
Interest and other income	118	99
Interest and other expense	(1,364)	(897)
Total other expense, net	(1,246)	(798)
Net loss	$(20,484)	$(21,208)

Comparison of the Three Months Ended March 31, 2016 and 2015

Sales. Sales for the three months ended March 31, 2016 were $20.1 million, representing an increase of 63% compared to $12.3 million for the same period in 2015.

For the three months ended March 31, 2016 and 2015, sales of insulin pumps accounted for 81% of sales during both periods, while sales of pump-related supplies primarily accounted for the remainder of our sales during those periods. Sales of accessories were not material in either of the reported periods. All pump sales for the three months ended March 31, 2015 were for t:slim pumps.

The increase in sales during the three months ended March 31, 2016 compared to the same period in 2015 was primarily attributable to a 63% increase in pump shipments from 2,487 in the first quarter of 2015 to 4,042 in the first quarter of 2016. This includes pump shipments of 371 t:flex pumps and 2,416 t:slim G4 pumps during the first quarter of 2016 compared to no sales of these pumps in the first quarter of 2015. Sales of t:flex pumps and t:slim G4 pumps began in May 2015 and September 2015, respectively.

Sales to distributors accounted for 77% and 76% of our total sales for the three months ended March 31, 2016 and 2015, respectively. The percentage of sales to distributors versus direct customers is principally determined by the mix of customers ordering our products within the period and whether or not we have a contractual arrangement with their underlying third-party insurance payor.

Cost of Sales and Gross Profit. Our cost of sales for the three months ended March 31, 2016 was $13.1 million, representing an increase of 38% compared to $9.5 million for the same period in 2015. Gross profit for the three months ended March 31, 2016 was $6.9 million and gross margin was 35%, compared to gross profit of $2.8 million and gross margin of 23% for the same period in 2015.

The increase in our gross margin for the three months ended March 31, 2016 from the comparable period in 2015 was primarily due to a decrease in per-unit manufacturing overhead costs of our products, which was driven by increased production volumes and manufacturing efficiencies. We continue to increase our manufacturing operations and costs as we address increasing production volume requirements. Our manufacturing overhead costs have been, and will continue to be, a significant component of the costs of our products. As a result our manufacturing overhead costs have impacted, and may continue to impact, our gross margins as we attempt to manufacture our products on a larger scale, change our manufacturing processes, change our manufacturing capacity or output, implement additional automated manufacturing equipment and expand our manufacturing facilities.

Gross margin for both pumps and cartridges improved during the three months ended March 31, 2016 as compared to the same period in 2015. Our gross margin on the insulin pumps was higher than our gross margin on pump-related supplies for the quarters ended March 31, 2016 and 2015, and is expected to remain higher in the future. Other factors that impact our gross margins include the varying levels of reimbursement among third party payors on our direct business, new product launch scale-up, warranty and training costs, and other changes in our manufacturing processes, costs and output.

Selling, General and Administrative Expenses. SG&A expenses increased 14% to $22.0 million for the three months ended March 31, 2016 from $19.4 million for the same period in 2015. The increase in SG&A expenses was primarily associated with the expansion of our commercial operations during the first quarter of 2016. We expanded the number of our sales territories from 60 to 72 during the first quarter of 2016, as well as increased our customer and technical support personnel to service our growing customer base. Territories are maintained by sales representatives and field clinical specialists, and supported by managed care liaisons, additional sales management and other customer support personnel. Employee-related expenses for our sales, general and administrative functions comprise the majority of the SG&A expenses. Employee-related expenses in the first quarter of 2016 increased $1.8 million, including an increase of $1.8 million in salaries and $0.7 million in sales commissions, offset by a decrease in non-cash stock-based compensation of $0.7 million. SG&A expenses also increased $0.9 million associated with outside services, marketing and promotional activities, tradeshows and travel expenses.

Research and Development Expenses. R&D expenses increased 8% to $4.2 million for the three months ended March 31, 2016 from $3.9 million for the same period in 2015, principally associated with an increase in employee-related expenses and outside services.

Other Income and Expense. Other expense for the three months ended March 31, 2016 and 2015 was $1.4 million and $0.9 million, respectively. Other expense for both periods was primarily comprised of interest expense associated with our Term Loan Agreement with Capital Royalty Partners. The increase in expense is due to $15 million of additional borrowing under the Third Amendment in the three months ended March 31, 2016. Interest currently accrues at a rate of 11.5% of the outstanding principal balances of $45.4 million and $30.2 million as of March 31, 2016 and December 31, 2015, respectively. Other income for both periods presented was not material.

Liquidity and Capital Resources

At March 31, 2016, we had $70.4 million in cash, cash equivalents and short-term investments, which included $2.0 million of restricted cash. We believe that our cash on hand, cash generated from operations, cash available under the Term Loan Agreement with Capital Royalty Partners, proceeds from the exercise of options and warrants, and proceeds from employee contributions for the purchase of our common stock through our ESPP will be sufficient to satisfy our liquidity requirements for at least the next 12 months. We expect that our sales performance and the resulting operating income or loss, as well as the status of each of our new product development programs, will significantly impact our cash management decisions. We have utilized, and may continue to utilize, debt arrangements with debt providers and financial institutions to finance our operations. Factors such as interest rates, repayment terms and available cash will impact our decision to continue to utilize debt arrangements as a source of cash. In November 2013, we completed an initial public offering of common stock that resulted in net proceeds of approximately $125.0 million, and in the first quarter of 2015 we completed a public offering of common stock that resulted in net proceeds of approximately $64.9 million. In the future, we may give consideration to additional public offerings of equity securities as a source of financing. In December 2014, we filed a registration statement on Form S-3 with the Securities and Exchange Commission (“SEC”), which was declared effective on December 19, 2014. Under this shelf registration statement, we may from time to time offer and sell any combination of common stock, preferred stock, warrants or units in one or more offerings.

Historically, our principal sources of cash have included private placements and public offerings of equity securities, debt arrangements, and cash generated from operations. Our historical cash outflows have primarily been associated with cash used for operating activities such as the expansion and support of our sales and marketing infrastructure, an increase in our R&D activities, the acquisition of intellectual property, expenditures related to equipment and improvements used to increase our manufacturing capacity and improve our manufacturing efficiency, overall facility expansion and other working capital needs.

The following table shows a summary of our cash flows for the three months ended March 31, 2016 and 2015:

	Three Months Ended
	March 31, 2016
(in thousands)	2016	2015
Net cash provided by (used in):
Operating activities	$(15,945)	$(15,422)
Investing activities	(1,636)	(18,273)
Financing activities	15,103	65,068
Total	$(2,478)	$31,373

Operating activities. Net cash used in operating activities was $15.9 million for the three months ended March 31, 2016, compared to $15.4 million for the same period in 2015. The change in net cash used in operating activities was primarily associated with a decrease in our operating loss, offset by changes in working capital. The changes in working capital were primarily due to an increase in inventory to meet higher production volumes, including those associated with new products, and decrease in employee-related liabilities offset by a decrease in accounts receivable and an increase in accounts payable.

Investing activities. Net cash used in investing activities was $1.6 million for the three months ended March 31, 2016, which was primarily related to the purchase of $13.4 million of short-term investments and $1.9 million of property and equipment, offset by proceeds from maturities of short-term investments of $13.8 million. Net cash used in investing activities was $18.3 million for the three months ended March 31, 2015, which was primarily related to the net purchase of $39.1 million in short-term investments and $0.6 million of property and equipment, offset by proceeds from maturities of short-term investments of $21.5 million.

Financing activities. Net cash provided by financing activities was $15.1 million for the three months ended March 31, 2016, which was primarily the result of net proceeds in the amount of $15.0 million in connection with the Third Amendment. Net cash provided by financing activities was $65.1 million for the three months ended March 31, 2015, which was primarily the result of the net proceeds from a public offering of our common stock in the amount of $64.9 million.

Our liquidity position and capital requirements are subject to fluctuation based on a number of factors. For example, our cash inflow and outflow may be impacted by the following:

•	our ability to generate sales and their timing within quarterly periods and years;

•	fluctuations in gross margins and operating margins; and

•	fluctuations in working capital.

Our primary short-term capital needs, which are subject to change, include expenditures related to:

•	support of our commercialization efforts related to our current and future products;

•	improvements in our manufacturing capacity and efficiency;

•	new research and product development efforts;

•	payment of interest due under our Term Loan Agreement with Capital Royalty Partners;

•	the acquisition of equipment and other fixed assets;

•	facilities expansion needs; and

•	potential up-front, milestone payments or reimbursement of costs under R&D collaborations.

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

Indebtedness

Term Loan Agreement with Capital Royalty Partners

Under our Term Loan Agreement with Capital Royalty Partners, we had aggregate borrowings outstanding of $30.2 million as of December 31, 2015. In the first quarter of 2016, we entered into the Third Amendment, under which we borrowed $15.0 million in January 2016 and provides a one-time option to draw up to an additional $35.0 million in increments of $5.0 million on or before December 31, 2016.

Under the Term Loan Agreement with Capital Royalty Partners, interest is payable, at our option, (i) in cash at a rate of 11.5% per annum or (ii) at a rate of 9.5% of the 11.5% per annum in cash and 2.0% of the 11.5% per annum to be added to the principal of the loan and subject to accruing interest. Interest-only payments are due quarterly on March 31, June 30, September 30 and December 31 of each year of the interest-only payment period, which ends on December 31, 2019. The principal balance is due in full at the end of the term of the loan which is March 31, 2020. The Term Loan Agreement with Capital Royalty Partners provided for prepayment fees in an amount equal to one percent (1.0%) of the outstanding balance of the loan if the loan is repaid prior to March 31, 2017, after which there is no prepayment fee.

We had elected to pay interest in cash at a rate of 11.5% per annum through September 30, 2015. For the three months ended March 31, 2016 and December 31, 2015, we elected to pay interest in cash at a rate of 9.5% per annum and to have a rate of 2.0% per annum added to the principal of the loan. As a result, $212,000 and $153,000 was added to the principal of the loan for the three months ended March 31, 2016 and December 31, 2015, respectively. As of March 31, 2016, we had $45.4 million of aggregate borrowings outstanding under the Term Loan Agreement with Capital Royalty Partners.

The term loan is collateralized by all of our assets. The Term Loan Agreement with Capital Royalty Partners also imposes various affirmative and negative covenants on us. The principal financial covenants require that we attain minimum annual revenues of $65.0 million in 2016, $80.0 million in 2017 and $95.0 million each year thereafter until the end of the term of the loan. At March 31, 2016, we were in compliance with all of the covenants in the Term Loan Agreement.

Under the Third Amendment, we have agreed to pay, on the earlier of (i) the Maturity Date; (ii) the date that the loan under the Term Loan Agreement with Capital Royalty Partners becomes due, and (iii) the date on which we make a voluntary pre-payment of the loan, a financing fee equal to three percent (3.0%) of the sum of (x) the aggregate amount drawn under the Third Amendment, and (y) any PIK Loans issued in relation to the Third Amendment.

Critical Accounting Policies

Our discussion and analysis of our financial condition and results of operations are based on our financial statements, which have been prepared in accordance with U.S. GAAP. The preparation of these financial statements requires management to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses and the disclosure of contingent assets and liabilities in our financial statements. We evaluate our estimates and judgments on an ongoing basis. We base our estimates on historical experience and on various other factors that we believe are reasonable under the circumstances, the results of which form the basis for making judgments about our financial condition and results of operations that are not readily apparent from other sources. Actual results may differ from these estimates. There have been no material changes to our critical accounting policies and estimates from the information provided in Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Critical Accounting Policies Involving Management Estimates and Assumptions”, included in our Annual Report on Form 10-K for the year ended December 31, 2015.

Off-Balance Sheet Arrangements

As of March 31, 2016, we did not have any off-balance sheet arrangements.

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

Because of the short-term maturities of our financial instruments, we do not believe that an increase or decrease in market interest rates would have any significant impact on the realized value of our investment portfolio. If a 10% change in interest rates were to have occurred on March 31, 2016, this change would not have had a material effect on the fair value of our investment portfolio as of that date.

The interest rate under our Term Loan Agreement with Capital Royalty Partners is fixed and not subject to changes in market interest rates.

Our operations are located in the United States, and nearly all of our sales since inception have been made in U.S. dollars. Accordingly, we do not currently have any material exposure to foreign currency rate fluctuations. From time to time, we may have foreign exchange risk associated with currency exposure related to existing assets and liabilities, committed transactions and forecasted future cash flows. In certain circumstances, we may seek to manage such foreign exchange risk by using derivative instruments such as foreign exchange forward contracts to hedge our risks. In general, we may hedge material foreign exchange exposures up to 12 months in advance. However, we may choose not to hedge some exposures for a variety of reasons including prohibitive economic costs.

Item 4.	Controls and Procedures

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our periodic and current reports that we file with the SEC is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate, to allow for timely decisions regarding required disclosure. In designing and evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable and not absolute assurance of achieving the desired control objectives. In reaching a reasonable level of assurance, management necessarily is required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures. In addition, the design of any system of controls is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions. Over time, controls may become inadequate because of changes in conditions, or the degree of compliance with policies or procedures may deteriorate. Control systems can also be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the control. Because of the inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and not be detected.

As of March 31, 2016, we carried out an evaluation, under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities and Exchange Act of 1934, as amended (the “Exchange Act”). Based on this evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of March 31, 2016.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) during the quarter ended March 31, 2016 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings

From time to time we may be involved in various disputes and litigation matters that arise in the ordinary course of business. We are currently not a party to any material legal proceedings. There can be no assurance that existing or future legal proceedings arising in the ordinary course of business or otherwise will not have a material adverse effect on our business, consolidated financial position, results of operations or cash flows.

Item 1A. Risk Factors

The following sets forth certain risk factors associated with our business. The risk factors set forth below marked with an asterisk (*) next to the title contain changes to the description of the risk factors associated with our business previously disclosed in Part I, Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2015.

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

Risks Relating to Our Business and our Industry

We have incurred significant operating losses since inception and cannot assure you that we will achieve profitability.*

Since our inception in January 2006 we have incurred a significant net loss. As of March 31, 2016, we had an accumulated deficit of $341.6 million. To date, we have financed our operations primarily through public and private sales of our equity securities, debt financing with Capital Royalty Partners II L.P. and its affiliated funds, or Capital Royalty Partners, and sales of our products. We have devoted substantially all of our resources to the research and development of our products, the commercial launch of our products, the development of a sales and marketing team and the assembly of a management team to manage our business.

We began commercial sales of our first commercial product, the t:slim pump, in the third quarter of 2012. We began commercial sales of the t:flex pump in the second quarter of 2015 and the t:slim G4 pump in the third quarter of 2015. Since the first quarter of 2013, we have been able to manufacture and sell our insulin pump products at a cost and in volumes sufficient to allow us to achieve a positive overall gross margin. For the years ended December 31, 2015 and 2014, our gross profit was $26.6 million and $15.2 million, respectively. For the three months ended March 31, 2016 and 2015, our gross profit was $6.9 million and $2.8 million, respectively. However, although we have achieved a positive overall gross margin, we still operate at a substantial net loss and expect that we will continue to do so for the next several years.

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

Our ability to achieve profitability will depend, in part, on our ability to reduce the per unit cost of our products by increasing production volume and manufacturing efficiency, including by reducing raw material, labor, product-training, expected warranty and manufacturing overhead costs per unit. *

We believe that our ability to reduce the per-unit cost of our insulin pump products and related cartridges will have a significant impact on our ability to achieve profitability. Due to our existing production volumes relative to our potential production capacity, manufacturing costs are currently a significant portion of our per-unit costs. Our manufacturing costs include raw material procurement costs, labor costs, product-training expenses and expected warranty expenses. They also include manufacturing overhead costs, including expenses relating to quality assurance, inventory control, facilities, equipment, information technology, and operations management. If we are unable to sustain or reduce our overall manufacturing costs, including through arrangements such as volume purchase discounts, negotiation of improved pricing, more efficient training programs for customers, and improved warranty performance, it will be difficult to reduce our per unit manufacturing costs and our ability to achieve profitability will be constrained. In addition, the per unit cost of our products is significantly impacted by our overall production volumes, and any factors that cause our production volumes to decline, or to grow at a slower rate than we expect, would significantly impact our expected per unit costs. Furthermore, while we currently believe our proprietary technology platform will allow us to gain efficiencies in the design and development of new products, changes in the market that require us to modify or replace our existing platform will reduce the amount of efficiency gained through our platform and increase our expected per unit costs. If we are unable to effectively manage our overall manufacturing costs, while increasing our production volumes, we may not be able to achieve or sustain profitability, which would have an adverse impact on our business and financial condition.

We currently rely on sales of insulin pumps to generate a significant portion of our revenue, and any factors that negatively impact sales of our insulin pump products may adversely affect our business, financial condition and operating results. *

We generate a significant majority of our commercial revenue from the sale of our family of insulin pump products, which include our t:slim, t:flex and t:slim G4 products.

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

In addition, sales of our t:slim G4 pump, in particular, are subject to the continuation of our development and commercialization agreement with DexCom, which is subject to termination by DexCom, with or without cause, on relatively short notice.

Because we currently rely on sales of our insulin pump products, of which our t:slim G4 pump currently makes up the majority, to generate a significant majority of our revenue, any factors that negatively impact sales of these products, or result in sales of these products increasing at a lower rate than expected, could adversely affect our business, financial condition and operating results and negatively impact our ability to successfully launch future products currently under development.

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

Failure to secure or retain adequate coverage or reimbursement for our current products and our potential future products by third-party payors could adversely affect our business, financial condition and operating results.*

We have derived nearly all of our revenue from sales of t:slim, t:flex and t:slim G4 pumps and associated supplies, and expect to continue to do so until we are able to commercialize our other products that are currently under development. A substantial portion of the purchase price of an insulin pump is typically paid for by third-party payors, including private insurance companies, preferred provider organizations and other managed care providers. Future sales of our current and future products will be limited unless our customers can rely on third-party payors to pay for all or part of the associated purchase cost. Because we only recently initiated commercial sales of t:flex and t:slim G4, there remains some uncertainty regarding the coverage that third-party payors will offer for these products, particularly for individuals with type 2 diabetes where coverage requirements may necessitate additional laboratory tests or other information to support a determination of medical necessity. Access to adequate coverage and reimbursement for our current and future products by third-party payors is essential to the acceptance of our products by customers.

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

We currently have contracts establishing reimbursement for our insulin pump products with approximately 144 national and regional third-party payors in the United States. While we anticipate entering into additional contracts with third-party payors and adding coverage for future products under our current agreements, we cannot guarantee that we will succeed in doing so or that the reimbursement contracts that we are able to negotiate will enable us to sell our products on a profitable basis. In addition, contracts with third-party payors generally can be modified or terminated by the third-party payor without cause and with little or no notice to us. Moreover, compliance with the administrative procedures or requirements of third-party payors may result in delays in processing approvals by those third-party payors for customers to obtain coverage for our products. Failure to secure or retain adequate coverage or reimbursement for our current and future products by third-party payors, or delays in processing approvals by those payors, could result in the loss of sales, which could have a material adverse effect on our business, financial condition and operating results.

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

We may face unexpected challenges in marketing, selling and training new customers on the use of our products, which could harm our ability to achieve our sales and service objectives.*

We have only limited experience marketing and selling our products as well as training new customers on their use. For example, we do not have significant experience training new customers on the use of continuous glucose monitoring, which we are required to provide to customers in connection with the commercialization of t:slim G4. As a result, we may face unexpected challenges marketing and selling t:slim G4. In addition, the vast majority of our existing customers are individuals with type 1 diabetes, and we have only limited experience marketing and selling our products to customers with type 2 diabetes. As a result, we may face unexpected challenges marketing and selling t:flex.

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

If the third parties on which we increasingly rely to assist us with our current and anticipated pre-clinical development or clinical trials do not perform as expected, we may not be able to obtain regulatory clearance or approval or commercialize our products. *

As our clinical infrastructure expands, we expect to increasingly rely on third parties, such as contract research organizations, medical institutions, clinical investigators and contract laboratories to conduct some of our current and anticipated pre-clinical investigations and clinical trials. If we are not able to contract with these third parties on a timely basis or on acceptable terms, or these third parties do not successfully carry out their contractual duties or regulatory obligations or meet expected deadlines, or if the quality or accuracy of the data they obtain is compromised due to the failure to adhere to our clinical protocols or regulatory requirements or for other reasons, our pre-clinical development activities or clinical trials may be extended, delayed, suspended or terminated, and we may not be able to obtain regulatory approval for, or successfully commercialize, our products on a timely basis, if at all, and our business, operating results and prospects may be adversely affected.

We are increasingly dependent on clinical investigators and clinical sites to enroll patients in our current and anticipated clinical trials and other third parties to manage such trials and to perform related data collection and analysis, and, as a result, we may face costs and delays that are outside of our control. *

As part of our product development efforts, we expect to increasingly rely on clinical investigators and clinical sites to enroll patients in our clinical trials and other third parties to manage such trials and to perform related data collection and analysis. However, we may not be able to control the amount and timing of resources that clinical sites may devote to our clinical trials. If these clinical investigators and clinical sites fail to enroll a sufficient number of patients, fail to ensure compliance by patients with clinical protocols, or fail to comply with regulatory requirements, we may be unable to successfully complete our clinical trials, which could prevent us from obtaining regulatory approvals for our products and commercializing our products, which would have an adverse impact on our business.

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

Manufacturing risks may adversely affect our ability to manufacture products and could negatively impact our sales and operating margins. *

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

These risks are likely to be exacerbated by our limited experience with our current products and manufacturing processes. As demand for our products increases, and as the number of our commercial products expands, we will have to invest additional resources to purchase components, hire and train employees, and enhance our manufacturing processes and quality systems. Over the past year we have implemented several new pieces of equipment that are intended to improve our manufacturing capacity and efficiency and we expect to implement additional equipment and procedures over the next 12 months. However, it is possible that we may not derive the anticipated improvements from these investments. We also expect to require additional facilities to consolidate our manufacturing, warehousing and other operational needs, and any transition of our current manufacturing, warehousing and other operations to a new facility is subject to additional risk and uncertainty. If we fail to increase our production capacity efficiently while also maintaining quality requirements, our sales may not increase in line with our forecasts and our operating margins could fluctuate or decline.

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

Risks Related to our Financial Results and Need for Financing

Our future capital needs are uncertain and we may need to raise additional funds in the future, and these funds may not be available on acceptable terms or at all. *

At March 31, 2016, we had $70.4 million in cash, cash equivalents and short-term investments, which included $2.0 million of restricted cash. We believe that our cash on hand, cash available under our Term Loan Agreement with Capital Royalty Partners, cash generated from operations, and cash proceeds from the exercise of warrants and options will be sufficient to satisfy our liquidity requirements for at least the next 12 months. However, the continued growth of our business, including the expansion of our sales, clinical and marketing infrastructure, research and development activities, and manufacturing capabilities, will continue to increase our expenses. In addition, the amount of our future product sales is difficult to predict and actual sales may not be in line with our forecasts. As a result, we may seek additional funds in the future. Our future capital requirements will depend on many factors, including:

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

We may not be able to generate sufficient cash to service our indebtedness, which currently consists of our credit facility with Capital Royalty Partners. *

At December 31, 2015, we had $30.2 million aggregate borrowings outstanding under a Term Loan Agreement with Capital Royalty Partners. In January 2016, we entered into a third amendment to our Term Loan Agreement with Capital Royalty Partners, which allowed us to borrow up to an additional $50.0 million. We borrowed $15.0 million in January 2016, and the Third Amendment provides us with a one-time option to draw up to an additional $35.0 million in increments of $5.0 million on or before December 31, 2016. Our ability to make scheduled payments or to refinance our debt obligations depends on numerous factors, including the amount of our cash reserves at the time a scheduled payment becomes due and our actual and projected financial and operating performance. The amount of our cash reserves and our financial and operating performance are subject to certain financial and business factors, as well as prevailing economic and competitive conditions, some of which may be beyond our control. We cannot assure you that we will maintain a level of cash reserves or cash flows from operating activities sufficient to permit us to pay the principal, premium, if any, or interest on our existing or future indebtedness. If our cash balances or cash flows from operations are insufficient to fund our debt service obligations, we may be forced to reduce or delay capital expenditures, sell assets or operations, seek additional capital, or restructure or refinance our indebtedness. We cannot assure you that we would be able to take any of these actions, or that these actions would permit us to meet our scheduled debt service obligations. In addition, in the event of our breach of our Term Loan Agreement with Capital Royalty Partners, we may be required to repay any outstanding amounts earlier than anticipated.

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

Risks Related to our Intellectual Property and Potential Litigation

Our ability to protect our intellectual property and proprietary technology is uncertain. *

We rely primarily on patent, trademark and trade secret laws, as well as confidentiality and non-disclosure agreements, to protect our proprietary technologies. As of March 31, 2016, our patent portfolio consisted of approximately 43 issued U.S. patents and 49 pending U.S. patent applications. Of these, our issued U.S. patents expire between approximately 2021 and 2034. We are also seeking patent protection for our proprietary technology in other countries throughout the world. In addition, we also have three pending U.S. trademark applications and one pending foreign trademark application, as well as 20 trademark registrations, including eight U.S. trademark registrations and 12 foreign trademark registrations.

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

Risks Related to our Legal and Regulatory Environment

Our products and operations are subject to extensive governmental regulation, and failure to comply with applicable requirements could cause our business to suffer.*

The medical device industry is regulated extensively by governmental authorities, principally the FDA and corresponding state regulatory agencies. The regulations are very complex and are subject to rapid change and varying interpretations. Regulatory restrictions or changes could limit our ability to carry on or expand our operations or result in higher than anticipated costs or lower than anticipated sales. The FDA and other U.S. governmental agencies regulate numerous elements of our business, including:

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

We initially received pre-market clearance for t:slim under Section 510(k) of the FDCA in November 2011. We obtained 510(k) clearance for t:connect and t:flex in February 2013 and January 2015, respectively. From time to time, we may make modifications to these products that may require a new 510(k). We received 510(k) clearance for modifications to t:slim and its associated cartridge during 2014 and we are pursuing, and expect to continue to pursue, 510(k) clearance for additional modifications to t:slim and t:flex in the future. We are also currently pursuing 510(k) clearance for our Tandem Device Updater. If the FDA requires us to go through a more rigorous examination for future products or modifications to existing products than we had expected, our product introductions or modifications could be delayed or canceled, which could cause our sales to decline or to not increase in line with our forecasts. In addition, the FDA may determine that future products will require the more costly, lengthy and uncertain PMA process.

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

Risks Related to our Common Stock

Because of their significant stock ownership, certain of our executive officers, directors and principal stockholders will be able to exert control over us and our significant corporate decisions. *

Based on an aggregate of 30,347,821 shares of our common stock outstanding as of March 31, 2016, our executive officers and directors, and their affiliates owned, in the aggregate, approximately 39% of the voting power of our outstanding common stock. These persons, acting together, will have the ability to significantly influence the outcome of all matters submitted to our stockholders for approval, including the election and removal of directors and any merger, consolidation, or sale of all or substantially all of our assets.

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

Future sales, or the perception of future sales, of shares of our common stock could materially reduce the market price of our common stock.*

Sales of our common stock, or the perception in the market that the holders of a large number of our shares intend to sell such shares, could reduce the market price of our common stock, which would impair our ability to raise future capital through the sale of additional equity securities. We had outstanding 30,347,821 shares of common stock as of March 31, 2016, of which approximately 11,970,550 shares are restricted securities that may be sold only in accordance with the resale restrictions under Rule 144 of the Securities Act. In addition, as of March 31, 2016, we had outstanding options to purchase 6,796,078 shares of common stock and warrants to purchase 990,031 shares of common stock that, if exercised, will result in these additional shares becoming available for sale. As of March 31, 2016, there are also an aggregate of 2,823,888 shares of our common stock reserved for future grant or issuance under the 2013 Plan and the ESPP.

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

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3.	Defaults Upon Senior Securities

None.

Item 4.	Mine Safety Disclosures

Not applicable.

Item 5.	Other Information

None.

Item 6.	Exhibits

Incorporated by Reference
Exhibit Number	Exhibit Description	Form	File No.	Date of First Filing	Exhibit Number	Provided Herewith
3.1	Amended and Restated Certificate of Incorporation as currently in effect.	S-1/A	333-191601	1-Nov-13	3.4
3.2	Amended and Restated Bylaws as currently in effect.	S-1/A	333-191601	1-Nov-13	3.5
10.1*	Employee Offer Letter, dated January 12, 2016, by and between Tandem Diabetes Care, Inc. and Brian B. Hansen.	8-K	001-36189	2-Feb-16	10.1
10.2*	Employment Severance Agreement, dated February 1, 2016, by and between Tandem Diabetes Care, Inc. and Brian B. Hansen.	8-K	001-36189	2-Feb-16	10.2
31.1	Certification of Kim D. Blickenstaff, Chief Executive Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					X
31.2	Certification of John Cajigas, Chief Financial Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					X
32.1**	Certification of Kim D. Blickenstaff, Chief Executive Officer, pursuant to U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					X
32.2**	Certification of John Cajigas, Chief Financial Officer, pursuant to U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					X
101.INS	XBRL Instance Document.					X
101.SCH	XBRL Taxonomy Extension Schema Document.					X
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.					X
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.					X
101.LAB	XBRL Taxonomy Extension Label Linkbase Document.					X
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.					X

*	Indicates management contract or compensatory plan.

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

Tandem Diabetes Care, Inc.

Dated: April 28, 2016	By:	/s/ Kim D. Blickenstaff
Kim D. Blickenstaff
President, Chief Executive Officer and Director (on behalf of the registrant and as the registrant’s Principal Executive Officer)

	By:	/s/ John Cajigas
John Cajigas
Executive Vice President, Chief Financial Officer and Treasurer (on behalf of the registrant and as the registrant’s Principal Financial and Accounting Officer)