Form 10-Q
period 2016-06-30
TANDEM DIABETES CARE INC
filed 2016-07-28
CIK 1438133

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended June 30, 2016

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

Large accelerated filer	☐	Accelerated filer	☒

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No   ☒

As of July 25, 2016, there were 30,613,826 shares of the registrant’s Common Stock outstanding.

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements

TANDEM DIABETES CARE, INC.

CONDENSED BALANCE SHEETS

(In thousands, except par value)

	June 30,	December 31,
	2016	2015
	(Unaudited)	(Note 1)
Assets
Current assets:
Cash and cash equivalents	$30,250	$43,088
Restricted cash	2,000	2,000
Short-term investments	24,068	28,018
Accounts receivable, net	9,426	14,055
Inventory	21,692	17,543
Prepaid and other current assets	3,445	2,280
Total current assets	90,881	106,984
Property and equipment, net	16,242	15,526
Patents, net	1,947	2,110
Other long-term assets	120	105
Total assets	$109,190	$124,725
Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$6,841	$5,234
Accrued expense	2,177	2,121
Employee-related liabilities	10,952	11,761
Deferred revenue	1,763	1,822
Other current liabilities	5,332	5,582
Total current liabilities	27,065	26,520
Notes payable—long-term	44,398	29,275
Deferred rent—long-term	2,207	2,743
Other long-term liabilities	3,447	2,719
Total liabilities	77,117	61,257
Commitments and contingencies (Note 9)
Stockholders’ equity:
Common stock, $0.001 par value; 100,000 shares authorized as of June 30, 2016 and December 31, 2015, 30,613 and 30,255 shares issued and outstanding at June 30, 2016 and December 31, 2015, respectively.	31	30
Additional paid-in capital	391,981	384,551
Accumulated other comprehensive income	3	20
Accumulated deficit	(359,942)	(321,133)
Total stockholders’ equity	32,073	63,468
Total liabilities and stockholders’ equity	$109,190	$124,725

See accompanying notes to unaudited condensed financial statements.

TANDEM DIABETES CARE, INC.

CONDENSED STATEMENTS OF OPERATIONS and comprehensive loss

(Unaudited)

(In thousands, except per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Sales	$22,985	$15,706	$43,043	$28,014
Cost of sales	14,809	10,905	27,939	20,406
Gross profit	8,176	4,801	15,104	7,608
Operating expenses:
Selling, general and administrative	21,087	19,599	43,084	38,954
Research and development	4,142	3,873	8,310	7,735
Total operating expenses	25,229	23,472	51,394	46,689
Operating loss	(17,053)	(18,671)	(36,290)	(39,081)
Other income (expense), net:
Interest and other income	107	61	225	160
Interest and other expense	(1,379)	(923)	(2,744)	(1,821)
Total other expense, net	(1,272)	(862)	(2,519)	(1,661)
Net loss	$(18,325)	$(19,533)	$(38,809)	$(40,742)
Other comprehensive loss:
Unrealized gain (loss) on short-term investments	$(37)	$(39)	$(17)	$29
Comprehensive loss	$(18,362)	$(19,572)	$(38,826)	$(40,713)
Net loss per share, basic and diluted	$(0.60)	$(0.65)	$(1.28)	$(1.47)
Weighted average shares used to compute basic and diluted net loss per share	30,489	29,902	30,392	27,723

See accompanying notes to unaudited condensed financial statements.

TANDEM DIABETES CARE, INC.

CONDENSED STATEMENTS OF CASH FLOWS

(Unaudited)

(In thousands)

	Six Months Ended June 30,
	2016	2015
Operating activities
Net loss	$(38,809)	$(40,742)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization expense	2,718	2,414
Interest expense related to amortization of debt discount and debt issuance costs	142	71
Provision for allowance for doubtful accounts	601	(100)
Provision for inventory reserve	—	101
Payment in kind interest accrual of notes payable	440	—
Amortization of discount on short-term investments	(19)	(37)
Stock-based compensation expense	5,828	7,033
Gain (loss) on disposal of property and equipment	(84)	14
Other	(21)	(77)
Changes in operating assets and liabilities:
Accounts receivable, net	4,028	279
Inventory	(4,108)	(2,892)
Prepaid and other current assets	(1,165)	(249)
Other long-term assets	(15)	(17)
Accounts payable	1,731	1,388
Accrued expense	78	(933)
Employee-related liabilities	(809)	(1,045)
Deferred revenue	(58)	198
Other current liabilities	403	(47)
Deferred rent	(453)	(308)
Other long-term liabilities	135	769
Net cash used in operating activities	(29,437)	(34,180)
Investing activities
Purchase of short-term investments	(22,657)	(58,993)
Proceeds from sales and maturities of short-term investments	26,750	43,450
Purchase of property and equipment	(4,048)	(2,351)
Purchase of patents	—	(74)
Net cash provided by (used in) investing activities	45	(17,968)
Financing activities
Issuance of notes payable, net of issuance costs	14,994	—
Proceeds from public offering, net of offering costs	—	64,862
Proceeds from issuance of common stock	1,560	2,031
Net cash provided by financing activities	16,554	66,893
Net (decrease) increase in cash and cash equivalents	(12,838)	14,745
Cash and cash equivalents at beginning of period	43,088	31,176
Cash and cash equivalents at end of period	$30,250	$45,921
Supplemental disclosures of cash flow information
Interest paid	$2,099	$1,735
Supplemental schedule of noncash investing and financing activities
Lease incentive - lessor-paid tenant improvements	$—	$933
Debt issuance cost included in other long-term liabilities	$454	$—
Property and equipment included in accounts payable	$595	$1,510

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

The Company currently manufactures and sells three insulin pump products in the United States that are designed to address large and differentiated needs of the insulin-dependent diabetes market:

•	the t:slim® Insulin Delivery System, or t:slim, the Company’s flagship product that can easily and discreetly fit into a pocket,
•	the t:flex® Insulin Delivery System, or t:flex, for people with greater insulin needs, and
•	the t:slim G4TM Insulin Delivery System, or t:slim G4, a Continuous Glucose Monitoring (“CGM”) enabled pump with touch-screen simplicity.

 The Company designed and commercialized its products based on its proprietary technology platform and consumer-focused approach. The Company began commercial sales of its first product, t:slim, in August 2012. During 2015, the Company commenced commercial sales of two additional insulin pumps: t:flex in May 2015 and t:slim G4 in September 2015.

Basis of Presentation

The Company has prepared the accompanying unaudited condensed financial statements in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim financial information and pursuant to the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and disclosures required by U.S. GAAP for complete financial statements. In the opinion of management, all adjustments which are of a normal and recurring nature, considered necessary for a fair presentation of the financial information contained herein, have been included.

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

2. Summary of Significant Accounting Policies

There have been no significant changes in our significant accounting policies during the six months ended June 30, 2016, as compared with those disclosed in our Annual Report on Form 10-K for the year ended December 31, 2015.

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

Restricted Cash

Restricted cash as of June 30, 2016 and December 31, 2015 was comprised of a $2.0 million minimum cash balance requirement in connection with the Company’s Term Loan Agreement, as amended by Consent and Amendment Agreement, dated June 20, 2014, Omnibus Amendment Agreement No. 2, dated February 23, 2015 and Amendment No. 3 to Term Loan Agreement, dated January 8, 2016  with Capital Royalty Partners II, L.P. and its affiliate funds (“Capital Royalty Partners”) (as amended, the “Term Loan Agreement”) (see Note 6, “Term Loan Agreement”).

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

The Company offers a cloud-based data management application, t:connect, which is made available to customers upon purchase of any of its insulin pumps. This service is deemed an undelivered element at the time of the insulin pump sale. Because the Company has neither VSOE nor TPE for this deliverable, the allocation of revenue is based on the Company’s ESP. The Company establishes its ESP based on the estimated cost to provide such services, including consideration for a reasonable profit margin, which is then corroborated by comparable market data. The Company allocates fair value based on management’s ESP to this element at the time of sale and is recognizing the revenue over the four-year hosting period. At June 30, 2016 and December 31, 2015, $1.3 million and $1.1 million, respectively, were recorded as deferred revenue for the t:connect hosting service. All other undelivered elements at the time of sale are deemed inconsequential or perfunctory.

Product Returns

The Company offers a 30-day right of return to its customers from the date of shipment of any of its insulin pumps, provided a physician’s confirmation of the medical reason for the return is received. Estimated allowances for sales returns are based on historical returned quantities as compared to pump shipments in those same periods of return. The return rate is then applied to the sales of the current period to establish a reserve at the end of the period. The return rates used in the reserve are adjusted for known or expected changes in the marketplace when appropriate. The allowance for product returns is recorded as a reduction of revenue and accounts receivable in the period in which the related sale is recorded. The amounts recorded on the Company’s balance sheet for product return allowance were $0.2 million and $0.3 million at June 30, 2016 and December 31, 2015, respectively. Actual product returns have not differed materially from estimated amounts reserved in the accompanying condensed financial statements.

Warranty Reserve

The Company generally provides a four-year warranty on its insulin pumps to end user customers and may replace any pumps that do not function in accordance with the product specifications. Insulin pumps returned to the Company may be refurbished and redeployed. Additionally, the Company offers a six-month warranty on disposable cartridges and infusion sets. Estimated warranty costs are recorded at the time of shipment. Warranty costs are estimated based on the current expected replacement product cost and expected replacement rates based on historical experience. The Company evaluates the reserve quarterly and makes adjustments when appropriate. Changes to the actual replacement rates could have a material impact on the Company’s estimated liability.

At June 30, 2016 and December 31, 2015, the warranty reserve was $4.6 million and $3.5 million, respectively. The following table provides a reconciliation of the change in product warranty liabilities through June 30, 2016 (in thousands):

Balance at December 31, 2015	$3,547
Provision for warranties issued during the period	3,863
Settlements made during the period	(4,003)
Increases in warranty estimates	1,242
Balance at June 30, 2016	$4,649

Current portion	$2,018
Non-current portion	2,631
Total	$4,649

Stock-Based Compensation

Stock-based compensation cost is measured at the grant date based on the estimated fair value of the award, and the portion that is ultimately expected to vest is recognized as compensation expense over the requisite service period on a straight-line basis. The Company estimates the fair value of stock options issued under the 2013 Stock Incentive Plan (“2013 Plan”) and shares issued under the Employee Stock Purchase Plan (“ESPP”) using a Black-Scholes option-pricing model on the date of grant. The Black-Scholes option-pricing model requires the use of subjective assumptions including volatility, expected term, and risk-free rate. For awards that vest based on service conditions, the Company recognizes expense using the straight-line method less estimated forfeitures based on historical experience.

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

Potentially dilutive securities not included in the calculation of diluted net loss per share (because inclusion would be anti-dilutive) are as follows (in thousands, in common stock equivalent shares):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2016	2015	2016	2015
Warrants for common stock	990	990	990	990
Common stock options	2,932	2,042	2,623	2,042
ESPP	17	17	9	9
	3,939	3,049	3,622	3,041

Reclassifications

Certain reclassifications of prior year amounts have been made to conform to the current year presentation.

Recent Accounting Pronouncements

In June 2016, the Financial Accounting Standards Board (“FASB”) issued a new credit loss standard that changes the impairment model for most financial assets and certain other instruments. The standard is effective for public business entities for annual periods beginning after December 15, 2019, and interim periods within those years. Early adoption is permitted for all entities for annual periods beginning after December 15, 2018, and interim periods within those years. The Company is in the process of assessing the impact of the adoption of the standard on its financial statements.

In March 2016, FASB issued an Accounting Standards Update on changing certain aspects of accounting for share-based payments to employees. The new guidance will require all income tax effects of awards to be recognized in the income statement when the awards vest or are settled. It also will allow an employer to repurchase more of an employee’s shares than it can today for tax withholding purposes without triggering liability accounting, and to make a policy election to account for forfeitures as they occur. The guidance is effective for public business entities for fiscal years beginning after December 15, 2016, and interim periods within those years. Early adoption is permitted, but all of the guidance must be adopted in the same period. The Company is in the process of assessing the impact of the adoption of the standard on its financial statements.

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

In April 2015, the FASB issued ASU No. 2015-03 amended requirements that require debt issuance costs, related to a recognized debt liability, to be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability, effective for the Company beginning January 1, 2016 and applied retroactively for all consolidated balance sheets presented. The Company applied the amended presentation requirements in the first quarter 2016, which resulted in the reclassification of $0.4 million of debt issuance costs in the Company’s balance sheet from other long-term assets to long-term notes payable at December 31, 2015.

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

3. Short-Term Investments

The Company invests in various securities, principally in debt instruments of financial institutions and corporations. The following represents a summary of the estimated fair value of short-term investments at June 30, 2016 and December 31, 2015 (in thousands):

At June 30, 2016	Maturity (in years)	Amortized Cost	Unrealized Gain	Unrealized Loss	Estimated Fair Value
Available-for-sale investment securities:
Commercial paper	Less than 1	$23,703	$4	$(1)	$23,706
Trading securities:
Mutual funds held for nonqualified deferred compensation plan participants		$346	$18	$(2)	$362
Total		$24,049	$22	$(3)	$24,068

At December 31, 2015	Maturity (in years)	Amortized Cost	Unrealized Gain	Unrealized Loss	Estimated Fair Value
Available-for-sale investment securities:
Commercial paper	Less than 1	$21,712	$23	$—	$21,735
US Treasuries	Less than 1	2,035	—	(1)	$2,034
Government-sponsored enterprise securities	Less than 1	4,029	—	(2)	4,027
		$27,776	$23	$(3)	$27,796
Trading securities:
Mutual funds held for nonqualified deferred compensation plan participants		$224	$1	$(3)	$222
Total		$28,000	$24	$(6)	$28,018

4. Inventory

Inventory consisted of the following (in thousands):

	June 30,	December 31,
	2016	2015
Raw materials	$12,071	$10,606
Work in process	4,595	3,394
Finished goods	5,026	3,543
Total	$21,692	$17,543

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

The following table presents information about the Company’s financial assets and liabilities measured at fair value on a recurring basis as of June 30, 2016 and December 31, 2015, and indicates the fair value hierarchy of the valuation techniques utilized by the Company to determine such fair value (in thousands):

		Fair Value Measurements at
		June 30, 2016
		(Level 1)	(Level 2)	(Level 3)
Assets
Cash equivalents (1)	$13,639	$13,639	$—	$—
Commercial paper	23,706	—	23,706	—
Mutual funds held for nonqualified deferred compensation plan participants (2)	362	362	—	—
Total assets	$37,707	$14,001	$23,706	$—

Liabilities
Deferred compensation (2)	$362	$362	$—	$—
Total liabilities	$362	$362	$—	$—

		Fair Value Measurements at
		December 31, 2015
		(Level 1)	(Level 2)	(Level 3)
Assets
Cash equivalents (1)	$23,402	$23,402	$—	$—
Commercial paper	21,735	—	21,735	—
Mutual funds held for nonqualified deferred compensation plan participants (2)	222	222	—	—
US Treasuries	2,034	2,034	—	—
Government-sponsored enterprise securities	4,027	—	4,027	—
Total assets	$51,420	$25,658	$25,762	$—
Liabilities
Deferred compensation (2)	$222	$222	$—	$—
Total liabilities	$222	$222	$—	$—

(1)	Cash equivalents included money market funds and commercial paper with a maturity of three months or less from the date of purchase.
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

The Company’s Level 2 financial instruments are valued using market prices on less active markets with observable valuation inputs such as interest rates and yield curves. The Company obtains the fair value of Level 2 financial instruments from quoted market prices, calculated prices or quotes from third-party pricing services. The Company validates these prices through independent valuation testing and review of portfolio valuations provided by the Company’s investment managers. There were no transfers between Level 1 and Level 2 securities during the six months ended June 30, 2016.

6. Term Loan Agreement

In January 2016, the Company entered into Amendment No. 3 to Term Loan Agreement with Capital Royalty Partners (“Third Amendment”), which was previously amended by Consent and Amendment Agreement, dated June 20, 2014, and Omnibus Amendment Agreement No. 2, dated February 23, 2015.

Under the Term Loan Agreement, the Company had aggregate borrowings outstanding of $30.2 million (such amount, the “First Tranche”) as of December 31, 2015. Under the Third Amendment, the Company borrowed $15.0 million (such amount, the “Second Tranche”) in January 2016, and the Third Amendment provides the Company with a one-time option to draw up to an additional $35.0 million in increments of $5.0 million on or before December 31, 2016 (such amount, to the extent drawn, the “Third Tranche”).

The other principal terms of the Term Loan Agreement were not amended by the Third Amendment. Accordingly, interest continues to be payable, at the Company’s option, (i) in cash at a rate of 11.5% per annum or (ii) at a rate of 9.5% of the 11.5% per annum in cash and 2.0% of the 11.5% per annum (the “PIK Loan”) to be added to the principal of the loan and subject to accruing interest. Interest-only payments continue to be due quarterly on March 31, June 30, September 30 and December 31 of each year of the interest-only payment period, which ends on December 31, 2019. The principal balance continues to be due in full at the end of the term of the loan, which is March 31, 2020 (the “Maturity Date”). The Term Loan Agreement provides for prepayment fees in an amount equal to one percent (1.0%) of the outstanding balance of the loan if the loan is repaid prior to March 31, 2017, after which there is no prepayment fee. The term loan is collateralized by all assets of the Company. The principal financial covenants continue to require that the Company attain minimum annual revenues of $65.0 million in 2016, $80.0 million in 2017 and $95.0 million each year thereafter until the Maturity Date. At June 30, 2016, the Company was in compliance with all of the covenants in the Term Loan Agreement.

The Company had elected to pay interest in cash at a rate of 11.5% per annum through September 30, 2015. Beginning October 1, 2015, the Company elected to pay interest in cash at a rate of 9.5% per annum and to have 2.0% per annum added to the principal of the loan. As a result, $440,000 and $153,000 was added to the principal of the loan for the six months ended June 30, 2016 and the three months ended December 31, 2015, respectively. The Company had $45.6 million of aggregate borrowings outstanding under the Term Loan Agreement as of June 30, 2016.

Pursuant to the Third Amendment, the Company has agreed to pay, on the earlier of (i) the Maturity Date; (ii) the date that the loan under the Term Loan Agreement becomes due, and (iii) the date on which the Company makes a voluntary pre-payment of the loan, a financing fee equal to three percent (3.0%) of the sum of (x) the aggregate amount of the Second Tranche and Third Tranche drawn, and (y) any PIK Loans issued in relation to the Second Tranche and Third Tranche (collectively, the “Back End Financing Fee”). As of June 30, 2016 the Company had accrued $0.5 million for the Back End Financing Fee in other long-term liabilities and as contra-debt in notes payable--long-term on the accompanying balance sheet.

The Company treated this amendment as a modification. The present value of the future cash flows under the Third Amendment did not exceed the present value of the future cash flows under the previous terms by more than 10%. The Back End Financing Fee and the remaining balance of debt issuance costs and debt discount of the loan are amortized to interest expense over the remaining term of the Third Amendment using the effective interest method.

7. Stockholders’ Equity

Public Offering

In the first quarter of 2015, the Company completed a public offering of 6,037,500 shares of its common stock at a public offering price of $11.50 per share. Net cash proceeds from the public offering were approximately $64.9 million, after deducting underwriting discounts, commissions and offering expenses paid by the Company.

Shares Reserved for Future Issuance

The following shares of the Company’s common stock were reserved for future issuance at June 30, 2016:

Shares underlying outstanding warrants	990,031
Shares underlying outstanding stock options	6,774,815
Shares authorized for future equity award grants	2,058,291
Shares authorized for issuance as ESPP awards	520,420
10,343,557

The Company issued 108,299 shares of its common stock upon the exercise of stock options and warrants during the six months ended June 30, 2016, and issued 260,091 shares of its common stock upon the exercise of stock options and warrants during the year ended December 31, 2015.

The ESPP enables eligible employees to purchase shares of the Company’s common stock using their after tax payroll deductions, subject to certain conditions. The ESPP consists of a two-year offering period with four six-month purchase periods which begin in May and November of each year. There were 250,367 shares of the Company’s common stock purchased under the ESPP during the six months ended June 30, 2016, and 302,171 shares of the Company’s common stock purchased under the ESPP during the year ended December 31, 2015.

Stock-Based Compensation

The assumptions used in the Black-Scholes option-pricing model are as follows:

	Stock Option
	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2016	2015	2016	2015
Weighted average grant date fair value (per share)	$4.36	$7.24	$3.79	$7.67
Risk-free interest rate	1.4%	1.7%	1.4%	1.7%
Expected dividend yield	0.0%	0.0%	0.0%	0.0%
Expected volatility	56.0%	66.1%	55.5%	67.4%
Expected term (in years)	6.1	6.1	6.1	6.1

	ESPP
	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2016	2015	2016	2015
Weighted average grant date fair value (per share)	$2.69	$4.98	$2.69	$4.98
Risk-free interest rate	0.6%	0.3%	0.6%	0.3%
Expected dividend yield	0.0%	0.0%	0.0%	0.0%
Expected volatility	56.9%	62.1%	56.9%	62.1%
Expected term (in years)	1.3	1.3	1.3	1.3

The following table summarizes the allocation of stock-based compensation expense (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2016	2015	2016	2015
Cost of sales	$269	$307	$509	$631
Selling, general & administrative	2,422	2,602	4,672	5,580
Research and development	338	351	648	822
Total	$3,029	$3,260	$5,829	$7,033

The total stock-based compensation capitalized as part of the cost of inventory was $0.2 million and $0.1 million at June 30, 2016 and December 31, 2015, respectively.

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

Under the DexCom Agreement, the Company paid DexCom $1.0 million at the commencement of the collaboration in 2012, $1.0 million in 2014 upon the achievement of t:slim G4 pre-market approval (“PMA”) submission to the U.S. Food and Drug Administration (“FDA”) and an additional $1.0 million in September 2015 upon obtaining approval of the PMA submission from the FDA. All payments were recorded as research and development costs in their respective years.

Additionally, upon commercialization and as compensation for the non-exclusive license rights, under the original DexCom Agreement the Company agreed to pay DexCom a royalty calculated at $100 per integrated system sold.

In September 2015, the Company entered into an amendment to the DexCom Agreement (the “Amendment”). Pursuant to the Amendment, in lieu of the $100 royalty payment for each integrated system sold, the Company will commit $100 of each t:slim G4 integrated system sold to incremental marketing activities associated with t:slim G4 integrated systems that are in addition to a level of ordinary course marketing activities or marketing activities to support other Company and DexCom jointly funded development projects. The committed marketing fund is recorded as an increase to cost of sales and current liability in the period that the related t:slim G4 sale is recorded. The Company has recorded such marketing fund activities of $0.3M and $0.5M for the three and six months ended June 30, 2016, respectively. As of June 30, 2016 and December 31, 2015, the Company has recorded a marketing fund liability of $0.8 million and $0.4 million, respectively, in other current liabilities on the accompanying balance sheet.

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

In February 2016, the Company and JDRF entered into a termination agreement (“JDRF Termination Agreement”), where both parties mutually terminated the JDRF Agreement. As of December 31, 2015, milestone payment achievements totaled $0.7 million, and research and development costs were offset cumulatively by $0.5 million. Under the terms of the JDRF Termination Agreement, the Company agreed to repay JDRF $0.7 million, which is equal to the amount of milestone payments received by the Company to date. The Company accrued for the repayment in other current liabilities on the accompanying balance sheet as of December 31, 2015 and repaid such amount during the first quarter of 2016.

9. Commitments and Contingencies

From time to time, the Company may be subject to legal proceedings or regulatory encounters or other matters arising in the ordinary course of business, including actions with respect to intellectual property, employment, product liability, and contractual matters. In connection with these matters, the Company assesses, on a regular basis, the probability and range of possible loss based on the developments in these matters. A liability is recorded in the financial statements if it is believed to be probable that a loss has been incurred and the amount of the loss can be reasonably estimated. Because of the uncertainties related to the occurrence, amount, and range of loss on any pending actions, the Company is currently unable to predict their ultimate outcome, and, with respect to any pending litigation or claim where no liability has been accrued, to make a meaningful estimate of the reasonably possible loss or range of loss that could result from an unfavorable outcome. At each of June 30, 2016 and December 31, 2015, there were no material matters for which the negative outcome was considered probable or estimable.

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

Overview

We are a medical device company with an innovative approach to the design, development and commercialization of a family of products for people with insulin-dependent diabetes. Our advantage is rooted in our unique consumer-focused approach and proprietary technology platform. This allows us to deliver innovative hardware and software solutions to meet the various needs and preferences of people with diabetes and their healthcare providers. We currently manufacture and sell three insulin pump products in the United States that are designed to address large and differentiated segments of the insulin-dependent diabetes market:

•	the t:slim Insulin Delivery System, or t:slim, our flagship product that can easily and discreetly fit into a pocket,
•	the t:flex Insulin Delivery System, or t:flex, for people with greater insulin needs, and
•	the t:slim G4 Insulin Delivery System, or t:slim G4, the first Continuous Glucose Monitoring, CGM, enabled pump with touch-screen simplicity.

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

In July 2016, we received clearance from the FDA to begin offering the Tandem Device Updater, which is a Mac® and PC-compatible tool for the remote update of Tandem insulin pump software. This tool allows us to provide our customers access to new and enhanced features faster than the industry has been able to in the past, and separate from the typical multi-year warranty hardware replacement cycle. The first use of the Tandem Device Updater will be for deployment of the latest t:slim Insulin Pump software to in-warranty t:slim Pumps purchased before April 2015. Future software improvements and enhancements will be implemented through the Tandem Device Updater as they are cleared for commercial distribution.

We have a number of products and product enhancements that we plan to launch in the next 12 months, pending appropriate regulatory clearance. In the fourth quarter of 2016, we plan to begin shipping the t:slim X2TM Insulin Pump, a next generation t:slim Pump that is intended to be updatable with PMA classified software, such as CGM integration, using the Tandem Device Updater. Also, during 2017 we plan to launch G5 sensor integration for the t:slim X2 Pump.

We began commercial sales of our first product, t:slim, in August 2012. During 2015, we commenced commercial sales of two additional insulin pumps: t:flex in May 2015 and t:slim G4 in September 2015. Since inception, we have derived nearly all of our revenue from the sale of insulin pumps and associated supplies in the United States. We consider the number of units shipped per quarter to be an important metric for managing our business. We have shipped more than 42,000 insulin pumps since the initiation of our commercial efforts in 2012. Pump shipments are broken down by product and by quarter as follows:

	Pump Units Shipped for Each of the Three Months Ended in Respective Years(1)
	t:slim
	March 31	June 30	September 30	December 31	Total
2012	N/A	9	204	844	1,057
2013	852	1,363	1,851	2,406	6,472
2014	1,723	2,235	2,935	3,929	10,822
2015	2,487	2,957	2,390	1,658	9,492
2016	1,255	1,498	N/A	N/A	2,753

	t:flex
	March 31	June 30	September 30	December 31	Total
2015	N/A	374	555	569	1,498
2016	371	493	N/A	N/A	864

	t:slim G4
	March 31	June 30	September 30	December 31	Total
2015	N/A	N/A	486	4,007	4,493
2016	2,416	2,591	N/A	N/A	5,007

	Total
	March 31	June 30	September 30	December 31	Total
2012	N/A	9	204	844	1,057
2013	852	1,363	1,851	2,406	6,472
2014	1,723	2,235	2,935	3,929	10,822
2015 (2)	2,487	3,331	3,431	6,234	15,483
2016	4,042	4,582	N/A	N/A	8,624

(1)	This table does not reflect returns or exchanges of pump products that occurred in the ordinary course of business.
(2)

During the fourth quarter of 2015, 148 t:slim pumps and two t:flex pumps originally shipped in the third quarter of 2015 were exchanged for t:slim G4 pumps under a limited product exchange program. Amounts for the fourth quarter of 2015 in the table above are adjusted to reflect the impact of the exchange program.

For the three months ended June 30, 2016 and 2015, our sales were $23.0 million and $15.7 million, respectively. For the three months ended June 30, 2016 and 2015, our net loss was $18.3 million and $19.5 million, respectively. For the six months ended June 30, 2016 and 2015, our sales were $43.0 million and $28.0 million, respectively. For the six months ended June 30, 2016 and 2015, our net loss was $38.8 million and $40.7 million, respectively.

A substantial portion of the purchase price of an insulin pump is typically paid for by third-party payors, including private insurance companies, preferred provider organizations and other managed care providers. Access to adequate coverage and reimbursement for our current and future products by third-party payors is essential to the acceptance of our products by customers. Future sales of our current and future products will be limited unless our customers can rely on third-party payors to pay for all or part of the associated purchase cost. For example, effective July 1, 2016, UnitedHealthcare designated one of our competitors as their preferred, in-network durable medical equipment provider of insulin pumps for most customers over the age of 18. We expect this decision will prevent a majority of UnitedHealthcare members from purchasing an insulin pump from us for the foreseeable future. However, in most circumstances in which we do not have contracts established with third-party payors, we utilize our network of national and regional distributors to service our customers.

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

We have experienced considerable sales growth since the commercial launch of t:slim in the third quarter of 2012, while incurring operating losses since our inception. Our operating results may fluctuate on a quarterly or annual basis in the future, in particular in the periods surrounding anticipated and actual regulatory approvals and initial stages of commercialization of new products, and our growth or operating results may not be consistent with predictions made by securities analysts.

In anticipation of our future product launches over the next 12 months, we are offering a Technology Upgrade Program that provides eligible t:slim and t:slim G4 customers a path forward to the t:slim X2 platform under a variable pricing structure. The accounting treatment for this program will include the deferral of some portion, up to 100%, of revenues and cost of goods sold for shipments of eligible pumps beginning in the third quarter of 2016. The opportunity for a customer to receive future upgrades and services represents a right of return or guarantee at the time of the initial product purchase. We have not offered an upgrade program in the past and do not have sufficient history with similar upgrade programs to estimate the number of customers that will participate.   As a result, we anticipate that sales and cost of goods sold for all eligible t:slim and t:slim G4 shipments will be subject to deferral. The amount of revenue and cost of goods sold deferred will vary based on type of the original pump and timing of the initial sales relative to the availability of future products. We expect to recognize the deferred amount of sales and costs of goods sold at the earlier of when the Company’s obligations under the Upgrade Program are satisfied or when the Upgrade Program expires on September 30, 2017. If a customer elects to participate in the Upgrade Program, the Company will recognize upgrade fees that it receives and the associated costs at the time of fulfilling the given obligation.

We believe that the timing of the commercial launch of the t:slim X2 pump may negatively impact our aggregate pump shipments during the three months ended September 30, 2016 and may cause further fluctuations throughout the duration of the Technology Upgrade Program. In particular, in the period leading up to the commercial launch of the t:slim X2 pump, there will be an increasing number of customers anticipating its availability and may delay their purchasing decisions until they could include the t:slim X2 in their decision-making process.

On June 30, 2016, we entered into a Lease Agreement for additional facilities to consolidate substantially all of our manufacturing, warehousing and other operational needs during 2017. The initial lease term is expected to commence on or about December 1, 2016 for an 84-month period. The initial monthly base rent for the premises is approximately $45,000 per month and will increase annually by 3.0%. No base rent will be due under the lease for a seven-month period, commencing on the later of February 1, 2017 or the actual lease commencement date. We are also required to pay certain ongoing expenses associated with the facility throughout the duration of the Lease Agreement, as well as a fee associated with access to an affiliated amenities center. The Lease Agreement allows for a tenant improvement allowance, the TI Allowance, of up to approximately $3.4 million to be applied to non-structural improvements to the building. Any amounts utilized by us from the TI Allowance will be subject to an interest accrual at a rate of 8.0% per annum and must be repaid in monthly installments paid concurrently with the base rent. We retain the right at any time during the lease term to prepay all or any portion of the TI Allowance drawn and outstanding without penalty. We currently intend to utilize the entire TI Allowance for improvements to the building over the next six to nine months. We also expect to make additional improvements to the building during this period.

From inception through June 30, 2016, we have primarily financed our operations through sales of equity securities, and, to a lesser extent, debt financings. We expect to continue to incur net losses for the next several years, and may require additional capital through equity and debt financings in order to fund our operations until we achieve a level of revenue adequate to support our cost structure.

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

We believe our recent expansion of our sales, clinical and marketing infrastructure will allow us to engage with more potential customers, their caregivers and healthcare providers on a more frequent basis to promote our products. Our quarterly sales may also fluctuate on a quarterly basis in the future due to a variety of factors, including the impact of:

•

seasonality associated with summer vacations, annual deductibles and coinsurance requirements associated with most medical insurance plans utilized by our individual customers and the individual customers of our distributors,

•	the buying patterns of our distributors and other customers,
•	the size and timing of sales force expansions,
•	anticipated and actual regulatory approvals of new products by us or our competitors, and
•	our recently announced Technology Upgrade Program and its related financial and accounting impact.

We have experienced and expect to continue to experience sequential growth of product shipments in each quarter from the first quarter to the fourth quarter, and we also expect sequential product shipments from the fourth quarter to the following first quarter to decrease. In 2015, we believe that the timing of the regulatory approval and commercial launch of t:slim G4 contributed to our product shipments being weighted even more heavily towards the fourth quarter of the year. In 2016, we expect the quarterly product shipments distribution to be similar to what we have experienced historically, excluding the impact of the Technology Upgrade Program, due to the combined effect of the increasing productivity of our existing sales force and the newer members of our sales force that were added in the first quarter of 2016, the anticipated contribution from product enhancements, and pump renewal opportunities that will begin in the fourth quarter.

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

We expect our overall gross margin percentage, which for any given period is calculated as sales less cost of sales divided by sales, to improve over the long term, as our sales increase and we have more opportunities to spread our overhead costs over larger production volumes. We expect that we will be able to leverage our manufacturing cost structure among our pump products that utilize the same core infrastructure. However, we do expect our overall gross margin to fluctuate in future quarterly periods as a result of numerous factors besides those associated with production volumes, such as the Technology Upgrade Program and its related financial and accounting impact, the changing mix of products sold with different gross margins, the changing percentage of products sold to distributors versus directly to individual customers, varying levels of reimbursement among third-party payors, the timing and success of new product launches, warranty and training costs, and changes in our manufacturing processes, costs or output, changes in our manufacturing capacity or output as well as the impact of implementing additional automated manufacturing equipment and expanding our manufacturing facilities as we attempt to manufacture our products on a larger scale.

Selling, General and Administrative

Our selling, general and administrative or SG&A expenses primarily consist of salary, cash-based incentive compensation, fringe benefits and non-cash stock-based compensation for our executive, financial, marketing, sales, business development, regulatory affairs and administrative functions. Other significant SG&A expenses include those incurred for product demonstration samples, commercialization activities associated with new product launches, travel, trade shows, outside legal fees, independent auditor fees, outside consultant fees, insurance premiums, facilities costs and information technology costs. We expect our SG&A expenses to increase as our business expands, including potential future expansions of the number of sales territories in which we operate.

Research and Development

Our research and development or R&D activities primarily consist of engineering and research programs associated with our products under development, as well as R&D activities associated with our core technologies and processes. R&D expenses are primarily related to employee compensation, including salary, fringe benefits, non-cash stock-based compensation and temporary employee expenses. We also incur R&D expenses for supplies, development prototypes, outside design and testing services, depreciation, allocated facilities and information services, payments under our licensing, development and commercialization agreements and other indirect costs. We expect our R&D expenses, including clinical trial costs, to increase as we initiate and advance our development projects.

Other Income and Expense

Our other income and expense primarily consists of interest expense and amortization of debt discount and debt issuance costs associated with the Term Loan Agreement. At June 30, 2016, there was $45.6 million of outstanding principal under the Term Loan Agreement, which accrues interest at a rate of 11.5% per annum. We expect interest expense to increase in 2016 as a result of additional borrowings under the Term Loan Agreement (see the section below entitled “Indebtedness”).

Results of Operations

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(in thousands, except percentages)	2016	2015	2016	2015
Sales	$22,985	$15,706	$43,043	$28,014
Cost of sales	14,809	10,905	27,939	20,406
Gross profit	8,176	4,801	15,104	7,608
Gross margin	36%	31%	35%	27%
Operating expenses:
Selling, general and administrative	21,087	19,599	43,084	38,954
Research and development	4,142	3,873	8,310	7,735
Total operating expenses	25,229	23,472	51,394	46,689
Operating loss	(17,053)	(18,671)	(36,290)	(39,081)
Other income (expense), net:
Interest and other income	107	61	225	160
Interest and other expense	(1,379)	(923)	(2,744)	(1,821)
Total other expense, net	(1,272)	(862)	(2,519)	(1,661)
Net loss	$(18,325)	$(19,533)	$(38,809)	$(40,742)

Comparison of the Three Months Ended June 30, 2016 and 2015

Sales. Sales for the three months ended June 30, 2016 were $23.0 million, representing an increase of 46% compared to sales of $15.7 million for the same period in 2015.

For the three months ended June 30, 2016 and 2015, sales of insulin pumps accounted for 79% and 83% of sales, respectively, while sales of pump-related supplies primarily accounted for the remainder of our sales during those periods. Sales of accessories were not material in either of the reported periods.

The increase in sales during the three months ended June 30, 2016 compared to the same period in 2015 was primarily attributable to a 38% increase in pump shipments from 3,331 in the second quarter of 2015 to 4,582 in the second quarter of 2016. The increase in sales during the three months ended June 30, 2016 compared to the same period in 2015 was also attributable to an increase in sales of pump supplies from our growing installed base.

Sales to distributors accounted for 75% and 78% of our total sales for the three months ended June 30, 2016 and 2015, respectively. The percentage of sales to distributors versus direct customers is principally determined by the mix of customers ordering our products within the period and whether or not we have a contractual arrangement with their underlying third-party insurance payor. We anticipate sales to distributors as a percentage of our total sales to decrease modestly as a result of UnitedHealthcare’s decision to designate one of our competitors as their preferred, in-network durable medical equipment provider of insulin pumps for most customers over the age of 18.

Cost of Sales and Gross Profit. Our cost of sales for the three months ended June 30, 2016 was $14.8 million, representing an increase of 36% compared to $10.9 million for the same period in 2015. Gross profit for the three months ended June 30, 2016 was $8.2 million and gross margin was 36%, compared to gross profit of $4.8 million and gross margin of 31% for the same period in 2015.

The increase in our gross margin for the three months ended June 30, 2016 from the comparable period in 2015 was primarily due to a decrease in per-unit manufacturing overhead costs of our products, which was driven by increased production volumes and manufacturing efficiencies. We continue to increase our manufacturing operations and costs as we address increasing production volume requirements. Our manufacturing overhead costs have been, and we expect they will continue to be, a significant component of the costs of our products. As a result our manufacturing overhead costs have impacted, and may continue to impact, our gross margins as we attempt to manufacture our products on a larger scale, change our manufacturing processes, change our manufacturing capacity or output, implement additional automated manufacturing equipment and expand our manufacturing facilities. The gross margin was also positively impacted by the percentage of products sold to distributors versus directly to individual customers and the varying levels of reimbursement among third-party payors on our direct business. This increase was partially offset by an increase in sales of pump-related supplies, which generally have lower gross margins than our insulin pumps.

Gross margin for both pumps and cartridges improved during the three months ended June 30, 2016 as compared to the same period in 2015. Our gross margin on the insulin pumps was higher than our gross margin on pump-related supplies for the quarters ended June 30, 2016 and 2015, and is expected to remain higher in the future. Other factors that impact our gross margins include warranty and training costs, new product launch scale-up, and other changes in our manufacturing processes, costs and output.

Selling, General and Administrative Expenses. SG&A expenses increased 8% to $21.1 million for the three months ended June 30, 2016 from $19.6 million for the same period in 2015. The increase in SG&A expenses was primarily associated with the expansion of our commercial operations during the first quarter of 2016. We expanded the number of our sales territories from 60 to 72 during the first quarter of 2016, as well as increased our customer and technical support personnel to service our growing customer base. Territories are maintained by sales representatives and field clinical specialists, and supported by managed care liaisons, additional sales management and other customer support personnel. Employee-related expenses for our sales, general and administrative functions comprise the majority of the SG&A expenses. Employee-related expenses in the second quarter of 2016 increased $1.4 million, including an increase of $1.7 million in salaries, offset by a decrease in non-cash stock-based compensation of $0.2 million.

Research and Development Expenses. R&D expenses increased 7% to $4.1 million for the three months ended June 30, 2016 from $3.9 million for the same period in 2015, primarily associated with an increase in employee-related expenses.

Other Income and Expense. Other expense for the three months ended June 30, 2016 and 2015 was $1.4 million and $0.9 million, respectively. Other expense for both periods was primarily comprised of interest expense associated with the Term Loan Agreement. The increase in expense was due to $15.0 million of additional borrowing under the Third Amendment in 2016. Interest currently accrues at a rate of 11.5% of the outstanding principal balances of $45.6 million and $30.0 million as of June 30, 2016 and June 30, 2015, respectively. Other income for both periods presented was not material.

Comparison of the Six Months Ended June 30, 2016 and 2015

Sales. Sales for the six months ended June 30, 2016 were $43.0 million, representing an increase of 54% compared to sales of $28.0 million for the same period in 2015.

For the six months ended June 30, 2016 and 2015, sales of insulin pumps accounted for 80% and 82% of sales, respectively, while sales of pump-related supplies primarily accounted for the remainder of our sales during those periods. Sales of accessories were not material in either of the reported periods.

The increase in sales during the six months ended June 30, 2016 compared to the same period in 2015 was primarily attributable to a 48% increase in pump shipments from 5,818 in the first six months of 2015 to 8,624 in the first six months of 2016. During the first six months of 2016, we expanded from 60 to 72 sales territories. The increase in sales during the six months ended June 30, 2016 compared to the same period in 2015 was also attributable to an increase in sales of pump supplies from our growing installed base.

 Sales to distributors accounted for 76% and 77% of our total sales for the six months ended June 30, 2016 and 2015, respectively. The mix of sales to distributors versus direct customers is principally determined by whether or not we have a contractual arrangement with the underlying third-party insurance payor.

Cost of Sales and Gross Profit. Our cost of sales for the six months ended June 30, 2016 was $27.9 million, representing an increase of 37% compared to $20.4 million for the same period in 2015. Gross profit for the six months ended June 30, 2016 was $15.1 million and gross margin was 35% compared to gross profit of $7.6 million and gross margin of 27% for the same period in 2015.

The increase in our gross margin for the six months ended June 30, 2016 from the comparable period in 2015, was primarily due to a decrease in per-unit manufacturing overhead costs of our products, which was driven by increased production volumes and manufacturing efficiencies. The gross margin was also positively impacted by the percentage of products sold to distributors versus directly to individual customers and the varying levels of reimbursement among third-party payors on our direct business. This increase was partially offset by an increase in sales of pump-related supplies, which generally have lower gross margins than our insulin pumps.

Selling, General and Administrative Expenses. SG&A expenses increased 11% to $43.1 million for the six months ended June 30, 2016 from $39.0 million for the same period in 2015. The increase in SG&A expenses was primarily associated with the expansion of our commercial operations during the first quarter of 2016. Employee-related expenses for our sales, general and administrative functions comprise the majority of the SG&A expenses. Such employee-related expenses increased $3.2 million in the six months ended June 30, 2016 as compared to the same period in 2015, including an increase of $3.4 million in salaries and $0.7 million in sales commissions and bonuses, offset by a decrease in non-cash stock-based compensation of $0.9 million. SG&A expenses also increased $0.9 million associated with outside services, marketing and promotional activities, tradeshows and travel expenses.

Research and Development Expenses. R&D expenses increased 7% to $8.3 million for the six months ended June 30, 2016 from $7.7 million for the same period in 2015, primarily associated with an increase in employee-related expenses and expenses for outside services.

Other Income and Expense. Other expense for the six months ended June 30, 2016 and 2015 was $2.7 million and $1.8 million, respectively. Other expense for both periods was primarily comprised of interest expense associated with the Term Loan Agreement. The increase in expense was due to $15.0 million of additional borrowing under the Third Amendment in the six months ended June 30, 2016. Interest currently accrues at a rate of 11.5% of the outstanding principal balances of $45.6 million and $30.2 million as of June 30, 2016 and December 31, 2015, respectively. Other income for both periods presented was not material.

Liquidity and Capital Resources

At June 30, 2016, we had $56.3 million in cash, cash equivalents and short-term investments, which included $2.0 million of restricted cash. We believe that our cash on hand, cash generated from operations, cash available under the Term Loan Agreement, proceeds from the exercise of options and warrants, and proceeds from employee contributions for the purchase of our common stock through our ESPP will be sufficient to satisfy our liquidity requirements for at least the next 12 months. We expect that our sales performance and the resulting operating income or loss, as well as the status of each of our new product development programs, will significantly impact our cash management decisions. We have utilized, and may continue to utilize, debt arrangements with debt providers and financial institutions to finance our operations. Factors such as interest rates, repayment terms and available cash will impact our decision regarding whether to continue to utilize debt arrangements as a source of cash, including whether to draw additional amounts available to us under the Term Loan Agreement. In November 2013, we completed an initial public offering of common stock that resulted in net proceeds of approximately $125.0 million, and in the first quarter of 2015 we completed a public offering of common stock that resulted in net proceeds of approximately $64.9 million. In the future, we may give consideration to additional public offerings of equity securities as a source of financing. In December 2014, we filed a registration statement on Form S-3 with the Securities and Exchange Commission (“SEC”), which was declared effective on December 19, 2014. Under this shelf registration statement, we may from time to time offer and sell any combination of common stock, preferred stock, warrants or units in one or more offerings.

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

The following table shows a summary of our cash flows for the six months ended June 30, 2016 and 2015:

	Six Months Ended
	June 30, 2016
(in thousands)	2016	2015
Net cash provided by (used in):
Operating activities	$(29,437)	$(34,180)
Investing activities	45	(17,968)
Financing activities	16,554	66,893
Total	$(12,838)	$14,745

Operating activities. Net cash used in operating activities was $29.4 million for the six months ended June 30, 2016, compared to $34.2 million for the same period in 2015. The change in net cash used in operating activities was primarily associated with a decrease in our operating loss and changes in working capital. The changes in working capital were primarily due to improvement in cash collection from accounts receivable and changes in accounts payable, employee-related liabilities and other current liabilities, and offset by an increase in inventory to meet higher production volumes, including those associated with new products, and an increase in prepaid expenses.

Investing activities. Net cash provided by investing activities was $45,000 for the six months ended June 30, 2016, which was primarily related to the purchase of $22.7 million of short-term investments and $4.0 million of property and equipment, offset by proceeds from maturities of short-term investments of $26.8 million. Net cash used in investing activities was $18.0 million for the six months ended June 30, 2015, which was primarily related to the net purchase of $59.0 million in short-term investments and $2.4 million of property and equipment, offset by proceeds from maturities of short-term investments of $43.5 million.

Financing activities. Net cash provided by financing activities was $16.6 million for the six months ended June 30, 2016, which was primarily the result of net proceeds in the amount of $15.0 million in connection with the Third Amendment and $1.6 million in proceeds from the issuance of common stock through our ESPP, as well as the exercise of outstanding stock options and warrants. Net cash provided by financing activities was $66.9 million for the six months ended June 30, 2015, which was primarily the result of the net proceeds from a public offering of our common stock in the amount of $64.9 million and $2.0 million in proceeds from the issuance of common stock through our ESPP, as well as the exercise of outstanding stock options and warrants.

Our liquidity position and capital requirements are subject to fluctuation based on a number of factors. For example, our cash inflow and outflow may be impacted by the following:

•	our ability to generate sales and the timing of those sales from period to period;

•	fluctuations in gross margins and operating margins;

•	fluctuations in working capital; and

•	our decision whether to draw additional amounts available under the Term Loan Agreement.

Our primary short-term capital needs, which are subject to change, include expenditures related to:

•	support of our commercialization efforts related to our current and future products;

•	costs associated with the Technology Upgrade Program;

•	improvements in our manufacturing capacity and efficiency;

•	new research and product development efforts;

•	payment of interest due under the Term Loan Agreement;

•	the acquisition of equipment and other fixed assets;

•	facilities expansion needs; and

•	payments under our licensing, development and commercialization agreements.

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

Indebtedness

Term Loan Agreement

At December 31, 2015, we had $30.2 million aggregate borrowings outstanding under the Term Loan Agreement. In January 2016, we entered into a third amendment to our Term Loan Agreement, which allowed us to borrow up to an additional $50.0 million. We borrowed $15.0 million in January 2016, and the Third Amendment provides us with a one-time option to draw up to an additional $35.0 million in increments of $5.0 million on or before December 31, 2016.

Under the Term Loan Agreement, interest is payable, at our option, (i) in cash at a rate of 11.5% per annum or (ii) at a rate of 9.5% of the 11.5% per annum in cash and 2.0% of the 11.5% per annum to be added to the principal of the loan and subject to accruing interest. Interest-only payments are due quarterly on March 31, June 30, September 30 and December 31 of each year of the interest-only payment period, which ends on December 31, 2019. The principal balance is due in full at the end of the term of the loan which is March 31, 2020. The Term Loan Agreement provided for prepayment fees in an amount equal to 1.0% of the outstanding balance of the loan if the loan is repaid prior to March 31, 2017, after which there is no prepayment fee.

We had elected to pay interest in cash at a rate of 11.5% per annum through September 30, 2015. For the six months ended June 30, 2016 and the three months ended December 31, 2015, we elected to pay interest in cash at a rate of 9.5% per annum and to have a rate of 2.0% per annum added to the principal of the loan. As a result, $442,000 and $153,000 was added to the principal of the loan for the six months ended June 30, 2016 and the three months ended December 31, 2015, respectively. As of June 30, 2016, we had $45.6 million of aggregate borrowings outstanding under the Term Loan Agreement.

The loan is collateralized by all of our assets. The Term Loan Agreement also imposes various affirmative and negative covenants on us. The principal financial covenants require that we attain minimum annual revenues of $65.0 million in 2016, $80.0 million in 2017 and $95.0 million each year thereafter until the end of the term of the loan. At June 30, 2016, we were in compliance with all of the covenants in the Term Loan Agreement.

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

As of June 30, 2016, we did not have any off-balance sheet arrangements.

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

Because of the short-term maturities of our financial instruments, we do not believe that an increase or decrease in market interest rates would have any significant impact on the realized value of our investment portfolio. If a 10% change in interest rates were to have occurred on June 30, 2016, this change would not have had a material effect on the fair value of our investment portfolio as of that date.

The interest rate under the Term Loan Agreement is fixed and not subject to changes in market interest rates.

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

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities and Exchange Act of 1934, as amended (the “Exchange Act”) that are designed to ensure that information required to be disclosed in our periodic and current reports that we file with the SEC is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate, to allow for timely decisions regarding required disclosure. In designing and evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable and not absolute assurance of achieving the desired control objectives. In reaching a reasonable level of assurance, management necessarily is required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures. In addition, the design of any system of controls is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions. Over time, controls may become inadequate because of changes in conditions, or the degree of compliance with policies or procedures may deteriorate. Control systems can also be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the control. Because of the inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and not be detected.

As of June 30, 2016, we carried out an evaluation, under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based on this evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of June 30, 2016.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) during the quarter ended June 30, 2016 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings

From time to time we may be involved in various disputes and litigation matters that arise in the ordinary course of business. We are currently not a party to any material legal proceedings. There can be no assurance that existing or future legal proceedings arising in the ordinary course of business or otherwise will not have a material adverse effect on our business, financial position, results of operations or cash flows.

Item 1A. Risk Factors

The following sets forth certain risk factors associated with our business. The risk factors set forth below marked with an asterisk (*) next to the title contain changes to the description of the risk factors associated with our business previously disclosed in Part I, Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2015.

An investment in our common stock involves risks. You should consider carefully the risks described below, together with all of the other information included in this Quarterly Report, as well as in our other filings with the SEC, in evaluating our business. If any of the following risks actually occur, our business, financial condition, operating results and future prospects could be materially and adversely affected. In that case, the trading price of our common stock may decline and you might lose all or part of your investment. The risks described below are not the only ones we face. Additional risks that we currently do not know about or that we currently believe to be immaterial may also impair our business, financial condition, operating results and prospects. Certain statements below are forward-looking statements.

Risks Relating to Our Business and our Industry

We have incurred significant operating losses since inception and cannot assure you that we will achieve profitability.*

Since our inception in January 2006 we have incurred a significant net loss. As of June 30, 2016, we had an accumulated deficit of $359.9 million. To date, we have financed our operations primarily through public and private sales of our equity securities, debt financing with Capital Royalty Partners II L.P. and its affiliated funds, or Capital Royalty Partners, and sales of our products. We have devoted substantially all of our resources to the research and development of our products, the scaling of manufacturing operations and our commercial organization, the commercial launch of our products, and the assembly of a management team to manage our business.

We began commercial sales of our first commercial product, the t:slim pump, in the third quarter of 2012. We began commercial sales of the t:flex pump in the second quarter of 2015 and the t:slim G4 pump in the third quarter of 2015. Since the first quarter of 2013, we have been able to manufacture and sell our insulin pump products at a cost and in volumes sufficient to allow us to achieve a positive overall gross margin. For the years ended December 31, 2015 and 2014, our gross profit was $26.6 million and $15.2 million, respectively. For the three months ended June 30, 2016 and 2015, our gross profit was $8.2 million and $4.8 million, respectively. However, although we have achieved a positive overall gross margin, we still operate at a substantial net loss and expect that we will continue to do so for the next several years.

To implement our business strategy we need to, among other things, grow our sales, clinical and marketing infrastructure to increase sales of our products, fund ongoing research and development activities, expand our manufacturing capabilities, and obtain regulatory clearance or approval to commercialize our products currently under development. We expect our expenses to increase significantly as we pursue these objectives. The extent of our future operating losses and the timing of profitability are highly uncertain, especially given that we intend to launch several new products and product features, and offer a Technology Upgrade Program, which makes forecasting our sales more difficult. Any additional operating losses will have an adverse effect on our stockholders’ equity, and we cannot assure you that we will ever be able to achieve or sustain profitability.

The implementation of our Technology Update Program may result in unanticipated difficulties or costs, which may harm our financial condition or operating results; the Update Program will result in accounting complexities that may be difficult for investors to understand and may lead to confusion when comparing our historical and future financial results. *

In July 2016, we announced the implementation of a Technology Upgrade Program that will allow eligible t:slim and t:slim G4 Pump customers the ability to upgrade from their existing pump to a t:slim X2 Pump, subject to the conditions specified in the Upgrade Program. The Upgrade Program is being offered to provide our existing customers the ability to upgrade to the features and capabilities of the t:slim X2 Pump once it is commercially launched. However, we do not have any experience implementing exchange programs of this type and we may encounter unexpected difficulties or costs in administering or fulfilling our obligations under the Upgrade Program.

If we incur unexpected difficulties or costs in administering the Upgrade Program, or if we do not derive the anticipated benefits to our business from offering the Upgrade Program to our customers, it could have a material adverse effect on our financial condition and operating results.

Furthermore, the implementation of the Upgrade Program will result in a number of accounting complexities that will make comparisons of our future and historical financial results more difficult. In particular, United States generally accepted accounting principles (“GAAP”) prevent the Company from recognizing, at the time of sale, the full amount of the revenue and cost of goods sold associated with the sale of t:slim and t:slim G4 pumps made to eligible customers during the Upgrade Program. Instead, depending on the type of pump sold, the Company will be required to defer some or all of the revenues and costs of goods sold until a later date, which will generally be the earlier of when our obligations under the Upgrade Program are satisfied or when the Upgrade Program expires. The amount and timing of the deferred revenues and cost of goods sold will depend on multiple factors that are based on future events that are difficult to estimate or predict.  In addition, because we have not offered a similar exchange program in the past, we do not have the experience necessary to predict some of these factors. Accordingly, it is very difficult for us to estimate the amount of the deferrals with any level of certainty, which makes it very difficult for us to predict our GAAP results, including revenues and operating margins, with any level of certainty.

Despite our efforts to explain the anticipated accounting treatment, it is possible that investors or analysts will view the accounting treatment or the resulting impact on our GAAP financial results negatively, or it may lead to confusion when comparing our historical and future financial results, which may cause our stock price to decline. In addition, the complexities associated with the accounting treatment, or with the Upgrade Program generally, may cause investors to avoid purchasing our common stock until the impact of the Upgrade Program is better understood or the Company financial results and trends are more predictable, which also may adversely impact our stock price. Finally, while the anticipated accounting treatment for the Upgrade Program as described above represents our current expectations based on information currently available, it is preliminary and subject to change in the future.

Our ability to achieve profitability will depend, in part, on our ability to reduce the per unit cost of our products by increasing production volume and manufacturing efficiency, including by reducing raw material, labor, product-training, expected warranty and manufacturing overhead costs per unit. *

We believe that our ability to reduce the per-unit cost of our insulin pump products and related cartridges will have a significant impact on our ability to achieve profitability. Due to our existing production volumes relative to our potential production capacity, manufacturing costs are currently a significant portion of our per-unit costs. Our manufacturing costs include raw material procurement costs, labor costs, product-training expenses and expected warranty expenses. They also include manufacturing overhead costs, including expenses relating to quality assurance, inventory control, facilities, equipment, information technology, and operations management. If we are unable to sustain or reduce our overall manufacturing costs, including through arrangements such as volume purchase discounts, negotiation of improved pricing, more efficient training programs for customers, and improved warranty performance, it will be difficult to reduce our per unit manufacturing costs and our ability to achieve profitability will be constrained. The per unit cost of our products is significantly impacted by our overall production volumes, and any factors that cause our production volumes to decline, or to grow at a slower rate than we expect, would significantly impact our expected per unit costs. In addition, we may experience disruption in our manufacturing productivity or incur duplicative or incremental costs as we manage the planned relocation of our manufacturing facility. Furthermore, while we currently believe our proprietary technology platform will allow us to gain efficiencies in the design and development of new products, changes in the market that require us to modify or replace our existing platform will reduce the amount of efficiency gained through our platform and increase our expected per unit costs. If we are unable to effectively manage our overall manufacturing costs, while increasing our production volumes, we may not be able to achieve or sustain profitability, which would have an adverse impact on our business and financial condition.

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

Sales of our insulin pumps may be negatively impacted by many factors, including:

●	problems arising from the expansion of our manufacturing capabilities, or destruction, loss, or temporary shutdown of our manufacturing facility;

●	changes in reimbursement rates or policies relating to insulin pumps or similar products or technologies by third-party payors;

●	our inability to enter into contracts with third-party payors on a timely basis and on acceptable terms;

●	claims that any of our insulin pump products, or any component thereof or related supplies, infringes on patent rights or other intellectual property rights of third parties;

●	the failure of our Tandem Device Updater to accurately and timely provide customers with remote access to new product features as anticipated;

●	the potential that other technological breakthroughs for the monitoring, treatment or prevention of diabetes may render our insulin pump products obsolete or less desirable; and

●	adverse regulatory or legal actions relating to our insulin pump products or similar products or technologies.

In addition, sales of any of our current or future insulin pump products with integration of CGM, such as the t:slim G4, are subject to the continuation of our applicable agreements with DexCom, which are subject to termination by DexCom, with or without cause, on relatively short notice.

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

Further, even if we are able to convince people with insulin-dependent diabetes, their caregivers or healthcare providers that our products compare favorably to the products and treatment alternatives offered by our competitors, the rapid evolution of technology and treatment options within our industry may cause consumers to delay the purchase of our products in anticipation of advancements, or the perception that advancements could occur, in our products or the products offered by our competitors. For example, we believe that during the third quarter of 2015 there were consumers interested in purchasing one of our insulin pump products who may have delayed the purchase decision in anticipation of the release of t:slim G4. It is also possible that consumers interested in purchasing any of our future products currently in development, such as the t:slim X2, may delay the purchase of one of our current products.

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

Many third-party payors use coverage decisions and payment amounts determined by the Centers for Medicare and Medicaid Services, or CMS, which administers the U.S. Medicare program, as guidelines in setting their coverage and reimbursement policies. Medicare periodically reviews its reimbursement practices for diabetes-related products. Medicare implemented a competitive bidding process for blood glucose strip reimbursement, which resulted in a significant reduction in the reimbursement rate for those products. More recently, Medicare has also initiated a competitive bidding process for insulin pumps in limited geographies. As a result, there is uncertainty as to the future Medicare reimbursement rate for our products. In addition, those third-party payors that do not follow the CMS guidelines may adopt different coverage and reimbursement policies for our current and future products. It is possible that some third-party payors will not offer any coverage for our current or future products. For instance, effective July 1, 2016 UnitedHealthcare designated one of our competitors as their preferred, in-network durable medical equipment provider of insulin pumps for most customers over the age of 18. We expect this decision will prevent a majority of UnitedHealthcare members from purchasing an insulin pump from us for the foreseeable future. It is possible that other payors may adopt similar policies in the future, which would adversely impact our ability to sell our products.

We currently have contracts establishing reimbursement for our insulin pump products with approximately 156 national and regional third-party payors in the United States. While we anticipate entering into additional contracts with third-party payors and adding coverage for future products under our current agreements, we cannot guarantee that we will succeed in doing so or that the reimbursement contracts that we are able to negotiate will enable us to sell our products on a profitable basis. In addition, contracts with third-party payors generally can be modified or terminated by the third-party payor without cause and with little or no notice to us. Moreover, compliance with the administrative procedures or requirements of third-party payors may result in delays in processing approvals by those third-party payors for customers to obtain coverage for our products. Failure to secure or retain adequate coverage or reimbursement for our current and future products by third-party payors, or delays in processing approvals by those payors, could result in the loss of sales, which could have a material adverse effect on our business, financial condition and operating results.

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

We operate in a very competitive industry and if we fail to compete successfully against our existing or potential competitors, many of whom have greater resources than us, our sales and operating results may be negatively affected. *

The medical device industry is intensely competitive, subject to rapid change and highly sensitive to the introduction of new products or technologies, or other activities of industry participants. We expect our products will compete directly with a number of traditional insulin pumps as well as other methods for the treatment of diabetes. In particular, we expect that the competitive landscape for t:flex, t:slim G4 and our products under development will be similar to that of t:slim.

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

In some instances, our competitors also offer products that include features that we do not currently offer. For instance, Medtronic currently offers a traditional insulin pump that is integrated with a CGM system with a threshold suspend feature, and Insulet offers an insulin pump with a tubeless delivery system that does not utilize an infusion set. Medtronic also recently announced that it has submitted for FDA approval of a new insulin pump product with additional functionality and a new CGM system. For these and other reasons, we may not be able to compete successfully against our current or potential future competitors. As a result, we may fail to meet our strategic objectives and forecasted budget, and our business, financial condition and operating results could be materially and adversely affected.

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

We may face unexpected challenges in marketing, selling and training new customers on the use of our products, which could harm our ability to achieve our sales and service objectives.*

We have only limited experience marketing and selling our products as well as training new customers on their use. For example, we do not have significant experience training new customers on the use of continuous glucose monitoring, which we are required to provide to customers in connection with the commercialization of t:slim G4. As a result, we may face unexpected challenges marketing and selling t:slim G4 and any future products that utilize continuous glucose monitoring. In addition, the vast majority of our existing customers are individuals with type 1 diabetes, and we have only limited experience marketing and selling our products to customers with type 2 diabetes. As a result, we may face unexpected challenges marketing and selling t:flex.

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

These risks are likely to be exacerbated by our limited experience with our current products and manufacturing processes. As demand for our products increases, and as the number of our commercial products expands, we will have to invest additional resources to purchase components, hire and train employees, and enhance our manufacturing processes and quality systems. Over the past year we have implemented several new pieces of equipment that are intended to improve our manufacturing capacity and efficiency and we expect to implement additional equipment and procedures over the next 12-18 months. However, it is possible that we may not derive the anticipated improvements from these investments. We recently entered into a new lease agreement for additional facilities to consolidate substantially all of our manufacturing, warehousing and other operational needs, and any transition of our current manufacturing, warehousing and other operations to a new facility is subject to additional risk and uncertainty. If we fail to increase our production capacity efficiently while also maintaining quality requirements, our sales may not increase in line with our forecasts and our operating margins could fluctuate or decline.

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

Moreover, we monitor and investigate incoming customer complaints on an ongoing basis, particularly following the launch of new products or changes to our existing products. Changes to our existing products may include changes to hardware or software, including remote software updates made using our Tandem Device Updater, or changes to manufacturing methods or procedures. If the results of clinical studies or other experience, such as our monitoring or investigation of customer complaints, indicate that our products may cause or create an unacceptable risk of unexpected or serious complications or other unforeseen negative effects, we could be subject to mandatory product recalls, suspension or withdrawal of FDA clearance or approval, significant legal liability, and harm to our business reputation.

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

If there are significant disruptions in our information technology systems, our business, financial condition and operating results could be adversely affected.*

The efficient operation of our business depends on our information technology systems. We rely on our information technology systems to effectively manage sales and marketing data, accounting and financial functions, manufacturing and quality records, inventory management, product development tasks, research and development data, customer service and technical support functions. Our information technology systems, including those that support t:connect, our cloud-based data management application, and those involved in the operation of our Tandem Device Updater, are vulnerable to damage or interruption from earthquakes, fires, floods and other natural disasters, terrorist attacks, attacks by computer viruses or hackers, power losses, and computer system or data network failures. In addition, our currently marketed insulin pumps, and our products currently in development contain software, which could be subject to computer virus or hacker attacks or other failures. As a result of the recent FDA clearance of our Tandem Device Updater, which enables customers to remotely update the software on their insulin pumps, these risks are significantly increased.

The failure of our or our service providers’ information technology systems or our pumps’ software to perform as we anticipate or our failure to effectively implement new information technology systems could disrupt our entire operation or adversely affect our software products. For example, we market our Tandem Device Updater as having the unique capability to deploy updated software for our pumps, which we anticipate will allow customers remote access to new and enhanced features, including future continuous glucose monitoring integration and artificial pancreas pump algorithms. The failure of our Tandem Device Updater to provide software updates as we anticipate, including as a result of our inability to secure and maintain necessary approvals, the inability of our pumps to properly receive software updates, errors or viruses embedded within the software being transmitted, or the failure of our customers to properly utilize the system to complete the update, could result in decreased sales, increased warranty costs, and harm to our reputation, all of which could have a material adverse effect on our business, financial condition and operating results.

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

Risks Related to our Financial Results and Need for Financing

Our future capital needs are uncertain and we may need to raise additional funds in the future, and these funds may not be available on acceptable terms or at all. *

At June 30, 2016, we had $56.3 million in cash, cash equivalents and short-term investments, which included $2.0 million of restricted cash. We believe that our cash on hand, cash available under the Term Loan Agreement, cash generated from operations, and cash proceeds from the exercise of warrants and options will be sufficient to satisfy our liquidity requirements for at least the next 12 months. However, the continued growth of our business, including the expansion of our sales, clinical and marketing infrastructure, research and development activities, and manufacturing capabilities, will continue to increase our expenses. In addition, the amount of our future product sales is difficult to predict and actual sales may not be in line with our forecasts. As a result, we may seek additional funds in the future. Our future capital requirements will depend on many factors, including:

●	the revenue generated by sales of our family of insulin pump products, and any other future products that we may develop and commercialize;

●	the costs associated with maintaining and expanding our sales and marketing infrastructure;

●	the expenses we incur in maintaining our manufacturing facility and adding additional manufacturing equipment and capacity;

●	the cost associated with developing and commercializing our proposed products or technologies, including any costs associated with the Technology Upgrade Program;

●	the cost of obtaining and maintaining regulatory clearance or approval for our current or future products;

●	the cost of ongoing compliance with legal and regulatory requirements;

●	expenses we incur in connection with potential litigation or governmental investigations;

●	anticipated or unanticipated capital expenditures; and

●	unanticipated general and administrative expenses.

As a result of these and other factors, we do not know the extent to which we may be required to raise additional capital. We may in the future seek additional capital from public or private offerings of our capital stock, we may elect to borrow additional amounts under the Term Loan Agreement under new credit lines or other sources. In particular, we have an effective shelf registration statement on file with the SEC, under which we may offer to sell equity securities. If we issue equity or debt securities to raise additional funds, our existing stockholders may experience dilution, we may incur significant financing costs, and the new equity or debt securities may have rights, preferences and privileges senior to those of our existing stockholders. In addition, if we raise additional funds through collaborations, licensing, joint ventures, strategic alliances, partnership arrangements or other similar arrangements, it may be necessary to relinquish valuable rights to our potential future products or proprietary technologies, or grant licenses on terms that are not favorable to us.

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

Our operating results may fluctuate significantly from quarter to quarter. *

There has been and may continue to be meaningful variability in our operating results from quarter to quarter, as well as within each quarter, especially around the time of anticipated new product introductions. Our operating results, and the variability of these operating results, will be affected by numerous factors, including:

●	our ability to increase sales of our currently available insulin pump products and to commercialize and sell our future products, and the number of our products sold in each quarter;

●	acceptance of our products by people with insulin-dependent diabetes, their caregivers, healthcare providers and third-party payors;

●	the financial and accounting impact of our Technology Upgrade Program;

●	the pricing of our products and competitive products, including the use of discounts, rebates or other financial incentives by our competitors;

●	the effect of third-party coverage and reimbursement policies;

●	our ability to establish and grow an effective sales, clinical and marketing infrastructure;

●	the amount of, and the timing of the payment for, insurance deductibles required to be paid by our customers and potential customers under their existing insurance plans;

●	interruption in the manufacturing or distribution of our products;

●	our ability to simultaneously manufacture multiple products that meet quality and reliability requirements;

●	seasonality and other factors affecting the timing of purchases of our products;

●	timing of new product offerings, acquisitions, licenses or other significant events by us or our competitors;

●	results of clinical research and trials on our existing and future products;

●	the ability of our suppliers to timely provide us with an adequate supply of components that meet our requirements;

●	regulatory clearance or approvals affecting our products or those of our competitors; and

●	the timing of revenue recognition associated with our product sales pursuant to applicable accounting standards.

As a result of our recent product launches, and due to the complexities of the industry in which we operate, it will continue to be difficult for us to forecast demand for our products with any degree of certainty, which means it will be difficult for us to forecast our sales. For example, in the period leading up to the commercial launch of the t:slim X2 pump, there will be an increasing number of customers anticipating its availability and they may delay their purchasing decisions until they could include the t:slim X2 in their decision-making process.

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

We may not be able to generate sufficient cash to service our indebtedness, which currently consists of our credit facility with Capital Royalty Partners. *

At December 31, 2015, we had $30.2 million aggregate borrowings outstanding under the Term Loan Agreement. In January 2016, we entered into a third amendment to our Term Loan Agreement, which allowed us to borrow up to an additional $50.0 million. We borrowed $15.0 million in January 2016, and the Third Amendment provides us with a one-time option to draw up to an additional $35.0 million in increments of $5.0 million on or before December 31, 2016. Our ability to make scheduled payments or to refinance our debt obligations depends on numerous factors, including the amount of our cash reserves at the time a scheduled payment becomes due and our actual and projected financial and operating performance. The amount of our cash reserves and our financial and operating performance are subject to certain financial and business factors, as well as prevailing economic and competitive conditions, some of which may be beyond our control. We cannot assure you that we will maintain a level of cash reserves or cash flows from operating activities sufficient to permit us to pay the principal, premium, if any, or interest on our existing or future indebtedness. If our cash balances or cash flows from operations are insufficient to fund our debt service obligations, we may be forced to reduce or delay capital expenditures, sell assets or operations, seek additional capital, or restructure or refinance our indebtedness. We cannot assure you that we would be able to take any of these actions, or that these actions would permit us to meet our scheduled debt service obligations. In addition, in the event of our breach of the Term Loan Agreement, we may be required to repay any outstanding amounts earlier than anticipated.

The Term Loan Agreement contains restrictive and financial covenants that may limit our operating flexibility.

The Term Loan Agreement contains certain restrictive covenants that limit our ability to incur additional indebtedness and liens, merge with other companies or consummate certain changes of control, acquire other companies, engage in new lines of business, make certain investments, pay dividends, transfer or dispose of assets, amend certain material agreements or enter into various specified transactions. We therefore may not be able to engage in any of the foregoing transactions unless we obtain the consent of the lenders or terminate the applicable Term Loan Agreement. The Term Loan Agreement also contains certain financial covenants, including minimum revenue and cash balance requirements, and financial reporting requirements. There is no guarantee that we will be able to generate sufficient cash flow or sales to meet the financial covenants or pay the principal and interest under our agreement. Further, there is no guarantee that future working capital, borrowings or equity financing will be available to repay or refinance the amounts outstanding under a given agreement.

Risks Related to our Intellectual Property and Potential Litigation

Our ability to protect our intellectual property and proprietary technology is uncertain. *

We rely primarily on patent, trademark and trade secret laws, as well as confidentiality and non-disclosure agreements, to protect our proprietary technologies. As of June 30, 2016, our patent portfolio consisted of approximately 45 issued U.S. patents and 50 pending U.S. patent applications. Of these, our issued U.S. patents expire between approximately 2021 and 2034. We are also seeking patent protection for our proprietary technology in other countries throughout the world. In addition, we own two pending U.S. trademark applications as well as 22 trademark registrations, including nine U.S. trademark registrations and 13 foreign trademark registrations.

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

We initially received pre-market clearance for t:slim under Section 510(k) of the FDCA in November 2011. We obtained 510(k) clearance for t:connect and t:flex in February 2013 and January 2015, respectively. From time to time, we may make modifications to these products that may require a new 510(k). We received 510(k) clearance for modifications to t:slim and its associated cartridge during 2014 and we are pursuing, and expect to continue to pursue, 510(k) clearance for additional modifications to t:slim and t:flex in the future. For instance, in July 2016 we received 510(k) clearance to reduce the age in our indications for use of the t:slim to age six. Also in July 2016, we received 510(k) clearance for the first use of our Tandem Device Updater. If the FDA requires us to go through a more rigorous examination for future products or modifications to existing products than we had expected, our product introductions or modifications could be delayed or canceled, which could cause our sales to decline or to not increase in line with our forecasts. In addition, the FDA may determine that future products will require the more costly, lengthy and uncertain PMA process.

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

Risks Related to our Common Stock

Because of their significant stock ownership, certain of our executive officers, directors and principal stockholders will be able to exert control over us and our significant corporate decisions. *

Based on an aggregate of 30,613,173 shares of our common stock outstanding as of June 30, 2016, our executive officers and directors, and their affiliates owned, in the aggregate, approximately 39% of the voting power of our outstanding common stock. These persons, acting together, will have the ability to significantly influence the outcome of all matters submitted to our stockholders for approval, including the election and removal of directors and any merger, consolidation, or sale of all or substantially all of our assets.

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

We do not intend to pay cash dividends.

We have never declared or paid cash dividends on our capital stock. We currently intend to retain all available funds and any future earnings for use in the operation and expansion of our business and do not anticipate paying any cash dividends in the foreseeable future. In addition, pursuant to the Term Loan Agreement, we are precluded from paying any cash dividends. Accordingly, you may have to sell some or all of your shares of our common stock in order to generate cash flow from your investment. You may not receive a gain on your investment when you sell shares and you may lose the entire amount of the investment.

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

Effective internal controls over financial reporting are necessary for us to provide reliable financial reports and, together with adequate disclosure controls and procedures, are designed to prevent fraud. Any failure to implement required new or improved controls, or difficulties encountered in their implementation could cause us to fail to meet our reporting obligations. In addition, any testing by us conducted in connection with Section 404(a) of the Sarbanes-Oxley Act, or the subsequent testing by our independent registered public accounting firm conducted in connection with Section 404(b) of the Sarbanes-Oxley Act after we no longer qualify as an “emerging growth company,” may reveal deficiencies in our internal controls over financial reporting that are deemed to be material weaknesses or that may require prospective or retroactive changes to our financial statements or identify other areas for further attention or improvement. Inferior internal controls could also cause investors to lose confidence in our reported financial information, which could have a negative effect on the trading price of our common stock.

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

Prior to our initial public offering in November 2013, there was no public market for our common stock. The trading price of our common stock is likely to be volatile for the foreseeable future. Our stock price could be subject to wide fluctuations in response to a variety of factors, including the following:

●	actual or anticipated fluctuations in our quarterly financial and operating results, including the financial and accounting impact of the Technology Upgrade Program;

●	our actual or perceived need for additional capital to fund our operations;

●	perceptions about the market acceptance of our products and the recognition of our brand;

●	overall performance of the equity markets;

●	introduction of proposed products, or announcements of significant contracts, licenses or acquisitions, by us or our competitors;

●	legislative, political or regulatory developments;

●	issuance of securities analysts’ reports or recommendations;

●	additions or departures of key personnel;

●	threatened or actual litigation and government investigations;

●	sale of shares of our common stock by us or members of our management; and

●	general economic conditions.

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

Future sales, or the perception of future sales, of shares of our common stock could materially reduce the market price of our common stock.*

Sales of our common stock, or the perception in the market that the holders of a large number of our shares intend to sell such shares, could reduce the market price of our common stock, which would impair our ability to raise future capital through the sale of additional equity securities. We had outstanding 30,613,173 shares of common stock as of June 30, 2016, of which approximately 11,981,965 shares are restricted securities that may be sold only in accordance with the resale restrictions under Rule 144 of the Securities Act. In addition, as of June 30, 2016, we had outstanding options to purchase 6,774,815 shares of common stock and warrants to purchase 990,031 shares of common stock that, if exercised, will result in these additional shares becoming available for sale. As of June 30, 2016, there are also an aggregate of 2,578,711 shares of our common stock reserved for future grant or issuance under the 2013 Plan and the ESPP.

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

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3.	Defaults Upon Senior Securities

None.

Item 4.	Mine Safety Disclosures

Not applicable.

Item 5.	Other Information

None.

Item 6.	Exhibits

Incorporated by Reference
Exhibit Number	Exhibit Description	Form	File No.	Date of First Filing	Exhibit Number	Provided Herewith
3.1	Amended and Restated Certificate of Incorporation as currently in effect.	S-1/A	333-191601	1-Nov-13	3.4
3.2	Amended and Restated Bylaws as currently in effect.	S-1/A	333-191601	1-Nov-13	3.5
10.1*	Employee Offer Letter, dated January 12, 2016, by and between Tandem Diabetes Care, Inc. and Brian B. Hansen.	8-K	001-36189	2-Feb-16	10.1
10.2*	Employment Severance Agreement, dated February 1, 2016, by and between Tandem Diabetes Care, Inc. and Brian B. Hansen.	8-K	001-36189	2-Feb-16	10.2
10.3	Lease Agreement, dated June 30, 2016, by and between Tandem Diabetes Care, Inc. and ARE-SD REGION NO. 36, LLC.						X

31.1	Certification of Kim D. Blickenstaff, Chief Executive Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					X
31.2	Certification of John Cajigas, Chief Financial Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					X
32.1**	Certification of Kim D. Blickenstaff, Chief Executive Officer, pursuant to U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					X
32.2**	Certification of John Cajigas, Chief Financial Officer, pursuant to U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					X
101.INS	XBRL Instance Document.					X
101.SCH	XBRL Taxonomy Extension Schema Document.					X
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.					X
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.					X
101.LAB	XBRL Taxonomy Extension Label Linkbase Document.					X
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.					X

*	Indicates management contract or compensatory plan.

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

Tandem Diabetes Care, Inc.

Dated: July 28, 2016	By:	/s/ Kim D. Blickenstaff
Kim D. Blickenstaff
President, Chief Executive Officer and Director (on behalf of the registrant and as the registrant’s Principal Executive Officer)

	By:	/s/ John Cajigas
John Cajigas
Executive Vice President, Chief Financial Officer and Treasurer (on behalf of the registrant and as the registrant’s Principal Financial and Accounting Officer)