Form 10-Q
period 2016-09-30
TANDEM DIABETES CARE INC
filed 2016-11-01
CIK 1438133

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended September 30, 2016

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

Large accelerated filer	☐	Accelerated filer	☒

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No   ☒

As of October 28, 2016, there were 30,642,276 shares of the registrant’s Common Stock outstanding.

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements

TANDEM DIABETES CARE, INC.

CONDENSED BALANCE SHEETS

(In thousands, except par value)

	September 30,	December 31,
	2016	2015
	(Unaudited)	(Note 1)
Assets
Current assets:
Cash and cash equivalents	$17,956	$43,088
Restricted cash	2,000	2,000
Short-term investments	16,122	28,018
Accounts receivable, net	8,198	14,055
Inventory	22,896	17,543
Prepaid and other current assets	3,814	2,280
Total current assets	70,986	106,984
Property and equipment, net	17,370	15,526
Patents, net	1,865	2,110
Other long-term assets	113	105
Total assets	$90,334	$124,725
Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$5,607	$5,234
Accrued expense	2,022	2,121
Employee-related liabilities	10,536	11,761
Deferred revenue	9,436	1,822
Other current liabilities	7,219	5,582
Total current liabilities	34,820	26,520
Notes payable—long-term	44,681	29,275
Deferred rent—long-term	2,191	2,743
Other long-term liabilities	3,445	2,719
Total liabilities	85,137	61,257
Commitments and contingencies (Note 9)
Stockholders’ equity:
Common stock, $0.001 par value; 100,000 shares authorized as of September 30, 2016 and December 31, 2015, 30,642 and 30,255 shares issued and outstanding at September 30, 2016 and December 31, 2015, respectively.	31	30
Additional paid-in capital	394,926	384,551
Accumulated other comprehensive income (loss)	(3)	20
Accumulated deficit	(389,757)	(321,133)
Total stockholders’ equity	5,197	63,468
Total liabilities and stockholders’ equity	$90,334	$124,725

See accompanying notes to unaudited condensed financial statements.

TANDEM DIABETES CARE, INC.

CONDENSED STATEMENTS OF OPERATIONS and comprehensive loss

(Unaudited)

(In thousands, except per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Sales	$12,293	$15,716	$55,336	$43,730
Cost of sales	13,870	10,203	41,809	30,609
Gross profit (loss)	(1,577)	5,513	13,527	13,121
Operating expenses:
Selling, general and administrative	20,683	19,123	63,768	58,077
Research and development	6,154	5,093	14,464	12,828
Total operating expenses	26,837	24,216	78,232	70,905
Operating loss	(28,414)	(18,703)	(64,705)	(57,784)
Other income (expense), net:
Interest and other income	34	87	258	247
Interest and other expense	(1,434)	(969)	(4,177)	(2,791)
Total other expense, net	(1,400)	(882)	(3,919)	(2,544)
Net loss	$(29,814)	$(19,585)	$(68,624)	$(60,328)
Other comprehensive loss:
Unrealized gain (loss) on short-term investments	$(6)	$(5)	$(23)	$24
Comprehensive loss	$(29,820)	$(19,590)	$(68,647)	$(60,304)
Net loss per share, basic and diluted	$(0.97)	$(0.65)	$(2.25)	$(2.12)
Weighted average shares used to compute basic and diluted net loss per share	30,627	30,040	30,471	28,504

See accompanying notes to unaudited condensed financial statements.

TANDEM DIABETES CARE, INC.

CONDENSED STATEMENTS OF CASH FLOWS

(Unaudited)

(In thousands)

	Nine Months Ended September 30,
	2016	2015
Operating activities
Net loss	$(68,624)	$(60,328)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization expense	4,017	3,610
Interest expense related to amortization of debt discount and debt issuance costs	194	109
Provision for allowance for doubtful accounts	666	(8)
Provision for inventory reserve	1,805	317
Payment in kind interest accrual of notes payable	675	—
Amortization of discount on short-term investments	(59)	(21)
Stock-based compensation expense	8,733	10,010
Other	(37)	6
Changes in operating assets and liabilities:
Accounts receivable, net	5,191	653
Inventory	(7,110)	(5,987)
Prepaid and other current assets	(1,408)	(710)
Other long-term assets	(8)	128
Accounts payable	291	2,224
Accrued expense	(144)	(260)
Employee-related liabilities	(1,225)	132
Deferred revenue	8,528	1,111
Other current liabilities	1,348	195
Deferred rent	(566)	(469)
Other long-term liabilities	142	770
Net cash used in operating activities	(47,591)	(48,518)
Investing activities
Purchase of short-term investments	(25,890)	(67,471)
Proceeds from sales and maturities of short-term investments	37,950	65,200
Purchase of property and equipment	(6,187)	(4,094)
Purchase of patents	—	(74)
Net cash provided by (used in) investing activities	5,873	(6,439)
Financing activities
Issuance of notes payable, net of issuance costs	14,994	—
Proceeds from public offering, net of offering costs	—	64,862
Proceeds from issuance of common stock	1,592	2,124
Net cash provided by financing activities	16,586	66,986
Net (decrease) increase in cash and cash equivalents	(25,132)	12,029
Cash and cash equivalents at beginning of period	43,088	31,176
Cash and cash equivalents at end of period	$17,956	$43,205
Supplemental disclosures of cash flow information
Interest paid	$3,205	$2,616
Supplemental schedule of noncash investing and financing activities
Lease incentive - lessor-paid tenant improvements	$—	$933
Debt issuance cost included in other long-term liabilities	$454	$—
Property and equipment included in accounts payable	$802	$634

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

The Company manufactures and sells insulin pump products in the United States that are designed to address large and differentiated needs of the insulin-dependent diabetes market. During the first three quarters of 2016, the Company’s pump products included:

•	the t:slim® Insulin Delivery System, or t:slim, the Company’s first product designed to easily and discreetly fit into a pocket,
•	the t:flex® Insulin Delivery System, or t:flex Pump, for people with greater insulin needs, and
•	the t:slim G4TM Insulin Delivery System, or t:slim G4, a Continuous Glucose Monitoring (“CGM”) enabled pump with touchscreen simplicity.

 The Company designed and commercialized its products based on its proprietary technology platform and consumer-focused approach. The Company began commercial sales of its first product, t:slim, in August 2012. During 2015, the Company commenced commercial sales of two additional insulin pumps: the t:flex Pump in May 2015 and t:slim G4 Pump in September 2015.

In July 2016, the Company received clearance from the U.S. Food and Drug Administration (“FDA”) to begin offering the Tandem Device Updater, which is a Mac® and PC-compatible tool for the remote update of Tandem insulin pump software.

In October 2016, the Company began shipping the t:slim X2TM Insulin Pump, a next generation t:slim Pump. As a result, the Company discontinued new shipments of the t:slim Pump, though the Company will continue to provide ongoing service and support to existing t:slim Pump customers.

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

Interim financial results are not necessarily indicative of results anticipated for the full year or any other period(s). These unaudited condensed financial statements should be read in conjunction with the Company’s audited financial statements and footnotes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2015, from which the balance sheet information herein was derived but excludes disclosures required by U.S. GAAP for complete financial statements.

2. Summary of Significant Accounting Policies

There have been no significant changes in our significant accounting policies during the nine months ended September 30, 2016, as compared with those disclosed in our Annual Report on Form 10-K for the year ended December 31, 2015, except for the accounting policies related to trade-in rights, which are included herein.

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

Restricted Cash

Restricted cash as of September 30, 2016 and December 31, 2015 was comprised of a $2.0 million minimum cash balance requirement in connection with the Company’s Term Loan Agreement, as amended by Consent and Amendment Agreement, dated June 20, 2014, Omnibus Amendment Agreement No. 2, dated February 23, 2015 and Amendment No. 3 to Term Loan Agreement, dated January 8, 2016 with Capital Royalty Partners II, L.P. and its affiliate funds (“Capital Royalty Partners”) (as amended, the “Term Loan Agreement”) (see Note 6, “Term Loan Agreement”).

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

Revenue is recognized when persuasive evidence of an arrangement exists, delivery has occurred and title passed, the price is fixed or determinable, and collectability is reasonably assured. These criteria are applied as follows:

•	The evidence of an arrangement generally consists of contractual arrangements with distributors, third-party insurance payors or direct customers.

•	Transfer of title and risk and rewards of ownership are passed upon shipment of the pump to distributors or upon delivery to the customer.

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

Trade-In Rights

In July 2016, the Company announced and launched a Technology Upgrade Program that provides eligible t:slim and t:slim G4 Pump customers a path forward to the t:slim X2 Pump. The t:slim X2 Pump is the next generation t:slim Pump that is updateable with PMA classified software, such as CGM integration, using the Tandem Device Updater. Participating customers have the right to trade in the original t:slim Pump and t:slim G4 Pump for a new t:slim X2 Pump when available, under a variable pricing structure. The Technology Upgrade Program expires on September 30, 2017.

The trade-in rights are accounted for as guarantees or rights to return based on specific factors and circumstances, including the period of time the trade-in rights are exercisable, the likelihood that the trade-in rights will be exercised, and the amount of the specified-price trade-in value.

The Company has determined that trade-in rights for t:slim G4 Pump customers are guarantees. The Company accounts for the guarantees under applicable accounting standards, which requires a guarantor to recognize, at the inception of a guarantee, a liability for the estimated fair value of the obligation undertaken in issuing certain guarantees. Subsequently, the initial liability recognized for the guarantee is generally reduced as the Company is released from the risk under the guarantee, which is when the trade-in right is exercised or the right expires. The guarantee is accounted for as an element of a multiple element arrangement. The estimated fair value of the guarantees are based on various economic and customer behavioral assumptions, including the probability of a trade-in, the specified trade-in amount, the expected fair value of the used t:slim G4 Pump at trade-in and the expected sales price of the t:slim X2 Pump. At September 30, 2016, $0.9 million was recorded as a guarantee liability in other current liabilities on the accompanying balance sheet.

The Company has determined that t:slim Pump trade-in rights are in-substance rights to return products. Such rights to return are accounted for pursuant to the right of return accounting guidance. As the Company does not have sufficient history to reasonably estimate returns associated with trade-in rights, all eligible t:slim Pump sales between July 1, 2016 and September 30, 2016 were recorded as deferred revenue until the trade-in right is exercised or the right expires. At September 30, 2016, $7.6 million was recorded as a trade-in rights reserve in deferred revenue on the accompanying balance sheet.

Revenue Recognition for Arrangements with Multiple Deliverables

The Company considers the deliverables in its product offering as separate units of accounting and recognizes deliverables as revenue upon delivery only if (i) the deliverable has standalone value and (ii) if the arrangement includes a general right of return relative to the delivered item(s), delivery or performance of the undelivered item(s) is probable and substantially controlled by the Company. The Company allocates consideration to the separate units of accounting, unless the undelivered elements were deemed perfunctory and inconsequential. The amount of the determined guarantee fair value is allocated in full to the guarantee and the remaining allocable consideration is allocated to other separate units of accounting using the relative selling price method, in which allocation of consideration is based on vendor-specific objective evidence (“VSOE”) if available, third-party evidence (“TPE”), or if VSOE and TPE are not available, management’s best estimate of a standalone selling price (“ESP”) for the undelivered elements.

The Company offers a cloud-based data management application, t:connect, which is made available to customers upon purchase of any of its insulin pumps. In July 2016, the Company received clearance from the FDA to begin offering the Tandem Device Updater, which is a Mac® and PC-compatible tool for the remote update of Tandem insulin pump software. Utilizing Tandem Device Updater, the Company may from time to time provide future unspecified software upgrades to the insulin pump’s essential software. The t:connect service and the embedded right included with qualifying insulin pumps to receive on a when-and-if-available basis, future unspecified software upgrades relating to the product’s essential software are deemed undelivered elements at the time of the insulin pump sale. Because the Company has neither VSOE nor TPE for these deliverables, the allocation of revenue is based on the Company’s ESP. The Company establishes its ESP based on the estimated cost to provide such services, including consideration for a reasonable profit margin, which is then corroborated by comparable market data. The Company allocates fair value based on management’s ESP to these elements at the time of sale and is recognizing the revenue over a four-year period, which is the hosting period for t:connect and the period that software upgrades are expected to be provided. At September 30, 2016 and December 31, 2015, $1.3 million and $1.1 million, respectively, were recorded as deferred revenue for these undelivered elements. All other undelivered elements at the time of sale are deemed inconsequential or perfunctory.

Product Returns

The Company offers a 30-day right of return to its customers from the date of shipment of any of its insulin pumps, provided a physician’s confirmation of the medical reason for the return is received. Estimated allowances for sales returns are based on historical returned quantities as compared to pump shipments in those same periods of return. The return rate is then applied to the sales of the current period to establish a reserve at the end of the period. The return rates used in the reserve are adjusted for known or expected changes in the marketplace when appropriate. The allowance for product returns is recorded as a reduction of revenue and accounts receivable in the period in which the related sale is recorded. The amounts recorded on the Company’s balance sheet for product return allowance were $55,000 and $0.3 million at September 30, 2016 and December 31, 2015, respectively. Actual product returns have not differed materially from estimated amounts reserved in the accompanying condensed financial statements.

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

At September 30, 2016 and December 31, 2015, the warranty reserve was $5.1 million and $3.5 million, respectively. The following table provides a reconciliation of the change in product warranty liabilities through September 30, 2016 (in thousands):

Balance at December 31, 2015	$3,547
Provision for warranties issued during the period	6,367
Settlements made during the period	(6,513)
Increases in warranty estimates	1,732
Balance at September 30, 2016	$5,133

Current portion	$2,494
Non-current portion	2,639
Total	$5,133

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

Potentially dilutive securities not included in the calculation of diluted net loss per share (because inclusion would be anti-dilutive) are as follows (in thousands, in common stock equivalent shares):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2016	2015	2016	2015
Warrants for common stock	990	990	990	990
Common stock options	2,942	1,935	2,706	1,935
ESPP	130	127	65	63
	4,062	3,052	3,761	2,988

Reclassifications

Certain reclassifications of prior year amounts have been made to conform to the current year presentation.

Recent Accounting Pronouncements

In August 2016, the Financial Accounting Standards Board (“FASB”) issued new guidance that clarifies how entities should classify certain cash receipts and cash payments on the statement of cash flows. The guidance also clarifies how the predominance principle should be applied when cash receipts and cash payments have aspects of more than one class of cash flows. The guidance is effective for public business entities for fiscal years beginning after December 15, 2017, and interim periods within those years. The Company does not believe the adoption of the standard will have a material impact on the Company’s statement of cash flow.

In June 2016, FASB issued a new credit loss standard that changes the impairment model for most financial assets and certain other instruments. The standard is effective for public business entities for annual periods beginning after December 15, 2019, and interim periods within those years. Early adoption is permitted for all entities for annual periods beginning after December 15, 2018, and interim periods within those years. The Company is in the process of assessing the impact of the adoption of the standard on its financial statements.

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

In April 2015, FASB issued new guidance, which amended requirements that require debt issuance costs, related to a recognized debt liability, to be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability, effective for the Company beginning January 1, 2016 and applied retroactively for all consolidated balance sheets presented. The Company applied the amended presentation requirements in the first quarter 2016, which resulted in the reclassification of $0.4 million of debt issuance costs in the Company’s balance sheet from other long-term assets to long-term notes payable at December 31, 2015.

In May 2014, FASB and the International Accounting Standards Board issued a comprehensive new revenue recognition standard that will supersede existing revenue guidance under U.S. GAAP and International Financial Reporting Standards. The standard’s core principle is that a company will recognize revenue when it transfers promised goods or services to customers in an amount that reflects the consideration to which the company expects to be entitled in exchange for those goods or services. In doing so, companies will need to use more judgment and make more estimates than under current guidance. This may include identifying performance obligations in the contract, estimating the amount of variable consideration to include in the transaction price and allocating the transaction price to each separate performance obligation. On July 9, 2015, FASB approved a one-year deferral of the effective date of the standard to December 15, 2017 and early application is permitted, but not before the original effective date of December 15, 2016. The Company expects to adopt the new standard on January 1, 2018 and is in the process of assessing the impact of the adoption of the standard on its financial statements.

3. Short-Term Investments

The Company invests in various securities, principally in commercial paper issued by certain financial institutions and corporations. The following represents a summary of the estimated fair value of short-term investments at September 30, 2016 and December 31, 2015 (in thousands):

At September 30, 2016	Maturity (in years)	Amortized Cost	Unrealized Gain	Unrealized Loss	Estimated Fair Value
Available-for-sale investment securities:
Commercial paper	Less than 1	$15,776	$1	$(4)	$15,773
Trading securities:
Mutual funds held for nonqualified deferred compensation plan participants		$326	$28	$(5)	$349
Total		$16,102	$29	$(9)	$16,122

At December 31, 2015	Maturity (in years)	Amortized Cost	Unrealized Gain	Unrealized Loss	Estimated Fair Value
Available-for-sale investment securities:
Commercial paper	Less than 1	$21,712	$23	$—	$21,735
US Treasuries	Less than 1	2,035	—	(1)	$2,034
Government-sponsored enterprise securities	Less than 1	4,029	—	(2)	4,027
		$27,776	$23	$(3)	$27,796
Trading securities:
Mutual funds held for nonqualified deferred compensation plan participants		$224	$1	$(3)	$222
Total		$28,000	$24	$(6)	$28,018

4. Inventory

Inventory consisted of the following (in thousands):

	September 30,	December 31,
	2016	2015
Raw materials	$9,879	$10,606
Work in process	4,589	3,394
Finished goods	8,428	3,543
Total	$22,896	$17,543

Finished goods at September 30, 2016 included $1.8 million of deferred cost of sales associated with the trade-in rights related to the Technology Upgrade Program. The trade-in rights were accounted for pursuant to the right of return accounting guidance (see Note 2, “Summary of Significant Accounting Policies – Revenue Recognition”).

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

The following table presents information about the Company’s financial assets and liabilities measured at fair value on a recurring basis as of September 30, 2016 and December 31, 2015, and indicates the fair value hierarchy of the valuation techniques utilized by the Company to determine such fair value (in thousands):

		Fair Value Measurements at
		September 30, 2016
		(Level 1)	(Level 2)	(Level 3)
Assets
Cash equivalents (1)	$8,613	$8,613	$—	$—
Commercial paper	15,773	—	15,773	—
Mutual funds held for nonqualified deferred compensation plan participants (2)	349	349	—	—
Total assets	$24,735	$8,962	$15,773	$—

Liabilities
Deferred compensation (2)	$349	$349	$—	$—
Total liabilities	$346	$349	$—	$

		Fair Value Measurements at
		December 31, 2015
		(Level 1)	(Level 2)	(Level 3)
Assets
Cash equivalents (1)	$27,405	$27,405	$—	$—
Commercial paper	21,735	—	21,735	—
Mutual funds held for nonqualified deferred compensation plan participants (2)	222	222	—	—
US treasuries	2,034	2,034	—	—
Government-sponsored enterprise securities	4,027	—	4,027	—
Total assets	$55,423	$29,661	$25,762	$—
Liabilities
Deferred compensation (2)	$222	$222	$—	$—
Total liabilities	$222	$222	$—	$—

(1)	Generally, cash equivalents include money market funds and investments with a maturity of three months or less from the date of purchase.
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

The Company’s Level 2 financial instruments are valued using market prices on less active markets with observable valuation inputs such as interest rates and yield curves. The Company obtains the fair value of Level 2 financial instruments from quoted market prices, calculated prices or quotes from third-party pricing services. The Company validates these prices through independent valuation testing and review of portfolio valuations provided by the Company’s investment managers. There were no transfers between Level 1 and Level 2 securities during the nine months ended September 30, 2016.

For the three months ended September 30, 2016, the Company recorded a $0.9 million guarantee liability in other current liabilities on the accompanying balance sheet, as a reduction of revenue. Guarantees are classified within Level 3 of the fair value hierarchy. The estimated fair value of the guarantee is based on various economic and customer behavioral assumptions, including the probability that a trade-in right will be exercised, the specified trade-in amount, the expected fair value of the used t:slim G4 Pump at trade-in and the expected sales price of the t:slim X2 Pump (see Note 2, “Summary of Significant Accounting Policies – Revenue Recognition”). Changes in the probability of the trade-in have the most significant impact on the estimate of the fair value of the liability.

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

The other principal terms of the Term Loan Agreement were not amended by the Third Amendment. Accordingly, interest continues to be payable, at the Company’s option, (i) in cash at a rate of 11.5% per annum or (ii) at a rate of 9.5% of the 11.5% per annum in cash and 2.0% of the 11.5% per annum (the “PIK Loan”) to be added to the principal of the loan and subject to accruing interest. Interest-only payments continue to be due quarterly on March 31, June 30, September 30 and December 31 of each year of the interest-only payment period, which ends on December 31, 2019. The principal balance continues to be due in full at the end of the term of the loan, which is March 31, 2020 (the “Maturity Date”). The Term Loan Agreement provides for prepayment fees in an amount equal to one percent (1.0%) of the outstanding balance of the loan if the loan is repaid prior to March 31, 2017, after which there is no prepayment fee. The term loan is collateralized by all assets of the Company. The principal financial covenants continue to require that the Company attain minimum annual revenues of $65.0 million in 2016, $80.0 million in 2017 and $95.0 million each year thereafter until the Maturity Date. At September 30, 2016, the Company was in compliance with all of the covenants in the Term Loan Agreement.

The Company had elected to pay interest in cash at a rate of 11.5% per annum through September 30, 2015. Beginning October 1, 2015, the Company elected to pay interest in cash at a rate of 9.5% per annum and to have 2.0% per annum added to the principal of the loan. As a result, $675,000 and $153,000 was added to the principal of the loan for the nine months ended September 30, 2016 and the three months ended December 31, 2015, respectively. The Company had $45.8 million of aggregate borrowings outstanding under the Term Loan Agreement as of September 30, 2016.

Pursuant to the Third Amendment, the Company has agreed to pay, on the earlier of (i) the Maturity Date; (ii) the date that the loan under the Term Loan Agreement becomes due, and (iii) the date on which the Company makes a voluntary pre-payment of the loan, a financing fee equal to three percent (3.0%) of the sum of (x) the aggregate amount of the Second Tranche and Third Tranche drawn, and (y) any PIK Loans issued in relation to the Second Tranche and Third Tranche (collectively, the “Back End Financing Fee”). As of September 30, 2016 the Company had accrued $0.5 million for the Back End Financing Fee in other long-term liabilities and as contra-debt in notes payable-long-term on the accompanying balance sheet.

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

Shares Reserved for Future Issuance

The following shares of the Company’s common stock were reserved for future issuance at September 30, 2016:

Shares underlying outstanding warrants	990,031
Shares underlying outstanding stock options	6,785,803
Shares authorized for future equity award grants	2,017,165
Shares authorized for issuance as ESPP awards	520,420
10,313,419

The Company issued 137,341 shares of its common stock upon the exercise of stock options and warrants during the nine months ended September 30, 2016, and issued 260,091 shares of its common stock upon the exercise of stock options and warrants during the year ended December 31, 2015.

The ESPP enables eligible employees to purchase shares of the Company’s common stock using their after tax payroll deductions, subject to certain conditions. The ESPP consists of a two-year offering period with four six-month purchase periods which begin in May and November of each year. There were 250,367 shares of the Company’s common stock purchased under the ESPP during the nine months ended September 30, 2016, and 302,171 shares of the Company’s common stock purchased under the ESPP during the year ended December 31, 2015.

Stock-Based Compensation

The assumptions used in the Black-Scholes option-pricing model are as follows:

	Stock Option
	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2016	2015	2016	2015
Weighted average grant date fair value (per share)	$3.50	$7.08	$3.78	$7.64
Risk-free interest rate	1.3%	1.8%	1.4%	1.7%
Expected dividend yield	0.0%	0.0%	0.0%	0.0%
Expected volatility	56.1%	62.8%	55.5%	67.2%
Expected term (in years)	6.1	6.1	6.1	6.1

	ESPP
	Nine Months Ended
	September 30,
	2016	2015
Weighted average grant date fair value (per share)	$2.69	$4.98
Risk-free interest rate	0.6%	0.3%
Expected dividend yield	0.0%	0.0%
Expected volatility	56.9%	62.1%
Expected term (in years)	1.3	1.3

The following table summarizes the allocation of stock-based compensation expense (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2016	2015	2016	2015
Cost of sales	$267	$261	$776	$892
Selling, general & administrative	2,320	2,422	6,992	8,002
Research and development	318	294	965	1,116
Total	$2,905	$2,977	$8,733	$10,010

The total stock-based compensation capitalized as part of the cost of inventory was $0.2 million and $0.1 million at September 30, 2016 and December 31, 2015, respectively.

8. Collaborations

DexCom Development and Commercialization Agreement

In February 2012, the Company entered into a Development and Commercialization Agreement (the “DexCom Agreement”) with DexCom, Inc. (“DexCom”) for the purpose of collaborating on the development and commercialization of an integrated system which incorporates the t:slim Insulin Delivery System with DexCom’s proprietary CGM system.

Under the DexCom Agreement, the Company paid DexCom $1.0 million at the commencement of the collaboration in 2012, $1.0 million in 2014 upon the achievement of t:slim G4 Pump PMA submission to the FDA and an additional $1.0 million in September 2015 upon obtaining approval of the PMA submission from the FDA. All payments were recorded as research and development costs in their respective years.

Additionally, upon commercialization of the t:slim G4 Pump, and as compensation for the non-exclusive license rights, under the original DexCom Agreement the Company agreed to pay DexCom a royalty calculated at $100 per integrated system sold.

In September 2015, the Company entered into an amendment to the DexCom Agreement (the “Amendment”). Pursuant to the Amendment, in lieu of the $100 royalty payment for each integrated system sold, the Company agreed to commit $100 of each t:slim G4 integrated system sold to incremental marketing activities associated with t:slim G4 integrated systems that are in addition to a level of ordinary course marketing activities or marketing activities to support other Company and DexCom jointly funded development projects. The committed marketing fund is recorded as an increase to cost of sales and current liability in the period that the related t:slim G4 Pump sale is recorded. The Company has recorded such marketing fund activities of $0.1M and $0.6M for the three and nine months ended September 30, 2016, respectively. As of September 30, 2016 and December 31, 2015, the Company had a marketing fund liability of $0.9 million and $0.4 million, respectively, recorded in other current liabilities on the accompanying balance sheet.

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

9. Commitments and Contingencies

From time to time, the Company may be subject to legal proceedings or regulatory encounters or other matters arising in the ordinary course of business, including actions with respect to intellectual property, employment, product liability, and contractual matters. In connection with these matters, the Company assesses, on a regular basis, the probability and range of possible loss based on the developments in these matters. A liability is recorded in the financial statements if it is believed to be probable that a loss has been incurred and the amount of the loss can be reasonably estimated. Because of the uncertainties related to the occurrence, amount, and range of loss on any pending actions, the Company is currently unable to predict their ultimate outcome, and, with respect to any pending litigation or claim where no liability has been accrued, to make a meaningful estimate of the reasonably possible loss or range of loss that could result from an unfavorable outcome. At each of September 30, 2016 and December 31, 2015, there were no material matters for which the negative outcome was considered probable or estimable.

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

Overview

We are a medical device company with an innovative approach to the design, development and commercialization of a family of products for people with insulin-dependent diabetes. Our advantage is rooted in our unique consumer-focused approach and proprietary technology platform. This allows us to deliver innovative hardware and software solutions to meet the various needs and preferences of people with diabetes and their healthcare providers. We manufacture and sell insulin pump products in the United States that are designed to address large and differentiated segments of the insulin-dependent diabetes market. During the first three quarters of 2016, our pump products included:

•	the t:slim Insulin Delivery System, or t:slim, our first product designed to easily and discreetly fit into a pocket,
•	the t:flex Insulin Delivery System, or t:flex, for people with greater insulin needs, and
•	the t:slim G4 Insulin Delivery System, or t:slim G4, the first Continuous Glucose Monitoring, or CGM, enabled pump with touchscreen simplicity.

Our innovative approach to product design and development is consumer-focused and based on our extensive market research as we believe the user is the primary decision maker when purchasing an insulin pump. This research consists of interviews, focus groups and online surveys to understand what people with diabetes, their caregivers and healthcare providers are seeking in order to improve diabetes therapy management. We also apply the science of human factors to our design and development process, which seeks to optimize our devices, allowing users to successfully operate our devices in their intended environment.

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

We began commercial sales of our original t:slim Pump in August 2012. During 2015, we commenced commercial sales of two additional insulin pumps: the t:flex Pump in May 2015 and t:slim G4 Pump in September 2015.

Product Development

In July 2016, we received clearance from the U.S. Food and Drug Administration, or FDA, to begin offering the Tandem Device Updater, which is a Mac® and PC-compatible tool for the remote update of Tandem insulin pump software, designed to update software and add new features for our pumps from a personal computer. This tool allows us to provide our customers access to new and enhanced features faster than the industry has been able to in the past, and separate from the typical multi-year pump reimbursement cycle.

In the third quarter of 2016, we began to roll out the Tandem Device Updater to our customer base. The first use of the Tandem Device Updater is for the deployment of the latest t:slim Insulin Pump software to in-warranty t:slim Pumps purchased before April 2015. Future software improvements and enhancements will be implemented through the Tandem Device Updater as they are cleared for commercial distribution by the FDA.

In October 2016, we began shipping the t:slim X2 Pump, a next generation t:slim Pump. The t:slim X2 Pump was specifically designed to be updateable with PMA-classified software, such as CGM integration, using the Tandem Device Updater. However, software updates and new features are not currently available for the t:slim X2 Pump. As a result of the commercialization of the t:slim X2 Pump, in October 2016 we discontinued new shipments of our t:slim Pump, though we will continue to provide ongoing service and support to our existing t:slim Pump customers.

We have a number of additional products and product enhancements that we plan to launch over the next several years, pending appropriate regulatory clearances.

Commercialization and Technology Upgrade Program

Since inception, we have derived nearly all of our sales from the shipment of insulin pumps and associated supplies in the United States. We consider the number of units shipped per quarter to be an important metric for managing our business. We have shipped more than 46,000 insulin pumps since the initiation of our commercial efforts in 2012. Pump shipments are broken down by product and by quarter as follows:

	Pump Units Shipped for Each of the Three Months Ended in Respective Years(1) (3)
	t:slim
	March 31	June 30	September 30	December 31	Total
2012	N/A	9	204	844	1,057
2013	852	1,363	1,851	2,406	6,472
2014	1,723	2,235	2,935	3,929	10,822
2015 (2)	2,487	2,957	2,390	1,658	9,492
2016	1,255	1,498	1,965	N/A	4,718

	t:flex
	March 31	June 30	September 30	December 31	Total
2015 (2)	N/A	374	555	569	1,498
2016	371	493	389	N/A	1,253

	t:slim G4
	March 31	June 30	September 30	December 31	Total
2015 (2)	N/A	N/A	486	4,007	4,493
2016	2,416	2,591	1,542	N/A	6,549

	Total
	March 31	June 30	September 30	December 31	Total
2012	N/A	9	204	844	1,057
2013	852	1,363	1,851	2,406	6,472
2014	1,723	2,235	2,935	3,929	10,822
2015 (2)	2,487	3,331	3,431	6,234	15,483
2016	4,042	4,582	3,896	N/A	12,520

(1)	This table does not reflect returns or exchanges of pump products that occurred in the ordinary course of business.

(2)

During the fourth quarter of 2015, 148 t:slim Pumps and two t:flex Pumps originally shipped in the third quarter of 2015 were exchanged for t:slim G4 Pumps under a limited product exchange program. Amounts for the fourth quarter of 2015 in the table above are adjusted to reflect the impact of the exchange program.

(3)	This table does not reflect the impact of trade-ins made under the Technology Upgrade Program related to our launch of the t:slim X2 Pump.

In July 2016, we launched a Technology Upgrade Program that provides eligible t:slim and t:slim G4 Pump customers a path towards ownership of the t:slim X2 Pump by providing customers the right to trade in a t:slim Pump or t:slim G4 Pump for a new t:slim X2 Pump when available, under a variable pricing structure. The Technology Upgrade Program expires on September 30, 2017.

Due to the high degree of accounting complexity, the Technology Upgrade Program has created, and will continue to create, unpredictable financial results for the duration of the program. The accounting treatment for this program requires the deferral of some portion (up to 100%) of sales and cost of sales for shipments of eligible pumps beginning in the third quarter of 2016. We have determined that, from an accounting perspective, the opportunity for a customer to trade in a t:slim or t:slim G4 Pump represents either a right of return or a guarantee at the time of the initial product purchase. Because we have not offered an upgrade program in the past, we do not have sufficient history with similar upgrade programs to estimate the number of customers that will participate. As a result, sales and cost of sales for all eligible t:slim Pump and t:slim G4 Pump shipments are subject to deferral. The amount of sales and cost of sales deferred varies based on a number of factors, including the model of pump involved and the timing of the initial sales relative to the availability of certain future products. We expect to recognize the deferred amount of sales and cost of sales at the earlier of when the Company’s obligations under the Technology Upgrade Program are satisfied or when the Technology Upgrade Program expires. If a customer elects to participate in the Technology Upgrade Program, we will recognize upgrade fees that we receive, if any, and the associated costs at the time of fulfilling the given obligation. At this time we are not able to estimate when we will recognize deferred sales or costs of goods sold as a result of the Technology Upgrade Program, nor are we able to estimate the amount of upgrade fees or associated costs for a customer’s election to participate in the Technology Upgrade Program.

For the three months ended September 30, 2016 and 2015, our sales were $12.3 million and $15.7 million, respectively. For the three months ended September 30, 2016, we recorded net deferrals of $8.4 million in sales and $1.4 million in cost of sales, respectively, as a result of the Technology Upgrade Program. For the three months ended September 30, 2016 and 2015, our net loss was $29.8 million and $19.6 million, respectively. For the nine months ended September 30, 2016 and 2015, our sales were $55.3 million and $43.7 million, respectively. For the nine months ended September 30, 2016 and 2015, our net loss was $68.6 million and $60.3 million, respectively.

Overall, we have experienced considerable sales growth since the commercial launch of t:slim in the third quarter of 2012, while incurring operating losses since our inception. Our operating results fluctuate on a quarterly or annual basis, particularly in the periods surrounding anticipated and actual regulatory approvals and initial stages of commercialization of our new products and those of our competitors. These fluctuations have been, and may continue to be, more pronounced following the commencement of the Technology Upgrade Program.

We believe that the timing of the commercial launch of the t:slim X2 Pump has negatively impacted our aggregate pump shipments during the three months ended September 30, 2016 and may cause further fluctuations in quarterly pump shipments throughout the duration of the Technology Upgrade Program. In particular, in the period leading up to the commercial launch of the t:slim X2 Pump, we believe there was an increasing number of potential customers who delayed their purchasing decision until they could include the t:slim X2 Pump in their decision-making process. In addition, recent regulatory filings, approvals and new product launches by our competitors have and may continue to negatively impact the purchasing decisions of potential customers.

A substantial portion of the purchase price of an insulin pump is typically paid for by third-party payors, including private insurance companies, preferred provider organizations and other managed care providers. Access to adequate coverage and reimbursement for our current and future products by third-party payors is essential to the acceptance of our products by customers. Future sales of our current and future products will be limited unless our customers can rely on third-party payors to pay for all or part of the associated purchase cost. For example, effective July 1, 2016, UnitedHealthcare designated one of our competitors as their preferred, in-network durable medical equipment provider of insulin pumps for most customers over the age of 18. We expect this decision will prevent a majority of UnitedHealthcare members from purchasing an insulin pump from us for the foreseeable future. However, in most other circumstances in which we do not have contracts established with third-party payors, we utilize our network of national and regional distributors to service our customers.

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

From inception through September 30, 2016, we have primarily financed our operations through sales of equity securities, and, to a lesser extent, debt financings. We expect to continue to incur net losses for the next several years, and may require additional capital through equity and debt financings in order to fund our operations until we achieve a level of revenue adequate to support our cost structure.

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

Components of Results of Operations

Sales

We offer a family of products for people with insulin-dependent diabetes. We commenced commercial sales of the t:slim Pump in the United States in the third quarter of 2012. We launched our second insulin pump product, t:flex, in the second quarter of 2015, and launched our third insulin pump product, t:slim G4, in September 2015. In October of 2016, we began shipping the t:slim X2 Pump. Our products include these insulin pumps, as well as disposable cartridges and infusion sets. We also offer accessories including protective cases, belt clips, and power adapters. Sales of accessories since commercial launch have not been significant.

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

Our sales may fluctuate on a quarterly basis in the future due to a variety of factors, including the impact of:

•

seasonality associated with summer vacations, annual deductibles and coinsurance requirements associated with most medical insurance plans utilized by our individual customers and the individual customers of our distributors,

•	anticipated and actual regulatory approvals and commercial launches of new products by us or our competitors,
•	the buying patterns of our distributors and other customers,
•	the size and timing of sales force expansions, and
•	our recently announced Technology Upgrade Program and its related financial and accounting impact.

In general, as a result of these and other factors, we have experienced, and expect to continue to experience, product shipments being weighted heavily towards the second half of the year, with the highest percentage of product shipments in the fourth quarter of the year. Consistent with prior results, we also expect product shipments from the fourth quarter to the following first quarter to decrease.

In particular, our quarterly sales have fluctuated, and may continue to fluctuate, substantially in the periods surrounding anticipated and actual regulatory approvals and commercial launches of new products by us or our competitors. For instance, customers may defer a purchasing decision if they believe that a new product may be launched in the future. Additionally, upon the announcement of the FDA approval or commercial launch of a new product, whether our own or of one of our competitors, potential new customers may reconsider their purchasing decision or take additional time to consider the new approval or product in their purchasing decision. For example, in 2015, we believe that the timing of the regulatory approval and commercial launch of t:slim G4 contributed to our product shipments being weighted even more heavily towards the fourth quarter of the year. Similarly, in 2016, we believe that our pump shipments were negatively impacted during the three-month period ended September 30, 2016, as we announced the launches of the t:slim X2 Pump and the Technology Upgrade Program during that quarter, and one of our competitors announced the future availability of two new products. However, we are not able to quantify the extent of the impact of these events on our potential customers’ purchasing decisions.

Cost of Sales

We manufacture our pumps and disposable cartridges at our manufacturing facility in San Diego, California. Infusion sets and pump accessories are manufactured by third-party suppliers. Cost of sales includes raw materials, labor costs, manufacturing overhead expenses, product training costs, reserves for expected warranty costs, and scrap and inventory obsolescence. Manufacturing overhead expenses are currently a significant portion of our per-unit costs but continue to decline as our production volumes grow. These manufacturing overhead expenses include expenses relating to quality assurance, manufacturing engineering, material procurement, inventory control, facilities, equipment, information technology and operations supervision and management. We anticipate that our cost of sales will continue to increase as our products continue to gain broader market acceptance and our product sales increase.

We expect our overall gross margin percentage, which for any given period is calculated as sales less cost of sales divided by sales, to improve over the long term, as our sales increase and we have more opportunities to spread our overhead costs over larger production volumes. We expect that we will be able to leverage our manufacturing cost structure among our pump products that utilize the same core infrastructure. However, we do expect our overall gross margin to fluctuate in future quarterly periods as a result of numerous factors besides those associated with production volumes, such as the Technology Upgrade Program and its related financial and accounting impact, the changing mix of products sold with different gross margins, the changing percentage of products sold to distributors versus directly to individual customers, varying levels of reimbursement among third-party payors, the timing and success of new regulatory approvals and product launches, warranty and training costs, and changes in our manufacturing processes, costs or output, changes in our manufacturing capacity or output as well as the impact of implementing additional automated manufacturing equipment and expanding our manufacturing facilities as we attempt to manufacture our products on a larger scale.

Selling, General and Administrative

Our selling, general and administrative, or SG&A, expenses primarily consist of salary, cash-based incentive compensation, fringe benefits and non-cash stock-based compensation for our executive, financial, marketing, sales, business development, regulatory affairs and administrative functions. Other significant SG&A expenses include those incurred for product demonstration samples, commercialization activities associated with new product launches, travel, trade shows, outside legal fees, independent auditor fees, outside consultant fees, insurance premiums, facilities costs and information technology costs. We expect our SG&A expenses to increase as our business expands, including the potential future expansion of the number of sales territories in which we operate.

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

Other Income and Expense

Our other income and expense primarily consists of interest expense and amortization of debt discount and issuance costs associated with the Term Loan Agreement. At September 30, 2016, there was $45.8 million of outstanding principal under the Term Loan Agreement, which accrues interest at a rate of 11.5% per annum. We expect interest expense to increase in 2016 as a result of additional borrowings under the Term Loan Agreement as compared to 2015 (see the section below entitled “Indebtedness”).

Results of Operations

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(in thousands, except percentages)	2016	2015	2016	2015
Sales	$12,293	$15,716	$55,336	$43,730
Cost of sales	13,870	10,203	41,809	30,609
Gross profit (loss)	(1,577)	5,513	13,527	13,121
Gross margin	(13)%	35%	24%	30%
Operating expenses:
Selling, general and administrative	20,683	19,123	63,768	58,077
Research and development	6,154	5,093	14,464	12,828
Total operating expenses	26,837	24,216	78,232	70,905
Operating loss	(28,414)	(18,703)	(64,705)	(57,784)
Other income (expense), net:
Interest and other income	34	87	258	247
Interest and other expense	(1,434)	(969)	(4,177)	(2,791)
Total other expense, net	(1,400)	(882)	(3,919)	(2,544)
Net loss	$(29,814)	$(19,585)	$(68,624)	$(60,328)

Comparison of the Three Months Ended September 30, 2016 and 2015

Sales. Sales for the three months ended September 30, 2016 were $12.3 million, representing a decrease of 22% compared to sales of $15.7 million for the same period in 2015.

For the three months ended September 30, 2016 we deferred $8.4 million of pump sales as the result of our Technology Upgrade Program. Sales of insulin pumps were $6.9 million and $12.8 million, respectively, for the three months ended September 30, 2016 and 2015. Sales of pump-related supplies primarily accounted for the remainder of our sales during those periods. Sales of accessories were not significant in either of the reported periods.

The net decrease in sales during the three months ended September 30, 2016 compared to the same period in 2015 was primarily attributable to our deferral of sales of eligible insulin pumps due to the Technology Upgrade Program. Notwithstanding the decrease in our reported sales during this period, we had a 14% increase in aggregate pump shipments from 3,431 in the third quarter of 2015 to 3,896 in the third quarter of 2016. We also experienced an increase in sales of pump-related supplies from our growing installed base.

Our percentage of sales to distributors versus individual customers is principally determined by the mix of customers ordering our products within the period and whether or not we have a contractual arrangement with their underlying third-party insurance payor. Sales to distributors accounted for 67% and 77% of our total sales for the three months ended September 30, 2016 and 2015, respectively. The percentage of sales to distributors during the three months ended September 30, 2016 decreased five percentage points as a result of sales deferred due to the Technology Upgrade Program and the expected launch of the t:slim X2 Pump. In addition, the percentage decreased due to UnitedHealthcare’s decision to designate one of our competitors as their preferred, in-network durable medical equipment provider of insulin pumps for most customers over the age of 18, effective July 1, 2016. Previously, UnitedHealthcare’s members accessed our products through one of our distributors.

Cost of Sales and Gross Profit (Loss). Our cost of sales for the three months ended September 30, 2016 was $13.9 million, representing an increase of 36% compared to $10.2 million for the same period in 2015. Gross loss for the three months ended September 30, 2016 was $1.6 million and gross margin was (13)%, compared to gross profit of $5.5 million and gross margin of 35% for the same period in 2015.

 The decrease in our gross profit (loss) for the three months ended September 30, 2016 from the comparable period in 2015 was primarily due to the net $7.0 million reduction in gross profit associated with the Technology Upgrade Program. During the period, we recorded net deferrals of $8.4 million in sales and $1.4 million in cost of sales. In addition, we recorded a $1.1 million charge for inventory obsolescence as the result of the commercialization of the t:slim X2 Pump, the launch of the Technology Upgrade Program and the associated decrease in overall demand for our t:slim G4 Pump. This charge negatively impacted our gross margin during the three months ended September 30, 2016 by nine percentage points.

Our manufacturing overhead costs are a significant component of the costs of our products. Our gross margin was positively impacted by a substantial decrease in per-unit manufacturing overhead costs, which was driven by increased production volumes and manufacturing efficiencies. This improvement was offset by an increase in our non-manufacturing costs as a percentage of sales, which primarily consists of warranty, freight, training, and royalty costs. The gross margin was also impacted by an increase in sales of pump-related supplies, which generally have lower gross margins than our insulin pumps.

During the period of the Technology Upgrade program, we expect the pump gross margin will fluctuate significantly. Following the expiration of the Technology Upgrade Program, we expect our gross margin on insulin pumps to be higher than our gross margin on pump-related supplies, which is consistent with our historical experience. We will continue to increase our manufacturing operations and costs as we address increasing production volume requirements. Therefore, our manufacturing overhead costs will continue to be a significant component of the costs of our products. As a result our manufacturing overhead costs will continue to impact our gross margins as we attempt to manufacture our products on a larger scale, launch new products, change our manufacturing processes, change our manufacturing capacity or output, implement additional automated manufacturing equipment and expand our manufacturing facilities.

Selling, General and Administrative Expenses. SG&A expenses increased 8% to $20.7 million for the three months ended September 30, 2016 from $19.1 million for the same period in 2015. The increase in SG&A expenses was primarily the result of the expansion of our commercial operations during 2016. We expanded the number of our sales territories from 60 to 72 in early 2016, as well as increased our customer and technical support personnel throughout the year to service our growing customer base. Territories are maintained by sales representatives and field clinical specialists, and supported by managed care liaisons, additional sales management and other customer support personnel. Employee-related expenses for our sales, general and administrative functions comprise the majority of the SG&A expenses. Employee-related expenses in the third quarter of 2016 increased $1.9 million, offset by a decrease of $0.3 million in outside services and supplies.

Research and Development Expenses. R&D expenses increased 21% to $6.2 million for the three months ended September 30, 2016 from $5.1 million for the same period in 2015. The increase in R&D expenses was primarily the result of an increase of $1.7 million in clinical trial expenses, licensing fees, supplies and outside services, as well as an increase in employee-related expenses of $0.4 million. The increase was offset by a $1.0 million milestone payment made to DexCom, under the DexCom Agreement, in the three months ended September 30, 2015.

Other Income and Expense. Other expense for the three months ended September 30, 2016 and 2015 was $1.4 million and $0.9 million, respectively. Other expense for both periods was primarily comprised of interest expense associated with the Term Loan Agreement. The increase in expense was due to $15.0 million of additional borrowing under the Third Amendment in 2016. Interest currently accrues at a rate of 11.5% per annum. The outstanding principal balances under the Term Loan Agreement was $45.8 million and $30.0 million as of September 30, 2016 and September 30, 2015, respectively. Other income for both periods presented was not significant.

Comparison of the Nine Months Ended September 30, 2016 and 2015

Sales. Sales for the nine months ended September 30, 2016 were $55.3 million, representing an increase of 27% compared to sales of $43.7 million for the same period in 2015.

For the nine months ended September 30, 2016, we deferred $8.4 million of pump sales as the result of our Technology Upgrade Program. Sales of insulin pumps were $41.2 million and $35.8 million, respectively, for the nine months ended September 30, 2016 and 2015. Sales of pump-related supplies primarily accounted for the remainder of our sales during those periods. Sales of accessories were not significant in either of the reported periods.

The increase in sales during the nine months ended September 30, 2016 compared to the same period in 2015 was primarily attributable to a 35% increase in pump shipments from 9,249 in the first nine months of 2015 to 12,520 in the first nine months of 2016. During the first nine months of 2016, we expanded from 60 to 72 sales territories. We also experienced an increase in sales of pump-related supplies from our growing installed base. The increase in sales was offset by the deferral of sales of eligible insulin pumps due to the Technology Upgrade Program.

Our percentage of sales to distributors versus direct customers is principally determined by the mix of customers ordering our products within the period and whether or not we have a contractual arrangement with their underlying third-party insurance payor. Sales to distributors accounted for 74% and 77% of our total sales for the nine months ended September 30, 2016 and 2015, respectively. The percentage decrease was primarily due to UnitedHealthcare’s decision to designate one of our competitors as their preferred, in-network durable medical equipment provider of insulin pumps for most customers over the age of 18, effective July 1, 2016. In addition, the percentage decrease was partially the result of the deferrals associated with the Technology Upgrade Program and launch of the t:slim X2 Pump.

Cost of Sales and Gross Profit. Our cost of sales for the nine months ended September 30, 2016 was $41.8 million, representing an increase of 37% compared to $30.6 million for the same period in 2015. Gross profit for the nine months ended September 30, 2016 was $13.5 million and gross margin was 24%, compared to gross profit of $13.1 million and gross margin of 30% for the same period in 2015.

Our gross profit for the nine months ended September 30, 2016 was negatively impacted by the net $7.0 million reduction in gross profit associated with the Technology Upgrade Program. During the period, we recorded net deferrals of $8.4 million in sales and $1.4 million in cost of sales. In addition, we recorded a $1.1 million charge for inventory obsolescence as the result of the commercialization of the t:slim X2 Pump, the launch of the Technology Upgrade Program and the associated decrease in overall demand for our t:slim G4 Pump. This charge negatively impacted our gross margin during the nine months ended September 30, 2016 by two percentage points.

Our manufacturing overhead costs are a significant component of the costs of our products. Our gross margin was positively impacted by a substantial decrease in per-unit manufacturing overhead costs, which was driven by increased production volumes and manufacturing efficiencies. The gross margin was also impacted by an increase in sales of pump-related supplies, which generally have lower gross margins than our insulin pumps.

Selling, General and Administrative Expenses. SG&A expenses increased 10% to $63.8 million for the nine months ended September 30, 2016 from $58.1 million for the same period in 2015. The increase in SG&A expenses was primarily the result of the expansion of our commercial operations during the first quarter of 2016. Employee-related expenses for our sales, general and administrative functions comprise the majority of the SG&A expenses. Such employee-related expenses increased $5.1 million in the nine months ended September 30, 2016 as compared to the same period in 2015, including an increase of $6.1 million in salaries, cash-based incentive compensation and fringe benefits, offset by a decrease in non-cash stock-based compensation of $1.0 million. SG&A expenses also increased $0.6 million associated with outside services, marketing and promotional activities, tradeshows and travel expenses.

Research and Development Expenses. R&D expenses increased 13% to $14.5 million for the nine months ended September 30, 2016 from $12.8 million for the same period in 2015. The increase in R&D expenses was primarily the result of an increase of $1.8 million in clinical trial expenses, licensing fees, supplies and outside services, as well as an increase in employee-related expenses of $0.9 million. The increase was offset by a $1.0 million milestone payment made to DexCom under the DexCom Agreement in the nine months ended September 30, 2015.

Other Income and Expense. Other expense for the nine months ended September 30, 2016 and 2015 was $3.9 million and $2.5 million, respectively. Other expense for both periods was primarily comprised of interest expense associated with the Term Loan Agreement. The increase in expense was due to $15.0 million of additional borrowing under the Third Amendment in the nine months ended September 30, 2016. The outstanding principal balance under the Term Loan Agreement was $45.8 million and $30.0 million as of September 30, 2016 and September 30, 2015, respectively. Other income for both periods presented was not significant.

Liquidity and Capital Resources

At September 30, 2016, we had $36.1 million in cash, cash equivalents and short-term investments, which included $2.0 million of restricted cash. We believe that our cash on hand, cash generated from operations, cash available under the Term Loan Agreement, proceeds from the exercise of options and warrants, and proceeds from employee contributions for the purchase of our common stock through our ESPP will be sufficient to satisfy our liquidity requirements for at least the next 12 months.

We expect that our sales performance and the resulting operating income or loss, as well as the status of each of our new product development programs, will significantly impact our cash management decisions. We may also use additional cash for the manufacture of t:slim X2 Pumps to fulfill our obligations under the Technology Upgrade Program, which will be partially offset by any fees we collect under the program.

We have utilized, and may continue to utilize, debt arrangements with debt providers and financial institutions to finance our operations. Factors such as interest rates, repayment terms and available cash will impact our decision regarding whether to continue to utilize debt arrangements as a source of cash, including whether to draw additional amounts available to us under the Term Loan Agreement. In November 2013, we completed an initial public offering of common stock that resulted in net proceeds of approximately $125.0 million and in the first quarter of 2015 we completed a public offering of common stock that resulted in net proceeds of approximately $64.9 million. In the future, we may give consideration to additional public offerings of equity securities as a source of financing. In December 2014, we filed a registration statement on Form S-3 with the Securities and Exchange Commission, or SEC, which was declared effective on December 19, 2014. Under this shelf registration statement, we may from time to time offer and sell any combination of common stock, preferred stock, warrants or units in one or more offerings.

The following table shows a summary of our cash flows for the nine months ended September 30, 2016 and 2015:

	Nine Months Ended
	September 30, 2016
(in thousands)	2016	2015
Net cash provided by (used in):
Operating activities	$(47,591)	$(48,518)
Investing activities	5,873	(6,439)
Financing activities	16,586	66,986
Total	$(25,132)	$12,029

Operating activities. Net cash used in operating activities was $47.6 million for the nine months ended September 30, 2016, compared to $48.5 million for the same period in 2015. The change in net cash used in operating activities was primarily associated with changes in working capital, offset by the increase in our operating loss. The changes in working capital were primarily due to improvement in cash collections from accounts receivable and an increase in deferred revenue and guarantee liability associated with the Technology Upgrade Program, offset by changes in accounts payable, employee-related liabilities and an increase in inventory to meet higher production volumes, including those associated with new products, and an increase in prepaid expenses.

Investing activities. Net cash provided by investing activities was $5.9 million for the nine months ended September 30, 2016, which was primarily related to the purchase of $25.9 million of short-term investments and $6.2 million of property and equipment, offset by proceeds from sales and maturities of short-term investments of $38.0 million. Net cash used in investing activities was $6.4 million for the nine months ended September 30, 2015, which was primarily related to the net purchase of $67.5 million in short-term investments and $4.1 million of property and equipment, offset by proceeds from sales and maturities of short-term investments of $65.2 million.

Financing activities. Net cash provided by financing activities was $16.6 million for the nine months ended September 30, 2016, which was primarily the result of net proceeds in the amount of $15.0 million in connection with the Third Amendment and $1.6 million in proceeds from the issuance of common stock through our ESPP, as well as the exercise of outstanding stock options and warrants. Net cash provided by financing activities was $67.0 million for the nine months ended September 30, 2015, which was primarily the result of the net proceeds from a public offering of our common stock in the amount of $64.9 million and $2.1 million in proceeds from the issuance of common stock through our ESPP, as well as the exercise of outstanding stock options and warrants.

Our liquidity position and capital requirements are subject to fluctuation based on a number of factors. In particular, our cash inflows and outflows are principally impacted by the following:

•	our ability to generate sales, the timing of those sales and the collection of receivables generated from those sales from period to period;

•	fluctuations in gross margins and operating margins;

•	fluctuations in working capital; and

•	our decision whether to draw additional amounts available under the Term Loan Agreement.

Our primary short-term capital needs, which are subject to change, include expenditures related to:

•	support of our commercialization efforts related to our current and future products;

•	costs associated with the Technology Upgrade Program;

•	improvements in our manufacturing capacity and efficiency;

•	new research and product development efforts, including clinical trial costs;

•	payment of interest due under the Term Loan Agreement;

•	the acquisition of equipment and other fixed assets;

•	facilities expansion needs; and

•	payments under our licensing, development and commercialization agreements.

Although we believe the foregoing items reflect our most likely uses of cash in the short-term, we cannot predict with certainty all of our particular short-term cash uses or the timing or amount of cash used. If cash generated from operations is insufficient to satisfy our working capital and capital expenditure requirements, we may be required to sell additional equity or debt securities or obtain additional credit facilities. If we issue equity securities, our existing stockholders may experience dilution, and the new equity securities may have rights, preferences and privileges senior to those of our existing stockholders. If we issue debt securities or obtain additional credit facilities, we may incur debt service obligations, we may become subject to restrictions limiting our ability to operate our business and we may be required to encumber all or a portion of our assets. There can be no assurance that we will be able to raise any such capital on terms acceptable to us, if at all.

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

Under the Term Loan Agreement, interest is payable, at our option, (i) in cash at a rate of 11.5% per annum or (ii) at a rate of 9.5% of the 11.5% per annum in cash and 2.0% of the 11.5% per annum to be added to the principal of the loan and subject to accruing interest. Interest-only payments are due quarterly on March 31, June 30, September 30 and December 31 of each year of the interest-only payment period, which ends on December 31, 2019. The principal balance is due in full at the end of the term of the loan which is March 31, 2020. The Term Loan Agreement provides for prepayment fees in an amount equal to 1.0% of the outstanding balance of the loan if the loan is repaid prior to March 31, 2017, after which there is no prepayment fee.

We had elected to pay interest in cash at a rate of 11.5% per annum through September 30, 2015. For the nine months ended September 30, 2016 and the three months ended December 31, 2015, we elected to pay interest in cash at a rate of 9.5% per annum and to have a rate of 2.0% per annum added to the principal of the loan. As a result, $675,000 and $153,000 was added to the principal of the loan for the nine months ended September 30, 2016 and the three months ended December 31, 2015, respectively. As of September 30, 2016, we had $45.8 million of aggregate borrowings outstanding under the Term Loan Agreement.

The loan is collateralized by all of our assets. The Term Loan Agreement also imposes various affirmative and negative covenants on us. The principal financial covenants require that we attain minimum annual revenues of $65.0 million in 2016, $80.0 million in 2017 and $95.0 million each year thereafter until the end of the term of the loan. At September 30, 2016, we were in compliance with all of the covenants in the Term Loan Agreement.

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

Critical Accounting Policies

Our discussion and analysis of our financial condition and results of operations are based on our financial statements, which have been prepared in accordance with U.S. GAAP. The preparation of these financial statements requires management to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses and the disclosure of contingent assets and liabilities in our financial statements. We evaluate our estimates and judgments on an ongoing basis. We base our estimates on historical experience and on various other factors that we believe are reasonable under the circumstances, the results of which form the basis for making judgments about our financial condition and results of operations that are not readily apparent from other sources. Actual results may differ from these estimates. There have been no material changes to our critical accounting policies and estimates from the information provided in Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Critical Accounting Policies Involving Management Estimates and Assumptions,” included in our Annual Report on Form 10-K for the year ended December 31, 2015, except for the accounting policies and estimates related to trade-in rights, which is included in note 2 in Part I, Item 1 of this Quarterly Report on Form 10-Q.

Off-Balance Sheet Arrangements

As of September 30, 2016, we did not have any off-balance sheet arrangements.

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

Because of the short-term maturities of our financial instruments, we do not believe that an increase or decrease in market interest rates would have any significant impact on the realized value of our investment portfolio. If a 10% change in interest rates were to have occurred on September 30, 2016, this change would not have had a material effect on the fair value of our investment portfolio as of that date.

The interest rate under the Term Loan Agreement is fixed and not subject to changes in market interest rates.

Our operations are located in the United States, and nearly all of our sales since inception have been made in U.S. dollars. Accordingly, we do not currently have any material exposure to foreign currency rate fluctuations. From time to time, we may have foreign currency exchange risk associated with currency exposure related to existing assets and liabilities, committed transactions and forecasted future cash flows. In certain circumstances, we may seek to manage such foreign exchange risk by using derivative instruments such as foreign exchange forward contracts to hedge our risks. In general, we may hedge material foreign exchange exposures up to 12 months in advance. However, we may choose not to hedge some exposures for a variety of reasons including prohibitive economic costs.

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

As of September 30, 2016, we carried out an evaluation, under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based on this evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of September 30, 2016.

Changes in Internal Control over Financial Reporting

During the three months ended September 30, 2016, we developed and implemented new control procedures over financial reporting for the Technology Upgrade Program.

Except as described above, there were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) during the quarter ended September 30, 2016 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings

From time to time, we are involved in various legal proceedings, disputes and other claims arising in the ordinary course of our business. Although the results of legal proceedings and claims cannot be predicted with certainty, we currently believe that the final outcome of these ordinary course matters will not, individually or in the aggregate, have a material adverse effect on our business, financial position, results of operations or cash flows. However, regardless of the outcome, legal proceedings can have an adverse impact on us because of legal costs, diversion of management time and resources, and other factors.

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

Risks Relating to Our Business and our Industry

We have incurred significant operating losses since inception and cannot assure you that we will achieve profitability. *

Since our inception in January 2006 we have incurred a significant net loss. As of September 30, 2016, we had an accumulated deficit of $389.8 million. To date, we have financed our operations primarily through public and private sales of our equity securities, debt financing with Capital Royalty Partners II L.P. and its affiliated funds, or Capital Royalty Partners, and sales of our products. We have devoted substantially all of our resources to the research and development of our products, the scaling of manufacturing operations and our commercial organization, the commercial launches of our products, and the assembly of a management team to manage our business.

We began commercial sales of our first commercial product, the t:slim Pump, in the third quarter of 2012. We began commercial sales of the t:flex Pump in the second quarter of 2015 and the t:slim G4 Pump in the third quarter of 2015. In October 2016 we discontinued new shipments of our original t:slim Pump and launched a next-generation pump under the t:slim X2 name. Since the first quarter of 2013, we have been able to manufacture and sell our insulin pump products at a cost and in volumes sufficient to allow us to achieve a positive overall gross margin. For the years ended December 31, 2015 and 2014, our gross profit was $26.6 million and $15.2 million, respectively. For the three months ended September 30, 2016 and 2015, our gross profit (loss) was $(1.6) million and $5.5 million, respectively. Although we have achieved a positive overall gross margin, we still operate at a substantial net loss and expect that we will continue to do so for the next several years.

To implement our business strategy we need to, among other things, grow our sales, clinical and marketing infrastructure to increase sales of our products, fund ongoing research and development activities, expand our manufacturing capabilities, and obtain regulatory clearance or approval to commercialize our products currently under development. We expect our expenses to increase significantly as we pursue these objectives. The extent of our future operating losses and the timing of profitability are highly uncertain, especially given that we intend to launch several new products and product features over the next several years. In addition, the Technology Upgrade Program makes forecasting our sales more difficult, because such forecasts depend on customer behavioral assumptions, such as the likelihood that the trade-in rights will be exercised. Any additional operating losses will have an adverse effect on our stockholders’ equity, and we cannot assure you that we will ever be able to achieve or sustain profitability.

The administration of the Technology Upgrade Program may result in unanticipated difficulties or costs, which may harm our financial condition or operating results; the Technology Upgrade Program will result in accounting complexities that may be difficult for investors to understand and may lead to confusion when comparing our historical and future financial results. *

In July 2016, we announced the implementation of a Technology Upgrade Program that allows eligible t:slim and t:slim G4 Pump customers the ability to trade in their existing pump for a t:slim X2 Pump, subject to the conditions specified in the Technology Upgrade Program. The Technology Upgrade Program is being offered to provide our existing customers the ability to upgrade to the features and capabilities of the t:slim X2 Pump. However, we do not have experience implementing and administering trade-in programs of this type and we may encounter unexpected difficulties or costs in administering or fulfilling our obligations under the Technology Upgrade Program.

If we incur unexpected difficulties or costs in administering the Technology Upgrade Program, or if we do not derive the anticipated benefits to our business from offering the Technology Upgrade Program to our customers, it could have a material adverse effect on our financial condition and operating results.

Furthermore, the Technology Upgrade Program will result in a number of accounting complexities that will make comparisons of our future and historical financial results more difficult. In particular, United States generally accepted accounting principles, or GAAP, prevents us from recognizing, at the time of sale, the full amount of the revenue and cost of goods sold associated with the sale of t:slim and t:slim G4 Pumps made to eligible customers during the Technology Upgrade Program. Instead, depending on the type of pump sold, we will be required to defer some or all of the revenues and costs of goods sold until a later date, which will generally be the earlier of when our obligations under the Technology Upgrade Program are satisfied or when the Technology Upgrade Program expires. The amount and timing of the deferred revenues and cost of goods sold will depend on multiple factors that are based on future events that are difficult to estimate or predict, especially because we have not offered a similar trade-in program in the past. For example, we do not currently have sufficient history to reasonably estimate returns associated with the trade-in rights (a factor of the accounting analysis with respect to the t:slim Pump) or the likelihood that the trade-in rights will be exercised (a factor of the accounting analysis with respect to the t:slim G4 Pump). Accordingly, it is very difficult for us to estimate the amount of the deferrals with any level of certainty, which makes it very difficult for us to predict our GAAP results, including revenues and operating margins.

Despite our efforts to explain the anticipated accounting treatment, it is possible that investors or analysts will view the accounting treatment or the resulting impact on our GAAP financial results negatively, or it may lead to confusion when comparing our historical and future financial results, which may cause our stock price to decline. In addition, the complexities associated with the accounting treatment, or with the Technology Upgrade Program generally, may cause investors to avoid purchasing our common stock until the impact of the Technology Upgrade Program is better understood or the Company financial results and trends are more predictable, which also may adversely impact our stock price. Finally, while the anticipated accounting treatment for the Technology Upgrade Program as described above represents our current expectations based on information currently available, it is preliminary and subject to change in the future.

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

Sales of our insulin pumps may be negatively impacted by many factors, including:

Ÿ	problems arising from the expansion of our manufacturing capabilities, or destruction, loss, or temporary shutdown of our manufacturing facility;

Ÿ	changes in reimbursement rates or policies relating to insulin pumps or similar products or technologies by third-party payors;

Ÿ	our inability to enter into contracts with third-party payors on a timely basis and on acceptable terms;

Ÿ	claims that any of our insulin pump products, or any component thereof or related supplies, infringes on patent rights or other intellectual property rights of third parties;

Ÿ	the failure of our Tandem Device Updater to accurately and timely provide customers with remote access to new product features as anticipated;

Ÿ	the potential that other technological breakthroughs for the monitoring, treatment or prevention of diabetes may render our insulin pump products obsolete or less desirable; and

Ÿ	adverse regulatory or legal actions relating to our insulin pump products or similar products or technologies.

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

Ÿ

the failure of our products to achieve wide acceptance among people with insulin-dependent diabetes, their caregivers, insulin-prescribing healthcare providers, third-party payors and key opinion leaders in the diabetes treatment community;

Ÿ	lack of evidence supporting the safety, ease-of-use or other perceived benefits of our products over competitive products or other currently available insulin treatment methodologies;

Ÿ	perceived risks associated with the use of our insulin pump products or similar products or technologies generally;

Ÿ	the introduction of competitive products, technologies or treatment techniques and the rate of their acceptance as compared to our insulin pump products;

Ÿ	discounts, rebates and other financial incentives that our competitors may offer for competitive products; and

Ÿ	results of clinical studies relating to t:slim, t:flex, t:slim G4 or similar competitive products.

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

Further, even if we are able to convince people with insulin-dependent diabetes, their caregivers or healthcare providers that our products compare favorably to the products and treatment alternatives offered by our competitors, the rapid evolution of technology and treatment options within our industry may cause consumers to delay the purchase of our products in anticipation of advancements, or the perception that advancements could occur, in our products or the products offered by our competitors. For example, we believe that during the third quarter of 2016, there were consumers interested in purchasing one of our insulin pump products who may have delayed the purchase decision in anticipation of the release of t:slim X2 or of a new product being launched by one of our competitors. It is also possible that consumers interested in purchasing any of our future products currently in development may delay the purchase of one of our current products.

If our insulin pump products do not achieve and maintain widespread market acceptance, we may fail to achieve sales at or above our projected amounts. If our sales do not meet our projections, we may fail to meet our strategic objectives, and our business, financial condition and operating results could be materially and adversely affected.

Failure to secure or retain adequate coverage or reimbursement for our current products and our potential future products by third-party payors could adversely affect our business, financial condition and operating results. *

We have derived nearly all of our revenue from sales of insulin pumps and associated supplies, and expect to continue to do so until we are able to commercialize our other products that are currently under development. A substantial portion of the purchase price of an insulin pump is typically paid for by third-party payors, including private insurance companies, preferred provider organizations and other managed care providers. Future sales of our current and future products will be limited unless our customers can rely on third-party payors to pay for all or part of the associated purchase cost. Because we only recently initiated commercial sales of t:flex and t:slim G4, there remains some uncertainty regarding the coverage that third-party payors will offer for these products, particularly for individuals with type 2 diabetes where coverage requirements may necessitate additional laboratory tests or other information to support a determination of medical necessity. Access to adequate coverage and reimbursement for our current and future products by third-party payors is essential to the acceptance of our products by customers.

Many third-party payors use coverage decisions and payment amounts determined by the Centers for Medicare and Medicaid Services, or CMS, which administers the U.S. Medicare program, as guidelines in setting their coverage and reimbursement policies. Medicare periodically reviews its reimbursement practices for diabetes-related products. Medicare implemented a competitive bidding process for blood glucose strip reimbursement, which resulted in a significant reduction in the reimbursement rate for those products. More recently, Medicare has also initiated a competitive bidding process for insulin pumps in limited geographies. As a result, there is uncertainty as to the future Medicare reimbursement rate for our products. In addition, those third-party payors that do not follow the CMS guidelines may adopt different coverage and reimbursement policies for our current and future products. It is possible that some third-party payors will not offer any coverage for our current or future products. For instance, effective July 1, 2016, UnitedHealthcare designated one of our competitors as their preferred, in-network durable medical equipment provider of insulin pumps for most customers over the age of 18. We expect this decision will prevent a majority of UnitedHealthcare members from purchasing an insulin pump from us for the foreseeable future. It is possible that other payors may adopt similar policies in the future, which would adversely impact our ability to sell our products.

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

Many of these more established competitors enjoy several competitive advantages over us, including:

Ÿ	greater financial and human resources for sales and marketing, and product development;

Ÿ	established relationships with healthcare providers and third-party payors;

Ÿ	established reputation and name recognition among healthcare providers and other key opinion leaders in the diabetes industry;

Ÿ	in some cases, an established base of long-time customers;

Ÿ	products supported by long-term clinical data;

Ÿ	larger and more established distribution networks;

Ÿ	greater ability to cross-sell products or provide incentives to healthcare providers to use their products; and

Ÿ	more experience in conducting research and development, manufacturing, clinical trials, and obtaining regulatory approval or clearance.

In some instances, our competitors also offer products that include features that we do not currently offer. For instance, Medtronic currently offers a traditional insulin pump that is integrated with a CGM system with a threshold suspend feature and recently announced that it received FDA approval of a new insulin pump product with additional functionality and a new CGM system. Insulet also offers an insulin pump with a tubeless delivery system that does not utilize an infusion set. For these and other reasons, we may not be able to compete successfully against our current or potential future competitors. As a result, we may fail to meet our strategic objectives and forecasted budget, and our business, financial condition and operating results could be materially and adversely affected.

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

We may face unexpected challenges in marketing, selling and training new customers on the use of our products, which could harm our ability to achieve our sales and service objectives. *

We have only limited experience marketing and selling our products as well as training new customers on their use. For example, we do not have significant experience training new customers on the use of continuous glucose monitoring, which we are required to provide to customers in connection with the commercialization of t:slim G4. As a result, we may face unexpected challenges marketing and selling t:slim G4 and any future products that utilize continuous glucose monitoring. In addition, the vast majority of our existing customers are individuals with type 1 diabetes, and we have only limited experience marketing and selling our products to customers with type 2 diabetes. As a result, we may face unexpected challenges marketing and selling t:flex.

We expect to derive nearly all of our revenue from the sale of t:slim X2, t:flex, and t:slim G4 Pumps and pump-related supplies unless and until we receive regulatory clearance or approval for other products currently in development. As a result, our financial condition and operating results are and will continue to be highly dependent on the ability of our sales representatives to adequately promote, market and sell our current family of insulin pumps, and the ability of our diabetes educators to train new customers on the use of our products. If our sales and marketing representatives or diabetes educators fail to achieve their objectives, our sales could decrease or may not increase at levels that are in line with our forecasts.

If we are unable to expand our sales, marketing and clinical infrastructure effectively and on a timely basis, we may fail to increase our sales to meet our forecasts. *

A key element of our business strategy is the continued expansion of our sales, clinical and marketing infrastructure to drive adoption of our products, which includes our team of diabetes educators that trains new customers on the use of our products. We have rapidly increased the number of sales, marketing and clinical personnel employed by us since the initial commercial launch of t:slim in 2012. However, we have faced considerable challenges in growing and managing our sales, marketing and clinical force over the past 12-18 months, including with respect to recruiting, training and assimilation of new territories and accounts. We expect to continue to face significant challenges as we manage and grow our sales, marketing and clinical infrastructure and work to motivate and retain the individuals who make up those networks. These challenges may be even greater in light of the recent expansion of our commercial organization during 2016, especially because newly hired sales, clinical and marketing representatives require training and take time to achieve full productivity. Moreover, the expansion of our sales force has disrupted, and we expect that it will continue to disrupt the productivity of our existing sales representatives. Unexpected turnover, especially during a period of anticipated expansion, would have a negative impact on our ability to achieve our sales projections. Further, if a sales, marketing or clinical representative was to depart and be retained by one of our competitors, we may fail to prevent him or her from helping competitors solicit business from our existing customers, which could adversely affect our sales. Similarly, if we are not able to recruit and retain a network of diabetes educators, we may not be able to successfully train new customers on the use of our products, which could delay new sales and harm our reputation.

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

We have a limited operating history and may face difficulties encountered by companies early in their commercialization in competitive and rapidly evolving markets. *

We commenced operations in 2006, and began commercial sales of t:slim in the third quarter of 2012, of t:flex in the second quarter of 2015 and of t:slim G4 in the third quarter of 2015. Accordingly, we have a limited operating history upon which to evaluate our business and forecast our future sales and operating results, especially with respect to the impact of t:flex and t:slim G4 on our mix of product sales and our overall growth rate. More recently, our launch of the t:slim X2 and the FDA approval and launch of new products by one of our competitors makes forecasting our future sales and operating results even more challenging. In assessing our business prospects, you should consider the various risks and difficulties frequently encountered by companies early in their commercialization history in competitive and rapidly evolving markets, particularly companies that develop and sell medical devices. These risks include our ability to:

Ÿ	implement and execute our business strategy;

Ÿ	expand and improve the productivity of our sales, clinical and marketing infrastructure to grow sales of our existing and proposed products;

Ÿ	increase awareness of our brand and build loyalty among people with insulin-dependent diabetes, their caregivers and healthcare providers;

Ÿ	manage expanding operations, including complying with a broad range of legal requirements within a highly regulated industry;

Ÿ

expand our manufacturing capabilities, including increasing production of current products efficiently while maintaining quality standards and adapting our manufacturing facilities to the production of new products;

Ÿ	respond effectively to competitive pressures and developments;

Ÿ	enhance our existing products and develop proposed products;

Ÿ	obtain and maintain regulatory clearance or approval to commercialize proposed products and enhance our existing products;

Ÿ	perform clinical trials with respect to our existing products and proposed products; and

Ÿ	attract, retain and motivate qualified personnel in various areas of our business.

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

Manufacturing risks may adversely affect our ability to manufacture products and could negatively impact our sales and operating margins. *

Our business strategy depends on our ability to manufacture our current and proposed products in sufficient quantities and on a timely basis so as to meet consumer demand, while adhering to product quality standards, complying with regulatory requirements and managing manufacturing costs. We are subject to numerous risks relating to our manufacturing capabilities, including:

Ÿ	quality or reliability defects in product components that we source from third-party suppliers;

Ÿ	our inability to secure product components in a timely manner, in sufficient quantities and on commercially reasonable terms;

Ÿ	our failure to increase production of products to meet demand;

Ÿ	the challenge of implementing and maintaining acceptable quality systems while experiencing rapid growth;

Ÿ	our inability to modify production lines to enable us to efficiently produce future products or implement changes in current products in response to regulatory requirements;

Ÿ	our ability to manufacture multiple products simultaneously while utilizing common manufacturing equipment;

Ÿ	difficulty identifying and qualifying alternative suppliers for components in a timely manner; and

Ÿ	potential damage to or destruction of our manufacturing equipment or manufacturing facility.

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

We depend on a limited number of third-party suppliers for certain components, and the loss of any of these suppliers, or their inability to provide us with an adequate supply of materials, could harm our business. *

We rely on third-party suppliers to supply components of our current products and of our potential future products, including our disposable cartridges. For example, we rely on plastic injection molding companies to provide plastic molded components, electronic manufacturing suppliers to provide electronic assemblies, and machining companies to provide machined mechanical components. We also purchase all of our infusion sets and pump accessories from third-party suppliers. For our business strategy to be successful, our suppliers must be able to provide us with components in sufficient quantities, in compliance with regulatory requirements and quality control standards, in accordance with agreed upon specifications, at acceptable costs and on a timely basis. Increases in our product sales, whether forecasted or unanticipated, could strain the ability of our suppliers to deliver an increasingly large supply of components in a manner that meets these various requirements.

We do not have long-term supply agreements with any of our suppliers and, in many cases, we make our purchases on a purchase order basis. Under most of our supply agreements, we have no obligation to buy any given quantity of products, and our suppliers have no obligation to manufacture for us or sell to us any given quantity of products. As a result, our ability to purchase adequate quantities of our products may be limited. Additionally, our suppliers may encounter problems that limit their ability to manufacture products for us, including financial difficulties or damage to their manufacturing equipment or facilities. If we fail to obtain sufficient quantities of high quality components to meet demand on a timely basis, we could lose customer orders, our reputation may be harmed and our business could suffer.

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

Ÿ

identify the product features that people with insulin-dependent diabetes, their caregivers and healthcare providers are seeking in an insulin pump and successfully incorporate those features into our products;

Ÿ	develop and introduce proposed products in sufficient quantities and in a timely manner;

Ÿ	offer products at a price that is competitive with other products then available;

Ÿ	work with third-party payors to obtain reimbursement for our products;

Ÿ	adequately protect our intellectual property and avoid infringing upon the intellectual property rights of third parties;

Ÿ	demonstrate the safety and efficacy of proposed products; and

Ÿ	obtain the necessary regulatory approvals for proposed products.

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

The safety and efficacy of our products is not supported by long-term clinical data, which could limit sales, and our products could cause unforeseen negative effects. *

t:slim and t:flex received pre-market clearance under Section 510(k) of the U.S. Federal Food, Drug, and Cosmetic Act, or FDCA. The 510(k) clearance process is shorter and typically requires the submission of less supporting documentation than other FDA approval processes and does not always require long-term clinical studies. t:slim G4 received FDA approval under a PMA. However, there are no published studies to evaluate the safety or effectiveness of t:slim G4.

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

If there are significant disruptions in our information technology systems, our business, financial condition and operating results could be adversely affected. *

The efficient operation of our business depends on our information technology systems. We rely on our information technology systems to effectively manage sales and marketing data, accounting and financial functions, manufacturing and quality records, inventory management, product development tasks, research and development data, customer service and technical support functions. Our information technology systems, including those that support t:connect, our cloud-based data management application, and those involved in the operation of our Tandem Device Updater, are vulnerable to damage or interruption from earthquakes, fires, floods and other natural disasters, terrorist attacks, attacks by computer viruses or hackers, power losses, and computer system or data network failures. In addition, our currently marketed insulin pumps, and our products currently in development contain software, which could be subject to computer virus or hacker attacks or other failures. As a result of the recent FDA clearance of our Tandem Device Updater, which enables customers to remotely update the software on their insulin pumps, these risks are significantly increased.

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

From time to time, we may consider opportunities to acquire other products or technologies that may enhance our product platform or technology, expand the breadth of our markets or customer base, or advance our business strategies. Potential acquisitions involve numerous risks, including:

Ÿ	problems assimilating the acquired products or technologies;

Ÿ	issues maintaining uniform standards, procedures, controls and policies;

Ÿ	unanticipated costs associated with acquisitions;

Ÿ	diversion of management’s attention from our existing business;

Ÿ	risks associated with entering new markets in which we have limited or no experience; and

Ÿ	increased legal and accounting costs relating to the acquisitions or compliance with regulatory matters.

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

Risks Related to our Financial Results and Need for Financing

Our future capital needs are uncertain and we may need to raise additional funds in the future, and these funds may not be available on acceptable terms or at all. *

At September 30, 2016, we had $36.1 million in cash, cash equivalents and short-term investments, which included $2.0 million of restricted cash. We believe that our cash on hand, cash available under the Term Loan Agreement, cash generated from operations, and cash proceeds from the exercise of warrants and options will be sufficient to satisfy our liquidity requirements for at least the next 12 months. However, the continued growth of our business, including the expansion of our sales, clinical and marketing infrastructure, research and development activities, and manufacturing capabilities, will continue to increase our expenses. In addition, the amount of our future product sales is difficult to predict and actual sales may not be in line with our forecasts. As a result, we may seek additional funds in the future. Our future capital requirements will depend on many factors, including:

Ÿ	the revenue generated by sales of our family of insulin pump products, and any other future products that we may develop and commercialize;

Ÿ	the costs associated with maintaining and expanding our sales and marketing infrastructure;

Ÿ	the expenses we incur in maintaining our manufacturing facility and adding additional manufacturing equipment and capacity;

Ÿ	the cost associated with developing and commercializing our proposed products or technologies, including any costs associated with the administration of the Technology Upgrade Program;

Ÿ	the cost of obtaining and maintaining regulatory clearance or approval for our current or future products;

Ÿ	the cost of ongoing compliance with legal and regulatory requirements;

Ÿ	expenses we incur in connection with potential litigation or governmental investigations;

Ÿ	anticipated or unanticipated capital expenditures; and

Ÿ	unanticipated general and administrative expenses.

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

Our operating results may fluctuate significantly from quarter to quarter. *

There has been and may continue to be meaningful variability in our operating results from quarter to quarter, as well as within each quarter, especially around the time of anticipated new product introductions. Our operating results, and the variability of these operating results, will be affected by numerous factors, including:

Ÿ	our ability to increase sales of our currently available insulin pump products and to commercialize and sell our future products, and the number of our products sold in each quarter;

Ÿ	acceptance of our products by people with insulin-dependent diabetes, their caregivers, healthcare providers and third-party payors;

Ÿ	the financial and accounting impacts of the Technology Upgrade Program;

Ÿ	the pricing of our products and competitive products, including the use of discounts, rebates or other financial incentives by our competitors;

Ÿ	the effect of third-party coverage and reimbursement policies;

Ÿ	our ability to establish and grow an effective sales, clinical and marketing infrastructure;

Ÿ	the amount of, and the timing of the payment for, insurance deductibles required to be paid by our customers and potential customers under their existing insurance plans;

Ÿ	interruption in the manufacturing or distribution of our products;

Ÿ	our ability to simultaneously manufacture multiple products that meet quality and reliability requirements;

Ÿ	seasonality and other factors affecting the timing of purchases of our products;

Ÿ	timing of new product offerings, acquisitions, licenses or other significant events by us or our competitors;

Ÿ	results of clinical research and trials on our existing and future products;

Ÿ	the ability of our suppliers to timely provide us with an adequate supply of components that meet our requirements;

Ÿ	regulatory clearance or approvals affecting our products or those of our competitors; and

Ÿ	the timing of revenue recognition associated with our product sales pursuant to applicable accounting standards.

As a result of our recent product launches, and due to the complexities of the industry in which we operate, it will continue to be difficult for us to forecast demand for our products with any degree of certainty, which means it will be difficult for us to forecast our sales. For example, in the period leading up to the commercial launch of the t:slim X2 Pump, we believe there were an increasing number of customers anticipating its availability who delayed their purchasing decisions until they could include the t:slim X2 in their decision-making process.

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

Risks Related to our Intellectual Property and Potential Litigation

Our ability to protect our intellectual property and proprietary technology is uncertain. *

We rely primarily on patent, trademark and trade secret laws, as well as confidentiality and non-disclosure agreements, to protect our proprietary technologies. As of September 30, 2016, our patent portfolio consisted of approximately 47 issued U.S. patents and 50 pending U.S. patent applications. Of these, our issued U.S. patents expire between approximately 2021 and 2035. We also have and are seeking patent protection for our proprietary technologies in other countries throughout the world. In addition, we also have two pending U.S. trademark applications as well as 23 trademark registrations, including 10 U.S. trademark registrations and 13 foreign trademark registrations.

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

From time to time, we receive communications from third parties alleging our infringement of their intellectual property rights. Any intellectual property dispute or litigation could force us to do one or more of the following:

Ÿ	stop selling our products or using technology that contains the allegedly infringing intellectual property;

Ÿ	incur significant legal expenses;

Ÿ	pay substantial damages to the party whose intellectual property rights we are allegedly infringing;

Ÿ	redesign those products that contain the allegedly infringing intellectual property; or

Ÿ	attempt to obtain a license to the relevant intellectual property from third parties, which may not be available on reasonable terms or at all.

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

Risks Related to our Legal and Regulatory Environment

Our products and operations are subject to extensive governmental regulation, and failure to comply with applicable requirements could cause our business to suffer. *

The medical device industry is regulated extensively by governmental authorities, principally the FDA and corresponding state regulatory agencies. The regulations are very complex and are subject to rapid change and varying interpretations. Regulatory restrictions or changes could limit our ability to carry on or expand our operations or result in higher than anticipated costs or lower than anticipated sales. The FDA and other U.S. governmental agencies regulate numerous elements of our business, including:

Ÿ	product design and development;

Ÿ	pre-clinical and clinical testing and trials;

Ÿ	product safety;

Ÿ	establishment registration and product listing;

Ÿ	labeling and storage;

Ÿ	marketing, manufacturing, sales and distribution;

Ÿ	pre-market clearance or approval;

Ÿ	servicing and post-market surveillance;

Ÿ	advertising and promotion; and

Ÿ	recalls and field safety corrective actions.

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

The FDA can delay, limit or deny clearance or approval of a device for many reasons, including:

Ÿ	we may not be able to demonstrate that our products are safe and effective for their intended users;

Ÿ	the data from our clinical trials may be insufficient to support clearance or approval; and

Ÿ	the manufacturing process or facilities we use may not meet applicable requirements.

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

Ÿ

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

Ÿ

federal false claims laws which prohibit, among other things, individuals or entities from knowingly presenting, or causing to be presented, claims for payment from Medicare, Medicaid, or other third-party payors that are false or fraudulent;

Ÿ	the federal HIPAA of 1996, which created federal criminal laws that prohibit executing a scheme to defraud any healthcare benefit program or making false statements relating to healthcare matters;

Ÿ	the Federal Trade Commission Act and similar laws regulating advertisement and consumer protections; and

Ÿ

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

Ÿ	establishes a new Patient-Centered Outcomes Research Institute to oversee, identify priorities in and conduct comparative clinical effectiveness research;

Ÿ

implements payment system reforms including a national pilot program on payment bundling to encourage hospitals, physicians and other providers to improve the coordination, quality and efficiency of certain healthcare services through bundled payment models; and

Ÿ	creates an independent payment advisory board that will submit recommendations to reduce Medicare spending if projected Medicare spending exceeds a specified growth rate.

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

Risks Related to our Common Stock

Because of their significant stock ownership, certain of our executive officers, directors and principal stockholders will be able to exert control over us and our significant corporate decisions. *

Based on an aggregate of 30,642,215 shares of our common stock outstanding as of September 30, 2016, our executive officers and directors, and their affiliates owned, in the aggregate, approximately 39% of the voting power of our outstanding common stock. These persons, acting together, will have the ability to significantly influence the outcome of all matters submitted to our stockholders for approval, including the election and removal of directors and any merger, consolidation, or sale of all or substantially all of our assets.

The interests of the aforementioned stockholders might not coincide with the interests of the other holders of our capital stock. This concentration of ownership may reduce the value of our common stock by, among other things:

Ÿ	delaying, deferring or preventing a change in control of our company;

Ÿ	impeding a merger, consolidation, takeover or other business combination involving our company; or

Ÿ	causing us to enter into transactions or agreements that are not in the best interests of all stockholders.

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

Ÿ

authorize the issuance of preferred stock with powers, preferences and rights that may be senior to our common stock, which can be created and issued by the board of directors without prior stockholder approval;

Ÿ	provide for the adoption of a staggered board of directors whereby the board is divided into three classes each of which has a different three-year term;

Ÿ	provide that the number of directors shall be fixed by the board;

Ÿ	prohibit our stockholders from filling board vacancies;

Ÿ	provide for the removal of a director only with cause and then by the affirmative vote of the holders of a majority of the outstanding shares;

Ÿ	prohibit stockholders from calling special stockholder meetings;

Ÿ	prohibit stockholders from acting by written consent without holding a meeting of stockholders;

Ÿ	require the vote of at least two-thirds of the outstanding shares to approve amendments to the certificate of incorporation or bylaws; and

Ÿ	require advance written notice of stockholder proposals and director nominations.

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

We do not intend to pay cash dividends. *

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

We are an “emerging growth company,” as defined in the Jumpstart our Business Startups Act of 2012, or the JOBS Act, and we intend to take advantage of certain exemptions from various reporting and compliance requirements that apply to other public companies that are not “emerging growth companies.” These exemptions include the following:

Ÿ	not being required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act;

Ÿ	less extensive disclosure obligations regarding executive compensation in our periodic reports and proxy statements; and

Ÿ	exemptions from the requirements to hold a nonbinding advisory vote on executive compensation and stockholder approval of any golden parachute payments not previously approved.

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

If we fail to maintain an effective system of internal control over financial reporting, we may not be able to accurately report our financial results or prevent fraud. As a result, stockholders could lose confidence in our financial and other public reporting, which would harm our business and the trading price of our common stock. *

Effective internal controls over financial reporting are necessary for us to provide reliable financial reports and, together with adequate disclosure controls and procedures, are designed to prevent fraud. Any failure to implement required new or improved controls, or difficulties encountered in their implementation could cause us to fail to meet our reporting obligations. In addition, any testing by us conducted in connection with Section 404(a) of the Sarbanes-Oxley Act, or the subsequent testing by our independent registered public accounting firm conducted in connection with Section 404(b) of the Sarbanes-Oxley Act after we no longer qualify as an “emerging growth company,” may reveal deficiencies in our internal controls over financial reporting that are deemed to be material weaknesses or that may require prospective or retroactive changes to our financial statements or identify other areas for further attention or improvement. Inferior internal controls could also cause investors to lose confidence in our reported financial information, which could have a negative effect on the trading price of our common stock.

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

The price of our common stock might fluctuate significantly. *

Prior to our initial public offering in November 2013, there was no public market for our common stock. The trading price of our common stock is likely to be volatile for the foreseeable future. Our stock price could be subject to wide fluctuations in response to a variety of factors, including the following:

Ÿ	actual or anticipated fluctuations in our quarterly financial and operating results, including the financial and accounting impacts of the Technology Upgrade Program;

Ÿ	our actual or perceived need for additional capital to fund our operations;

Ÿ	perceptions about the market acceptance of our products and the recognition of our brand;

Ÿ	overall performance of the equity markets;

Ÿ	introduction of proposed products, or announcements of significant contracts, licenses or acquisitions, by us or our competitors;

Ÿ	legislative, political or regulatory developments;

Ÿ	issuance of securities analysts’ reports or recommendations;

Ÿ	additions or departures of key personnel;

Ÿ	threatened or actual litigation and government investigations;

Ÿ	sale of shares of our common stock by us or members of our management; and

Ÿ	general economic conditions.

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

Future sales, or the perception of future sales, of shares of our common stock could materially reduce the market price of our common stock. *

Sales of our common stock, or the perception in the market that the holders of a large number of our shares intend to sell such shares, could reduce the market price of our common stock, which would impair our ability to raise future capital through the sale of additional equity securities. We had outstanding 30,642,215 shares of common stock as of September 30, 2016, of which approximately 11,981,965 shares are restricted securities that may be sold only in accordance with the resale restrictions under Rule 144 of the Securities Act. In addition, as of September 30, 2016, we had outstanding options to purchase 6,785,803 shares of common stock and warrants to purchase 990,031 shares of common stock that, if exercised, will result in these additional shares becoming available for sale. As of September 30, 2016, there was also an aggregate of 2,537,585 shares of our common stock reserved for future grant or issuance under the 2013 Plan and the ESPP.

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

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3.	Defaults Upon Senior Securities

None.

Item 4.	Mine Safety Disclosures

Not applicable.

Item 5.	Other Information

None.

Item 6.	Exhibits

Incorporated by Reference
Exhibit Number	Exhibit Description	Form	File No.	Date of First Filing	Exhibit Number	Provided Herewith
3.1	Amended and Restated Certificate of Incorporation as currently in effect.	S-1/A	333-191601	1-Nov-13	3.4
3.2	Amended and Restated Bylaws as currently in effect.	S-1/A	333-191601	1-Nov-13	3.5
31.1	Certification of Kim D. Blickenstaff, Chief Executive Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					X
31.2	Certification of John Cajigas, Chief Financial Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					X
32.1*	Certification of Kim D. Blickenstaff, Chief Executive Officer, pursuant to U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					X
32.2*	Certification of John Cajigas, Chief Financial Officer, pursuant to U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					X
101.INS	XBRL Instance Document.					X
101.SCH	XBRL Taxonomy Extension Schema Document.					X
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.					X
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.					X
101.LAB	XBRL Taxonomy Extension Label Linkbase Document.					X
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.					X

*	If any, indicates management contract or compensatory plan.

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

Tandem Diabetes Care, Inc.

Dated: November 1, 2016	By:	/s/ Kim D. Blickenstaff
Kim D. Blickenstaff
President, Chief Executive Officer and Director (on behalf of the registrant and as the registrant’s Principal Executive Officer)

	By:	/s/ John Cajigas
John Cajigas
Executive Vice President, Chief Financial Officer and Treasurer (on behalf of the registrant and as the registrant’s Principal Financial and Accounting Officer)