Form 10-Q
period 2017-03-31
TANDEM DIABETES CARE INC
filed 2017-04-27
CIK 1438133

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended March 31, 2017

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☒

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐
		Emerging growth company	☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.                                                                                                          ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No   ☒

As of April 20, 2017, there were 49,839,650 shares of the registrant’s Common Stock outstanding.

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements

TANDEM DIABETES CARE, INC.

CONDENSED BALANCE SHEETS

(In thousands, except par value)

	March 31,	December 31,
	2017	2016
	(Unaudited)	(Note 1)
Assets
Current assets:
Cash and cash equivalents	$40,334	$44,678
Restricted cash	—	2,000
Short-term investments	3,676	8,860
Accounts receivable, net	7,687	11,172
Inventory, net	23,748	21,195
Prepaid and other current assets	4,489	4,187
Total current assets	79,934	92,092
Restricted cash—long-term	10,000	—
Property and equipment, net	20,927	18,409
Patents, net	1,704	1,784
Other long-term assets	149	107
Total assets	$112,714	$112,392
Liabilities and stockholders’ deficit
Current liabilities:
Accounts payable	$4,890	$7,513
Accrued expense	2,484	1,629
Employee-related liabilities	11,630	10,183
Deferred revenue	3,746	5,208
Other current liabilities	6,465	6,943
Total current liabilities	29,215	31,476
Notes payable—long-term	73,763	78,960
Deferred rent—long-term	3,976	2,609
Other long-term liabilities	7,628	5,274
Total liabilities	114,582	118,319
Commitments and contingencies (Note 8)
Stockholders’ equity:
Common stock, $0.001 par value; 100,000 shares authorized as of March 31, 2017 and December 31, 2016, 49,836 and 31,096 shares issued and outstanding at March 31, 2017 and December 31, 2016, respectively.	50	31
Additional paid-in capital	426,454	398,623
Accumulated other comprehensive income (loss)	—	(1)
Accumulated deficit	(428,372)	(404,580)
Total stockholders’ deficit	(1,868)	(5,927)
Total liabilities and stockholders’ deficit	$112,714	$112,392

See accompanying notes to unaudited condensed financial statements.

TANDEM DIABETES CARE, INC.

CONDENSED STATEMENTS OF OPERATIONS and comprehensive loss

(Unaudited)

(In thousands, except per share data)

	Three Months Ended March 31,
	2017	2016
Sales	$18,977	$20,058
Cost of sales	12,224	13,130
Gross profit	6,753	6,928
Operating expenses:
Selling, general and administrative	22,849	21,997
Research and development	5,130	4,169
Total operating expenses	27,979	26,166
Operating loss	(21,226)	(19,238)
Other income (expense), net:
Interest and other income	59	118
Interest and other expense	(2,625)	(1,364)
Total other expense, net	(2,566)	(1,246)
Net loss	$(23,792)	$(20,484)
Other comprehensive loss:
Unrealized gain on short-term investments	$1	$20
Comprehensive loss	$(23,791)	$(20,464)
Net loss per share, basic and diluted	$(0.75)	$(0.68)
Weighted average shares used to compute basic and diluted net loss per share	31,889	30,294

See accompanying notes to unaudited condensed financial statements.

TANDEM DIABETES CARE, INC.

CONDENSED STATEMENTS OF CASH FLOWS

(Unaudited)

(In thousands)

	Three Months Ended March 31,
	2017	2016
Operating activities
Net loss	$(23,792)	$(20,484)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization expense	1,428	1,334
Interest expense related to amortization of debt discount and debt issuance costs	294	78
Provision for allowance for doubtful accounts	307	372
Provision for inventory reserve	131	—
Payment in kind interest accrual of notes payable	405	212
Amortization of premium (discount) on short-term investments	(13)	17
Stock-based compensation expense	2,964	2,800
Other	64	(35)
Changes in operating assets and liabilities:
Accounts receivable, net	3,178	4,590
Inventory	(2,615)	(2,622)
Prepaid and other current assets	(468)	(572)
Other long-term assets	(43)	(2)
Accounts payable	(2,725)	1,020
Accrued expense	855	36
Employee-related liabilities	1,447	(2,223)
Deferred revenue	(1,423)	(141)
Other current liabilities	(382)	(139)
Deferred rent	(162)	(210)
Other long-term liabilities	(262)	24
Net cash used in operating activities	(20,812)	(15,945)
Investing activities
Purchase of short-term investments	—	(13,441)
Proceeds from sales and maturities of short-term investments	5,250	13,750
Purchase of property and equipment	(2,643)	(1,945)
Net cash provided by (used in) investing activities	2,607	(1,636)
Financing activities
Issuance of notes payable, net of issuance costs	—	14,994
Restricted cash in connection with notes payable	(8,000)	—
Proceeds from public offering, net of offering costs	21,595	—
Proceeds from issuance of common stock	266	109
Net cash provided by financing activities	13,861	15,103
Net decrease in cash and cash equivalents	(4,344)	(2,478)
Cash and cash equivalents at beginning of period	44,678	43,088
Cash and cash equivalents at end of period	$40,334	$40,610
Supplemental disclosures of cash flow information
Interest paid	$1,926	$1,009
Supplemental schedule of noncash investing and financing activities
Lease incentive - lessor-paid tenant improvements	$1,773	$—
Debt discount included in other long-term liabilities	$2,559	$452
Common stock warrants issued in connection with term loan	$3,331	$—
Public offering costs included in accounts payable	$374	$—
Property and equipment included in accounts payable	$229	$441

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

The Company manufactures and sells insulin pump products in the United States that are designed to address large and differentiated needs of the insulin-dependent diabetes market. During the first quarter of 2017, the Company’s pump products included:

●	the t:slim X2 Insulin Delivery System, or t:slim X2,
●	the t:flex Insulin Delivery System, or t:flex, and
●	the t:slim G4 Insulin Delivery System, or t:slim G4.

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

Effective December 31, 2016, the Company adopted FASB Accounting Standard Codification (“ASC”) Topic 205-40, Presentation of Financial Statements – Going Concern, which requires that management evaluate whether there are relevant conditions and events that, in the aggregate, raise substantial doubt about the entity’s ability to continue as a going concern and to meet its obligations as they become due within one year after the date that the financial statements are issued.

The Company has incurred operating losses since its inception and as reflected in the accompanying financial statements, the Company has an accumulated deficit of $428.4 million as of March 31, 2017, which includes a net loss of $23.8 million for the three months ended March 31, 2017. The Company had cash and cash equivalents and short-term investments of $54.0 million at March 31, 2017, including $10.0 million of restricted cash as required by the Company’s term loan agreement (as amended by Consent and Amendment Agreement, dated June 20, 2014, Omnibus Amendment Agreement No. 2, dated February 23, 2015, Amendment No. 3 to Term Loan Agreement, dated January 8, 2016, and Waiver and Amendment No. 4 to Term Loan Agreement, dated March 7, 2017, the “Term Loan Agreement”) with Capital Royalty Partners II, L.P. and its affiliate funds (“Capital Royalty Partners”). The Company used $20.8 million in cash from operations in the three months ended March 31, 2017. The Company concluded that, at the date the financial statements in this Quarterly Report on Form 10-Q for the three months ended March 31, 2017 (the “Quarterly Report”) were issued, it did not have sufficient cash to fund its operations for the next twelve months without additional financing and, therefore, there was substantial doubt about its ability to continue as a going concern within one year after the date the financial statements were issued.

The financial statements included in this Quarterly Report have been prepared on a basis that assumes that the Company will continue as a going concern, and do not include any adjustments that may result from the outcome of this uncertainty. This basis of accounting contemplates the recovery of the Company’s assets and the satisfaction of the Company’s liabilities and commitments in the normal course of business and does not include any adjustments to reflect the possible future effects of the recoverability and classification of recorded asset amounts or amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

The Company believes that it will be necessary to raise additional funding. The Company may seek additional capital from public or private offerings of its capital stock or it may elect to borrow additional amounts under new debt financing arrangements or from other sources. If the Company issues equity or debt securities to raise additional funding, its existing stockholders may experience dilution, it may incur significant financing costs, and the new equity or debt securities may have rights, preferences and privileges senior to those of its existing stockholders. The Company’s ability to continue as a going concern, meet its minimum liquidity requirements in the future or satisfy the other covenants under the Term Loan Agreement is dependent on its ability to raise significant additional capital, of which there can be no assurance. If the Company cannot generate sufficient revenues from the sale of its products or secure additional financing on acceptable terms, it may be forced to significantly alter its business strategy, substantially curtail its current operations, or cease operations altogether.

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

Interim financial results are not necessarily indicative of results anticipated for the full year or any other period(s). These unaudited condensed financial statements should be read in conjunction with the Company’s audited financial statements and footnotes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2016 (“Annual Report”), from which the balance sheet information herein was derived, but exclude disclosures required by U.S. GAAP for complete financial statements.

2. Summary of Significant Accounting Policies

There have been no significant changes in our significant accounting policies during the three months ended March 31, 2017, as compared with those disclosed in the Annual Report.

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

Restricted Cash

The Company recorded $10.0 million and $2.0 million of restricted cash as of March 31, 2017 and December 31, 2016, respectively, for the minimum cash balance requirement in connection with the Term Loan Agreement (see Note 6, “Term Loan Agreement”).

Accounts Receivable

The Company grants credit to various customers in the normal course of business. The Company maintains an allowance for doubtful accounts for potential credit losses. Provisions are made based on historical experience, assessment of specific risk, specific review of outstanding invoices, and various additional assumptions and estimates that are believed to be reasonable under the circumstances. Uncollectible accounts are written off against the allowance after appropriate collection efforts have been exhausted and when it is deemed that a balance is uncollectible.

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

The Company offers trade-in rights to certain eligible customers, which are determined to be guarantees under applicable accounting guidance. The Company records a liability for the estimated fair value of the guarantees at their inception. If actual results differ significantly from these estimates, the Company’s results of operations could be materially affected. For further details regarding our guarantees, see the information included under the heading “Revenue Recognition” within this Note 2, as well as the information in Note 5, “Fair Value Measurements.”

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

The Company has determined that trade-in rights for t:slim G4 Pump customers are guarantees. The Company accounts for the guarantees under applicable accounting standards, which require a guarantor to recognize, at the inception of a guarantee, a liability for the estimated fair value of the obligation undertaken in issuing certain guarantees. Subsequently, the initial liability recognized for the guarantee is reduced as the Company is released from the risk under the guarantee, which is when the trade-in right is exercised or the right expires. The guarantee is accounted for as an element of a multiple element arrangement. The estimated fair value of the guarantees are based on various economic and customer behavioral assumptions, including the probability of a trade-in, the specified trade-in amount, the expected fair value of the used t:slim G4 Pump at trade-in and the expected sales price of t:slim X2 Pump. The Company recorded $1.3 million and $1.2 million as guarantee liability in other current liabilities on the accompanying balance sheet, as of March 31, 2017 and December 31, 2016, respectively.

The Company has determined that t:slim Pump trade-in rights are in-substance rights to return products. Such rights to return are accounted for pursuant to the right of return accounting guidance. As the Company does not have sufficient history to reasonably estimate returns associated with trade-in rights, all eligible t:slim Pump sales between July 2016 and October 2016, which is when the Company discontinued new shipments of t:slim, were recorded as deferred revenue until the trade-in right is exercised or the right expires. The Company recorded $1.7 million and $3.2 million as a trade-in rights reserve in deferred revenue on the accompanying balance sheets, as of March 31, 2017 and December 31, 2016, respectively.

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

The Company offers a cloud-based data management application, t:connect, which is made available to customers upon purchase of any of its insulin pumps. In July 2016, the Company received clearance from the FDA to begin offering the Tandem Device Updater, a Mac and PC-compatible tool for the remote update of Tandem insulin pump software. Utilizing Tandem Device Updater, the Company may from time to time provide future unspecified software upgrades to the insulin pump’s essential software. The t:connect service and the embedded right included with qualifying insulin pumps to receive, on a when-and-if-available basis, future unspecified software upgrades relating to the product’s essential software are deemed undelivered elements at the time of the insulin pump sale. Because the Company has neither VSOE nor TPE for these deliverables, the allocation of revenue is based on the Company’s ESP. The Company establishes its ESP based on the estimated cost to provide such services, including consideration for a reasonable profit margin, which is then corroborated by comparable market data. The Company allocates fair value based on management’s ESP to these elements at the time of sale and recognizes the revenue over a four-year period, which is the hosting period for t:connect and the period that software upgrades are expected to be provided. At March 31, 2017 and December 31, 2016, $1.6 million and $1.6 million, respectively, were recorded as deferred revenue for these undelivered elements. All other undelivered elements at the time of sale are deemed inconsequential or perfunctory.

Product Returns

The Company offers a 30-day right of return to its customers from the date of shipment of any of its insulin pumps, provided a physician’s confirmation of the medical reason for the return is received. Estimated allowances for sales returns are based on historical returned quantities as compared to pump shipments in those same periods of return. The return rate is then applied to the sales of the current period to establish a reserve at the end of the period. The return rates used in the reserve are adjusted for known or expected changes in the marketplace when appropriate. The allowance for product returns is recorded as a reduction of revenue and accounts receivable in the period in which the related sale is recorded. The amount recorded on the Company’s balance sheet for product return allowance was $0.1 million and $0.2 million at March 31, 2017 and December 31, 2016, respectively. Actual product returns have not differed materially from estimated amounts reserved in the accompanying condensed financial statements.

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

At March 31, 2017 and December 31, 2016, the warranty reserve was $5.2 million and $5.7 million, respectively. The following table provides a reconciliation of the change in product warranty liabilities from December 31, 2016 through March 31, 2017 (in thousands):

Balance at December 31, 2016	$5,690
Provision for warranties issued during the period	1,356
Settlements made during the period	(1,829)
Increases in warranty estimates	32
Balance at March 31, 2017	$5,249

Current portion	$2,125
Non-current portion	3,124
Total	$5,249

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

Diluted net loss per share is calculated by dividing the net loss by the sum of the weighted-average number of dilutive common share equivalents outstanding for the period determined using the treasury stock method. Dilutive common share equivalents are comprised of warrants, options outstanding under the Company’s equity incentive plans, and shares subject to issuance pursuant to the ESPP. For all periods presented, there is no difference in the number of shares used to calculate basic and diluted shares outstanding due to the Company’s net loss position.

Potentially dilutive securities not included in the calculation of diluted net loss per share (because inclusion would be anti-dilutive) are as follows (in thousands, in common stock equivalent shares):

	Three Months Ended
	March 31,
	2017	2016
Warrants for common stock	—	990
Common stock options	1,253	2,391
ESPP	389	162
	1,642	3,543

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

In March 2016, FASB issued ASU 2016-09, Compensation - Stock Compensation (Topic 718) (“ASU 2016-09”), which is intended to simplify several areas of accounting for share-based payment arrangements. The amendments in this update cover such areas as the recognition of excess tax benefits and deficiencies, the classification of those excess benefits on the statement of cash flows, an accounting policy election for forfeitures, the amount an employer can withhold to cover income taxes and still qualify for equity classification and the classification of those taxes paid on the statement of cash flows. ASU 2016-09 is effective for fiscal years beginning after December 15, 2016, and interim periods within those annual periods. The Company has adopted this standard in the first quarter of 2017. The Company had excess tax benefits for which a benefit could not previously be recognized of approximately $656,000 as of December 31, 2016. Upon adoption, the balance of the unrecognized excess tax benefits is reversed with the impact recorded to (accumulated deficit) retained earnings, including any change to the valuation allowance as a result of the adoption. Due to the full valuation allowance on the U.S. deferred tax assets as of December 31, 2016, there was no impact to the financial statements as a result of this adoption in the first quarter of 2017.

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

Subsequently, FASB issued the following standards related to Revenue from Contracts with Customers Standard: Principal versus Agent Considerations; Identifying Performance Obligations and Licensing; and Narrow-Scope Improvements and Practical Expedients (collectively, the “new revenue standards”).

The new revenue standards may be applied retrospectively to each prior period presented (full retrospective method) or retrospectively with the cumulative effect recognized as of the date of adoption (the modified retrospective method). The Company currently expects to adopt the new revenue standards in its first quarter of 2018 utilizing the modified retrospective method. The Company has begun assessing the impact of the adoption of the new revenue standards on its financial statements and disclosures, and will not know whether there will be any impact of adoption until its assessment is completed later in 2017.

3. Short-Term Investments

The Company invests in investment securities, principally debt instruments of financial institutions and corporations with strong credit ratings. The following represents a summary of the estimated fair value of short-term investments at March 31, 2017 and December 31, 2016 (in thousands):

At March 31, 2017	Maturity (in years)	Amortized Cost	Unrealized Gain	Unrealized Loss	Estimated Fair Value
Available-for-sale investment securities:
Commercial paper	Less than 1	$3,247	$—	$—	$3,247
Trading securities:
Mutual funds held for nonqualified deferred compensation plan participants		$414	$15	$—	$429
Total		$3,661	$15	$—	$3,676

At December 31, 2016	Maturity (in years)	Amortized Cost	Unrealized Gain	Unrealized Loss	Estimated Fair Value
Available-for-sale investment securities:
Commercial paper	Less than 1	$8,483	$1	$(2)	$8,482
Trading securities:
Mutual funds held for nonqualified deferred compensation plan participants		$354	$26	$(2)	$378
Total		$8,837	$27	$(4)	$8,860

4. Inventory

Inventory consisted of the following at March 31, 2017 and December 31, 2016 (in thousands):

	March 31,	December 31,
	2017	2016
Raw materials	$9,616	$9,375
Work in process	$6,148	4,395
Finished goods	$7,984	7,425
Total	$23,748	$21,195

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

The following table presents information about the Company’s financial assets and liabilities measured at fair value on a recurring basis as of March 31, 2017 and December 31, 2016, and indicates the fair value hierarchy of the valuation techniques utilized by the Company to determine such fair value (in thousands):

		Fair Value Measurements at
		March 31, 2017
		(Level 1)	(Level 2)	(Level 3)
Assets
Cash equivalents (1)	$27,208	$27,208	$—	$—
Commercial paper	3,247	—	3,247	—
Mutual funds held for nonqualified deferred compensation plan participants (2)	429	429	—	—
Total assets	$30,884	$27,637	$3,247	$—

Liabilities
Deferred compensation (2)	$429	$429	$—	$—
Total liabilities	$429	$429	$—	$—

		Fair Value Measurements at
		December 31, 2016
		(Level 1)	(Level 2)	(Level 3)
Assets
Cash equivalents (1)	$39,941	$39,941	$—	$—
Commercial paper	8,482	—	8,482	—
Mutual funds held for nonqualified deferred compensation plan participants (2)	378	378	—	—
Total assets	$48,801	$40,319	$8,482	$—
Liabilities
Deferred compensation (2)	$378	$378	$—	$—
Total liabilities	$378	$378	$—	$—

(1)	Generally, cash equivalents include money market funds and investments with a maturity of three months or less from the date of purchase.
(2)

The deferred compensation plan is directed by the Company and structured as a Rabbi Trust for the benefit of certain executives and non-employee directors. The investment assets of the Rabbi Trust are valued using quoted market prices multiplied by the number of shares held in each trust account. The related deferred compensation liability represents the fair value of the investment assets.

The Company’s Level 2 financial instruments are valued using market prices on less active markets with observable valuation inputs such as interest rates and yield curves. The Company obtains the fair value of Level 2 financial instruments from quoted market prices, calculated prices or quotes from third-party pricing services. The Company validates these prices through independent valuation testing and review of portfolio valuations provided by the Company’s investment managers. There were no transfers between Level 1 and Level 2 securities during the three months ended March 31, 2017.

The Company recorded a $1.3 million and $1.2 million, as guarantee liabilities in other current liabilities on the accompanying condensed balance sheet as of March 31, 2017 and December 31, 2016, respectively. Guarantees were recorded as a reduction of revenue in the statement of operations and other comprehensive loss. Guarantees are not measured at fair value on a recurring basis, and therefore they are not included in the tables above. Guarantees are classified within Level 3 of the fair value hierarchy. The estimated fair value of the guarantee is based on various economic and customer behavioral assumptions, including the probability that a trade-in right will be exercised, the specified trade-in amount, the expected fair value of the used t:slim G4 Pump at trade-in and the expected sales price of t:slim X2 (see Note 2, “Summary of Significant Accounting Policies – Revenue Recognition”). Changes in the probability of the trade-in have the most significant impact on the estimate of the fair value of the liability.

In connection with the Term Loan Agreement, on March 7, 2017, the Company issued ten-year warrants to purchase 1,937,890 shares of the Company’s common stock at an exercise price of $2.35 per share (the “Capital Royalty Warrant”). The Company used the Black-Scholes option-pricing model to calculate the value of the Capital Royalty Warrant to be approximately $3.3 million. The Capital Royalty Warrant was recorded as debt discount and stockholders’ equity, as the warrants met the definition of an equity instrument. The Black-Scholes option-pricing model utilizes various and highly sensitive assumptions including expected volatility, expected term and risk-free interest rates.

6. Term Loan Agreement

The Company had $81.5 million and $81.1 million of aggregate borrowings outstanding under the Term Loan Agreement, at March 31, 2017 and December 31, 2016, respectively.

Under the Term Loan Agreement, interest is payable at the Company’s option, (i) in cash at a rate of 11.5% per annum, or (ii) at a rate of 9.5% of the 11.5% per annum in cash and 2.0% of the 11.5% per annum (the “PIK Loan”) to be added to the principal of the loan and subject to accruing interest. Interest-only payments are due quarterly on March 31, June 30, September 30 and December 31 of each year of the interest-only payment period, which ends on December 31, 2019. The principal balance is due in full at the end of the term of the loan, which is March 31, 2020 (the “Maturity Date”). The Company had elected to pay interest in cash at a rate of 11.5% per annum through September 30, 2015. Beginning October 1, 2015, the Company elected to pay interest in cash at a rate of 9.5% per annum and for a rate of 2.0% per annum to be added to the principal of the loan. As a result, $1.5 million was added to the principal of the loan since October 1, 2015, which the Company refers to as PIK Loans.

The term loan is collateralized by all assets of the Company. The principal financial covenants require that the Company attain minimum annual revenues of $80.0 million in 2017 and $95.0 million each year thereafter until the Maturity Date.

Pursuant to Amendment No. 3 to Term Loan Agreement (the “Third Amendment”), the Company agreed to pay, on the earlier of (i) the Maturity Date, (ii) the date that the loan under the Term Loan Agreement becomes due, and (iii) the date on which the Company makes a voluntary pre-payment of the loan, a financing fee equal to 3.0% of the sum of (x) the aggregate amount of drawn under the Third Amendment, which is $50.0 million, and (y) any PIK Loans issued in relation to the Third Amendment (collectively, the “Back End Financing Fee”).

The audit report of the Company’s independent registered public accounting firm contained in the Annual Report included an explanatory paragraph that describes conditions that raise substantial doubt about the Company’s ability to continue as a going concern. This explanatory paragraph constituted a potential event of default under the Term Loan Agreement. On March 7, 2017, the Company entered into Waiver and Amendment No. 4 to Term Loan Agreement (the “Fourth Amendment”), which included a limited waiver of the potential event of default that could have resulted from the explanatory paragraph. In consideration for the waiver, the Company agreed to: (i) issue the Capital Royalty Partners Warrant, (ii) increase its restricted cash balance from $2.0 million to $10.0 million, (iii) provide Capital Royalty Partners the same information it makes available to its board of directors, subject to limited exceptions, and (iv) not incur additional third party indebtedness secured solely by accounts receivable, inventory and cash. In addition, the Fourth Amendment includes a covenant requiring the Company to complete a financing in which its gross proceeds from the sale of equity securities is at least $30.0 million, no later than January 15, 2018. Furthermore, the Company has agreed to increase the Back End Financing Fee to 5.0% of the entire aggregate principal amount of borrowings outstanding, including total PIK Loans issued. The Back End Financing Fee is payable at maturity of the Company’s loans and on the principal amount of any loans for which it makes an optional prepayment, and may be payable in connection with asset sales not permitted under the Term Loan Agreement or in connection with a change of control.

As of March 31, 2017 and December 31, 2016, respectively, the Company had accrued $4.1 million and $1.5 million for the Back End Financing Fee in other long-term liabilities and as contra-debt in notes payable-long-term on the accompanying condensed balance sheet.

The Capital Royalty Warrant has a fair value of approximately $3.3 million, which was calculated using the Black-Scholes option pricing model. The Capital Royalty Warrant was recorded as debt discount and stockholders’ equity, as the warrants met the definition of an equity instrument.

The Company evaluated execution of the Fourth Amendment as a modification for accounting purposes. The present value of the future cash flows under the Fourth Amendment did not exceed the present value of the future cash flows under the previous terms by more than 10%. The Back End Financing Fee, the value of the Capital Royalty Warrant, and the remaining balance of debt issuance costs and debt discount of the loan are amortized to interest expense over the remaining term of the Term Loan Agreement using the effective interest method.

7. Stockholders’ Equity

Public Offering

In the first quarter of 2017, the Company completed a public offering of 18,500,000 shares of its common stock at a public offering price of $1.25 per share. The gross proceeds to the Company from the offering were $23.1 million, before deducting underwriting discounts and commissions and other offering expenses payable by the Company.

Shares Reserved for Future Issuance

The following shares of the Company’s common stock were reserved for future issuance at March 31, 2017 (in thousands):

Shares underlying outstanding warrants	2,928
Shares underlying outstanding stock options	7,593
Shares authorized for future equity award grants	2,148
Shares authorized for issuance as ESPP awards	389
13,058

The Company issued 240,472 shares of its common stock upon the exercise of stock options during the three months ended March 31, 2017, and issued 148,763 shares of its common stock upon the exercise of stock options during the year ended December 31, 2016.

The ESPP enables eligible employees to purchase shares of the Company’s common stock using their after tax payroll deductions, subject to certain conditions. The ESPP consists of a two-year offering period with four six-month purchase periods which begin in May and November of each year. There were no shares of the Company’s common stock purchased under the ESPP during the three months ended March 31, 2017, and 692,328 shares of the Company’s common stock purchased under the ESPP during the year ended December 31, 2016.

Stock-Based Compensation

The assumptions used in the Black-Scholes option-pricing model are as follows:

	Stock Option
	Three Months Ended
	March 31,
	2017	2016
Weighted average grant date fair value (per share)	$1.25	$3.74
Risk-free interest rate	2.1%	1.4%
Expected dividend yield	0.0%	0.0%
Expected volatility	59.3%	55.5%
Expected term (in years)	6.1	6.1

The following table summarizes the allocation of stock-based compensation expense (in thousands):

	Three Months Ended
	March 31,
	2017	2016
Cost of sales	$229	$240
Selling, general & administrative	2,461	2,250
Research and development	274	310
Total	$2,964	$2,800

The total stock-based compensation capitalized as part of the cost of inventory was $0.3 million and $0.2 million at March 31, 2017 and December 31, 2016, respectively.

8. Commitments and Contingencies

From time to time, the Company may be subject to legal proceedings, regulatory encounters or other matters arising in the ordinary course of business, including actions with respect to intellectual property, employment, product liability, and contractual matters. In connection with these matters, the Company assesses, on a regular basis, the probability and range of possible loss based on the developments in these matters. A liability is recorded in the financial statements if it is determined that it is probable that a loss has been incurred, and that the amount of the loss can be reasonably estimated. Because of the uncertainties related to the occurrence, amount, and range of loss on any pending actions, the Company is currently unable to predict their ultimate outcome, and, with respect to any pending litigation or claim where no liability has been accrued, to make a meaningful estimate of the reasonably possible loss or range of loss that could result from an unfavorable outcome. At each of March 31, 2017 and December 31, 2016, there were no legal proceedings, regulatory encounters or other matters for which the negative outcome was considered probable or estimable.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

You should read the following discussion and analysis together with our financial statements and related notes in Part I, Item 1 of this Quarterly Report on Form 10-Q for the period ended March 31, 2017, or this Quarterly Report.

This Quarterly Report contains forward-looking statements within the meaning of the federal securities laws. These forward-looking statements are intended to qualify for the safe harbor from liability established by the Private Securities Litigation Reform Act of 1995. All statements included or incorporated by reference in this Quarterly Report, other than statements of historical fact, are forward-looking statements. You can identify forward-looking statements by the use of words such as “may,” “will,” “could,” “anticipate,” “expect,” “intend,” “believe,” “continue” or the negative of such terms, or other comparable terminology. Forward-looking statements also include the assumptions underlying or relating to such statements. In particular, forward-looking statements contained in this Quarterly Report may relate to, among other things, our future financial condition (including our ability to continue as a going concern, to raise additional capital and to succeed in our future operations), results of operations, liquidity, business forecasts and plans, research and product development plans, manufacturing plans, strategic plans and objectives, capital needs and financing plans, product launches, regulatory approvals, competitive environment, and the application of accounting guidance. We caution you that the foregoing list may not include all of the forward-looking statements made in this Quarterly Report.

Our forward-looking statements are based on our management’s current assumptions and expectations about future events and trends, which affect or may affect our business, strategy, operations or financial performance. Although we believe that these forward-looking statements are based upon reasonable assumptions, they are subject to numerous known and unknown risks and uncertainties and are made in light of information currently available to us. Our actual financial condition and results could differ materially from those anticipated in these forward-looking statements as a result of various factors, including those set forth below in the section entitled “Risk Factors” in Part II, Item 1A, and elsewhere in this Quarterly Report. You should read this Quarterly Report with the understanding that our actual future financial condition and results may be materially different and worse from what we expect.

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

From the launch of our first product in August 2012, through March 2017, we have shipped more than 53,000 pumps. For the past three consecutive years, our company and our products have been ranked #1 by insulin pump users in the United States for customer support, product features and ease of training in an independent survey by dQ&A, a leading diabetes research firm.

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

Products under Development

Our products under development support our strategy of focusing on both consumer and clinical needs. We intend to leverage our consumer-focused approach and proprietary technology platform to continue to develop products that have the features and functionality that will allow us to target people in different segments of the insulin-dependent diabetes market. Our current pump products under development include:

•	t:slim X2 with G5 integration, which will feature the display of DexCom G5 CGM sensor information directly on the pump Home Screen;
•	t:slim X2 with PLGS, our first generation AID system is expected to include a predictive low glucose suspend, or PLGS, algorithm;
•	t:slim X2 with TypeZero, our second generation AID system is expected to integrate t:slim X2 with technology that we licensed from TypeZero Technologies LLC; and
•	t:sport Insulin Delivery System will be half the size of t:slim and is being designed for people who seek even greater discretion and flexibility with the use of their insulin pump.

Beginning in the second half of 2017, we intend to replace the standard Luer-lok connector that currently joins an infusion set to our cartridge with a custom connector, the t:lock™ Connector.

Pump Shipments

Since inception, we have derived nearly all of our sales from the shipment of insulin pumps and associated supplies in the United States. We consider the number of units shipped per quarter to be an important metric for managing our business. We have shipped over 53,000 insulin pumps since the initiation of our commercial efforts in 2012. Pump shipments are broken down by product and by fiscal quarter as follows:

	Pump Units Shipped for Each of the Three Months Ended in Respective Years(1)
	Total
	March 31	June 30	September 30	December 31		Total
2012	-	9	204	844		1,057
2013	852	1,363	1,851	2,406		6,472
2014	1,723	2,235	2,935	3,929		10,822
2015	2,487	3,331	3,431	6,234		15,483
2016(2)	4,042	4,582	3,896	4,418		16,938
2017(2)	2,816	N/A	N/A	N/A		2,816

	t:slim
	March 31	June 30	September 30	December 31		Total
2012	N/A	9	204	844		1,057
2013	852	1,363	1,851	2,406		6,472
2014	1,723	2,235	2,935	3,929		10,822
2015	2,487	2,957	2,390	1,658		9,492
2016	1,255	1,498	1,965	76	(3)	4,794

	t:slim X2
	March 31	June 30	September 30	December 31		Total
2016	N/A	N/A	N/A	3,699		3,699
2017	2,576	N/A	N/A	N/A		2,576

	t:flex
	March 31	June 30	September 30	December 31		Total
2015	N/A	374	555	569		1,498
2016	371	493	389	354		1,607
2017	195	N/A	N/A	N/A		195

	t:slim G4
	March 31	June 30	September 30	December 31		Total
2015	N/A	N/A	486	4,007		4,493
2016	2,416	2,591	1,542	289	(3)	6,838
2017	45	N/A	N/A	N/A		45

(1)	This table does not reflect returns or exchanges of pump products that occur in the ordinary course of business.
(2)	This table does not reflect the impact of 1,999 trade-ins made under the Technology Upgrade Program (discussed below) related to our commercial launch of t:slim X2.
(3)	The decrease in t:slim and t:slim G4 shipments coincided with our commercial launch of t:slim X2.

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

We will recognize the deferred amount of sales and cost of sales at the earlier of when the obligations under the Technology Upgrade Program are satisfied or when the program expires. If a customer elects to participate in the Technology Upgrade Program, we will recognize upgrade fees that we receive, if any, and the associated costs at the time of fulfilling the given obligation. At this time, we are not able to estimate when we will recognize deferred sales or cost of sales as a result of the Technology Upgrade Program, nor are we able to estimate the amount of upgrade fees or associated costs for a customer’s election to participate in the Technology Upgrade Program. In general, the deferrals required by the Technology Upgrade Program had the effect of initially decreasing our GAAP sales even when the number of our pump shipments increased. We discontinued new sales of the t:slim and sales of the t:slim G4 have decreased since our launch of the t:slim X2, resulting in a significant decrease in the amount of sales and cost of sales related to new product shipments that were deferred under the program.

Historical Financial Results

For the three months ended March 31, 2017 and 2016, our sales were $19.0 million and $20.1 million, respectively. For the three months ended March 31, 2017, this included incremental net sales of $1.5 million with a corresponding increase of $0.8 million in cost of sales as a result of the Technology Upgrade Program. For the three months ended March 31, 2017 and 2016, our net loss was $23.8 million and $20.5 million, respectively. Our accumulated deficit as of March 31, 2017 was $428.4 million.

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

We believe that the timing of the commercial launch of t:slim X2, as well as the launch and regulatory approval of competitive products, impacted our quarterly pump shipments since the second half of 2016. In particular, in the period leading up to the commercial launch of t:slim X2, we believe there was an increasing number of potential customers who delayed their purchasing decision until they could include t:slim X2 and competitive products in their decision-making process. In addition, pump shipments were impacted by a decision by UnitedHealthcare that restricted a majority of their members from accessing our pumps.

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

•	the buying patterns of our distributors and other customers;

•	the timing of the commercialization of new products by us or our competitors;

•	reimbursement decisions by third-party payors;

•	the magnitude and timing of any changes to our facilities, manufacturing operations and other infrastructure;

•	anticipated and actual regulatory approvals of new products; and

•	the Technology Upgrade Program and its related financial and accounting impact.

In particular, in 2017, we expect the combined effect of the timing of our launch of DexCom G5 sensor integration with t:slim X2 and our expectation that customers will largely return to their historical decision-making patterns will once again result in our sales being heavily weighted towards the second half of the year. We anticipate that the transition to our t:lock Connector will also result in an increase in our sales of infusion sets beginning in the second half of 2017.

Additional Financing

From inception through March 31, 2017, we have primarily financed our operations through sales of equity securities, and, to a lesser extent, debt financings. The continued growth of our business, including the expansion of our customer care infrastructure to support our growing base of customers, additional research and development activities, and the transition to our new manufacturing facility, will continue to increase our expenses and capital needs.

On the date that our financial statements in this Quarterly Report were issued, our management believed that we did not have sufficient cash to fund our operations for the next twelve months without additional financing, and therefore, we concluded there was substantial doubt about our ability to continue as a going concern within one year after the date the financial statements were issued. We expect we will be required to raise additional capital through equity and/or debt financings in order to satisfy the financing covenant in the Term Loan Agreement and to fund our operations until we achieve a level of sales and gross profits adequate to support our cost structure. We expect our ability to raise additional financing may be negatively impacted by a number of factors, including our recent and projected financial results, recent changes in and volatility of our stock price, perceptions about the recent completion of a public offering of our common stock, our current level of indebtedness and debt service costs, our conclusion that there is substantial doubt about our ability to continue as a going concern, the competitive environment in our industry, and accounting complexities brought about by our Technology Upgrade Program. There can be no assurance that we will be able to complete any financing on acceptable terms or at all.

Term Loan Agreement

In March 2017, we entered into Waiver and Amendment No. 4 to the Term Loan Agreement, or the Fourth Amendment. The Fourth Amendment includes a limited waiver of a potential event of default that could have resulted from the inclusion of an explanatory paragraph in the audit report of our independent registered public accounting firm included in our Annual Report on Form 10-K for the year ended December 31, 2016 (“Annual Report”) that describes conditions that raise substantial doubt about our ability to continue as a going concern. For additional information about the Term Loan Agreement, see the section entitled “Indebtedness” below.

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

In general, we have experienced, and expect to continue to experience, product shipments being weighted heavily towards the second half of the year, with the highest percentage of product shipments expected in the fourth quarter of the year. Consistent with prior results, we also expect product shipments from the fourth quarter to the following first quarter to decrease significantly.

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

Selling, General and Administrative

Our selling, general and administrative, or SG&A, expenses primarily consist of salary, cash-based incentive compensation, fringe benefits and non-cash stock-based compensation for our executive, financial, marketing, sales, clinical, customer care, technical services, insurance verification, regulatory affairs and administrative functions. In particular, our sales and clinical organization consisted of approximately 70 territories as of March 31, 2017. Territories are maintained by sales representatives and field clinical specialists, and supported by managed care liaisons, additional sales management and other customer support personnel. Other significant SG&A expenses include those incurred for product demonstration samples, commercialization activities associated with new product launches, travel, trade shows, outside legal fees, independent auditor fees, outside consultant fees, insurance premiums, facilities costs and information technology costs. Although we do not contemplate an increase in the number of sales territories in the near term, we expect our SG&A expenses, including the cost of our customer care infrastructure, to increase as our customer base grows. Our SG&A expenses may also increase due to costs associated with additional compliance and regulatory reporting requirements.

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

Other Income and Expense

Our other income and expense primarily consists of interest expense and amortization of debt discount and issuance costs associated with the Term Loan Agreement. At March 31, 2017, there was $81.5 million of outstanding principal under the Term Loan Agreement, which accrues interest at a rate of 11.5% per annum. We expect interest expense to increase in 2017 as a result of additional borrowings under the Term Loan Agreement as compared to 2016 (see the section below entitled “Indebtedness”).

Results of Operations

	Three Months Ended
	March 31,
(in thousands, except percentages)	2017	2016
Sales	$18,977	$20,058
Cost of sales	12,224	13,130
Gross profit	6,753	6,928
Gross margin	36%	35%
Operating expenses:
Selling, general and administrative	22,849	21,997
Research and development	5,130	4,169
Total operating expenses	27,979	26,166
Operating loss	(21,226)	(19,238)
Other income (expense), net:
Interest and other income	59	118
Interest and other expense	(2,625)	(1,364)
Total other expense, net	(2,566)	(1,246)
Net loss	$(23,792)	$(20,484)

Comparison of the Three Months Ended March 31, 2017 and 2016

Sales. For the three months ended March 31, 2017, sales were $19.0 million, including incremental net sales of $1.5 million as a result of Technology Upgrade Program, compared to $20.1 million for the same period in 2016. The incremental sales associated with the Technology Upgrade Program primarily resulted from the recognition of sales previously deferred in the second half of 2016.

Sales of insulin pumps were $12.5 million and $16.2 million, respectively, for the three months ended March 31, 2017 and 2016. For the three months ended March 31, 2017, sales of pump-related supplies were $6.4 million, of which $2.9 million were sales of cartridges and $3.4 million were sales of infusion sets. For the three months ended March 31, 2016, sales of pump-related supplies were $3.9 million, of which $2.4 million were sales of cartridges and $1.4 million were sales of infusion sets. The ratio of the number of infusion sets shipped to the number of cartridges shipped increased to 51% in the three months ended March 31, 2017 from 20% in the comparable quarter of the prior year. Sales of accessories were not significant in either of the reported periods.

The decrease in sales was primarily driven by a 30% decrease in aggregate pump shipments from 4,042 in 2016 to 2,816 in 2017, partially offset by an increase in sales of pump-related supplies due to our growing customer base, including increasing sales of infusion sets to our distributors, as well as by incremental net sales due to the Technology Upgrade Program.

Our percentage of sales to distributors versus individual customers is principally determined by the mix of customers ordering our products within the period and whether or not we have a contractual arrangement with their underlying third-party insurance payor. Sales to distributors accounted for 72% and 77% of our total sales for the three months ended March 31, 2017 and 2016, respectively. The percentage of sales to distributors decreased mainly due to UnitedHealthcare’s decision to designate one of our competitors as their preferred, in-network durable medical equipment provider of insulin pumps for most customers over the age of 18, effective July 1, 2016. Previously, UnitedHealthcare’s members accessed our products through one of our distributors.

Cost of Sales and Gross Profit. Our cost of sales for the three months ended March 31, 2017 was $12.2 million, resulting in gross profit of $6.8 million, compared to $13.1 million cost of sales and gross profit of $6.9 million in 2016. The gross margin for the three months ended March 31, 2017 was 36% compared to 35% in the same period in 2016.

The slight decrease in our gross profit for the three months ended March 31, 2017 from the comparable period in 2016 was primarily driven by a decrease in pump shipments and an increase in sales of pump-related supplies. Pump-related supplies generally have lower gross margins than our insulin pumps. However, we continue to experience a positive gross margin associated with our pump-related supplies, after first breaking even for these products in the third quarter of 2016. The decrease was offset in large part due to a net $0.7 million incremental gross profit as a result of the March 31, 2017 recognition of previously deferred sales and cost of sales due to the Technology Upgrade Program. During the period, we recorded incremental net sales of $1.5 million and $0.8 million in cost of sales.

In addition, our gross margin was positively impacted by a substantial decrease in our material and per-unit manufacturing overhead costs, which was driven by increased production volumes and manufacturing efficiencies, as well as a decrease in warranty expense from improvements in our warranty trends and warranty replacement costs.

Selling, General and Administrative Expenses. SG&A expenses increased 4% to $22.8 million for the three months ended March 31, 2017 from $22.0 million for the same period in 2016. The increase in SG&A expenses was primarily the result of an increase in customer and technical support personnel to service our growing customer base.

Employee-related expenses for our SG&A functions comprise the majority of the SG&A expenses. These expenses increased $0.8 million during the three months ended March 31, 2017 compared to the same period in 2016, including an increase of $1.1 million in salaries and fringe benefits, an increase in stock-based compensation of $0.2 million, offset by a decrease in cash-based incentive compensation of $0.5 million. Other SG&A expenses, including costs for outside services, marketing and promotional activities, tradeshows and travel, were relatively flat between periods.

Research and Development Expenses. R&D expenses increased 23% to $5.1 million for the three months ended March 31, 2017 from $4.2 million for the same period in 2016. The increase in R&D expenses was primarily the result of an increase of $0.6 million in non employee-related expenses for the advancement of our product pipeline, as well as an increase in employee-related expenses of $0.3 million.

Other Income and Expense. Other expense for the three months ended March 31, 2017 and 2016 was $2.6 million and $1.2 million, respectively. Other expense for both periods was primarily comprised of interest expense associated with the Term Loan Agreement. The increase in expense was due to higher interest expense from the $50.0 million of additional borrowing under the Third Amendment in 2016. Interest currently accrues at a rate of 11.5% per annum. The outstanding principal balances under the Term Loan Agreement was $81.5 million and $45.4 million as of March 31, 2017 and March 31, 2016, respectively. Other income for both periods presented was not significant.

Liquidity and Capital Resources

At March 31, 2017, we had $54.0 million in cash and cash equivalents and short-term investments, which included $10.0 million of restricted cash as required by the Term Loan Agreement. At the date the financial statements in this Quarterly Report were issued, our management believed that we did not have sufficient cash to fund our operations for the next twelve months without additional financing and, therefore, we concluded there was substantial doubt about our ability to continue as a going concern within one year after the date the financial statements were issued. The financial statements included in this Quarterly Report have been prepared on a basis that assumes that we will continue as a going concern, which contemplates the realization of assets and the satisfaction of liabilities and commitments in the normal course of business. This financial information and these financial statements do not include any adjustments that may result from the outcome of this uncertainty.

Historically, our principal sources of cash have included private placements and public offerings of equity securities, the Term Loan Agreement, and cash generated from operations. Our historical cash outflows have primarily been associated with cash used for operating activities such as the expansion and support of our sales and marketing infrastructure, increase in our R&D activities, the acquisition of intellectual property, expenditures related to equipment and improvements used to increase our manufacturing capacity and improve our manufacturing efficiency, overall facility expansion, and other working capital needs.

In March 2017, we completed a public offering of 18,500,000 shares of our common stock at a public offering price of $1.25 per share. The net proceeds to us from the offering were approximately $21.2 million, after deducting underwriting discounts and commissions and other offering expenses payable by us.

Management currently believes that it will be necessary for us to raise additional funding. However, we expect our ability to raise additional financing may be negatively impacted by a number of factors, including our recent and projected financial results, recent changes in and volatility of our stock price, perceptions about the recent completion of a public offering of our common stock, our current level of indebtedness and debt service costs, our conclusion that there is substantial doubt about our ability to continue as a going concern, the competitive environment in our industry, and accounting complexities brought about by our Technology Upgrade Program. There can be no assurance that we will be able to complete any financing on acceptable terms or at all. If we are unable to complete a financing, we may be required to significantly alter our business strategy, substantially curtail our current operations, or cease operations altogether.

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

The following table shows a summary of our cash flows for the three months ended March 31, 2017 and 2016:

	Three Months Ended March 31,
(in thousands)	2017	2016
Net cash provided by (used in):
Operating activities	$(20,812)	$(15,945)
Investing activities	2,607	(1,636)
Financing activities	13,861	15,103
Total	$(4,344)	$(2,478)

Operating activities. Net cash used in operating activities was $20.8 million for the three months ended March 31, 2017, compared to $15.9 million for the same period in 2016. The change in net cash used in operating activities was primarily associated with an increase in our operating loss and changes in working capital. The changes in working capital were primarily due to less cash collections from accounts receivable and a decrease in deferred revenue and guarantee liability associated with the Technology Upgrade Program, as well as net changes in current liabilities.

Investing activities. Net cash provided by investing activities was $2.6 million for the three months ended March 31, 2017, which was primarily related to sales and maturities of short-term investments of $5.3 million, partially offset by the purchase of $2.6 million of property and equipment. Net cash used in investing activities was $1.6 million for the three months ended March 31, 2016, which was primarily related to the purchase of $13.4 million of short-term investments and $1.9 million of property and equipment, partially offset by proceeds from sales and maturities of short-term investments of $13.8 million.

Financing activities. Net cash provided by financing activities was $13.9 million for the three months ended March 31, 2017, which was primarily the result of net proceeds of approximately $21.6 million from the public offering of our common stock and $0.3 million in proceeds from the issuance of common stock from the exercise of outstanding stock options, partially offset by an increase in our restricted cash balance of $8.0 million as required by the Term Loan Agreement. Net cash provided by financing activities was $15.1 million for the three months ended March 31, 2016, which was primarily the result of net proceeds of $15.0 million under the Term Loan Agreement and $0.1 million in proceeds from the issuance of common stock from the exercise of outstanding stock options.

Our liquidity position and capital requirements are subject to fluctuation based on a number of factors. In particular, our cash inflows and outflows are principally impacted by the following:

●	our ability to generate sales, the timing of those sales and the collection of receivables generated from those sales from period to period;

●	the timing and amount of any additional financing;

●	fluctuations in gross margins and operating margins; and

●	fluctuations in working capital.

Our primary short-term capital needs, which are subject to change, include expenditures related to:

●	support of our commercialization efforts related to our current and future products;

●	costs associated with the Technology Upgrade Program;

●	improvements in our manufacturing capacity and efficiency;

●	new research and product development efforts, including clinical trial costs;

●	payment of interest due under the Term Loan Agreement;

●	acquisition of equipment and other fixed assets;

●	facilities expansion needs, including the funding of tenant improvements at our Barnes Canyon location; and

●	payments under our licensing, development and commercialization agreements.

Although we believe the foregoing items reflect our most likely uses of cash in the short-term, we cannot predict with certainty all of our particular short-term cash uses or the timing or amount of cash used. We expect we will need to raise additional funding. We may seek additional capital from public or private offerings of our capital stock or we may elect to borrow additional amounts under new debt financing arrangements or from other sources. If we issue equity or convertible debt securities to raise additional funding, our existing stockholders may experience dilution, we may incur significant financing costs, and the new equity or convertible debt securities may have rights, preferences and privileges senior to those of our existing stockholders. If we issue debt securities to raise additional funding, we would incur additional debt service obligations, we could become subject to additional restrictions limiting our ability to operate our business, and we may be required to further encumber our assets. The Company’s ability to continue as a going concern, meet its minimum liquidity requirements, and satisfy the financing covenant under the Term Loan Agreement is dependent on its ability to raise additional capital, of which there can be no assurance. If the Company cannot generate sufficient revenues from the sale of its products or secure additional financing on acceptable terms, it may be forced to significantly alter its business strategy, substantially curtail its current operations, or cease operations altogether.

Indebtedness

Term Loan Agreement

We had $81.5 million and $81.1 million of aggregate borrowings outstanding under the Term Loan Agreement at March 31, 2017 and December 31, 2016, respectively.

Under the Term Loan Agreement, interest is payable, at our option, (i) in cash at a rate of 11.5% per annum or (ii) at a rate of 9.5% of the 11.5% per annum in cash and 2.0% of the 11.5% per annum to be added to the principal of the loan and subject to accruing interest. Interest-only payments are due quarterly on March 31, June 30, September 30 and December 31 of each year of the interest-only payment period, which ends on December 31, 2019. The principal balance is due in full on the maturity date of the Term Loan Agreement, which is March 31, 2020. We had elected to pay interest in cash at a rate of 11.5% per annum through September 30, 2015. Beginning October 1, 2015, we elected to pay interest in cash at a rate of 9.5% per annum and to have 2.0% per annum added to the principal of the loan. As a result, $1.5 million was added to the principal of the loan since October 1, 2015, which we refer to as PIK Loans.

The loan is collateralized by all of our assets. The principal financial covenants require that we attain minimum annual revenues of $80.0 million in 2017 and $95.0 million each year thereafter until the end of the term of the loan.

In connection with the Third Amendment, we previously agreed to pay, on the earlier of (i) the maturity date of the Term Loan Agreement, which is March 31, 2020, (ii) the date that the loan under the Term Loan Agreement becomes due, and (iii) the date on which we make a voluntary pre-payment of the loan, a financing fee equal to 3.0% of the sum of (x) the aggregate amount drawn under the Third Amendment, and (y) any PIK Loans issued in relation to the Third Amendment, which we refer to as the Back End Financing Fee.

The audit report and opinion of our independent registered public accounting firm contained in the Annual Report includes an explanatory paragraph that describes conditions that raise substantial doubt about our ability to continue as a going concern. This explanatory paragraph constitutes a potential event of default under the Term Loan Agreement. On March 7, 2017, we entered into the Fourth Amendment, which included a limited waiver of the potential event of default. In consideration for the waiver, we agreed to: (i) issue the Capital Royalty Warrant, (ii) increase our restricted cash balance from $2.0 million to $10.0 million, (iii) provide Capital Royalty Partners the same information we make available to our board of directors, subject to limited exceptions, and (iv) not incur additional third party indebtedness secured solely by accounts receivable, inventory and cash. In addition, the Fourth Amendment includes a covenant requiring us to complete a financing in which our gross proceeds from the sale of equity securities is at least $30.0 million, no later than January 15, 2018. The completion of our recent public offering was not sufficient to fully satisfy this financing covenant requiring us to complete an additional sale of equity securities.a

Pursuant to the Fourth Amendment, we have agreed to increase the Back End Financing Fee to 5.0% of the entire aggregate principal amount of borrowings outstanding, including total PIK Loans issued, under the Term Loan Agreement. The Back End Financing Fee is payable at maturity of our loans and on the principal amount of any loans for which we make an optional prepayment, and may be payable in connection with asset sales not permitted under the Term Loan Agreement or in connection with a change of control. As of March 31, 2017, we had accrued $4.1 million for the Back End Financing Fee.

Critical Accounting Policies

Our discussion and analysis of our financial condition and results of operations are based on our financial statements, which have been prepared in accordance with U.S. GAAP. The preparation of these financial statements requires management to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses and the disclosure of contingent assets and liabilities in our financial statements. We evaluate our estimates and judgments on an ongoing basis. We base our estimates on historical experience and on various other factors that we believe are reasonable under the circumstances, the results of which form the basis for making judgments about our financial condition and results of operations that are not readily apparent from other sources. Actual results may differ from these estimates. There have been no material changes to our critical accounting policies and estimates from the information provided in Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Critical Accounting Policies Involving Management Estimates and Assumptions,” included in the Annual Report.

Off-Balance Sheet Arrangements

As of March 31, 2017, we did not have any off-balance sheet arrangements.

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

Because of the short-term maturities of our financial instruments, we do not believe that an increase or decrease in market interest rates would have any significant impact on the realized value of our investment portfolio. If a 10% change in interest rates were to have occurred on March 31, 2017, this change would not have had a material effect on the fair value of our investment portfolio as of that date.

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

As of March 31, 2017, we carried out an evaluation, under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based on this evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of March 31, 2017.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) during the quarter ended March 31, 2017 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 1A. Risk Factors

The following sets forth certain risk factors associated with our business. The risk factors set forth below marked with an asterisk (*) next to the title contain changes to the description of the risk factors associated with our business previously disclosed in Part I, Item 1A of the Annual Report.

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

Risks Relating to our Business and our Industry

We have incurred significant operating losses since inception and cannot assure you that we will achieve profitability.*

Since our inception in January 2006, we have incurred a significant net loss. As of March 31, 2017, we had an accumulated deficit of $428.4 million. To date, we have financed our operations primarily through public and private sales of our equity securities, debt financing with Capital Royalty Partners II, L.P. and its affiliated funds, or Capital Royalty Partners, and sales of our products. We have devoted substantially all of our resources to the commercialization of our products, the scaling of our manufacturing operations and commercial organization, the research and development of our current products and products under development, and the assembly of a management team to manage our business.

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

To implement our business strategy we need to, among other things, increase sales and gross profits of our products, maintain an appropriate customer service and support infrastructure, fund ongoing research and development activities, improve and expand our manufacturing capabilities, and obtain regulatory clearance or approval to commercialize our products currently under development. Our expenses may continue to increase as we pursue these objectives and make investments in our business. Additional increases in our expenses without commensurate increases in sales could significantly increase our operating losses.

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

Furthermore, sales of our products may be adversely impacted by negative perceptions regarding our financial stability relative to that of our competitors, and our ability to sustain our business operations on a long-term basis. These perceptions may cause people with insulin-dependent diabetes, their caregivers and healthcare providers, as well as independent distributors and third-party payors, to question our ability to continue to sell our products, provide customer service, support our commercial organization, and fulfill our strategic objectives. These concerns may arise from a number of factors, including our recent and projected financial results, recent changes in and volatility of our stock price, perceptions about the recent completion of a public offering of our common stock, our current level of indebtedness and debt service costs, our conclusion that there is substantial doubt about our ability to continue as a going concern, recent or anticipated competitive product launches, the impact of the Technology Upgrade Program, and uncertainties regarding the regulatory environment. Any such concerns, whether actual or perceived, could cause consumers to delay the purchase of our products or to purchase competitive products.

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

Our ability to achieve profitability will depend, in part, on our ability to reduce the per unit cost of our products by increasing production volume and manufacturing efficiency, including by reducing raw material, labor, product-training, expected warranty and manufacturing overhead costs per unit. *

We believe that our ability to reduce the per-unit cost of our insulin pump products and related cartridges will have a significant impact on our ability to achieve profitability. Our cost of sales includes raw material procurement costs, labor costs, product-training expenses and expected warranty expenses. It also includes manufacturing overhead costs, including expenses relating to quality assurance, inventory control, facilities, equipment, information technology, and operations management. If we are unable to sustain or reduce our overall cost of sales, including through arrangements such as volume purchase discounts, negotiation of improved pricing, more efficient training programs for customers, and improved warranty performance, it will be difficult to reduce our per unit costs and our ability to achieve profitability will be constrained. The per unit cost of our products is significantly impacted by our overall production volumes, and any factors that cause our production volumes to decline, or to grow at a slower rate than we expect, would significantly impact our expected per unit costs. In addition, we may experience disruption in our manufacturing productivity or incur duplicative or incremental costs as we manage the planned relocation of our manufacturing facility over the next several months. Furthermore, while we currently believe our proprietary technology platform will allow us to gain efficiencies in the design and development of new products, changes in the market that require us to modify or replace our existing platform will reduce the amount of efficiency gained through our platform and increase our per unit costs. If we are unable to effectively manage our overall costs, while increasing our production volumes, we may not be able to achieve or sustain profitability, which would have an adverse impact on our business, financial condition and operating results.

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

In addition, even if we are able to convince people with insulin-dependent diabetes, their caregivers or healthcare providers that our products compare favorably to the products and treatment alternatives offered by our competitors, negative perceptions regarding our financial stability relative to that of our competitors, and our ability to sustain our business operations on a long-term basis, especially in light of our recent and projected financial results, recent changes in and volatility of our stock price, perceptions about the recent completion of a public offering of our common stock, our current level of indebtedness and debt service costs, and our conclusion that there is substantial doubt about our ability to continue as a going concern, could cause consumers to delay the purchase of our products or to purchase competitive products.

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

We currently have contracts establishing reimbursement for our insulin pump products with approximately 150 national and regional third-party payors in the United States. While we anticipate entering into additional contracts with third-party payors and adding coverage for future products under our current agreements, we cannot guarantee that we will succeed in doing so or that the reimbursement contracts that we are able to negotiate will enable us to sell our products on a profitable basis. In particular, any negative perceptions among third-party payors regarding our financial stability and our ability to continue to sell and service our products, may make it more difficult to enter into contracts for reimbursement with additional third-party payors. This may be especially true in light of the fact that our management believes that we do not have sufficient cash to fund our operations for the next twelve months without additional financing, and the conclusion that there is substantial doubt about our ability to continue as a going concern. In addition, existing contracts with third-party payors generally can be modified or terminated by the third-party payor without cause and with little or no notice to us. Moreover, compliance with the administrative procedures or requirements of third-party payors may result in delays in processing approvals by those third-party payors for customers to obtain coverage for our products. Failure to secure or retain adequate coverage or reimbursement for our current and future products by third-party payors, or delays in processing approvals by those payors, could result in the loss of sales, which could have a material adverse effect on our business, financial condition and operating results.

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

Risks Related to our Financial Results and Need for Financing

We will need to raise additional funds in the future. If these funds are not available to us, we will not have sufficient cash to fund our operations for the next twelve months. *

At March 31, 2017, we had $54.0 million in cash, cash equivalents and short-term investments, which included $10.0 million of restricted cash. At the date our financial statements in this Quarterly Report were issued, our management believed that we did not have sufficient cash to fund our operations for the next twelve months without additional financing and therefore, we concluded there was substantial doubt about our ability to continue as a going concern within one year after the date the financial statements were issued. Moreover, the continued growth of our business, including the expansion of our customer care infrastructure to support our growing base of customers, additional research and development activities, and the transition to our new manufacturing facility, will continue to increase our expenses and capital needs. In addition, the amount of our future product sales is difficult to predict and actual sales may not be in line with our forecasts. Our future capital requirements will depend on many factors, including:

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

. We may in the future seek additional capital from public or private offerings of our capital stock or we may elect to borrow additional amounts under new credit lines or from other sources. If we issue equity or debt securities to raise additional funds, our existing stockholders may experience dilution, we may incur significant financing costs, and the new equity or debt securities may have rights, preferences and privileges senior to those of our existing stockholders. In addition, if we raise additional funds through collaborations, licensing, joint ventures, strategic alliances, partnership arrangements or other similar arrangements, it may be necessary to relinquish valuable rights to our potential future products or proprietary technologies, or grant licenses on terms that are not favorable to us.

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

We have concluded that we do not have sufficient cash to fund our operations for the next twelve months without additional financing and, therefore, there was substantial doubt about its ability to continue as a going concern within one year after the date the financial statements were issued, which could have a material adverse impact on our business.*

At the date the financial statements in this Quarterly Report were issued, our management believed that we did not have sufficient cash to fund our operations for the next twelve months without additional financing and, therefore, we concluded there was substantial doubt about our ability to continue as a going concern within one year after the date the financial statements were issued. The financial statements included in this Quarterly Report have been prepared on a basis that assumes that we will continue as a going concern, which contemplates the realization of assets and the satisfaction of liabilities and commitments in the normal course of business.

Our ability to continue as a going concern is dependent upon a number of factors, including our ability to increase our sales and gross profits, our ability to generate positive cash flow from operations, and our ability to obtain the necessary financing to meet our obligations and repay our liabilities arising from obligations that become due in the ordinary course of business. Management currently believes that it will be necessary for us to raise additional funding. However, reports issued by independent registered public accounting firm’s expressing substantial doubt about a company’s ability to continue as a going concern are generally viewed unfavorably by current and prospective investors, as well as by analysts and creditors. As a result, this report may make it more difficult for us to raise the additional financing necessary to continue to operate our business. In addition, this report may make it more difficult for us to sell our products and meet our sales forecasts, which may further impede our ability to raise additional financing.

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

Risks Related to our Intellectual Property and Potential Litigation

Our ability to protect our intellectual property and proprietary technology is uncertain.*

We rely primarily on patent, trademark and trade secret laws, as well as confidentiality and non-disclosure agreements, to protect our proprietary technologies. As of March 31, 2017, our patent portfolio consisted of approximately 51 issued U.S. patents and 52 pending U.S. patent applications. Of these, our issued U.S. patents expire between approximately 2021 and 2035. We also have and are seeking patent protection for our proprietary technologies in other countries throughout the world. In addition, we have 10 U.S. trademark registrations and 13 foreign trademark registrations.

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

Risks Related to our Common Stock

Because of their significant stock ownership, certain of our executive officers, directors and principal stockholders will be able to exert control over our company and our significant corporate decisions. *

Based on an aggregate of 49,836,070 shares of our common stock outstanding as of March 31, 2017, our executive officers and directors, and their affiliates owned, in the aggregate, approximately 24% of the voting power of our outstanding common stock. These persons, acting together, will have the ability to significantly influence the outcome of all matters submitted to our stockholders for approval, including the election and removal of directors and any merger, consolidation, or sale of all or substantially all of our assets.

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

Future sales, or the perception of future sales, of shares of our common stock could materially reduce the market price of our common stock. *

Sales of our common stock, or the perception in the market that the holders of a large number of our shares intend to sell such shares, could reduce the market price of our common stock, which would impair our ability to raise future capital through the sale of additional equity securities. We had outstanding 49,836,070 shares of common stock as of March 31, 2017, of which approximately 13,585,636 shares are restricted securities that may be sold only in accordance with the resale restrictions under Rule 144 of the Securities Act. In addition, as of March 31, 2017, we had outstanding options to purchase 7,592,910 shares of common stock and warrants to purchase 2,927,921 shares of common stock that, if exercised, will result in these additional shares becoming available for sale. As of March 31, 2017, there was also 2,147,562 shares and 389,414 shares of our common stock reserved for future grant or issuance under our 2013 Stock Incentive Plan, and our 2013 Employee Stock Purchas Plan, or our ESPP, respectively.

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

In the future, we may issue additional securities if we need to raise more capital. In particular, management currently believes that it will be necessary for us to raise additional funding. The number of new shares of our common stock issued in connection with raising additional capital could constitute a material portion of the then-outstanding shares of our common stock.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3.	Defaults Upon Senior Securities

None.

Item 4.	Mine Safety Disclosures

Not applicable.

Item 5.	Other Information

None.

Item 6.	Exhibits

Incorporated by Reference
Exhibit Number	Exhibit Description	Form	File No.	Date of First Filing	Exhibit Number	Provided Herewith
3.1	Amended and Restated Certificate of Incorporation as currently in effect.	S-1/A	333-191601	1-Nov-13	3.4
3.2	Amended and Restated Bylaws as currently in effect.	S-1/A	333-191601	1-Nov-13	3.5
4.1	Form of Warrant to Purchase Stock	S-1	333-216531	8-March-17	4.3
10.1	Waiver and Amendment No. 4 to Term Loan Agreement, dated March 7, 2017, by and between Tandem Diabetes Care, Inc., Capital Royalty Partners II L.P., Capital Royalty Partners II – Parallel Fund “A” L.P., Capital Royalty Partners II (Cayman) L.P., and Capital Royalty Partners II – Parallel Fund “B” (Cayman) L.P.	S-1	333-216531	8-March-17	10.6
31.1	Certification of Kim D. Blickenstaff, Chief Executive Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					X
31.2	Certification of John Cajigas, Chief Financial Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					X
32.1*	Certification of Kim D. Blickenstaff, Chief Executive Officer, pursuant to U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					X
32.2*	Certification of John Cajigas, Chief Financial Officer, pursuant to U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					X
101.INS	XBRL Instance Document.					X
101.SCH	XBRL Taxonomy Extension Schema Document.					X
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.					X
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.					X
101.LAB	XBRL Taxonomy Extension Label Linkbase Document.					X
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.					X

*	If any, indicates management contract or compensatory plan.

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

Tandem Diabetes Care, Inc.

Dated: April 27, 2017	By:	/s/ Kim D. Blickenstaff
Kim D. Blickenstaff
President, Chief Executive Officer and Director (on behalf of the registrant and as the registrant’s Principal Executive Officer)

	By:	/s/ John Cajigas
John Cajigas
Executive Vice President, Chief Financial Officer and Treasurer (on behalf of the registrant and as the registrant’s Principal Financial and Accounting Officer)