Form 10-Q
period 2017-06-30
TANDEM DIABETES CARE INC
filed 2017-07-27
CIK 1438133

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended June 30, 2017

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No   ☒

As of July 24, 2017, there were 50,228,931 shares of the registrant’s Common Stock outstanding.

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements

TANDEM DIABETES CARE, INC.

CONDENSED BALANCE SHEETS

(In thousands, except par value)

	June 30,	December 31,
	2017	2016
	(Unaudited)	(Note 1)
Assets
Current assets:
Cash and cash equivalents	$27,351	$44,678
Restricted cash	-	2,000
Short-term investments	443	8,860
Accounts receivable, net	9,029	11,172
Inventory, net	25,823	21,195
Prepaid and other current assets	2,487	4,187
Total current assets	65,133	92,092
Restricted cash—long-term	10,000	-
Property and equipment, net	21,664	18,409
Patents, net	1,620	1,784
Other long-term assets	126	107
Total assets	$98,543	$112,392
Liabilities and stockholders’ deficit
Current liabilities:
Accounts payable	$6,624	$7,513
Accrued expense	756	1,629
Employee-related liabilities	13,121	10,183
Deferred revenue	3,821	5,208
Other current liabilities	6,517	6,943
Total current liabilities	30,839	31,476
Notes payable—long-term	74,677	78,960
Deferred rent—long-term	4,351	2,609
Other long-term liabilities	6,955	5,274
Total liabilities	116,822	118,319
Commitments and contingencies (Note 8)
Stockholders’ equity:
Common stock, $0.001 par value; 100,000 shares authorized as of June 30, 2017 and December 31, 2016, 50,229 and 31,096 shares issued and outstanding at June 30, 2017 and December 31, 2016, respectively.	50	31
Additional paid-in capital	431,844	398,623
Accumulated other comprehensive loss	-	(1)
Accumulated deficit	(450,173)	(404,580)
Total stockholders’ deficit	(18,279)	(5,927)
Total liabilities and stockholders’ deficit	$98,543	$112,392

See accompanying notes to unaudited condensed financial statements.

TANDEM DIABETES CARE, INC.

CONDENSED STATEMENTS OF OPERATIONS and comprehensive loss

(Unaudited)

(In thousands, except per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Sales	$21,327	$22,985	$40,303	$43,043
Cost of sales	13,325	14,809	25,549	27,939
Gross profit	8,002	8,176	14,754	15,104
Operating expenses:
Selling, general and administrative	22,104	21,087	44,952	43,084
Research and development	4,866	4,142	9,996	8,310
Total operating expenses	26,970	25,229	54,948	51,394
Operating loss	(18,968)	(17,053)	(40,194)	(36,290)
Other income (expense), net:
Interest and other income	60	107	119	225
Interest and other expense	(2,892)	(1,379)	(5,518)	(2,744)
Total other expense, net	(2,832)	(1,272)	(5,399)	(2,519)
Net loss	$(21,800)	$(18,325)	$(45,593)	$(38,809)
Other comprehensive loss:
Unrealized gain (loss) on short-term investments	$-	$(37)	$1	$(17)
Comprehensive loss	$(21,800)	$(18,362)	$(45,592)	$(38,826)
Net loss per share, basic and diluted	$(0.44)	$(0.60)	$(1.11)	$(1.28)
Weighted average shares used to compute basic and diluted net loss per share	50,036	30,489	41,013	30,392

See accompanying notes to unaudited condensed financial statements.

TANDEM DIABETES CARE, INC.

CONDENSED STATEMENTS OF CASH FLOWS

(Unaudited)

(In thousands)

	Six Months Ended June 30,
	2017	2016
Operating activities
Net loss	$(45,593)	$(38,809)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization expense	3,016	2,718
Interest expense related to amortization of debt discount and debt issuance costs	817	142
Provision for allowance for doubtful accounts	417	601
Provision for inventory reserve	265	—
Payment in kind interest accrual of notes payable	817	440
Amortization of discount on short-term investments	(16)	(19)
Stock-based compensation expense	8,110	5,828
Other	66	(105)
Changes in operating assets and liabilities:
Accounts receivable, net	1,726	4,028
Inventory	(4,797)	(4,108)
Prepaid and other current assets	1,534	(1,165)
Other long-term assets	(20)	(15)
Accounts payable	(447)	1,731
Accrued expense	(873)	78
Employee-related liabilities	2,506	(809)
Deferred revenue	(1,350)	(58)
Other current liabilities	(850)	403
Deferred rent	(266)	(453)
Other long-term liabilities	(539)	135
Net cash used in operating activities	(35,477)	(29,437)
Investing activities
Purchase of short-term investments	—	(22,657)
Proceeds from sales and maturities of short-term investments	8,500	26,750
Purchase of property and equipment	(4,055)	(4,048)
Net cash provided by investing activities	4,445	45
Financing activities
Issuance of notes payable, net of issuance costs	—	14,994
Restricted cash in connection with notes payable	(8,000)	—
Proceeds from public offering, net of offering costs	21,135	—
Proceeds from issuance of common stock	570	1,560
Net cash provided by financing activities	13,705	16,554
Net decrease in cash and cash equivalents	(17,327)	(12,838)
Cash and cash equivalents at beginning of period	44,678	43,088
Cash and cash equivalents at end of period	$27,351	$30,250
Supplemental disclosures of cash flow information
Interest paid	$3,882	$2,099
Supplemental schedule of noncash investing and financing activities
Lease incentive - lessor-paid tenant improvements	$2,784	$—
Debt discount included in other long-term liabilities	$4,095	$454
Common stock warrants issued in connection with term loan	$3,331	$—
Property and equipment included in accounts payable	$60	$595

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

The Company manufactures and sells insulin pump products in the United States that are designed to address large and differentiated needs of the insulin-dependent diabetes market. During the first half of 2017, the Company’s pump products included:

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

In October 2016, the Company began shipping t:slim X2. As a result, the Company discontinued new shipments of t:slim, though the Company will continue to provide ongoing service and support to existing t:slim customers.

Effective December 31, 2016, the Company adopted FASB Accounting Standard Codification (“ASC”) Topic 205-40, Presentation of Financial Statements – Going Concern, which requires management to evaluate whether there are relevant conditions and events that, in the aggregate, raise substantial doubt about the entity’s ability to continue as a going concern and to meet its obligations as they become due within one year after the date the financial statements are issued.

The Company has incurred operating losses since its inception and, as reflected in the accompanying financial statements, the Company has an accumulated deficit of $450.2 million as of June 30, 2017, which includes a net loss of $45.6 million for the six months ended June 30, 2017. The Company had cash and cash equivalents and short-term investments of $37.8 million at June 30, 2017, including $10.0 million of restricted cash as required by the Company’s term loan agreement (as amended, the “Term Loan Agreement”) with Capital Royalty Partners II, L.P. and its affiliate funds (“Capital Royalty Partners”). The Company used $35.5 million in cash from operations in the six months ended June 30, 2017. The Company concluded that, at the date the financial statements in this Quarterly Report on Form 10-Q for the three and six months ended June 30, 2017 (the “Quarterly Report”) were issued, it did not have sufficient cash to fund its operations for the next twelve months without additional financing and, therefore, there was substantial doubt about its ability to continue as a going concern within one year after the date the financial statements were issued.

The financial statements included in this Quarterly Report have been prepared on a basis that assumes the Company will continue as a going concern, and do not include any adjustments that may result from the outcome of this uncertainty. This basis of accounting contemplates the recovery of the Company’s assets and the satisfaction of the Company’s liabilities and commitments in the normal course of business and does not include any adjustments to reflect the possible future effects of the recoverability and classification of recorded asset amounts or amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

The Company believes it will be necessary to raise additional funding. The Company intends to seek additional capital from public or private offerings of its capital stock or it may elect to borrow additional amounts under new debt financing arrangements or from other sources. If the Company issues equity or convertible debt securities to raise additional funding, its existing stockholders may experience dilution, it may incur significant financing costs, and the new equity or convertible debt securities may have rights, preferences and privileges senior to those of its existing stockholders. If the Company issues debt securities to raise additional funding, it would incur additional debt service obligations, it could become subject to additional restrictions limiting its ability to operate its business, and it may be required to further encumber its assets. The Company’s ability to continue as a going concern, meet its minimum liquidity requirements, satisfy the covenants under the Term Loan Agreement, and execute its business strategy is dependent on its ability to raise significant additional capital, of which there can be no assurance. If the Company cannot generate sufficient revenues from the sale of its products or secure additional financing on acceptable terms, it may be forced to significantly alter its business strategy, substantially curtail or modify its current operations, or cease operations altogether.

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

Interim financial results are not necessarily indicative of results anticipated for the full year or any other period(s). These unaudited condensed financial statements should be read in conjunction with the Company’s audited financial statements and accompanying footnotes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2016 (“2016 Annual Report”), from which the balance sheet information herein was derived. These unaudited condensed financial statements exclude disclosures required by U.S. GAAP for complete financial statements.

2. Summary of Significant Accounting Policies

There have been no significant changes in our significant accounting policies during the six months ended June 30, 2017, as compared with those disclosed in the Annual Report.

Use of Estimates

The preparation of the financial statements in conformity with U.S. GAAP requires management to make informed estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses, and the disclosure of contingent assets and liabilities in the Company’s financial statements and accompanying footnotes as of the date of the financial statements. Actual results could materially differ from those estimates and assumptions.

Restricted Cash

The Company recorded $10.0 million and $2.0 million of restricted cash as of June 30, 2017 and December 31, 2016, respectively, for the minimum cash balance requirement in connection with the Term Loan Agreement (see Note 6, “Term Loan Agreement”).

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

Fair Value of Financial Instruments

The carrying amounts of cash and cash equivalents, accounts receivable, accounts payable, accrued expenses, and employee-related liabilities are reasonable estimates of their fair values because of the short-term nature of these assets and liabilities. Short-term investments are carried at fair value. Based on the borrowing rates currently available for loans with similar terms, the Company believes that the fair value of its long-term notes payable approximates its carrying value.

Certain trade-in rights offered by the Company pursuant to the Technology Upgrade Program to certain eligible customers, have been determined to be guarantees under applicable accounting guidance. The Company records a liability for the estimated fair value of the guarantees at their inception. If actual results differ significantly from these estimates, the Company’s results of operations could be materially affected. For further details regarding these guarantees, see the information included under the heading “Revenue Recognition” within this Note 2, as well as the information in Note 5, “Fair Value Measurements.”

Revenue Recognition

Revenue is generated primarily from sales in the United States of insulin pumps, disposable cartridges and infusion sets to individual customers and third-party distributors that resell the product to insulin-dependent diabetes customers. The Company is paid directly by customers who use the products, distributors and third-party insurance payors.

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

The Company has determined that trade-in rights for t:slim G4 Pump customers are generally guarantees. The Company accounts for the guarantees under applicable accounting standards, which require a guarantor to recognize, at the inception of a guarantee, a liability for the estimated fair value of the obligation undertaken in issuing the guarantee. Subsequently, the initial liability recognized for the guarantee is reduced as the Company is released from the risk under the guarantee, which is when the trade-in right is exercised or the right expires. The Technology Upgrade Program expires on September 30, 2017. The guarantee is accounted for as an element of a multiple element arrangement. The estimated fair value of the guarantee is based on various economic and customer behavioral assumptions, including the probability that a trade-in right will be exercised, the specified trade-in amount, the expected fair value of the used t:slim G4 Pump at trade-in and the expected sales price of a t:slim X2 Pump. The Company recorded $1.3 million and $1.2 million as guarantee liabilities in other current liabilities on the accompanying balance sheets, as of June 30, 2017 and December 31, 2016, respectively.

The Company has determined that t:slim Pump trade-in rights are in-substance rights to return products. Such rights to return are accounted for pursuant to the right of return accounting guidance. As the Company does not have sufficient history to reasonably estimate returns associated with trade-in rights, all eligible t:slim Pump sales between July 2016 and October 2016, which is when the Company discontinued new shipments of t:slim, were recorded as deferred revenue until the trade-in right is exercised or the right expires. The Technology Upgrade Program expires on September 30, 2017. The Company recorded $1.8 million and $3.2 million as a trade-in rights reserve in deferred revenue on the accompanying balance sheets, as of June 30, 2017 and December 31, 2016, respectively.

Revenue Recognition for Arrangements with Multiple Deliverables

The Company considers the deliverables in its product offering as separate units of accounting and recognizes deliverables as revenue upon delivery only if (i) the deliverable has standalone value and (ii) the arrangement includes a general right of return relative to the delivered item(s) and delivery or performance of the undelivered item(s) is probable and substantially controlled by the Company. The Company allocates consideration to the separate units of accounting, unless the undelivered elements were deemed perfunctory and inconsequential. The amount of the determined guarantee fair value is allocated in full to the guarantee and the remaining allocable consideration is allocated to other separate units of accounting using the relative selling price method, in which allocation of consideration is based on vendor-specific objective evidence (“VSOE”) if available, third-party evidence (“TPE”), or if VSOE and TPE are not available, management’s best estimate of a standalone selling price (“ESP”) for the undelivered elements.

The Company offers a cloud-based data management application, t:connect, which is made available to customers upon purchase of any of its insulin pumps. In July 2016, the Company received clearance from the FDA to begin offering the Tandem Device Updater, a Mac and PC-compatible tool for the remote update of Tandem insulin pump software. Utilizing Tandem Device Updater, the Company may from time to time provide future unspecified software upgrades to the insulin pump’s essential software. The t:connect service and the embedded right included with qualifying insulin pumps to receive, on a when-and-if-available basis, future unspecified software upgrades relating to the product’s essential software are deemed undelivered elements at the time of the insulin pump sale. Because the Company has neither VSOE nor TPE for these deliverables, the allocation of revenue is based on the Company’s ESP. The Company establishes its ESP based on the estimated cost to provide such services, including consideration for a reasonable profit margin, which is then corroborated by comparable market data. The Company allocates fair value based on management’s ESP to these elements at the time of sale and recognizes the revenue over a four-year period, which is the hosting period for t:connect and the period that software upgrades are expected to be provided. At June 30, 2017 and December 31, 2016, $1.7 million and $1.6 million, respectively, were recorded as deferred revenue for these undelivered elements. All other undelivered elements at the time of sale are deemed inconsequential or perfunctory.

Product Returns

The Company offers a 30-day right of return to its customers from the date of shipment of any of its insulin pumps, provided a physician’s confirmation of the medical reason for the return is received. Estimated allowances for sales returns are based on historical returned quantities as compared to pump shipments in those same periods of return. The return rate is then applied to the sales of the current period to establish a reserve at the end of the period. The return rates used in the reserve are adjusted for known or expected changes in the marketplace when appropriate. The allowance for product returns is recorded as a reduction of revenue and accounts receivable in the period in which the related sale is recorded. The amount recorded on the Company’s balance sheets for product return allowance was $0.2 million and $0.2 million at June 30, 2017 and December 31, 2016, respectively. Actual product returns have not differed materially from estimated amounts reserved in the accompanying condensed financial statements.

Warranty Reserve

The Company generally provides a four-year warranty on its insulin pumps to end user customers and may replace any pumps that do not function in accordance with the product specifications. Insulin pumps returned to the Company may be refurbished and redeployed. Additionally, the Company offers a six-month warranty on disposable cartridges and infusion sets. Estimated warranty costs are recorded at the time of shipment. Warranty costs are estimated based on the current expected product replacement cost and expected replacement rates based on historical experience. The Company evaluates the reserve quarterly and makes adjustments when appropriate. Changes to the actual replacement rates could have a material impact on the Company’s warranty reserve.

At June 30, 2017 and December 31, 2016, the warranty reserve was $4.8 million and $5.7 million, respectively. The following table provides a reconciliation of the change in product warranty liabilities from December 31, 2016 through June 30, 2017 (in thousands):

Balance at December 31, 2016	$5,690
Provision for warranties issued during the period	2,568
Settlements made during the period	(3,610)
Increases in warranty estimates	134
Balance at June 30, 2017	$4,782

Current portion	$1,924
Non-current portion	2,858
Total	$4,782

Stock-Based Compensation

Stock-based compensation cost is measured at the grant date based on the estimated fair value of the award, and the portion that is ultimately expected to vest is recognized as compensation expense over the requisite service period on a straight-line basis. The Company estimates the fair value of stock options issued under the Company’s 2013 Stock Incentive Plan (“2013 Plan”) and shares issued under the Company’s 2013 Employee Stock Purchase Plan (“ESPP”) using a Black-Scholes option-pricing model on the date of grant. The Black-Scholes option-pricing model requires the use of subjective assumptions about a number of key variables, including stock price volatility, expected term, and risk-free interest rate. For awards that vest based on the achievement of service conditions, the Company recognizes expense using the straight-line method less estimated forfeitures based on historical experience.

Net Loss Per Share

Basic net loss per share is calculated by dividing the net loss by the weighted average number of common shares that were outstanding for the period, without consideration for common stock equivalents.

Diluted net loss per share is calculated by dividing the net loss by the sum of the weighted average number of common shares that were outstanding for the period and the weighted-average number of dilutive common share equivalents outstanding for the period determined using the treasury stock method. Dilutive common share equivalents are comprised of warrants, options outstanding under the Company’s equity incentive plans, and shares subject to issuance pursuant to the ESPP. For all periods presented, there is no difference in the number of shares used to calculate basic and diluted shares outstanding due to the Company’s net loss position.

Potentially dilutive securities not included in the calculation of diluted net loss per share (because inclusion would be anti-dilutive) are as follows (in thousands, in common stock equivalent shares):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2017(1)	2016	2017(1)	2016
Warrants for common stock	-	990	-	990
Common stock options	-	2,932	-	2,623
ESPP	-	17	-	9
	-	3,939	-	3,622
(1)

As of June 30, 2017 there were no outstanding common share equivalents that were dilutive based on their respective exercise prices compared to the market value of the Company’s common stock on that date.

Recent Accounting Pronouncements

In August 2016, the Financial Accounting Standards Board (“FASB”) issued new guidance that clarifies how entities should classify certain cash receipts and cash payments on the statement of cash flows. The guidance also clarifies how the predominance principle should be applied when cash receipts and cash payments have aspects of more than one class of cash flows. The guidance is effective for public companies for fiscal years beginning after December 15, 2017, and interim periods within those years. The Company does not believe the adoption of the standard will have a material impact on the Company’s statement of cash flow.

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

In March 2016, FASB issued ASU 2016-09, Compensation - Stock Compensation (Topic 718) (“ASU 2016-09”), which is intended to simplify several areas of accounting for share-based payment arrangements. The amendments in this update cover such areas as the recognition of excess tax benefits and deficiencies, the classification of those excess benefits on the statement of cash flows, an accounting policy election for forfeitures, the amount an employer can withhold to cover income taxes and still qualify for equity classification and the classification of those taxes paid on the statement of cash flows. ASU 2016-09 is effective for fiscal years beginning after December 15, 2016, and interim periods within those annual periods. The Company adopted this standard in the first quarter of 2017. The Company had excess tax benefits for which a benefit could not previously be recognized of approximately $656,000 as of December 31, 2016. Upon adoption, the balance of the unrecognized excess tax benefits is reversed with the impact recorded to (accumulated deficit) retained earnings, including any change to the valuation allowance as a result of the adoption. Due to the full valuation allowance on the U.S. deferred tax assets as of December 31, 2016, there was no impact to the financial statements as a result of this adoption in the first half of 2017.

In February 2016, FASB issued final guidance for lease accounting. The new guidance requires lessees to put most leases on their balance sheet but to recognize expenses on their income statement in a manner similar to current accounting principles. The new guidance also eliminates the current real estate-specific provisions for all entities. The standard is effective for public companies for annual periods beginning after December 15, 2018, and interim periods within those years. Early adoption is permitted for all entities. The Company is in the process of assessing the impact of the adoption of the standard on its financial statements.

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

Subsequently, FASB issued the following standards related to Revenue from Contracts with Customers Standard: Principal versus Agent Considerations; Identifying Performance Obligations and Licensing; and Narrow-Scope Improvements and Practical Expedients (collectively, the “new revenue standards”). The new revenue standards may be applied retrospectively to each prior period presented (full retrospective method) or retrospectively with the cumulative effect recognized as of the date of adoption (the modified retrospective method). The Company currently expects to adopt the new revenue standards in the first quarter of 2018 utilizing the modified retrospective method. The Company has begun assessing the impact of the adoption of the new revenue standards on its financial statements and disclosures. The Company currently believes that the adoption will not have an impact on the recognition of revenues for the sale of its products through third-party distributors and insurance payors with whom it has contractual arrangements, which generally comprise approximately 99% of its sales. Additionally, the Company has given consideration to the accounting for warranty and commissions and does not anticipate any change to its current method of expense recognition. As of June 30, 2017, the Company has not determined the full impact that the adoption of the new revenue standard may have on its reported revenue or results of operations.

3. Short-Term Investments

The Company invests in investment securities, principally debt instruments of financial institutions and corporations with strong credit ratings. The following represents a summary of the estimated fair value of short-term investments at June 30, 2017 and December 31, 2016 (in thousands):

At June 30, 2017	Maturity (in years)	Amortized Cost	Unrealized Gain	Unrealized Loss	Estimated Fair Value
Trading securities:
Mutual funds held for nonqualified deferred compensation plan participants		$416	$27	$—	$443
Total		$416	$27	$—	$443

At December 31, 2016	Maturity (in years)	Amortized Cost	Unrealized Gain	Unrealized Loss	Estimated Fair Value
Available-for-sale investment securities:
Commercial paper	Less than 1	$8,483	$1	$(2)	$8,482
Trading securities:
Mutual funds held for nonqualified deferred compensation plan participants		$354	$26	$(2)	$378
Total		$8,837	$27	$(4)	$8,860

4. Inventory

Inventory consisted of the following at June 30, 2017 and December 31, 2016 (in thousands):

	June 30,	December 31,
	2017	2016
Raw materials	$9,317	$9,375
Work in process	6,580	4,395
Finished goods	9,926	7,425
Total	$25,823	$21,195

5. Fair Value Measurements

Authoritative guidance on fair value measurements defines fair value, establishes a consistent framework for measuring fair value, and expands disclosures for each major asset and liability category measured at fair value on either a recurring or a nonrecurring basis. Fair value is intended to reflect an assumed exit price, representing the amount that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants. As such, fair value is a market-based measurement that should be determined based on assumptions that market participants would use in pricing an asset or liability. As a basis for considering such assumptions, the authoritative guidance establishes a three-tier fair value hierarchy, which prioritizes the inputs used in measuring fair value as follows:

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

The following table presents information about the Company’s financial assets and liabilities measured at fair value on a recurring basis as of June 30, 2017 and December 31, 2016, and indicates the fair value hierarchy of the valuation techniques utilized by the Company to determine such fair value (in thousands):

		Fair Value Measurements at
		June 30, 2017
		(Level 1)	(Level 2)	(Level 3)
Assets
Cash equivalents (1)	$32,487	$32,487	$—	$—
Mutual funds held for nonqualified deferred compensation plan participants (2)	443	443	—	—
Total assets	$32,930	$32,930	$—	$—

Liabilities
Deferred compensation (2)	$443	$443	$—	$—
Total liabilities	$443	$443	$—	$—

		Fair Value Measurements at
		December 31, 2016
		(Level 1)	(Level 2)	(Level 3)
Assets
Cash equivalents (1)	$39,941	$39,941	$—	$—
Commercial paper	8,482	—	8,482	—
Mutual funds held for nonqualified deferred compensation plan participants (2)	378	378	—	—
Total assets	$48,801	$40,319	$8,482	$—
Liabilities
Deferred compensation (2)	$378	$378	$—	$—
Total liabilities	$378	$378	$—	$—

(1)

Generally, cash equivalents include money market funds and investments with a maturity of three months or less from the date of purchase. This asset is included as a component of total cash and cash equivalents on the balance sheet, of which $10.0 million is classified as restricted cash – long-term at June 30, 2017.

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

The Company’s Level 2 financial instruments are valued using market prices on less active markets with observable valuation inputs such as interest rates and yield curves. The Company obtains the fair value of Level 2 financial instruments from quoted market prices, calculated prices or quotes from third-party pricing services. The Company validates these prices through independent valuation testing and review of portfolio valuations provided by the Company’s investment managers. There were no transfers between Level 1 and Level 2 assets during the six months ended June 30, 2017.

The Company recorded $1.3 million and $1.2 million as guarantee liabilities in other current liabilities on the accompanying condensed balance sheet as of June 30, 2017 and December 31, 2016, respectively. Guarantees were recorded as a reduction of revenue in the statement of operations and other comprehensive loss. Guarantees are not measured at fair value on a recurring basis, and therefore are not included in the tables above. Guarantees are classified within Level 3 of the fair value hierarchy. The estimated fair value of the guarantee is based on various economic and customer behavioral assumptions, including the probability that a trade-in right will be exercised, the specified trade-in amount, the expected fair value of the used t:slim G4 Pump at trade-in and the expected sales price of t:slim X2 (see Note 2, “Summary of Significant Accounting Policies – Revenue Recognition”). Changes in the probability that a trade-in right will be exercised have the most significant impact on the estimate of the fair value of the liability.

In connection with the Term Loan Agreement, on March 7, 2017, the Company issued ten-year warrants to purchase 1,937,890 shares of the Company’s common stock at an exercise price of $2.35 per share (the “Capital Royalty Warrant”). The Company used the Black-Scholes option-pricing model to calculate the value of the Capital Royalty Warrant to be approximately $3.3 million. The Capital Royalty Warrant was recorded as debt discount and stockholders’ equity, as the warrants met the definition of an equity instrument. The Black-Scholes option-pricing model requires the use of subjective assumptions about a number of key variables, including stock price volatility, expected term, and risk-free interest rate.

6. Term Loan Agreement

The Company had $81.9 million and $81.1 million of aggregate borrowings outstanding under the Term Loan Agreement, at June 30, 2017 and December 31, 2016, respectively.

Under the Term Loan Agreement, interest is payable at the Company’s option, (i) in cash at a rate of 11.5% per annum, or (ii) at a rate of 9.5% of the 11.5% per annum in cash and 2.0% of the 11.5% per annum (the “PIK Loan”) to be added to the principal of the loan and subject to accruing interest. Interest-only payments are due quarterly on March 31, June 30, September 30 and December 31 of each year of the interest-only payment period, which ends on December 31, 2019. The principal balance is due in full at the end of the term of the loan, which is March 31, 2020 (the “Maturity Date”). The Company had elected to pay interest in cash at a rate of 11.5% per annum through September 30, 2015. Beginning October 1, 2015, the Company elected to pay interest in cash at a rate of 9.5% per annum and for a rate of 2.0% per annum to be added to the principal of the loan. As a result, $1.9 million was added to the principal of the loan since October 1, 2015, which the Company refers to as PIK Loans.

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

The audit report of the Company’s independent registered public accounting firm contained in the 2016 Annual Report included an explanatory paragraph that describes conditions that raise substantial doubt about the Company’s ability to continue as a going concern. This explanatory paragraph constituted a potential event of default under the Term Loan Agreement. On March 7, 2017, the Company entered into Waiver and Amendment No. 4 to Term Loan Agreement (the “Fourth Amendment”), which included a limited waiver of the potential event of default that could have resulted from the explanatory paragraph. In consideration for the waiver, the Company agreed to: (i) issue the Capital Royalty Warrant, (ii) increase its restricted cash balance from $2.0 million to $10.0 million, (iii) provide Capital Royalty Partners the same information it makes available to its board of directors, subject to limited exceptions, and (iv) not incur additional third party indebtedness secured solely by accounts receivable, inventory and cash. In addition, the Fourth Amendment includes a covenant requiring the Company to complete financings in which its gross proceeds from the sale of equity securities is at least $30.0 million, no later than January 15, 2018. Furthermore, the Company has agreed to increase the Back End Financing Fee to 5.0% of the entire aggregate principal amount of borrowings outstanding, including total PIK Loans issued. The Back End Financing Fee is payable at maturity of the Company’s loans and on the principal amount of any loans for which it makes an optional prepayment, and may be payable in connection with certain asset sales or a change of control.

As of June 30, 2017 and December 31, 2016, respectively, the Company had accrued $4.1 million and $1.5 million for the Back End Financing Fee in other long-term liabilities and as contra-debt in notes payable-long-term on the accompanying condensed balance sheets.

The Company evaluated execution of the Fourth Amendment as a modification for accounting purposes and concluded that it did not constitute a modification because the present value of the future cash flows under the Fourth Amendment did not exceed the present value of the future cash flows under the previous terms by more than 10%. The Back End Financing Fee, the value of the Capital Royalty Warrant, and the remaining balance of debt issuance costs and debt discount of the loan are amortized to interest expense over the remaining term of the Term Loan Agreement using the effective interest method.

7. Stockholders’ Equity

Public Offering

In the first quarter of 2017, the Company completed a public offering of 18,500,000 shares of its common stock at a public offering price of $1.25 per share. The gross proceeds to the Company from the offering were $23.1 million, before deducting underwriting discounts and commissions and other offering expenses payable by the Company.

Shares Reserved for Future Issuance

The following shares of the Company’s common stock were reserved for future issuance at June 30, 2017 (in thousands):

Shares underlying outstanding warrants	2,928
Shares underlying outstanding stock options	9,337
Shares authorized for future equity award grants	397
Shares authorized for issuance as ESPP awards	0
12,662

The Company issued 244,052 shares of its common stock upon the exercise of stock options during the six months ended June 30, 2017, and issued 148,763 shares of its common stock upon the exercise of stock options during the year ended December 31, 2016.

The ESPP enables eligible employees to purchase shares of the Company’s common stock using their after tax payroll deductions, subject to certain conditions. The ESPP consists of a two-year offering period with four six-month purchase periods which begin in May and November of each year. There were 389,281 shares of the Company’s common stock purchased under the ESPP during the six months ended June 30, 2017, and 692,328 shares of the Company’s common stock purchased under the ESPP during the year ended December 31, 2016.

The Company announced the suspension of the ESPP as of May 16, 2017 due to a lack of available shares. The suspension was accounted for as a cancellation of an award with no consideration. The previously unrecognized compensation cost as of the suspension date of $2.4 million was fully expensed during the second quarter of 2017.

Stock-Based Compensation

The assumptions used in the Black-Scholes option-pricing model are as follows:

	Stock Option
	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2017	2016	2017	2016
Weighted average grant date fair value (per share)	$0.51	$4.36	$0.52	$3.79
Risk-free interest rate	1.9%	1.4%	1.9%	1.4%
Expected dividend yield	0.0%	0.0%	0.0%	0.0%
Expected volatility	60.0%	56.0%	60.0%	55.5%
Expected term (in years)	6.1	6.1	6.1	6.1

	ESPP
	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2017(1)	2016	2017(1)	2016
Weighted average grant date fair value (per share)	N/A	$2.69	N/A	$2.69
Risk-free interest rate	N/A	0.6%	N/A	0.6%
Expected dividend yield	N/A	0.0%	N/A	0.0%
Expected volatility	N/A	56.9%	N/A	56.9%
Expected term (in years)	N/A	1.3	N/A	1.3

(1)	There were no grants made pursuant to the ESPP during the three and six months ended June 30, 2017.

The following table summarizes the allocation of stock-based compensation expense (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2017	2016	2017	2016
Cost of sales	$529	$269	$758	$508
Selling, general & administrative	4,001	2,422	6,462	4,672
Research and development	616	338	890	648
Total	$5,146	$3,029	$8,110	$5,828

The total stock-based compensation capitalized as part of the cost of inventory was $0.3 million and $0.2 million at June 30, 2017 and December 31, 2016, respectively.

8. Commitments and Contingencies

From time to time, the Company may be subject to legal proceedings, regulatory encounters or other matters arising in the ordinary course of business, including actions with respect to intellectual property, employment, product liability, and contractual matters. In connection with these matters, the Company assesses, on a regular basis, the probability and range of possible loss based on the developments in these matters. A liability is recorded in the financial statements if it is determined that it is probable that a loss has been incurred, and that the amount of the loss can be reasonably estimated. Because of the uncertainties related to the occurrence, amount, and range of loss on any pending actions, the Company is currently unable to predict their ultimate outcome, and, with respect to any pending litigation or claim where no liability has been accrued, to make a meaningful estimate of the reasonably possible loss or range of loss that could result from an unfavorable outcome. At each of June 30, 2017 and December 31, 2016, there were no legal proceedings, regulatory encounters or other matters for which the negative outcome was considered probable or estimable.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

You should read the following discussion and analysis together with our financial statements and related notes in Part I, Item 1 of this Quarterly Report on Form 10-Q for the period ended June 30, 2017, or this Quarterly Report.

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

We have shipped more than 57,000 insulin pumps since our initial launch in August 2012 and more than 50,000 pumps in the four years ended June 30, 2017. For the past three consecutive years, our company has been ranked #1 by insulin pump users in the United States for customer support in an independent survey by dQ&A, a leading diabetes research firm.

We have successfully launched four insulin pump products, beginning with the commercialization of our first insulin pump product, the t:slim Insulin Delivery System, or t:slim, in August 2012. During 2015, we commenced commercial sales of two additional insulin pumps: t:flex in May 2015 and t:slim G4 in September 2015. In October 2016, we commenced commercial sales of t:slim X2, and discontinued new sales of t:slim. t:slim, t:slim X2 and t:flex are compatible with the Tandem Device Updater, a revolutionary new tool that allows pump users to update their pumps’ software quickly and easily from a personal computer. The Tandem Device Updater provides our customers access to new and enhanced features faster than the industry has been able to in the past. Its first cleared use by the U.S. Food and Drug Administration, or FDA, was to update t:slim Pumps purchased before April 2015 to the latest software. In the first quarter of 2017, we filed a regulatory submission with the FDA to permit t:slim X2 customers to update their pumps’ software using the Tandem Device Updater to allow integration with the DexCom G5 Mobile CGM system. Subject to FDA approval, we intend to offer this update to t:slim X2 customers free of charge. In the future, this tool has the potential to enable users to add other new features and functionality to their pumps, such as automated insulin delivery, or AID, algorithms, independent of the typical four-year insurance pump replacement cycle.

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

Products under Development

Our products under development support our strategy of focusing on both consumer and clinical needs. We intend to leverage our consumer-focused approach and proprietary technology platform to continue to develop products that have the features and functionality that will allow us to target people in different segments of the insulin-dependent diabetes market. Our current pump products under development include:

•

t:slim X2 with G5 integration – This product, which is currently under FDA review, is designed to display DexCom G5 CGM sensor information directly on the pump Home Screen. We intend to launch the product within thirty (30) days following approval.

•

t:slim X2 with PLGS – Our first generation AID system is expected to include a predictive low glucose suspend, or PLGS, algorithm that utilizes DexCom G5 sensor values. During 2016, we completed a feasibility study of our PLGS algorithm. The data from this feasibility study was used in an IDE submission for a pivotal study, which was approved by the FDA in May 2017. We expect to begin a pivotal study in the third quarter of 2017 and anticipate that it will conclude by the end of 2017. Once reports from the clinical trial sites are finalized, we intend to use the results in a PMA submission with the FDA. Based on this timing, our goal is to launch the product in the summer of 2018.

•

t:slim X2 with TypeZero – Our second generation AID system is expected to integrate the t:slim X2 pump with the treat-to-range technology that we licensed from TypeZero Technologies LLC, as well as DexCom’s G6 sensor. With TypeZero’s technology, our product is intended to both increase and decrease basal insulin based on a person’s predicted blood glucose levels, as well as deliver automated correction boluses. In November 2016, we announced that we are working with DexCom and TypeZero on the integration of our technologies into the National Institute of Health funded International Diabetes Closed Loop Trial, or IDCL Trial. We anticipate that a portion of the trial will utilize a t:slim X2 integrated with TypeZero’s inControl AID algorithms that is designed to automatically adjust a person’s insulin based on information from a DexCom G6 sensor. We intend to use the results from this trial in a PMA submission with the FDA. Subject to both the timely completion of a successful IDCL Trial and future FDA approval, our goal is to launch this product by the end of 2018.

•

t:sport Insulin Delivery System – This product will be half the size of t:slim and is being designed for people who seek even greater discretion and flexibility with the use of their insulin pump. At this time, there is not a predicate device for an insulin pump wirelessly controlled through a mobile device application. The timing of the commercialization of this product will be based on our prioritization of resources and ongoing dialogue with the FDA.

Beginning in the third quarter of 2017, we intend to replace the standard Luer-lok connector that currently joins an infusion set to our cartridge with a custom connector, the t:lock™ Connector.

Pump Shipments

Since inception, we have derived nearly all of our sales from the shipment of insulin pumps and associated supplies in the United States. We consider the number of units shipped per quarter to be an important metric for managing our business. We have shipped more than 57,000 insulin pumps since the initiation of our commercial efforts in 2012. Pump shipments are broken down by product and by fiscal quarter as follows:

	Pump Units Shipped for Each of the Three Months Ended in Respective Years(1)
	Total
	March 31		June 30		September 30	December 31		Total
2012	-		9		204	844		1,057
2013	852		1,363		1,851	2,406		6,472
2014	1,723		2,235		2,935	3,929		10,822
2015	2,487		3,331		3,431	6,234		15,483
2016(2)	4,042		4,582		3,896	4,418		16,938
2017(2)	2,816		3,427		N/A	N/A		6,243

	t:slim
	March 31		June 30		September 30	December 31		Total
2012	N/A		9		204	844		1,057
2013	852		1,363		1,851	2,406		6,472
2014	1,723		2,235		2,935	3,929		10,822
2015	2,487		2,957		2,390	1,658		9,492
2016	1,255		1,498		1,965	76	(3)	4,794

	t:slim X2
	March 31		June 30		September 30	December 31		Total
2016	N/A		N/A		N/A	3,699		3,699
2017	2,576		3,209		N/A	N/A		5,785

	t:flex
	March 31		June 30		September 30	December 31		Total
2015	N/A		374		555	569		1,498
2016	371		493		389	354		1,607
2017	195		199		N/A	N/A		394

	t:slim G4
	March 31		June 30		September 30	December 31		Total
2015	N/A		N/A		486	4,007		4,493
2016	2,416		2,591		1,542	289	(3)	6,838
2017	45	(3)	19	(3)	N/A	N/A		64

(1)	This table does not reflect returns or exchanges of pump products that occur in the ordinary course of business.
(2)	This table does not reflect the impact of approximately 2,300 trade-ins fulfilled under the Technology Upgrade Program (discussed below) related to our commercial launch of t:slim X2.
(3)	The decrease in t:slim and t:slim G4 shipments coincided with our commercial launch of t:slim X2.

Technology Upgrade Program

In the third quarter of 2016, we launched a Technology Upgrade Program that provides eligible t:slim and t:slim G4 customers a path towards ownership of t:slim X2 by providing customers the right to exchange their t:slim or t:slim G4 for t:slim X2, under a variable pricing structure. The Technology Upgrade Program expires on September 30, 2017.

Due to the high degree of accounting complexity, the Technology Upgrade Program has created, and will continue to create, unpredictable financial results under United States generally accepted accounting principles, or GAAP, for the duration of the program. The accounting treatment for the program requires the deferral of up to 100% of sales and cost of sales for shipments of eligible pumps beginning in the third quarter of 2016. We have determined that, from an accounting perspective, the opportunity for a customer to trade a t:slim or t:slim G4 in exchange for a t:slim X2 represents either a right of return or a guarantee at the time of the initial product purchase. Because we have not offered an upgrade program in the past, we do not have sufficient history with similar upgrade programs to estimate the number of customers that will participate. As a result, sales and cost of sales for all eligible t:slim and t:slim G4 shipments are subject to deferral. The amount of sales and cost of sales deferred varies based on a number of factors, including the model of pump involved and the timing of the initial sales relative to the availability of certain future products.

We will recognize the deferred amount of sales and cost of sales at the earlier of when the obligations under the Technology Upgrade Program are satisfied or when the program expires. If a customer elects to participate in the Technology Upgrade Program, we will recognize upgrade fees that we receive, if any, and the associated costs at the time of fulfilling the given obligation. We expect to recognize the majority of the remaining deferred sales and cost of sales in the quarter ended September 30, 2017 when the program expires. At June 30, 2017, we had $3.1 million of current liabilities for deferred sales and guarantee liabilities associated with the program, as well as $0.4 million of deferred cost of sales.

In general, the deferrals required by the Technology Upgrade Program had the effect of initially decreasing our GAAP sales even when the number of our pump shipments increased. We discontinued new sales of the t:slim and sales of the t:slim G4 have decreased since our launch of the t:slim X2, resulting in a significant decrease in the amount of sales and cost of sales related to new product shipments that were deferred under the program. We are not able to estimate the amount of upgrade fees or associated costs for future customer elections to participate in the Technology Upgrade Program.

Historical Financial Results

For the six months ended June 30, 2017 and 2016, our sales were $40.3 million and $43.0 million, respectively. For the six months ended June 30, 2017, this included incremental net sales of $1.4 million with a corresponding increase of $0.6 million in gross profit as a result of the Technology Upgrade Program. For the six months ended June 30, 2017 and 2016, our net loss was $45.6 million and $38.8 million, respectively. Our accumulated deficit as of June 30, 2017 was $450.2 million.

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

In particular, in 2017, we expect the combined effect of the timing of our launch of t:slim X2 with G5 and our expectation that customers will largely return to their historical decision-making patterns will once again result in our sales being heavily weighted towards the second half of the year. We anticipate that the transition to our t:lock Connector will also result in an increase in our sales of infusion sets beginning in the second half of 2017.

Additional Financing

From inception through June 30, 2017, we have primarily financed our operations through sales of equity securities, and, to a lesser extent, debt financings. The continued growth of our business, including the expansion of our customer care infrastructure to support our growing base of customers, additional research and development activities, and the transition to our new manufacturing facility, will continue to increase our expenses and capital needs.

On the date that our financial statements in this Quarterly Report were issued, our management believed that we did not have sufficient cash to fund our operations for the next twelve months without additional financing, and therefore, we concluded there was substantial doubt about our ability to continue as a going concern within one year after the date the financial statements were issued. We expect we will be required to raise additional capital in order to continue as a going concern, meet our minimum liquidity requirements, satisfy the covenants under the Term Loan Agreement and execute on our business strategy. We intend to seek additional capital from public or private offerings of our capital stock, or we may elect to borrow additional amounts under new debt financing arrangements or from other sources. We expect our ability to raise additional financing may be negatively impacted by a number of factors, including our recent and projected financial results, recent changes in and volatility of our stock price, perceptions about the recent completion of a public offering of our common stock, concerns regarding our ability to maintain the continued listing of our common stock on the NASDAQ Global Market, or NASDAQ, our current level of indebtedness and debt service costs, our conclusion that there is substantial doubt about our ability to continue as a going concern, the competitive environment in our industry, and accounting complexities brought about by our Technology Upgrade Program. There can be no assurance that we will be able to complete any financing on acceptable terms or at all. If we are not able to secure additional financing or significantly increase revenues from the sale of our products, we may be forced to significantly alter our business strategy, substantially curtail or modify our current operations, or cease operations altogether.

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

Leverage from Technology Platform

We believe we can ultimately achieve profitability because our proprietary technology platform will allow us to maximize efficiencies in the development, production, sale and marketing of multiple differentiated products. By offering products that are all based on our proprietary technology platform, in combination with the flexibility provided by the Tandem Device Updater, we believe we can develop and bring to market products and functionality more rapidly, while significantly reducing our per-unit design and development costs. Due to shared product design features, our production system is adaptable to new products and we intend to leverage our shared manufacturing infrastructure to drive operational efficiencies. Further, we expect to continue to increase production volume and to reduce the per-unit production overhead cost for our pump products and their associated disposable cartridges over time. By expanding our product offerings to address people in different segments of the large and growing insulin-dependent diabetes market, we believe we can increase the productivity of our sales, clinical and marketing organization, as well as our customer, support infrastructure, thereby improving our operating margin over the long term.

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

In addition, our quarterly sales have fluctuated, and may continue to fluctuate, substantially in the periods surrounding anticipated and actual regulatory approvals and commercial launches of new products by us or our competitors. For instance, customers may defer a purchasing decision if they believe that a new product may be launched in the future. Additionally, upon the announcement of the FDA approval or commercial launch of a new product, whether our own or of our competitors, potential new customers may reconsider their purchasing decision or take additional time to consider the anticipated or new approval or product launch in their purchasing decision. For example, in 2015, we believe that the timing of the regulatory approval and commercial launch of t:slim G4 contributed to our product shipments being weighted heavily towards the fourth quarter of the year. Similarly, we believe that our pump shipments were negatively impacted during the second half of 2016 and first half of 2017, as we announced the launches of t:slim X2 and the Technology Upgrade Program in the third quarter of 2016, and one of our competitors announced the future availability of two new products with financial incentives for adoption. However, we are not able to quantify the extent of the impact of these or similar events, including the launch of t:slim X2 with G5 and the transition to our t:lock Connector, on future purchasing decisions.

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

We expect our overall gross margin percentage, which for any given period is calculated as sales less cost of sales divided by sales, to improve over the long term, as our sales increase and we have more opportunities to spread our overhead costs over larger production volumes. We expect that we will be able to leverage our manufacturing cost structure across our products that utilize the same proprietary technology platform and manufacturing infrastructure, and will be able to further reduce costs with increased automation, process improvements and raw materials cost reductions. We also expect our warranty costs to decrease as we release product features and functionality utilizing the Tandem Device Updater. However, we do expect our overall gross margin to fluctuate in future quarterly periods as a result of numerous factors besides those associated with production volumes. Specifically, in 2017, we are increasing our manufacturing capacity by relocating our manufacturing operations and related functions to a new facility over a period of several quarters, which may add duplicative and incremental cost in the short-term and pressure our overall gross margin for the duration of the transition. Additionally, we will continue to be impacted by the financial and accounting impact of the Technology Upgrade Program, for which we expect to recognize the majority of the remaining deferred sales and cost of sales in the quarter ended September 30, 2017 when the program expires. We are not able to estimate the remaining amount of upgrade fees or associated costs for future customer elections to participate in the Technology Upgrade Program. In general, we expect the gross margin on insulin pumps to be higher than the gross margin on pump-related supplies, which would be consistent with our historical experience. Other factors impacting our overall gross margin include the changing mix of products sold with different gross margins, the changing percentage of products sold to distributors versus directly to individual customers, varying levels of reimbursement among third-party payors, the timing and success of new regulatory approvals and product launches, warranty and training costs, and changes in our manufacturing processes, capacity, costs or output.

Selling, General and Administrative

Our selling, general and administrative, or SG&A, expenses primarily consist of salary, cash-based incentive compensation, fringe benefits and non-cash stock-based compensation for our executive, financial, marketing, sales, clinical, customer care, technical services, insurance verification, regulatory affairs and administrative functions. In particular, our sales and clinical organization consisted of approximately 70 territories as of June 30, 2017. Territories are maintained by sales representatives and field clinical specialists, and supported by managed care liaisons, additional sales management and other customer support personnel. Other significant SG&A expenses include those incurred for product demonstration samples, commercialization activities associated with new product launches, travel, trade shows, outside legal fees, independent auditor fees, outside consultant fees, insurance premiums, facilities costs and information technology costs. Although we do not contemplate an increase in the number of sales territories in the near term, we expect our SG&A expenses, including the cost of our customer care infrastructure, to increase as our customer base grows. Our SG&A expenses may also increase due to costs associated with additional compliance and regulatory reporting requirements.

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

Other Income and Expense

Our other income and expense primarily consists of interest expense and amortization of debt discount and issuance costs associated with the Term Loan Agreement. At June 30, 2017, there was $81.9 million of outstanding principal under the Term Loan Agreement, which accrues interest at a rate of 11.5% per annum. We expect interest expense to increase in 2017 as a result of additional borrowings under the Term Loan Agreement as compared to 2016 (see the section below entitled “Indebtedness”).

Results of Operations

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(in thousands, except percentages)	2017	2016	2017	2016
Sales	$21,327	$22,985	$40,303	$43,043
Cost of sales	13,325	14,809	25,549	27,939
Gross profit	8,002	8,176	14,754	15,104
Gross margin	38%	36%	37%	35%
Operating expenses:
Selling, general and administrative	22,104	21,087	44,952	43,084
Research and development	4,866	4,142	9,996	8,310
Total operating expenses	26,970	25,229	54,948	51,394
Operating loss	(18,968)	(17,053)	(40,194)	(36,290)
Other income (expense), net:
Interest and other income	60	107	119	225
Interest and other expense	(2,892)	(1,379)	(5,518)	(2,744)
Total other expense, net	(2,832)	(1,272)	(5,399)	(2,519)
Net loss	$(21,800)	$(18,325)	$(45,593)	$(38,809)

Comparison of the Three Months Ended June 30, 2017 and 2016

Sales. For the three months ended June 30, 2017, sales were $21.3 million, compared to $23.0 million for the same period in 2016. The Technology Upgrade Program did not have a material impact on sales in either period.

Sales of insulin pumps were $13.3 million and $18.1 million, respectively, for the three months ended June 30, 2017 and 2016. For the three months ended June 30, 2017, sales of pump-related supplies were $8.0 million, of which $3.3 million were sales of cartridges and $4.6 million were sales of infusion sets. For the three months ended June 30, 2016, sales of pump-related supplies were $4.9 million, of which $2.8 million were sales of cartridges and $2.1 million were sales of infusion sets. The ratio of the number of infusion sets shipped to the number of cartridges shipped increased to 61% in the three months ended June 30, 2017 from 28% in the comparable quarter of the prior year. Sales of accessories were not significant in either of the reported periods.

The decrease in sales was primarily driven by a 25% decrease in pump shipments from 4,582 in 2016 to 3,427 in 2017 due to downward pressure in 2017 from a highly competitive market. Additionally, sales were stronger in early 2016 following the launch of the t:slim G4. The period ended June 30, 2016 also represented the last period in which all UnitedHealthcare members had access to our products due to their decision to designate one of our competitors as their preferred, in-network durable medical equipment provider of insulin pumps for most customers over the age of 18, which was effective July 1, 2016. The decline in sales was partially offset by an increase in sales of pump-related supplies due to our growing customer base, including increased sales of infusion sets to our distributors.

Our percentage of sales to distributors versus individual customers is principally determined by the mix of customers ordering our products within the period and whether or not we have a contractual arrangement with their underlying third-party insurance payor. Sales to distributors accounted for 72% and 75% of our total sales for the three months ended June 30, 2017 and 2016, respectively. The percentage of sales to distributors decreased mainly due to the UnitedHealthcare decision. Previously, UnitedHealthcare’s members accessed our products through one of our distributors.

Cost of Sales and Gross Profit. Our cost of sales for the three months ended June 30, 2017 was $13.3 million, resulting in gross profit of $8.0 million, compared to $14.8 million cost of sales and gross profit of $8.2 million in 2016. The gross margin for the three months ended June 30, 2017 was 38% compared to 36% in the same period in 2016.

Gross margin increased for the three months ended June 30, 2017 compared to the same period in 2016 primarily as a result of per unit cost improvements, including significant raw material cost reductions for our pumps, increased cartridge production volumes and overall manufacturing efficiencies, as well as a decrease in warranty expense as a result of improvements in our warranty trends and warranty replacement costs. This increase was partially offset by a reduction due to a non-cash stock-based compensation charge associated with the suspension of our Employee Stock Purchase Program, or ESPP, during the period ended June 30, 2017.

The slight decrease in our overall gross profit was primarily driven by a decrease in pump shipments, offset by an increase in the sale of pump-related supplies. The Technology Upgrade Program did not have a material impact on cost of sales in either period.

Pump-related supplies generally have lower gross margins than our insulin pumps. However, we continue to experience a positive gross margin associated with our pump-related supplies, after first breaking even for these products in the third quarter of 2016. We expect to continue to see improvements in this gross margin as we manufacture higher volumes of cartridges to support our growing installed base and continue increasing sales of infusion sets to distributors with the launch of our t:lock Connector.

Selling, General and Administrative Expenses. SG&A expenses increased 5% to $22.1 million for the three months ended June 30, 2017 from $21.1 million for the same period in 2016.

Employee-related expenses for our SG&A functions comprise the majority of the SG&A expenses. These expenses increased $1.6 million during the three months ended June 30, 2017 compared to the same period in 2016, due primarily to a $1.1 million non-cash stock-based compensation charge associated with the suspension of our ESPP in the three months ended June 30, 2017. Other SG&A expenses, including costs for compensation, outside services, marketing and promotional activities, tradeshows and travel, decreased $0.6 million.

Research and Development Expenses. R&D expenses increased 17% to $4.9 million for the three months ended June 30, 2017 from $4.1 million for the same period in 2016. The increase in R&D expenses was primarily the result of a $0.4 million non-cash stock-based compensation charge associated with the suspension of our ESPP in the three months ended June 30, 2017, with the remaining $0.4 million increase stemming from costs associated with the advancement of our product pipeline.

Other Income and Expense. Other expense for the three months ended June 30, 2017 and 2016 was $2.9 million and $1.4 million, respectively. Other expense for both periods was primarily comprised of interest expense associated with the Term Loan Agreement. The outstanding principal balances under the Term Loan Agreement were $81.9 million and $45.6 million as of June 30, 2017 and June 30, 2016, respectively. Other income for both periods presented was not significant.

Comparison of the Six Months Ended June 30, 2017 and 2016

Sales. For the six months ended June 30, 2017, sales were $40.3 million, including incremental net sales of $1.5 million as a result of the Technology Upgrade Program, compared to $43.0 million for the same period in 2016. The incremental sales associated with the Technology Upgrade Program primarily resulted from the recognition of sales previously deferred in the second half of 2016.

Sales of insulin pumps were $25.8 million and $34.2 million, respectively, for the six months ended June 30, 2017 and 2016. For the six months ended June 30, 2017, sales of pump-related supplies were $14.3 million, of which $6.2 million were sales of cartridges and $8.0 million were sales of infusion sets. For the six months ended June 30, 2016, sales of pump-related supplies were $8.8 million, of which $5.1 million were sales of cartridges and $3.5 million were sales of infusion sets. The ratio of the number of infusion sets shipped to the number of cartridges shipped increased to 56% in the six months ended June 30, 2017 from 24% in the same period in 2016. Sales of accessories were not significant in either of the reported periods.

The decrease in sales was primarily driven by a 28% decrease in aggregate pump shipments from 8,624 in 2016 to 6,243 in 2017 for reasons similar to those for the three months ended June 30 that were described previously, partially offset by an increase in sales of pump-related supplies due to our growing customer base, increasing sales of infusion sets to our distributors and incremental net sales due to the Technology Upgrade Program.

Sales to distributors accounted for 72% and 76% of our total sales for the six months ended June 30, 2017 and 2016, respectively. The percentage of sales to distributors decreased mainly due to UnitedHealthcare’s decision to designate one of our competitors as their preferred, in-network durable medical equipment provider of insulin pumps.

Cost of Sales and Gross Profit. Our cost of sales for the six months ended June 30, 2017 was $25.5 million, resulting in gross profit of $14.8 million, compared to $27.9 million cost of sales and gross profit of $15.1 million in 2016. The gross margin for the six months ended June 30, 2017 was 37% compared to 35% in the same period in 2016.

Gross margin increased for the six months ended June 30, 2017 compared to the same period in 2016 primarily as a result of per unit cost improvements, including raw material cost reductions for our pumps and increased cartridge production volumes and cartridge manufacturing efficiencies, as well as a decrease in warranty expense as a result of improvements in our warranty trends and warranty replacement costs.

The slight decrease in our overall gross profit was primarily driven by a decrease in pump shipments, offset by an increase in sales of pump-related supplies. During the period, we recorded incremental net sales of $1.5 million and $0.9 million in cost of sales associated with the Technology Upgrade Program.

Selling, General and Administrative Expenses. SG&A expenses increased 4% to $45.0 million for the six months ended June 30, 2017 from $43.1 million for the same period in 2016.

Employee-related expenses for our SG&A functions comprise the majority of the SG&A expenses. The increase in SG&A expenses was primarily the result of a $1.1 million non-cash stock-based compensation charge associated with the suspension of our ESPP in 2017, as well as other net increases in employee expenses of $1.3 million. Other SG&A expenses, including costs for outside services, marketing and promotional activities, tradeshows and travel, decreased $0.5 million between periods.

Research and Development Expenses. R&D expenses increased 20% to $10.0 million for the six months ended June 30, 2017 from $8.3 million for the same period in 2016. The increase in R&D expenses was primarily the result of an increase of $0.9 million in non employee-related expenses for the advancement of our product pipeline, as well as a $0.4 million non-cash stock-based compensation charge associated with the suspension of our ESPP in 2017.

Other Income and Expense. Other expense for the six months ended June 30, 2017 and 2016 was $5.5 million and $2.7 million, respectively. Other expense for both periods was primarily comprised of interest expense associated with the Term Loan Agreement. The outstanding principal balances under the Term Loan Agreement were $81.9 million and $45.6 million as of June 30, 2017 and June 30, 2016, respectively. Other income for both periods presented was not significant.

Liquidity and Capital Resources

At June 30, 2017, we had $37.8 million in cash and cash equivalents and short-term investments, which included $10.0 million of restricted cash as required by the Term Loan Agreement. At the date the financial statements in this Quarterly Report were issued, our management believed that we did not have sufficient cash to fund our operations for the next twelve months without additional financing and, therefore, we concluded there was substantial doubt about our ability to continue as a going concern within one year after the date the financial statements were issued. The financial statements included in this Quarterly Report have been prepared on a basis that assumes that we will continue as a going concern, which contemplates the realization of assets and the satisfaction of liabilities and commitments in the normal course of business. This financial information and these financial statements do not include any adjustments that may result from the outcome of this uncertainty.

Historically, our principal sources of cash have included private placements and public offerings of equity securities, the Term Loan Agreement, and cash collected from product sales. Our historical cash outflows have primarily been associated with cash used for operating activities such as the expansion and support of our sales and marketing infrastructure, increase in our R&D activities, the acquisition of intellectual property, expenditures related to equipment and improvements used to increase our manufacturing capacity and improve our manufacturing efficiency, overall facility expansion, and other working capital needs.

In March 2017, we completed a public offering of 18,500,000 shares of our common stock at a public offering price of $1.25 per share. The net proceeds to us from the offering were approximately $21.1 million, after deducting underwriting discounts and commissions and other offering expenses payable by us.

Management currently believes that it will be necessary for us to raise additional funding. However, we expect our ability to raise additional financing may be negatively impacted by a number of factors, including our recent and projected financial results, recent changes in and volatility of our stock price, perceptions about the recent completion of a public offering of our common stock, concerns regarding our ability to maintain the continued listing of our common stock on NASDAQ, our current level of indebtedness and debt service costs, our conclusion that there is substantial doubt about our ability to continue as a going concern, the competitive environment in our industry, and accounting complexities brought about by our Technology Upgrade Program. There can be no assurance that we will be able to complete any financing on acceptable terms or at all.

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

The following table shows a summary of our cash flows for the six months ended June 30, 2017 and 2016:

	Six Months Ended June 30,
(in thousands)	2017	2016
Net cash provided by (used in):
Operating activities	$(35,477)	$(29,437)
Investing activities	4,445	45
Financing activities	13,705	16,554
Total	$(17,327)	$(12,838)

Operating activities. Net cash used in operating activities was $35.5 million for the six months ended June 30, 2017, compared to $29.4 million for the same period in 2016. The increase in net cash used in operating activities was primarily associated with an increase in our operating loss, partially offset by changes in working capital. The changes in working capital were primarily due to less cash collections from accounts receivable offset by decreases in deferred revenue and guarantee liability associated with the Technology Upgrade Program, as well as other net changes associated with the timing of payments.

Investing activities. Net cash provided by investing activities was $4.4 million for the six months ended June 30, 2017, which was primarily related to sales and maturities of short-term investments of $8.5 million, partially offset by the purchase of $4.1 million of property and equipment. Net cash used in investing activities was $45,000 for the six months ended June 30, 2016, which was primarily related to the purchase of $22.7 million of short-term investments and $4.0 million of property and equipment, offset by proceeds from sales and maturities of short-term investments of $26.8 million.

Financing activities. Net cash provided by financing activities was $13.7 million for the six months ended June 30, 2017, which was primarily the result of net proceeds of approximately $21.1 million from the public offering of our common stock, partially offset by an increase in our restricted cash balance of $8.0 million as required by the Fourth Amendment to our Term Loan Agreement. Net cash provided by financing activities was $16.6 million for the six months ended June 30, 2016, which was primarily the result of net proceeds of $15.0 million under the Term Loan Agreement and $1.6 million in proceeds from the issuance of common stock associated with our ESPP.

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

Although we believe the foregoing items reflect our most likely uses of cash in the short-term, we cannot predict with certainty all of our particular short-term cash uses or the timing or amount of cash used. We expect we will need to raise additional funding. We intend to seek additional capital from public or private offerings of our capital stock or we may elect to borrow additional amounts under new debt financing arrangements or from other sources. If we issue equity or convertible debt securities to raise additional funding, our existing stockholders may experience dilution, we may incur significant financing costs, and the new equity or convertible debt securities may have rights, preferences and privileges senior to those of our existing stockholders. If we issue debt securities to raise additional funding, we would incur additional debt service obligations, we could become subject to additional restrictions limiting our ability to operate our business, and we may be required to further encumber our assets. Our ability to continue as a going concern, meet our minimum liquidity requirements, satisfy the covenants under the Term Loan Agreement, and execute our business strategy is dependent on our ability to raise additional capital, of which there can be no assurance. If we cannot generate sufficient revenues from the sale of our products or secure additional financing on acceptable terms, we may be forced to significantly alter our business strategy, substantially curtail or modify our current operations, or cease operations altogether.

Indebtedness

Term Loan Agreement

We had $81.9 million and $81.1 million of aggregate borrowings outstanding under the Term Loan Agreement at June 30, 2017 and December 31, 2016, respectively.

Under the Term Loan Agreement, interest is payable, at our option, (i) in cash at a rate of 11.5% per annum or (ii) at a rate of 9.5% of the 11.5% per annum in cash and 2.0% of the 11.5% per annum to be added to the principal of the loan and subject to accruing interest. Interest-only payments are due quarterly on March 31, June 30, September 30 and December 31 of each year of the interest-only payment period, which ends on December 31, 2019. The principal balance is due in full on the maturity date of the Term Loan Agreement, which is March 31, 2020. We had elected to pay interest in cash at a rate of 11.5% per annum through September 30, 2015. Beginning October 1, 2015, we elected to pay interest in cash at a rate of 9.5% per annum and to have 2.0% per annum added to the principal of the loan. As a result, $1.9 million was added to the principal of the loan since October 1, 2015, which we refer to as PIK Loans.

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

The audit report and opinion of our independent registered public accounting firm contained in the Annual Report includes an explanatory paragraph that describes conditions that raise substantial doubt about our ability to continue as a going concern. This explanatory paragraph constitutes a potential event of default under the Term Loan Agreement. On March 7, 2017, we entered into the Fourth Amendment, which included a limited waiver of the potential event of default. In consideration for the waiver, we agreed to: (i) issue the Capital Royalty Warrant, (ii) increase our restricted cash balance from $2.0 million to $10.0 million, (iii) provide Capital Royalty Partners the same information we make available to our board of directors, subject to limited exceptions, and (iv) not incur additional third party indebtedness secured solely by accounts receivable, inventory and cash. In addition, the Fourth Amendment includes a covenant requiring us to complete financings in which our gross proceeds from the sale of equity securities is at least $30.0 million, no later than January 15, 2018. The completion of our recent public offering was not sufficient to fully satisfy this financing covenant requiring us to complete an additional sale of equity securities.

Pursuant to the Fourth Amendment, we have agreed to increase the Back End Financing Fee to 5.0% of the entire aggregate principal amount of borrowings outstanding, including total PIK Loans issued, under the Term Loan Agreement. The Back End Financing Fee is payable at maturity of our loans and on the principal amount of any loans for which we make an optional prepayment, and may be payable in connection with asset sales not permitted under the Term Loan Agreement or in connection with a change of control. As of June 30, 2017, we had accrued $4.1 million for the Back End Financing Fee.

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

As of June 30, 2017, we did not have any off-balance sheet arrangements.

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

Because of the short-term maturities of our financial instruments, we do not believe that an increase or decrease in market interest rates would have any significant impact on the realized value of our investment portfolio. If a 10% change in interest rates were to have occurred on June 30, 2017, this change would not have had a material effect on the fair value of our investment portfolio as of that date.

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

As of June 30, 2017, we carried out an evaluation, under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based on this evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of June 30, 2017.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) during the quarter ended June 30, 2017 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Risks Relating to our Business and our Industry

We have incurred significant operating losses since inception and cannot assure you that we will achieve profitability.*

Since our inception in January 2006, we have incurred a significant net loss. As of June 30, 2017, we had an accumulated deficit of $450.2 million. To date, we have financed our operations primarily through public and private sales of our equity securities, debt financing with Capital Royalty Partners II, L.P. and its affiliated funds, or Capital Royalty Partners, and sales of our products. We have devoted substantially all of our resources to the commercialization of our products, the scaling of our manufacturing operations and commercial organization, the research and development of our current products and products under development, and the assembly of a management team to manage our business.

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

●

changes in reimbursement rates or policies relating to insulin pumps or similar products or technologies by third-party payors, such as the decision by UnitedHealthcare during 2016 that restricted a majority of its members from accessing our pumps;

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

Furthermore, sales of our products may be adversely impacted by negative perceptions regarding our financial stability relative to that of our competitors, and our ability to sustain our business operations on a long-term basis. These perceptions may cause people with insulin-dependent diabetes, their caregivers and healthcare providers, as well as independent distributors and third-party payors, to question our ability to continue to sell our products, provide customer service, support our commercial organization, and fulfill our strategic objectives. These concerns may arise from a number of factors, including our recent and projected financial results, recent changes in and volatility of our stock price, concerns regarding our ability to maintain the continued listing of our common stock on the NASDAQ Global Market, or NASDAQ, perceptions about the recent completion of a public offering of our common stock, our current level of indebtedness and debt service costs, our conclusion that there is substantial doubt about our ability to continue as a going concern, recent or anticipated competitive product launches, the impact of the Technology Upgrade Program, and uncertainties regarding the regulatory environment. Any such concerns, whether actual or perceived, could cause consumers to delay the purchase of our products or to purchase competitive products.

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

We operate in a very competitive industry and if we fail to compete successfully against our existing or potential competitors, many of whom have greater resources than us, our sales and operating results may be negatively affected.*

The medical device industry is intensely competitive, subject to rapid change and highly sensitive to the introduction of new products, treatment techniques or technologies, or other activities of industry participants. We believe our products compete, and will continue to compete, directly with a number of traditional insulin pumps as well as other methods for the treatment of diabetes, including MDI therapy.

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

Some of our competitors enjoy several competitive advantages over us, including:

●	greater financial and human resources for sales and marketing, product development, customer service and clinical resources;

●	greater financial resources to respond to competitive pressures and regulatory uncertainty;

●	established relationships with healthcare providers, third-party payors and regulatory agencies;

●	established reputation and name recognition among healthcare providers and other key opinion leaders in the diabetes industry;

●	in some cases, greater market share and established base of customers;

●	products supported by long-term clinical data;

●	larger and more established distribution networks;

●	greater ability to cross-sell products or provide incentives to healthcare providers to use their products; and

●	more experience in conducting research and development, manufacturing, clinical trials, and obtaining regulatory approval or clearance.

In some instances, our competitors offer products that include features that we do not currently offer. For instance, Medtronic currently offers a traditional insulin pump that is integrated with a CGM system with a threshold suspend feature. In addition, Medtronic recently commenced the commercialization of a new insulin pump product with additional automated insulin delivery functionality and a new CGM system. Furthermore, Insulet offers an insulin pump with a tubeless delivery system that does not utilize an infusion set. For these and other reasons, we may not be able to compete successfully against our current or potential future competitors. As a result, we may fail to meet our forecasted budget, and our sales and operating results may be negatively affected.

The administration of the Technology Upgrade Program may result in unanticipated difficulties or costs, which may harm our financial condition or operating results.*

In July 2016, we announced the implementation of the Technology Upgrade Program that allows eligible t:slim and t:slim G4 customers the ability to trade in their existing pump for t:slim X2, subject to the conditions specified in the program. The Technology Upgrade Program is being offered to provide our existing customers the ability to upgrade to the features and capabilities of t:slim X2. However, we do not have experience implementing and administering trade-in programs of this type and we may encounter unexpected difficulties, costs or uncertainties in administering or fulfilling our obligations under the Technology Upgrade Program. For example, it is difficult to predict the impact of the adoption of the Technology Upgrade Program on the willingness of consumers to purchase our products compared to competitive products, or the timing of any purchase decisions. If we incur unexpected difficulties, costs or uncertainties in administering the Technology Upgrade Program, or if we do not derive the anticipated benefits to our business from offering the program to our customers, the program could have a material adverse effect on our financial condition and operating results.

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

The failure of our products to achieve and maintain market acceptance could result in us achieving sales below our expectations, which would cause our business, financial condition and operating results to be materially and adversely affected. *

Our current business strategy is highly dependent on our insulin pump products, which currently include t:slim X2, t:flex and t:slim G4, achieving and maintaining market acceptance. In order for us to sell our products to people with insulin-dependent diabetes, we must convince them, their caregivers and healthcare providers that our products are an attractive alternative to competitive products for the treatment of diabetes, including traditional insulin pump products and MDI therapies, as well as alternative insulin treatment methodologies. Market acceptance and adoption of our products depends on educating people with diabetes, as well as their caregivers and healthcare providers, about the distinct features, ease-of-use, positive lifestyle impact, and other perceived benefits of our products as compared to competitive products. If we are not successful in convincing existing and potential customers of the benefits of our products, or if we are not able to achieve the support of caregivers and healthcare providers for our insulin pump products, our sales may decline or we may fail to increase our sales in line with our forecasts.

Achieving and maintaining market acceptance of our products could be negatively impacted by many factors, including:

●

the failure of our products to achieve and maintain wide acceptance among people with insulin-dependent diabetes, their caregivers, healthcare providers, third-party payors and key opinion leaders in the diabetes treatment community;

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

In addition, even if we are able to convince people with insulin-dependent diabetes, their caregivers or healthcare providers that our products compare favorably to the products and treatment alternatives offered by our competitors, negative perceptions regarding our financial stability relative to that of our competitors, and our ability to sustain our business operations on a long-term basis, especially in light of our recent and projected financial results, recent changes in and volatility of our stock price, concerns regarding our ability to maintain the continued listing of our common stock on NASDAQ, perceptions about the recent completion of a public offering of our common stock, our current level of indebtedness and debt service costs, and our conclusion that there is substantial doubt about our ability to continue as a going concern, could cause consumers to delay the purchase of our products or to purchase competitive products.

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

We commenced operations in 2006, and began commercial sales of t:slim in the third quarter of 2012, of t:flex in the second quarter of 2015 and of t:slim G4 in the third quarter of 2015. Accordingly, we have a limited operating history upon which to evaluate our business and forecast our future sales and operating results. More recently, our launch of t:slim X2, our adoption of the Technology Upgrade Program, the future availability of t:slim X2 with G5 and the transition to our t:lock Connector, the FDA approval and launch of new products by one of our competitors, and the use of aggressive pricing strategies by our competitors combine to make forecasting our future sales and operating results even more challenging. In assessing our business prospects, you should consider the various risks and difficulties frequently encountered by companies early in their commercialization history in competitive and rapidly evolving markets, particularly companies that develop and sell medical devices. These risks include our ability to:

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

The transition of our manufacturing operations to a new facility may result in unanticipated expenses or inefficiencies, which may increase our manufacturing and operating costs, and will require us to spend additional capital.*

We manufacture our products at our headquarters in San Diego, California, but are in the process of transitioning our manufacturing operations to a nearby facility that will allow for future capacity expansion. The transition to the new manufacturing facility commenced during the second quarter of 2017 and we expect to complete the transition by the end of 2017. During the transition period we expect to experience some temporary duplication of operations to support ongoing product manufacturing, which will result in incremental costs. The transition remains subject to validation of newly installed equipment and our ability to receive numerous governmental approvals associated with the new facility. We may face significant challenges as we manage our proposed facility transition, such as unanticipated delays or expenses, and we may be required to make additional capital expenditures relating to the new facility. We also may experience unanticipated inefficiencies as we commence manufacturing operations at the new facility, particularly during the transition period. If we fail to achieve the operating efficiencies that we anticipate from the new facility, or if we incur substantial incremental costs during the transition, our manufacturing and operating costs may be greater than we anticipate.

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

For example, we entered into three separate development agreements with DexCom which provide us non-exclusive licenses to integrate various generations of DexCom CGM technology with our insulin pump products. We currently offer t:slim G4 under an agreement that runs until January 4, 2018, with automatic one-year renewals. Our agreements with DexCom, which provide us non-exclusive licenses to integrate Dexcom G5 and G6 technology with our insulin pump products currently run until June 2020, with automatic one-year renewals. Under certain circumstances, our agreements with DexCom may be terminated by either party without cause or on short notice. Termination of any of our agreements with DexCom could require us to redesign certain current products and products under development, and attempt to integrate an alternative CGM system into our insulin pump systems, which would require significant development and regulatory activities that could result in an interruption or substantial delay in the availability of the product to our customers.

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

Risks Related to our Financial Results and Need for Financing

We will need to raise additional funds in the future. If these funds are not available to us, we will not have sufficient cash to fund our operations for the next twelve months. *

At June 30, 2017, we had $37.8 million in cash, cash equivalents and short-term investments, which included $10.0 million of restricted cash. At the date our financial statements in this Quarterly Report were issued, our management believed that we did not have sufficient cash to fund our operations for the next twelve months without additional financing and therefore, we concluded there was substantial doubt about our ability to continue as a going concern within one year after the date the financial statements were issued. Moreover, the continued growth of our business, including the expansion of our customer care infrastructure to support our growing base of customers, additional research and development activities, and the transition to our new manufacturing facility, will continue to increase our expenses and capital needs. In addition, the amount of our future product sales is difficult to predict and actual sales may not be in line with our forecasts. Our future capital requirements will depend on many factors, including:

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

If we cannot generate sufficient revenues from the sale of our products or secure additional financing on acceptable terms, we may be forced to significantly alter our business strategy, substantially curtail our current operations, or cease operations altogether. We may also be unable to satisfy covenants in our Term Loan Agreement if we are unable to secure additional equity financing.

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

The Term Loan Agreement contains restrictive and financial covenants that may limit our operating flexibility, and our potential inability to comply with such covenants puts us at risk of triggering an event of default under the Term Loan Agreement.*

The Term Loan Agreement contains certain restrictive covenants that limit our ability to incur additional indebtedness and liens, merge with other companies or consummate certain changes of control, acquire other companies, engage in new lines of business, make certain investments, pay dividends, transfer or dispose of assets, amend certain material agreements or enter into various specified transactions. We may not be able to engage in any of the foregoing transactions unless we obtain the consent of Capital Royalty Partners or terminate the Term Loan Agreement.

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

The terms of the Term Loan Agreement also require that we deliver audited financial statements that include an unqualified audit report to Capital Royalty Partners. The audit report and opinion of our independent registered public accounting firm contained in our financial statements for the year ended December 31, 2016 includes an explanatory paragraph that describes conditions that raise substantial doubt about our ability to continue as a going concern. This explanatory paragraph in our auditor’s report constitutes a potential event of default under the Term Loan Agreement. As a result, on March 7, 2017, we entered into Waiver and Amendment No. 4 to Term Loan Agreement, or the Fourth Amendment, which includes a limited waiver of a potential event of default that could have resulted from the inclusion of the explanatory paragraph in our auditor’s report. The Fourth Amendment also imposes additional restrictive and financial covenants on us, which may increase our risk of triggering defaults under the Term Loan Agreement. In particular, the Fourth Amendment provides that we must complete financings in which our gross proceeds from the sale of equity securities is at least $30.0 million no later than January 15, 2018.

In the event of a future default triggered by any violations of the covenants in the Term Loan Agreement, including the new covenants in the Fourth Amendment, we will need to obtain additional waivers from Capital Royalty Partners to avoid being in default. If we are unable to obtain additional waivers of those events of default, or amendments to the Term Loan Agreement that would allow us to be in compliance with the terms of the agreement, an event of default would result. In the event of our default under the Term Loan Agreement, including if we fail to raise $30.0 million in gross proceeds from equity financings by January 15, 2018, we may be required to repay any outstanding amounts earlier than anticipated and our capital resources may not be sufficient to meet those obligations. Further, if we are unable to repay our indebtedness and Capital Royalty Partners institutes foreclosure proceedings against our assets, we could be forced into bankruptcy or liquidation, and in such a scenario, the values that we receive for our assets could be significantly lower than the values reflected in our financial statements.

Risks Related to our Intellectual Property and Potential Litigation

Our ability to protect our intellectual property and proprietary technology is uncertain.*

We rely primarily on patent, trademark and trade secret laws, as well as confidentiality and non-disclosure agreements, to protect our proprietary technologies. As of June 30, 2017, our patent portfolio consisted of approximately 54 issued U.S. patents and 50 pending U.S. patent applications. Of these, our issued U.S. patents expire between approximately 2021 and 2035. We also have and are seeking patent protection for our proprietary technologies in other countries throughout the world. In addition, we have 10 U.S. trademark registrations and 13 foreign trademark registrations.

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

Before we can market or sell a new regulated product or a significant modification to an existing product in the United States, we must obtain either clearance under Section 510(k) of the FDCA or approval of a PMA application from the FDA, unless an exemption from pre-market review applies. In the 510(k) clearance process, the FDA must determine that a proposed device is “substantially equivalent” to a device legally on the market, known as a “predicate” device, with respect to intended use, technology and safety and effectiveness, in order to clear the proposed device for marketing. Clinical data is sometimes required to support substantial equivalence. The PMA pathway requires an applicant to demonstrate the safety and effectiveness of the device based on extensive data. The PMA process is typically required for devices that are deemed to pose the greatest risk, such as life-sustaining, life-supporting or implantable devices. We received approval of our PMA for t:slim G4 in September 2015 and are currently awaiting approval of our PMA supplement for t:slim X2 with G5 that we filed in the first quarter of 2017. Products that are approved through a PMA application generally need FDA approval before they can be modified. Similarly, some modifications made to products cleared through a 510(k) may require a new 510(k). The process of obtaining regulatory clearances or approvals to market a medical device can be costly and time-consuming, and we may not be able to obtain these clearances or approvals on a timely basis or at all for our proposed products.

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

Further, we are evaluating international expansion opportunities for a potential launch in 2018. If we expand our operations outside of the United States, we will become subject to various additional regulatory and legal requirements under the applicable laws and regulations of the international markets we enter. These additional regulatory requirements may involve significant costs and expenditures and, if we are not able to comply with any such requirements, our international expansion and business could be significantly harmed.

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

Legislative or regulatory healthcare reforms may result in downward pressure on the price of and decrease reimbursement for our products, and uncertainty regarding the healthcare regulatory environment could have a material adverse effect on our business.*

The sales of our products depend in part on the availability of coverage and reimbursement from third-party payors such as government health administration authorities, private health insurers, health maintenance organizations and other healthcare-related organizations. Both the federal and state governments in the United States continue to propose and pass new legislation and regulations designed to, among other things, expand healthcare coverage to more individuals, contain or reduce the cost of healthcare, and improve the quality of healthcare outcomes. This legislation and regulation may result in decreased reimbursement for medical devices, which may create additional pressure to reduce the prices charged for medical devices. Reduced reimbursement rates could significantly decrease our revenue, which in turn would place significant downward pressure on our gross margins and impede our ability to become profitable.

The PPACA substantially changed the way healthcare is financed by both governmental and private insurers, encourages improvements in the quality of healthcare items and services, and significantly impacts the medical device industry. However, a number of legislative changes have been proposed and adopted since the PPACA was enacted, and legislation has recently been proposed that could modify or repeal the PPACA. The uncertainties regarding the future of the PPACA, and other healthcare reform initiatives, may have an adverse effect on our customers’ purchasing decisions regarding our products.

In the future, additional changes could be made to governmental healthcare programs that could significantly impact the success of our products. Cost control initiatives could decrease the price that we receive for our products. At this time, we cannot predict which, if any, additional healthcare reform proposals will be adopted, when they may be adopted or what impact they may have on the existing regulatory environment, or our ability to operate our business. Any of these factors could have a material adverse effect on our operating results and financial condition.

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

Risks Related to our Common Stock

Because of their significant stock ownership, certain of our executive officers, directors and principal stockholders will be able to exert control over our company and our significant corporate decisions. *

Based on an aggregate of 50,228,931 shares of our common stock outstanding as of June 30, 2017, our executive officers and directors, and their affiliates owned, in the aggregate, approximately 24% of the voting power of our outstanding common stock. These persons, acting together, will have the ability to significantly influence the outcome of all matters submitted to our stockholders for approval, including the election and removal of directors and any merger, consolidation, or sale of all or substantially all of our assets.

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

Although we have not completed an update of our Section 382 analysis subsequent to December 31, 2016, the offering that we conducted in March of 2017, either separately or together, with any future equity financing, may have caused or could cause an ownership change or could increase the likelihood that we undergo an ownership change for purposes of Section 382 of the Code in the future. Limitations imposed on our ability to utilize NOL carryforwards could cause U.S. federal income taxes to be paid earlier than would be paid if such limitations were not in effect and could cause such NOL carryforwards to expire unused, in each case reducing or eliminating the benefit of such NOL carryforwards.

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

As a public company, we are subject to the reporting requirements of the Exchange Act, the Dodd-Frank Wall Street Reform and Consumer Protection Act, or the Dodd-Frank Act, the listing requirements of NASDAQ and other applicable securities rules and regulations. Compliance with these rules and regulations has increased our legal and financial compliance costs, made some activities more difficult, time-consuming or costly, and increased demand on our systems and resources.

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

Our common stock is listed on NASDAQ under the symbol “TNDM.” Our stock price could be subject to wide fluctuations in response to a variety of factors, including the following:

●	actual or anticipated fluctuations in our quarterly financial and operating results, including the financial and accounting impacts of the Technology Upgrade Program;

●	our actual or perceived need for additional capital to fund our operations and the potential associated dilution;

●	perceptions about our financial stability relative to our competitors and our ability to sustain our business operations long term;

●	the reaction of investors to our conclusion that if we do not successfully raise additional capital there is substantial doubt about our ability to continue as a going concern;

●	overall performance of the equity markets;

●	perceptions about the market acceptance of our products and the recognition of our brand;

●	introduction of proposed products, or announcements of significant contracts, licenses or acquisitions, by us or our competitors;

●	legislative, political or regulatory developments;

●	issuance of securities analysts’ reports or recommendations;

●	additions or departures of key personnel;

●	threatened or actual litigation and government investigations;

●	sale of shares of our common stock by us or members of our management; and

●	general economic conditions.

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

Future sales, or the perception of future sales, of shares of our common stock could materially reduce the market price of our common stock. *

Sales of our common stock, or the perception in the market that the holders of a large number of our shares intend to sell such shares, could reduce the market price of our common stock, which would impair our ability to raise future capital through the sale of additional equity securities. We had outstanding 50,228,931 shares of common stock as of June 30, 2017, of which approximately 13,614,271 shares are restricted securities that may be sold only in accordance with the resale restrictions under Rule 144 of the Securities Act. In addition, as of June 30, 2017, we had outstanding options to purchase 9,337,246 shares of common stock and warrants to purchase 2,927,921 shares of common stock that, if exercised, will result in these additional shares becoming available for sale. As of June 30, 2017, there was also 396,904 shares and 133 shares of our common stock reserved for future grant or issuance under our 2013 Stock Incentive Plan, and our 2013 Employee Stock Purchase Plan, or our ESPP, respectively.

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

If we are unable to comply with certain continued listing requirements of NASDAQ, our common stock would be delisted from NASDAQ.*

Our common stock is currently listed on NASDAQ. In order to maintain this listing, we must satisfy minimum continued listing requirements and standards, including a minimum closing bid price requirement for our common stock. On June 14, 2017, we received notice that we had failed to meet minimum closing bid price requirement of $1.00 per share for 30 consecutive business days, which could subject our common stock to delisting. Although NASDAQ rules provide us with a period of 180 days in which to regain compliance, we cannot assure you that we will be able to regain compliance within the compliance period. In order to regain compliance, the closing bid price of our common stock would need to meet or exceed $1.00 per share for at least 10 consecutive business days during the compliance period. If we are not able to regain compliance, our shares of common stock will be subject to delisting. In the event our common stock is delisted from NASDAQ, trading of our common stock may be conducted only in an over-the-counter market, such as the OTC Market. In that event, it could become more difficult to dispose of, or obtain accurate price quotations for, our common stock, and there would likely also be a reduction in our coverage by securities analysts and the news media, which could cause the price of our common stock to decline further. A determination could also be made that our common stock is a “penny stock” which would require brokers trading in our common stock to adhere to more stringent rules and possibly result in a reduced level of trading. This could have a long-term impact on our ability to raise future capital through the sale of our common stock.

Our executive officers and directors may sell their shares of our common stock, and these sales could adversely affect our stock price.

Sales of our common stock by our executive officers and directors, or the perception that such sales may occur, could adversely affect the market price of our common stock. Our executive officers and directors may sell our common stock in the future as part of pre-arranged trading plans or otherwise.

We cannot assure you that our proposed reverse stock split will increase our stock price in the same proportion as the reduction in the number of outstanding shares.*

We intend to seek stockholder approval to amend our Amended and Restated Certificate of Incorporation to effect, at the option of our Board of Directors, a reverse stock split of our issued and outstanding common stock at a reverse stock split ratio ranging from one-to-eight (1:8) to one-to-twelve (1:12) with the exact ratio to be determined within the range by our Board of Directors prior to June 20, 2018. We expect that a reverse stock split, if approved and implemented, will increase the market price of our common stock. However, the effect of a reverse stock split on the market price of our common stock cannot be predicted with any certainty, and the history of reverse stock splits for other companies is varied, particularly since some investors may view a reverse stock split negatively. It is possible that the per share price of our common stock after a reverse stock split will not increase in the same proportion as the reduction in the number of our issued and outstanding shares of common stock following the reverse stock split. In addition, the reverse stock split may not result in a per share price that would be sufficiently higher than the current price to attract brokers and investors who do not trade in lower priced stocks. Furthermore, even if we approve and implement a reverse stock split, the market price of our common stock may not increase at the ratio we expect (and may even decrease) due to factors unrelated to the reverse stock split, which may jeopardize our ability to meet or maintain NASDAQ’s minimum closing bid price requirement or other applicable listing standards. The market price of our common stock may also be affected by other factors which may be unrelated to the number of shares outstanding. If a reverse stock split is consummated and the trading price of our common stock declines, the percentage decline as an absolute number and as a percentage of our overall market capitalization may be greater than that which would have occurred in the absence of the reverse stock split.

* Our proposed reverse stock split may decrease the liquidity of our common stock and result in higher transaction costs.*

If approved and implemented, the liquidity of our common stock may be negatively impacted by the reverse stock split, given the significantly reduced number of shares that would be issued and outstanding after the reverse stock split, particularly if the stock price does not increase commensurate with the ratio of the reverse stock split. In addition, if a reverse stock split is approved and implemented, it will increase the number of our stockholders who own “odd lots” of fewer than 100 shares of our common stock. Brokerage commission and other costs of transactions for the sale of odd lots are generally higher than the costs of transactions of more than 100 shares of common stock. Accordingly, a reverse stock split may not achieve the desired results of increasing marketability and liquidity of our common stock.

* The effective increase in the authorized number of shares of our common stock as a result of our proposed reverse stock split could have anti-takeover implications and result in further dilution to our existing stockholders.

In connection with our reverse stock split proposal, we are seeking approval to maintain the total number of authorized shares of our common stock. The combination of the reverse stock split of our issued and outstanding shares, and maintaining the number of our authorized shares, would effectively significantly increase our authorized shares relative to our issued and outstanding shares. This effective increase in the number of authorized shares will allow us to sell additional shares of our common stock (or securities convertible or exchangeable for our common stock), which would result in further dilution of our current stockholders. In addition, the effective increase in the number of authorized shares could, under certain circumstances, have anti-takeover implications. For example, the additional shares of common stock that would become available for issuance could be used by us to oppose a hostile takeover attempt or to delay or prevent changes in control or our management. Although our reverse stock split proposal was prompted by business and financial considerations and not by the threat of any hostile takeover attempt, stockholders should be aware that approval of these proposals could facilitate future efforts by us to deter or prevent changes in control, including transactions in which our stockholders might otherwise receive a premium for their shares over then-current market prices.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3.	Defaults Upon Senior Securities

None.

Item 4.	Mine Safety Disclosures

Not applicable.

Item 5.	Other Information

None.

Item 6.	Exhibits

		Incorporated by Reference				Provided Herewith
Exhibit Number	Exhibit Description	Form	File No.	Date of First Filing	Exhibit Number
3.1	Amended and Restated Certificate of Incorporation as currently in effect.	S-1/A	333-191601	1-Nov-13	3.4
3.2	Amended and Restated Bylaws as currently in effect.	S-1/A	333-191601	1-Nov-13	3.5
31.1	Certification of Kim D. Blickenstaff, Chief Executive Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					X
31.2	Certification of John Cajigas, Chief Financial Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					X
32.1*	Certification of Kim D. Blickenstaff, Chief Executive Officer, pursuant to U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					X
32.2*	Certification of John Cajigas, Chief Financial Officer, pursuant to U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					X
101.INS	XBRL Instance Document.					X
101.SCH	XBRL Taxonomy Extension Schema Document.					X
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.					X
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.					X
101.LAB	XBRL Taxonomy Extension Label Linkbase Document.					X
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.					X

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

Tandem Diabetes Care, Inc.

Dated: July 27, 2017	By:	/s/ Kim D. Blickenstaff
Kim D. Blickenstaff
President, Chief Executive Officer and Director (on behalf of the registrant and as the registrant’s Principal Executive Officer)

	By:	/s/ John Cajigas
John Cajigas
Executive Vice President, Chief Financial Officer and Treasurer (on behalf of the registrant and as the registrant’s Principal Financial and Accounting Officer)