Form 10-Q
period 2017-09-30
TANDEM DIABETES CARE INC
filed 2017-10-26
CIK 1438133

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended September 30, 2017

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No   ☒

As of October 23, 2017, there were 10,118,659 shares of the registrant’s Common Stock outstanding.

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements

TANDEM DIABETES CARE, INC.

CONDENSED BALANCE SHEETS

(In thousands, except par value)

	September 30,	December 31,
	2017	2016
	(Unaudited)	(Note 1)
Assets
Current assets:
Cash and cash equivalents	$12,079	$44,678
Restricted cash	-	2,000
Short-term investments	459	8,860
Accounts receivable, net	10,582	11,172
Inventory, net	29,985	21,195
Prepaid and other current assets	2,887	4,187
Total current assets	55,992	92,092
Restricted cash—long-term	10,000	-
Property and equipment, net	20,286	18,409
Patents, net	1,539	1,784
Other long-term assets	160	107
Total assets	$87,977	$112,392
Liabilities and stockholders’ deficit
Current liabilities:
Accounts payable	$7,605	$7,513
Accrued expense	2,536	1,629
Employee-related liabilities	11,413	10,183
Deferred revenue	2,295	5,208
Other current liabilities	5,562	6,943
Total current liabilities	29,411	31,476
Notes payable—long-term	75,596	78,960
Deferred rent—long-term	4,142	2,609
Other long-term liabilities	6,786	5,274
Total liabilities	115,935	118,319
Commitments and contingencies (Note 8)
Stockholders’ equity:
Common stock, $0.001 par value; 100,000 shares authorized as of September 30, 2017 and December 31, 2016, 5,487 and 3,110 shares issued and outstanding at September 30, 2017 and December 31, 2016, respectively.(1)	55	31
Additional paid-in capital	438,194	398,623
Accumulated other comprehensive loss	-	(1)
Accumulated deficit	(466,207)	(404,580)
Total stockholders’ deficit	(27,958)	(5,927)
Total liabilities and stockholders’ deficit	$87,977	$112,392

See accompanying notes to unaudited condensed financial statements.

(1)

The issued and outstanding shares of common stock have been restated for all periods presented to reflect the effects of the 1-for-10 reverse stock split, which was effective on October 9, 2017 as described in Note 7.

TANDEM DIABETES CARE, INC.

CONDENSED STATEMENTS OF OPERATIONS and comprehensive loss

(Unaudited)

(In thousands, except per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Sales	$27,003	$12,293	$67,306	$55,336
Cost of sales	15,131	13,870	40,680	41,809
Gross profit (loss)	11,872	(1,577)	26,626	13,527
Operating expenses:
Selling, general and administrative	20,125	20,683	65,077	63,768
Research and development	4,914	6,154	14,910	14,464
Total operating expenses	25,039	26,837	79,987	78,232
Operating loss	(13,167)	(28,414)	(53,361)	(64,705)
Other income (expense), net:
Interest and other income	60	34	179	258
Interest and other expense	(2,928)	(1,434)	(8,445)	(4,177)
Total other expense, net	(2,868)	(1,400)	(8,266)	(3,919)
Net loss	$(16,035)	$(29,814)	$(61,627)	$(68,624)
Other comprehensive loss:
Unrealized gain (loss) on short-term investments	$-	$(6)	$1	$(23)
Comprehensive loss	$(16,035)	$(29,820)	$(61,626)	$(68,647)
Net loss per share, basic and diluted(1)	$(3.09)	$(9.73)	$(13.79)	$(22.52)
Weighted average shares used to compute basic and diluted net loss per share(1)	5,190	3,063	4,468	3,047

See accompanying notes to unaudited condensed financial statements.

(1)

The issued and outstanding shares of common stock have been restated for all periods presented to reflect the effects of the 1-for-10 reverse stock split, which was effective on October 9, 2017 as described in Note 7.

TANDEM DIABETES CARE, INC.

CONDENSED STATEMENTS OF CASH FLOWS

(Unaudited)

(In thousands)

	Nine Months Ended September 30,
	2017	2016
Operating activities
Net loss	$(61,627)	$(68,624)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization expense	4,737	4,017
Interest expense related to amortization of debt discount and debt issuance costs	1,338	194
Provision for allowance for doubtful accounts	664	666
Provision for inventory reserve	316	1,805
Payment in kind interest accrual of notes payable	1,236	675
Amortization of discount on short-term investments	(16)	(59)
Stock-based compensation expense	10,502	8,733
Other	69	(37)
Changes in operating assets and liabilities:
Accounts receivable, net	(73)	5,191
Inventory, net	(9,038)	(7,110)
Prepaid and other current assets	1,133	(1,408)
Other long-term assets	(53)	(8)
Accounts payable	522	291
Accrued expense	907	(144)
Employee-related liabilities	797	(1,225)
Deferred revenue	(4,137)	8,528
Other current liabilities	(601)	1,348
Deferred rent	(425)	(566)
Other long-term liabilities	(746)	142
Net cash used in operating activities	(54,495)	(47,591)
Investing activities
Purchase of short-term investments	—	(25,890)
Proceeds from sales and maturities of short-term investments	8,500	37,950
Purchase of property and equipment	(4,299)	(6,187)
Net cash provided by investing activities	4,201	5,873
Financing activities
Issuance of notes payable, net of issuance costs	—	14,994
Restricted cash in connection with notes payable	(8,000)	—
Proceeds from public offering, net of offering costs	25,125	—
Proceeds from issuance of common stock	570	1,592
Net cash provided by financing activities	17,695	16,586
Net decrease in cash and cash equivalents	(32,599)	(25,132)
Cash and cash equivalents at beginning of period	44,678	43,088
Cash and cash equivalents at end of period	$12,079	$17,956
Supplemental disclosures of cash flow information
Interest paid	$5,871	$3,205
Supplemental schedule of noncash investing and financing activities
Lease incentive - lessor-paid tenant improvements	$3,037	$—
Debt discount included in other long-term liabilities	$4,116	$454
Common stock warrants issued in connection with term loan	$3,331	$—
Property and equipment included in accounts payable	$72	$802

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

The Company manufactures and sells insulin pump products in the United States that are designed to address large and differentiated needs of the insulin-dependent diabetes market. The Company’s pump products currently include:

•

the t:slim X2 Insulin Delivery System, or t:slim X2, the next-generation flagship product that is updatable and designed to display Dexcom G5 continuous glucose monitoring, or CGM, sensor information directly on the pump Home Screen; and

•	the t:flex Insulin Delivery System, or t:flex, for people with greater insulin needs.

The Company began commercial sales of its first product, t:slim, in August 2012. During 2015, the Company commenced commercial sales of two additional insulin pumps: t:flex in May 2015 and t:slim G4 in September 2015. In October 2016, the Company commenced commercial sales of t:slim X2 and discontinued new sales of t:slim. In August 2017, the Company commenced commercial sales of t:slim X2 with Dexcom G5 Mobile CGM integration, or t:slim X2 with G5, and discontinued new sales of t:slim G4. The Company will continue to provide ongoing service and support to existing t:slim and t:slim G4 customers.

In July 2016, the Company received clearance from the U.S. Food and Drug Administration (“FDA”) to begin offering the Tandem Device Updater, a Mac and PC-compatible tool for the remote update of Tandem insulin pump software.

In July 2016, the Company also announced and launched a Technology Upgrade Program that provided eligible t:slim and t:slim G4 customers a path to obtain t:slim X2, or, as of August 2017, t:slim X2 with G5. Participating customers had the right to exchange their original t:slim and t:slim G4 for a t:slim X2 or t:slim X2 with G5, under a variable pricing structure. The Technology Upgrade Program expired on September 30, 2017.

In September 2017, the Company commenced commercial sales of products using the t:lockTM Connector, or t:lock, which replaces the standard Luer-lok connector that historically joined an infusion set to the cartridge. t:lock incorporates a smaller inner cavity than the Luer-lok connector, which reduces the amount of insulin used in the process and reduces the time required to fill the infusion set tubing.

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

The financial statements included in this Quarterly Report on form 10-Q for the three and nine months ended September 30, 2017 (the “Quarterly Report”) have been prepared on a basis that assumes the Company will continue as a going concern, and do not include any adjustments that may result from the outcome of this uncertainty. This basis of accounting contemplates the recovery of the Company’s assets and the satisfaction of the Company’s liabilities and commitments in the normal course of business and does not include any adjustments to reflect the possible future effects of the recoverability and classification of recorded asset amounts or amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

The Company has incurred operating losses since its inception and, as reflected in the accompanying financial statements, the Company has an accumulated deficit of $466.2 million as of September 30, 2017, which reflects a net loss of $61.6 million for the nine months ended September 30, 2017. The Company had cash and cash equivalents and short-term investments of $22.5 million at September 30, 2017, including $10.0 million of restricted cash as required by the Company’s term loan agreement (as amended, the “Term Loan Agreement”) with Capital Royalty Partners II, L.P. and its affiliate funds (“Capital Royalty Partners”). The Company used $54.5 million in cash from operations in the nine months ended September 30, 2017. The Company concluded that, at the date the financial statements in this Quarterly Report   were issued, it did not have sufficient cash to fund its operations for the next twelve months without additional financing and, therefore, there was substantial doubt about its ability to continue as a going concern within one year after the date the financial statements were issued.

On October 9, 2017, the Company effected a 1-for-10 reverse stock split of its issued and outstanding shares of common stock. The par value per share and the authorized number of shares of common stock and preferred stock were not adjusted as a result of the reverse stock split. All common stock share and per-share amounts for all periods presented in these condensed financial statements have been adjusted to reflect the reverse stock split. The number of authorized shares of common stock remains at 100 million shares.

The Company completed a registered public offering on October 17, 2017, or the October Financing, which resulted in gross proceeds to the Company of $16.2 million, before deducting underwriting discounts and commissions and other offering expenses (see Note 9 “Subsequent Events”). As part of the October Financing, the Company issued 4,630,000 shares of common stock, Series A warrants to purchase 4,630,000 shares of common stock and Series B warrants to purchase 4,630,000 shares of common stock, at a public offering price of $3.50 per share and accompanying warrants. The Series A warrants have an exercise price of $3.50 per share, are immediately exercisable, and will expire on the  5-year anniversary of the date of issuance. The Series B warrants have an exercise price of $3.50 per share, are immediately exercisable, and will expire on the 6-month anniversary of the date of issuance. Each series of warrants, if exercised by all holders in full, may result in additional gross proceeds of $16.2 million to the Company. As a result of the completion of the financing, the Company has satisfied the equity financing covenant in the Term Loan Agreement (see Note 6, “Term Loan Agreement”), although it remains subject to additional covenants.

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

Interim financial results are not necessarily indicative of results anticipated for the full year or any other period(s). These unaudited condensed financial statements should be read in conjunction with the Company’s audited financial statements and accompanying footnotes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2016 (“Annual Report”), from which the balance sheet information herein was derived. These unaudited condensed financial statements exclude disclosures required by U.S. GAAP for complete financial statements.

2. Summary of Significant Accounting Policies

There have been no significant changes in our significant accounting policies during the nine months ended September 30, 2017, as compared with those disclosed in the Annual Report.

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

Restricted Cash

The Company recorded $10.0 million and $2.0 million of restricted cash as of September 30, 2017 and December 31, 2016, respectively, for the minimum cash balance requirement in connection with the Term Loan Agreement (see Note 6, “Term Loan Agreement”).

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

Certain trade-in rights offered by the Company pursuant to the Technology Upgrade Program to certain eligible customers, have been determined to be guarantees under applicable accounting guidance. The Company recorded a liability for the estimated fair value of the guarantees at their inception. The Program expired on September 30, 2017, at which time the remaining guarantee liabilities of $1.1 were recognized as sales. For further details regarding these guarantees, see the information included under the heading “Revenue Recognition” within this Note 2, as well as the information in Note 5, “Fair Value Measurements.”

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

Trade-In Rights

The Company launched a Technology Upgrade Program in 2016, which expired September 30, 2017. The trade-in rights associated with the Program were accounted for as guarantees or rights to return based on specific factors and circumstances, including the period of time the trade-in rights were exercisable, the likelihood that the trade-in rights would be exercised, and the amount of the specified-price trade-in value.

The Company determined that trade-in rights for t:slim G4 Pump customers were generally guarantees. The Company accounted for the guarantees under applicable accounting standards, which require a guarantor to recognize, at the inception of the guarantees, a liability for the estimated fair value of the obligation undertaken in issuing the guarantees. Subsequently, the initial liability recognized for the guarantees was reduced as the Company was released from the risk under the guarantees, which was when the trade-in right was exercised or the right expired. The guarantees were accounted for as an element of a multiple element arrangement. The estimated fair value of the guarantees was based on various economic and customer behavioral assumptions, including the probability that a trade-in right would be exercised, the specified trade-in amount, the expected fair value of the used t:slim G4 Pump at trade-in and the expected sales price of a t:slim X2 Pump. Upon expiration of the Program at September 30, 2017, the remaining guarantee liabilities of $1.1 were recognized as sales compared to $1.2 million recorded as guarantee liabilities in other current liabilities on the accompanying balance sheets, as of September 30, 2017 and December 31, 2016, respectively.

The Company determined that t:slim Pump trade-in rights were in-substance rights to return products. Such rights to return were accounted for pursuant to the right of return accounting guidance. As the Company did not have sufficient history to reasonably estimate returns associated with trade-in rights, all eligible t:slim Pump sales between July 2016 and October 2016, which is when the Company discontinued new shipments of t:slim, were recorded as deferred revenue until the trade-in right was exercised or the right expired. Despite expiration of the Program at September 30, 2017, the Company recorded $0.2 million for upgrades requested but not yet fulfilled compared to $3.2 million as a trade-in rights reserve in deferred revenue on the accompanying balance sheets, as of September 30, 2017 and December 31, 2016, respectively.

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

The Company offers a cloud-based data management application, t:connect, which is made available to customers upon purchase of any of its insulin pumps. In July 2016, the Company received clearance from the FDA to begin offering the Tandem Device Updater, a Mac and PC-compatible tool for the remote update of Tandem insulin pump software. Utilizing Tandem Device Updater, the Company may from time to time provide future unspecified software upgrades to the insulin pump’s essential software. The t:connect service and the embedded right included with qualifying insulin pumps to receive, on a when-and-if-available basis, future unspecified software upgrades relating to the product’s essential software are deemed undelivered elements at the time of the insulin pump sale. Because the Company has neither VSOE nor TPE for these deliverables, the allocation of revenue is based on the Company’s ESP. The Company establishes its ESP based on the estimated cost to provide such services, including consideration for a reasonable profit margin, which is then corroborated by comparable market data. The Company allocates fair value based on management’s ESP to these elements at the time of sale and recognizes the revenue over a four-year period, which is the hosting period for t:connect and the period that software upgrades are expected to be provided. At September 30, 2017 and December 31, 2016, $1.8 million and $1.6 million, respectively, were recorded as deferred revenue for these undelivered elements. All other undelivered elements at the time of sale are deemed inconsequential or perfunctory.

Product Returns

The Company offers a 30-day right of return to its customers from the date of shipment of any of its insulin pumps, provided a physician’s confirmation of the medical reason for the return is received. Estimated allowances for sales returns are based on historical returned quantities as compared to pump shipments in those same periods of return. The return rate is then applied to the sales of the current period to establish a reserve at the end of the period. The return rates used in the reserve are adjusted for known or expected changes in the marketplace when appropriate. The allowance for product returns is recorded as a reduction of revenue and accounts receivable in the period in which the related sale is recorded. The amount recorded on the Company’s balance sheets for product return allowance was $0.2 million and $0.2 million at September 30, 2017 and December 31, 2016, respectively. Actual product returns have not differed materially from estimated amounts reserved in the accompanying condensed financial statements.

Warranty Reserve

The Company generally provides a four-year warranty on its insulin pumps to end user customers and may replace any pumps that do not function in accordance with the product specifications. Insulin pumps returned to the Company may be refurbished and redeployed. Additionally, the Company offers a six-month warranty on disposable cartridges and infusion sets. Estimated warranty costs are recorded at the time of shipment. Warranty costs are estimated based on the current expected product replacement cost and expected replacement rates based on historical experience. The Company evaluates the reserve quarterly and makes adjustments when appropriate. Changes to the actual replacement rates or the expected product replacement cost could have a material impact on the Company’s warranty reserve.

At September 30, 2017 and December 31, 2016, the warranty reserve was $4.8 million and $5.7 million, respectively. The following table provides a reconciliation of the change in product warranty liabilities from December 31, 2016 through September 30, 2017 (in thousands):

Balance at December 31, 2016	$5,690
Provision for warranties issued during the period	4,110
Settlements made during the period	(5,240)
Increases in warranty estimates	190
Balance at September 30, 2017	$4,750

Current portion	$2,080
Non-current portion	2,670
Total	$4,750

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

Potentially dilutive securities not included in the calculation of diluted net loss per share (because inclusion would be anti-dilutive) are as follows (in thousands, in common stock equivalent shares):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2017	2016	2017	2016
Common stock warrants	-	99	-	99
Common stock options	8	293	3	262
ESPP	-	13	-	7
	8	405	3	368

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

In March 2016, FASB issued ASU 2016-09, Compensation - Stock Compensation (Topic 718) (“ASU 2016-09”), which is intended to simplify several areas of accounting for share-based payment arrangements. The amendments in this update cover such areas as the recognition of excess tax benefits and deficiencies, the classification of those excess benefits on the statement of cash flows, an accounting policy election for forfeitures, the amount an employer can withhold to cover income taxes and still qualify for equity classification and the classification of those taxes paid on the statement of cash flows. ASU 2016-09 is effective for fiscal years beginning after December 15, 2016, and interim periods within those annual periods. The Company adopted this standard in the first quarter of 2017. The Company had excess tax benefits for which a benefit could not previously be recognized of approximately $656,000 as of December 31, 2016. Upon adoption, the balance of the unrecognized excess tax benefits was reversed with the impact recorded to (accumulated deficit) retained earnings, including any change to the valuation allowance as a result of the adoption. Due to the full valuation allowance on the U.S. deferred tax assets as of December 31, 2016, there was no impact to the financial statements as a result of this adoption.

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

Subsequently, FASB issued the following standards related to Revenue from Contracts with Customers Standard: Principal versus Agent Considerations; Identifying Performance Obligations and Licensing; and Narrow-Scope Improvements and Practical Expedients (collectively, the “new revenue standards”). The new revenue standards may be applied retrospectively to each prior period presented (full retrospective method) or retrospectively with the cumulative effect recognized as of the date of adoption (the modified retrospective method). The Company currently expects to adopt the new revenue standards in the first quarter of 2018 utilizing the modified retrospective method. The Company currently believes that the adoption will not have a material impact on the recognition of revenues for the sale of its products through third-party distributors and insurance payors with whom it has contractual arrangements, which generally comprise approximately 99% of its sales. Additionally, the Company has given consideration to the accounting for warranty and commissions and does not anticipate a material change to its current method of expense recognition. As of September 30, 2017, the Company has not determined the full impact the adoption of the new revenue standard may have on its reported revenue or results of operations.

3. Short-Term Investments

The Company invests in investment securities, principally debt instruments of financial institutions and corporations with strong credit ratings. The following represents a summary of the estimated fair value of short-term investments at September 30, 2017 and December 31, 2016 (in thousands):

At September 30, 2017	Maturity (in years)	Amortized Cost	Unrealized Gain	Unrealized Loss	Estimated Fair Value
Trading securities:
Mutual funds held for nonqualified deferred compensation plan participants		$416	$43	$—	$459
Total		$416	$43	$—	$459

At December 31, 2016	Maturity (in years)	Amortized Cost	Unrealized Gain	Unrealized Loss	Estimated Fair Value
Available-for-sale investment securities:
Commercial paper	Less than 1	$8,483	$1	$(2)	$8,482
Trading securities:
Mutual funds held for nonqualified deferred compensation plan participants		$354	$26	$(2)	$378
Total		$8,837	$27	$(4)	$8,860

4. Inventory

Inventory consisted of the following at September 30, 2017 and December 31, 2016 (in thousands):

	September 30,	December 31,
	2017	2016
Raw materials	$10,138	$9,375
Work in process	5,497	4,395
Finished goods	14,350	7,425
Total	$29,985	$21,195

The increase in inventory at September 30, 2017 as compared to December 31, 2016 is primarily due to an increase in infusion set finished goods in connection with the commercial launch of the t:lock infusion set.

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

The following table presents information about the Company’s financial assets and liabilities measured at fair value on a recurring basis as of September 30, 2017 and December 31, 2016, and indicates the fair value hierarchy of the valuation techniques utilized by the Company to determine such fair value (in thousands):

		Fair Value Measurements at
		September 30, 2017
		(Level 1)	(Level 2)	(Level 3)
Assets
Cash equivalents (1)	$16,527	$16,527	$—	$—
Mutual funds held for nonqualified deferred compensation plan participants (2)	459	459	—	—
Total assets	$16,986	$16,986	$—	$—

Liabilities
Deferred compensation (2)	$459	$459	$—	$—
Total liabilities	$459	$459	$—	$—

		Fair Value Measurements at
		December 31, 2016
		(Level 1)	(Level 2)	(Level 3)
Assets
Cash equivalents (1)	$39,941	$39,941	$—	$—
Commercial paper	8,482	—	8,482	—
Mutual funds held for nonqualified deferred compensation plan participants (2)	378	378	—	—
Total assets	$48,801	$40,319	$8,482	$—
Liabilities
Deferred compensation (2)	$378	$378	$—	$—
Total liabilities	$378	$378	$—	$—

(1)

Generally, cash equivalents include money market funds and investments with a maturity of three months or less from the date of purchase. This asset is included as a component of cash and cash equivalents on the balance sheet, of which $10.0 million is classified as restricted cash – long-term at September 30, 2017.

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

The Company’s Level 2 financial instruments are valued using market prices on less active markets with observable valuation inputs such as interest rates and yield curves. The Company obtains the fair value of Level 2 financial instruments from quoted market prices, calculated prices or quotes from third-party pricing services. The Company validates these prices through independent valuation testing and review of portfolio valuations provided by the Company’s investment managers. There were no transfers between Level 1 and Level 2 assets during the nine months ended September 30, 2017.

The Company recorded $1.2 million as guarantee liabilities in other current liabilities on the accompanying condensed balance sheet at December 31, 2016. There were no guarantee liabilities at September 30, 2017. Guarantees were recorded as a reduction of revenue in the statement of operations and other comprehensive loss. Guarantees are not measured at fair value on a recurring basis, and therefore are not included in the tables above. Guarantees are classified within Level 3 of the fair value hierarchy. The estimated fair value of the guarantees is based on various economic and customer behavioral assumptions, including the probability that a trade-in right will be exercised, the specified trade-in amount, the expected fair value of the used t:slim G4 Pump at trade-in and the expected sales price of t:slim X2 (see Note 2, “Summary of Significant Accounting Policies – Revenue Recognition”). Changes in the probability that a trade-in right will be exercised have the most significant impact on the estimate of the fair value of the liabilities.

In connection with the Term Loan Agreement, on March 7, 2017, the Company issued ten-year warrants to purchase 193,788 shares of the Company’s common stock at an exercise price of $23.50 per share (the “Capital Royalty Warrant”). The Company used the Black-Scholes option-pricing model to calculate the value of the Capital Royalty Warrant of approximately $3.3 million. The Capital Royalty Warrant was recorded as debt discount and stockholders’ equity, as the warrants met the definition of an equity instrument. The Black-Scholes option-pricing model requires the use of subjective assumptions about a number of key variables, including stock price volatility, expected term, and risk-free interest rate.

6. Term Loan Agreement

The Company had $82.3 million and $81.1 million of aggregate borrowings outstanding under the Term Loan Agreement, at September 30, 2017 and December 31, 2016, respectively.

Under the Term Loan Agreement, interest is payable at the Company’s option, (i) in cash at a rate of 11.5% per annum, or (ii) at a rate of 9.5% of the 11.5% per annum in cash and 2.0% of the 11.5% per annum (the “PIK Loan”) to be added to the principal of the loan and subject to accruing interest. Interest-only payments are due quarterly on March 31, June 30, September 30 and December 31 of each year of the interest-only payment period, which ends on December 31, 2019. The principal balance is due in full at the end of the term of the loan, which is March 31, 2020 (the “Maturity Date”). The Company had elected to pay interest in cash at a rate of 11.5% per annum through September 30, 2015. Beginning October 1, 2015, the Company elected to pay interest in cash at a rate of 9.5% per annum and for a rate of 2.0% per annum to be added to the principal of the loan. As a result, $2.3 million was added to the principal of the loan since October 1, 2015, which the Company refers to as PIK Loans.

The term loan is collateralized by all assets of the Company. The principal financial covenants require that the Company attain minimum annual revenues of $80.0 million in 2017 and $95.0 million each year thereafter until the Maturity Date.

Pursuant to Amendment No. 3 to Term Loan Agreement (the “Third Amendment”), the Company agreed to pay, on the earlier of (i) the Maturity Date, (ii) the date that the loan under the Term Loan Agreement becomes due, and (iii) the date on which the Company makes a voluntary pre-payment of the loan, a financing fee equal to 3.0% of the sum of (x) the aggregate amount drawn under the Third Amendment, which is $50.0 million, and (y) any PIK Loans issued in relation to the Third Amendment (collectively, the “Back End Financing Fee”).

The audit report of the Company’s independent registered public accounting firm contained in the Annual Report included an explanatory paragraph that describes conditions that raise substantial doubt about the Company’s ability to continue as a going concern. This explanatory paragraph constituted a potential event of default under the Term Loan Agreement. On March 7, 2017, the Company entered into Waiver and Amendment No. 4 to the Term Loan Agreement (the “Fourth Amendment”), which included a limited waiver of the potential event of default that could have resulted from the explanatory paragraph. In consideration for the waiver, the Company agreed to: (i) issue the Capital Royalty Warrant, (ii) increase its restricted cash balance from $2.0 million to $10.0 million, (iii) provide Capital Royalty Partners the same information it makes available to its board of directors, subject to limited exceptions, and (iv) not incur additional third party indebtedness secured solely by accounts receivable, inventory and cash. In addition, the Fourth Amendment includes a covenant requiring the Company to complete financings in which its gross proceeds from the sale of equity securities is at least $30.0 million, no later than January 15, 2018. Furthermore, the Company agreed to increase the Back End Financing Fee to 5.0% of the entire aggregate principal amount of borrowings outstanding, including total PIK Loans issued. The Back End Financing Fee is payable at maturity of the Company’s loans and on the principal amount of any loans for which it makes an optional prepayment, and may be payable in connection with certain asset sales or a change of control.

As of September 30, 2017 and December 31, 2016, respectively, the Company had accrued $4.1 million and $1.5 million for the Back End Financing Fee in other long-term liabilities and as contra-debt in notes payable-long-term on the accompanying condensed balance sheets.

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

7. Stockholders’ Equity

Public Offering

In the first quarter of 2017, the Company completed a public offering of 1,850,000 shares of its common stock at a public offering price of $12.50 per share. The gross proceeds to the Company from the offering were $23.1 million, before deducting underwriting discounts and commissions and other offering expenses payable by the Company.

At The Market (ATM) Program

In July 2017, the Company entered into an Equity Distribution Agreement implementing an ATM program for aggregate gross proceeds up to $15.0 million. During the three months ended September 30, 2017, the Company sold 464,108 shares of common stock under the ATM program at prices ranging from $5.64 to $10.54. The gross proceeds to the Company from these sales were $4.3 million, before deducting underwriting discounts and commissions and other offering expenses payable by the Company.

Shares Reserved for Future Issuance

The following shares of the Company’s common stock were reserved for future issuance at September 30, 2017 (in thousands):

Shares underlying outstanding warrants	293
Shares underlying outstanding stock options	933
Shares authorized for future equity award grants	39
Shares authorized for issuance as ESPP awards	—
1,265

The Company issued 24,408 shares of its common stock upon the exercise of stock options during the nine months ended September 30, 2017, and issued 14,897 shares of its common stock upon the exercise of stock options during the year ended December 31, 2016.

The ESPP enables eligible employees to purchase shares of the Company’s common stock using their after tax payroll deductions, subject to certain conditions. The ESPP consists of a two-year offering period with four six-month purchase periods which begin in May and November of each year. There were 38,929 shares of the Company’s common stock purchased under the ESPP during the nine months ended September 30, 2017, and 69,502 shares of the Company’s common stock purchased under the ESPP during the year ended December 31, 2016.

The Company announced the suspension of the ESPP as of May 16, 2017 due to a lack of available shares. The suspension was accounted for as a cancellation of an award with no consideration. The previously unrecognized compensation cost as of the suspension date of $2.4 million was fully expensed during the second quarter of 2017.

Stock-Based Compensation

The assumptions used in the Black-Scholes option-pricing model are as follows:

	Stock Option
	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2017	2016	2017	2016
Weighted average grant date fair value (per share)	$3.00	$35.00	$5.10	$37.80
Risk-free interest rate	2.0%	1.3%	1.9%	1.4%
Expected dividend yield	0.0%	0.0%	0.0%	0.0%
Expected volatility	60.3%	56.1%	60.0%	55.5%
Expected term (in years)	6.1	6.1	6.1	6.1

	ESPP
	Nine Months Ended
	September 30,
	2017(1)	2016
Weighted average grant date fair value (per share)	N/A	$26.90
Risk-free interest rate	N/A	0.6%
Expected dividend yield	N/A	0.0%
Expected volatility	N/A	56.9%
Expected term (in years)	N/A	1.3

(1)	There were no grants made pursuant to the ESPP during the three and nine months ended September 30, 2017.

The following table summarizes the allocation of stock-based compensation expense (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2017	2016	2017	2016
Cost of sales	$264	$267	$1,022	$776
Selling, general & administrative	1,961	2,320	8,423	6,992
Research and development	167	318	1,057	965
Total	$2,392	$2,905	$10,502	$8,733

The total stock-based compensation expense capitalized as part of the cost of inventory was $0.3 million and $0.2 million at September 30, 2017 and December 31, 2016, respectively.

8. Commitments and Contingencies

From time to time, the Company may be subject to legal proceedings, regulatory encounters or other matters arising in the ordinary course of business, including actions with respect to intellectual property, employment, product liability, and contractual matters. In connection with these matters, the Company assesses, on a regular basis, the probability and range of possible loss based on the developments in these matters. A liability is recorded in the financial statements if it is determined that it is probable that a loss has been incurred, and that the amount or range of the loss can be reasonably estimated. Because of the uncertainties related to the occurrence, amount, and range of loss on any pending actions, the Company is currently unable to predict their ultimate outcome, and, with respect to any pending litigation or claim where no liability has been accrued, to make a meaningful estimate of the reasonably possible loss or range of loss that could result from an unfavorable outcome. At September 30, 2017 and December 31, 2016, there were no legal proceedings, regulatory encounters or other matters for which the negative outcome was considered probable or for which the amount or range of loss was estimable.

9. Subsequent Event

On October 9, 2017, the Company effected a 1-for-10 reverse stock split of its issued and outstanding shares of common stock. The par value per share and the authorized number of shares of common stock and preferred stock were not adjusted as a result of the reverse stock split. All common stock share and per-share amounts for all periods presented in these condensed financial statements have been adjusted to reflect the reverse stock split. The number of authorized shares of common stock remains at 100 million shares.

On October 17, 2017, the Company completed a registered public offering of 4,630,000 shares of its common stock, Series A warrants to purchase up to 4,630,000 shares of its common stock and Series B warrants to purchase up to 4,630,000 shares of its common stock, at a public offering price of $3.50 per share and accompanying warrants. The gross proceeds to the Company from the offering were approximately $16.2 million, before deducting underwriting discounts and commissions and other offering expenses payable by the Company. The Series A warrants have an exercise price of $3.50 per share, are immediately exercisable, and will expire on the 5-year anniversary of the date of issuance. The Series B warrants have an exercise price of $3.50 per share, are immediately exercisable, and will expire on the 6-month anniversary of the date of issuance. As a result of the completion of the financing, the Company has satisfied the equity financing covenant in the Term Loan Agreement, although it remains subject to additional covenants.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

You should read the following discussion and analysis together with our financial statements and related notes in Part I, Item 1 of this Quarterly Report on Form 10-Q for the period ended September 30, 2017, or this Quarterly Report.

This Quarterly Report contains forward-looking statements within the meaning of the federal securities laws. These forward-looking statements are intended to qualify for the safe harbor from liability established by the Private Securities Litigation Reform Act of 1995. All statements included or incorporated by reference in this Quarterly Report, other than statements of historical fact, are forward-looking statements. You can identify forward-looking statements by the use of words such as “may,” “will,” “could,” “anticipate,” “expect,” “intend,” “believe,” “continue” or the negative of such terms, or other comparable terminology. Forward-looking statements also include the assumptions underlying or relating to such statements. In particular, forward-looking statements contained in this Quarterly Report may relate to, among other things, our future financial condition (including our ability to continue as a going concern), results of operations, liquidity, business forecasts and plans, research and product development plans, manufacturing plans, strategic plans and objectives, capital needs and financing plans, product launches, regulatory approvals, competitive environment, and the application of accounting guidance. We caution you that the foregoing list may not include all of the forward-looking statements made in this Quarterly Report.

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

Overview

We are a medical device company with an innovative approach to the design, development and commercialization of products for people with insulin-dependent diabetes. We believe that our competitive advantage is rooted in our unique consumer-focused approach and proprietary technology platform. This allows us to deliver innovative hardware and software solutions to meet the various needs and preferences of people with diabetes and their healthcare providers. We manufacture and sell insulin pump products in the United States that are designed to address large and differentiated segments of the insulin-dependent diabetes market. Our insulin pump products include:

•

the t:slim X2 Insulin Delivery System, or t:slim X2, our next-generation flagship product that is updatable and designed to display Dexcom G5 continuous glucose monitoring, or CGM, sensor information directly on the pump Home Screen; and

•	the t:flex Insulin Delivery System, or t:flex, for people with greater insulin needs.

We have shipped more than 60,000 insulin pumps since our initial launch in August 2012, of which nearly 56,000 pumps have been shipped within the four years ended September 30, 2017. For the past three consecutive years, our company has been ranked #1 by insulin pump users in the United States for customer support in an independent survey by dQ&A, a leading diabetes research firm.

We have successfully launched five insulin pump products, beginning with the commercialization of our first pump, the t:slim Insulin Delivery System, or t:slim, in August 2012. During 2015, we commenced commercial sales of two additional insulin pumps: t:flex and the t:slim G4 Insulin Delivery System, or t:slim G4, the first continuous glucose monitoring, or CGM, enabled pump with touchscreen simplicity. In October 2016, we commenced commercial sales of t:slim X2 and discontinued new sales of t:slim. In August 2017, we commenced commercial sales of t:slim X2 with Dexcom G5 Mobile CGM integration and discontinued new sales of t:slim G4.

Our insulin pumps are compatible with the Tandem Device Updater, a revolutionary new tool that allows pump users to update their pumps’ software quickly and easily from a personal computer. Remote updatability for insulin pump software is a unique feature not available in competitive pump offerings, meaning the Tandem Device Updater provides our customers access to new and enhanced features faster than the industry has been able to in the past. Its first cleared use by the U.S. Food and Drug Administration, or FDA, was to update t:slim Pumps purchased before April 2015 to the latest software. In August 2017, we received FDA approval to permit t:slim X2 customers to update their pumps’ software to allow integration with the Dexcom G5 Mobile CGM system. We are currently offering this update free of charge to our 12,000 customers that purchased a t:slim X2 prior to us receiving FDA approval for G5 integration. As of September 30, 2017, approximately one third of these customers have elected to update their pump. Of the t:slim X2 Pump users who have updated their pump’s software, more than 85% indicated they were satisfied or extremely satisfied with the update process. In the future, the Tandem Device Updater has the potential to enable users to add other new features and functionality to their pumps, such as automated insulin delivery, or AID, algorithms, independent of the typical four-year insurance pump replacement cycle.

In September 2017, we commenced commercial sales of products using the t:lockTM Connector, or t:lock, which replaces the standard Luer-lok connector that historically joined an infusion set to our cartridge. t:lock incorporates a smaller inner cavity than the Luer-lok connector, which reduces the amount of insulin used in the process and reduces the time required to fill the infusion set tubing.

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

We developed our products to provide the specific features that people with insulin-dependent diabetes seek in a next-generation insulin pump. Our proprietary pumping technology allows us to design the slimmest and smallest durable insulin pumps on the market, without sacrificing insulin capacity. Our insulin pump platform features our patented Micro-Delivery technology, and a miniaturized pumping mechanism that draws insulin from a flexible bag within the pump’s cartridge, rather than relying on a syringe and plunger mechanism. It also features an easy-to-navigate software architecture, a vivid color touchscreen and, with the t:slim X2, it also features an advanced Bluetooth radio capable of communicating with multiple compatible devices, such as a CGM sensor, blood glucose meter or mobile device applications. Our insulin pump platform has a micro-USB connection that supports a rechargeable battery and software updates through the Tandem Device Updater, as well as uploads to t:connect Diabetes Management Application, or t:connect. t:connect is our custom cloud-based data management application that provides customers and healthcare providers a fast, easy and visual way to display therapy management data from the pump and supported blood glucose meters. In April 2017, we launched the t:connect® HCP Portal, which is designed to streamline healthcare providers’ use of the original t:connect Application and improve office efficiency.

We have rapidly increased sales since our commercial launch by expanding our sales, clinical and marketing infrastructure, by developing, commercializing and marketing multiple differentiated products that utilize our technology platform and consumer-focused approach, and by providing strong customer support. In our research, approximately 86% of healthcare providers surveyed believe that providing great customer support is the most important company attribute. We believe that by demonstrating our product benefits and the shortcomings of existing insulin therapies, more people will choose our insulin pumps for their therapy needs, allowing us to further penetrate and expand the market. We also believe we are well positioned to address consumers’ needs and preferences with our current products and products under development and by offering customers a pathway to our future innovations through the Tandem Device Updater as they are approved by the FDA.

In July 2017, we announced plans to begin commercialization of t:slim X2 outside the United States in select geographies during 2018. Unlike our approach domestically, we currently plan to partner with distributors who will carry out the selling efforts, as well as the service and support of customers in geographies outside the United States.

Products under Development

Our products under development support our strategy of focusing on both consumer and clinical needs. We intend to leverage our consumer-focused approach and proprietary technology platform to continue to develop products that have the features and functionality that will allow us to target people in different segments of the insulin-dependent diabetes market. Our current pump products under development include:

•

t:slim X2 with PLGS – Our first generation AID system is expected to include a predictive low glucose suspend, or PLGS, algorithm that utilizes Dexcom G5 sensor values. During 2016, we completed a feasibility study of our PLGS algorithm. The data from this feasibility study was used in an IDE submission for a pivotal study, which was approved by the FDA in May 2017. We commenced a pivotal study for our t:slim X2 with PLGS in the third quarter of 2017 and anticipate that it will conclude by the end of 2017. Once reports from the clinical trial sites are finalized, we intend to use the results in a PMA submission with the FDA. Based on this timing, and subject to future FDA approval, our goal is to launch the product in the summer of 2018.

•

t:slim X2 with TypeZero – Our second generation AID system is expected to integrate the t:slim X2 pump with the treat-to-range technology that we licensed from TypeZero Technologies LLC, as well as Dexcom’s G6 sensor. With TypeZero’s technology, our product is intended to both increase and decrease basal insulin based on a person’s predicted blood glucose levels, as well as deliver automated correction boluses. In November 2016, we announced that we are working with Dexcom and TypeZero on the integration of our technologies into the National Institute of Health funded International Diabetes Closed Loop Trial, or IDCL Trial. We anticipate that a portion of the trial will utilize a t:slim X2 integrated with TypeZero’s inControl AID algorithms that is designed to automatically adjust a person’s insulin based on information from a Dexcom G6 sensor. We intend to use the results from this portion of the trial in a PMA submission with the FDA. Subject to both the timely completion of a successful IDCL Trial and future FDA approval, our goal is to launch this product in the first half of 2019.

•

t:sport Insulin Delivery System – This product is expected to be half the size of t:slim and is being designed for people who seek even greater discretion and flexibility with the use of their insulin pump. The timing of the commercialization of this product will be based on our prioritization of resources and ongoing dialogue with the FDA.

•

Mobile application - We are currently developing a mobile application that is being designed to utilize the capability of the Bluetooth radio to wirelessly upload pump data to t:connect, receive notification of pump alerts and alarms, integrate other health-related information from third party sources, and support future pump-control capabilities for our products under development. We intend to launch the first generation of our mobile application in 2018, with a subset of these features.

Pump Shipments

Since inception, we have derived nearly all of our sales from the shipment of insulin pumps and associated supplies in the United States. We consider the number of units shipped per quarter to be an important metric for managing our business. We have shipped more than 60,000 insulin pumps since our initial launch in August 2012, of which nearly 56,000 pumps have been shipped within the four years ended September 30, 2017. Pump shipments are broken down by product and by fiscal quarter as follows:

	Pump Units Shipped for Each of the Three Months Ended in Respective Years(1) (2)
	Total
	March 31	June 30	September 30	December 31		Total
2012	—	9	204	844		1,057
2013	852	1,363	1,851	2,406		6,472
2014	1,723	2,235	2,935	3,929		10,822
2015	2,487	3,331	3,431	6,234		15,483
2016	4,042	4,582	3,896	4,418		16,938
2017	2,816	3,427	3,868	N/A		10,111

	t:slim
	March 31	June 30	September 30	December 31		Total
2012	N/A	9	204	844		1,057
2013	852	1,363	1,851	2,406		6,472
2014	1,723	2,235	2,935	3,929		10,822
2015	2,487	2,957	2,390	1,658		9,492
2016	1,255	1,498	1,965	76	(4)	4,794

	t:slim X2(3)
	March 31	June 30	September 30	December 31		Total
2016	N/A	N/A	N/A	3,699		3,699
2017	2,576	3,209	3,709	N/A		9,494

	t:flex
	March 31	June 30	September 30	December 31		Total
2015	N/A	374	555	569		1,498
2016	371	493	389	354		1,607
2017	195	199	152	N/A		546

	t:slim G4
	March 31	June 30	September 30	December 31		Total
2015	N/A	N/A	486	4,007		4,493
2016	2,416	2,591	1,542	289	(4)	6,838
2017	45	19	7	N/A		71

(1)	This table does not reflect returns or exchanges of pump products that occur in the ordinary course of business.
(2)	This table does not reflect the impact of approximately 3,000 trade-ins fulfilled under the Technology Upgrade Program (discussed below) related to our commercial launch of t:slim X2.
(3)	t:slim X2 includes shipments of t:slim X2 with G5, which was approved by the FDA and began shipping in August 2017.
(4)	The decrease in t:slim and t:slim G4 shipments coincided with our commercial launch of t:slim X2.

Technology Upgrade Program

In the third quarter of 2016, we launched a Technology Upgrade Program that provided eligible t:slim and t:slim G4 customers a path towards ownership of t:slim X2 or, as of August 2017, t:slim X2 with G5, by offering customers the right to exchange their t:slim or t:slim G4 for t:slim X2 or t:slim X2 with G5, under a variable pricing structure. The Program expired on September 30, 2017.

Due to the high degree of accounting complexity, the Technology Upgrade Program created unpredictable financial results under United States generally accepted accounting principles, or GAAP, for the duration of the Program. The accounting treatment for the Program required the deferral of up to 100% of sales and cost of sales for shipments of eligible pumps beginning in the third quarter of 2016. The amount of sales and cost of sales deferred varied based on a number of factors, including the model of pump involved and the timing of the initial sales relative to the availability of certain future products. In general, the deferrals required by the Program had the effect of initially decreasing our GAAP sales, primarily in 2016, even when the number of our pump shipments increased.

We recognized the deferred amount of sales and cost of sales at the earlier of when the obligations under the Technology Upgrade Program were satisfied or upon the expiration of the Program. If a customer elected to participate in the Program, we recognized any upgrade fees that we received and the associated costs at the time of fulfilling the given obligation. We recognized the majority of the remaining deferred sales and cost of sales in the quarter ended September 30, 2017, when the Program expired. At September 30, 2017, we had $0.2 million of current liabilities for deferred sales associated with the Program, as well as $0.2 million of deferred cost of sales, associated with upgrade requests received that will be fulfilled in the fourth quarter of 2017.

Historical Financial Results

For the nine months ended September 30, 2017 and 2016, our sales were $67.3 million and $55.3 million, respectively. For the nine months ended September 30, 2017, this included incremental net sales of $4.8 million with a corresponding increase of $3.2 million in gross profit as a result of the Technology Upgrade Program. For the nine months ended September 30, 2016, this included a deferral of sales of $8.4 million with a corresponding deferral of $1.4 million in cost of sales as a result of the Program. For the nine months ended September 30, 2017 and 2016, our net loss was $61.6 million and $68.6 million, respectively. Our accumulated deficit as of September 30, 2017 was $466.2 million.

Trends Impacting Financial Results

Overall, we have experienced considerable sales growth since the commercial launch of t:slim in the third quarter of 2012, while incurring operating losses since our inception. Our operating results fluctuate on a quarterly or annual basis, particularly in the periods surrounding anticipated and actual regulatory approvals, and initial stages of commercialization of our new products and those of our competitors. These fluctuations were more pronounced for the duration of the Technology Upgrade Program.

In particular, we believe that the timing of the commercial launch of t:slim X2, as well as the launch and regulatory approval of competitive products, impacted our quarterly pump shipments since the second half of 2016. In the period leading up to the commercial launch of t:slim X2 in October 2016, we believe there was an increasing number of potential customers who delayed their purchasing decision until they could include t:slim X2 and competitive products in their decision-making process. In addition, pump shipments were impacted by a decision by UnitedHealthcare that restricted a majority of their members from accessing our pumps.

In the third quarter of 2017, we believe our sales results were impacted by a number of additional factors, including:

•

Hurricanes Harvey and Irma adversely impacted the normal business activities of our sales force, distributors, healthcare providers and potential customers in Texas, Florida and other impacted regions. For instance, the daily inflow to the insurance verification and approval portion of our sales pipeline decreased in early September compared to August, which coincided with the hurricanes. We also experienced a measurable decrease in our sequential monthly pump shipments for the Gulf Coast region for the month of September as compared to the month of August, whereas for all other sales regions we saw either relatively stable volumes or increases in monthly pump shipments for the same two months. In addition, we have two independent distributors located within the affected areas that experienced operational disruptions during the periods around the time of the hurricanes.

•

We received FDA approval to market the t:slim X2 with G5 on August 25, 2017. Although we immediately began commercial efforts to market this product, we do not believe that third quarter pump sales benefitted significantly because of the timing of the approval within the quarter, and the number of days typically required to complete the insurance verification and approval phase of the sales process. However, we did see a meaningful increase in the daily inflow to our insurance verification and approval phase during the last two weeks of the third quarter.

•

Prior to announcing our plans to launch the t:lock Connector, only a small percentage of our customers and distributors purchased infusion sets from us as compared to purchases of our cartridges. Following our announcement, we have seen, and expect to continue to see, a substantial increase in the number of infusion sets sold both in absolute terms and relative to the number of cartridges sold. In particular, the ratio of our sales volume of infusion sets relative to sales volume of cartridges during the third quarter was approximately 66%, as compared to 61% during the second quarter of 2017, 51% during the first quarter of 2017 and 31% for all of 2016.

•

We continue to be subject to negative perceptions regarding our financial stability relative to that of our competitors, including concerns among healthcare providers and potential customers regarding our ability to sustain our business operations on a long-term basis. In some cases, these perceptions and concerns have caused potential customers to delay the purchase of our products or purchase competitors' products and have negatively impacted the willingness of healthcare providers to recommend our products over those of our competitors.

In addition to the factors discussed above, we expect our financial results will fluctuate in the future due to a variety of factors, including:

•	market acceptance of our products and competitive products;

•	the timing of the sale of our products;

•

seasonality associated with summer vacations, annual deductibles and coinsurance requirements associated with most medical insurance plans utilized by our individual customers and the individual customers of our distributors;

•	the buying patterns of our distributors and other customers;

•	the timing of the commercialization of new products by us or our competitors;

•	changes in the competitive landscape as other companies enter or exit the diabetes medical device market;

•	reimbursement decisions by third-party payors;

•	the magnitude and timing of any changes to our facilities, manufacturing operations and other infrastructure; and

•	anticipated and actual regulatory approvals of new products.

We expect the combined effect of the timing of our launch of t:slim X2 with G5 and our expectation that customers will largely return to their historical decision-making patterns will once again result in our sales being heavily weighted towards the second half of the year. We expect seasonality will have a similar impact on our sales in 2017 as in years prior to launch of the Technology Upgrade Program, excluding approximately $4.8 million of deferred sales and upgrade fees received associated with our Technology Upgrade Program that we recognized in the third quarter of 2017.

Recent Developments

Commercial Launch of t:slim X2 with G5 Integration

In late August 2017, the FDA approved, and we commercially launched our t:slim X2 Insulin Pump with Dexcom G5 Mobile CGM integration. The t:slim X2 with G5 is our first sensor-augmented insulin pump approved to allow users to make treatment decisions without pricking their finger. The pump conveniently displays a user’s insulin delivery activity and Dexcom G5 Mobile CGM data together on one single device. The t:slim X2 with G5 has been approved for users ages six and older.

Commercial Launch of t:lock Connector

In September 2017, we commenced commercial sales of our insulin pump cartridges and infusion sets with our t:lock Connector. t:lock was designed to look and feel like the previous Luer-lok connector. However, t:lock incorporates a smaller inner cavity, which reduces the amount of insulin used in the process and reduces the time required to fill the infusion set tubing, improving efficiency and customer experience.

Animas Will Discontinue the Manufacture and Sale of Insulin Pumps

On October 5, 2017, Johnson & Johnson announced that it intends to discontinue the operations of Animas Corporation and to exit the insulin pump business entirely, and that, in connection with these activities, it designated Medtronic as a preferred partner to facilitate the transition of Animas insulin pump customers. As part of this transition, Medtronic is offering a portion of Animas customers the option of acquiring a prior-generation Medtronic insulin pump at no charge. We now offer the only alternative durable insulin pump to Medtronic in the United States. While this announcement represents a significant change within our industry, and we have experienced a recent increase in inquiries from current Animas customers following the announcement, it is too early to know how it will ultimately influence our business or the competitive landscape in which we operate, although we expect the impact may be dependent on one or more of the following factors:

•

The offer to Animas customers for a free Medtronic pump is currently limited to customers with a warranty expiration date later than September 30, 2019, and the offer is not available until May 2018. It remains uncertain how many Animas customers will avail themselves of this offer.

•

While Medtronic will have direct access to all Animas customers during the transition period, as those customers' pumps come up for renewal and they make new pump purchasing decisions, they may consider alternative pump options. According to recent surveys from dQ&A, when making renewal decisions, Animas customers have historically chosen their pump or a Tandem pump rather than a Medtronic offering. Recent surveys from dQ&A have also shown that only 5% of patients acquiring a Medtronic pump during the past six quarters were previous Animas customers, and 80% of new purchasers of Medtronic pumps were customers who upgraded from a current Medtronic pump rather than switching from an alternative brand. For these reasons, and based on our own customer data that shows a high number of customers switching to our products from an Animas pump, we believe our pumps are an attractive alternative to both Animas and Medtronic pumps.

•

We believe one of the product features that have made Animas pumps attractive to their customers is the integration of the Animas Vibe with Dexcom’s CGM technology. We now provide the only commercially available pump that is integrated with Dexcom’s technology.

Reverse Stock Split

At a special meeting of our stockholders, held on September 7, 2017, our stockholders approved an amendment to our amended and restated certificate of incorporation to effect a reverse stock split of our issued and outstanding shares of common stock at a ratio of not less than 1-for-8 and not greater than 1-for-12, with the exact ratio to be set within that range by our board of directors, without further approval or authorization of our stockholders. On October 4, 2017, our board of directors approved the reverse stock split at a ratio of 1-for-10, and on October 9, 2017, we filed an amendment to our amended and restated certificate of incorporation with the Delaware Secretary of State to effect the reverse stock split.

Unless otherwise noted, all share and per share amounts set forth in this Quarterly Report have been adjusted to reflect the impact of the reverse stock split.

Registered Public Offering

On October 17, 2017, we completed a registered public offering of 4,630,000 shares of our common stock, Series A warrants to purchase up to 4,630,000 shares of our common stock and Series B warrants to purchase up to 4,630,000 shares of our common stock at a public offering price of $3.50 per share and accompanying warrants, which we refer to as the October Financing. The gross proceeds to the Company from the October Financing were approximately $16.2 million, before deducting underwriting discounts and commissions and other offering expenses payable by the Company. The Series A warrants have an exercise price of $3.50 per share, are immediately exercisable, and will expire on the 5-year anniversary of the date of issuance. The Series B warrants have an exercise price of $3.50 per share, are immediately exercisable, and will expire on the 6-month anniversary of the date of issuance. Each series of warrants, if exercised by all holders in full, may result in additional gross proceeds to us of $16.2 million.

Additional Financing

From inception through September 30, 2017, we have primarily financed our operations through sales of equity securities, and, to a lesser extent, debt financings. The continued growth of our business, including the expansion of our customer care infrastructure to support our growing base of customers, additional research and development activities, and the transition to our new manufacturing facility, will continue to increase our expenses and capital needs.

On the date that our financial statements in this Quarterly Report were issued, our management believed that we did not have sufficient cash to fund our operations for the next twelve months without additional financing, and therefore, we concluded there was substantial doubt about our ability to continue as a going concern within one year after the date the financial statements were issued. We expect we will be required to raise additional capital in order to continue as a going concern, meet our minimum liquidity requirements, and execute on our business strategy. We may seek additional capital from public or private offerings of our capital stock (including pursuant to our ATM offering), or we may elect to borrow additional amounts under new debt financing arrangements or from other sources. We expect our ability to raise additional financing may be negatively impacted by a number of factors, including our recent and projected financial results, recent changes in and volatility of our stock price, perceptions about the dilutive impact of our recent financing transactions, concerns regarding our ability to maintain the continued listing of our common stock on the NASDAQ Global Market, or NASDAQ, our current level of indebtedness and debt service costs, our conclusion that there is substantial doubt about our ability to continue as a going concern and the competitive environment in our industry.

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

Under the Term Loan Agreement, we are required to complete one or more financings in which our aggregate gross proceeds from the sale of equity securities was at least $30.0 million, no later than January 15, 2018. As a result of the public offering of our common stock in March 2017, the sale of our common stock pursuant to our ATM offering, and the public offering of our common stock and warrants in the October Financing, we have satisfied our obligations pursuant to this equity financing covenant, although we remain subject to additional covenants.

For additional information about the Term Loan Agreement, see the section entitled “Indebtedness” below.

Leverage from Technology Platform

We believe we can ultimately achieve profitability because our proprietary technology platform will allow us to maximize efficiencies in the development, production, sale and marketing of multiple differentiated products. By offering products that are all based on our proprietary technology platform, in combination with the flexibility provided by the Tandem Device Updater, we believe we can develop and bring to market products and functionality more rapidly, while significantly reducing our per-unit design and development costs. Due to shared product design features, our production system is adaptable to new products and we intend to leverage our shared manufacturing infrastructure to drive operational efficiencies. Further, we expect to continue to increase production volume and to reduce the per-unit production overhead cost for our pump products and their associated disposable cartridges over time. We anticipate that the transition to our recently launched t:lock Connector will continue to increase in our sales of infusion sets. By expanding our product offerings to address people in different segments of the large and growing insulin-dependent diabetes market, we believe we can increase the productivity of our sales, clinical and marketing organization, as well as our customer support infrastructure, thereby improving our operating margin over the long term.

Components of Results of Operations

Sales

We offer products for people with insulin-dependent diabetes. We commenced commercial sales of t:slim in the United States in the third quarter of 2012. We launched our second insulin pump product, t:flex, in the second quarter of 2015, and launched our third insulin pump product, t:slim G4, in the third quarter of 2015. In October 2016, we began shipping t:slim X2, our next generation flagship product, at which time we discontinued sales of t:slim. In August 2017, we commenced commercial sales of t:slim X2 with G5 and discontinued new sales of t:slim G4. Our products currently include these insulin pumps, as well as disposable cartridges and infusion sets. We also offer accessories including protective cases, belt clips, and power adapters. Sales of accessories since commercial launch have not been significant.

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

In addition, our quarterly sales have fluctuated, and may continue to fluctuate, substantially in the periods surrounding anticipated and actual regulatory approvals and commercial launches of new products by us or our competitors. For instance, customers may defer a purchasing decision if they believe that a new product may be launched in the future. Additionally, upon the announcement of the FDA approval or commercial launch of a new product, whether our own or of our competitors, potential new customers may reconsider their purchasing decision or take additional time to consider the anticipated or new approval or product launch in their purchasing decision. For example, we believe that our pump shipments were negatively impacted during the second half of 2016 and first half of 2017, as we announced the launches of t:slim X2 and the Technology Upgrade Program in the third quarter of 2016, and one of our competitors announced the future availability of two new products with financial incentives for adoption. However, we are not able to quantify the extent of the impact of these or similar events, including the launch of t:slim X2 with G5 and the transition to our t:lock Connector, on future purchasing decisions.

Cost of Sales

We manufacture our pumps and disposable cartridges at our manufacturing facilities in San Diego, California. Infusion sets and pump accessories are manufactured by third-party suppliers. Cost of sales includes raw materials, labor costs, manufacturing overhead expenses, product training costs, reserves for expected warranty costs, scrap and inventory excess and obsolescence. Manufacturing overhead expenses include expenses relating to quality assurance, manufacturing engineering, material procurement, inventory control, facilities, equipment, information technology and operations supervision and management. Historically, cost of sales has also included royalty costs associated with sales of t:slim G4. In August 2017, we commenced commercial sales of t:slim X2 with G5, which has no royalty obligation, and discontinued new sales of t:slim G4. We anticipate that our cost of sales will continue to increase as our products continue to gain broader market acceptance and our product sales increase.

We expect our overall gross margin percentage, which for any given period is calculated as sales less cost of sales divided by sales, to improve over the long term, as our sales increase and we have more opportunities to spread our overhead costs over larger production volumes. We expect that we will be able to leverage our manufacturing cost structure across our products that utilize the same proprietary technology platform and manufacturing infrastructure, and will be able to further reduce costs with increased automation, process improvements and raw materials cost reductions. We also expect our warranty costs to decrease as we release product features and functionality utilizing the Tandem Device Updater. However, we also expect our overall gross margin to fluctuate in future quarterly periods as a result of numerous factors besides those associated with production volumes. Specifically, in 2017, we are increasing our manufacturing capacity by relocating our manufacturing operations and related functions to a new facility over a period of several quarters, which may add duplicative and incremental cost in the short-term and pressure our overall gross margin for the duration of the transition. In general, we expect the gross margin on insulin pumps to be higher than the gross margin on pump-related supplies, which would be consistent with our historical experience. Other factors impacting our overall gross margin include the changing mix of products sold with different gross margins, the changing percentage of products sold to distributors versus directly to individual customers, varying levels of reimbursement among third-party payors, the timing and success of new regulatory approvals and product launches, warranty and training costs, and changes in our manufacturing processes, capacity, costs or output.

Selling, General and Administrative

Our selling, general and administrative, or SG&A, expenses primarily consist of salary, cash-based incentive compensation, fringe benefits and non-cash stock-based compensation for our executive, financial, marketing, sales, clinical, customer care, technical services, insurance verification, regulatory affairs and administrative functions. In particular, our sales and clinical organization consisted of approximately 70 territories as of September 30, 2017. Territories are maintained by sales representatives and field clinical specialists, and supported by managed care liaisons, additional sales management and other customer support personnel. Other significant SG&A expenses include those incurred for product demonstration samples, commercialization activities associated with new product launches, travel, trade shows, outside legal fees, independent auditor fees, outside consultant fees, insurance premiums, facilities costs and information technology costs. Although we do not contemplate an increase in the number of sales territories in the near term, we expect our SG&A expenses, including the cost of our customer care infrastructure, to increase as our customer base grows. Our SG&A expenses may also increase due to costs associated with additional compliance and regulatory reporting requirements.

Research and Development

Our research and development, or R&D, activities primarily consist of engineering and research programs associated with our products under development, as well as activities associated with our core technologies and processes. R&D expenses are primarily related to employee compensation, including salary, fringe benefits, non-cash stock-based compensation and temporary employee expenses. We also incur R&D expenses for supplies, development prototypes, outside design and testing services, depreciation, allocated facilities and information services, clinical trial costs, payments under our licensing, development and commercialization agreements and other indirect costs. We expect our R&D expenses, including clinical trial costs, to increase as we advance our products under development and develop new products and technologies.

Other Income and Expense

Our other income and expense primarily consists of interest expense and amortization of debt discount and issuance costs associated with the Term Loan Agreement. At September 30, 2017, there was $82.3 million of outstanding principal under the Term Loan Agreement, which accrues interest at a rate of 11.5% per annum. We expect interest expense to increase in 2017 as a result of a higher outstanding balance under the Term Loan Agreement as compared to 2016 (see the section below entitled “Indebtedness”).

Results of Operations

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(in thousands, except percentages)	2017	2016	2017	2016
Sales	$27,003	$12,293	$67,306	$55,336
Cost of sales	15,131	13,870	40,680	41,809
Gross profit (loss)	11,872	(1,577)	26,626	13,527
Gross margin	44%	(13)%	40%	24%
Operating expenses:
Selling, general and administrative	20,125	20,683	65,077	63,768
Research and development	4,914	6,154	14,910	14,464
Total operating expenses	25,039	26,837	79,987	78,232
Operating loss	(13,167)	(28,414)	(53,361)	(64,705)
Other income (expense), net:
Interest and other income	60	34	179	258
Interest and other expense	(2,928)	(1,434)	(8,446)	(4,177)
Total other expense, net	(2,868)	(1,400)	(8,267)	(3,919)
Net loss	$(16,035)	$(29,814)	$(61,628)	$(68,624)

Comparison of the Three Months Ended September 30, 2017 and 2016

Sales. For the three months ended September 30, 2017, sales were $27.0 million, including the recognition of $3.3 million of pump sales originally deferred in prior periods and upgrade fees received as a result of the Technology Upgrade Program. Sales were $12.3 million for the same period in 2016, which reflect the deferral of $8.4 million of pump sales associated with the Technology Upgrade Program.

Sales of insulin pumps were $18.0 million and $6.9 million, respectively, for the three months ended September 30, 2017 and 2016. For the three months ended September 30, 2017, sales of pump-related supplies were $8.7 million, of which $3.5 million were sales of cartridges and $5.0 million were sales of infusion sets. For the three months ended September 30, 2016, sales of pump-related supplies were $5.3 million, of which $3.0 million were sales of cartridges and $2.2 million were sales of infusion sets. The ratio of the number of infusion sets shipped to the number of cartridges shipped increased to 66% in the three months ended September 30, 2017 from 27% in the comparable quarter of the prior year. Sales of accessories were not significant in either of the reported periods.

Excluding the impact of the Technology Upgrade Program, the increase in sales was primarily driven by an increase in sales of infusion sets to our distributors, as well as an increase in the sale of pump-related supplies to our growing customer base. Pump shipments were relatively flat in the three months ended September 30, 2017 at 3,868 compared to 3,896 for the same period in 2016, which we believe was the result of a number of factors including the highly competitive market, the impact of the hurricanes in the Southeast region of the United States, the timing of FDA approval of t:slim X2 with G5 within the third quarter, and negative perceptions regarding our financial stability compared to that of our competitors.

Our percentage of sales to distributors versus individual customers is principally determined by the mix of customers ordering our products within the period and whether or not we have a contractual arrangement with their underlying third-party insurance payor. Sales to distributors accounted for 74% and 67% of our total sales for the three months ended September 30, 2017 and 2016, respectively. Sales deferred under the Technology Upgrade Program decreased the percentage of sales to distributors for the three months ended September 30, 2016 by five percentage points, while there was not a significant impact to the percentage of sales to distributors in the three months ended September 30, 2017. Excluding this impact in 2016, the percentage of sales to distributors increased slightly in 2017.

Cost of Sales and Gross Profit (Loss). Our cost of sales for the three months ended September 30, 2017 was $15.1 million, resulting in gross profit of $11.9 million, compared to $13.9 million cost of sales and gross loss of $1.6 million in 2016. The gross margin for the three months ended September 30, 2017 was 44% compared to negative 13% in the same period in 2016.

The increase in our gross profit (loss) for the three months ended September 30, 2017 compared to the same period in 2016 was primarily the result of the impact of the Technology Upgrade Program. During the three months ended September 30, 2017, our gross profit included a net recognition of $2.6 million of gross profit that had been deferred in prior periods, partially offset by an immaterial cost incurred for the fulfillment of upgrades. In the same period of 2016, our gross profit was reduced by a net deferral of $7.0 million of pump sales under the terms of the Program. Additionally, we recorded a $1.1 million charge in the three months ended September 30, 2016 for inventory obsolescence as a result of the commercialization of the t:slim X2 Pump, launch of the Technology Upgrade Program and associated decrease in the overall demand for our t:slim G4 Pump. This charge negatively impacted our gross margin during the three months ended September 30, 2016 by nine percentage points.

Gross profit and gross margin also increased as a result of per unit manufacturing cost improvements, including significant raw material cost reductions for our pumps and overall manufacturing efficiencies in labor and overhead for both pumps and cartridges. Other non-manufacturing costs, which primarily consist of warranty, freight and training, also reflected improvement, most notably demonstrated by a decrease in warranty expense as a result of improvements in our warranty trends and warranty replacement costs.

The gross margin was also impacted by an increase in sales of pump-related supplies, which generally have lower gross margins than our insulin pumps. However, we continue to experience a positive gross margin associated with our pump-related supplies as a whole, after first achieving a positive gross margin in the fourth quarter of 2016. We have maintained a positive quarterly gross margin since that time. We expect to continue to see improvements in the gross profit and gross margin associated with our pump-related supplies as we manufacture higher volumes of cartridges to support our growing installed base and continue to increase sales of infusion sets to distributors with the launch of our t:lock Connector.

Selling, General and Administrative Expenses. SG&A expenses decreased 3% to $20.1 million for the three months ended September 30, 2017 from $20.7 million for the same period in 2016.

Employee-related expenses for our SG&A functions comprise the majority of the SG&A expenses. The decrease in SG&A expenses compared to 2016 was primarily a result of a reduction in our headcount-related costs in the third quarter of 2017, compared to the same period of 2016. Our SG&A headcount declined 8% compared to 2016. Additionally, we have implemented efforts to control other spending, resulting in decreases in travel and entertainment, outside services, supplies and consulting.

Research and Development Expenses. R&D expenses decreased 20% to $4.9 million for the three months ended September 30, 2017 from $6.2 million for the same period in 2016. The decrease in R&D expenses was primarily the result of higher costs in 2016 associated with product pipeline development efforts, primarily related to supplies and technology license fees.

Other Income and Expense. Other expense for the three months ended September 30, 2017 and 2016 was $2.9 million and $1.4 million, respectively. Other expense for both periods was primarily comprised of interest expense associated with the Term Loan Agreement. The outstanding principal balances under the Term Loan Agreement were $82.3 million and $45.8 million as of September 30, 2017 and September 30, 2016, respectively. Other income for both periods presented was not significant.

Comparison of the Nine Months Ended September 30, 2017 and 2016

Sales. For the nine months ended September 30, 2017, sales were $67.3 million, including the recognition of $4.8 million pump sales originally deferred in prior periods and upgrade fees received as a result of the Technology Upgrade Program. Sales were $55.3 million for the same period in 2016, which reflect the deferral of $8.4 million pump sales associated with the Technology Upgrade Program.

Sales of insulin pumps were $43.9 million and $41.2 million, respectively, for the nine months ended September 30, 2017 and 2016. For the nine months ended September 30, 2017, sales of pump-related supplies were $23.0 million, of which $9.7 million were sales of cartridges and $13.0 million were sales of infusion sets. For the nine months ended September 30, 2016, sales of pump-related supplies were $14.2 million, of which $8.2 million were sales of cartridges and $5.8 million were sales of infusion sets. The ratio of the number of infusion sets shipped to the number of cartridges shipped increased to 60% in the nine months ended September 30, 2017 from 25% in the same period in 2016. Sales of accessories were not significant in either of the reported periods.

Excluding the impact of the Technology Upgrade Program, the decrease in pump sales was primarily driven by a 19% decrease in aggregate pump shipments from 12,520 for the nine months ended September 30, 2016 to 10,111 for the same period in 2017 for reasons similar to those described in the three month discussion above. Additionally, the period ended June 30, 2016 represented the last period in which all UnitedHealthcare members had access to our products due to their decision to designate one of our competitors as their preferred, in-network durable medical equipment provider of insulin pumps for most customers over the age of 18, which was effective July 1, 2016. The decrease in pump sales was partially offset by an increase in sales of infusion sets to our distributors, as well as overall pump-related supplies to our growing customer base.

Sales to distributors accounted for 73% and 74% of our total sales for the nine months ended September 30, 2017 and 2016, respectively.

Cost of Sales and Gross Profit (Loss). Our cost of sales for the nine months ended September 30, 2017 was $40.7 million, resulting in gross profit of $26.6 million, compared to $41.8 million cost of sales and gross profit of $13.5 million in 2016. The gross margin for the nine months ended September 30, 2017 was 40% compared to 24% in the same period in 2016.

The increase in our gross profit for the nine months ended September 30, 2017 compared to the same period in 2016 was primarily the result of the Technology Upgrade Program. During the nine months ended September 30, 2017, our gross profit included $3.5 million that had been deferred in prior periods, partially offset by $0.3 million incurred for the fulfillment of upgrades. In the same period of 2016, our gross profit was reduced by a net deferral of $7.0 million of pump sales eligible under the Program. Additionally, we recorded a $1.1 million charge in the nine months ended September 30, 2016 for inventory obsolescence as described previously.

Gross profit and gross margin also increased as a result of manufacturing cost improvements, including raw material cost reductions for our pumps and increased cartridge production volumes and cartridge labor and manufacturing efficiencies, as well as a decrease in warranty expense as a result of improvements in our warranty trends and warranty replacement costs.

The gross margin was also impacted by an increase in sales of pump-related supplies, which generally have lower gross margins than our insulin pumps.

Selling, General and Administrative Expenses. SG&A expenses increased 2% to $65.1 million for the nine months ended September 30, 2017 from $63.8 million for the same period in 2016.

Employee-related expenses for our SG&A functions comprise the majority of the SG&A expenses. The increase in SG&A expenses was primarily the result of a $1.1 million non-cash stock-based compensation charge associated with the suspension of our ESPP in 2017, as well as other net increases in employee expenses of $0.9 million. Other SG&A expenses, including costs for outside services, marketing and promotional activities, tradeshows and travel, decreased $0.7 million between periods.

Research and Development Expenses. R&D expenses increased 3% to $14.9 million for the nine months ended September 30, 2017 from $14.5 million for the same period in 2016. The increase in R&D expenses was the result of an increase of $0.7 million of employee-related expenses, which includes a $0.4 million non-cash stock-based compensation charge associated with the suspension of our ESPP in 2017. This increase was offset by a reduction in non-employee-related expenses, primarily consulting and supplies, for the advancement of our product pipeline.

Other Income and Expense. Other expense for the nine months ended September 30, 2017 and 2016 was $8.4 million and $4.2 million, respectively. Other expense for both periods was primarily comprised of interest expense associated with the Term Loan Agreement. The outstanding principal balances under the Term Loan Agreement were $82.3 million and $45.8 million as of September 30, 2017 and September 30, 2016, respectively. Other income for both periods presented was not significant.

Liquidity and Capital Resources

At September 30, 2017, we had $22.5 million in cash and cash equivalents and short-term investments, which included $10.0 million of restricted cash as required by the Term Loan Agreement. At the date the financial statements in this Quarterly Report were issued, our management believed that we did not have sufficient cash to fund our operations for the next twelve months without additional financing and, therefore, we concluded there was substantial doubt about our ability to continue as a going concern within one year after the date the financial statements were issued. The financial statements included in this Quarterly Report have been prepared on a basis that assumes that we will continue as a going concern, which contemplates the realization of assets and the satisfaction of liabilities and commitments in the normal course of business. This financial information and these financial statements do not include any adjustments that may result from the outcome of this uncertainty.

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

During 2017, we have completed the following financings:

•

In March 2017, we completed a registered public offering of 1,850,000 shares of our common stock at a public offering price of $12.50 per share. The gross proceeds to us from the offering were approximately $23.1 million, before deducting underwriting discounts and commissions and other offering expenses payable by us.

•

During the three months ended September 30, 2017, we sold 464,108 shares of common stock under our ATM offering program at prices ranging from $5.64 to $10.54. The gross proceeds to us from the offering were $4.3 million, before deducting underwriting discounts and commissions and other offering expenses payable by us.

•

On October 17, 2017, we completed the October Financing, pursuant to which we sold 4,630,000 shares of our common stock, Series A warrants to purchase up to 4,630,000 shares of our common stock and Series B warrants to purchase up to 4,630,000 shares of our common stock at a public offering price of $3.50 per share and accompanying warrants. The gross proceeds to us from the October Financing were approximately $16.2 million, before deducting underwriting discounts and commissions and other offering expenses payable by us. Each series of warrants, if exercised by all holders in full, may result in additional gross proceeds to us of $16.2 million.

Management currently believes that it will be necessary for us to raise additional funding. However, we expect our ability to raise additional financing may be negatively impacted by a number of factors, including our recent and projected financial results, recent changes in and volatility of our stock price, perceptions about the recent completion of a public offering of our common stock and warrants, concerns regarding our ability to maintain the continued listing of our common stock on NASDAQ, our current level of indebtedness and debt service costs, our conclusion that there is substantial doubt about our ability to continue as a going concern, the competitive environment in our industry, and accounting complexities brought about by our Technology Upgrade Program. There can be no assurance that we will be able to complete any financing on acceptable terms or at all.

We expect that, in addition to the outcome of any additional financing activities, our sales performance and the resulting operating income or loss, as well as the status of each of our new product development programs, will significantly impact our cash management decisions.

The following table shows a summary of our cash flows for the nine months ended September 30, 2017 and 2016:

	Nine Months Ended September 30,
(in thousands)	2017	2016
Net cash provided by (used in):
Operating activities	$(54,495)	$(47,591)
Investing activities	4,201	5,873
Financing activities	17,695	16,586
Total	$(32,599)	$(25,132)

Operating activities. Net cash used in operating activities was $54.5 million for the nine months ended September 30, 2017, compared to $47.6 million for the same period in 2016. The increase in net cash used in operating activities was primarily associated with changes in working capital, partially offset by a decrease in net loss. The changes in working capital were primarily due to decreases in deferred revenue and guarantee liabilities associated with the Technology Upgrade Program, lower cash collections from accounts receivable and increased inventory associated with the launch of t:lock, as well as other net changes associated with the timing of payments.

Investing activities. Net cash provided by investing activities was $4.2 million for the nine months ended September 30, 2017, which was primarily related to sales and maturities of short-term investments of $8.5 million, partially offset by the purchase of $4.3 million of property and equipment. Net cash provided by investing activities was $5.9 million for the nine months ended September 30, 2016, which was primarily related to the purchase of $25.9 million of short-term investments and $6.2 million of property and equipment, offset by proceeds from sales and maturities of short-term investments of $38.0 million.

Financing activities. Net cash provided by financing activities was $17.7 million for the nine months ended September 30, 2017, which was primarily the result of net proceeds of approximately $25.7 million from the issuance of common stock, partially offset by an increase in our restricted cash balance of $8.0 million as required by the Fourth Amendment to our Term Loan Agreement. Net cash provided by financing activities was $16.6 million for the nine months ended September 30, 2016, which was primarily the result of net proceeds of $15.0 million under the Term Loan Agreement and $1.6 million in proceeds from the issuance of common stock associated with our ESPP, as well as the exercise of outstanding stock options and warrants.

Our liquidity position and capital requirements are subject to fluctuation based on a number of factors. In particular, our cash inflows and outflows are principally impacted by the following:

●	our ability to generate sales, the timing of those sales and the collection of receivables generated from those sales from period to period;

●	the timing and amount of any additional financings, including the exercise of the warrants issued in the October Financing;

●	fluctuations in gross margins and operating margins; and

●	fluctuations in working capital.

Our primary short-term capital needs, which are subject to change, include expenditures related to:

●	support of our commercialization efforts related to our current and future products;

●	expansion of our manufacturing facilities and improvements in our manufacturing efficiency;

●	new research and product development efforts, including clinical trial costs;

●	payment of interest due under the Term Loan Agreement;

●	acquisition of equipment and other fixed assets; and

●	payments under our licensing, development and commercialization agreements.

Although we believe the foregoing items reflect our most likely uses of cash in the short-term, we cannot predict with certainty all of our particular short-term cash uses or the timing or amount of cash used. We expect we will need to raise additional funding in order to continue as a going concern, meet our minimum liquidity requirements, and execute on our business strategy. We intend to seek additional capital from public or private offerings of our capital stock (including pursuant to our ATM offering) or we may elect to borrow additional amounts under new debt financing arrangements or from other sources. If we issue equity or convertible debt securities to raise additional funding, our existing stockholders may experience dilution, we may incur significant financing costs, and the new equity or convertible debt securities may have rights, preferences and privileges senior to those of our existing stockholders. If we issue debt securities to raise additional funding, we would incur additional debt service obligations, we could become subject to additional restrictions limiting our ability to operate our business, and we may be required to further encumber our assets. Our ability to continue as a going concern, meet our minimum liquidity requirements, satisfy the covenants under the Term Loan Agreement, and execute our business strategy is dependent on our ability to raise additional capital, of which there can be no assurance. If we cannot generate sufficient revenues from the sale of our products or secure additional financing on acceptable terms, we may be forced to significantly alter our business strategy, substantially curtail or modify our current operations, or cease operations altogether.

Indebtedness

Term Loan Agreement

We had $82.3 million and $81.1 million of aggregate borrowings outstanding under the Term Loan Agreement at September 30, 2017 and December 31, 2016, respectively.

Under the Term Loan Agreement, interest is payable, at our option, (i) in cash at a rate of 11.5% per annum or (ii) at a rate of 9.5% of the 11.5% per annum in cash and 2.0% of the 11.5% per annum to be added to the principal of the loan and subject to accruing interest. Interest-only payments are due quarterly on March 31, June 30, September 30 and December 31 of each year of the interest-only payment period, which ends on December 31, 2019. The principal balance is due in full on the maturity date of the Term Loan Agreement, which is March 31, 2020. We had elected to pay interest in cash at a rate of 11.5% per annum through September 30, 2015. Beginning October 1, 2015, we elected to pay interest in cash at a rate of 9.5% per annum and to have 2.0% per annum added to the principal of the loan. As a result, $2.3 million was added to the principal of the loan since October 1, 2015, which we refer to as PIK Loans.

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

The audit report and opinion of our independent registered public accounting firm contained in the Annual Report includes an explanatory paragraph that describes conditions that raise substantial doubt about our ability to continue as a going concern. This explanatory paragraph constitutes a potential event of default under the Term Loan Agreement. On March 7, 2017, we entered into the Fourth Amendment, which included a limited waiver of the potential event of default. In consideration for the waiver, we agreed to: (i) issue the Capital Royalty Warrant, (ii) increase our restricted cash balance from $2.0 million to $10.0 million, (iii) provide Capital Royalty Partners the same information we make available to our board of directors, subject to limited exceptions, and (iv) not incur additional third party indebtedness secured solely by accounts receivable, inventory and cash. In addition, the Fourth Amendment includes a covenant requiring us to complete financings in which our gross proceeds from the sale of equity securities is at least $30.0 million, no later than January 15, 2018. As a result of the public offering of our common stock in March 2017, the sale of our common stock pursuant to our ATM offering, and the public offering of our common stock and warrants in the October Financing, we have satisfied our obligations pursuant to this equity financing covenant, although we remain subject to additional covenants.

Pursuant to the Fourth Amendment, we have agreed to increase the Back End Financing Fee to 5.0% of the entire aggregate principal amount of borrowings outstanding, including total PIK Loans issued, under the Term Loan Agreement. The Back End Financing Fee is payable at maturity of our loans and on the principal amount of any loans for which we make an optional prepayment, and may be payable in connection with asset sales not permitted under the Term Loan Agreement or in connection with a change of control. As of September 30, 2017, we had accrued $4.1 million for the Back End Financing Fee.

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

As of September 30, 2017, we did not have any off-balance sheet arrangements.

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

Because of the short-term maturities of our financial instruments, we do not believe that an increase or decrease in market interest rates would have any significant impact on the realized value of our investment portfolio. If a 10% change in interest rates were to have occurred on September 30, 2017, this change would not have had a material effect on the fair value of our investment portfolio as of that date.

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

As of September 30, 2017, we carried out an evaluation, under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based on this evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of September 30, 2017.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) during the quarter ended September 30, 2017 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Risks Relating to our Business and our Industry

We have incurred significant operating losses since inception and cannot assure you that we will achieve profitability.*

Since our inception in January 2006, we have incurred a significant net loss. As of September 30, 2017, we had an accumulated deficit of $466.2 million. To date, we have financed our operations primarily through public and private sales of our equity securities, debt financing with Capital Royalty Partners II, L.P. and its affiliated funds, or Capital Royalty Partners, and sales of our products. We have devoted substantially all of our resources to the commercialization of our products, the scaling of our manufacturing operations and commercial organization, the research and development of our current products and products under development, and the assembly of a management team to manage our business.

We began commercial sales of our first commercial product, t:slim, in the third quarter of 2012. We began commercial sales of t:flex in the second quarter of 2015 and t:slim G4 in the third quarter of 2015. In October 2016, we discontinued new shipments of t:slim and launched t:slim X2, our next-generation flagship pump. In August 2017, we commenced commercial sales of t:slim X2 with G5 integration and discontinued new sales of t:slim G4. Since the first quarter of 2013, we have been able to manufacture and sell our insulin pump products at a cost and in volumes sufficient to allow us to achieve a positive overall gross margin. For the years ended December 31, 2016 and 2015, our gross profit was $23.6 million and $26.6 million, respectively. Although we have achieved a positive overall gross margin, we still operate at a significant net loss and expect that we will continue to do so for the next several years.

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

We currently rely on sales of insulin pumps to generate a significant portion of our revenue, and any factors that negatively impact sales of our insulin pump products may adversely affect our business, financial condition and operating results.*

We generate a significant majority of our revenue from the sale of our insulin pump products. During 2017, our insulin pump products have included our t:slim X2, t:flex and t:slim G4 products. In August 2017, we received FDA approval for t:slim X2 with G5, and discontinued sales of t:slim G4 in connection with our launch of t:slim X2 with G5 during the three months ended September 30, 2017. Sales of our insulin pumps may be negatively impacted by many factors, including:

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

Furthermore, sales of our products may be adversely impacted by negative perceptions regarding our financial stability relative to that of our competitors, and our ability to sustain our business operations on a long-term basis. These perceptions may cause people with insulin-dependent diabetes, their caregivers and healthcare providers, as well as independent distributors and third-party payors, to question our ability to continue to sell our products, provide customer service, support our commercial organization, and fulfill our strategic objectives. These concerns may arise from a number of factors, including our recent and projected financial results, recent changes in and volatility of our stock price, concerns regarding our ability to maintain the continued listing of our common stock on the NASDAQ Global Market, or NASDAQ, perceptions about the recent completion of a public offering of our common stock and warrants, our current level of indebtedness and debt service costs, our conclusion that there is substantial doubt about our ability to continue as a going concern, the competitive environment in our industry, and accounting complexities brought about by our Technology Upgrade Program, and uncertainties regarding the regulatory environment. Any such concerns, whether actual or perceived, could cause consumers to delay the purchase of our products or to purchase competitive products.

Because we currently rely on sales of our insulin pump products to generate a significant majority of our revenue, any factors that negatively impact sales of these products, or result in sales of these products increasing at a lower rate than expected, could adversely affect our business, financial condition and operating results.

We operate in a very competitive industry and if we fail to compete successfully against our existing or potential competitors, many of whom have greater resources than us, our sales and operating results may be negatively affected.*

The medical device industry is intensely competitive, subject to rapid change and highly sensitive to the introduction of new products, treatment techniques or technologies, or other activities of industry participants. We believe our products compete, and will continue to compete, directly with a number of traditional insulin pumps as well as other methods for the treatment of diabetes, including multiple daily injection, or MDI, therapy.

Our primary competitors are major medical device companies that are either publicly traded companies or divisions or subsidiaries of publicly traded companies. For instance, Medtronic MiniMed, a division of Medtronic, Inc., has been the market leader for many years and has the majority share of the traditional insulin pump market in the United States. However, the market for insulin pumps continues to experience significant changes. For instance, in 2016, Roche Diabetes Care, a division of F. Hoffman-La Roche, discontinued sales of new insulin pumps in the United States. On October 5, 2017, Johnson & Johnson announced that it is planning to discontinue the operations of Animas Corporation and to exit the insulin pump business entirely. Both Roche and Animas designated Medtronic as a preferred partner to facilitate the transition of their respective insulin pump customers. While these industry changes are significant, it is too early to know how it will influence our business or the competitive landscape in which we operate.

Our key competitors, most notably Medtronic, enjoy several competitive advantages over us, including:

●	greater financial and human resources for sales and marketing, product development, customer service and clinical resources;

●	greater financial resources to respond to competitive pressures and regulatory uncertainty;

●	established relationships with healthcare providers, third-party payors and regulatory agencies;

●	established reputation and name recognition among healthcare providers and other key opinion leaders in the diabetes industry;

●	greater market share and established base of customers;

●	products supported by long-term clinical data;

●	larger and more established distribution networks;

●	greater ability to cross-sell products or provide incentives to healthcare providers to use their products; and

●	more experience in conducting research and development, manufacturing, clinical trials, and obtaining regulatory approval or clearance.

In some instances, our competitors offer products that include features that we do not currently offer. For instance, Medtronic offers a traditional insulin pump that is integrated with a CGM system with a threshold suspend feature. In addition, Medtronic recently commenced the commercialization of a new insulin pump product with additional automated insulin delivery functionality and a new CGM system. Similarly, Insulet offers an insulin pump with a tubeless delivery system that does not utilize an infusion set. These specific features may make the competitive products more desirable to customers and healthcare providers, which could negatively impact sales of our products.

In addition, the competitive environment in which we operate may result in competitive pressures on our manufacturers, suppliers, distributors, collaboration partners and other business constituents. For example, we have entered into development agreements with Dexcom which provide us non-exclusive licenses to integrate various generations of Dexcom CGM technology with our insulin pump products. Abbott Laboratories recently announced FDA approval of a new blood glucose monitoring system, which is expected to compete with the Dexcom technology. Competitive pressures within our industry have impacted and may continue to impact our business partners, which could negatively impact our relationship with these partners, impact their ability to fulfil their obligations to us, and result in harm to our financial condition and operating results.

For these and other reasons, we may not be able to compete successfully against our current or potential future competitors. As a result, our product sales may be negatively affected, which could have an adverse impact on our financial condition and operating results.

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

Our ability to achieve profitability will depend, in part, on our ability to reduce the per unit cost of our products by increasing production volume and manufacturing efficiency, including by reducing raw material, labor, product-training, expected warranty and manufacturing overhead costs per unit.*

We believe that our ability to reduce the per-unit cost of our insulin pump products and related cartridges will have a significant impact on our ability to achieve profitability. Our cost of sales includes raw material procurement costs, labor costs, product-training expenses and expected warranty expenses. It also includes manufacturing overhead costs, including expenses relating to quality assurance, inventory control, facilities, equipment, information technology, and operations management. If we are unable to sustain or reduce our overall cost of sales, including through arrangements such as volume purchase discounts, negotiation of improved pricing, more efficient training programs for customers, and improved warranty performance, it will be difficult to reduce our per unit costs and our ability to achieve profitability will be constrained. The per unit cost of our products is significantly impacted by our overall production volumes, and any factors that cause our production volumes to decline, or to grow at a slower rate than we expect, would significantly impact our expected per unit costs. In addition, we may experience disruption in our manufacturing productivity or incur duplicative or incremental costs as we manage the planned relocation of our manufacturing facility over the next several months. Furthermore, while we currently believe our proprietary technology platform will allow us to gain efficiencies in the design and development of new products, changes in the market that require us to modify or replace our existing platform will reduce the amount of efficiency gained through our platform and increase our per unit costs. If we are unable to effectively manage our overall costs, while increasing our production volumes, we may not be able to achieve or sustain profitability, which would have an adverse impact on our business, financial condition and operating results.

The failure of our products to achieve and maintain market acceptance could result in us achieving sales below our expectations, which would cause our business, financial condition and operating results to be materially and adversely affected.*

Our current business strategy is highly dependent on our insulin pump products achieving and maintaining market acceptance. Our products include t:slim X2 with G5 integration and t:flex. In order for us to sell our products to people with insulin-dependent diabetes, we must convince them, their caregivers and healthcare providers that our products are an attractive alternative to competitive products for the treatment of diabetes, including traditional insulin pump products and MDI therapies, as well as alternative insulin treatment methodologies. Market acceptance and adoption of our products depends on educating people with diabetes, as well as their caregivers and healthcare providers, about the distinct features, ease-of-use, positive lifestyle impact, and other perceived benefits of our products as compared to competitive products. If we are not successful in convincing existing and potential customers of the benefits of our products, or if we are not able to achieve the support of caregivers and healthcare providers for our insulin pump products, our sales may decline or we may fail to increase our sales in line with our forecasts.

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

In addition, even if we are able to convince people with insulin-dependent diabetes, their caregivers or healthcare providers that our products compare favorably to the products and treatment alternatives offered by our competitors, negative perceptions regarding our financial stability relative to that of our competitors, and our ability to sustain our business operations on a long-term basis, especially in light of our recent and projected financial results, recent changes in and volatility of our stock price, concerns regarding our ability to maintain the continued listing of our common stock on NASDAQ, perceptions about the recent completion of a public offering of our common stock and warrants, our current level of indebtedness and debt service costs, our conclusion that there is substantial doubt about our ability to continue as a going concern, and uncertainties regarding the regulatory environment, could cause consumers to delay the purchase of our products or to purchase competitive products.

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

We expect to derive nearly all of our revenue from the sale of t:slim X2 with G5, t:flex Pumps and pump-related supplies unless and until we receive regulatory clearance or approval for other products currently under development. As a result, our financial condition and operating results are and will continue to be highly dependent on the ability of our sales and marketing organization to adequately promote, market and sell our insulin pumps and related products, and the ability of our diabetes educators to train new customers on the use of our products. If our sales and marketing representatives or diabetes educators fail to achieve their objectives, our sales could decrease or may not increase at levels that are in line with our forecasts.

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

We have a limited operating history upon which to evaluate our business and forecast our future sales and operating results and may face difficulties frequently encountered by companies early in their commercialization in competitive and rapidly-evolving markets.*

We commenced operations in 2006, and began commercial sales of t:slim in the third quarter of 2012, of t:flex in the second quarter of 2015 and of t:slim G4 in the third quarter of 2015. Accordingly, we have a limited operating history upon which to evaluate our business and forecast our future sales and operating results. More recently, our commercial launches of t:slim X2 with G5 and t:lock, the FDA approval and launch of new products by one of our competitors, and the announcement by Johnson & Johnson that it is discontinuing the operations of Animas Corporation and exiting the insulin pump business combine to make it more difficult for us to predict our future sales and operating results. In assessing our business prospects, you should consider the various risks and difficulties frequently encountered by companies early in their commercialization history in competitive and rapidly evolving markets, particularly those facing emerging growth companies that manufacture and sell medical devices.

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

●

expand our manufacturing capabilities, including obtaining and maintaining regulatory approvals to operate our facilities, increasing production of products efficiently while maintaining quality standards, and adapting our manufacturing facilities to the production of new products;

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

Manufacturing risks may adversely affect our ability to manufacture products, which could negatively impact our sales and operating margins.*

Our business strategy depends on our ability to manufacture our current and proposed products in sufficient quantities and on a timely basis so as to meet consumer demand while adhering to product quality standards, complying with regulatory requirements and managing manufacturing costs. We are subject to numerous risks relating to our manufacturing capabilities, including:

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

●

our inability to modify production lines and expand manufacturing facilities to enable us to efficiently produce future products or implement changes in current products in response to consumer demand or regulatory requirements;

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

In addition, during 2016 we entered into a new lease agreement for an additional facility to consolidate substantially all of our manufacturing, warehousing and other operational needs, and the transition of these operations to a new facility is subject to additional risk and uncertainty, and may expose us to duplicative or incremental costs. While we have obtained the regulatory approvals necessary to commence manufacturing and shipping certain products from the new facility, we have not obtained approval to manufacture all of our products at this facility and the timing associated with obtaining the additional approvals is uncertain. Furthermore, although we expect some of our products under development to share product features and components with our current products, manufacturing of these products may require the modification of our production lines, the hiring of specialized employees, the identification of new suppliers for specific components, the implementation of additional equipment and procedures, or the development of new manufacturing technologies. Ultimately, it may not be possible for us to manufacture these products at a cost or in quantities sufficient to make these products commercially viable.

If we fail to increase our production capacity to meet consumer demand while also maintaining product quality standards, obtaining and maintaining regulatory approvals, and efficiently managing costs, our sales and operating margins could be negatively impacted, which would have an adverse impact on our financial condition and operating results.

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

If we cannot manufacture and sell our new infusion set connector when anticipated, or if it does not achieve market acceptance, we may not achieve our financial projections.*

In September 2017, we began commercial sales of products with our t:lock Connector, which replaces the standard Luer-lok connector that historically joined an infusion set to our proprietary disposable insulin cartridges. Concurrently, we began selling infusion sets that are compatible with t:lock. Our anticipated 2017 sales assume that our current and future customers will begin using our new cartridges and infusion sets with t:lock in significant quantities by the end of 2017. Furthermore, our supplier of infusion sets must manufacture a variety of lengths and styles of infusion sets with t:lock that matches our cartridges. Failure to do so, or to do so at the necessary production volumes, may result in our inability to convert customers to t:lock when anticipated or at all, which would negatively impact our sales and operating margins.

In addition, our independent distributors will need to agree to purchase the compatible infusion sets from us to provide to their customers. We anticipate the transition period for our direct customers and distributors to utilize their inventory on hand before transitioning to t:lock will be 90 to 120 days following its initial launch. During this period we anticipate offering both styles of cartridges and infusion sets to facilitate the transition of customer supplies. However, due to the variability in purchasing patterns, standard Luer-lok inventory may not be consumed at the predicted rates and we may be required to offer both styles of insulin cartridges and infusion sets for a longer period than anticipated or we may be left with excess quantities of Luer-lok style insulin cartridges that we cannot sell at standard prices or at all.

While t:lock was designed based on customer feedback, and all standard Luer-lok infusion sets that we currently offer will initially be made available with t:lock, it is possible that t:lock may not gain market acceptance by current or potential customers, their caregivers, or healthcare providers. Any negative market response to t:lock may impact a current customer’s decision to purchase a new pump from us at the time of renewal. In addition, potential customers may decide not to purchase our insulin pumps if they do not prefer t:lock or t:lock compatible infusion sets, which may impede our ability to achieve our financial projections.

We currently operate primarily at two locations in San Diego, California, and any disruption at these locations could adversely affect our business and operating results.*

Substantially all of our operations are either conducted, or expected to be conducted, at two locations in San Diego, California, including our manufacturing processes, research and development activities, customer and technical support, and management and administrative functions. In addition, substantially all of our inventory of component supplies and finished goods are held at these locations. We take precautions to safeguard our facilities, including acquiring insurance, employing back-up generators, adopting health and safety protocols and utilizing off-site storage of computer data. However, vandalism, terrorism or a natural or other disaster, such as an earthquake, fire or flood, could damage or destroy our manufacturing equipment or our inventory of component supplies and finished goods, cause substantial delays in our operations, result in the loss of key information, result in reduced sales, and cause us to incur additional expenses. Our insurance may not cover our losses in any particular case. Regardless of the level of insurance coverage, damage to our facilities may have a material adverse effect on our business, financial condition and operating results.

The transition of our manufacturing operations to our new facility may result in further delays or expenses, which may increase our manufacturing and operating costs and require us to spend additional capital.*

We currently manufacture all of our insulin pump products and a significant portion of our cartridges at our headquarters in San Diego, California, but are in the process of transitioning all of our manufacturing operations to a nearby facility that will allow for future capacity expansion. The transition to the new manufacturing facility commenced during the second quarter of 2017 and we expect to complete the transition by the end of 2017. During the transition period we expect to experience some temporary duplication of operations to support ongoing product manufacturing, which will result in duplicative and incremental costs. In addition, while we have obtained certain governmental approvals necessary to commence manufacturing and shipping certain products from the new facility, we have not obtained approval to manufacture all of our products at this facility and the timing associated with obtaining the additional approvals is uncertain. We may continue to face significant challenges as we manage our proposed facility transition, such as additional delays or expenses, and we may be required to make additional capital expenditures relating to the new facility. We also may experience unanticipated inefficiencies as we commence manufacturing operations at the new facility, particularly during the transition period. If we fail to achieve the operating efficiencies that we anticipate from the new facility, or if we incur substantial incremental costs during the transition, our manufacturing and operating costs may be greater than we anticipate.

In September 2017, following an inspection relating to our new manufacturing facility, the FDA issued a Form 483, List of Inspectional Observations, containing two observations. Following our receipt of the Form 483, we began implementing corrective and preventive actions to fully address the FDA observations, and we intend to provide written responses to the FDA detailing these corrective and preventive actions. While we believe we will resolve this matter with the FDA without significant delay or expense, the outcome of this matter is presently uncertain. We cannot provide assurance that the FDA will conclude that our corrective and preventive actions are adequate to address the observations. If the FDA is not satisfied, it may issue a warning letter to us or may take other actions, any of which could have a material adverse effect on our business.

We expect that the management and support of our transition to the new facility will place significant burdens on our management team, particularly in areas relating to operations, quality, regulatory, facilities and information technology. If we experience unanticipated employee turnover in any of these areas, we may not be able to effectively manage the completion of construction of the new facility or our transition and commencement of manufacturing operations when planned and we may not achieve the operating efficiencies that we anticipate from the new facility.

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

The safety and efficacy of our products is not supported by long-term clinical data, which could limit sales, and our products could cause unforeseen negative effects.*

t:slim X2 and t:flex received pre-market clearance under Section 510(k) of the U.S. Federal Food, Drug, and Cosmetic Act, or FDCA. The 510(k) clearance process is shorter and typically requires the submission of less supporting documentation than other FDA approval processes and does not always require long-term clinical studies. t:slim G4 and t:slim X2 with G5 received FDA approval under a PMA. However, there are no published studies to evaluate the safety or effectiveness of t:slim G4 or t:slim X2 with G5 in a controlled setting.

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

We operate our business in regions subject to natural disasters and other catastrophic events, and any disruption to our business resulting from natural disasters will adversely affect our revenue and results of operations.*

We operate our business in regions subject to natural disasters, including earthquakes, hurricanes, floods, fires and other catastrophic events. Any natural disaster could adversely affect our ability to conduct business and provide products and services to our customers, and the insurance we maintain may not be adequate to cover our losses resulting from any business interruption resulting from a natural disaster or other catastrophic events.

Recently, Hurricane Irma and Hurricane Harvey adversely impacted our business operations in Texas, Florida and other nearby regions. These hurricanes directly and significantly affected our sales force, healthcare providers and potential customers, as well as distribution centers operated by certain of our independent distributors. Although our business operations have generally resumed in these areas, we are currently assessing the impact these hurricanes had and will continue to have on our customers, the demand for our products in the affected areas, the effectiveness of our sales force, and the ability of our distributors to meet their obligations to us. We expect it will be several weeks before we are able to fully assess the extent of the impact and the implications to our business.

These and any future disruptions to our operations could have a material adverse impact on our financial condition and results of operations in future periods.

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

We depend upon key employees in a competitive market, and if we are unable to provide meaningful equity incentives to retain key personnel, it could adversely affect our ability to execute our business strategy.*

We are highly dependent upon the members of our executive management team, as well as other key employees. Many of these individuals have been employed by us for many years, have played integral roles in the growth of our business, and will continue to provide value to us. In our industry, it is common to attract and retain executive talent and other employees with compensation packages that include a significant equity component. At this time, our outstanding equity awards, which generally are issued in the form of stock options, are significantly devalued or out of the money and less likely to be exercisable in the future. We plan to issue additional equity incentives that we believe will enhance our ability to retain our current key employees and attract the necessary additional executive talent, which may include the repricing of stock options. However, even if we issue significant additional equity incentives, there can be no assurance that we will be able to attract and retain key executive talent. A loss of any of our key personnel, or our inability to hire new personnel, may have a material adverse effect on our ability to execute our business strategy.

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

Risks Related to our Financial Results and Need for Financing

We will need to raise additional funds in the future. If these funds are not available to us, we will not have sufficient cash to fund our operations for the next twelve months.*

At September 30, 2017, we had $22.5 million in cash, cash equivalents and short-term investments, which included $10.0 million of restricted cash. At the date our financial statements in this Quarterly Report were issued, our management believed that we did not have sufficient cash to fund our operations for the next twelve months without additional financing and therefore, we concluded there was substantial doubt about our ability to continue as a going concern within one year after the date the financial statements were issued. Moreover, the continued growth of our business, including the expansion of our customer care infrastructure to support our growing base of customers, additional research and development activities, and the transition to our new manufacturing facility, will continue to increase our expenses and capital needs. In addition, the amount of our future product sales is difficult to predict and actual sales may not be in line with our forecasts. Our future capital requirements will depend on many factors, including:

●	the revenue generated by sales of our insulin pump products, infusion sets and insulin cartridges, and any other future products that we may develop and commercialize;

●	the gross profits and gross margin we realize from the sales we generate;

●	the costs associated with maintaining an appropriate sales, clinical and marketing infrastructure;

●	the expenses we incur in maintaining and expanding our manufacturing infrastructure, including opening our new manufacturing location and adding additional manufacturing equipment and capacity;

●	the cost associated with developing and commercializing our proposed products or technologies;

●	the costs associated with maintaining and expanding our customer care infrastructure;

●	the cost of obtaining and maintaining regulatory clearance or approval for our products and our manufacturing facilities;

●	the cost of ongoing compliance with legal and regulatory requirements;

●	expenses we incur in connection with potential litigation or governmental investigations;

●	our compliance with the covenants in our Amended and Restated Term Loan Agreement with Capital Royalty Partners, which we refer to as the Term Loan Agreement;

●	anticipated or unanticipated capital expenditures; and

●	unanticipated general and administrative expenses.

We may in the future seek additional capital from public or private offerings of our capital stock (including our ATM offering) or we may elect to borrow additional amounts under new credit lines or from other sources. If we issue equity or debt securities to raise additional funds, our existing stockholders may experience dilution, we may incur significant financing costs, and the new equity or debt securities may have rights, preferences and privileges senior to those of our existing stockholders. In addition, if we raise additional funds through collaborations, licensing, joint ventures, strategic alliances, partnership arrangements or other similar arrangements, it may be necessary to relinquish valuable rights to our potential future products or proprietary technologies, or grant licenses on terms that are not favorable to us.

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

Our ability to continue as a going concern is dependent upon a number of factors, including our ability to increase our sales and gross profits, our ability to generate positive cash flow from operations, and our ability to obtain the necessary financing to meet our obligations and repay our liabilities arising from obligations that become due in the ordinary course of business. Management currently believes that it will be necessary for us to raise additional funding. However, our conclusion that there is substantial doubt about our ability to continue as a going concern may be viewed unfavorably by current and prospective investors, as well as by analysts and creditors. As a result, this conclusion may make it more difficult for us to raise the additional financing necessary to continue to operate our business. In addition, this conclusion may make it more difficult for us to sell our products and meet our sales forecasts, which may further impede our ability to raise additional financing.

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

The terms of the Term Loan Agreement also require that we deliver audited financial statements that include an unqualified audit report to Capital Royalty Partners. The audit report and opinion of our independent registered public accounting firm contained in our financial statements for the year ended December 31, 2016 includes an explanatory paragraph that describes conditions that raise substantial doubt about our ability to continue as a going concern. This explanatory paragraph in our auditor’s report constitutes a potential event of default under the Term Loan Agreement. As a result, in March 2017, we entered into Waiver and Amendment No. 4 to Term Loan Agreement, or the Fourth Amendment, which includes a limited waiver of a potential event of default that could have resulted from the inclusion of the explanatory paragraph in our auditor’s report. The Fourth Amendment also imposes additional restrictive and financial covenants on us, which may increase our risk of triggering defaults under the Term Loan Agreement.

In the event of a future default triggered by any violations of the covenants in the Term Loan Agreement, we will need to obtain additional waivers from Capital Royalty Partners to avoid being in default. For example, if the audit report and opinion of our independent registered public accounting firm contained in our financial statements for the year ending December 31, 2017 includes an explanatory paragraph that describes conditions that raise substantial doubt about our ability to continue as a going concern, it could constitute a potential event of default under the Term Loan Agreement for which we are required to seek a waiver. If we are unable to obtain a waiver of any events of default, or an amendment to the Term Loan Agreement that would allow us to be in compliance with the terms of the agreement, an event of default would result.

In the event of our default under of the Term Loan Agreement, we may be required to repay any outstanding amounts earlier than anticipated and our capital resources may not be sufficient to meet those obligations. Further, if we are unable to repay our indebtedness and Capital Royalty Partners institutes foreclosure proceedings against our assets, we could be forced into bankruptcy or liquidation, and in such a scenario, the values that we receive for our assets could be significantly lower than the values reflected in our financial statements.

Risks Related to our Intellectual Property and Potential Litigation

Our ability to protect our intellectual property and proprietary technology is uncertain.*

We rely primarily on patent, trademark and trade secret laws, as well as confidentiality and non-disclosure agreements, to protect our proprietary technologies. As of September 30, 2017, our patent portfolio consisted of approximately 55 issued U.S. patents and 52 pending U.S. patent applications. Of these, our issued U.S. patents expire between approximately 2021 and 2035. We also have and are seeking patent protection for our proprietary technologies in other countries throughout the world. In addition, we have 10 U.S. trademark registrations and 13 foreign trademark registrations.

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

Before we can market or sell a new regulated product or a significant modification to an existing product in the United States, we must obtain either clearance under Section 510(k) of the FDCA or approval of a Premarket Approval, or PMA, application from the FDA, unless an exemption from pre-market review applies. In the 510(k) clearance process, the FDA must determine that a proposed device is “substantially equivalent” to a device legally on the market, known as a “predicate” device, with respect to intended use, technology and safety and effectiveness, in order to clear the proposed device for marketing. Clinical data is sometimes required to support substantial equivalence. The PMA pathway requires an applicant to demonstrate the safety and effectiveness of the device based on extensive data. The PMA process is typically required for devices that are deemed to pose the greatest risk, such as life-sustaining, life-supporting or implantable devices. We received approval of our PMA for t:slim G4 in September 2015 and of our PMA supplement for t:slim X2 with G5 in August 2017. Products that are approved through a PMA application generally need FDA approval before they can be modified. Similarly, some modifications made to products cleared through a 510(k) may require a new 510(k). The process of obtaining regulatory clearances or approvals to market a medical device can be costly and time-consuming, and we may not be able to obtain these clearances or approvals on a timely basis or at all for our proposed products.

We initially received pre-market clearance for t:slim under Section 510(k) of the FDCA in November 2011. We obtained 510(k) clearances for t:connect and t:flex in February 2013 and January 2015, respectively. From time to time, we may make modifications to these products that may require a new 510(k). We have received 510(k) clearance for various modifications to t:slim and its associated cartridge. For instance, in July 2016, we received 510(k) clearance to reduce the age in our indications for use of t:slim to age six. We may pursue 510(k) clearance for additional products or product modifications in the future. If the FDA requires us to go through a more rigorous examination for future products or modifications to existing products than we had expected, our product introductions or modifications could be delayed or canceled, which could cause our sales to decline or to not increase in line with our forecasts. We anticipate that our products currently under development will require the more costly, lengthy and uncertain PMA approval process.

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

Failure to comply with applicable regulations could jeopardize our ability to sell our products and result in enforcement actions such as fines, civil penalties, injunctions, warning letters, recalls of products, delays in the introduction of products into the market, refusal of the FDA or other regulators to grant future clearances or approvals, delays by the FDA or other regulators in granting clearances or approvals, and the suspension or withdrawal of existing approvals by the FDA or other regulators. Any of these sanctions could result in higher than anticipated costs, lower than anticipated sales, and diversion of management time and resources, any of which could have a material adverse effect on our reputation, business, financial condition and operating results.

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

A recall of our products, or the discovery of serious safety issues with our products, could have a significant negative impact on us.*

The FDA has the authority to require the recall of commercialized products in the event of material deficiencies or defects in design or manufacture or in the event that a product poses an unacceptable risk to health. The FDA has broad discretion to require the recall of a product and may do so even in circumstances where we do not believe our product poses an unacceptable risk to health. In addition, manufacturers may, under their own initiative, recall a product if any material deficiency in a product is found. A government-mandated or voluntary recall by us, one of our distributors or any of our other third-party suppliers could occur as a result of an unacceptable risk to health, component failures, manufacturing errors, design or labeling defects or other deficiencies and issues. Recalls of any products that we distribute would divert managerial and financial resources, and have an adverse effect on our reputation, financial condition and operating results.

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

Risks Related to our Common Stock and Warrants

Because of their significant stock ownership, certain of our executive officers, directors and principal stockholders will be able to exert control over our company and our significant corporate decisions.*

Based on an aggregate of 5,487,029 shares of our common stock outstanding as of September 30, 2017, our executive officers and directors, and their affiliates owned, in the aggregate, approximately 19% of the voting power of our outstanding common stock. These persons, acting together, will have the ability to significantly influence the outcome of all matters submitted to our stockholders for approval, including the election and removal of directors and any merger, consolidation, or sale of all or substantially all of our assets.

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

We do not intend to pay cash dividends.

We have never declared or paid cash dividends on our capital stock. We currently intend to retain all available funds and any future earnings for use in the operation and expansion of our business and do not anticipate paying any cash dividends in the foreseeable future. In addition, pursuant to our Term Loan Agreement with Capital Royalty Partners, we are precluded from paying any cash dividends. Accordingly, you may have to sell some or all of your shares of our common stock in order to generate cash flow from your investment. You may not receive a gain on your investment when you sell their shares of our common stock and may lose the entire amount of your investment.

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

The price of our common stock might fluctuate significantly.*

Our common stock is listed for trading on the NASDAQ Global Market under the symbol “TNDM.” Our stock price could be subject to wide fluctuations in response to a variety of factors, including the following:

●	actual or anticipated fluctuations in our quarterly financial and operating results;

●	our actual or perceived need for additional capital to fund our operations and the potential associated dilution, including as a result of the issuance of warrants in the October Financing;

●	perceptions about our financial stability generally, and relative to our competitors, and our ability to sustain our business operations long term;

●	the reaction of investors to our conclusion that there is substantial doubt about our ability to continue as a going concern;

●	overall performance of the equity markets;

●	speculative trading practices of market participants;

●	perceptions about the market acceptance of our products and the recognition of our brand;

●

introduction of proposed products or technologies, or announcements of significant contracts, acquisitions or divestitures by us or our competitors, including the announcement that Johnson & Johnson intends to exit the insulin pump business;

●	legislative, political or regulatory developments;

●	issuance of securities analysts’ reports or recommendations;

●	additions or departures of key personnel;

●	threatened or actual litigation and government investigations;

●	sale of shares of our common stock by us or members of our management; and

●	general economic conditions.

These and other factors might cause the market price of our common stock to fluctuate substantially, which may negatively affect the liquidity of our common stock. In addition, in recent years, the stock market has experienced significant price and volume fluctuations. This volatility has had a significant impact on the market price of securities issued by many companies across many industries. The changes frequently appear to occur without regard to the operating performance of the affected companies. Accordingly, the price of our common stock could fluctuate based upon factors that have little or nothing to do with our company, and these fluctuations could materially reduce the market price of our common stock and the value of the warrants.

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

Future sales, or the perception of future sales, of shares of our common stock could materially reduce the market price of our common stock.*

Sales of our common stock, or the perception in the market that the holders of a large number of our shares intend to sell such shares, could reduce the market price of our common stock, which would impair our ability to raise future capital through the sale of additional equity securities. A substantial number of the outstanding shares of our common stock are freely tradable without restriction or further registration under the Securities Act. After taking in consideration the impact of a 1-for-10 reverse stock split that we effected on October 9, 2017, we had outstanding 10,118,659 shares of common stock as of October 23, 2017, of which approximately 1,322,789 shares are restricted securities that may be sold only in accordance with the resale restrictions under Rule 144 of the Securities Act. In addition, as of October 23, 2017, we had outstanding options to purchase 933,953 shares of common stock and warrants to purchase 9,552,753 shares of common stock that, if exercised, will result in these additional shares becoming available for sale. As of October 23, 2017, there were also 37,536 shares of our common stock reserved for future grant or issuance under our 2013 Stock Incentive Plan.

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

In the future, we may issue additional securities if we need to raise more capital. In particular, management currently believes that it will be necessary for us to raise additional funding. For example, we previously announced an up to $15 million “at-the-market” public offering of shares of our common stock. In the three months ended September 30, 2017, we had sold approximately $4.3 million of shares of common stock pursuant to our ATM offering and, accordingly, we may sell up to an additional of approximately $10.7 million shares of common stock in our ATM offering, subject to contractual limitations. The number of new shares of our common stock issued in connection with raising additional capital could constitute a material portion of the then-outstanding shares of our common stock.

There is no public market for the warrants to purchase shares of our common stock.*

There is no established public trading market for the outstanding warrants to purchase common stock , and we do not expect a market to develop. In addition, we do not intend to apply for the listing of the warrants on any national securities exchange or other trading market. Without an active market, we expect the liquidity of the warrants will be limited.

Holders of our warrants will generally not have rights as a common stockholder until such holders exercise their warrants and acquire our common stock.*

Except as set forth in the warrants, holders of warrants acquire shares of our common stock upon exercise of the warrants, holders of warrants will generally not have rights with respect to the shares of our common stock underlying such warrants. Upon exercise of the warrants, the holders thereof will be entitled to exercise the rights of a common stockholder only as to matters for which the record date occurs after the exercise date.

Due to the speculative nature of warrants, there is no guarantee that it will ever be profitable for investors in the offering to exercise their warrants.*

Investors in the October Financing may exercise their right to acquire the shares of common stock underlying their Series A warrants at any time after the date of issuance by paying an exercise price of $3.50 per share, prior to their expiration on the date that is five years from the date of issuance, after which date any unexercised Series A warrants will expire and have no further value. Investors in the October Financing may exercise their right to acquire the shares of common stock underlying their Series B warrants at any time after the date of issuance by paying an exercise price of $3.50 per share, prior to their expiration on the date that is six months from the date of issuance, after which date any unexercised Series B warrants will expire and have no further value. There can be no assurance that the market price of our common stock will ever equal or exceed the exercise price of the warrants, and, consequently, whether it will ever be profitable for investors to exercise their warrants.

Significant holders or beneficial holders of our common stock may not be permitted to exercise warrants that they hold.*

The terms of our Series A warrants and Series B warrants offered in the October Financing prohibit a holder from exercising its warrants if doing so would result in such holder (together with such holder's affiliates) beneficially owning more than 4.99% (which threshold may be decreased or increased, but not above 9.99%, at the election of the holder upon prior written notice to us) of the number of shares of common stock outstanding immediately after giving effect to the exercise, as such percentage ownership is determined in accordance with the terms of the warrants. As a result, a warrant holder may not be able to exercise the warrants for shares of our common stock at a time when it would be financially beneficial for a warrant holder to do so. In such circumstance, a warrant holder could seek to sell the warrants to realize value, but may be unable to do so.

If we are unable to comply with certain continued listing requirements of NASDAQ, our common stock would be delisted from NASDAQ.*

Our common stock is currently listed on NASDAQ. In order to maintain this listing, we must satisfy minimum continued listing requirements and standards, including a minimum closing bid price requirement for our common stock. On June 14, 2017, we received notice that we had failed to meet minimum closing bid price requirement of $1.00 per share for 30 consecutive business days, which could subject our common stock to delisting. On October 24, 2017, we received notice from NASDAQ that for the 10 consecutive business days, from October 10, 2017 to October 23, 2017, our closing bid price for our common stock had been at least $1.00 per share or greater. Accordingly, we regained compliance under the NASDAQ minimum continued listing requirements.  However, due to the volatility of our stock price, we cannot assure you that we will continue to satisfy the NASDAQ continued listing requirements.

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

Our recently implemented reverse stock split may decrease the liquidity of our common stock and result in higher transaction costs.*

The liquidity of our common stock may be negatively impacted by our implementation of a 1-for-10 reverse stock split on October 9, 2017, given the significantly reduced number of shares that are now issued and outstanding after the reverse stock split, and because our stock price did not increase commensurate with the ratio of the reverse stock split. In addition, as a result of our reverse stock split, we now have a greater number of stockholders who own “odd lots” of fewer than 100 shares of our common stock. Brokerage commission and other costs of transactions for the sale of odd lots are generally higher than the costs of transactions of more than 100 shares of common stock. Accordingly, a reverse stock split may not achieve the desired results of increasing marketability and liquidity of our common stock.

The effective increase in the authorized number of shares of our common stock as a result of our reverse stock split could have anti-takeover implications and result in further dilution to our existing stockholders.*

In connection with the recent implementation of the reverse stock split, we maintained the total number of authorized shares of our common stock. The combination of a reverse stock split of our issued and outstanding shares, and maintaining the number of our authorized shares, has significantly increased our authorized shares relative to our issued and outstanding shares. This effective increase in the number of authorized shares will allow us to sell additional shares of our common stock (or securities convertible or exchangeable for our common stock), which would result in further dilution of our current stockholders. In addition, the effective increase in the number of authorized shares could, under certain circumstances, have anti-takeover implications. For example, the additional shares of common stock that have become available for issuance could be used by us to oppose a hostile takeover attempt or to delay or prevent changes in control or our management. Although our reverse stock split was prompted by business and financial considerations and not by the threat of any hostile takeover attempt, stockholders should be aware that our reverse stock split could facilitate future efforts by us to deter or prevent changes in control, including transactions in which our stockholders might otherwise receive a premium for their shares over then-current market prices.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3.	Defaults Upon Senior Securities

None.

Item 4.	Mine Safety Disclosures

Not applicable.

Item 5.	Other Information

None.

Item 6.	Exhibits

		Incorporated by Reference				Provided Herewith
Exhibit Number	Exhibit Description	Form	File No.	Date of First Filing	Exhibit Number
3.1	Amended and Restated Certificate of Incorporation as currently in effect.	S-1/A	333-191601	1-Nov-13	3.4
3.2	Amended and Restated Bylaws as currently in effect.	S-1/A	333-191601	1-Nov-13	3.5
10.1†	Development Agreement, dated June 4, 2015, by and between Tandem Diabetes Care, Inc. and Dexcom, Inc.					X
31.1	Certification of Kim D. Blickenstaff, Chief Executive Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					X
31.2	Certification of John Cajigas, Chief Financial Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					X
32.1*	Certification of Kim D. Blickenstaff, Chief Executive Officer, pursuant to U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					X
32.2*	Certification of John Cajigas, Chief Financial Officer, pursuant to U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					X
101.INS	XBRL Instance Document.					X
101.SCH	XBRL Taxonomy Extension Schema Document.					X
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.					X
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.					X
101.LAB	XBRL Taxonomy Extension Label Linkbase Document.					X
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.					X

†	The registrant has omitted portions of the referenced exhibit pursuant to a request for confidential treatment under Rule 24b-2 promulgated under the Exchange Act.

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

Tandem Diabetes Care, Inc.

Dated: October 26, 2017	By:	/s/ Kim D. Blickenstaff
Kim D. Blickenstaff
President, Chief Executive Officer and Director (on behalf of the registrant and as the registrant’s Principal Executive Officer)

	By:	/s/ John Cajigas
John Cajigas
Executive Vice President, Chief Financial Officer and Treasurer (on behalf of the registrant and as the registrant’s Principal Financial and Accounting Officer)