Form 10-Q
period 2018-03-31
TANDEM DIABETES CARE INC
filed 2018-04-26
CIK 1438133

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended March 31, 2018

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No   ☒

As of April 23, 2018, there were 50,067,860 shares of the registrant’s Common Stock outstanding.

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements

TANDEM DIABETES CARE, INC.

CONDENSED BALANCE SHEETS

(In thousands, except par value)

	March 31,	December 31,
	2018	2017
	(Unaudited)	(Note 1)
Assets
Current assets:
Cash and cash equivalents	$62,583	$13,700
Short-term investments	9,295	479
Accounts receivable, net	13,043	20,793
Inventory, net	26,486	26,993
Prepaid and other current assets	2,936	2,191
Total current assets	114,343	64,156
Property and equipment, net	18,860	19,631
Patents, net	1,375	1,457
Restricted cash - long term	10,000	10,000
Other long-term assets	121	102
Total assets	$144,699	$95,346
Liabilities and stockholders’ equity (deficit)
Current liabilities:
Accounts payable	$3,751	$5,150
Accrued expense	3,199	2,832
Employee-related liabilities	10,510	14,488
Deferred revenue	2,875	2,526
Common stock warrants	18,061	5,432
Other current liabilities	5,315	5,657
Total current liabilities	43,711	36,085
Notes payable—long-term	76,405	76,541
Deferred rent—long-term	4,488	4,687
Other long-term liabilities	8,247	7,181
Total liabilities	132,851	124,494
Commitments and contingencies (Note 8)
Stockholders’ equity (deficit):
Common stock, $0.001 par value; 100,000 shares authorized as of March 31, 2018 and December 31, 2017, 46,636 and 10,119 shares issued and outstanding at March 31, 2018 and December 31, 2017, respectively.	47	10
Additional paid-in capital	521,958	448,455
Accumulated deficit	(510,157)	(477,613)
Total stockholders’ equity (deficit)	11,848	(29,148)
Total liabilities and stockholders’ equity (deficit)	$144,699	$95,346

See accompanying notes to unaudited condensed financial statements.

TANDEM DIABETES CARE, INC.

CONDENSED STATEMENTS OF OPERATIONS and comprehensive loss

(Unaudited)

(In thousands, except per share data)

	Three Months Ended March 31,
	2018	2017
Sales	$27,277	$18,977
Cost of sales	15,873	12,224
Gross profit	11,404	6,753
Operating expenses:
Selling, general and administrative	20,914	22,849
Research and development	5,975	5,130
Total operating expenses	26,889	27,979
Operating loss	(15,485)	(21,226)
Other income (expense), net:
Interest and other income	91	59
Interest and other expense	(3,071)	(2,625)
Change in fair value of stock warrants	(14,228)	—
Total other expense, net	(17,208)	(2,566)
Net loss	$(32,693)	$(23,792)
Other comprehensive loss:
Unrealized gain on short-term investments	$-	$1
Comprehensive loss	$(32,693)	$(23,791)
Net loss per share, basic and diluted(1)	$(1.82)	$(7.46)
Weighted average shares used to compute basic and diluted net loss per share(1)	17,993	3,189

See accompanying notes to unaudited condensed financial statements.

(1)	The issued and outstanding shares of common stock have been restated for all periods presented to reflect the effects of the 1-for-10 reverse stock split, which was effective on October 9, 2017.

TANDEM DIABETES CARE, INC.

CONDENSED STATEMENTS OF CASH FLOWS

(Unaudited)

(In thousands)

	Three Months Ended March 31,
	2018	2017
Operating activities
Net loss	$(32,693)	$(23,792)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization expense	1,493	1,428
Interest expense related to amortization of debt discount and debt issuance costs	692	294
Provision for allowance for doubtful accounts	359	307
Provision for inventory reserve	107	131
Payment in kind interest accrual of notes payable	—	405
Change in fair value of common stock warrants	14,228	—
Amortization of discount on short-term investments	59	(13)
Stock-based compensation expense	1,192	2,964
Other	148	64
Changes in operating assets and liabilities:
Accounts receivable, net	7,657	3,178
Inventory, net	342	(2,615)
Prepaid and other current assets	(745)	(468)
Other long-term assets	(18)	(43)
Accounts payable	(1,654)	(2,725)
Accrued expense	366	855
Employee-related liabilities	(3,978)	1,447
Deferred revenue	349	(1,423)
Other current liabilities	(356)	(382)
Deferred rent	(185)	(162)
Other long-term liabilities	365	(262)
Net cash used in operating activities	(12,272)	(20,812)
Investing activities
Purchase of short-term investments	(9,000)	—
Proceeds from sales and maturities of short-term investments	—	5,250
Purchase of property and equipment	(514)	(2,643)
Net cash provided by (used in) investing activities	(9,514)	2,607
Financing activities
Proceeds from public offering, net of offering costs	64,157	21,595
Proceeds from exercise of warrants	6,512	—
Proceeds from exercise of common stock	—	266
Net cash provided by financing activities	70,669	21,861
Net increase in cash and cash equivalents and restricted cash	48,883	3,656
Cash and cash equivalents and restricted cash at beginning of period	23,700	44,678
Cash and cash equivalents and restricted cash at end of period	$72,583	$48,334
Supplemental disclosures of cash flow information
Interest paid	$2,379	$1,926
Supplemental schedule of noncash investing and financing activities
Lease incentive - lessor-paid tenant improvements	$—	$1,773
Debt discount included in other long-term liabilities	$827	$2,559
Common stock warrants issued in connection with term loan	$—	$3,331
Public offering costs included in accounts payable	$129	$374
Property and equipment included in accounts payable	$217	$229

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

The Company manufactures and sells insulin pump products in the United States that are designed to address large and differentiated needs of the insulin-dependent diabetes market. The Company’s manufacturing and sales activities primarily focus on the t:slim X2 Insulin Delivery System, or t:slim X2, the next-generation flagship product that is updatable and designed to display Dexcom G5 continuous glucose monitoring, or CGM, sensor information directly on the pump Home Screen. The Company’s insulin pump products are generally considered durable medical equipment, and have an expected lifespan of at least four years. In addition to selling insulin pumps, the Company sells disposable products that are used together with the pumps and are replaced every few days, including cartridges for storing and delivering insulin, and infusion sets that connect the insulin pump to a user’s body. The Company’s insulin pump products are compatible with the Tandem Device Updater, a Mac and PC-compatible tool for the remote update of Tandem insulin pump software.

The Company began commercial sales of its first product, t:slim, in August 2012. During 2015, the Company commenced commercial sales of two additional insulin pumps: t:flex in May 2015 and t:slim G4 in September 2015. In October 2016, the Company commenced commercial sales of t:slim X2 and discontinued new sales of t:slim. In September 2017, the Company commenced commercial sales of t:slim X2 with Dexcom G5 Mobile CGM integration, or t:slim X2 with G5, and discontinued new sales of t:slim G4. The t:slim X2 hardware platform now represents nearly 100% of new pump shipments. Accordingly, the Company intends to discontinue new sales of t:flex pumps in the third quarter of 2018. The Company will continue to provide ongoing service and support to existing t:slim, t:slim G4 and t:flex customers.

In July 2016, the Company launched a Technology Upgrade Program that provided eligible t:slim and t:slim G4 customers a path to obtain t:slim X2, or, as of September 2017, t:slim X2 with G5. Participating customers had the right to exchange their original t:slim and t:slim G4 for a t:slim X2 or t:slim X2 with G5, under a variable pricing structure. The Technology Upgrade Program expired on September 30, 2017.

The Company has incurred operating losses since its inception and, as reflected in the accompanying financial statements, the Company has an accumulated deficit of $510.2 million as of March 31, 2018, which includes a net loss of $32.7 million for the three months ended March 31, 2018. The Company’s ability to achieve profitable operations primarily depends upon achieving a level of revenues adequate to support its cost structure. The Company primarily funded its operations through private and public equity and debt financing. Management expects operating losses and negative cash flows to continue for at least the next 12 months.

As of March 31, 2018, the Company had $81.9 million in cash and cash equivalents and short-term investments, which included $10.0 million of restricted cash. Management evaluated the Company’s ability to continue as a going concern within one year of the financial statements being issued and believes that the cash on hand will be sufficient to satisfy its liquidity requirements for at least the next 12 months.

The Company’s ability to continue as a going concern, meet its minimum liquidity requirements in the future or satisfy the other covenants under the Amended and Restated Term Loan Agreement with Capital Royalty Partners, or the Term Loan Agreement (see Note 6, “Term Loan Agreement”) is dependent on its ability to continue to grow the business by executing its strategy to achieve renewal pump sales objectives, develop and launch new products, increase gross profits from higher sales of infusion sets, maximize manufacturing efficiencies and leverage early investments made in the sales, clinical and marketing organization. If the Company does not achieve these objectives, it may in the future seek additional capital from public or private offerings of its capital stock or it may elect to borrow additional amounts under new credit lines or from other sources. If the Company issues equity or debt securities to raise additional funds, its existing stockholders may experience dilution, it may incur significant financing costs, and the new equity or debt securities may have rights, preferences and privileges senior to those of its existing stockholders. There can be no assurance that equity or debt financing will be available on acceptable terms, or at all.

The financial statements included in this Quarterly Report on Form 10-Q for the three months ended March 31, 2018 (the “Quarterly Report”) have been prepared on a basis that assumes that the Company will continue as a going concern, and do not include any adjustments that may result from the outcome of this uncertainty. This basis of accounting contemplates the recovery of the Company’s assets and the satisfaction of the Company’s liabilities and commitments in the normal course of business and does not include any adjustments to reflect the possible future effects of the recoverability and classification of recorded asset amounts or amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

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

Interim financial results are not necessarily indicative of results anticipated for the full year or any other period(s). These unaudited condensed financial statements should be read in conjunction with the Company’s audited financial statements and accompanying footnotes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2017 (“Annual Report”), from which the balance sheet information herein was derived. These unaudited condensed financial statements exclude disclosures required by U.S. GAAP for complete financial statements.

2. Summary of Significant Accounting Policies

There have been no material changes in our significant accounting policies during the three months ended March 31, 2018, as compared with those disclosed in the Annual Report other than adoption of the new revenue recognition standard (“Revenue from Contracts with Customers Standard”).

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

Restricted Cash

The Company recorded $10.0 million of restricted cash as of both March 31, 2018 and December 31, 2017, for the minimum cash balance requirement in connection with the Term Loan Agreement (see Note 6, “Term Loan Agreement”). In January 2018, the Company adopted new guidance from the Financial Accounting Standards Board (“FASB”)  that clarifies how entities should classify certain cash receipts and cash payments on the statement of cash flows. As a result, the restricted cash balance is now included as a component of cash and cash equivalents on the statement of cash flows in all periods presented.

Accounts Receivable

The Company grants credit to various customers in the ordinary course of business. The Company maintains an allowance for doubtful accounts for potential credit losses. Provisions are made based on historical experience, assessment of specific risk, review of outstanding invoices, and various assumptions and estimates that are believed to be reasonable under the circumstances. Uncollectible accounts are written off against the allowance after appropriate collection efforts have been exhausted and when it is deemed that a balance is uncollectible.

Fair Value of Financial Instruments

The carrying amounts of cash and cash equivalents, accounts receivable, accounts payable, accrued expense, and employee-related liabilities are reasonable estimates of their fair values because of the short-term nature of these assets and liabilities. Short-term investments are carried at fair value. Based on the borrowing rates currently available for loans with similar terms, the Company believes that the fair value of its long-term notes payable approximates its carrying value. The estimated fair value of certain of the Company’s common stock warrants is determined by using the Black-Scholes pricing model as of March 31, 2018 and December 31, 2017, as discussed in Note 5.

Revenue Recognition

Revenue is generated primarily from sales in the United States of insulin pumps, disposable cartridges and infusion sets to individual customers and third-party distributors that resell the product to insulin-dependent diabetes customers. The Company is paid directly by customers who use the products, distributors and third-party insurance payors.

In January 2018, the Company adopted Revenue from Contracts with Customers Standard that supersedes existing revenue guidance under U.S. GAAP and International Financial Reporting Standards. Pursuant to the Revenue from Contracts with Customers Standard’s core principle subsequent to January 1, 2018, the Company recognizes revenue when it transfers promised goods or services to customers in an amount that reflects the consideration to which the company expects to be entitled in exchange for those goods or services. The Company elected to implement this new standard utilizing the modified retrospective method. Under the modified retrospective approach, the Company applied the new standard to all new contracts initiated on/after the effective date, and, for contracts which had remaining obligations as of the effective date, the Company recorded an adjustment to the opening balance of accumulated deficit. The accounting for the significant majority of the Company’s revenues is not impacted by the new guidance. As a result, on January 1, 2018, the Company recorded a net reduction to accumulated deficit in the amount of $149,000, reflecting the accounting change.

Prior to the implementation of this new standard, revenue was recognized when persuasive evidence of an arrangement existed, delivery had occurred and title passed, the price was fixed or determinable, and collectability was reasonably assured.

The Company considers the individual deliverables in its product offering as separate performance obligations. The transaction price is determined based on the consideration expected to be received, based either on the stated value in contractual arrangements or the estimated cash to be collected in non-contracted arrangements. The Company allocates the consideration to the individual performance obligations and recognizes the consideration based on when the performance obligation is satisfied, considering whether or not this occurs at a point in time or over time. Generally, our insulin pumps, cartridges, infusion sets and accessories are deemed performance obligations that are satisfied upon delivery, while access to our complementary products (t:connect cloud-based data management application and the Tandem Device Updater) are considered performance obligations satisfied over the four-year warranty period of the insulin pumps. There is no standalone value for these complementary products. Therefore, the Company determines their value by applying the expected cost plus margin approach and then allocates the residual to the insulin pumps. At March 31, 2018 and December 31, 2017, $2.1 million and $2.0 million, respectively, were recorded as deferred revenue for these performance obligations that are satisfied over time.

Additionally, the Company offers a 30-day right of return to its customers from the date of shipment of any of its insulin pumps, provided a physician’s confirmation of the medical reason for the return is received. Estimated allowances for sales returns are based on historical returned quantities as compared to pump shipments in those same periods of return. The return rate is then applied to the sales of the current period to establish a reserve at the end of the period. The return rates used in the reserve are adjusted for known or expected changes in the marketplace when appropriate. Under the new guidance, the allowance for product returns is recorded as a reduction of revenue and an increase in deferred revenue in the period in which the related sale is recorded. Historically, the allowance was recorded as a reduction of revenue and accounts receivable. The amount recorded on the Company’s balance sheets for product return allowance was $0.2 million and $0.2 million at March 31, 2018 and December 31, 2017, respectively. Actual product returns have not differed materially from estimated amounts reserved in the accompanying condensed financial statements.

Warranty Reserve

The Company generally provides a four-year warranty on its insulin pumps to end user customers and may replace any pumps that do not function in accordance with the product specifications. Insulin pumps returned to the Company may be refurbished and redeployed. Additionally, the Company offers a six-month warranty on disposable cartridges and infusion sets. Estimated warranty costs are recorded at the time of shipment. Warranty costs are estimated based on the current expected product replacement cost and expected replacement rates based on historical experience. The Company evaluates the reserve quarterly and makes adjustments when appropriate. Changes to the actual replacement rates or the expected product replacement cost could have a material impact on the Company’s estimated warranty reserve.

As of March 31, 2018 and December 31, 2017, the warranty reserve was $6.1 million and $5.6 million, respectively. The following table provides a reconciliation of the change in product warranty liabilities from December 31, 2017 through March 31, 2018 (in thousands):

Balance at December 31, 2017	$5,640
Provision for warranties issued during the period	1,672
Settlements made during the period	(1,836)
Increases in warranty estimates	610
Balance at March 31, 2018	$6,086

Current portion	$2,803
Non-current portion	3,283
Total	$6,086

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

Potentially dilutive securities not included in the calculation of diluted net loss per share (because inclusion would be anti-dilutive) are as follows (in thousands, in common stock equivalent shares):

	Three Months Ended
	March 31,
	2018	2017
Warrants for common stock	7,323	-
Common stock options	419	125
ESPP	-	39
	7,742	164

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

3. Short-Term Investments

The Company invests in investment securities, principally debt instruments of financial institutions and corporations with strong credit ratings. The following represents a summary of the estimated fair value of short-term investments as of March 31, 2018 and December 31, 2017 (in thousands):

At March 31, 2018	Maturity (in years)	Amortized Cost	Unrealized Gain	Unrealized Loss	Estimated Fair Value
Available-for-sale investment securities:
Commercial paper		$8,941	$1	$(1)	$8,941
Trading securities:
Mutual funds held for nonqualified deferred compensation plan participants		355	(1)	—	354
Total		$9,296	$—	$(1)	$9,295

At December 31, 2017	Maturity (in years)	Amortized Cost	Unrealized Gain	Unrealized Loss	Estimated Fair Value
Trading securities:
Mutual funds held for nonqualified deferred compensation plan participants		$459	$20	$—	$479
Total		$459	$20	$—	$479

4. Inventory

Inventory consisted of the following as of March 31, 2018 and December 31, 2017 (in thousands):

	March 31,	December 31,
	2018	2017
Raw materials	$10,395	$10,328
Work in process	3,761	3,812
Finished goods	12,330	12,853
Total	$26,486	$26,993

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

The following table presents information about the Company’s financial assets and liabilities measured at fair value on a recurring basis as of March 31, 2018 and December 31, 2017, and indicates the fair value hierarchy of the valuation techniques utilized by the Company to determine such fair value (in thousands):

		Fair Value Measurements at
		March 31, 2018
		(Level 1)	(Level 2)	(Level 3)
Assets
Cash equivalents (1)	$64,709	$64,709	$—	$—
Commercial paper	8,941	—	8,941	—
Mutual funds held for nonqualified deferred compensation plan participants (2)	354	354	—	—
Total assets	$74,004	$65,063	$8,941	$—

Liabilities
Common stock warrants	$18,061	$—	$—	$18,061
Deferred compensation (2)	354	354	—	—
Total liabilities	$18,415	$354	$—	$18,061

		Fair Value Measurements at
		December 31, 2017
		(Level 1)	(Level 2)	(Level 3)
Assets
Cash equivalents (1)	$23,700	$23,700	$—	$—
Mutual funds held for nonqualified deferred compensation plan participants (2)	479	479	—	—
Total assets	$24,179	$24,179	$—	$—
Liabilities
Common stock warrants	$5,432	$—	$—	$5,432
Deferred compensation (2)	479	479	—	-
Total liabilities	$5,911	$479	$—	$5,432

(1)

Generally, cash equivalents include money market funds and investments with a maturity of three months or less from the date of purchase. This asset is included as a component of cash and cash equivalents on the balance sheet, of which $10.0 million is classified as restricted cash – long-term as of both March 31, 2018 and December 31, 2017.

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

The Company’s Level 2 financial instruments are valued using market prices on less active markets with observable valuation inputs such as interest rates and yield curves. The Company obtains the fair value of Level 2 financial instruments from quoted market prices, calculated prices or quotes from third-party pricing services. The Company validates these prices through independent valuation testing and review of portfolio valuations provided by the Company’s investment managers. There were no transfers between Level 1 and Level 2 assets during the three months ended March 31, 2018.

Level 3 liabilities at March 31, 2018 and December 31, 2017 include the Series A and Series B common stock warrants issued by the Company in connection with the public offering of common stock in October 2017. The Series A warrants to purchase 4,630,000 shares of the Company’s common stock have a term of five years and an exercise price of $3.50 per share. The Series B warrants to purchase 4,630,000 shares of the Company’s common stock have a term of six months and an exercise price of $3.50 per share. These warrants were initially valued at $6.5 million on the date of issuance utilizing a Black-Scholes pricing model.

The Company reassesses the fair value of the outstanding Series A and Series B warrants at each reporting date utilizing a Black-Scholes pricing model. Inputs used in the pricing model include estimates of stock price volatility, expected warrant life and risk-free interest rate. The Company develops its estimates based on publicly available historical data. The assumptions used to estimate the fair values of the common stock warrants at March 31, 2018 and December 31, 2017 are presented below:

	Series A Warrants
	March 31, 2018	December 31, 2017
Risk-free interest rate	2.6%	2.2%
Expected dividend yield	0.0%	0.0%
Expected volatility	65.2%	63.5%
Expected term (in years)	4.6	4.8

	Series B Warrants
	March 31, 2018	December 31, 2017
Risk-free interest rate	1.6%	1.4%
Expected dividend yield	0.0%	0.0%
Expected volatility	42.8%	80.3%
Expected term (in years)	0.1	0.3

The following table presents a summary of changes in fair value of the Company’s total Level 3 financial assets for the quarter ended March 31, 2018:

Balance at December 31, 2017	$5,432
Decrease in fair value from warrants exercised during the period	(1,599)
Increase in fair value included in change in fair value of common stock warrants	14,228
Balance at March 31, 2018	$18,061

During the quarter ended March 31, 2018, the Company issued 1,936,565 shares of common stock upon the exercise of Series A and Series B warrants. As a result, Series A and Series B warrants to purchase 7,323,435 common stock warrants from the October financing were outstanding as of March 31, 2018.

6. Term Loan Agreement

The Company had $82.7 million of aggregate borrowings outstanding under the Term Loan Agreement, as of both March 31, 2018 and December 31, 2017.

Under the Term Loan Agreement, interest is payable at the Company’s option, (i) in cash at a rate of 11.5% per annum, or (ii) at a rate of 9.5% of the 11.5% per annum in cash and 2.0% of the 11.5% per annum (the “PIK Loan”) to be added to the principal of the loan and subject to accruing interest. Interest-only payments are due quarterly on March 31, June 30, September 30 and December 31 of each year of the interest-only payment period, which ends on December 31, 2019. The principal balance is due in full at the end of the term of the loan, which is March 31, 2020 (the “Maturity Date”). The Company had elected to pay interest in cash at a rate of 11.5% per annum through September 30, 2015. From October 1, 2015 through December 31, 2017, the Company elected to pay interest in cash at a rate of 9.5% per annum and for a rate of 2.0% per annum to be added to the principal of the loan. As a result, $2.7 million was added to the principal of the loan during that time period (the “PIK Loans”).

The term loan is collateralized by all assets of the Company. The principal financial covenants require that the Company attain minimum annual revenues of $95.0 million in 2018 and each year thereafter until the Maturity Date.

Pursuant to Amendment No. 3 to the Term Loan Agreement (the “Third Amendment”), the Company agreed to pay, on the earlier of (i) the Maturity Date, (ii) the date that the loan under the Term Loan Agreement becomes due, and (iii) the date on which the Company makes a voluntary pre-payment of the loan, a financing fee equal to 3.0% of the sum of (x) the aggregate amount drawn under the Third Amendment, which is $50.0 million, and (y) any PIK Loans issued in relation to the Third Amendment (collectively, the “Back End Financing Fee”).

In March 2017, the Company entered into Amendment No. 4 to the Term Loan Agreement (the “Fourth Amendment”), which included a limited waiver of a potential event of default that could have resulted from the explanatory paragraph in the audit report of its independent registered public accounting firm contained in its financial statements for the year ended December 31, 2016. In consideration for the waiver, the Company agreed to: (i) issue Capital Royalty Partners ten-year warrants to purchase an aggregate of 193,788 shares of the Company’s common stock at an exercise price equal to $23.50 per share, the closing price of our common stock on the NASDAQ Global Market on the date of the Fourth Amendment, (ii) increase the Company’s minimum cash balance requirement under the Term Loan Agreement from $2.0 million to $10.0 million, (iii) provide Capital Royalty Partners the same information it makes available to its board of directors, subject to limited exceptions, and (iv) not incur additional third party indebtedness secured solely by accounts receivable, inventory and cash.

Furthermore, the Company agreed to increase the Back End Financing Fee to 5.0% of the entire aggregate principal amount of borrowings outstanding, including total PIK Loans issued, under the Term Loan Agreement, which was $82.7 million as of December 31, 2017. The Back End Financing Fee is payable at maturity of the Company’s loans and on the principal amount of any loans for which it makes an optional prepayment, and may be payable in connection with asset sales not permitted under the Term Loan Agreement or a change of control.

In February 2018, the Company entered into Amendment No. 5 to the Term Loan Agreement (the “Fifth Amendment”), which included a limited advance waiver of a potential event of default that could have resulted from a qualification regarding the Company’s ability to continue as a going concern in the audit report for the year ended December 31, 2017. The Fifth Amendment included a covenant requiring the Company to complete a financing in which gross proceeds from the sale of equity securities was at least $20.0 million, no later than August 30, 2018, which covenant was satisfied in February 2018. In addition, the Company agreed to increase the Back End Financing Fee from 5.0% to 6.0% of the entire aggregrate principal amount of borrowings outstanding, including total PIK Loans issued, under the Term Loan Agreement.

As of March 31, 2018, and December 31, 2017, the Company had accrued $5.0 million and $4.1 million for the Back End Financing Fee in other long-term liabilities and as contra-debt in notes payable-long-term on the accompanying balance sheet.

The Company treated the execution of each of the Third, Fourth and Fifth Amendments as a modification for accounting purposes. The present value of the future cash flows under these amendments did not exceed the present value of the future cash flows under the previous terms by more than 10%. The Back End Financing Fee and the remaining balance of debt issuance costs and debt discount of the loan are amortized to interest expense over the remaining term using the effective interest method.

7. Stockholders’ Equity

Public Offerings

In the first quarter of 2017, the Company completed a public offering of 1,850,000 shares of its common stock at a public offering price of $12.50 per share. The gross proceeds to the Company from the offering were $23.1 million, before deducting underwriting discounts and commissions and other offering expenses payable by the Company.

From July 2017 through September 2017, the Company sold 464,108 shares of its common stock under its “at-the-market” offering program at prices ranging from $5.64 to $10.54. The gross proceeds from the offering were $4.3 million, before deducting underwriting discounts and commissions and other offering expenses.

In October 2017, the Company completed a public offering, pursuant to which it sold 4,630,000 shares of its common stock, Series A warrants to purchase up to 4,630,000 shares of common stock and Series B warrants to purchase up to 4,630,000 shares of common stock at a public offering price of $3.50 per share and accompanying warrants. The gross proceeds from the public offering were approximately $16.2 million, before deducting underwriting discounts and commissions and other offering expenses. As of March 31, 2018, the Company had issued 1,936,565 shares of common stock upon exercise of Series A and Series B warrants, which resulted in gross proceeds to the Company of $6.5 million. Subsequent to March 31, 2018, through the expiration of the Series B warrants on April 17, 2018, an additional 3,432,555 warrants were exercised resulting in additional gross proceeds of $11.3 million.

In the first quarter of 2018, the Company completed a public offering of 34,500,000 shares of its common stock at a public offering price of $2.00 per share. The gross proceeds to the Company from the offering were $69.0 million, before deducting underwriting discounts and commissions and other offering expenses payable by the Company.

     Shares Reserved for Future Issuance

The following shares of the Company’s common stock were reserved for future issuance as of March 31, 2018 (in thousands):

Shares underlying outstanding warrants	7,616
Shares underlying outstanding stock options	1,267
Shares authorized for future equity award grants	97
Shares authorized for issuance as ESPP awards	101
9,081

   The Company did not issue any shares of its common stock upon the exercise of any form of stock warrants during the year ended December 31, 2017. The Company issued 24,406 shares of its common stock upon the exercise of stock options during the year ended December 31, 2017. The Company did not issue any shares of its common stock upon the exercise of stock options during the three months ended March 31, 2018.

The ESPP enables eligible employees to purchase shares of the Company’s common stock using their after tax payroll deductions, subject to certain conditions. Historically, offerings under the ESPP consisted of a two-year offering period with four six-month purchase periods which began in May and November of each year. The Company announced the suspension of the ESPP in May 2017 due to a lack of available shares. Therefore, no shares of the Company’s common stock were purchased under the ESPP during the three months ended March 31, 2018. There were 38,929 shares of the Company’s common stock purchased under the ESPP during the year ended December 31, 2017.

Stock-Based Compensation

The assumptions used in the Black-Scholes option-pricing model are as follows:

	Stock Option
	Three Months Ended
	March 31,
	2018	2017
Weighted average grant date fair value (per share)	$1.86	$12.50
Risk-free interest rate	2.7%	2.1%
Expected dividend yield	0.0%	0.0%
Expected volatility	61.4%	59.3%
Expected term (in years)	6.1	6.1

The following table summarizes the allocation of stock-based compensation expense (in thousands):

	Three Months Ended
	March 31,
	2018	2017
Cost of sales	$165	$229
Selling, general & administrative	912	2,461
Research and development	115	274
Total	$1,192	$2,964

The total stock-based compensation expense capitalized as part of the cost of inventory was $0.1 million and $0.2 million as of March 31, 2018 and December 31, 2017, respectively.

8. Commitments and Contingencies

From time to time, the Company may be subject to legal proceedings, disputes and other claims arising in the ordinary course of business, including actions with respect to intellectual property, employment, product liability and contractual matters. In connection with these matters, the Company regularly assesses the probability and range of possible loss based on the developments in these matters. A liability is recorded in the financial statements if it is determined that it is probable that a loss has been incurred, and that the amount or range of the loss can be reasonably estimated. Because of uncertainties related to any pending actions, the Company is currently unable to predict their ultimate outcome, and, with respect to any legal proceeding or claim where no liability has been accrued, to make a meaningful estimate of the reasonably possible loss or range of loss that could result from an unfavorable outcome. As of March 31, 2018 and December 31, 2017, there were no legal proceedings, regulatory encounters or other matters for which the negative outcome was considered probable or for which the amount or range of loss was reasonably estimable.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

You should read the following discussion and analysis together with our financial statements and related notes in Part I, Item 1 of this Quarterly Report.

This Quarterly Report contains forward-looking statements within the meaning of the federal securities laws, which statements are subject to considerable risks and uncertainties. These forward-looking statements are intended to qualify for the safe harbor from liability established by the Private Securities Litigation Reform Act of 1995. All statements included or incorporated by reference in this Quarterly Report, other than statements of historical fact, are forward-looking statements. You can identify forward-looking statements by the use of words such as “may,” “will,” “could,” “anticipate,” “expect,” “intend,” “believe,” “continue” or the negative of such terms, or other comparable terminology. Forward-looking statements also include the assumptions underlying or relating to such statements. In particular, forward-looking statements contained in this Quarterly Report may relate to, among other things, our future or assumed financial condition, results of operations, liquidity, business forecasts and plans, research and product development plans, manufacturing plans, strategic plans and objectives, capital needs and financing plans, product launches, regulatory approvals, competitive environment, and the application of accounting guidance. We caution you that the foregoing list may not include all of the forward-looking statements made in this Quarterly Report.

Our forward-looking statements are based on our management’s current assumptions and expectations about future events and trends, which affect or may affect our business, strategy, operations or financial performance. Although we believe that these forward-looking statements are based upon reasonable assumptions, they are subject to numerous known and unknown risks and uncertainties and are made in light of information currently available to us. Our actual financial condition and results could differ materially from those anticipated in these forward-looking statements as a result of various factors, including those set forth below in the section entitled “Risk Factors” in Part II, Item 1A, and elsewhere in this Quarterly Report. You should read this Quarterly Report with the understanding that our actual future financial condition and results may be materially different from and worse than what we expect.

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

Forward-looking statements speak only as of the date they were made, and, except to the extent required by law or the rules of NASDAQ, we undertake no obligation to update or review any forward-looking statement because of new information, future events or other factors.

We qualify all of our forward-looking statements by these cautionary statements.

Overview

We are a medical device company with an innovative approach to the design, development and commercialization of products for people with insulin-dependent diabetes. We believe our competitive advantage is rooted in our unique consumer-focused approach, and the incorporation of modern and innovative technology into our product offerings. Our manufacturing and sales activities primarily focus on our flagship product, t:slim X2, which is based on our proprietary technology platform. The simple-to-use t:slim X2 is the smallest durable insulin pump available, and the only pump currently available in the United States that is capable of remote feature updates, which positions us well to address the evolving needs and preferences of differentiated segments of the insulin-dependent diabetes market. By delivering innovative hardware and software solutions, as well as best-in-class customer support, we aim to improve and simplify the lives of people with diabetes and their healthcare providers. For the past five consecutive years, the Company has been ranked #1 by insulin pump users in the United States for customer support in an independent survey by dQ&A, a leading diabetes research firm.

Since the launch of our first product in August 2012 through March 2018, we have shipped more than 72,000 pumps to customers in the United States, of which over 63,000 pumps have been shipped within the four years ended March 31, 2018. We plan to begin commercialization of t:slim X2 in select geographies outside the United States, including Canada, during 2018.

We began commercial sales of our first insulin pump, t:slim, in August 2012. During 2015, we commenced commercial sales of two additional insulin pumps: t:flex in May 2015 and t:slim G4 in September 2015. In October 2016, we commenced commercial sales of t:slim X2 and discontinued new sales of t:slim. In September 2017, we commenced commercial sales of t:slim X2 integrated with the Dexcom G5 Mobile CGM system and discontinued new sales of t:slim G4. The t:slim X2 technology platform now represents nearly 100% of our new pump shipments. Accordingly, we intend to discontinue new sales of t:flex pumps in the third quarter of 2018. We will continue to provide ongoing service and support to existing t:slim, t:slim G4 and t:flex customers.

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

Our insulin pumps are compatible with the Tandem Device Updater, a revolutionary new tool that allows pump users to update their pumps’ software quickly and easily from a personal computer. The Tandem Device Updater provides our customers access to new and enhanced features and functionality faster than the industry has been able to in the past. The first use of our Tandem Device Updater was for deployment of the latest t:slim software to in-warranty t:slim pumps purchased before April 2015. In September 2017, we set a new standard of care in our industry by offering all existing t:slim X2 customers integration with the Dexcom G5 Mobile CGM system through a software update using the Tandem Device Updater. In October 2017, we announced that, subject to United States Food and Drug Administration (FDA) approval, we intend to make any new features approved by the FDA in 2018 available to all in-warranty users of t:slim X2 at no cost through the Tandem Device Updater. In the future, this tool has the potential to enable users to add other new features and functionality to their pumps, such as Automated Insulin Delivery (AID) algorithms independent of the typical four-year insurance pump reimbursement cycle.

Our innovative approach to product design and development is consumer-focused and based on our extensive market research, as we believe the user is the primary decision maker when purchasing an insulin pump. Our market research consists of interviews, focus groups and online surveys to understand what people with diabetes, their caregivers and healthcare providers are seeking in order to improve diabetes therapy management. We also apply the science of human factors to our design and development process, which seeks to optimize our devices, thereby allowing users to successfully operate them in their intended environment.

We developed our products to provide the specific features that people with insulin-dependent diabetes seek in a next-generation insulin pump. Our proprietary technology platform allows us to design the slimmest and smallest durable insulin pumps on the market, without sacrificing insulin capacity. Our platform features our patented Micro-Delivery technology, and a miniaturized pumping mechanism that draws insulin from a flexible bag within the pump’s cartridge, rather than relying on a syringe and plunger mechanism. It also features an easy-to-navigate software architecture, and a vivid color touchscreen. In addition, the t:slim X2 features an advanced Bluetooth radio capable of communicating with multiple compatible devices, such as a CGM sensor, blood glucose meter or mobile device applications. Our platform has a micro-USB connection that supports a rechargeable battery and software updates through the Tandem Device Updater, as well as uploads to t:connect Diabetes Management Application, or t:connect. t:connect is our custom cloud-based data management application that provides customers and healthcare providers a fast, easy and visual way to display therapy management data from the pump and supported blood glucose meters. In April 2017, we launched the t:connect HCP Portal, which is designed to streamline healthcare providers’ use of the original t:connect Application and improve office efficiency.

We have rapidly increased sales since our commercial launch by expanding our sales, clinical and marketing infrastructure, by developing, commercializing and marketing multiple differentiated products that utilize our proprietary technology platform and consumer-focused approach, and by providing strong customer support. In our research, approximately 86% of healthcare providers surveyed believe that providing great customer support is the most important attribute in an insulin pump manufacturer. We believe that by demonstrating our product benefits and the shortcomings of existing insulin therapies, more people will choose our insulin pumps for their therapy needs, allowing us to further penetrate and expand the market. We also believe we are positioned well to address consumers’ needs and preferences with our current products and products under development and by offering customers access to our future innovations through the Tandem Device Updater, as they are approved by the FDA. As we continue to develop differentiated products based on our proprietary technology platform, we intend to leverage a single sales, marketing and clinical organization, a shared manufacturing and supply chain infrastructure, and the expertise of our customer support services.

In 2018, we intend to commence commercial sales in select international geographies. We expect that most of our commercial sales outside the United States will be to independent distributors in select geographies who will perform all sales, customer support and training in their respective territories.

Products Under Development

Our products under development support our strategy of focusing on both consumer and clinical needs, and include AID systems, a next-generation hardware platform, and connected (mobile) health offerings. We intend to leverage our consumer-focused approach and proprietary technology platform to continue to develop products that have the features and functionalities that will allow us to target people in differentiated segments of the insulin-dependent diabetes market:

•

t:slim X2 with Basal IQ – Our first generation AID system is designed to utilize Dexcom G5 sensor values to adjust the rate of insulin delivery to help minimize the frequency and/or duration of hypoglycemic events. During 2016, we completed a feasibility study of our predictive low glucose suspend (PLGS) algorithm. The data from this feasibility study was used in an investigational device exemption (IDE) submission for a pivotal study, which was approved by the FDA in May 2017. We completed a pivotal study for our t:slim X2 with Basal IQ technology and a Dexcom G5 sensor in January 2018. The results of the pivotal study were used in our premarket approval (PMA) application that was submitted to the FDA in late February 2018. Subject to future FDA approval, our goal is to launch the t:slim X2 with Basal IQ in the summer of 2018 utilizing the Dexcom G5 sensor. More recently, Dexcom received FDA approval for their next generation G6 sensor, which has a new interoperability designation from the FDA, or integrated continuous glucose monitoring (iCGM). We are also pursuing a path to provide the iCGM compatibility for the t:slim X2 with Basal IQ.

•

t:slim X2 with Control IQ – Our second generation AID system is expected to integrate the t:slim X2 pump with the treat-to-range technology that we licensed from TypeZero Technologies LLC, as well as Dexcom’s G6 sensor. With TypeZero’s technology, our product is intended to both increase and decrease basal insulin based on a user’s predicted blood glucose levels, as well as deliver automated correction boluses. In November 2016, we announced that we are working with Dexcom and TypeZero on the integration of our technologies into the International Diabetes Closed Loop (IDCL) Trial. We anticipate that a portion of the trial will utilize a t:slim X2 integrated with TypeZero’s inControl AID algorithms, which is designed to automatically adjust a person’s insulin based on information from a Dexcom G6 sensor. We intend to use the results from this portion of the trial in a PMA submission with the FDA. We have conducted and anticipate continuing to conduct targeted pediatric studies for a future regulatory submission. Subject to both the timely completion of the IDCL Trial with a satisfactory outcome and future FDA approval, our goal is to launch this product in the first half of 2019.

•

t:sport Insulin Delivery System – This product is our next generation hardware platform that is expected to be half the size of t:slim and is being designed for people who seek even greater discretion and flexibility with the use of their insulin pump. We anticipate conducting clinical trials in 2019 and our goal is to launch this product in 2020 or 2021.

•

Connected (Mobile) Health Offerings - We are currently developing a mobile application that is being designed to utilize the capability of the Bluetooth radio to wirelessly upload pump data to t:connect, receive notification of pump alerts and alarms, integrate other health-related information from third party sources, and support future pump-control capabilities for our products under development. We intend to launch the first generation of our mobile application in 2018, with a subset of these features.

Pump Shipments

Since inception, we have derived nearly all of our sales from the shipment of insulin pumps and associated supplies in the United States. We consider the number of units shipped per quarter to be an important metric for managing our business. We have shipped more than 72,000 insulin pumps since our initial launch in August 2012, of which over 63,000 pumps were shipped within the four year period ended March 31, 2018. Pump shipments are broken down by fiscal quarter as follows:

	Pump Units Shipped for Each of the Three Months Ended in Respective Years(1)
	Total
	March 31	June 30	September 30	December 31	Total
2012	-	9	204	844	1,057
2013	852	1,363	1,851	2,406	6,472
2014	1,723	2,235	2,935	3,929	10,822
2015	2,487	3,331	3,431	6,234	15,483
2016	4,042	4,582	3,896	4,418	16,938
2017	2,816	3,427	3,868	6,950	17,061
2018	4,444	N/A	N/A	N/A	4,444

(1)

This table does not reflect returns or exchanges of pump products that occur in the ordinary course of business, nor does it reflect approximately 3,300 trade-ins fulfilled in 2016 and 2017 under the Technology Upgrade Program (discussed below) related to our commercial launch of t:slim X2.

Technology Upgrade Program

Beginning in the third quarter of 2016 through the third quarter of 2017, we offered a Technology Upgrade Program under a variable pricing structure, as a pathway for certain existing customers to obtain the t:slim X2 insulin pump. Due to the high degree of accounting complexity, the program created unpredictable financial results under U.S. GAAP for the duration of the program. The accounting treatment for the program required us to defer up to 100% of sales at the time of pump shipment and recognize them in a subsequent period, either when the upgrade was fulfilled or at the expiration of the program. We recognized the deferred amount of sales and cost of sales at the earlier of when the obligations under the program were satisfied or upon the expiration of the program. If a customer elected to participate in the program, we recognized any upgrade fees that we received and the associated costs at the time of fulfilling the given obligation. The program expired on September 30, 2017 and, therefore, has no impact on the 2018 financial results.

Historical Financial Results

For the three months ended March 31, 2018 and 2017, our sales were $27.3 million and $19.0 million, respectively. For the three months ended March 31, 2017, this included incremental net sales of $1.5 million as a result of the Technology Upgrade Program. For the three months ended March 31, 2018 and 2017, our net loss was $32.7 million and $23.8 million, respectively. Our accumulated deficit as of March 31, 2018 was $510.2 million.

Trends Impacting Financial Results

Overall, we have experienced considerable sales growth since the commercial launch of our first product in the third quarter of 2012, while incurring operating losses since our inception. Our operating results have historically fluctuated on a quarterly or annual basis, particularly in periods surrounding anticipated regulatory approvals, and the commercial launch of products by us and our competitors. In particular, customers may defer a purchasing decision if they believe that a new product may be launched in the near future. For example, we believe that our pump shipments were negatively impacted during the second half of 2016 and first half of 2017, as we announced the launches of t:slim X2 and the Technology Upgrade Program in the third quarter of 2016, and one of our competitors announced the future availability of two new products with financial incentives for adoption.

We believe that our financial condition and operating results, as well as the decision-making process of our customers, has been and will continue to be impacted by a number of general trends, including the following:

•	market acceptance of our products and competitive products by people with insulin-dependent diabetes, their caregivers and healthcare providers;

•

seasonality associated with summer vacations, annual insurance deductibles, and coinsurance requirements associated with the medical insurance plans utilized by our customers and the customers of our distributors;

•	the buying patterns of our distributors and other customers;

•	the timing of the commercialization of new products by us or our competitors;

•	changes in the competitive landscape, including as a result of companies entering or exiting the diabetes therapy market;

•	access to adequate coverage and reimbursement for our current and future products by third-party payors, and reimbursement decisions by third-party payors;

•	the magnitude and timing of any changes to our facilities, manufacturing operations and other infrastructure; and

•	anticipated and actual regulatory actions relating to our products and competitive products.

In particular, we believe the following specific factors could materially impact our business going forward:

•	continued increase in demand following the commercial launch of t:slim X2 with G5 and the demonstrated success of our Tandem Device Updater, which we expect will positively impact our sales;

•	the anticipated launch of t:slim X2 with Basal IQ in the summer of 2018, subject to future FDA approval;

•	increased opportunity to achieve customer renewals as customers become eligible for insurance reimbursement to purchase a new insulin pump at the end of the typical four year reimbursement cycle;

•

opportunity to attract Animas customers as their pumps come up for renewal, following the announcement by Johnson & Johnson that it intends to discontinue the operations of Animas and exit the insulin pump business entirely;

•	increased sales of infusion sets following the commercial launch of t:lock-compatible pump supplies in the third quarter of 2017;

•	designation by UnitedHealthcare in July 2016 of one of our competitors as their preferred, in-network durable medical equipment provider of insulin pumps for most customers over the age of 18; and

•	international expansion in select geographies, including Canada, in the second half of 2018.

For 2018, in addition to working to achieve our sales growth expectations, we intend to continue to leverage our infrastructure investments to realize additional manufacturing cost efficiencies to improve our operating margins, including costs associated with our international launch plans. We believe we can ultimately achieve profitability by driving incremental sales growth, meeting our pump renewal sales objectives, increasing gross profits from larger sales of infusion sets, maximizing manufacturing efficiencies on increased production volumes and leveraging the investments made in our sales, clinical, marketing and customer support organizations.

Recent Developments

Regulatory Submission

In February 2018, we announced results from a pivotal study of the t:slim X2 with Basal IQ technology, a PLGS feature. Data showed that the system achieved the primary outcome of reducing time spent in hypoglycemia compared to sensor-augmented pump therapy alone. The results of the pivotal study were used in our PMA that was submitted to the FDA in late February 2018. Subject to future FDA approval, our goal is to launch the t:slim X2 with Basal IQ in the summer of 2018.

Registered Public Offerings

In February 2018, we completed a registered public offering of 34.5 million shares of common stock resulting in gross proceeds to us of approximately $69.0 million, before deducting underwriting discounts and commissions and other offering expenses payable by us, or the February Financing.

In October 2017, we completed a registered public offering of 4.6 million shares of our common stock, Series A warrants to purchase up to 4.6 million shares of our common stock and Series B warrants to purchase up to 4.6 million shares of our common stock at a public offering price of $3.50 per share and accompanying warrants, which we refer to as the October Financing. The October Financing resulted in gross proceeds to us of approximately $16.2 million, before deducting underwriting discounts and commissions and other offering expenses payable by us. The Series A warrants have an exercise price of $3.50 per share, are immediately exercisable, and will expire on the 5-year anniversary of the date of issuance. The Series B warrants have an exercise price of $3.50 per share, are immediately exercisable, and will expire on the 6-month anniversary of the date of issuance. Through March 31, 2018, we received gross proceeds of $6.5 million from the exercise of 1.9 million Series A and Series B warrants. Subsequent to March 31, 2018, through the expiration of the Series B warrants on April 17, 2018 an additional 3.4 million warrants were exercised resulting in additional gross proceeds of $11.3 million.

Term Loan Agreement

We have entered into the Term Loan Agreement with Capital Royalty Partners. As of March 31, 2018, we had $82.7 million of aggregate borrowings outstanding under the Term Loan Agreement. On February 6, 2018, we entered into the Fifth Amendment, which included a limited advance waiver of a potential event of default that could have resulted from a qualification regarding our ability to continue as a going concern in the audit report for the year ended December 31, 2017. The Fifth Amendment also included a covenant requiring us to complete a financing in which our gross proceeds from the sale of equity securities was at least $20.0 million, no later than August 30, 2018. We satisfied this covenant with the completion of the February Financing. For additional information about the Term Loan Agreement, see the section entitled “Indebtedness” below.

International Expansion

In preparation for a commercial launch outside the United States in the second half of 2018, we have filed for the necessary regulatory approvals of our t:slim X2 pump with Dexcom G5 integration in select geographies. In addition, we have also recently entered into distribution agreements with independent distibutors for markets in Australia, New Zealand, Italy and Scandinavia.

Leverage from Technology Platform

We believe we can ultimately achieve profitability because our proprietary technology platform will allow us to maximize efficiencies in the development, production, sale and marketing of multiple differentiated products. By offering products that are all based on our proprietary technology platform, in combination with the flexibility provided by the Tandem Device Updater, we believe we can develop and bring to market products and functionality more rapidly, while significantly reducing our per-unit design and development costs. Due to shared product design features, our production system is adaptable to new products and we intend to leverage our shared manufacturing infrastructure to drive operational efficiencies. Further, we expect to continue to increase production volume and to reduce the per-unit production overhead cost for our pump products and their associated disposable cartridges over time. We anticipate that the transition to our recently launched t:lock Connector will continue to increase our sales of infusion sets. By expanding our product offerings to address the varying needs among people in different segments of the large and growing insulin-dependent diabetes market, we believe we can increase the productivity of our sales, clinical and marketing organization, as well as our customer support infrastructure, thereby improving our operating margin over the long term.

Components of Results of Operations

Sales

We offer products for people with insulin-dependent diabetes. We commenced commercial sales of t:slim in the United States in the third quarter of 2012. We launched our second insulin pump product, t:flex, in the second quarter of 2015, and launched our third insulin pump product, t:slim G4, in the third quarter of 2015. In October 2016, we began shipping t:slim X2, our next generation flagship product, at which time we discontinued sales of t:slim. In August 2017, we commenced commercial sales of t:slim X2 with G5 and discontinued new sales of t:slim G4. The t:slim X2 hardware platform now represents nearly 100% of our new pump shipments. Accordingly, we intend to discontinue new sales of t:flex in the third quarter of 2018. Our products also include disposable cartridges and infusion sets. In addition, we offer accessories including protective cases, belt clips, and power adapters, although such sales are not significant.

We primarily sell our products through national and regional distributors in the United States on a non-exclusive basis. These distributors are generally providers of medical equipment and supplies to individuals with diabetes. Our primary end customers are people with insulin-dependent diabetes. Similar to other durable medical equipment, the primary payor is generally a third-party insurance carrier and the customer is usually responsible for any medical insurance plan copay or coinsurance requirements. We believe our existing sales, clinical and marketing infrastructure will allow us to continue to increase sales by allowing us to promote our products to a greater number of potential customers, caregivers and healthcare providers.

In 2018, we intend to commence commercial sales in select international geographies. We expect that most of our commercial sales outside the United States will be to independent distributors in select geographies who will perform all sales, customer support and training in their respective territories.  Historically we have experienced consistent levels of reimbursement for our products in the United States, but the average sales price will vary in international markets based on economic factors, such as the nature of the reimbursement environment, government regulations and the extent to which we rely on distributor relationships to provide sales, clinical and marketing support.

In general, we have experienced, and expect to continue to experience, product shipments being weighted heavily towards the second half of the year, with the highest percentage of product shipments expected in the fourth quarter of the year. Consistent with prior results, we also expect product shipments from the fourth quarter to the following first quarter to decrease significantly.

In addition, our quarterly sales have fluctuated, and may continue to fluctuate, substantially in the periods surrounding anticipated and actual regulatory approvals and commercial launches of new products by us or our competitors. For instance, customers may defer a purchasing decision if they believe that a new product may be launched in the future. Additionally, upon the announcement of FDA approval or commercial launch of a new product, either by us or one of our competitors, potential new customers may reconsider their purchasing decision or take additional time to consider the anticipated or new approval or product launch in their purchasing decision. For example, we believe that our pump shipments were negatively impacted during the second half of 2016 and first half of 2017, as we announced the launches of t:slim X2 and the Technology Upgrade Program in the third quarter of 2016, and one of our competitors announced the future availability of two new products with financial incentives for adoption. However, we are not able to quantify the extent of the impact of these or similar events, including the launch of t:slim X2 with G5 and the transition to our t:lock Connector in the third quarter of 2017, on future purchasing decisions.

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

We expect our overall gross margin percentage, which for any given period is calculated as sales less cost of sales divided by sales, to improve over the long term, as our sales increase and we have more opportunities to spread our overhead costs over larger production volumes. We expect we will be able to leverage our manufacturing cost structure across our products that utilize the same proprietary technology platform and manufacturing infrastructure, and will be able to further reduce costs with increased automation, process improvements and raw materials cost reductions. We also expect our warranty costs to decrease as we release product features and functionality utilizing the Tandem Device Updater. However, our overall gross margin may also fluctuate in future quarterly periods as a result of numerous factors besides those associated with production volumes. Specifically, in 2017, we increased our manufacturing capacity by relocating our manufacturing operations and related functions to a new facility over a period of several quarters, which added duplicative and incremental cost for the duration of the transition. The transition was completed January 2018.

In general, we expect the gross margin on insulin pumps to be higher than the gross margin on pump-related supplies, which would be consistent with our historical experience. Other factors impacting our overall gross margin may include the changing mix of products sold with different gross margins, the changing percentage of products sold to distributors versus directly to individual customers, varying levels of reimbursement among third-party payors and in international markets, the timing and success of new regulatory approvals and product launches, warranty and training costs, and changes in our manufacturing processes, capacity, costs or output.

Selling, General and Administrative

Our selling, general and administrative, or SG&A, expenses primarily consist of salary, cash-based incentive compensation, fringe benefits and non-cash stock-based compensation for our executive, financial, marketing, sales, clinical, customer care, technical services, insurance verification, regulatory affairs and administrative functions. In particular, our sales and clinical organization consisted of approximately 70 territories as of March 31, 2018. Territories are maintained by sales representatives and field clinical specialists, and supported by managed care liaisons, additional sales management and other customer support personnel. Other significant SG&A expenses include those incurred for product demonstration samples, commercialization activities associated with new product launches, travel, trade shows, outside legal fees, independent auditor fees, outside consultant fees, insurance premiums, facilities costs and information technology costs. Although we do not contemplate an increase in the number of domestic sales territories in the near term, we expect our SG&A expenses, including the cost of our customer care infrastructure, to increase as our customer base grows in the United States and international geographies. Our SG&A expenses may also increase due to costs associated with additional compliance and regulatory reporting requirements.

Research and Development

Our research and development, or R&D, activities primarily consist of engineering and research programs associated with our products under development, as well as activities associated with our core technologies and processes. R&D expenses are primarily related to employee compensation, including salary, fringe benefits, non-cash stock-based compensation and temporary employee expenses. We also incur R&D expenses for supplies, development prototypes, outside design and testing services, depreciation, allocated facilities and information services, clinical trial costs, payments under our licensing, development and commercialization agreements and other indirect costs. We expect our R&D expenses to increase as we advance our products under development and develop new products and technologies.

Other Income and Expense

Our other income and expense primarily consists of changes in the fair value of the Series A and Series B warrants issued in the October Financing, as well as interest expense and amortization of debt discount and issuance costs associated with the Term Loan Agreement. As of March 31, 2018, there was $14.2 million of expense associated with the change in fair value of Series A and Series B warrants. There was no expense associated with the change in fair value of Series A and Series B warrants in 2017. As of March 31, 2018 and 2017, there was $82.7 million and $81.5 million, respectively, of outstanding principal under the Term Loan Agreement, which accrues interest at a coupon rate of 11.5% per annum (see the section below entitled “Indebtedness”). We expect other income and expense to fluctuate quarterly due to revaluations of the outstanding common stock warrants which expire in the fourth quarter of 2022.

Results of Operations

	Three Months Ended
	March 31,
(in thousands, except percentages)	2018	2017
Sales	$27,277	$18,977
Cost of sales	15,873	12,224
Gross profit	11,404	6,753
Gross margin	42%	36%
Operating expenses:
Selling, general and administrative	20,914	22,849
Research and development	5,975	5,130
Total operating expenses	26,889	27,979
Operating loss	(15,485)	(21,226)
Other income (expense), net:
Interest and other income	91	59
Interest and other expense	(3,071)	(2,625)
Change in fair value of stock warrants	(14,228)	-
Total other expense, net	(17,208)	(2,566)
Net loss	$(32,693)	$(23,792)

Comparison of the Three Months Ended March 31, 2018 and 2017

Sales. For the three months ended March 31, 2018, sales were $27.3 million. Sales were $19.0 million for the same period in 2017, which included incremental net sales of $1.5 million as a result of the Technology Upgrade Program.

Sales of insulin pumps were $17.1 million and $12.5 million, respectively, for the three months ended March 31, 2018 and 2017. For the three months ended March 31, 2018, sales of pump-related supplies were $10.2 million, of which $6.9 million were sales of infusion sets and $3.2 million were sales of cartridges. For the three months ended March 31, 2017, sales of pump-related supplies were $6.4 million, of which $3.4 million were sales of infusion sets and $2.9 million were sales of cartridges. Sales of accessories were not significant in either of the reported periods.

The increase in sales was primarily driven by a 58% increase in pump shipments from 2,816 in 2017 to 4,444 in 2018 driven by the August 2017 launch of t:slim X2 with G5 and the changing competitive environment. Additionally, sales from pump-related supplies increased 59% due to the September 2017 launch of infusion set products using the t:lock Connector. The ratio of the number of infusion sets shipped to the number of cartridges shipped increased to over 100% in the three months ended March 31, 2018 from 51% in the comparable quarter of the prior year.

Sales to distributors accounted for 78% and 72% of our total sales for the three months ended March 31, 2018 and 2017, respectively. Our percentage of sales to distributors versus individual customers is principally determined by the mix of customers ordering our products within the period and whether or not we have a contractual arrangement with their underlying third-party insurance payor. The percentage was particularly impacted in the three months ended March 31, 2018 by the recent launch of the t:lock Connector, which resulted in greater purchases of infusion sets by our independent distributors during the period as compared to the same period during the prior year.

Cost of Sales and Gross Profit. Our cost of sales for the three months ended March 31, 2018 was $15.9 million, resulting in gross profit of $11.4 million, compared to $12.2 million cost of sales and gross profit of $6.8 million in 2017. The gross margin for the three months ended March 31, 2018 was 42% compared to 36% in the same period in 2017.

The increase in our gross profit for the three months ended March 31, 2018 was primarily the result of the 58% increase in pump shipments, partially offset by a benefit of $0.7 million in the three months ended March 31, 2017 from the Technology Upgrade Program. Our pump products generally have higher gross margins than our pump-related supplies. Gross profit and gross margin also increased as a result of per unit manufacturing cost improvements from higher volumes and overall manufacturing efficiencies, even considering the transition to our new manufacturing facility which doubled our capacity, as well as the incremental sales from infusion sets. As a whole, other non-manufacturing costs, which primarily consist of warranty, freight and training, also reflected improvement.

The gross margin has, and will continue to be, impacted by the percentage of pump sales, which generally have higher gross margins than our pump-related supplies. However, we continue to experience an increasingly positive gross margin associated with our pump-related supplies as a whole, after first achieving a positive gross margin in the fourth quarter of 2016. We expect to continue to see improvements in the gross profit and gross margin associated with our pump-related supplies as we manufacture higher volumes of cartridges to support our growing installed base and continue to increase sales of infusion sets to distributors with the recent launch of our t:lock Connector.

Selling, General and Administrative Expenses. SG&A expenses decreased 8% to $20.9 million for the three months ended March 31, 2018 from $22.8 million for the same period in 2017.

Employee-related expenses for our SG&A functions comprise the majority of the SG&A expenses. The decrease compared to 2017 was primarily a result of a $1.5 million decline in non-cash stock-based compensation expense and a 4% decline in headcount. These declines were partially offset by an increase in incentive-based compensation. Additionally, our ongoing efforts to control other spending resulted in a net reduction of $0.9 million in travel and entertainment, facilities and outside consulting.

Research and Development Expenses. R&D expenses increased 16% to $6.0 million for the three months ended March 31, 2018 from $5.1 million for the same period in 2017. The increase in R&D expenses was primarily the result of clinical trial costs associated with t:slim X2 with Basal IQ.

Other Income and Expense. Other expense for the three months ended March 31, 2018 and 2017 was $17.2 million and $2.6 million, respectively. Other expense for the three months ended March 31, 2018 was primarily comprised of a $14.2 million revaluation loss from the change in fair value of common stock, as well as $3.1 million of interest expense associated with the Term Loan Agreement. Other expense for the three months ended March 31, 2017 was primarily comprised of interest expense associated with the Term Loan Agreement. The outstanding principal balances under the Term Loan Agreement were $82.7 million and $81.5 million as of March 31, 2018 and March 31, 2017, respectively. Other income for both periods presented was not significant.

Liquidity and Capital Resources

As of March 31, 2018, we had $81.9 million in cash and cash equivalents and short-term investments, which included $10.0 million of restricted cash as required by the Term Loan Agreement. We believe that our cash and cash equivalents and short-term investments balance is sufficient to satisfy our liquidity requirements for at least the next 12 months from the date of this filing.

Historically, our principal sources of cash have included private placements and public offerings of equity securities, the Term Loan Agreement, and cash collected from product sales. During the last 12 months, we completed the following financings:

•

In February 2018, we completed a registered public offering of 34,500,000 shares of common stock at a public offering price of $2.00 per share. The gross proceeds from the offering were approximately $69.0 million, before deducting underwriting discounts and commissions and other offering expenses.

•

In October 2017, we completed the October Financing, pursuant to which we sold 4,630,000 shares of our common stock, Series A warrants to purchase up to 4,630,000 shares of our common stock and Series B warrants to purchase up to 4,630,000 shares of our common stock at a public offering price of $3.50 per share and accompanying warrants. The gross proceeds to us from the October Financing were approximately $16.2 million, before deducting underwriting discounts and commissions and other offering expenses payable by us. In the three months ended March 31, 2018, we received proceeds of $6.5 million from the exercise of 1,936,565 outstanding Series A and Series B warrants. Subsequent to March 31, 2018, through the expiration date of the Series B warrants on April 17, 2018, an additional 3.4 million warrants were exercised resulting in additional gross proceeds of $11.3 million.

•

During the three months ended September 30, 2017, we sold 464,108 shares of common stock under our “at the market” program at prices ranging from $5.64 to $10.54. The gross proceeds to us from the offering were $4.3 million, before deducting underwriting discounts and commissions and other offering expenses payable by us.

•

In March 2017, we completed a registered public offering of 1,850,000 shares of our common stock at a public offering price of $12.50 per share. The gross proceeds to us from the offering were approximately $23.1 million, before deducting underwriting discounts and commissions and other offering expenses payable by us.

Our historical cash outflows have primarily been associated with cash used for operating activities such as the expansion and support of our sales, marketing and customer care orgnizations, an increase in our R&D activities, the acquisition of intellectual property, expenditures related to equipment and improvements used to increase our manufacturing capacity and improve our manufacturing efficiency, overall facility expansion, and other working capital needs. Additionally, we have used cash for the interest expense associated with our Term Loan Agreement.

We expect our sales performance and the resulting operating income or loss, as well as the status of each of our new product development programs, will significantly impact our cash flow from operations, liquidity position and cash management decisions. Our ability to raise additional financing may be negatively impacted by a number of factors, including our recent and projected financial results, recent changes in and volatility of our stock price, perceptions about the dilutive impact of our recent financing transactions, concerns regarding our ability to maintain the continued listing of our common stock on NASDAQ, and our current level of indebtedness and debt service costs.

The following table shows a summary of our cash flows for the three months ended March 31, 2018 and 2017:

	Three Months Ended March 31,
(in thousands)	2018	2017
Net cash provided by (used in):
Operating activities	$(12,272)	$(20,812)
Investing activities	(9,514)	2,607
Financing activities	70,669	21,861
Total	$48,883	$3,656

Operating activities. Net cash used in operating activities was $12.3 million for the three months ended March 31, 2018, compared to $20.8 million for the same period in 2017. The decrease in net cash used in operating activities was primarily associated with a reduction in net loss when adjusted for non-cash expenses, particularly the change in fair value of common stock warrants, and net changes in working capital. The net changes in working capital were primarily due to higher cash collections from higher revenues offset by the timing of annual bonus and incentive-based compensation payments.

Investing activities. Net cash used in investing activities was $9.5 million for the three months ended March 31, 2018, which was primarily related to purchases of short-term investments of $9.0 million. Net cash provided by investing activities was $2.6 million for the three months ended March 31, 2017, which was primarily related to sales and maturities of $5.3 million of short-term investments, partially offset by the purchase of $2.6 million of property and equipment.

Financing activities. Net cash provided by financing activities was $70.7 million for the three months ended March 31, 2018, which was primarily the result of net proceeds of approximately $64.2 million from the public offering of our common stock in the February Financing, as well as proceeds of $6.5 million from the exercise of Series A and Series B warrants issued in the October Financing. Net cash provided by financing activities was $21.9 million for the three months ended March 31, 2017, which was primarily the result of net proceeds of $21.6 million from a public offering of our common stock.

Our liquidity position and capital requirements are subject to fluctuation based on a number of factors, including the following:

•	our ability to generate sales, the timing of those sales and the collection of receivables from period to period;

•	the timing and amount of any additional financings, including the exercise of the warrants issued in the October Financing;

•	fluctuations in gross margins and operating margins; and

•	fluctuations in working capital.

Our primary short-term capital needs, which are subject to change, include expenditures related to:

•	support of our commercialization efforts related to our current and future products;

•	research and product development efforts, including clinical trial costs;

•	payment of interest due under the Term Loan Agreement;

•	acquisition of equipment and other fixed assets; and

•	payments under our licensing, development and commercialization agreements.

Although we believe the foregoing items reflect our most likely uses of cash in the short-term, we cannot predict with certainty all of our particular cash uses or the timing or amount of cash used. If cash generated from operations is insufficient to satisfy our working capital requirements, we may be required to sell additional equity or debt securities. There can be no assurance that equity or debt financing will be available on satisfactory terms, or at all. Further, any additional equity financing may be dilutive to stockholders, and debt financing may require debt service payments and include restrictive covenants. We may also seek to restructure or refinance our existing indebtedness, which could result in additional dilution, debt service costs and restrictive covenants.

Indebtedness

Term Loan Agreement

We had $82.7 million of aggregate borrowings outstanding under the Term Loan Agreement as of March 31, 2018 and December 31, 2017.

Under the Term Loan Agreement, interest is payable, at our option, (i) in cash at a rate of 11.5% per annum or (ii) at a rate of 9.5% of the 11.5% per annum in cash and 2.0% of the 11.5% per annum to be added to the principal of the loan and subject to accruing interest. Interest-only payments are due quarterly on March 31, June 30, September 30 and December 31 of each year of the interest-only payment period, which ends on December 31, 2019. The principal balance is due in full on the maturity date of the Term Loan Agreement, which is March 31, 2020. We had elected to pay interest in cash at a rate of 11.5% per annum through September 30, 2015. From October 1, 2015, through December 31, 2017, we elected to pay interest in cash at a rate of 9.5% per annum and to have 2.0% per annum added to the principal of the loan. As a result, $2.7 million was added to the principal of the loan since October 1, 2015, or the PIK Loans.

The loan is collateralized by all of our assets. The principal financial covenants require that we attain minimum annual revenues of $95.0 million in 2018 and each year thereafter until the end of the term of the loan.

In connection with the Third Amendment, we previously agreed to pay, on the earlier of (i) the maturity date of the Term Loan Agreement, which is March 31, 2020, (ii) the date that the loan under the Term Loan Agreement becomes due, and (iii) the date on which we make a voluntary pre-payment of the loan, a financing fee equal to 3.0% of the sum of (x) the aggregate amount drawn under the Third Amendment, and (y) any PIK Loans issued in relation to the Third Amendment, or the Back End Financing Fee.

Pursuant to the Fourth Amendment, we agreed to increase the Back End Financing Fee to 5.0% of the entire aggregate principal amount of borrowings outstanding, including total PIK Loans issued, under the Term Loan Agreement. The Back End Financing Fee is payable at maturity of our loans and on the principal amount of any loans for which we make an optional prepayment, and may be payable in connection with asset sales not permitted under the Term Loan Agreement or a change of control.

In February 2018, we entered into the Fifth Amendment, which included a limited advance waiver of a potential event of default in the event that the audit report and opinion of our independent registered public accounting firm for the year ended December 31, 2017 included an explanatory paragraph that described conditions that raised substantial doubt about our ability to continue as a going concern. The Fifth Amendment also included a covenant requiring us to complete a financing in which our gross proceeds from the sale of equity securities was at least $20.0 million, no later than August 30, 2018. We satisfied this financing covenant with the completion of the February Financing. In connection with the Fifth Amendment, we also agreed to increase the Back End Financing Fee from 5.0% to 6.0% of the entire aggregate principal amount of borrowings outstanding under the Term Loan Agreement. As of March 31, 2018, we had accrued $5.0 million for the Back End Financing Fee.

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

There have been no material changes to our critical accounting policies and estimates from the information provided in Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Critical Accounting Policies Involving Management Estimates and Assumptions,” included in the Annual Report other than adoption of the new revenue recognition standard (“Revenue from Contracts with Customers Standard”). Refer to the disclosures in the Notes to Unaudited Condensed Financial Statements.

Off-Balance Sheet Arrangements

As of March 31, 2018, we did not have any off-balance sheet arrangements.

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

Because of the short-term maturities of our financial instruments, we do not believe that an increase or decrease in market interest rates would have any significant impact on the realized value of our investment portfolio. If a 10% change in interest rates were to have occurred on March 31, 2018, this change would not have had a material effect on the fair value of our investment portfolio as of that date.

The interest rate under the Term Loan Agreement is fixed and not subject to changes in market interest rates.

Our operations are located in the United States, and nearly all of our sales since inception have been made in U.S. dollars. While we plan to begin commercialization of t:slim X2 in select geographies outside the U.S., we expect the significant majority of our sales will continue to be made in U.S. dollars for the foreseeable future.  Accordingly, we do not currently have or expect to have any material exposure to foreign currency rate fluctuations. From time to time, we may have foreign currency exchange risk associated with currency exposure related to existing assets and liabilities, committed transactions and forecasted future cash flows. In certain circumstances, we may seek to manage such foreign exchange risk by using derivative instruments such as foreign exchange forward contracts to hedge our risks. In general, we may hedge material foreign exchange exposures up to 12 months in advance. However, we may choose not to hedge some exposures for a variety of reasons including prohibitive economic costs.

Item 4.	Controls and Procedures

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities and Exchange Act of 1934, as amended, or the Exchange Act, that are designed to ensure that information required to be disclosed in our periodic and current reports that we file with the Securities and Exchange Commission, or the SEC, is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate, to allow for timely decisions regarding required disclosure. In designing and evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable and not absolute assurance of achieving the desired control objectives. In reaching a reasonable level of assurance, management necessarily is required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures. In addition, the design of any system of controls is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions. Over time, controls may become inadequate because of changes in conditions, or the degree of compliance with policies or procedures may deteriorate. Control systems can also be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the control. Because of the inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and not be detected.

As of March 31, 2018 we carried out an evaluation, under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based on this evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of March 31, 2018.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) during the quarter ended March 31, 2018 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

From time to time, we are involved in various legal proceedings, disputes and other claims arising in the ordinary course of our business, including actions with respect to intellectual property, employment, product liability and contractual matters. Although the results of legal proceedings and claims cannot be predicted with certainty, we currently believe that the final outcome of these ordinary course matters will not, individually or in the aggregate, have a material adverse effect on our business, financial position, results of operations, cash flows or future prospects. However, regardless of the outcome, legal proceedings and claims can have an adverse impact on us because of legal costs, diversion of management time and resources, and other factors.

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

The risk factors set forth below marked with an asterisk (*) next to the title contain changes to the description of the risk factors previously disclosed in Part I, Item 1A of the Annual Report.

Risks Related to our Business and our Industry

We have incurred significant operating losses since inception and cannot assure you that we will achieve profitability.*

Since our inception in January 2006, we have incurred a significant net loss. As of March 31, 2018 we had an accumulated deficit of $510.2 million. To date, we have financed our operations primarily through public and private sales of our equity securities, debt financing with Capital Royalty Partners II, L.P. and its affiliated funds, or Capital Royalty Partners, and sales of our products. We have devoted substantially all of our resources to the commercialization of our products, the scaling of our manufacturing operations and commercial organization, the research and development of our current products and products under development, and the assembly of a management team to manage our business.

We began commercial sales of our first commercial product, the t:slim Insulin Delivery System, or t:slim, in the third quarter of 2012. We began commercial sales of t:flex in the second quarter of 2015 and t:slim G4 in the third quarter of 2015. In October 2016, we discontinued new shipments of t:slim and launched t:slim X2, our next-generation flagship pump. In August 2017, we commenced commercial sales of t:slim X2 with G5 integration and discontinued new sales of t:slim G4. The t:slim X2 hardware platform now represents nearly 100% of new pump shipments. Accordingly, the Company intends to discontinue new sales of t:flex pumps in the third quarter of 2018. Since the first quarter of 2013, we have been able to manufacture and sell our insulin pump products at a cost and in volumes sufficient to allow us to achieve a positive overall gross margin. For the years ended December 31, 2017 and 2016, our gross profit was $44.1 million and $23.6 million, respectively. Although we have achieved a positive overall gross margin, we still operate at a significant net loss and expect that we will continue to do so for at least the next two years.

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

We currently rely on sales of insulin pump products to generate a significant portion of our revenue, and any factors that negatively impact sales of these products may adversely affect our business, financial condition and operating results.*

We generate a significant majority of our revenue from the sale of insulin pumps and the related insulin cartridges and infusion sets. Sales of these products may be negatively impacted by many factors, including:

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

Furthermore, sales of our products may be adversely impacted by negative perceptions regarding our financial stability relative to that of our competitors, and our ability to sustain our business operations on a long-term basis. These perceptions may cause people with insulin-dependent diabetes, their caregivers and healthcare providers, as well as independent distributors and third-party payors, to question our ability to continue to sell our products, provide customer service, support our commercial organization, and fulfill our strategic objectives. These concerns may arise from a number of factors, including our recent and projected financial results, recent changes in and volatility of our stock price, concerns regarding our ability to maintain the continued listing of our common stock on NASDAQ, perceptions about the dilutive impact of our financing transactions, our current level of indebtedness and debt service costs, the competitive environment in our industry, and uncertainties regarding the regulatory environment. Any such concerns, whether actual or perceived, could cause consumers to delay the purchase of our products or purchase competitive products.

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

In addition, the competitive environment in which we operate has resulted and may continue to result in competitive pressures on our manufacturers, suppliers, distributors, collaboration partners and other business constituents. For example, we have entered into development agreements with Dexcom, which provide us non-exclusive licenses to integrate various generations of Dexcom CGM technology with our insulin pump products. Abbott Laboratories recently launched a new blood glucose monitoring system, which competes with the Dexcom technology. Competitive pressures within our industry could negatively impact the financial condition of our business partners, impact their ability to fulfil contractual obligations to us, and result in harm to our financial condition and operating results.

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

Because the insulin-dependent diabetes market is large and growing, we anticipate companies will continue to dedicate significant resources to developing competitive products and technologies. The frequent introduction by competitors of products that are or claim to be superior to our products may create market confusion that may make it difficult to differentiate the benefits of our products over competitive products. In addition, some of our competitors employ aggressive pricing strategies, including the use of discounts, rebates, low cost product upgrades or other financial incentives that could adversely affect sales of our products. If a competitor develops a product that competes with or is perceived to be superior to our products, or if competitors continue to utilize strategies that place downward pressure on pricing within our industry, our sales may decline, our operating margins could be reduced and we may fail to meet our financial projections, which would materially and adversely affect our business, financial condition and operating results.

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

The failure of our insulin pump products to achieve and maintain market acceptance could result in us achieving sales below our expectations, which would cause our business, financial condition and operating results to be materially and adversely affected.*

Our current business strategy is highly dependent on our insulin pump products achieving and maintaining market acceptance. In order for us to sell our products to people with insulin-dependent diabetes, we must convince them, their caregivers and healthcare providers that our products are an attractive alternative to competitive products for the treatment of diabetes, including traditional insulin pump products and MDI therapies, as well as alternative insulin treatment methodologies. Market acceptance and adoption of our products depends on educating people with diabetes, as well as their caregivers and healthcare providers, about the distinct features, ease-of-use, positive lifestyle impact, and other perceived benefits of our products as compared to competitive products. If we are not successful in convincing existing and potential customers of the benefits of our products, or if we are not able to achieve the support of caregivers and healthcare providers for our products, our sales may decline or we may fail to increase our sales in line with our forecasts.

Market acceptance of our products could be negatively impacted by many factors, including:

•the failure of our products to achieve and maintain wide acceptance among people with insulin-dependent diabetes, their caregivers, healthcare providers, third-party payors and key opinion leaders in the diabetes treatment community;

•the failure of our products to provide the features and functionality that people with insulin-dependent diabetes, their caregivers and healthcare providers are seeking in insulin pump products, and to incorporate those features into our products in a timely, cost-effective and user-friendly manner;

•lack of evidence supporting the safety, ease-of-use or other perceived benefits of our products over competitive products or other currently-available insulin treatment methodologies;

•perceived risks or uncertainties associated with the use of our insulin pump products or similar products or technologies generally;

•the introduction of competitive products, technologies or treatment techniques and the rate of their acceptance as compared to our insulin pump products;

•adverse regulatory or legal actions relating to our insulin pump products or similar products or technologies;

•discounts, rebates and other financial incentives that our competitors may offer for competitive products that make them more attractive than our products; and

•results of clinical studies relating to our existing products or products under development or similar competitive products.

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

If our insulin pump products do not achieve and maintain widespread market acceptance, we may fail to achieve sales at or above our projections, in which case our business, financial condition and operating results could be materially and adversely affected.

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

Failure to secure or retain adequate coverage or reimbursement for our current products and our potential future products by third-party payors could adversely affect our business, financial condition and operating results.*

We have derived nearly all of our revenue from sales of insulin pumps, and related insulin cartridges and infusion sets, and expect to continue to do so in the foreseeable future. A substantial portion of the purchase price of an insulin pump is typically paid for by third-party payors, including private insurance companies, preferred provider organizations and other managed care providers. Future sales of our current and future products will be limited unless our customers can rely on third-party payors to pay for all or part of the associated purchase cost. Access to adequate coverage and reimbursement for our current and future products by third-party payors, both domestically and internationally, is essential to the acceptance of our products by customers.

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

We currently have contracts establishing reimbursement for our insulin pump products with approximately 176 national and regional third-party payors in the United States. While we may enter into additional contracts both domestically and internationally, with third-party payors and adding coverage for future products under our current agreements, we cannot guarantee that we will succeed in doing so or that the reimbursement contracts that we are able to negotiate will enable us to sell our products on a profitable basis. In particular, we do not have experience securing reimbursement in international markets. Also, any negative perceptions among third-party payors regarding our financial stability, including our ability to continue to sell and service our products, may make it more difficult to enter into or renew reimbursement contracts with third-party payors. In addition, existing contracts with third-party payors generally can be modified or terminated by the third-party payor without cause and with little or no notice to us. Moreover, compliance with the administrative procedures or requirements of third-party payors may result in delays in processing approvals by those third-party payors for customers to obtain coverage for our products. Failure to secure or retain adequate coverage or reimbursement for our current and future products by third-party payors, or delays in processing approvals by those payors, could result in the loss of sales, which could have a material adverse effect on our business, financial condition and operating results.

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

We have only limited experience marketing and selling our products as well as training new customers on their use. In addition, the vast majority of our existing customers are individuals with type 1 diabetes, and we have only limited experience marketing and selling our products to customers with type 2 diabetes. As a result, we expect to continue to face unexpected challenges marketing and selling t:flex, which is designed to meet the needs of customers with type 2 diabetes and/or higher insulin requirements. Accordingly, the Company intends to discontinue new sales of t:flex pumps in the third quarter of 2018.

We expect to derive nearly all of our revenue from the sale of t:slim X2 with G5, and the related insulin cartridges and infusion sets, unless and until we receive regulatory clearance or approval for other products currently under development. As a result, our financial condition and operating results are and will continue to be highly dependent on the ability of our sales and marketing organization to adequately promote, market and sell our insulin pumps and related products, and the ability of our diabetes educators to train new customers on the use of our products. If our sales and marketing representatives or diabetes educators fail to achieve their objectives, our sales could decrease or may not increase at levels that are in line with our forecasts.

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

For the year ended December 31, 2017, sales to approximately 35 independent distributors represented approximately 75% of our sales. While our goal in the United States is to ultimately reduce the percentage of our sales to independent distributors over time as we enter into contracts with additional third-party payors, we believe that a majority of our sales will continue to be to independent distributors for the foreseeable future, and it is possible that the percentage of our sales to independent distributors could even increase in the near term, particularly in light of our plans to primarily rely on independent distributors outside of the United States and Canada. For example, our dependence upon independent distributors could increase if third-party payors decide to contract with independent distributors directly in lieu of contracting with us to supply our products to their members directly. Our dependence upon independent distributors has also increased following our launch of the t:lock for our insulin cartridge, which may continue to result in greater sales of our infusion sets to distributors. Our dependence upon independent distributors could also increase if customers prefer to purchase all of their diabetes supplies through a single source, instead of purchasing pump-related products through us and other diabetes supplies through other suppliers. However, negative perceptions among independent distributors regarding our financial stability, and our ability to sustain our business operations on a long-term basis may negatively impact the willingness of our distributors to continue to do business with us. None of our independent distributors in the United States has been required to sell our products exclusively and each of them may freely sell the products of our competitors. Our distributor agreements in the United States generally have one-year initial terms with automatic one-year renewal terms, and are terminable in connection with a party’s material breach. Our distributor agreements outside the United States generally have longer initial terms and, in addition to being terminable in connection with a party’s material breach, include provisions that allow us to terminate those agreements prior to their ordinary expiration. If we are unable to maintain or expand our network of independent distributors, our sales may be negatively affected.

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

We have a limited operating history upon which to evaluate our business and forecast our future sales and operating results and may face difficulties frequently encountered by companies in competitive and rapidly-evolving markets.*

We have a limited operating history upon which to evaluate our business and forecast our future sales and operating results. We began commercial sales of t:slim in the third quarter of 2012, of t:flex in the second quarter of 2015 and of t:slim X2 with G5 in August 2017.  The t:slim X2 hardware platform now represents nearly 100% of new pump shipments. Accordingly, the Company intends to discontinue new sales of t:flex pumps in the third quarter of 2018. More recently, important industry changes such as the FDA approval and launch of new products by our competitors, and the announcement by Johnson & Johnson that it is discontinuing the operations of Animas and exiting the insulin pump business, combine to make it more difficult for us to predict our future sales and operating results. In assessing our business prospects, you should consider these factors as well as the various risks and difficulties frequently encountered by companies in competitive and rapidly evolving markets, particularly those facing emerging growth companies that manufacture and sell medical devices.

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

While our Technology Upgrade Program expired on September 30, 2017, it resulted in a number of accounting complexities that will continue to make comparisons of our historical and future financial results more difficult. In particular, during the term of the Technology Upgrade Program, U.S. GAAP prevented us from recognizing, at the time of sale, up to 100% of the sales and cost of sales associated with the sale of our insulin pumps to eligible customers. Instead, depending on the type of pump sold, we were required to defer some or all of the sales and cost of sales until a later date. In light of the expiration of the Program, we are no longer subject to these accounting deferrals. However, in evaluating our 2017 financial results through December 31, 2017, as a result of the Technology Upgrade Program we recorded incremental net sales of $5.0 million that were previously deferred, with a corresponding increase of $3.1 million in gross profit.

Despite our efforts to explain the required accounting treatment for the Technology Upgrade Program, it is possible that there may be confusion when comparing our historical and future financial results, which may cause our stock price to decline. For example, any revenue growth in 2018 on a U.S. GAAP basis is expected to be lower than the rate of growth on a product volume basis. In addition, the complexities associated with the Program may cause investors to avoid investing in our common stock until our financial results and trends are more predictable, which may also adversely impact our stock price.

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

In September 2017, following a site inspection of our Barnes Canyon facility, the FDA issued a Form 483, List of Inspectional Observations, containing two observations. Following our receipt of the Form 483, we began implementing corrective and preventive actions to fully address the FDA observations, and in October 2017, we provided a written response to the FDA. In December 2017, we received a letter from the FDA stating that our initial written response did not fully address the FDA observations, and that the FDA would address the observations during its next regularly scheduled inspection of our facilities. Following additional discussions with the FDA regarding the observations from our Barnes Canyon Facility inspection, in April 2018 we initiated a voluntary product recall involving a small subset of t:slim G4 Insulin Pumps shipped between December 16, 2016 and June 21, 2017. The total number of devices subject to the recall is 55. We have concluded that the pumps subject to this recall have a higher than normal risk of an inaccurate battery reading that could result in an unanticipated suspension of insulin delivery. It remains possible that the FDA will conclude that our corrective and preventive actions are inadequate. If the FDA is not satisfied, it may issue a warning letter to us or may take other actions, any of which could have a material adverse effect on our business.

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

We are highly dependent upon the members of our management team, as well as other key employees. Many of these individuals have been employed by us for many years, have played integral roles in the growth of our business, and will continue to provide value to us. In our industry, it is common to attract and retain executive talent and other employees with compensation packages that include a significant equity component. At this time, a substantial number of our outstanding equity awards, which generally are issued in the form of stock options, are significantly out of the money and unlikely to be exercised in the future. We have issued, and may continue to issue, additional equity incentives that we believe will enhance our ability to retain our current key employees and attract the necessary additional executive talent, although some or all of these awards may be subject to conditions including the requirement to obtain the consent of our stockholders to an increase in the number of shares reserved for issuance under our equity plan. However, even if we issue significant additional equity incentives, there can be no assurance that we will be able to attract and retain key executive talent. A loss of any of our key personnel, or our inability to hire new personnel, may have a material adverse effect on our ability to execute our business strategy.

If we are found to have violated laws protecting the confidentiality of patient health information, we could be subject to civil or criminal penalties, which could increase our liabilities and harm our reputation or our business.

There are a number of federal and state laws protecting the confidentiality and security of certain patient health information, including patient records, and restricting the use and disclosure of that protected information. In particular, the U.S. Department of Health and Human Services, or HHS, promulgated privacy and security rules under the Health Insurance Portability and Accountability Act of 1996, or HIPAA, as amended by the Health Information Technology for Economic and Clinical Health Act, or HITECH. The privacy rule protects medical records and other personal health information by limiting their use and disclosure, giving individuals the right to access, amend and seek accounting of their own health information and limiting most use and disclosures of health information to the minimum amount reasonably necessary to accomplish the intended purpose. The security rule protects protected health information, or PHI, stored electronically by requiring appropriate administrative, physical and technical safeguards to ensure the confidentiality, integrity and security of such PHI. If we, or any of our service providers, are found to be in violation of the promulgated privacy and security rules under HIPAA and HITECH, we could be subject to civil or criminal penalties, which could increase our liabilities, harm our reputation and have a material adverse effect on our business, financial condition and operating results. We may also face new risks relating to security laws and privacy rights as we begin to commercialize our products outside the United States.

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

•	foreign taxes, including withholding of payroll taxes;

•	foreign currency fluctuations, which could result in increased operating expenses and reduced revenues, and other obligations incident to doing business in another country; and

•	business interruptions resulting from geopolitical actions, including war and terrorism, or natural disasters

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

Risks Related to our Financial Results and Need for Financing

We may need to raise additional funds in the future and if we are unable to raise additional funds when necessary, we may not be able to achieve our strategic objectives.*

As of March 31, 2018, we had $81.9 million in cash, cash equivalents and short-term investments, which included $10.0 million of restricted cash. Our management expects the continued growth of our business, including the expansion of our customer care infrastructure to support our growing base of customers our plans to commence commercial sales of our products outside the United States and additional research and development activities, will continue to increase our expenses and capital needs. In addition, the amount of our future product sales is difficult to predict and actual sales may not be in line with our forecasts. Our future capital requirements will depend on many factors, including:

•	the revenue generated by sales of our insulin pump products, and the related insulin cartridges and infusion sets, and any other future products that we may develop and commercialize;

•	the gross profits and gross margin we realize from the sales we generate;

•	any proceeds we receive from the exercise of our outstanding warrants;

•	the costs associated with maintaining an appropriate sales, clinical and marketing infrastructure;

•	the expenses we incur in maintaining and enhancing our manufacturing infrastructure, including adding additional manufacturing equipment and capacity;

•	the expenses associated with developing and commercializing our proposed products or technologies;

•	the costs associated with maintaining and expanding our customer care infrastructure;

•	the cost of obtaining and maintaining regulatory clearance or approval for our products and our manufacturing facilities;

•	the cost of ongoing compliance with legal and regulatory requirements;

•	the expenses we incur in connection with potential litigation or governmental investigations;

•	our compliance with the covenants in the Term Loan Agreement;

•	anticipated or unanticipated capital expenditures; and

•	unanticipated general and administrative expenses.

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

Our operating results may fluctuate significantly from quarter to quarter.*

There has been and may continue to be meaningful variability in our operating results from quarter to quarter, as well as within each quarter, especially around the time of anticipated new product introductions by us or our competitors. Our operating results, and the variability of these operating results, will be affected by numerous factors, including:

•	our ability to increase sales and gross profit from our insulin pump products, including the related insulin cartridges and infusion sets, and to commercialize and sell our future products;

•	the number and mix of our products sold in each quarter;

•	acceptance of our products by people with insulin-dependent diabetes, their caregivers, healthcare providers and third-party payors;

•	the pricing of our products and competitive products, including the use of discounts, rebates or other financial incentives by us or our competitors;

•	the effect of third-party coverage and reimbursement policies;

•	our ability to maintain our existing infrastructure;

•	the amount of, and the timing of the payment for, insurance deductibles required to be paid by our customers and potential customers under their existing insurance plans;

•	interruption in the manufacturing or distribution of our products;

•	our ability to simultaneously manufacture multiple products that meet quality, reliability and regulatory requirements;

•	seasonality and other factors affecting the timing of purchases of our products;

•	timing of new product offerings, acquisitions, licenses or other significant events by us or our competitors;

•	results of clinical research and trials on our existing and future products;

•	the ability of our suppliers to timely provide us with an adequate supply of components that meet our requirements;

•	regulatory clearance or approvals affecting our products or those of our competitors; and

•	the timing of revenue and expense recognition associated with our product sales pursuant to applicable accounting standards.

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

As of December 31, 2017, we had $82.7 million aggregate borrowings outstanding under the Term Loan Agreement with Capital Royalty Partners. Our ability to make scheduled payments or to restructure or refinance our debt obligations depends on numerous factors, including the amount of our cash reserves at the time a scheduled payment becomes due and our actual and projected financial and operating performance. The amount of our cash reserves and our financial and operating performance are subject to certain financial and business factors, as well as prevailing economic and competitive conditions, some of which may be beyond our control. We cannot assure you that we will maintain a level of cash reserves or cash flows from operating activities sufficient to permit us to pay the principal, premium, if any, or interest on our existing or future indebtedness.

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

The terms of the Term Loan Agreement also require that we deliver audited financial statements that include an unqualified audit report to Capital Royalty Partners. If the audit report and opinion of our independent registered public accounting firm contained in our financial statements for the year ended December 31, 2017 had included an explanatory paragraph that described conditions that raised substantial doubt about our ability to continue as a going concern, it could have constituted a potential event of default under the Term Loan Agreement. Accordingly, prior to the completion of the February Financing, we entered into the Fifth Amendment, which included a limited advance waiver of such a potential event of default. The Fifth Amendment included a covenant requiring us to complete a financing in which our gross proceeds from the sale of equity securities is at least $20.0 million, no later than August 30, 2018. We satisfied this covenant with the completion of the February Financing.

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

We rely primarily on patent, trademark and trade secret laws, as well as confidentiality and non-disclosure agreements, to protect our proprietary technologies. As of March 31, 2018, our patent portfolio consisted of approximately 62 issued U.S. patents and 50 pending U.S. patent applications. Of these, our issued U.S. patents expire between approximately 2021 and 2036. We also have and are seeking patent protection for our proprietary technologies in other countries throughout the world. In addition, we have 10 U.S. trademark registrations and 13 foreign trademark registrations.

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

Risks Related to our Common Stock and Warrants

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

Effective internal controls over financial reporting are necessary for us to provide reliable financial reports and, together with adequate disclosure controls and procedures, are designed to prevent fraud. Any failure to implement required new or improved controls, or difficulties encountered in their implementation could cause us to fail to meet our reporting obligations. In addition, any testing by us conducted in connection with Section 404(a) of the Sarbanes-Oxley Act, or the subsequent testing by our independent registered public accounting firm conducted in connection with Section 404(b) of the Sarbanes-Oxley Act after we no longer qualify as an “emerging growth company” or a “smaller reporting company,” may reveal deficiencies in our internal controls over financial reporting that are deemed to be material weaknesses or that may require prospective or retroactive changes to our financial statements or identify other areas for further attention or improvement. Inferior internal controls could also cause investors to lose confidence in our reported financial information, which could have a negative effect on the trading price of our common stock.

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

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3.	Defaults Upon Senior Securities

None.

Item 4.	Mine Safety Disclosures

Not applicable.

Item 5.	Other Information

None.

Item 6.	Exhibits

		Incorporated by Reference				Provided Herewith
Exhibit Number	Exhibit Description	Form	File No.	Date of First Filing	Exhibit Number
3.1	Amended and Restated Certificate of Incorporation as currently in effect.	S-1/A	333-191601	1-Nov-13	3.4
3.2	Amended and Restated Bylaws as currently in effect.	S-1/A	333-191601	1-Nov-13	3.5
31.1	Certification of Kim D. Blickenstaff, Chief Executive Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					X
31.2	Certification of Leigh A. Vosseller, Chief Financial Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					X
32.1*	Certification of Kim D. Blickenstaff, Chief Executive Officer, pursuant to U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					X
32.2*	Certification of Leigh A. Vosseller, Chief Financial Officer, pursuant to U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					X
101.INS	XBRL Instance Document.					X
101.SCH	XBRL Taxonomy Extension Schema Document.					X
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.					X
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.					X
101.LAB	XBRL Taxonomy Extension Label Linkbase Document.					X
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.					X

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

Tandem Diabetes Care, Inc.

Dated: April 26, 2018	By:	/s/ Kim D. Blickenstaff
Kim D. Blickenstaff
President, Chief Executive Officer and Director (on behalf of the registrant and as the registrant’s Principal Executive Officer)

	By:	/s/ Leigh A. Vosseller
Leigh A. Vosseller
Senior Vice President, Chief Financial Officer and Treasurer (on behalf of the registrant and as the registrant’s Principal Financial and Accounting Officer)