Form 10-Q
period 2018-06-30
TANDEM DIABETES CARE INC
filed 2018-07-30
CIK 1438133

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended June 30, 2018

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No   ☒

As of July 26, 2018, there were 53,190,159 shares of the registrant’s Common Stock outstanding.

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements

TANDEM DIABETES CARE, INC.

CONDENSED BALANCE SHEETS

(In thousands, except par value)

	June 30,	December 31,
	2018	2017
	(Unaudited)	(Note 1)
Assets
Current assets:
Cash and cash equivalents	$50,548	$13,700
Short-term investments	35,957	479
Accounts receivable, net	13,914	20,793
Inventory, net	24,912	26,993
Prepaid and other current assets	3,012	2,191
Total current assets	128,343	64,156
Property and equipment, net	18,212	19,631
Patents, net	1,294	1,457
Restricted cash - long term	10,000	10,000
Other long-term assets	145	102
Total assets	$157,994	$95,346
Liabilities and stockholders’ equity (deficit)
Current liabilities:
Accounts payable	$3,646	$5,150
Accrued expense	4,278	2,832
Employee-related liabilities	13,641	14,488
Deferred revenue	2,964	2,526
Common stock warrants	12,291	5,432
Other current liabilities	5,687	5,657
Total current liabilities	42,507	36,085
Notes payable—long-term	77,100	76,541
Deferred rent—long-term	4,250	4,687
Other long-term liabilities	8,132	7,181
Total liabilities	131,989	124,494
Commitments and contingencies (Note 8)
Stockholders’ equity:		—
Common stock, $0.001 par value; 100,000 shares authorized as of June 30, 2018 and December 31, 2017, 53,186 and 10,119 shares issued and outstanding at June 30, 2018 and December 31, 2017, respectively.	53	10
Additional paid-in capital	595,463	448,455
Accumulated other comprehensive income	6	—
Accumulated deficit	(569,517)	(477,613)
Total stockholders’ equity (deficit)	26,005	(29,148)
Total liabilities and stockholders’ equity (deficit)	$157,994	$95,346

See accompanying notes to unaudited condensed financial statements.

TANDEM DIABETES CARE, INC.

CONDENSED STATEMENTS OF OPERATIONS and comprehensive loss

(Unaudited)

(In thousands, except per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Sales	$34,126	$21,327	$61,402	$40,303
Cost of sales	19,039	13,325	34,912	25,549
Gross profit	15,087	8,002	26,490	14,754
Operating expenses:
Selling, general and administrative	22,628	22,104	43,541	44,952
Research and development	6,456	4,866	12,431	9,996
Total operating expenses	29,084	26,970	55,972	54,948
Operating loss	(13,997)	(18,968)	(29,482)	(40,194)
Other income (expense), net:
Interest and other income	299	60	390	119
Interest and other expense	(3,112)	(2,892)	(6,184)	(5,518)
Change in fair value of stock warrants	(42,549)	—	(56,777)	—
Total other expense, net	(45,362)	(2,832)	(62,571)	(5,399)
Net loss	$(59,359)	$(21,800)	$(92,053)	$(45,593)
Other comprehensive loss:
Unrealized gain on short-term investments	$6	$—	$6	$1
Comprehensive loss	$(59,353)	$(21,800)	$(92,047)	$(45,592)
Net loss per share, basic and diluted(1)	$(1.17)	$(4.36)	$(2.32)	$(11.12)
Weighted average shares used to compute basic and diluted net loss per share(1)	50,948	5,004	39,594	4,101

See accompanying notes to unaudited condensed financial statements.

(1)	The issued and outstanding shares of common stock have been restated for all periods presented to reflect the effects of the 1-for-10 reverse stock split, which was effective on October 9, 2017.

TANDEM DIABETES CARE, INC.

CONDENSED STATEMENTS OF CASH FLOWS

(Unaudited)

(In thousands)

	Six Months Ended June 30,
	2018	2017
Operating activities
Net loss	$(92,053)	$(45,593)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization expense	2,898	3,016
Interest expense related to amortization of debt discount and debt issuance costs	1,387	817
Provision for allowance for doubtful accounts	745	417
Provision for inventory reserve	184	265
Payment in kind interest accrual of notes payable	—	817
Change in fair value of common stock warrants	56,777	—
Amortization of discount on short-term investments	298	(16)
Stock-based compensation expense	3,890	8,110
Other	151	66
Changes in operating assets and liabilities:
Accounts receivable, net	6,135	1,726
Inventory, net	1,958	(4,797)
Prepaid and other current assets	(821)	1,534
Other long-term assets	(43)	(20)
Accounts payable	(1,733)	(447)
Accrued expense	1,446	(873)
Employee-related liabilities	(848)	2,506
Deferred revenue	439	(1,350)
Other current liabilities	(49)	(850)
Deferred rent	(359)	(266)
Other long-term liabilities	603	(539)
Net cash used in operating activities	(18,995)	(35,477)
Investing activities
Purchase of short-term investments	(40,500)	—
Proceeds from sales and maturities of short-term investments	4,250	8,500
Purchase of property and equipment	(1,087)	(4,055)
Net cash provided by (used in) investing activities	(37,337)	4,445
Financing activities
Proceeds from public offering, net of offering costs	64,008	21,135
Proceeds from exercise of warrants	29,164	—
Proceeds from common stock issued under employee benefit plans	8	570
Net cash provided by financing activities	93,180	21,705
Net increase in cash and cash equivalents and restricted cash	36,848	(9,327)
Cash and cash equivalents and restricted cash at beginning of period	23,700	46,678
Cash and cash equivalents and restricted cash at end of period	$60,548	$37,351
Supplemental disclosures of cash flow information
Interest paid	$4,784	$3,882
Supplemental schedule of noncash investing and financing activities
Lease incentive - lessor-paid tenant improvements	$—	$2,784
Debt discount included in other long-term liabilities	$4,964	$4,095
Common stock warrants issued in connection with term loan	$—	$3,331
Property and equipment included in accounts payable	$92	$60

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

The Company began commercial sales of its first product, t:slim, in August 2012. During 2015, the Company commenced commercial sales of two additional insulin pumps: t:flex in May 2015 and t:slim G4 in September 2015. In October 2016, the Company commenced commercial sales of t:slim X2 and discontinued new sales of t:slim. In September 2017, the Company commenced commercial sales of t:slim X2 with Dexcom G5 Mobile CGM integration, or t:slim X2 with G5, and discontinued new sales of t:slim G4. Because the t:slim X2 hardware platform has represented nearly 100% of new pump shipments, the Company discontinued marketing and sales of new t:flex pumps in the third quarter of 2018. The Company will continue to provide ongoing service and support to existing t:slim, t:slim G4 and t:flex customers.

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

The Company has incurred operating losses since its inception and, as reflected in the accompanying financial statements, the Company has an accumulated deficit of $569.5 million as of June 30, 2018, which includes a net loss of $92.1 million for the six months ended June 30, 2018. The Company primarily funded its operations through private and public equity and debt financing. Management expects operating losses and negative cash flows to continue for at least the next 12 months.

As of June 30, 2018, the Company had $96.5 million in cash and cash equivalents and short-term investments, which included $10.0 million of restricted cash. Management believes that the cash on hand will be sufficient to satisfy its liquidity requirements for at least the next 12 months.

The Company’s ability to execute on its business strategy, meet its future liquidity requirements, satisfy the covenants under the Amended and Restated Term Loan Agreement with Capital Royalty Partners (“Term Loan Agreement”) (see Note 6, “Term Loan Agreement”) and achieve and maintain profitable operations, is dependent on a number of factors, including its ability to continue to gain market acceptance of its products and achieve a level of revenues adequate to support its cost structure, achieve renewal pump sales objectives, develop and launch new products, increase gross profits from higher sales of infusion sets, maximize manufacturing efficiencies, and leverage the investments made in its sales, clinical, marketing and customer support organizations.

The Company has primarily funded its operations through private and public equity and debt financing. The Company may in the future seek additional capital from public or private offerings of its capital stock, it may elect to repay, restructure or refinance its existing indebtedness, or it may elect to borrow additional amounts under new credit lines or from other sources. If the Company issues equity or debt securities to raise additional funds, its existing stockholders may experience dilution, it may incur significant financing costs, and the new equity or debt securities may have rights, preferences and privileges senior to those of its existing stockholders. There can be no assurance that equity or debt financing will be available on acceptable terms, or at all.

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

2. Summary of Significant Accounting Policies

There have been no material changes in our significant accounting policies during the six months ended June 30, 2018, as compared with those disclosed in the Annual Report other than adoption of the new revenue recognition standard (“Revenue from Contracts with Customers Standard”).

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

Restricted Cash

The Company recorded $10.0 million of restricted cash as of both June 30, 2018 and December 31, 2017, for the minimum cash balance requirement in connection with the Term Loan Agreement (see Note 6, “Term Loan Agreement”). In January 2018, the Company adopted new guidance from the Financial Accounting Standards Board (“FASB”)  that clarifies how entities should classify certain cash receipts and cash payments on the statement of cash flows. As a result, the restricted cash balance is now included as a component of cash and cash equivalents on the statement of cash flows in all periods presented.

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

Fair Value of Financial Instruments

The carrying amounts of cash and cash equivalents, accounts receivable, accounts payable, accrued expense, and employee-related liabilities are reasonable estimates of their fair values because of the short-term nature of these assets and liabilities. Short-term investments are carried at fair value. Based on the borrowing rates currently available for loans with similar terms, the Company believes the fair value of its long-term notes payable approximates its carrying value. The estimated fair value of certain of the Company’s common stock warrants is determined using the Black-Scholes pricing model as of June 30, 2018 and December 31, 2017 (see Note 5, “Fair Value Measurements”).

Revenue Recognition

Revenue is generated primarily from sales in the United States of insulin pumps, disposable cartridges and infusion sets to individual customers and third-party distributors that resell the product to insulin-dependent diabetes customers. The Company is paid directly by customers who use the products, distributors and third-party insurance payors.

In January 2018, the Company adopted Revenue from Contracts with Customers Standard that supersedes existing revenue guidance under U.S. GAAP and International Financial Reporting Standards. Pursuant to the Revenue from Contracts with Customers Standard’s core principle, subsequent to January 1, 2018, the Company recognizes revenue when it transfers promised goods or services to customers in an amount that reflects the consideration to which the Company expects to be entitled in exchange for those goods or services. The Company elected to implement this new standard utilizing the modified retrospective method. Under this approach, the Company applied the new standard to all new contracts initiated on or after the effective date, and, for contracts which had remaining obligations as of the effective date, the Company recorded an adjustment to the opening balance of accumulated deficit. The accounting for the significant majority of the Company’s revenues is not impacted by the new guidance. As a result, on January 1, 2018, the Company recorded a net reduction to accumulated deficit in the amount of $149,000, reflecting the accounting change.

Prior to the implementation of this new standard, revenue was recognized when persuasive evidence of an arrangement existed, delivery had occurred and title passed, the price was fixed or determinable, and collectability was reasonably assured.

The Company considers the individual deliverables in its product offering as separate performance obligations. The transaction price is determined based on the consideration expected to be received, based either on the stated value in contractual arrangements or the estimated cash to be collected in non-contracted arrangements. The Company allocates the consideration to the individual performance obligations and recognizes the consideration based on when the performance obligation is satisfied, considering whether or not this occurs at a point in time or over time. Generally, insulin pumps, cartridges, infusion sets and accessories are deemed performance obligations that are satisfied upon delivery, while access to the complementary products (t:connect cloud-based data management application and the Tandem Device Updater) are considered performance obligations satisfied over the four-year warranty period of the insulin pumps. There is no standalone value for these complementary products. Therefore, the Company determines their value by applying the expected cost plus margin approach and then allocates the residual to the insulin pumps. At June 30, 2018 and December 31, 2017, $2.3 million and $2.0 million, respectively, were recorded as deferred revenue for these performance obligations that are satisfied over time.

Additionally, the Company offers a 30-day right of return to its customers from the date of shipment of any of its insulin pumps, provided a physician’s confirmation of the medical reason for the return is received. Estimated allowances for sales returns are based on historical returned quantities as compared to pump shipments in those same periods of return. The return rate is then applied to the sales of the current period to establish a reserve at the end of the period. The return rates used in the reserve are adjusted for known or expected changes in the marketplace when appropriate. Under the new guidance, the allowance for product returns is recorded as a reduction of revenue and an increase in deferred revenue in the period in which the related sale is recorded. Historically, the allowance was recorded as a reduction of revenue and accounts receivable. The amount recorded on the Company’s balance sheets for product return allowance was $0.1 million and $0.2 million at June 30, 2018 and December 31, 2017, respectively. Actual product returns have not differed materially from estimated amounts reserved in the accompanying condensed financial statements.

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

As of June 30, 2018 and December 31, 2017, the warranty reserve was $6.3 million and $5.6 million, respectively. The following table provides a reconciliation of the change in product warranty liabilities from December 31, 2017 through June 30, 2018 (in thousands):

Balance at December 31, 2017	$5,640
Provision for warranties issued during the period	3,390
Settlements made during the period	(3,869)
Increases in warranty estimates	1,159
Balance at June 30, 2018	$6,320

Current portion	$3,152
Non-current portion	3,168
Total	$6,320

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

Potentially dilutive securities not included in the calculation of diluted net loss per share (because inclusion would be anti-dilutive) are as follows (in thousands, in common stock equivalent shares):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2018	2017(1)	2018	2017(1)
Warrants for common stock	628	-	628	-
Common stock options	2,166	-	1,852	-
ESPP	1	-	1	-
	2,795	-	2,481	-

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

In February 2016, FASB issued final guidance for lease accounting. The new accounting standard requires lessees to recognize right-of-use assets and corresponding lease liabilities for all leases with lease terms of greater than twelve months. It also changes the definition of a lease and expands the disclosure requirements of lease arrangements. The new accounting standard must be adopted using the modified retrospective approach and will be effective for the Company starting in the first quarter of fiscal 2019. Early adoption is permitted. The Company is in the process of assessing the impact of the adoption of the standard on its financial statements.

In March 2018, the FASB issued Accounting Standards Update No. 2018-05, Income taxes (Topic 740): Amendments to SEC Paragraphs Pursuant to SEC Staff Accounting Bulletin No. 118 regarding Income Tax Accounting Implications of the Tax Cuts and Jobs Act. The Company recognized the income tax effects of the 2017 Tax Act in its 2017 financial statements for which the accounting under ASC Topic 740 is incomplete, but a reasonable estimate could be determined. The tax effects of certain provisions of the 2017 Tax Act, such as the deductibility of compensation in excess of $1 million for certain employees, and limitations on executive compensation, requires further analysis. The Company is in the process of assessing the impact of the adoption of the standard on its financial statements.

3. Short-Term Investments

The Company invests in investment securities, principally debt instruments of financial institutions and corporations with strong credit ratings. The following represents a summary of the estimated fair value of short-term investments as of June 30, 2018 and December 31, 2017 (in thousands):

At June 30, 2018	Maturity (in years)	Amortized Cost	Unrealized Gain	Unrealized Loss	Estimated Fair Value
Available-for-sale investment securities:
Commercial paper	Less than 1	$35,952	$7	$(2)	$35,957
Total		$35,952	$7	$(2)	$35,957

At December 31, 2017	Maturity (in years)	Amortized Cost	Unrealized Gain	Unrealized Loss	Estimated Fair Value
Trading securities:
Mutual funds held for nonqualified deferred compensation plan participants		$459	$20	$—	$479
Total		$459	$20	$—	$479

4. Inventory

Inventory consisted of the following as of June 30, 2018 and December 31, 2017 (in thousands):

	June 30,	December 31,
	2018	2017
Raw materials	$10,265	$10,328
Work in process	3,125	3,812
Finished goods	11,522	12,853
Total	$24,912	$26,993

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

The following table presents information about the Company’s financial assets and liabilities measured at fair value on a recurring basis as of June 30, 2018 and December 31, 2017, and indicates the fair value hierarchy of the valuation techniques utilized by the Company to determine such fair value (in thousands):

		Fair Value Measurements at
		June 30, 2018
		(Level 1)	(Level 2)	(Level 3)
Assets
Cash equivalents (1)	$60,548	$60,548	$—	$—
Commercial paper	35,957	—	35,957	—
Total assets	$96,505	$60,548	$35,957	$—

Liabilities
Common stock warrants	$12,291	$—	$—	$12,291
Total liabilities	$12,291	$—	$—	$12,291

		Fair Value Measurements at
		December 31, 2017
		(Level 1)	(Level 2)	(Level 3)
Assets
Cash equivalents (1)	$23,700	$23,700	$—	$—
Mutual funds held for nonqualified deferred compensation plan participants (2)	479	479	—	—
Total assets	$24,179	$24,179	$—	$—
Liabilities
Common stock warrants	$5,432	$—	$—	$5,432
Deferred compensation (2)	479	479	—	-
Total liabilities	$5,911	$479	$—	$5,432

(1)

Generally, cash equivalents include money market funds and investments with a maturity of three months or less from the date of purchase. This asset is included as a component of cash and cash equivalents on the balance sheet, of which $10.0 million is classified as restricted cash – long-term as of both June 30, 2018 and December 31, 2017.

(2)

The deferred compensation plan was directed by the Company and structured as a Rabbi Trust for the benefit of certain executives and non-employee directors. The investment assets of the Rabbi Trust were valued using quoted market prices multiplied by the number of shares held in each trust account. The related deferred compensation liability represents the fair value of the investment assets. The Company cancelled the deferred compensation plan in 2017 and all deferred compensation amounts were distributed to participants during the quarter ended June 30, 2018.

The Company’s Level 2 financial instruments are valued using market prices on less active markets with observable valuation inputs such as interest rates and yield curves. The Company obtains the fair value of Level 2 financial instruments from quoted market prices, calculated prices or quotes from third-party pricing services. The Company validates these prices through independent valuation testing and review of portfolio valuations provided by the Company’s investment managers. There were no transfers between Level 1 and Level 2 assets during the six months ended June 30, 2018.

The Company’s Level 3 liabilities at June 30, 2018 included the Series A warrants issued by the Company in connection with its public offering of common stock in October 2017. Level 3 liabilities at December 31, 2017 included the Series A and Series B warrants issued by the Company in connection with the October 2017 offering. The Series A warrants have a term of five years and initially provided holders the right to purchase 4,630,000 shares of the Company’s common stock at an exercise price of $3.50 per share. The Series B warrants had a term of six months and initially provided holders the right to purchase 4,630,000 shares of the Company’s common stock at an exercise price of $3.50 per share. The Series A and Series B warrants were initially valued in the aggregate amount of $6.5 million on the date of issuance utilizing a Black-Scholes pricing model. As of June 30, 2018, there were Series A warrants to purchase 628,235 shares outstanding and no Series B warrants outstanding (see Note 7, “Stockholders’ Equity”).

The Company reassesses the fair value of the outstanding Series A and Series B warrants at each reporting date utilizing a Black-Scholes pricing model. Inputs used in the pricing model include estimates of stock price volatility, expected warrant life and risk-free interest rate. The Company develops its estimates based on publicly available historical data. The assumptions used to estimate the fair values of the common stock warrants at June 30, 2018 and December 31, 2017 are presented below:

	Series A Warrants
	June 30, 2018	December 31, 2017
Risk-free interest rate	2.7%	2.2%
Expected dividend yield	0.0%	0.0%
Expected volatility	80.9%	63.5%
Expected term (in years)	4.3	4.8

	Series B Warrants
	June 30, 2018	December 31, 2017
Risk-free interest rate	N/A	1.4%
Expected dividend yield	N/A	0.0%
Expected volatility	N/A	80.3%
Expected term (in years)	N/A	0.3

(1)	As of June 30, 2018, there were no Series B warrants outstanding.

The following table presents a summary of changes in the fair value of the Company’s Level 3 financial assets for the quarter ended June 30, 2018:

Balance at December 31, 2017	$5,432
Decrease in fair value from warrants exercised during the period	(49,919)
Increase in fair value included in change in fair value of common stock warrants	56,778
Balance at June 30, 2018	$12,291

During the six months ended June 30, 2018, the Company issued 8,485,871 shares of common stock upon the exercise of Series A and Series B warrants and 13,450 Series B warrants expired unexercised. As a result, there were 628,235 Series A warrants to purchase common stock from the October 2017 financing outstanding as of June 30, 2018.

6. Term Loan Agreement

The Company had $82.7 million of aggregate borrowings outstanding under the Term Loan Agreement as of June 30, 2018 and December 31, 2017, respectively.

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

In March 2017, the Company entered into Amendment No. 4 to the Term Loan Agreement (the “Fourth Amendment”), which included a limited waiver of a potential event of default that could have resulted from the explanatory paragraph in the audit report of its independent registered public accounting firm contained in its financial statements for the year ended December 31, 2016. In consideration for the waiver, the Company agreed to: (i) issue Capital Royalty Partners ten-year warrants to purchase an aggregate of 193,788 shares of the Company’s common stock at an exercise price of $23.50 per share, (ii) increase the Company’s minimum cash balance requirement under the Term Loan Agreement from $2.0 million to $10.0 million, (iii) provide Capital Royalty Partners the same information it makes available to its board of directors, subject to limited exceptions, and (iv) not incur additional third party indebtedness secured solely by accounts receivable, inventory and cash.

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

As of June 30, 2018, and December 31, 2017, the Company had accrued $5.0 million and $4.1 million for the Back End Financing Fee in other long-term liabilities and as contra-debt in notes payable-long-term on the accompanying balance sheet.

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

In October 2017, the Company completed a public offering, pursuant to which it sold 4,630,000 shares of its common stock, Series A warrants to purchase up to 4,630,000 shares and Series B warrants to purchase up to 4,630,000 shares at a public offering price of $3.50 per share and accompanying warrants. The gross proceeds from the public offering were approximately $16.2 million, before deducting underwriting discounts and commissions and other offering expenses. As of June 30, 2018, the Company had issued 8,485,871 shares upon exercise of Series A and Series B warrants, which resulted in gross proceeds to the Company of $29.2 million. As of June 30, 2018, there were 628,235 Series A warrants outstanding and no Series B warrants outstanding. During the three months ended June 30, 2018, 13,450 Series B warrants expired unexercised.

In the first quarter of 2018, the Company completed a public offering of 34,500,000 shares of its common stock at a public offering price of $2.00 per share. The gross proceeds to the Company from the offering were $69.0 million, before deducting underwriting discounts and commissions and other offering expenses payable by the Company.

     Shares Reserved for Future Issuance

The following shares of the Company’s common stock were reserved for future issuance as of June 30, 2018 (in thousands):

Shares underlying outstanding warrants	921
Shares underlying outstanding stock options	5,558
Shares authorized for future equity award grants	1,317
Shares authorized for issuance as ESPP awards	2,101
9,897

  In June 2018, the Company received approval from its stockholders to increase the number of shares of common stock reserved under the 2013 Plan by 5,500,000 shares. The Company issued 8,485,871 shares of its common stock upon the exercise of warrants, and 564 shares of its common stock upon the exercise of stock options during the six months ended June 30, 2018. The Company did not issue any shares of its common stock upon the exercise of warrants, and issued 24,406 shares of its common stock upon the exercise of stock options during the year ended December 31, 2017.

The ESPP enables eligible employees to purchase shares of common stock using their after tax payroll deductions, subject to certain conditions. Historically, offerings under the ESPP consisted of a two-year offering period with four six-month purchase periods which began in May and November of each year. The Company announced the suspension of the ESPP in May 2017 due to a lack of available shares. In June 2018, the Company received approval from its stockholders to increase the number of shares reserved for issuance under the ESPP by 2,000,000 shares. A new offering commenced under the ESPP on June 15, 2018, and the first purchase date will be November 15, 2018. As a result of the previous suspension of the ESPP, no shares of common stock were purchased under the ESPP during the six months ended June 30, 2018. There were 38,929 shares of common stock purchased under the ESPP during the year ended December 31, 2017.

Stock-Based Compensation

In June 2018, the Company issued options to purchase 811,800 shares of common stock under the 2013 Plan, which were originally granted on December 1, 2017, subject to and conditioned upon the approval by its stockholders of an increase in the number of shares authorized under the 2013 Plan. In addition, in June 2018, the Company granted options to purchase 3,339,300 shares of common stock under the 2013 Plan. These options have an exercise price equal to the closing price of the common stock on the respective grant date, and generally vest 50% on the first anniversary of the grant date, with the balance vesting monthly over the following year.

The assumptions used in the Black-Scholes option-pricing model are as follows:

	Stock Options
	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2018	2017	2018	2017
Weighted average grant date fair value (per share)	$11.97	$5.10	$11.89	$5.20
Risk-free interest rate	2.8%	1.9%	2.8%	1.9%
Expected dividend yield	0.0%	0.0%	0.0%	0.0%
Expected volatility	71.5%	60.0%	71.4%	60.0%
Expected term (in years)	5.6	6.1	5.7	6.1

	ESPP
	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2018	2017(1)		2017(1)
Weighted average grant date fair value (per share)	$9.62	N/A	$9.62	N/A
Risk-free interest rate	2.4%	N/A	2.4%	N/A
Expected dividend yield	0.0%	N/A	0.0%	N/A
Expected volatility	77.0%	N/A	77.0%	N/A
Expected term (in years)	1.3	N/A	1.3	N/A

(1)	There were no grants made pursuant to the ESPP during the three and six months ended June 30, 2017.

The following table summarizes the allocation of stock-based compensation expense (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2018	2017	2018	2017
Cost of sales	$180	$529	$345	$758
Selling, general & administrative	2,100	4,001	3,012	6,462
Research and development	418	616	533	890
Total	$2,698	$5,146	$3,890	$8,110

The total stock-based compensation expense capitalized as part of the cost of inventory was $0.2 million and $0.2 million as of June 30, 2018 and December 31, 2017, respectively.

8. Commitments and Contingencies

From time to time, the Company may be subject to legal proceedings, disputes and other claims arising in the ordinary course of business, including actions with respect to intellectual property, employment, product liability and contractual matters. In connection with these matters, the Company regularly assesses the probability and range of possible loss based on the developments in these matters. A liability is recorded in the financial statements if it is determined that it is probable that a material loss has been incurred, and that the amount or range of the loss can be reasonably estimated. Because of uncertainties related to any pending actions, the Company is currently unable to predict their ultimate outcome, and, with respect to any legal proceeding or claim where no liability has been accrued, to make a meaningful estimate of the reasonably possible loss or range of loss that could result from an adverse outcome. As of June 30, 2018 and December 31, 2017, there were no legal proceedings, disputes or other claims for which a material loss was considered probable or for which the amount or range of loss was reasonably estimable.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

You should read the following discussion and analysis together with our financial statements and related notes in Part I, Item 1 of this Quarterly Report on Form 10-Q for the quarter ended June 30, 2018, or this Quarterly Report.

This Quarterly Report contains forward-looking statements within the meaning of the federal securities laws, which statements are subject to considerable risks and uncertainties. These forward-looking statements are intended to qualify for the safe harbor from liability established by the Private Securities Litigation Reform Act of 1995. All statements included or incorporated by reference in this Quarterly Report, other than statements of historical fact, are forward-looking statements. You can identify forward-looking statements by the use of words such as “may,” “will,” “could,” “anticipate,” “expect,” “intend,” “believe,” “continue” or the negative of such terms, or other comparable terminology. Forward-looking statements also include the assumptions underlying or relating to such statements. In particular, forward-looking statements contained in this Quarterly Report may relate to, among other things, our future or assumed financial condition, results of operations, liquidity, business forecasts and plans, research and product development plans, manufacturing plans, strategic plans and objectives, capital needs and financing plans, product launches, regulatory approvals and competitive environment. We caution you that the foregoing list may not include all of the forward-looking statements made in this Quarterly Report.

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

Since the launch of our first product in August 2012 through June 2018, we have shipped nearly 78,000 pumps to customers in the United States, of which over 66,000 pumps have been shipped within the four years ended June 30, 2018. We plan to begin commercialization of t:slim X2 in select geographies outside the United States, including Canada, during the second half of 2018.

We began commercial sales of our first insulin pump, t:slim, in August 2012. During 2015, we commenced commercial sales of two additional insulin pumps: t:flex in May 2015 and t:slim G4 in September 2015. In October 2016, we commenced commercial sales of t:slim X2 and discontinued new sales of t:slim. In September 2017, we commenced commercial sales of t:slim X2 integrated with the Dexcom G5 Mobile CGM system and discontinued new sales of t:slim G4. Because the t:slim X2 technology platform has represented nearly 100% of our new pump shipments, we discontinued marketing and sales of new t:flex pumps in the third quarter of 2018. We will continue to provide ongoing service and support to existing t:slim, t:slim G4 and t:flex customers.

In June 2018, we received approval by the United States Food and Drug Administration (FDA) for t:slim X2 with Basal-IQ, our first generation Automated Insulin Delivery (AID) algorithm. We plan to commence commercial sales of this product in the third quarter of 2018. This system uses Dexcom G6® sensor values to adjust the rate of insulin delivery to help minimize the frequency and/or duration of hypoglycemic events. Recently, the FDA also created a new interoperability designation for integrated continuous glucose monitoring (iCGM) devices. Our t:slim X2 with Basal-IQ was the first insulin pump to receive approval for iCGM compatibility, which we expect will streamline the regulatory pathway for integration with future iCGM products approved by the FDA.

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

Our insulin pumps are compatible with the Tandem Device Updater, a revolutionary new tool that allows pump users to update their pumps’ software quickly and easily from a personal computer. The Tandem Device Updater provides our customers access to new and enhanced features and functionality faster than the industry has been able to in the past. The first use of our Tandem Device Updater was for deployment of the latest t:slim software to in-warranty t:slim pumps purchased before April 2015. In September 2017, we set a new standard of care in our industry by offering all existing t:slim X2 customers integration with the Dexcom G5 Mobile CGM system through a software update using the Tandem Device Updater. In October 2017, we announced that, subject to FDA approval, we intend to make any new features approved by the FDA in 2018 available to all in-warranty users of t:slim X2 at no cost through the Tandem Device Updater. This includes software featuring our new Basal-IQ technology, which was approved by the FDA in June 2018. In the future, this tool has the potential to enable users to add other new features and functionality to their pumps independent of the typical four-year insurance pump reimbursement cycle.

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

We developed our products to provide the specific features that people with insulin-dependent diabetes seek in a next-generation insulin pump. Our proprietary technology platform allows us to design the slimmest and smallest durable insulin pumps on the market, without sacrificing insulin capacity. Our platform features our patented Micro-Delivery technology, and a miniaturized pumping mechanism that draws insulin from a flexible bag within the pump’s cartridge, rather than relying on a syringe and plunger mechanism. It also features an easy-to-navigate software architecture, and a vivid color touchscreen. In addition, the t:slim X2 features an advanced Bluetooth radio capable of communicating with multiple compatible devices, such as a CGM sensor, blood glucose meter or mobile device applications. Our platform has a micro-USB connection that supports a rechargeable battery and software updates through the Tandem Device Updater, as well as uploads to t:connect Diabetes Management Application, or t:connect. t:connect is our custom cloud-based data management application that provides customers and healthcare providers a fast, easy and visual way to display therapy management data from the pump and supported blood glucose meters. In April 2017, we launched the t:connect HCP Portal, which is designed to streamline healthcare providers’ use of the original t:connect Application and improve office efficiency. Currently, t:connect and the Tandem Device Updater are only available in the United States.

We have rapidly increased sales since our commercial launch by expanding our sales, clinical and marketing organization, by developing, commercializing and marketing multiple differentiated products that utilize our proprietary technology platform and consumer-focused approach, and by providing strong customer support. In our research, approximately 86% of healthcare providers surveyed believe that providing great customer support is the most important attribute in an insulin pump manufacturer. We believe that by demonstrating our product benefits and the shortcomings of existing insulin therapies, more people will choose our insulin pumps for their therapy needs, allowing us to further penetrate and expand the market. We also believe we are positioned well to address consumers’ needs and preferences with our current products and products under development and by offering customers access to our future innovations through the Tandem Device Updater, as they are approved by the FDA. As we continue to develop differentiated products based on our proprietary technology platform, we intend to leverage a single sales, marketing and clinical organization, a shared manufacturing and supply chain infrastructure, and the expertise of our customer support services.

In the second half of 2018, we intend to commence commercial sales of our t:slim X2 with G5 integration in select international geographies. We expect that most of our commercial sales outside the United States will be to independent distributors in select geographies who will perform all sales, customer support and training in their respective territories.

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

t:slim X2 with Control IQ – Our second generation AID system is expected to integrate the t:slim X2 pump with the treat-to-range technology that we licensed from TypeZero Technologies LLC, as well as Dexcom’s G6 sensor. With TypeZero’s technology, our product is intended to both increase and decrease basal insulin based on a user’s predicted blood glucose levels, as well as deliver automated correction boluses. We are working with Dexcom and TypeZero on the integration of our technologies into the U.S. portion of the Clinical Acceptance of the Artificial Pancreas (DCLP3) portion of the International Diabetes Closed Loop (IDCL) Trial, for which enrollment began in June 2018. This trial will utilize a t:slim X2 integrated with TypeZero’s inControl AID algorithms, which is designed to automatically adjust a person’s insulin based on information from a Dexcom G6 sensor. We intend to use the results from this trial in a PMA submission with the FDA, the first module of which we intend to file in September 2018. We have also conducted and anticipate continuing to conduct targeted pediatric studies for a future regulatory submission. Subject to both the timely completion of the DCLP3 Trial with a satisfactory outcome and future FDA approval, our goal is to launch this product in the summer of 2019.

•t:slim X2 with Control IQ – Our second generation AID system is expected to integrate the t:slim X2 pump with the treat-to-range technology that we licensed from TypeZero Technologies LLC, as well as Dexcom’s G6 sensor. With TypeZero’s technology, our product is intended to both increase and decrease basal insulin based on a user’s predicted blood glucose levels, as well as deliver automated correction boluses. We are working with Dexcom and TypeZero on the integration of our technologies into the U.S. portion of the Clinical Acceptance of the Artificial Pancreas (DCLP3) portion of the International Diabetes Closed Loop (IDCL) Trial, for which enrollment began in June 2018. This trial will utilize a t:slim X2 integrated with TypeZero’s inControl AID algorithms, which is designed to automatically adjust a person’s insulin based on information from a Dexcom G6 sensor. We intend to use the results from this trial in a PMA submission with the FDA, the first module of which we intend to file in September 2018. We have also conducted and anticipate continuing to conduct targeted pediatric studies for a future regulatory submission. Subject to both the timely completion of the DCLP3 Trial with a satisfactory outcome and future FDA approval, our goal is to launch this product in the summer of 2019.

•

t:sport Insulin Delivery System – This product is our next generation hardware platform that is expected to be half the size of t:slim and is being designed for people who seek even greater discretion and flexibility with the use of their insulin pump. Subject to FDA approval, our goal is to launch this product in 2020 or 2021.

•

Connected (Mobile) Health Offerings - We are currently developing a mobile application that is being designed to utilize the capability of the Bluetooth radio to wirelessly upload pump data to t:connect, receive notification of pump alerts and alarms, integrate other health-related information from third party sources, and support future pump-control capabilities for our products under development. Subject to FDA approval, we intend to launch the first generation of our mobile application in the second half of 2018, with a subset of these features.

Pump Shipments

Since inception, we have derived nearly all of our sales from the shipment of insulin pumps and associated supplies in the United States. We consider the number of units shipped per quarter to be an important metric for managing our business. We have shipped nearly 78,000 insulin pumps since our initial launch in August 2012, of which over 66,000 pumps were shipped within the four year period ended June 30, 2018. Pump shipments are broken down by fiscal quarter as follows:

	Pump Units Shipped for Each of the Three Months Ended in Respective Years(1)
	Total
	March 31	June 30	September 30	December 31	Total
2012	-	9	204	844	1,057
2013	852	1,363	1,851	2,406	6,472
2014	1,723	2,235	2,935	3,929	10,822
2015	2,487	3,331	3,431	6,234	15,483
2016	4,042	4,582	3,896	4,418	16,938
2017	2,816	3,427	3,868	6,950	17,061
2018	4,444	5,455	N/A	N/A	9,899

(1)

This table does not reflect returns or exchanges of pump products that occur in the ordinary course of business, nor does it reflect approximately 3,300 trade-ins fulfilled in 2016 and 2017 under the Technology Upgrade Program (discussed below) related to our commercial launch of t:slim X2.

Technology Upgrade Program

Beginning in the third quarter of 2016 through the third quarter of 2017, we offered a Technology Upgrade Program under a variable pricing structure, as a pathway for certain existing customers to obtain the t:slim X2 insulin pump. Due to the high degree of accounting complexity, the program created unpredictable financial results under U.S. GAAP for the duration of the program. The accounting treatment for the program required us to defer up to 100% of sales at the time of pump shipment and recognize them in a subsequent period, either when the upgrade was fulfilled or at the expiration of the program. We recognized the deferred amount of sales and cost of sales at the earlier of when the obligations under the program were satisfied or upon the expiration of the program. If a customer elected to participate in the program, we recognized any upgrade fees that we received and the associated costs at the time of fulfilling the given obligation. The program expired on September 30, 2017 and, therefore, has no impact on our 2018 financial results.

Historical Financial Results

For the six months ended June 30, 2018 and 2017, our sales were $61.4 million and $40.3 million, respectively. For the six months ended June 30, 2017, this included incremental net sales of $1.5 million as a result of the Technology Upgrade Program. For the six months ended June 30, 2018 and 2017, our net loss was $92.1 million and $45.6 million, respectively. Our accumulated deficit as of June 30, 2018 was $569.5 million.

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

•	the buying patterns of our distributors and other customers;

•	the timing of the commercialization of new products by us or our competitors;

•	changes in the competitive landscape, including as a result of companies entering or exiting the diabetes therapy market;

•	access to adequate coverage and reimbursement for our current and future products by third-party payors, and reimbursement decisions by third-party payors;

•	the magnitude and timing of any changes to our facilities, manufacturing operations and other infrastructure; and

•	anticipated and actual regulatory actions relating to our products and competitive products.

In particular, we believe the following specific factors could materially impact our business going forward:

•	continued increase in demand following the commercial launch of t:slim X2 and the demonstrated success of our Tandem Device Updater, which we expect will positively impact our sales;

•	the anticipated launch of t:slim X2 with Basal-IQ in the third quarter of 2018, which was approved by the FDA in June 2018;

•	increased opportunity to achieve customer renewals as customers become eligible for insurance reimbursement to purchase a new insulin pump at the end of the typical four year reimbursement cycle;

•

opportunity to attract Animas customers as their pumps come up for renewal, following the announcement by Johnson & Johnson that it intends to discontinue the operations of Animas and exit the insulin pump business entirely;

•	increased sales of infusion sets following the commercial launch of t:lock-compatible pump supplies in the third quarter of 2017;

•	designation by UnitedHealthcare in July 2016 of one of our competitors as its preferred, in-network durable medical equipment provider of insulin pumps for most customers over the age of 18; and

•	international expansion in select geographies, including Canada, in the second half of 2018.

For 2018, in addition to working to achieve our sales growth expectations, we intend to continue to leverage our infrastructure investments to realize additional manufacturing cost efficiencies to improve our operating margins, including costs associated with our international launch plans. We believe we can ultimately achieve profitability by driving incremental sales growth, meeting our pump renewal sales objectives, increasing gross profits from additional sales of infusion sets, maximizing manufacturing efficiencies on increased production volumes and leveraging the investments made in our sales, clinical, marketing and customer support organizations.

Recent Developments

FDA Approval of t:slim X2 with Basal-IQ

In June 2018, the FDA approved our t:slim X2 Insulin Pump with Basal-IQ technology, a predictive low glucose suspend (PLGS) feature designed to help reduce the frequency and duration of low glucose events. We plan to launch our new product with Dexcom G6® continuous glucose monitoring (CGM) integration in the third quarter of 2018, which requires no fingersticks for calibration or diabetes treatment decisions and was the first CGM device to receive the iCGM designation from the FDA earlier this year.

International Expansion

In preparation for a commercial launch outside the United States in the second half of 2018, we have filed for the necessary regulatory approvals of our t:slim X2 insulin pump with Dexcom G5 integration in select geographies. In April 2018, we received CE mark approval. We intend to market our products internationally primarily through third-party distributors. To date, we have entered into distribution agreements with independent distributors for markets in Australia, New Zealand, Italy, Scandinavia, South Africa, Spain and the United Kingdom.

Leverage from Technology Platform

We believe we can ultimately achieve profitability because our proprietary technology platform will allow us to maximize efficiencies in the development, production, sale and marketing of multiple differentiated products. By offering products that are all based on our proprietary technology platform, in combination with the flexibility provided by the Tandem Device Updater, we believe we can develop and bring to market products and functionality more rapidly, while significantly reducing our per-unit design and development costs. Due to shared product design features, our production system is adaptable to new products and we intend to leverage our shared manufacturing infrastructure to drive operational efficiencies. Further, we expect to continue to increase production volume and to reduce the per-unit production overhead cost for our pump products and their associated disposable cartridges over time. We anticipate that the transition to our recently launched t:lock Connector will continue to increase our sales of infusion sets. By expanding our product offerings to address the varying needs among people in different segments of the large and growing insulin-dependent diabetes market, we believe we can increase the productivity of our sales, clinical, marketing, and customer support organizations, thereby improving our operating margin over the long term.

Components of Results of Operations

Sales

We offer products for people with insulin-dependent diabetes. We commenced commercial sales of our original t:slim hardware platform in the United States in the third quarter of 2012 and continued to launch various iterations of that platform in the years following. In October 2016, we began shipping t:slim X2, our next generation flagship product. The t:slim X2 hardware platform, which includes remote software update capabilities, now represents nearly 100% of our new pump shipments. Accordingly, we have discontinued new sales of all prior platform versions. Our products also include disposable cartridges and infusion sets. In addition, we offer accessories including protective cases, belt clips, and power adapters, although such sales are not significant.

We primarily sell our products through national and regional distributors in the United States on a non-exclusive basis. These distributors are generally providers of medical equipment and supplies to individuals with diabetes. Our primary end customers are people with insulin-dependent diabetes. Similar to other durable medical equipment, the primary payor is generally a third-party insurance carrier and the customer is usually responsible for any medical insurance plan copay or coinsurance requirements. We believe our existing sales, clinical, and marketing infrastructure will allow us to continue to increase sales by allowing us to promote our products to a greater number of potential customers, caregivers and healthcare providers.

In the second half of 2018, we intend to commence commercial sales of t:slim X2 with G5 integration in select international geographies. We expect that most of our commercial sales outside the United States will be to independent distributors in select geographies who will perform all sales, customer support and training in their respective territories. Historically, we have experienced consistent levels of reimbursement for our products in the United States, but the average sales price will vary in international markets based on a number of factors, such as the nature of the reimbursement environment, government regulations and the extent to which we rely on distributor relationships to provide sales, clinical and marketing support.

In general, we have experienced, and expect to continue to experience, product shipments being weighted heavily towards the second half of the year, with the highest percentage of product shipments expected in the fourth quarter of the year. Consistent with prior results, we also expect product shipments from the fourth quarter to the following first quarter to decrease significantly.

In addition, our quarterly sales have fluctuated, and may continue to fluctuate, substantially in the periods surrounding anticipated and actual regulatory approvals and commercial launches of new products by us or our competitors. For instance, customers may defer a purchasing decision if they believe that a new product may be launched in the future. Additionally, upon the announcement of FDA approval or commercial launch of a new product, either by us or one of our competitors, potential new customers may reconsider their purchasing decision or take additional time to consider the anticipated or new approval or product launch in their purchasing decision. However, we are not able to quantify the extent of the impact of these or similar events, including the launch of t:slim X2 with Basal-IQ technology, on future purchasing decisions.

Cost of Sales

We manufacture our pumps and disposable cartridges at our manufacturing facilities in San Diego, California. Infusion sets and pump accessories are manufactured by third-party suppliers. Cost of sales includes raw materials, labor costs, manufacturing overhead expenses, product training costs, reserves for expected warranty costs, freight, scrap and inventory excess and obsolescence. Manufacturing overhead expenses include expenses relating to quality assurance, manufacturing engineering, material procurement, inventory control, facilities, equipment, information technology and operations supervision and management. We anticipate that our cost of sales will continue to increase as our products gain broader market acceptance and our product sales increase.

We expect our overall gross margin percentage, which for any given period is calculated as sales less cost of sales divided by sales, to improve over the long term, as our sales increase and we have more opportunities to spread our overhead costs over larger production volumes. We expect we will be able to leverage our manufacturing cost structure across our products that utilize the same proprietary technology platform and manufacturing infrastructure, and will be able to further reduce costs with increased automation, process improvements and raw materials cost reductions. We also expect our warranty costs to decrease as we release product features and functionality utilizing the Tandem Device Updater. However, our overall gross margin may also fluctuate in future quarterly periods as a result of numerous factors besides those associated with production volumes, such as the impact of changes in our stock price on non-cash stock-based compensation, changes in our warranty estimates or inventory obsolescence.

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

Selling, General and Administrative

Our selling, general and administrative, or SG&A, expenses primarily consist of salary, cash-based incentive compensation, fringe benefits and non-cash stock-based compensation for our executive, financial, marketing, sales, clinical, customer support, technical services, insurance verification, regulatory affairs and administrative functions. In particular, our sales and clinical organization consisted of approximately 70 territories as of June 30, 2018. Territories are maintained by sales representatives and field clinical specialists, and supported by managed care liaisons, additional sales management and other customer support personnel. Other significant SG&A expenses include those incurred for product demonstration samples, commercialization activities associated with new product launches, travel, trade shows, outside legal fees, independent auditor fees, outside consultant fees, insurance premiums, facilities costs and information technology costs. Although we do not contemplate an increase in the number of domestic sales territories in the near term, we expect our SG&A expenses, including the cost of our customer support infrastructure, to increase as our customer base grows in the United States and international geographies. Additionally, we expect non-cash stock-based compensation expense to increase significantly in future quarters as a result of the valuation of certain employee option grants, which has been impacted by the significant appreciation in our stock price. Our SG&A expenses may also increase due to costs associated with additional compliance and regulatory reporting requirements.

Research and Development

Our research and development, or R&D, activities primarily consist of engineering and research programs associated with our products under development, as well as activities associated with our core technologies and processes. R&D expenses are primarily related to employee compensation, including salary, fringe benefits, non-cash stock-based compensation and temporary employee expenses. We also incur R&D expenses for supplies, development prototypes, outside design and testing services, depreciation, allocated facilities and information services, clinical trial costs, payments under our licensing, development and commercialization agreements and other indirect costs. We expect our R&D expenses to increase as we advance our products under development and develop new products and technologies, as well as due to the impact of changes in our stock price on non-cash stock-based compensation.

Other Income and Expense

Our other income and expense primarily consists of changes in the fair value of the Series A and Series B warrants issued in our public offering of common stock in October 2017, as well as interest expense and amortization of debt discount and issuance costs associated with the Term Loan Agreement. As of June 30, 2018 and 2017, there was $82.7 million and $81.9 million, respectively, of outstanding principal under the Term Loan Agreement, which accrues interest at a coupon rate of 11.5% per annum (see the section below entitled “Indebtedness”). We expect other income and expense to fluctuate from period to period due to revaluations of the outstanding Series A warrants, which expire in the fourth quarter of 2022.

Results of Operations

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(in thousands, except percentages)	2018	2017	2018	2017
Sales	$34,126	$21,327	$61,402	$40,303
Cost of sales	19,039	13,325	34,912	25,549
Gross profit	15,087	8,002	26,490	14,754
Gross margin	44%	38%	43%	37%
Operating expenses:
Selling, general and administrative	22,628	22,104	43,541	44,952
Research and development	6,456	4,866	12,431	9,996
Total operating expenses	29,084	26,970	55,972	54,948
Operating loss	(13,997)	(18,968)	(29,482)	(40,194)
Other income (expense), net:
Interest and other income	299	60	390	119
Interest and other expense	(3,112)	(2,892)	(6,184)	(5,518)
Change in fair value of stock warrants	(42,549)	-	(56,777)	-
Total other expense, net	(45,362)	(2,832)	(62,571)	(5,399)
Net loss	$(59,359)	$(21,800)	$(92,053)	$(45,593)

Comparison of the Three Months Ended June 30, 2018 and 2017

Sales. For the three months ended June 30, 2018, sales were $34.1 million. Sales were $21.3 million for the same period in 2017.

Sales of insulin pumps were $21.2 million and $13.3 million, respectively, for the three months ended June 30, 2018 and 2017. For the three months ended June 30, 2018, sales of pump-related supplies were $12.9 million, of which $8.8 million were sales of infusion sets and $4.0 million were sales of cartridges. For the three months ended June 30, 2017, sales of pump-related supplies were $8.0 million, of which $4.6 million were sales of infusion sets and $3.3 million were sales of cartridges. Sales of accessories were not significant in either of the reported periods.

The increase in sales was primarily due to a 59% increase in pump shipments to 5,447 compared to 3,427 in the three months ended June 30, 2018 and 2017, respectively, driven by both the August 2017 launch of t:slim X2 with G5 and the changing competitive environment. Additionally, sales from pump-related supplies increased 62% due to the September 2017 launch of infusion set products using the t:lock Connector. The ratio of the number of infusion sets shipped to the number of cartridges shipped increased to just over 100% in the three months ended June 30, 2018 from 61% in the comparable quarter of the prior year.

Sales to distributors accounted for 77% and 72% of our total sales for the three months ended June 30, 2018 and 2017, respectively. Our percentage of sales to distributors versus individual customers is principally determined by the mix of customers ordering our products within the period and whether or not we have a contractual arrangement with their underlying third-party insurance payor. The percentage was particularly impacted in the three months ended June 30, 2018 by the mid-2017 launch of the t:lock Connector, which resulted in greater purchases of infusion sets by our independent distributors during the period as compared to the same period during the prior year.

Cost of Sales and Gross Profit. Our cost of sales for the three months ended June 30, 2018 was $19.0 million resulting in gross profit of $15.1 million, compared to $13.3 million cost of sales for the same period in 2017 resulting in gross profit of $8.0 million. The gross margin for the three months ended June 30, 2018 was 44% compared to 38% in the same period in 2017.

The increase in our gross profit for the three months ended June 30, 2018 was primarily the result of the 59% increase in pump shipments. Gross profit and gross margin also increased as a result of per unit manufacturing cost improvements from higher sales volumes and overall manufacturing efficiencies, even taking into account the incremental costs associated with the transition to our new manufacturing facility which doubled our capacity, as well as the near doubling of sales from infusion sets. As a whole, other non-manufacturing costs, which primarily consist of warranty, freight and training costs, also reflected improvement.

We expect the most significant factors impacting our gross margin will continue to be the percentage of our pump sales relative to total sales, as our pumps have higher gross margins than our pump-related supplies. We also expect the gross margin on our pump sales to improve as the volume of our pump sales increases. However, we are also continuing to experience an increasingly positive gross margin associated with our pump-related supplies as a whole, after first achieving a positive gross margin in the fourth quarter of 2016. We expect to continue to see improvements in the gross profit and gross margin associated with our pump-related supplies as we manufacture higher volumes of cartridges to support our growing installed base and continue to increase sales of infusion sets.

Selling, General and Administrative Expenses. SG&A expenses increased 2% to $22.6 million for the three months ended June 30, 2018 from $22.1 million for the same period in 2017. Employee-related expenses for our SG&A functions comprise the majority of SG&A expenses. The increase compared to 2017 was primarily the result of a $2.1 million increase in salaries, incentive compensation and other employee benefits, offset by a decrease of $1.9 million in non-cash stock-based compensation. Total stock-based compensation expense for the three months ended June 30, 2018 of $2.1 million is expected to increase notably in future quarters, reflecting the recent valuation of certain employee option grants that were impacted by the significant appreciation in our stock price in recent months.

Research and Development Expenses. R&D expenses increased 33% to $6.5 million for the three months ended June 30, 2018 from $4.9 million for the same period in 2017. The increase in R&D expenses was primarily the result of clinical trial costs associated with products in development. Additionally, there was a $0.7 million increase in salaries, incentive compensation and benefits, partially offset by a decrease of $0.2 million in non-cash stock-based compensation. Total stock-based compensation expense for the three months ended June 30, 2018 of $0.4 million is expected to increase notably in future quarters, reflecting the recent valuation of certain employee option grants that were impacted by the significant appreciation in our stock price in recent months.

Other Income and Expense. Other expense for the three months ended June 30, 2018 and 2017 was $45.5 million and $2.8 million, respectively. Other expense for the three months ended June 30, 2018 was primarily comprised of a $42.5 million revaluation loss from the change in the fair value of the Series A and Series B warrants due to the significant appreciation in our stock price in recent months, as well as $3.2 million of interest expense associated with the Term Loan Agreement. Other expense for the three months ended June 30, 2017 was primarily comprised of interest expense associated with the Term Loan Agreement. The outstanding principal balances under the Term Loan Agreement were $82.7 million and $81.9 million as of June 30, 2018 and June 30, 2017, respectively. Other income for both periods presented was not significant.

Comparison of the Six Months Ended June 30, 2018 and 2017

Sales. For the six months ended June 30, 2018, sales were $61.4 million. Sales were $40.3 million for the same period in 2017, which included incremental net sales of $1.5 million as a result of the Technology Upgrade Program.

Sales of insulin pumps were $38.3 million and $25.8 million, respectively, for the six months ended June 30, 2018 and 2017. For the six months ended June 30, 2018, sales of pump-related supplies were $23.1 million, of which $15.6 million were sales of infusion sets and $7.2 million were sales of cartridges. For the six months ended June 30, 2017, sales of pump-related supplies were $14.3 million, of which $8.0 million were sales of infusion sets and $6.2 million were sales of cartridges. The ratio of the number of infusion sets shipped to the number of cartridges shipped increased to just over 100% in the six months ended June 30, 2018 from 56% in the same period in 2017. Sales of accessories were not significant in either of the reported periods.

The increase in sales was primarily due to a 58% increase in pump shipments to 9,891 compared to 6,243 in the six months ended June 30, 2018 and 2017, respectively, driven by both the August 2017 launch of t:slim X2 with G5 and the changing competitive environment.

Sales to distributors accounted for 78% and 72% of our total sales for the six months ended June 30, 2018 and 2017, respectively, driven by the mid 2017 launch of the t:lock Connector.

Cost of Sales and Gross Profit. Our cost of sales for the six months ended June 30, 2018 was $34.9 million resulting in gross profit of $26.5 million, compared to $25.5 million of cost of sales for the same period in 2017 resulting in gross profit of $14.8 million. The gross margin for the six months ended June 30, 2018 was 43% compared to 37% in the same period in 2017.

Gross margin increased for the six months ended June 30, 2018 compared to the same period in 2017 primarily as a result of an increase in pump shipments which have higher gross margins than pump-related supplies, as well as per unit cost improvements on all products, increased production volumes, and a decrease in other non-manufacturing costs. During the six months ended June 30, 2017, we also recorded an incremental net benefit of $0.7 million in gross profit associated with the Technology Upgrade Program.

Selling, General and Administrative Expenses. SG&A expenses decreased 3% to $43.5 million for the six months ended June 30, 2018 from $45.0 million for the same period in 2017. Employee-related expenses for our SG&A functions comprise the majority of the SG&A expenses. The decrease in SG&A expenses was primarily due to a decrease of $3.5 million in non-cash stock-based compensation, partially offset by an increase of $2.5 million in salaries, incentive compensation and other employee benefits. The decrease in stock-based compensation expense partially resulted from a $1.1 million charge associated with the suspension of our ESPP in 2017, with no corresponding charge in 2018. Total stock-based compensation expense for the six months ended June 30, 2018 of $3.0 million is expected to increase notably in future periods, reflecting the recent valuation of certain employee option grants that were impacted by the significant appreciation in our stock price in recent months. Other SG&A expenses, including costs for outside services, marketing and promotional activities, tradeshows and travel, increased $0.4 million between periods.

Research and Development Expenses. R&D expenses increased 24% to $12.4 million for the six months ended June 30, 2018 from $10.0 million for the same period in 2017. The increase in R&D expenses was primarily the result of clinical trial costs associated with the recent approval of t:slim X2 with Basal-IQ technology as well as products in development. Additionally, there was a $1.0 million increase in salaries, incentive compensation and other employee benefits, partially offset by a decrease of $0.4 million in non-cash stock-based compensation. Total stock-based compensation expense for the three months ended June 30, 2018 of $0.5 million is expected to increase notably in future quarters, reflecting the recent valuation of certain employee option grants that were impacted by the significant appreciation in our stock price in recent months.

Other Income and Expense. Other expense for the six months ended June 30, 2018 and 2017 was $62.6 million and $5.4 million, respectively. Other expense for the six months ended June 30, 2018 was primarily comprised of a $56.8 million revaluation loss from the change in fair value of the Series A and Series B warrants due to the significant appreciation in our stock price in recent months, as well as $6.2 million of interest expense associated with the Term Loan Agreement. Other expense for the six months ended June 30, 2017 was primarily comprised of interest expense associated with the Term Loan Agreement. The outstanding principal balances under the Term Loan Agreement were $82.7 million and $81.9 million as of June 30, 2018 and June 30, 2017, respectively. Other income for both periods presented was not significant.

Liquidity and Capital Resources

As of June 30, 2018, we had $96.5 million in cash and cash equivalents and short-term investments, which included $10.0 million of restricted cash as required by the Term Loan Agreement. We believe that our cash and cash equivalents and short-term investments balance is sufficient to satisfy our liquidity requirements for at least the next 12 months from the date of this filing.

Historically, our principal sources of cash have included private placements and public offerings of equity securities, the Term Loan Agreement, and cash collected from product sales. Since the beginning of 2017, we completed the following financings:

•

In February 2018, we completed a registered public offering of 34,500,000 shares of common stock at a public offering price of $2.00 per share. The gross proceeds from the offering were approximately $69.0 million, before deducting underwriting discounts and commissions and other offering expenses.

•

In October 2017, we completed a public offering of common stock, pursuant to which we sold 4,630,000 shares of our common stock, Series A warrants to purchase up to 4,630,000 shares of our common stock and Series B warrants to purchase up to 4,630,000 shares of our common stock at a public offering price of $3.50 per share and accompanying warrants. The gross proceeds to us from this financing were approximately $16.2 million, before deducting underwriting discounts and commissions and other offering expenses payable by us. In the six months ended June 30, 2018, we received proceeds of $29.2 million from the exercise of 8,618,315 outstanding Series A and Series B warrants. As of June 30, 2018, there were Series A warrants to purchase 628,235 shares outstanding and there were no Series B warrants outstanding.

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

Our historical cash outflows have primarily been associated with cash used for operating activities such as the development and commercialization of our products and expansion and support of our sales, marketing, clinical and customer support organizations, an increase in our R&D activities, the acquisition of intellectual property, expenditures related to increases in our manufacturing capacity and improvements to our manufacturing efficiency, overall facility expansion, and other working capital needs. Additionally, we have used cash for the interest expense associated with our Term Loan Agreement.

We expect our sales performance and the resulting operating income or loss, as well as the status of each of our new product development programs, will significantly impact our cash flow from operations, liquidity position and cash management decisions. Our ability to raise additional financing may be negatively impacted by a number of factors, including our recent and projected financial results, recent changes in and volatility of our stock price, perceptions about the dilutive impact of our recent financing transactions, our current level of indebtedness and debt service costs, the competitive environment in our industry, and uncertainties regarding the regulator environment.

The following table shows a summary of our cash flows for the six months ended June 30, 2018 and 2017:

	Six Months Ended June 30,
(in thousands)	2018	2017
Net cash provided by (used in):
Operating activities	$(18,995)	$(35,477)
Investing activities	(37,337)	4,445
Financing activities	93,180	21,705
Total	$36,848	$(9,327)

Operating activities. Net cash used in operating activities was $19.0 million for the six months ended June 30, 2018, compared to $35.5 million for the same period in 2017. The decrease in net cash used in operating activities was primarily associated with a reduction in net loss when adjusted for non-cash expenses, particularly impacted by the change in the fair value of Series A and Series B warrants discussed above, and net changes in working capital. The net changes in working capital were primarily due to higher cash collections from higher revenues and lower cash used for inventory, offset by the amount and timing of annual bonus and incentive-based compensation payments.

Investing activities. Net cash used in investing activities was $37.3 million for the six months ended June 30, 2018, which was primarily related to purchases of short-term investments of $40.5 million. Net cash provided by investing activities was $4.4 million for the six months ended June 30, 2017, which was primarily related to sales and maturities of $8.5 million of short-term investments, partially offset by the purchase of $4.1 million of property and equipment.

Financing activities. Net cash provided by financing activities was $93.2 million for the six months ended June 30, 2018, which was primarily the result of net proceeds of approximately $64.0 million from the public offering of our common stock in February 2018, as well as proceeds of $29.2 million from the exercise of Series A and Series B warrants issued in the public offering of common stock in October 2017. Net cash provided by financing activities was $21.7 million for the six months ended June 30, 2017, which was primarily the result of net proceeds of $21.1 million from the public offering of our common stock in March 2017.

Our liquidity position and capital requirements are subject to fluctuation based on a number of factors, including the following:

•	our ability to generate sales, the timing of those sales and the collection of receivables from period to period;

•	the timing and amount of any additional financings, including the exercise of the remaining Series A warrants;

•	fluctuations in gross margins and operating margins; and

•	fluctuations in working capital.

Our primary short-term capital needs, which are subject to change, include expenditures related to:

•	support of our commercialization efforts related to our current and future products;

•	research and product development efforts, including clinical trial costs;

•	payment of interest due under the Term Loan Agreement;

•	acquisition of equipment and other fixed assets; and

•	payments under our licensing, development and commercialization agreements.

Although we believe the foregoing items reflect our most likely uses of cash in the short-term, we cannot predict with certainty all of our particular cash uses or the timing or amount of cash used. If cash generated from operations is insufficient to satisfy our working capital requirements, we may be required to sell additional equity or debt securities. There can be no assurance that equity or debt financing will be available on satisfactory terms, or at all. Further, any additional equity financing may be dilutive to stockholders, and debt financing may require debt service payments and include restrictive covenants. We may also seek to repay, restructure or refinance our existing indebtedness, including with the proceeds from sales of additional equity or debt securities, which could result in additional dilution, debt service costs and restrictive covenants.

Indebtedness

Term Loan Agreement

We had $82.7 million of aggregate borrowings outstanding under the Term Loan Agreement as of June 30, 2018 and December 31, 2017, respectively.

Under the Term Loan Agreement, interest is payable, at our option, (i) in cash at a rate of 11.5% per annum or (ii) at a rate of 9.5% of the 11.5% per annum in cash and 2.0% of the 11.5% per annum to be added to the principal of the loan and subject to accruing interest. Interest-only payments are due quarterly on March 31, June 30, September 30 and December 31 of each year of the interest-only payment period, which ends on December 31, 2019. The principal balance is due in full on the maturity date of the Term Loan Agreement, which is March 31, 2020. We had elected to pay interest in cash at a rate of 11.5% per annum through September 30, 2015. From October 1, 2015 through December 31, 2017, we elected to pay interest in cash at a rate of 9.5% per annum and to have 2.0% per annum added to the principal of the loan. As a result, $2.7 million was added to the principal of the loan during that time period, which we refer to as the PIK Loans.

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

In February 2018, we entered into the Fifth Amendment, which included a limited advance waiver of a potential event of default in the event that the audit report and opinion of our independent registered public accounting firm for the year ended December 31, 2017 included an explanatory paragraph that described conditions that raised substantial doubt about our ability to continue as a going concern. In connection with the Fifth Amendment, we agreed to increase the Back End Financing Fee from 5.0% to 6.0% of the entire aggregate principal amount of borrowings outstanding under the Term Loan Agreement. As of June 30, 2018, we had accrued $5.0 million for the Back End Financing Fee.

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

As of June 30, 2018, we did not have any off-balance sheet arrangements.

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

Because of the short-term maturities of our financial instruments, we do not believe that an increase or decrease in market interest rates would have any significant impact on the realized value of our investment portfolio. If a 10% change in interest rates were to have occurred on June 30, 2018, this change would not have had a material effect on the fair value of our investment portfolio as of that date.

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

As of June 30, 2018 we carried out an evaluation, under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based on this evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of June 30, 2018.

Changes in Internal Control over Financial Reporting

We completed the implementation of a new enterprise resource and accounting system during the second quarter of 2018. During each phase of the implementation, an appropriate level of employee training, testing of the system and monitoring of the financial results recorded in the system was conducted. This migration to a new system represents a material change in internal control over financial reporting. Accordingly, our system of internal control over financial reporting has been updated.

Other than the foregoing, there were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) during the quarter ended June 30, 2018 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Risks Related to our Business and our Industry

We have incurred significant operating losses since inception and cannot assure you that we will achieve profitability.*

Since our inception in January 2006, we have incurred a significant net loss. As of June 30, 2018, we had an accumulated deficit of $569.5 million. To date, we have financed our operations primarily through public and private sales of our equity securities, the Term Loan Agreement, and cash collected from sales of our products. We have devoted substantially all of our resources to the development and commercialization of our products, the scaling of our manufacturing operations and commercial organization, the research and development of our current products and products under development, and the assembly of a management team to manage our business.

We began commercial sales of our first commercial product, the t:slim Insulin Delivery System, or t:slim, in the third quarter of 2012. In October 2016, we launched t:slim X2, our next-generation flagship pump, and in August 2017, we commenced commercial sales of t:slim X2 with G5 integration. The t:slim X2 hardware platform now represents nearly 100% of new pump shipments. In June 2018, we received FDA approval to sell our new t:slim X2 with Basal-IQ technology, which is integrated with Dexcom G6 CGM. We intend to commence sales and shipments of the t:slim X2 with Basal-IQ technology in the United States during the third quarter of 2018. In addition, during the second quarter of 2018, we received CE Mark approval for our t:slim X2 with G5 integration. We intend to commence sales and shipments of our t:slim X2 with G5 integration in select markets outside the United States during the second half of 2018.

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

To implement our business strategy and achieve profitability, we need to, among other things, increase sales of our products and the gross profit associated with those sales, maintain an appropriate customer service and support infrastructure, fund ongoing research and development activities, create additional efficiencies in our manufacturing processes, and obtain regulatory clearance or approval to commercialize our products currently under development both domestically and internationally. Our expenses may continue to increase as we pursue these objectives and make investments in our business. Additional increases in our expenses without commensurate increases in sales could significantly increase our operating losses.

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

We currently rely on sales of insulin pump products to generate a significant portion of our revenue, and any factors that negatively impact sales of these products may adversely affect our business, financial condition and operating results.*

We generate nearly all of our revenue from the sale of t:slim X2 insulin pumps and the related insulin cartridges and infusion sets. Sales of these products may be negatively impacted by many factors, including:

•	market acceptance of the insulin pumps and related products manufactured and sold by our key competitors, including Medtronic;

•	the potential that breakthroughs for the monitoring, treatment or prevention of diabetes may render our insulin pumps obsolete or less desirable;

•	adverse regulatory or legal actions relating to our insulin pump products or similar products or technologies;

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

Furthermore, sales of our products may be adversely impacted by negative perceptions regarding our financial stability relative to that of our competitors, and our ability to sustain our business operations on a long-term basis. These perceptions may cause people with insulin-dependent diabetes, their caregivers and healthcare providers, as well as independent distributors and third-party payors, to question our ability to continue to sell our products, provide customer service, support our commercial organization, and fulfill our strategic objectives. These concerns may arise from a number of factors, including our recent and projected financial results, recent changes in and volatility of our stock price, perceptions about the dilutive impact of our financing transactions, our current level of indebtedness and debt service costs, the competitive environment in our industry, and uncertainties regarding the regulatory environment. Any such concerns, whether actual or perceived, could cause consumers to delay the purchase of our products or purchase competitive products.

Because we currently rely on sales of our t:slim X2 insulin pump and related products to generate a significant majority of our revenue, any factors that negatively impact sales of these products, or result in sales of these products increasing at a lower rate than expected, could adversely affect our business, financial condition and operating results.

Our ability to maintain and grow our revenue depends in part on retaining a high percentage of our customer base.*

A key to maintaining and growing our revenue is the retention of a high percentage of our customers due to the potentially significant revenue generated from ongoing purchases of disposable insulin cartridges and other supplies. In addition, our pumps are designed and tested to remain effective for at least four years and a satisfied customer may consider purchasing another product from us when the time comes to replace the pump. We have developed retention programs aimed at our customers, their caregivers and healthcare providers, which include training specific to our products, ongoing support by sales and clinical employees, and 24/7 technical support and customer service. Demand for our products from our existing customers could decline, or could fail to increase in line with our projections, as a result of a number of factors, including the introduction of competitive products, breakthroughs for the monitoring, treatment or prevention of diabetes, changes in reimbursement rates or policies, manufacturing problems, perceived safety or reliability issues with our products or the products of our competitors, the failure to secure regulatory clearance or approvals in a timely manner or at all, or for other reasons. In addition, the retention of our customers may be impacted by negative perceptions regarding our financial stability relative to that of our competitors, and our ability to sustain our business operations on a long-term basis. The failure to retain a high percentage of our customers and increase sales to these customers consistent with our forecasts would have a material adverse effect on our business, financial condition and operating results.

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

Our primary competitors are major medical device companies that are either publicly traded companies or divisions or subsidiaries of publicly traded companies. For instance, Medtronic MiniMed, a division of Medtronic, Inc., has been the market leader for many years and has the majority share of the traditional insulin pump market in the United States. However, the market for insulin pumps continues to experience significant changes. For instance, in October 2017, Johnson & Johnson announced its plans to discontinue the operations of Animas and to exit the insulin pump business entirely. Animas designated Medtronic as a preferred partner to facilitate the transition of their respective insulin pump customers. In addition, in late 2017, Eli Lilly & Co. announced that it is developing an insulin pump with AID technology that it intends to launch in the next two to three years. There are also a number of other companies developing and marketing their own insulin delivery systems, including insulin pumps and Bluetooth-enabled insulin pens to support MDI therapy. While these industry changes are significant, it is difficult to know how they will influence our business or the competitive landscape in which we operate. Our key competitors, most notably Medtronic, enjoy several competitive advantages over us, including:

•	greater financial and human resources for sales and marketing, product development, customer service and clinical resources;

•	greater ability to respond to competitive pressures and regulatory uncertainty;

•	established relationships with healthcare providers, third-party payors and regulatory agencies;

•	established reputation and name recognition among healthcare providers and other key opinion leaders in the medical industry generally and the diabetes industry in particular;

•	greater market share and established base of customers;

•	products supported by long-term clinical data;

•	larger and more established distribution networks;

•	greater ability to cross-sell products or provide incentives to healthcare providers to use their products; and

•	more experience in conducting research and development, manufacturing, clinical trials, and obtaining regulatory approval or clearance.

In some instances, our competitors offer products that include features that we do not currently offer. For instance, Medtronic offers a traditional insulin pump with a hybrid closed-loop AID functionality and a new CGM system and Insulet offers an insulin pump with a tubeless delivery system that does not utilize an infusion set. These specific features may make the competitive products more desirable to customers and healthcare providers, which could negatively impact sales of our products.

In addition, the competitive environment in which we operate has resulted and may continue to result in competitive pressures on our manufacturers, suppliers, distributors, collaboration partners and other business constituents. For example, we have entered into development agreements with Dexcom, which provide us non-exclusive licenses to integrate various generations of Dexcom CGM technology with our insulin pump products. Abbott Laboratories recently launched a new blood glucose monitoring system, which competes with the Dexcom technology and another CGM product has CE mark approval and was recently approved for sale in the United States. Competitive pressures within our industry could negatively impact the financial condition of our business partners, impact their ability to fulfill contractual obligations to us, and result in harm to our financial condition and operating results.

For these and other reasons, we may not be able to compete successfully against our current or potential future competitors. As a result, our product sales may be negatively affected, which could have a material adverse impact on our financial condition and operating results.

Competitive products or other technological developments and breakthroughs for the monitoring, treatment or prevention of diabetes may render our products obsolete or less desirable.*

Our ability to achieve our strategic objectives will depend, among other things, on our ability to develop and commercialize products for the treatment of diabetes that offer distinct features and functionality, are easy-to-use, receive adequate coverage and reimbursement from third-party payors, and are otherwise more appealing than available alternatives. Our primary competitors, as well as a number of other companies and medical researchers are pursuing new delivery devices, delivery technologies, sensing technologies, treatment techniques, procedures, drugs and other therapies for the monitoring, treatment and prevention of diabetes. Any breakthroughs in diabetes monitoring, treatment or prevention could reduce the potential market for our products or render our products obsolete altogether, which would significantly reduce our sales or cause our sales to grow at a slower rate than we currently expect. In addition, even the perception that new products may be introduced, or that technological or treatment advancements could occur, could cause consumers to delay the purchase of our products.

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

The failure of our insulin pump and related products to achieve and maintain market acceptance could result in us achieving sales below our expectations, which would cause our business, financial condition and operating results to be materially and adversely affected.*

Our current business strategy is highly dependent on our insulin pump and related products achieving and maintaining market acceptance. In order for us to sell our products to people with insulin-dependent diabetes, we must convince them, their caregivers and healthcare providers that our products are an attractive alternative to competitive products for the treatment of diabetes, including traditional insulin pump products and MDI therapies, as well as alternative diabetes monitoring, treatment or prevention methodologies. Market acceptance and adoption of our products depends on educating people with diabetes, as well as their caregivers and healthcare providers, about the distinct features, ease-of-use, positive lifestyle impact, and other perceived benefits of our products as compared to competitive products. If we are not successful in convincing existing and potential customers of the benefits of our products, or if we are not able to achieve the support of caregivers and healthcare providers for our products, our sales may decline or we may achieve sales below our expectations.

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

Our ability to achieve profitability will depend, in part, on our ability to reduce the per unit cost of our products by increasing production volume and manufacturing efficiency, including by reducing raw material, labor, product-training, expected warranty and manufacturing overhead costs per unit.*

We believe our ability to reduce the per unit cost of our insulin pump products and related products will have a significant impact on our ability to achieve profitability. Our cost of sales includes raw material procurement costs, labor costs, product training expenses, warranty, scrap and inventory excess and obsolescence. It also includes manufacturing overhead costs, including expenses relating to quality assurance, inventory control, facilities, equipment, information technology and operations management. If we are unable to sustain or reduce our overall cost of sales, including through arrangements such as volume purchase discounts, negotiation of improved pricing, more efficient training programs for customers, and improved warranty performance, it will be difficult to reduce our per unit costs and our ability to achieve profitability will be constrained.

In addition, the per unit cost of our products is significantly impacted by our overall production volumes, and any factors that prevent our products from achieving market acceptance, cause our production volumes to decline, or result in our sales growing at a slower rate than we expect, would significantly impact our expected per unit costs, which would adversely impact our gross margins. In addition, we may not achieve anticipated improvements in manufacturing productivity following the relocation of our manufacturing operations to our Barnes Canyon facility. Furthermore, while we currently believe our proprietary technology platform will allow us to efficiently design and develop new products, changes in the market that require us to modify or replace our existing platform will reduce the efficiencies gained through our platform and could increase our per unit costs or prevent those costs from declining. If we are unable to effectively manage our overall costs while increasing our production volumes and lowering our per unit costs, we may not be able to achieve or sustain profitability, which would have an adverse impact on our business, financial condition and operating results.

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

We may face unexpected challenges in marketing and selling our products, and training new customers on the use of our products, which could harm our ability to achieve our sales forecasts.*

We have only limited experience marketing and selling our products as well as training new customers on their use. In addition, the vast majority of our existing customers are individuals with type 1 diabetes, and we have only limited experience marketing and selling our products to customers with type 2 diabetes. We anticipate that selling our products to customers with higher insulin requirements, including customers with type 2 diabetes, may be even more difficult following our decision to discontinue new sales of t:flex pumps in the third quarter of 2018.

We expect to derive nearly all of our revenue from the sale of our t:slim X2 insulin pump, and the related insulin cartridges and infusion sets, unless and until we receive regulatory clearance or approval for other products currently under development. As a result, our financial condition and operating results are and will continue to be highly dependent on our ability to adequately promote, market and sell our t:slim X2 insulin pump and related products, and the ability of our diabetes educators to train new customers on the use of our products. If our sales and marketing representatives or diabetes educators fail to achieve their objectives, our sales could decrease or may not increase at levels that are in line with our forecasts.

If we are unable to maintain our existing sales, marketing, clinical and customer service infrastructure, we may fail to increase our sales to meet our forecasts.*

A key element of our business strategy involves our sales, clinical, marketing and customer service personnel driving adoption of our products. We have rapidly increased the number of sales, marketing, clinical and customer service personnel employed by us since the initial commercial launch of t:slim in 2012. However, we have faced considerable challenges in growing and managing these resources, including with respect to recruiting, training and assimilation of new territories and accounts. We expect to continue to face significant challenges as we manage and grow our infrastructure in the future and work to motivate and retain the individuals who make up our existing infrastructure. These challenges may be even greater in connection with our commercial expansion outside the United States. Unexpected turnover among our sales, marketing, clinical and customer service personnel would have a negative impact on our ability to achieve our sales projections. Further, if a sales, marketing or clinical representative was to depart and be retained by one of our competitors, we may fail to prevent him or her from helping competitors solicit business from our existing customers, which could adversely affect our sales. Similarly, if we are not able to recruit and retain a network of diabetes educators and customer service personnel, we may not be able to successfully train and service new customers, which could delay new sales and harm our reputation.

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

Our sales and marketing efforts are dependent on independent distributors who are free to market products that compete with our products. If we are unable to maintain or expand our network of independent distributors, our sales may be negatively affected.*

For the year ended December 31, 2017, sales to approximately 35 independent distributors represented approximately 75% of our sales. While our goal in the United States is to ultimately reduce the percentage of our sales to independent distributors over time as we enter into contracts with additional third-party payors, we believe a majority of our sales will continue to be to independent distributors for the foreseeable future, and it is possible that the percentage of our sales to independent distributors could even increase in the near term, particularly in light of our plans to primarily rely on independent distributors outside of the United States. For example, our dependence upon independent distributors could increase if third-party payors decide to contract with independent distributors directly in lieu of contracting with us to supply our products to their members directly. Our dependence upon independent distributors has also increased following our launch of the t:lock for our insulin cartridge, which may continue to result in greater sales of our infusion sets to distributors. Our dependence upon independent distributors could also increase if customers prefer to purchase all of their diabetes supplies through a single source, instead of purchasing pump-related products through us and other diabetes supplies through other suppliers. However, negative perceptions among independent distributors regarding our financial stability, and our ability to sustain our business operations on a long-term basis, may negatively impact the willingness of our distributors to continue to do business with us. None of our independent distributors in the United States has been required to sell our products exclusively and each of them may freely sell the products of our competitors. Our distributor agreements in the United States generally have one-year initial terms with automatic one-year renewal terms, and are terminable in connection with a party’s material breach. Our distributor agreements outside the United States generally have longer initial terms and, in addition to being terminable in connection with a party’s material breach, include provisions that allow us to terminate those agreements prior to their ordinary expiration. If we are unable to maintain or expand our network of independent distributors, our sales may be negatively affected.

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

We also intend to market our products internationally primarily through independent distributors and expect we will be similarly dependent on these distributors when we commence international sales.

If the third parties on which we increasingly rely to assist us with our current and anticipated pre-clinical development or clinical trials do not perform as expected, we may not be able to obtain regulatory clearance or approval or commercialize our products.*

As our clinical infrastructure expands, we expect to increasingly rely on third parties, such as contract research organizations, medical institutions, clinical investigators and contract laboratories to conduct some of our current and anticipated pre-clinical investigations and clinical trials. If we are not able to reach mutually acceptable agreements with these third parties on a timely basis, or these third parties do not successfully carry out their commitments or regulatory obligations or meet expected deadlines, or the quality or accuracy of the data they obtain is compromised due to the failure to adhere to agreed upon clinical protocols or regulatory requirements or for other reasons, our pre-clinical development activities or clinical trials may be extended, delayed, suspended or terminated, and we may not be able to obtain regulatory approval for, or successfully commercialize, our products on a timely basis, if at all, and our business, operating results and prospects may be adversely affected. In particular, we currently expect to rely on data from the U.S. portion of the Clinical Acceptance of the Artificial Pancreas (DLP3) portion of the International Diabetes Closed Loop (IDCL) Trial, to support our development of t:slim X2 with Control IQ. The IDCL Trial is being conducted entirely by third parties over which we have little or no control or influence. In the event that the IDCL Trial is not performed on a timely basis, or if the quality or accuracy of the data obtained from the IDCL Trial is compromised due to the failure to adhere to clinical protocols or regulatory requirements or for other reasons, our development activities for t:slim X2 with Control IQ may be negatively impacted.

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

We expect to face complexities frequently encountered by companies in competitive and rapidly-evolving markets, which may make it difficult to evaluate our business and forecast our future sales and operating results.*

We operate in a competitive and rapidly-evolving market. Important industry changes, such as the FDA approval and launch of new products by our competitors and the announcement by Johnson & Johnson that it is discontinuing the operations of Animas and exiting the insulin pump business, as well changes specific to our business, such as the recent approval of t:slim X2 with Basal-IQ technology and our plans to commence commercial sales in international markets during the second half of 2018, combine to make it more difficult for us to predict our future sales and operating results, as well as our expected timeframe to achieve profitability. In assessing our business prospects, you should consider these factors as well as the various risks and difficulties frequently encountered by companies in competitive and rapidly evolving markets, particularly those facing emerging growth companies that manufacture and sell medical devices.

These risks include our ability to:

•	implement and execute our business strategy;

•

manage and improve the productivity of our sales, clinical and marketing and customer service to grow sales of our existing and proposed products, and enhance our ability to provide service and support to our customers;

•	achieve and maintain market acceptance of our products and increase awareness of our brand among people with insulin-dependent diabetes, their caregivers and healthcare providers;

•	comply with a broad range of regulatory requirements within a highly regulated industry;

•	enhance our manufacturing capabilities, increase production of products efficiently while maintaining quality standards, and adapt our manufacturing facilities to the production of new products;

•	respond effectively to competitive pressures and developments;

•	enhance our existing products and develop proposed products;

•	obtain and maintain regulatory clearance or approval to enhance our existing products and commercialize proposed products;

•	perform clinical trials with respect to our existing products and proposed products; and

•	attract, retain and motivate qualified personnel in various areas of our business.

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

In addition, our independent distributors mayneed to continue to purchase the compatible infusion sets from us to provide to their customers. We believethe transition period for our direct customers and distributors to utilize their inventory on hand before transitioning to t:lock is substantially complete; however, there may be circumstances that may require additional time for some direct customers and distributors to complete the transition. Accordingly, we may continue offering both styles of cartridges and infusion sets to facilitate the transition of customer supplies in 2018. Due to the variability in purchasing patterns, standard Luer-lok inventory may not be consumed at the predicted rates and we may be required to offer both styles of insulin cartridges and infusion sets for a longer period than anticipated or we may be left with excess quantities of standard Luer-lok inventorythat we cannot sell at standard prices or at all.

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

We currently operate primarily at two locations in San Diego, California, and any disruption at these locations could adversely affect our business and operating results.*

Substantially all of our operations are conducted at two locations in San Diego, California, including our manufacturing processes, research and development activities, customer and technical support, and management and administrative functions. In addition, substantially all of our inventory of component supplies and finished goods are held at these locations. We take precautions to safeguard our facilities, including by acquiring insurance, employing back-up generators, adopting health and safety protocols and utilizing off-site storage of computer data. However, vandalism, terrorism or a natural disaster, such as an earthquake, fire or flood, or another catastrophic event, could damage or destroy our manufacturing equipment or our inventory of component supplies and finished goods, cause substantial delays in our operations, result in the loss of key information, result in reduced sales, and cause us to incur additional expenses. Our insurance coverage may not be sufficient to provide coverage with respect to the damages incurred in any particular case, and our insurance carrier may deny coverage with repect to all or a portion of our claims. Regardless of the level of insurance coverage or other precautions taken, damage to our facilities may have a material adverse effect on our business, financial condition and operating results.

We may not experience the anticipated operating efficiencies from the transition of our manufacturing operations to our new facility.*

We recently completed the transition of our manufacturing operations to our Barnes Canyon facility that we expect will allow for future product manufacturing expansion. However, we may not experience the anticipated operating efficiencies as we commence manufacturing operations at the new facility, or we may experience efficiencies but to a lesser extent than projected. If we fail to achieve the operating efficiencies that we anticipate, our manufacturing and operating costs may be greater than expected, which would have a material adverse impact on our operating results.

In September 2017, following a site inspection of our Barnes Canyon facility, the FDA issued a Form 483, List of Inspectional Observations, containing two observations. Following our receipt of the Form 483, we began implementing corrective and preventive actions to fully address the FDA observations, and in October 2017, we provided a written response to the FDA. In December 2017, we received a letter from the FDA stating that our initial written response did not fully address the FDA observations, and that the FDA would address the observations during its next regularly scheduled inspection of our facilities. Following additional discussions with the FDA regarding the observations from our Barnes Canyon Facility inspection, in April 2018, we initiated a voluntary product recall involving a small subset of t:slim G4 Insulin Pumps shipped between December 16, 2016 and June 21, 2017. The total number of devices subject to the recall is 55. We have concluded that the pumps subject to this recall have a higher than acceptable risk of an inaccurate battery reading that could result in an unanticipated suspension of insulin delivery. It remains possible that the FDA will conclude that our corrective and preventive actions are inadequate. If the FDA is not satisfied, it may issue a warning letter to us or may take other actions, any of which could have a material adverse effect on our business.

We expect that the management and support of our new manufacturing facility and the increase of our manufacturing volumes will place significant burdens on our management team, particularly in areas relating to operations, quality, regulatory, facilities and information technology. We may not be able to effectively manage our ongoing manufacturing operations and we may not achieve the operating efficiencies that we anticipate from the new facility.

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

The safety and efficacy of our products is not supported by long-term clinical data, which could limit sales, and our products could cause unforeseen negative effects.*

t:slim X2 received pre-market clearance under Section 510(k) of the U.S. Federal Food, Drug, and Cosmetic Act, or FDCA. The 510(k) clearance process is shorter and typically requires the submission of less supporting documentation than other FDA approval processes and does not always require long-term clinical studies. t:slim X2 with G5 and t:slim X2 with Basal-IQ technology received FDA approval under a Premarket Approval, or PMA, application. However, currently there are no published studies to evaluate the safety or effectiveness of our PMA approved products in a controlled setting. As a result, we currently lack the breadth of published long-term clinical data supporting the safety and efficacy of our products and the benefits they offer. For these reasons, people with insulin-dependent diabetes and healthcare providers may be slower to adopt or recommend our products, we may not have comparative data that our competitors have or are generating, third-party payors may not be willing to provide coverage or reimbursement for our products and we may be subject to greater regulatory and product liability risks. These and other factors could slow the adoption of our products and result in our sales being lower than anticipated. In addition, future studies or clinical experience may indicate that treatment with our products is not superior to treatment with competitive products. Such results could slow the adoption of our products and significantly reduce our sales, which could prevent us from achieving our forecasted sales targets or achieving or sustaining profitability.

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

Any alleged illness or injury associated with any of our products or product recalls may negatively impact our financial results and business prospects depending on a number of factors, including the scope and seriousness of the problem, degree of publicity, reaction of our customers and healthcare professionals, competitive response, and consumer perceptions generally. Even if such an allegation or product liability claim lacks merit, cannot be substantiated, is unsuccessful or is not fully pursued, the negative publicity surrounding any assertion that our products caused illness, injury or death could adversely affect our reputation with customers, healthcare professionals, third-party payors, and existing and potential collaborators, and could adversely affect our operating results and cause a decline in our stock price.

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

We depend upon key employees in a competitive market, and if we are unable to provide meaningful equity incentives to retain key personnel, it could adversely affect our ability to execute our business strategy.*

We are highly dependent upon the members of our management team, as well as other key employees. Many of these individuals have been employed by us for many years, have played integral roles in the growth of our business, and will continue to provide value to us. In our industry, it is common to attract and retain executive talent and other employees with compensation packages that include a significant equity component. At this time, a substantial number of our outstanding equity awards, which generally are issued in the form of stock options, are significantly out of the money and unlikely to be exercised in the future. We have issued, and may continue to issue, additional equity incentives that we believe will enhance our ability to retain our current key employees and attract the necessary additional executive talent. However, even if we issue significant additional equity incentives, there can be no assurance that we will be able to attract and retain key executive talent. A loss of any of our key personnel, or our inability to hire new personnel, may have a material adverse effect on our ability to execute our business strategy.

If we are found to have violated laws protecting the confidentiality of patient health information or other personal information, we could be subject to civil or criminal penalties, which could increase our liabilities and harm our reputation or our business.*

There are a number of federal and state laws protecting the confidentiality and security of personal information, including certain patient health information, and restricting the use and disclosure of that protected information. In particular, the U.S. Department of Health and Human Services, or HHS, promulgated privacy and security rules under the Health Insurance Portability and Accountability Act of 1996, or HIPAA, as amended by the Health Information Technology for Economic and Clinical Health Act, or HITECH. The privacy rule protects medical records and other personal health information by limiting their use and disclosure, giving individuals the right to access, amend and seek accounting of their own health information and limiting most use and disclosures of health information to the minimum amount reasonably necessary to accomplish the intended purpose. The security rule protects protected health information, or PHI, stored electronically by requiring appropriate administrative, physical and technical safeguards to ensure the confidentiality, integrity and security of such PHI. If we, or any of our service providers, are found to be in violation of the promulgated privacy and security rules under HIPAA and HITECH, we could be subject to civil or criminal penalties, which could increase our liabilities, harm our reputation and have a material adverse effect on our business, financial condition and operating results.

We may also face new risks relating to security laws and privacy rights as individual states adopt new laws and regulations on these topics and as we begin to commercialize our products outside the United States. For example, in the European Union, the General Data Protection Regulation (GDPR), which came into force on May 25, 2018, introduces new data protection requirements in the European Union. As we expand internationally, our business will need to be adapted to meet these and other similar legal requirements.

We are seeking approval to commercialize our products outside of the United States, which may result in a variety of risks associated with international operations that could materially adversely affect our business.*

We are planning to begin commercialization of the t:slim X2 insulin pump in select geographies outside of the United States, including Canada, during 2018. We do not have experience commercializing our products outside of the United States and expect that we will be subject to additional risks related to entering into international business markets, including:

•	different regulatory requirements for product approvals in foreign countries;

•	differing U.S. and foreign medical device import and export rules;

•	more restrictive privacy laws relating to personal information of end users and employees, including the GDPR;

•	reduced protection for our intellectual property rights in foreign countries;

•	unexpected changes in tariffs, trade barriers and regulatory requirements;

•	different reimbursement systems;

•	economic weakness, including inflation, or political instability in particular foreign economies and markets;

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

Risks Related to our Financial Results and Need for Financing

We may need to raise additional funds in the future and if we are unable to raise additional funds when necessary, we may not be able to achieve our strategic objectives.*

As of June 30, 2018, we had $96.5 million in cash, cash equivalents and short-term investments, which included $10.0 million of restricted cash. Our management expects the continued growth of our business, including the expansion of our customer service infrastructure to support our growing base of customers our plans to commence commercial sales of our products outside the United States and additional research and development activities, will continue to increase our expenses and capital needs. In addition, the amount of our future product sales is difficult to predict and actual sales may not be in line with our forecasts. Our future capital requirements will depend on many factors, including:

•	the revenue generated by sales of our insulin pump products, and the related insulin cartridges and infusion sets, and any other future products that we may develop and commercialize;

•	the gross profits and gross margin we realize from the sales we generate;

•	the costs associated with maintaining an appropriate sales, clinical and marketing infrastructure;

•	the expenses we incur in maintaining and enhancing our manufacturing operations, including purchasing manufacturing equipment and adding manufacturing capacity;

•	the expenses associated with developing and commercializing our proposed products or technologies;

•	the costs associated with maintaining and expanding our customer service infrastructure;

•	the cost of obtaining and maintaining regulatory clearance or approval for our products and our manufacturing facilities;

•	the cost of ongoing compliance with legal and regulatory requirements;

•	the expenses we incur in connection with potential litigation or governmental investigations;

•	our compliance with the covenants in the Term Loan Agreement;

•	our refinancing or repayment of amounts due under our Term Loan Agreement;

•	anticipated or unanticipated capital expenditures; and

•	unanticipated general and administrative expenses.

As a result of these and other factors we may in the future seek additional capital from public or private offerings of our capital stock, or from other sources. If we issue equity or debt securities to raise additional funds, our existing stockholders may experience dilution, we may incur significant financing costs, and the new equity or debt securities may have rights, preferences and privileges senior to those of our existing stockholders. In addition, if we raise additional funds through collaborations, licensing, joint ventures, strategic alliances, partnership arrangements or other similar arrangements, it may be necessary to relinquish valuable rights to our potential future products or proprietary technologies, or grant licenses on terms that are not favorable to us.

If we are unable to raise additional capital when necessary, we may not be able to maintain our existing sales, marketing, clinical and customer service infrastructure, enhance our current products or develop new products, take advantage of future opportunities, respond to competitive pressures, changes in supplier relationships, or unanticipated changes in customer demand, or satisfy covenants in the Term Loan Agreement. Any of these events could adversely affect our ability to achieve our strategic objectives, which could have a material adverse effect on our business, financial condition and operating results.

Our operating results may fluctuate significantly from quarter to quarter.*

There has been and may continue to be meaningful variability in our operating results from quarter to quarter, as well as within each quarter, especially around the time of anticipated new product launches or regulatory approvals by us or our competitors. Our operating results, and the variability of these operating results, will be affected by numerous factors, including:

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

In addition, we expect our operating expenses will continue to increase as we expand our business, which may exacerbate the quarterly fluctuations in our operating results. If our quarterly or annual operating results fall below the expectation of investors or securities analysts, the price of our common stock could decline substantially. Further, any quarterly or annual fluctuations in our operating results may, in turn, cause the price of our common stock to fluctuate substantially, and these price fluctuations could result in further pressure on our stock price. We believe quarterly comparisons of our financial results are not necessarily meaningful and should not be relied upon as an indication of our future performance.

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

In the event of a future default triggered by any violations of the covenants in the Term Loan Agreement, we will need to obtain a waiver from Capital Royalty Partners to avoid being in default. If we are unable to obtain a waiver of any event of default, or an amendment to the Term Loan Agreement that would allow us to be in compliance with the terms of the agreement, an event of default would result.

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

Risks Related to our Intellectual Property and Potential Litigation

Our ability to protect our intellectual property and proprietary technology is uncertain.*

We rely primarily on patent, trademark and trade secret laws, as well as confidentiality and non-disclosure agreements, to protect our proprietary technologies. As of June 30, 2018, our patent portfolio consisted of approximately 63 issued U.S. patents and 49 pending U.S. patent applications. Of these, our issued U.S. patents expire between approximately 2021 and 2036. We also have and are seeking patent protection for our proprietary technologies in other countries throughout the world. In addition, we have 10 U.S. trademark registrations and 13 foreign trademark registrations.

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

Our business exposes us to potential product liability claims that are inherent in the design, manufacture, testing and sale of medical devices. We could become the subject of product liability lawsuits alleging that component failures, manufacturing flaws, design defects or inadequate disclosure of product-related risks or product-related information resulted in an unsafe condition, injury or death to customers. The risk of one or more product liability claims or lawsuits may be even greater following our January 2014 voluntary recall of cartridges used with t:slim. In addition, the misuse of our products or the failure of customers to adhere to operating guidelines could cause significant harm to customers, including death, which could result in product liability claims. We may also identify deficiencies in our products that we determine are immaterial and do not pose safety risks, and therefore decide not to initiate a voluntary recall. However, any such deficiency may be more significant than we expect and lead to product liability claims. Product liability lawsuits and claims, safety alerts or product recalls, with or without merit, could cause us to incur substantial costs, and could place a significant strain on our financial resources, divert the attention of management from our core business, harm our reputation and adversely affect our ability to attract and retain customers, any of which could have a material adverse effect on our business, financial condition and operating results.

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

Before we can market or sell a new regulated product or a significant modification to an existing product in the United States, we must obtain either clearance under Section 510(k) of the FDCA or approval of a PMA application from the FDA, unless an exemption from pre-market review applies. In the 510(k) clearance process, the FDA must determine that a proposed device is “substantially equivalent” to a device legally on the market, known as a “predicate” device, with respect to intended use, technology and safety and effectiveness, in order to clear the proposed device for marketing. Clinical data is sometimes required to support substantial equivalence. The PMA pathway requires an applicant to demonstrate the safety and effectiveness of the device based on extensive data. The PMA process is typically required for devices that are deemed to pose the greatest risk, such as life-sustaining, life-supporting or implantable devices. We received approval of our PMA for t:slim G4 in September 2015 and of our PMA supplement for t:slim X2 with G5 in August 2017. More recently, we received approval of our PMA for t:slim X2 with Basal-IQ technology in June 2018. Products that are approved through a PMA application generally need FDA approval before they can be modified. Similarly, some modifications made to products cleared through a 510(k) may require a new 510(k). The process of obtaining regulatory clearances or approvals to market a medical device can be costly and time-consuming, and we may not be able to obtain these clearances or approvals on a timely basis or at all for our proposed products.

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

Further, we intend to commence commercial sales of our products in select international markets during the second half of 2018. As we expand our operations outside of the United States, we will become subject to various additional regulatory and legal requirements under the applicable laws and regulations of the international markets we enter. These additional regulatory requirements may involve significant costs and expenditures and, if we are not able to comply with any such requirements, our international expansion and business could be significantly harmed.

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

A recall of our products, or the discovery of serious safety issues with our products, could have a significant negative impact on us.*

The FDA has the authority to require the recall of commercialized products in the event of material deficiencies or defects in design or manufacture or in the event that a product poses an unacceptable risk to health. The FDA has broad discretion to require the recall of a product or to require that manufacturers alert customers of safety risks, and may do so even in circumstances where we do not believe our product poses an unacceptable risk to health. In addition, manufacturers may, under their own initiative, recall a product if any material deficiency in a product is found or alert customers of unanticipated safety risks. This is not uncommon in our industry and we currently have ongoing voluntary recalls of products that we initiated during 2018. A government-mandated or voluntary recall by us, one of our distributors or any of our other third-party suppliers could occur as a result of an unacceptable risk to health, component failures, manufacturing errors, design or labeling defects or other deficiencies and issues. Recalls or notices relating to any products that we distribute would divert managerial and financial resources, and have an adverse effect on our reputation, financial condition and operating results.

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

Risks Related to our Common Stock

The price of our common stock may continue to fluctuate significantly.

The trading price of our common stock has been volatile over the past several years.  We believe our stock price has been, and will continue to be, subject to wide fluctuations in response to a variety of factors, including the following:

•	actual or anticipated fluctuations in our financial and operating results from period to period;

•

our actual or perceived need for additional capital to fund our operations, and perceptions about the dilutive impact of our recent financing transactions (including the exercise of outstanding warrants);

•

perceptions about our financial stability generally, and relative to our competitors, including our ability to sustain our business operations, refinance our outstanding indebtedness, and achieve profitability;

•	market acceptance of our current products and products under development, and the recognition of our brand;

•	introduction of proposed products, technologies or treatment techniques by us or our competitors;

•	announcements of significant contracts, acquisitions or divestitures by us or our competitors;

•	regulatory approval of our products or the products of our competitors, or the failure to obtain such approvals on the projected timeline or at all;

•	speculative trading practices of market participants;

•	issuance of securities analysts’ reports or recommendations;

•	threatened or actual litigation and government investigations;

•	sales of shares of our common stock by our employees, directors or principal stockholders; and

•	general political or economic conditions.

These and other factors might cause the market price of our common stock to fluctuate substantially.  Fluctuations on our stock price may negatively affect the liquidity of our common stock, which could further impact our stock price.

In recent years, the stock market has experienced significant price and volume fluctuations. This volatility has had a significant impact on the market price of securities issued by many companies across many industries. These changes may occur without regard to the financial condition or operating performance of the affected companies. Accordingly, the price of our common stock could fluctuate based upon factors that have little or nothing to do with our company, and these fluctuations could materially reduce the market price of our common stock.

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

The requirements of being a public company have increased our costs and will continue to strain our resources and divert management’s attention.*

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

The Sarbanes-Oxley Act of 2002, or the Sarbanes-Oxley Act, requires, among other things, that we maintain effective disclosure controls and procedures and internal control over financial reporting. Recent legislation permits “emerging growth companies” to implement many of these requirements over a period of up to five years after becoming subject to the requirements. However, we expect we will cease to qualify as an “emerging growth company” on December 31, 2018, at which point we will become subject to the additional compliance and reporting requirements. In order to meet these additional requirements, significant resources and management oversight may be required. As a result, management’s attention may be diverted from other business concerns, which could harm our business and operating results. Although we have hired additional employees to help us comply with these requirements, in the future we may need to hire more employees or utilize external consultants in order to further support our efforts, which will increase our expenses.

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

We are an “emerging growth company” and we do not know whether the reduced disclosure requirements and relief from certain other significant obligations that are applicable to emerging growth companies will make our common stock less attractive to investors.*

We are an “emerging growth company,” as defined in the Jumpstart our Business Startups Act of 2012, or the JOBS Act, and we have taken advantage of, and intend to continue to take advantage of certain exemptions from various reporting and compliance requirements that apply to other public companies that are not “emerging growth companies.” These exemptions include the following:

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

We cannot predict if investors will find our common stock less attractive because of our reliance on these exemptions. If some investors find our common stock less attractive as a result, there may be a less active trading market for our common stock, which could result in a reduction in the price of our common stock or cause our stock price to be more volatile. We expect we will cease to qualify as an “emerging growth company” on December 31, 2018.

We are a “smaller reporting company” and, as a result of the reduced disclosure and governance requirements applicable to smaller reporting companies, our common stock may be less attractive to investors.*

We are a “smaller reporting company” under applicable SEC rules and regulations. Similar to an “emerging growth company”, a “smaller reporting company” is subject to scaled reporting and compliance obligations as compared to other public companies. Specifically, “smaller reporting companies” are able to provide simplified executive compensation disclosures in their filings, are exempt from the auditor attestation requirements of Section 404(b) of the Sarbanes-Oxley Act, and have certain other reduced disclosure obligations in their SEC filings. Reduced disclosures in our SEC filings due to our status as a “smaller reporting company” may make it harder for investors to analyze our financial condition, operating results and prospects. If investors find our common stock less attractive as a result of our reduced disclosures, there may be a less active trading market for our common stock and our stock price may decline or be more volatile.  In light of the increase in our stock price during 2018, we may cease to qualify as a “smaller reporting company” once our status is reassessed under applicable SEC rules.

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

We may be at increased risk of securities class action litigation.*

In the past, securities class action litigation has been instituted against companies following periods of volatility in the overall market and in the price of a company’s securities. We believe this risk may be particularly relevant to us as we have recently and in past years experienced significant stock price volatility. If we face such litigation, it could result in substantial costs and a diversion of management’s attention and resources, which could harm our business, financial condition and results of operations.

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

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3.	Defaults Upon Senior Securities

None.

Item 4.	Mine Safety Disclosures

Not applicable.

Item 5.	Other Information

None.

Item 6.	Exhibits

		Incorporated by Reference				Provided Herewith
Exhibit Number	Exhibit Description	Form	File No.	Date of First Filing	Exhibit Number
3.1	Amended and Restated Certificate of Incorporation as currently in effect.	S-1/A	333-191601	1-Nov-13	3.4
3.2	Tandem Diabetes Care, Inc. Amended and Restated Bylaws as currently in effect.	S-1/A	333-191601	1-Nov-13	3.5
10.1+	Tandem Diabetes Care, Inc. Amended And Restated 2013 Stock Incentive Plan	DEF 14A	001-36189	26-Apr-18	Appendix B
10.2+	Amended And Restated 2013 Employee Stock Purchase Plan	DEF 14A	001-36189	26-Apr-18	Appendix C
10.3+	Kim Blickenstaff Letter Agreement regarding employment terms					X
10.4+	2018 Cash Bonus Plan for Executives					X
31.1	Certification of Kim D. Blickenstaff, Chief Executive Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					X
31.2	Certification of Leigh A. Vosseller, Chief Financial Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					X
32.1*	Certification of Kim D. Blickenstaff, Chief Executive Officer, pursuant to U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					X
32.2*	Certification of Leigh A. Vosseller, Chief Financial Officer, pursuant to U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					X
101.INS	XBRL Instance Document.					X
101.SCH	XBRL Taxonomy Extension Schema Document.					X
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.					X
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.					X
101.LAB	XBRL Taxonomy Extension Label Linkbase Document.					X
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.					X

+	Indicates management contract or compensatory plan.
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

Tandem Diabetes Care, Inc.

Dated: July 30, 2018	By:	/s/ Kim D. Blickenstaff
Kim D. Blickenstaff
President, Chief Executive Officer and Director (on behalf of the registrant and as the registrant’s Principal Executive Officer)

	By:	/s/ Leigh A. Vosseller
Leigh A. Vosseller
Executive Vice President, Chief Financial Officer and Treasurer (on behalf of the registrant and as the registrant’s Principal Financial and Accounting Officer)