Form 10-Q
period 2018-09-30
TANDEM DIABETES CARE INC
filed 2018-11-01
CIK 1438133

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended September 30, 2018

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☒
		Emerging growth company	☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.                                                                                                          ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No   ☒

As of October 24, 2018, there were 57,369,283 shares of the registrant’s Common Stock outstanding.

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements

TANDEM DIABETES CARE, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except par value)

	September 30,	December 31,
	2018	2017
	(Unaudited)	(Note 1)

Assets
Current assets:
Cash and cash equivalents	$32,327	$13,700
Short-term investments	81,254	479
Accounts receivable, net	21,689	20,793
Inventory, net	24,366	26,993
Prepaid and other current assets	3,035	2,191
Total current assets	162,671	64,156
Property and equipment, net	17,582	19,631
Patents, net	1,212	1,457
Restricted cash—long term	-	10,000
Other long-term assets	141	102
Total assets	$181,606	$95,346
Liabilities and stockholders’ equity (deficit)
Current liabilities:
Accounts payable	$6,198	$5,150
Accrued expense	3,931	2,832
Employee-related liabilities	17,229	14,488
Deferred revenue	3,703	2,526
Common stock warrants	20,643	5,432
Other current liabilities	6,846	5,657
Total current liabilities	58,550	36,085
Notes payable—long-term	-	76,541
Deferred rent—long-term	4,028	4,687
Other long-term liabilities	3,599	7,181
Total liabilities	66,177	124,494
Commitments and contingencies (Note 8)
Stockholders’ equity (deficit):
Common stock, $0.001 par value; 200,000 and 100,000 shares authorized as of September 30, 2018 and December 31, 2017, respectively. 57,364 and 10,119 shares issued and outstanding at September 30, 2018 and December 31, 2017, respectively.	57	10
Additional paid-in capital	719,148	448,455
Accumulated other comprehensive loss	(13)	—
Accumulated deficit	(603,763)	(477,613)
Total stockholders’ equity (deficit)	115,429	(29,148)
Total liabilities and stockholders’ equity (deficit)	$181,606	$95,346

See accompanying notes to unaudited condensed consolidated financial statements.

TANDEM DIABETES CARE, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS and comprehensive loss

(Unaudited)

(In thousands, except per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Sales	$46,264	$27,003	$107,667	$67,306
Cost of sales	24,468	15,131	59,381	40,680
Gross profit	21,796	11,872	48,286	26,626
Operating expenses:
Selling, general and administrative	29,506	20,125	73,048	65,077
Research and development	7,999	4,914	20,430	14,910
Total operating expenses	37,505	25,039	93,478	79,987
Operating loss	(15,709)	(13,167)	(45,192)	(53,361)
Other income (expense), net:
Interest and other income	443	60	833	179
Interest and other expense	(1,401)	(2,928)	(7,585)	(8,445)
Loss on extinguishment of debt	(5,313)	—	(5,313)	—
Change in fair value of stock warrants	(12,265)	—	(69,042)	—
Total other expense, net	(18,536)	(2,868)	(81,107)	(8,266)
Net loss	$(34,245)	$(16,035)	$(126,299)	$(61,627)
Other comprehensive loss:
Unrealized gain (loss) on short-term investments	$(19)	$—	$(13)	$1
Comprehensive loss	$(34,264)	$(16,035)	$(126,312)	$(61,626)
Net loss per share, basic and diluted	$(0.62)	$(3.09)	$(2.81)	$(13.79)
Weighted average shares used to compute basic and diluted net loss per share	55,615	5,190	44,993	4,468

See accompanying notes to unaudited condensed consolidated financial statements.

TANDEM DIABETES CARE, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(In thousands)

	Nine Months Ended September 30,
	2018	2017
Operating activities
Net loss	$(126,299)	$(61,627)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization expense	4,353	4,737
Interest expense related to amortization of debt discount and debt issuance costs	1,721	1,338
Provision for allowance for doubtful accounts	1,017	664
Provision for inventory reserve	397	316
Payment in kind interest accrual of notes payable	—	1,236
Change in fair value of common stock warrants	69,042	—
Amortization of premium (discount) on short-term investments	783	(16)
Stock-based compensation expense	13,427	10,502
Loss on extinguishment of debt	5,313	—
Other	155	69
Changes in operating assets and liabilities:
Accounts receivable, net	(1,913)	(73)
Inventory, net	2,752	(9,038)
Prepaid and other current assets	(823)	1,133
Other long-term assets	(39)	(53)
Accounts payable	1,083	522
Accrued expense	1,098	907
Employee-related liabilities	2,741	797
Deferred revenue	1,178	(4,137)
Other current liabilities	1,100	(601)
Deferred rent	(571)	(425)
Other long-term liabilities	1,033	(746)
Net cash used in operating activities	(22,452)	(54,495)
Investing activities
Purchase of short-term investments	(100,550)	—
Proceeds from sales and maturities of short-term investments	18,500	8,500
Purchase of property and equipment	(2,098)	(4,299)
Net cash provided by (used in) investing activities	(84,148)	4,201
Financing activities
Principal payments on notes payable	(87,711)	—
Proceeds from public offering, net of offering costs	172,929	25,125
Proceeds from exercise of warrants	29,536	—
Proceeds from common stock issued under employee benefit plans	473	570
Net cash provided by financing activities	115,227	25,695
Net increase (decrease) in cash and cash equivalents and restricted cash	8,627	(24,599)
Cash and cash equivalents and restricted cash at beginning of period	23,700	46,678
Cash and cash equivalents and restricted cash at end of period	$32,327	$22,079
Supplemental disclosures of cash flow information
Interest paid	$5,841	$5,871
Supplemental schedule of noncash investing and financing activities
Lease incentive - lessor-paid tenant improvements	$—	$3,037
Debt discount included in other long-term liabilities	$—	$6,720
Common stock warrants issued in connection with term loan	$—	$3,331
Property and equipment included in accounts payable	$57	$72

See accompanying notes to unaudited condensed consolidated financial statements.

TANDEM DIABETES CARE, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1. Organization and Basis of Presentation

The Company

Tandem Diabetes Care, Inc. is a medical device company focused on the design, development and commercialization of products for people with insulin-dependent diabetes. The Company is incorporated in the state of Delaware. Unless the context requires otherwise, the terms the “Company” or “Tandem” refer to Tandem Diabetes Care, Inc.

The Company manufactures and sells insulin pump products that are designed to address large and differentiated needs of the insulin-dependent diabetes market. The Company’s manufacturing and sales activities primarily focus on the t:slim X2 Insulin Delivery System (t:slim X2), the next-generation flagship product that is updatable and designed to display continuous glucose monitoring (CGM), sensor information directly on the pump Home Screen. The Company’s insulin pump products are generally considered durable medical equipment, and have an expected lifespan of at least four years. In addition to selling insulin pumps, the Company sells disposable products that are used together with the pumps and are replaced every few days, including cartridges for storing and delivering insulin, and infusion sets that connect the insulin pump to a user’s body. The Company’s insulin pump products are compatible with the Tandem Device Updater, a Mac and PC-compatible tool for the remote update of Tandem insulin pump software.

The Company began commercial sales of its first product, t:slim, in August 2012 and subsequently commercialized t:flex in May 2015, t:slim G4 in September 2015 and t:slim X2 in October 2016. The t:slim X2 hardware platform now represents 100% of new pump shipments, but the Company will continue to provide ongoing service and support to existing t:slim, t:slim G4 and t:flex customers. In June 2018, the Company received approval by the United States Food and Drug Administration (FDA) for t:slim X2 with Basal-IQ technology, the Company’s first generation Automated Insulin Delivery (AID) algorithm, and commenced commercial sales of this product in August 2018.

In August 2018, the Company commenced sales of the t:slim X2 in select geographies outside the United States.

In July 2016, the Company launched a Technology Upgrade Program that provided eligible t:slim and t:slim G4 customers a path to obtain the t:slim X2 hardware platform. Participating customers had the right to exchange their original t:slim and t:slim G4 for a t:slim X2 under a variable pricing structure. The Technology Upgrade Program expired on September 30, 2017.

The Company has incurred operating losses since its inception and, as reflected in the accompanying financial statements, the Company had an accumulated deficit of $603.8 million as of September 30, 2018, which included a net loss of $126.3 million for the nine months ended September 30, 2018. Management expects operating losses and negative cash flows to continue for at least the next 12 months.

As of September 30, 2018, the Company had $113.6 million in cash and cash equivalents and short-term investments in marketable securities. Management believes that the cash and investments on hand will be sufficient to satisfy its liquidity requirements for at least the next 12 months.

The Company’s ability to execute on its business strategy, meet its future liquidity requirements, and achieve and maintain profitable operations, is dependent on a number of factors, including its ability to continue to gain market acceptance of its products and achieve a level of revenues adequate to support its cost structure, achieve renewal pump sales objectives, develop and launch new products, increase gross profits from higher sales of infusion sets, maximize manufacturing efficiencies, satisfy increasing production requirements, leverage the investments made in its sales, clinical, marketing and customer support organizations and operate its business and manufacture and sell products without infringing third party intellectual property rights.

The Company has funded its operations primarily through private and public equity and debt financing. The Company may in the future seek additional capital from public or private offerings of its capital stock, or it may elect to borrow additional amounts under new credit lines or from other sources. If the Company issues equity or debt securities to raise additional funds, its existing stockholders may experience dilution, it may incur significant financing costs, and the new equity or debt securities may have rights, preferences and privileges senior to those of its existing stockholders. There can be no assurance that equity or debt financing will be available on acceptable terms, or at all.

Basis of Presentation

The Company has funded its operations primarily through private and public equity and debt financing. The Company may in the future seek additional capital from public or private offerings of its capital stock, or it may elect to borrow amounts under new credit lines or from other sources. If the Company issues equity or debt securities to raise additional funds, its existing stockholders may experience dilution, it may incur significant financing or debt service costs, and the new equity or debt securities may have rights, preferences and privileges senior to those of its existing stockholders. There can be no assurance that financing will be available on acceptable terms, or at all.

Interim financial results are not necessarily indicative of results anticipated for the full year or any other period(s). These unaudited condensed consolidated financial statements should be read in conjunction with the Company’s audited financial statements and accompanying footnotes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2017 (Annual Report), from which the balance sheet information herein was derived. These unaudited condensed consolidated financial statements exclude disclosures required by U.S. GAAP for complete financial statements.

The condensed consolidated financial statements include the accounts of Tandem Diabetes Care, Inc. and its wholly owned subsidiary in Canada. All significant intercompany balances and transactions have been eliminated in consolidation.

Reclassifications

Certain reclassifications of prior year amounts have been made to conform to the current year presentation.

2. Summary of Significant Accounting Policies

There have been no material changes in our significant accounting policies during the nine months ended September 30, 2018, as compared with those disclosed in the Annual Report other than adoption of the new revenue recognition standard (Revenue from Contracts with Customers Standard).

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

Segment Reporting

Operating segments are identified as components of an enterprise about which discrete financial information is available for evaluation by the chief operating decision-maker (CODM) in making decisions regarding resource allocation and assessing performance. The Company’s current product offering consists primarily of insulin pumps, disposable cartridges and infusion sets for the storage and delivery of insulin. The Company has viewed its operations and managed its business as one segment as key operating decisions and resource allocations are made by the CODM using consolidated financial data.

Restricted Cash

The Company recorded $10.0 million of restricted cash as of December 31, 2017, for the minimum cash balance requirement in connection with the Amended and Restated Term Loan Agreement (Term Loan Agreement) with Capital Royalty Partners II, L.P. and its affiliated funds (CRG) (see Note 6, Term Loan Agreement). Due to the full repayment of the term loan in August 2018, no restricted cash balance existed at September 30, 2018. In January 2018, the Company adopted new guidance from the Financial Accounting Standards Board (FASB) that clarified how entities should classify certain cash receipts and cash payments on the statement of cash flows. As a result, the restricted cash balance that existed in prior periods is included as a component of cash and cash equivalents on the statement of cash flows in the relevant periods presented.

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

Fair Value of Financial Instruments

The carrying amounts of cash and cash equivalents, accounts receivable, accounts payable, accrued expense, and employee-related liabilities are reasonable estimates of their fair values because of the short-term nature of these assets and liabilities. Short-term investments are carried at fair value. Based on the borrowing rates currently available for loans with similar terms, the Company believes the fair value of its long-term notes payable approximates its carrying value. The estimated fair value of certain of the Company’s common stock warrants is determined using the Black-Scholes pricing model as of September 30, 2018 and December 31, 2017 (see Note 5, “Fair Value Measurements”).

Revenue Recognition

Revenue is generated primarily from sales of insulin pumps, disposable cartridges and infusion sets to individual customers and third-party distributors that resell the product to insulin-dependent diabetes customers. The Company is paid directly by customers who use the products, distributors and third-party insurance payors.

In January 2018, the Company adopted the Revenue from Contracts with Customers Standard which supersedes existing revenue guidance under U.S. GAAP and International Financial Reporting Standards. Pursuant to the Revenue from Contracts with Customers Standard’s core principle, subsequent to January 1, 2018, the Company recognizes revenue when it transfers promised goods or services to customers in an amount that reflects the consideration to which the Company expects to be entitled in exchange for those goods or services. The Company elected to implement this new standard utilizing the modified retrospective method. Under this approach, the Company applied the new standard to all new contracts initiated on or after the effective date, and, for contracts which had remaining obligations as of the effective date, the Company recorded an adjustment to the opening balance of accumulated deficit. The accounting for the significant majority of the Company’s revenues is not impacted by the new guidance. As a result, on January 1, 2018, the Company recorded a net reduction to accumulated deficit in the amount of $149,000, reflecting the accounting change.

Prior to the implementation of this new standard, revenue was recognized when persuasive evidence of an arrangement existed, delivery had occurred and title passed, the price was fixed or determinable, and collectability was reasonably assured.

The Company considers the individual deliverables in its product offering as separate performance obligations. The transaction price is determined based on the consideration expected to be received, based either on the stated value in contractual arrangements or the estimated cash to be collected in non-contracted arrangements. The Company allocates the consideration to the individual performance obligations and recognizes the consideration based on when the performance obligation is satisfied, considering whether or not this occurs at a point in time or over time. Generally, insulin pumps, cartridges, infusion sets and accessories are deemed performance obligations that are satisfied upon delivery, while access to the complementary products, such as the t:connect cloud-based data management application and the Tandem Device Updater, are considered performance obligations satisfied over the four-year warranty period of the insulin pumps. There is no standalone value for these complementary products. Therefore, the Company determines their value by applying the expected cost plus margin approach and then allocates the residual to the insulin pumps. At September 30, 2018 and December 31, 2017, $2.7 million and $2.0 million, respectively, were recorded as deferred revenue for these performance obligations that are satisfied over time.

Additionally, the Company offers a 30-day right of return to its customers from the date of shipment of any of its insulin pumps, provided a physician’s confirmation of the medical reason for the return is received. Estimated allowances for sales returns are based on historical returned quantities as compared to pump shipments in those same periods of return. The return rate is then applied to the sales of the current period to establish a reserve at the end of the period. The return rates used in the reserve are adjusted for known or expected changes in the marketplace when appropriate. Under the new guidance, the allowance for product returns is recorded as a reduction of revenue and an increase in deferred revenue in the period in which the related sale is recorded. Historically, the allowance was recorded as a reduction of revenue and accounts receivable. The amount recorded on the Company’s balance sheets for product return allowance was $0.2 million and $0.2 million at September 30, 2018 and December 31, 2017, respectively. Actual product returns have not differed materially from estimated amounts reserved in the accompanying condensed consolidated financial statements.

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

As of September 30, 2018 and December 31, 2017, the warranty reserve was $7.7 million and $5.6 million, respectively. The following table provides a reconciliation of the change in product warranty liabilities from December 31, 2017 through September 30, 2018 (in thousands):

Balance at December 31, 2017	$5,640
Provision for warranties issued during the period	5,570
Settlements made during the period	(5,741)
Increases in warranty estimates	2,267
Balance at September 30, 2018	$7,736

Current portion	$4,137
Non-current portion	3,599
Total	$7,736

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

Potentially dilutive securities not included in the calculation of diluted net loss per share (because inclusion would be anti-dilutive) are as follows (in thousands, in common stock equivalent shares):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2018	2017	2018	2017
Warrants for common stock	710	-	710	-
Common stock options	5,155	8	3,031	3
ESPP	61	-	24	-
	5,926	8	3,765	3

Recent Accounting Pronouncements

In February 2016, the FASB issued final guidance for lease accounting. The new accounting standard requires lessees to recognize right-of-use assets and corresponding lease liabilities for all leases with lease terms of greater than twelve months. It also changes the definition of a lease and expands the disclosure requirements of lease arrangements. In July 2018, the FASB added a transition option for implementation that allows companies to continue to use the legacy guidance in ASC 840, Leases, including its disclosure requirements, in the comparative periods presented in the year of adoption of the new leases standard. The new accounting standard must be adopted using the modified retrospective approach and will be effective for the Company starting in the first quarter of fiscal 2019. Companies that elect the transition option will record a cumulative-effect adjustment to retained earnings in the period of adoption rather than the earliest period presented. The Company expects that the adoption of this standard will result in a material increase in assets and liabilities on its consolidated balance sheets and is in the process of analyzing its lease commitments, which consist primarily of operating leases for facilities, to determine the impact of the adoption of the standard on its financial statements.

In June 2016, the FASB issued an accounting standards update that changes the measurement and recognition of credit losses for most financial assets and certain other instruments. The new standard requires the use of forward-looking expected credit loss models based on historical experience, current conditions, and reasonable and supportable forecasts that affect the collectability of the reported amount, which may result in earlier recognition of credit losses under the new standard. The standard is effective for public business entities for annual periods beginning after December 15, 2019, and interim periods within those years. The Company plans to implement the new standard in the first quarter of fiscal 2020, and is in the process of reviewing its credit loss models to assess the impact of the adoption of the standard on its financial statements.

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

In August 2018, the FASB issued ASU 2018-15 that changes the accounting for implementation costs incurred in a cloud computing arrangement that is a service contract. ASU 2018-15 aligns the requirements for capitalizing implementation costs incurred in a hosting arrangement with the requirements for capitalizing implementation costs incurred to develop or obtain internal-use software. The implementation costs should be presented as a prepaid asset in the balance sheet and expensed over the term of the hosting arrangement. The standard is effective for annual periods, including interim periods within those annual periods, beginning after December 15, 2019. Early adoption is permitted. The Company is in the process of assessing the impact of the adoption of the standard on its financial statements.

3. Short-Term Investments

The Company invests in investment securities, principally debt instruments of financial institutions and corporations with strong credit ratings. The following represents a summary of the estimated fair value of short-term investments as of September 30, 2018 and December 31, 2017 (in thousands):

At September 30, 2018	Maturity (in years)	Amortized Cost	Unrealized Gain	Unrealized Loss	Estimated Fair Value
Available-for-sale investment securities:
Commercial paper	Less than 1	$65,654	$1	$(14)	$65,641
U.S. Treasury securities	Less than 1	15,613	—	—	15,613
Total		$81,267	$1	$(14)	$81,254

At December 31, 2017	Maturity (in years)	Amortized Cost	Unrealized Gain	Unrealized Loss	Estimated Fair Value
Trading securities:
Mutual funds held for nonqualified deferred compensation plan participants		$459	$20	$—	$479
Total		$459	$20	$—	$479

4. Inventory

Inventory consisted of the following as of September 30, 2018 and December 31, 2017 (in thousands):

	September 30,	December 31,
	2018	2017
Raw materials	$8,609	$10,328
Work-in-process	4,489	3,812
Finished goods	11,268	12,853
Total	$24,366	$26,993

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

The following table presents information about the Company’s financial assets and liabilities measured at fair value on a recurring basis as of September 30, 2018 and December 31, 2017, and indicates the fair value hierarchy of the valuation techniques utilized by the Company to determine such fair value (in thousands):

		Fair Value Measurements at
		September 30, 2018
		(Level 1)	(Level 2)	(Level 3)
Assets
Cash equivalents (1)	$28,104	$28,104	$—	$—
Commercial paper	65,641	—	65,641	—
U.S. Treasury securities	15,613	15,613	—	—
Total assets	$109,358	$43,717	$65,641	$—

Liabilities
Common stock warrants	$20,643	$—	$—	$20,643
Total liabilities	$20,643	$—	$—	$20,643

		Fair Value Measurements at
		December 31, 2017
		(Level 1)	(Level 2)	(Level 3)
Assets
Cash equivalents (1)	$23,700	$23,700	$—	$—
Mutual funds held for nonqualified deferred compensation plan participants (2)	479	479	—	—
Total assets	$24,179	$24,179	$—	$—
Liabilities
Common stock warrants	$5,432	$—	$—	$5,432
Deferred compensation (2)	479	479	—	-
Total liabilities	$5,911	$479	$—	$5,432

(1)

Generally, cash equivalents include money market funds and investments with a maturity of three months or less from the date of purchase. This asset is included as a component of cash and cash equivalents on the balance sheet, of which $10.0 million was classified as restricted cash – long-term as of December 31, 2017.

(2)

The deferred compensation plan was directed by the Company and structured as a Rabbi Trust for the benefit of certain executives and non-employee directors. The investment assets of the Rabbi Trust were valued using quoted market prices multiplied by the number of shares held in each trust account. The related deferred compensation liability represents the fair value of the investment assets. The Company cancelled the deferred compensation plan in 2017 and all deferred compensation amounts were distributed to participants during the second quarter of 2018.

The Company’s Level 2 financial instruments are valued using market prices on less active markets with observable valuation inputs such as interest rates and yield curves. The Company obtains the fair value of Level 2 financial instruments from quoted market prices, calculated prices or quotes from third-party pricing services. The Company validates these prices through independent valuation testing and review of portfolio valuations provided by the Company’s investment managers. There were no transfers between Level 1 and Level 2 assets during the nine months ended September 30, 2018.

The Company’s Level 3 liabilities at September 30, 2018 included the Series A warrants issued by the Company in connection with its public offering of common stock in October 2017. Level 3 liabilities at December 31, 2017 included the Series A and Series B warrants issued by the Company in connection with the October 2017 offering. The Series A warrants have a term of five years and initially provided holders the right to purchase 4,630,000 shares of the Company’s common stock at an exercise price of $3.50 per share. The Series B warrants had a term of six months and initially provided holders the right to purchase 4,630,000 shares of the Company’s common stock at an exercise price of $3.50 per share. The Series A and Series B warrants were initially valued in the aggregate amount of $6.5 million on the date of issuance utilizing a Black-Scholes pricing model. As of September 30, 2018, there were Series A warrants to purchase 516,030 shares of common stock outstanding and no Series B warrants outstanding (see Note 7, “Stockholders’ Equity”).

The Company reassesses the fair value of the outstanding Series A and Series B warrants at each reporting date utilizing a Black-Scholes pricing model. Inputs used in the pricing model include estimates of stock price volatility, expected warrant life and risk-free interest rate. The Company develops its estimates based on publicly available historical data. The assumptions used to estimate the fair values of the common stock warrants at September 30, 2018 and December 31, 2017 are presented below:

	Series A Warrants
	September 30, 2018	December 31, 2017
Risk-free interest rate	2.9%	2.2%
Expected dividend yield	0.0%	0.0%
Expected volatility	77.6%	63.5%
Expected term (in years)	4.1	4.8

	Series B Warrants
	September 30, 2018(1)	December 31, 2017
Risk-free interest rate	N/A	1.4%
Expected dividend yield	N/A	0.0%
Expected volatility	N/A	80.3%
Expected term (in years)	N/A	0.3

(1)	As of September 30, 2018, there were no Series B warrants outstanding.

The following table presents a summary of changes in the fair value of the Company’s Level 3 financial assets for the nine months ended September 30, 2018:

Balance at December 31, 2017	$5,432
Increase in fair value included in change in fair value of common stock warrants	69,042
Decrease in fair value from warrants exercised during the period	(53,831)
Balance at September 30, 2018	$20,643

During the nine months ended September 30, 2018, the Company issued 8,598,076 shares of common stock upon the exercise of Series A and Series B warrants and 13,450 Series B warrants expired unexercised. As a result, there were 516,030 Series A warrants to purchase common stock outstanding as of September 30, 2018.

6. Term Loan Agreement

In August 2018, the Company fully repaid the term loan made by CRG pursuant to the Term Loan Agreement. The term loan was collateralized by all assets of the Company. The balance of the outstanding debt at the time of repayment was $82.7 million. The repayment included approximately $1.1 million in accrued interest and $5.0 million in associated financing fees that became due. As a result of the repayment, the Company did not have any borrowings outstanding under the Term Loan Agreement as of September 30, 2018. The Company had aggregate borrowings under the Term Loan Agreement of $82.7 million as of December 31, 2017. Notes payable-long term on the accompanying consolidated balance sheet reflected these aggregate borrowings, offset by a $6.2 million debt discount associated with the financing fees and certain debt issuance costs at December 31, 2017. Such discounts were amortized to interest expense over the term of the loan using the effective interest method. At the time of repayment, the remaining balance of $5.3 million was accelerated and recognized as a loss on extinguishment of debt in the consolidated statement of operations in the third quarter ended September 30, 2018.

Under the Term Loan Agreement, interest was payable at the Company’s option, (i) in cash at a rate of 11.5% per annum, or (ii) at a rate of 9.5% of the 11.5% per annum in cash and 2.0% of the 11.5% per annum (the “PIK Loan”) to be added to the principal of the loan and subject to accruing interest. Interest-only payments were due quarterly on March 31, June 30, September 30 and December 31 of each year of the interest-only payment period, which would have ended on December 31, 2019. The principal balance was due in full at the end of the term of the loan, which was March 31, 2020 (the “Maturity Date”). The Company had elected to pay interest in cash at a rate of 11.5% per annum through September 30, 2015. From October 1, 2015 through December 31, 2017, the Company elected to pay interest in cash at a rate of 9.5% per annum and for a rate of 2.0% per annum to be added to the principal of the loan. As a result, $2.7 million was added to the principal of the loan during that time period (the “PIK Loans”).

The Company entered into a series of amendments to the Term Loan Agreement in 2016, 2017 and 2018, which included the addition of a financing fee payable at the maturity of the Company’s loans, the issuance of 193,788 ten-year warrants to CRG to purchase shares of the Company’s common stock at an exercise price of $23.50 per share and certain other minimum financing covenants. The financing fee was applicable to the entire aggregate principal amount of borrowings outstanding, including total PIK Loans issued. The Company treated the execution of each of the Third, Fourth and Fifth Amendments as a modification for accounting purposes. The present value of the future cash flows under these amendments did not exceed the present value of the future cash flows under the previous terms by more than 10%.

At December 31, 2017, the Company had accrued $4.1 million for the financing fee of 5%, which was subsequently increased to $5.0 million, or 6%, in February 2018. These fees were included in other long-term liabilities and as contra-debt in notes payable-long term on the accompanying consolidated balance sheet.

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

In the fourth quarter of 2017, the Company completed a public offering, pursuant to which it sold 4,630,000 shares of its common stock, Series A warrants to purchase up to 4,630,000 shares of common stock and Series B warrants to purchase up to 4,630,000 shares of common stock at a public offering price of $3.50 per share and accompanying warrants. The gross proceeds from the public offering were approximately $16.2 million, before deducting underwriting discounts and commissions and other offering expenses. As of September 30, 2018, the Company had issued 8,598,076 shares upon exercise of Series A and Series B warrants, which resulted in gross proceeds to the Company of $29.5 million. As of September 30, 2018, there were 516,030 Series A warrants outstanding and no Series B warrants outstanding. In April 2018, 13,450 Series B warrants expired unexercised.

In the first quarter of 2018, the Company completed a public offering of 34,500,000 shares of its common stock at a public offering price of $2.00 per share. The gross proceeds to the Company from the offering were $69.0 million, before deducting underwriting discounts and commissions and other offering expenses payable by the Company.

In August 2018, the Company completed a public offering of 4,035,085 shares of its common stock at a public offering price of $28.50 per share. The gross proceeds to the Company from the offering were $115.0 million, before deducting underwriting discounts and commissions and other offering expenses payable by the Company.

Shares Reserved for Future Issuance

The following shares of the Company’s common stock were reserved for future issuance as of September 30, 2018 (in thousands):

Shares underlying outstanding warrants	809
Shares underlying outstanding stock options	5,655
Shares authorized for future equity award grants	1,189
Shares authorized for issuance as ESPP awards	2,101
9,754

In June 2018, the Company received approval from its stockholders to increase the number of shares of common stock reserved under the 2013 Plan by 5,500,000 shares. The Company issued 8,598,076 shares of its common stock upon the exercise of warrants, and 31,519 shares of its common stock upon the exercise of stock options during the nine months ended September 30, 2018. The Company did not issue any shares of its common stock upon the exercise of warrants, and issued 24,406 shares of its common stock upon the exercise of stock options during the year ended December 31, 2017.

The ESPP enables eligible employees to purchase shares of common stock using their after-tax payroll deductions, subject to certain conditions. Historically, offerings under the ESPP consisted of a two-year offering period with four six-month purchase periods which began in May and November of each year. The Company previously suspended the ESPP in May 2017 due to a lack of available shares. In June 2018, the Company received approval from its stockholders to increase the number of shares reserved for issuance under the ESPP by 2,000,000 shares. A new offering commenced under the ESPP on June 15, 2018, and the first purchase date will be November 15, 2018. As a result of the previous suspension of the ESPP, no shares of common stock were purchased under the ESPP during the nine months ended September 30, 2018. There were 38,929 shares of common stock purchased under the ESPP during the year ended December 31, 2017.

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

The assumptions used in the Black-Scholes option-pricing model are as follows:

	Stock Options
	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2018	2017	2018	2017
Weighted average grant date fair value (per share)	$21.77	$3.00	$12.35	$5.10
Risk-free interest rate	2.8%	2.0%	2.8%	1.9%
Expected dividend yield	0.0%	0.0%	0.0%	0.0%
Expected volatility	70.5%	60.3%	71.4%	60.0%
Expected term (in years)	6.1	6.1	5.7	6.1

	ESPP
	Nine Months Ended
	September 30,
	2018	2017(1)
Weighted average grant date fair value (per share)	$9.62	N/A
Risk-free interest rate	2.4%	N/A
Expected dividend yield	0.0%	N/A
Expected volatility	77.0%	N/A
Expected term (in years)	1.3	N/A

(1)	There were no grants made pursuant to the ESPP during the nine months ended September 30, 2017.

The following table summarizes the allocation of stock-based compensation expense (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2018	2017	2018	2017
Cost of sales	$784	$264	$1,129	$1,022
Selling, general & administrative	6,821	1,961	9,833	8,423
Research and development	1,932	167	2,465	1,057
Total	$9,537	$2,392	$13,427	$10,502

The total stock-based compensation expense capitalized as part of the cost of inventory was $0.7 million and $0.2 million as of September 30, 2018 and December 31, 2017, respectively.

8. Commitments and Contingencies

From time to time, the Company may be subject to legal proceedings, disputes and other claims arising in the ordinary course of business, including actions with respect to intellectual property, employment, product liability and contractual matters. In connection with these matters, the Company regularly assesses the probability and amount or range of possible loss based on the developments in these matters. A liability is recorded in the financial statements if it is determined that it is probable that a material loss has been incurred, and that the amount or range of the loss can be reasonably estimated. Because of uncertainties related to any pending actions, the Company is currently unable to predict their ultimate outcome, and, with respect to any legal proceeding or claim where no liability has been accrued, to make a meaningful estimate of the reasonably possible loss or range of loss that could result from an adverse outcome. As of September 30, 2018 and December 31, 2017, there were no legal proceedings, disputes or other claims for which a material loss was considered probable or for which the amount or range of loss was reasonably estimable. However, regardless of the outcome, legal proceedings, disputes and other claims can have an adverse impact on the Company because of legal costs, diversion of management time and resources, and other factors.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

You should read the following discussion and analysis together with our financial statements and related notes in Part I, Item 1 of this Quarterly Report on Form 10-Q for the quarter ended September 30, 2018, or this Quarterly Report.

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

We began commercial sales in the United States of our first insulin pump, t:slim, in August 2012. Subsequently, we commercialized t:flex in May 2015, t:slim G4 in September 2015 and t:slim X2 in October 2016. The t:slim X2 technology platform now represents 100% of our new pump shipments, but we continue to provide ongoing service and support to existing t:slim, t:slim G4 and t:flex customers.

In June 2018, we received approval by the United States Food and Drug Administration (FDA) for t:slim X2 with Basal-IQ technology, our first-generation Automated Insulin Delivery (AID) algorithm. We commenced commercial sales of this product in the United States in August 2018. This system uses Dexcom G6 continuous glucose monitoring (CGM) sensor values to adjust the rate of insulin delivery to help minimize the frequency and/or duration of hypoglycemic events. In the second quarter of 2018, the FDA also created a new interoperability designation for integrated continuous glucose monitoring (iCGM) devices. Our t:slim X2 with Basal-IQ technology was the first insulin pump to receive approval for iCGM compatibility, which we expect will streamline the regulatory pathway for integration with future iCGM products approved by the FDA.

In August 2018, we commenced commercial sales in select international geographies of our t:slim X2 insulin pump, which is capable of displaying Dexcom’s G5 Mobile CGM.

Our insulin pump products are generally considered durable medical equipment, and have an expected lifespan of at least four years. In addition to selling insulin pumps, we sell disposable products that are used together with our pumps and replaced every few days, including cartridges for storing and delivering insulin, and infusion sets that connect the insulin pump to a user’s body.

Our insulin pumps are compatible with the Tandem Device Updater, a revolutionary new tool that allows pump users to update their pumps’ software quickly and easily from a personal computer. The Tandem Device Updater provides our in-warranty customers access to new and enhanced features and functionality faster than the industry has been able to in the past. The first use of our Tandem Device Updater was for deployment of the latest t:slim software to in-warranty t:slim pumps purchased before April 2015. Since that time, we set a new standard of care in our industry by offering all existing t:slim X2 customers two significant software updates including integration with the Dexcom G5 Mobile CGM system in September 2017 and an upgrade to our new Basal-IQ technology at no cost in August 2018. In the future, this tool has the potential to enable users to add other new features and functionality to their pumps independent of the typical four-year insurance pump reimbursement cycle.

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

We developed our products to provide the specific features that people with insulin-dependent diabetes seek in a next-generation insulin pump. Our proprietary technology platform allows us to design the slimmest and smallest durable insulin pumps on the market, without sacrificing insulin capacity. Our platform features our patented Micro-Delivery technology, and a miniaturized pumping mechanism that draws insulin from a flexible bag within the pump’s cartridge, rather than relying on a syringe and plunger mechanism. It also features an easy-to-navigate software architecture, and a vivid color touchscreen. In addition, the t:slim X2 features an advanced Bluetooth radio capable of communicating with multiple compatible devices, such as a CGM sensor, blood glucose meter or mobile device applications. Our platform has a micro-USB connection that supports a rechargeable battery and software updates through the Tandem Device Updater, as well as uploads to t:connect Diabetes Management Application, or t:connect. t:connect is our custom cloud-based data management application that provides customers and healthcare providers a fast, easy and visual way to display therapy management data from the pump and supported blood glucose meters. In April 2017, we launched the t:connect HCP Portal, which is designed to streamline healthcare providers’ use of the original t:connect Application and improve office efficiency. Currently, t:connect and the Tandem Device Updater are available only in the United States.

We have rapidly increased sales since our commercial launch by expanding our sales, clinical and marketing organization, by developing, commercializing and marketing multiple differentiated products that utilize our proprietary technology platform and consumer-focused approach, and by providing strong customer support. We believe that by demonstrating our product benefits and the shortcomings of existing insulin therapies, more people will choose our insulin pumps for their therapy needs, allowing us to further penetrate and expand the market. We also believe we are positioned well to address consumers’ needs and preferences with our current products and products under development and by offering customers access to our future innovations through the Tandem Device Updater, as they are approved by the FDA. As we continue to develop differentiated products based on our proprietary technology platform, we intend to leverage a single sales, marketing and clinical organization in the United States, a shared manufacturing and supply chain infrastructure, and the expertise of our customer support services.

In the third quarter of 2018, we established a small group of sales and customer support employees to commercialize our products in Canada. In other select geographies outside the United States, we expect that most of our commercial sales will initially be to independent distributors who will perform all sales, customer support and training in their respective territories.

Products Under Development

Our products under development support our strategy of focusing on both consumer and clinical needs, and include AID systems, a next-generation hardware platform, and connected (mobile) health offerings. We intend to leverage our consumer-focused approach and proprietary technology platform to continue to develop products that have the features and functionalities that will allow us to target people in differentiated segments of the insulin-dependent diabetes market including the following products under development:

•

t:slim X2 with Control IQ – Our second-generation AID system is expected to integrate the t:slim X2 pump with the treat-to-range technology that we licensed from TypeZero Technologies LLC, as well as Dexcom’s G6 CGM sensor. With TypeZero’s technology, our product is intended to both increase and decrease basal insulin based on a user’s predicted blood glucose levels, as well as deliver automated correction boluses. In conjunction with Dexcom and TypeZero, we have integrated our technologies into the U.S. portion of the Clinical Acceptance of the Artificial Pancreas (DCLP3) portion of the International Diabetes Closed Loop (IDCL) Trial, for which enrollment was completed in October 2018. This trial will utilize a t:slim X2 integrated with our implementation of TypeZero’s inControl AID algorithms, which is designed to automatically adjust a person’s insulin based on information from a Dexcom G6 CGM sensor. Under new guidelines with the FDA, we intend to file a 510(k) in the fourth quarter of 2018 in pursuit of a new insulin pump classification for the t:slim X2 pump referred to as iPump followed by an additional submission for the Control IQ algorithm using the results of the trial in the first half of 2019. We have also conducted and anticipate continuing to conduct targeted pediatric studies for a future regulatory submission.

•

t:sport Insulin Delivery System – This product is our next generation hardware platform that is expected to be half the size of the t:slim platform and is being designed for people who seek even greater discretion and flexibility with the use of their insulin pump.

•

Connected (Mobile) Health Offerings - We are currently developing a mobile application that is being designed to utilize the capability of the Bluetooth radio to wirelessly upload pump data to t:connect, receive notification of pump alerts and alarms, integrate other health-related information from third party sources, and support future pump-control capabilities for our products under development. Subject to FDA approval, we intend to launch the first generation of our mobile application with a subset of these features.

Pump Shipments

Since inception, we have derived nearly all of our sales from the shipment of insulin pumps and associated supplies in the United States. We consider the number of units shipped per quarter to be an important metric for managing our business, particularly the number of units shipped in the most recent four-year period due to typical four-year reimbursement cycles.

In the United States, we have shipped more than 70,000 pumps within the four-year period ended September 30, 2018. Pump shipments in the United States by fiscal quarter are as follows:

	Pump Units Shipped for Each of the Three Months Ended in Respective Years(1) - U.S.
	Total
	March 31	June 30	September 30	December 31	Total
2012	-	9	204	844	1,057
2013	852	1,363	1,851	2,406	6,472
2014	1,723	2,235	2,935	3,929	10,822
2015	2,487	3,331	3,431	6,234	15,483
2016	4,042	4,582	3,896	4,418	16,938
2017	2,816	3,427	3,868	6,950	17,061
2018	4,444	5,447	7,379	N/A	17,270

(1)

This table does not reflect returns or exchanges of pump products that occur in the ordinary course of business, nor does it reflect approximately 3,300 trade-ins fulfilled in 2016 and 2017 under the Technology Upgrade Program (discussed below) related to our commercial launch of t:slim X2.

International pump shipments, which began in the third quarter of 2018, by fiscal quarter are as follows:

	Pump Units Shipped for Each of the Three Months Ended in Respective Years - International
	Total
	March 31	June 30	September 30	December 31	Total
2018	N/A	N/A	1,055	N/A	1,055

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

Historical Financial Results

For the nine months ended September 30, 2018 and 2017, our sales were $107.6 million and $67.3 million, respectively. For the nine months ended September 30, 2017, this included incremental net sales of $4.8 million as a result of the Technology Upgrade Program. For the nine months ended September 30, 2018 and 2017, our net loss was $126.3 million and $61.6 million, respectively. Our accumulated deficit as of September 30, 2018 was $603.8 million.

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

•

seasonality in the United States associated with annual insurance deductibles and coinsurance requirements associated with the medical insurance plans utilized by our customers and the customers of our distributors;

•	timing of holidays and summer vacations which may vary by geography;

•	the buying patterns of our distributors and other customers;

•	the timing of the commercialization of new products by us or our competitors;

•	changes in the competitive landscape, including as a result of companies entering or exiting the diabetes therapy market;

•	access to adequate coverage and reimbursement for our current and future products by third-party payors, and reimbursement decisions by third-party payors;

•	the magnitude and timing of any changes to our facilities, manufacturing operations and other infrastructure; and

•	anticipated and actual regulatory actions relating to our products and competitive products.

In particular, we believe the following specific factors have, and could continue to, materially impact our business going forward:

•	continued increase in demand following the commercial launch of t:slim X2 and the demonstrated success of our Tandem Device Updater, which we expect will positively impact our sales;

•	anticipated new product launches;

•	increased opportunity to achieve customer renewals as customers become eligible for insurance reimbursement to purchase a new insulin pump at the end of the typical four-year reimbursement cycle;

•

opportunity to attract Animas customers as their pumps come up for renewal, following the announcement by Johnson & Johnson that it discontinued the operations of Animas and exited the insulin pump business entirely;

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

For 2018, in addition to working to achieve our sales growth expectations, we intend to continue to leverage our infrastructure investments to realize additional manufacturing, sales, marketing and administration cost efficiencies to improve our operating margins, including costs associated with our international launch plans. We believe we can ultimately achieve profitability by driving incremental sales growth, meeting our pump renewal sales objectives, increasing gross profits from additional sales of infusion sets, maximizing manufacturing efficiencies on increased production volumes and leveraging the investments made in our sales, clinical, marketing and customer support organizations.

Recent Developments

FDA Approval of t:slim X2 with Basal-IQ

In June 2018, the FDA approved our t:slim X2 Insulin Pump with Basal-IQ technology, a predictive low glucose suspend (PLGS) feature designed to help reduce the frequency and duration of low glucose events. We launched our new product in the third quarter of 2018 with Dexcom G6 CGM integration, which requires no fingersticks for calibration or diabetes treatment decisions and was the first CGM device to receive the iCGM designation from the FDA earlier this year.

International Expansion

In April 2018, we received CE mark approval and have entered into distribution agreements with independent distributors for markets in Australia, Italy, New Zealand, Scandinavia, South Africa, Spain and the United Kingdom. We began shipping into select geographies in the third quarter of 2018, where we initially intend to market our products primarily through third-party distributors. In Canada, we received regulatory approval in October 2018 and expect to begin shipping by the end of 2018, subject to the completion of various pre-commercialization activities.

Leverage from Technology Platform

We believe we can ultimately achieve profitability because our existing proprietary technology platform will allow us to maximize efficiencies in the development, production, sale and marketing of multiple products differentiated by software. By offering products that are all based on this proprietary technology platform, in combination with the flexibility provided by the Tandem Device Updater, we believe we can develop and bring to market products and functionality more rapidly, while significantly reducing our per-unit design and development costs. Due to shared product design features, our production system is adaptable to new products and we intend to leverage our shared manufacturing infrastructure to drive operational efficiencies. Further, we expect to continue to increase production volume and to reduce the per-unit production overhead cost for our pump products and their associated disposable cartridges over time. By expanding our product offerings to address the varying needs among people in different segments of the large and growing insulin-dependent diabetes market with continued software innovation and alternative hardware platforms such as t:sport, we believe we can increase the productivity of our sales, clinical, marketing, and customer support organizations, thereby improving our operating margin over the long term. However, it is possible that the launch of our t:sport platform in the future may reduce the total demand for our products based on our t:slim X2 platform. In that case, it is possible that the launch of our t:sport platform may temporarily negatively impact the gross margins for our products overall.

Components of Results of Operations

Sales

We offer products for people with insulin-dependent diabetes. We commenced commercial sales of our original t:slim insulin pump hardware platform in the United States in the third quarter of 2012 and continued to launch various iterations of that platform in the years following. In October 2016, we began shipping our t:slim X2 insulin pump, our next generation flagship product. The t:slim X2 hardware platform, which includes remote software update capabilities, now represents 100% of our new pump shipments. Accordingly, we have discontinued new sales of all prior platform versions. Our products also include disposable cartridges and infusion sets. In addition, we offer accessories including protective cases, belt clips, and power adapters, although such sales are not significant.

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

In the third quarter of 2018, we commenced commercial sales of t:slim X2 with Dexcom G5 Mobile CGM integration in select international geographies. With the exception of Canada where we intend to market with a direct sales force, we expect that most of our commercial sales outside the United States will initially be to independent distributors who will perform all sales, customer support and training in their respective territories. Historically, we have experienced consistent levels of reimbursement for our products in the United States, but the average sales price will vary in international markets based on a number of factors, such as the nature of the reimbursement environment, government regulations and the extent to which we rely on distributor relationships to provide sales, clinical and marketing support.

In general, we have experienced, and expect to continue to experience in the United States, product shipments being weighted heavily towards the second half of the year, with the highest percentage of product shipments expected in the fourth quarter of the year due to the nature of the reimbursement environment. Consistent with prior results, we also expect product shipments from the fourth quarter to the following first quarter to decrease significantly.

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

We expect our overall gross margin percentage, which for any given period is calculated as sales less cost of sales divided by sales, to improve over the long term, as our sales increase and we have more opportunities to spread our overhead costs over larger production volumes. We expect we will be able to leverage our manufacturing cost structure across our products that utilize the same proprietary technology platform and manufacturing infrastructure, and will be able to further reduce costs with increased automation, process improvements and raw materials cost reductions. We also expect our warranty costs to decrease as we release product features and functionality utilizing the Tandem Device Updater. However, our overall gross margin may fluctuate in future quarterly periods as a result of numerous factors besides those associated with production volumes, such as the impact of changes in our stock price on non-cash stock-based compensation, changes in our warranty estimates or inventory obsolescence.

In general, we expect the gross margin on insulin pumps to be higher than the gross margin on pump-related supplies. Other factors impacting our overall gross margin may include the changing mix of products sold with different gross margins, the changing percentage of products sold to distributors versus directly to individual customers, varying levels of reimbursement among third-party payors and in international markets, the timing and success of new regulatory approvals and product launches, warranty and training costs, and changes in our manufacturing processes, capacity, costs or output.

Selling, General and Administrative

Our selling, general and administrative, or SG&A, expenses primarily consist of salary, cash-based incentive compensation, fringe benefits and non-cash stock-based compensation for our executive, financial, legal, marketing, sales, clinical, customer support, technical services, insurance verification, regulatory affairs and administrative functions. In particular, our sales and clinical organization consisted of approximately 70 territories as of September 30, 2018 and our operations in Canada will be supported by a direct sales force of approximately 10 field representatives. Territories in the United States are maintained by sales representatives and field clinical specialists, and supported by managed care liaisons, additional sales management and other customer support personnel. We may add a small number of domestic sales territories in the near term. Other significant SG&A expenses include those incurred for product demonstration samples, commercialization activities associated with new product launches, travel, trade shows, outside legal fees, independent auditor fees, outside consultant fees, insurance premiums, facilities costs and information technology costs. We expect our SG&A expenses, including the cost of our customer support infrastructure, to increase as our customer base grows in the United States and international geographies. Additionally, we realized a notable increase in non-cash stock-based compensation expense in the third quarter of 2018 from the recent appreciation of our stock price, which will expect will be sustained in future quarters as a result of the valuation of certain employee option grants. Our SG&A expenses may also increase due to anticipated costs associated with additional compliance and regulatory reporting requirements.

Research and Development

Our research and development, or R&D, activities primarily consist of engineering and research programs associated with our products under development, as well as activities associated with our core technologies and processes. R&D expenses are primarily related to employee compensation, including salary, fringe benefits, non-cash stock-based compensation and temporary employee expenses. We also incur R&D expenses for supplies, development prototypes, outside design and testing services, depreciation, allocated facilities and information services, clinical trial costs, payments under our licensing, development and commercialization agreements and other indirect costs. We expect our R&D expenses to increase as we advance our products under development and develop new products and technologies, as well as continue to reflect a notable increase in non-cash stock-based compensation due to the impact of the recent appreciation of our stock price.

Other Income and Expense

Our other income and expense primarily consists of changes in the fair value of the Series A and Series B warrants issued in our public offering of common stock in October 2017, as well as interest expense and amortization of debt discount and issuance costs associated with our Amended and Restated Term Loan Agreement, or the Term Loan Agreement, with Capital Royalty Partners II, L.P. and its affiliated funds, or CRG. In August 2018, we fully repaid amounts due under the Term Loan Agreement. Prior to that, there was $82.7 million of outstanding principal under the Term Loan Agreement, which accrued interest at a coupon rate of 11.5% per annum (see the section below entitled “Indebtedness”). As a result, we recognized a loss on extinguishment of debt in the third quarter of 2018, but there will be no related interest expense or costs associated with the debt in future periods. We expect other income and expense to fluctuate from period to period due to revaluations of the outstanding Series A warrants, which expire in the fourth quarter of 2022.

Results of Operations

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(in thousands, except percentages)	2018	2017	2018	2017
Sales:
Domestic	$43,720	$27,003	$105,123	$67,306
International	2,544	-	2,544	-
Total Sales	$46,264	$27,003	$107,667	$67,306
Cost of sales	24,468	15,131	59,381	40,680
Gross profit	21,796	11,872	48,286	26,626
Gross margin	47%	44%	45%	40%
Operating expenses:
Selling, general and administrative	29,506	20,125	73,048	65,077
Research and development	7,999	4,914	20,430	14,910
Total operating expenses	37,505	25,039	93,478	79,987
Operating loss	(15,709)	(13,167)	(45,192)	(53,361)
Other income (expense), net:
Interest and other income	443	60	833	179
Interest and other expense	(1,401)	(2,928)	(7,585)	(8,445)
Loss on extinguishment of debt	(5,313)	-	(5,313)	-
Change in fair value of stock warrants	(12,265)	-	(69,042)	-
Total other expense, net	(18,536)	(2,868)	(81,107)	(8,266)
Net loss	$(34,245)	$(16,035)	$(126,299)	$(61,627)

Comparison of the Three Months Ended September 30, 2018 and 2017

Sales. For the three months ended September 30, 2018, sales were $46.2 million, which included $2.5 million of international sales that commenced this period. Sales were $27.0 million for the same period in 2017.

Domestic sales of insulin pumps were $28.7 million and $18.4 million, respectively, for the three months ended September 30, 2018 and 2017. For the three months ended September 30, 2018, domestic sales of pump-related supplies were $15.0 million, of which $10.3 million were sales of infusion sets and $4.6 million were sales of cartridges. For the three months ended September 30, 2017, sales of pump-related supplies were $8.7 million, of which $5.0 million were sales of infusion sets and $3.5 million were sales of cartridges. Sales of accessories were not significant in either of the reported periods. International sales primarily consisted of insulin pumps.

The increase in sales was primarily due to a 118% increase in worldwide pump shipments to 8,434 in the third quarter of 2018 compared to 3,868 in the third quarter of 2017, which were positively impacted by new product launches in August 2018 and August 2017 and the commencement of international sales in the three months ended September 30, 2018. Additionally, sales from pump-related supplies increased 77% due to the September 2017 launch of infusion set products using the t:lock Connector, as well as an overall increase in our installed base of customers reordering supplies. The ratio of the number of infusion sets shipped to the number of cartridges shipped increased to over 100% in the three months ended September 30, 2018 from 66% in the comparable quarter of the prior year.

Sales to domestic distributors accounted for 76% and 74% of our total domestic sales for the three months ended September 30, 2018 and 2017, respectively. Our percentage of sales to distributors versus individual customers is principally determined by the mix of customers ordering our products within the period and whether or not we have a contractual arrangement with their underlying third-party insurance payor. The percentage was particularly impacted in the three months ended September 30, 2018 by the mid-2017 launch of the t:lock Connector, which resulted in greater purchases of infusion sets by our independent distributors during the period as compared to the same period during the prior year. Sales to international distributors accounted for 100% of our total international sales.

Cost of Sales and Gross Profit. Our cost of sales for the three months ended September 30, 2018 was $24.5 million resulting in gross profit of $21.8 million, compared to $15.1 million cost of sales for the same period in 2017 resulting in gross profit of $11.9 million. The gross margin for the three months ended September 30, 2018 was 47% compared to 44% in the same period in 2017. The gross profit for the three months ended September 30, 2017 included a $2.6 million benefit from the Technology Upgrade Program in place at that time, which benefited the corresponding gross margin by 5 percentage points.

Excluding the impact of the Technology Upgrade Program, the increase in our gross profit for the three months ended September 30, 2018 was primarily the result of the increase in pump shipments. Gross profit and gross margin also increased as a result of per unit manufacturing cost improvements from higher sales volumes and overall manufacturing efficiencies, even taking into account the incremental costs associated with the doubling of our manufacturing capacity in our new Barnes Canyon facility, as well as the doubling of sales of our infusion sets. Additionally, we recognized a notable increase in non-cash stock-based compensation to $0.8 million in the three months ended September 30, 2018 from $0.3 million in the prior year, due to the impact of the recent stock appreciation of our stock price. As a whole, other non-manufacturing costs, which primarily consist of warranty, freight and training costs, also reflected improvement.

We expect the most significant factors impacting our gross margin will continue to be the percentage of our pump sales relative to total sales, as our pumps have higher gross margins than our pump-related supplies. We also expect the gross margin on our pump sales to improve as the volume of our pump sales increases. However, we are also continuing to experience an increasingly positive gross margin associated with the sale of our pump-related supplies as a whole, after first achieving a positive gross margin in the fourth quarter of 2016. We expect to continue to see improvements in the gross profit and gross margin associated with our pump-related supplies as we manufacture higher volumes of cartridges to support our growing installed base and continue to increase sales of infusion sets.

Selling, General and Administrative Expenses. SG&A expenses increased 47% to $29.5 million for the three months ended September 30, 2018 from $20.1 million for the same period in 2017. Employee-related expenses for our SG&A functions comprise the majority of SG&A expenses. The increase compared to 2017 was primarily the result of a $4.1 million increase in salaries, incentive compensation and other employee benefits as well as an increase of $4.9 million in non-cash stock-based compensation. The increase in stock-based compensation expense for the three months ended September 30, 2018 to $6.8 million is primarily due to the recent appreciation of our stock price. This higher level of expense is expected to continue in future quarters.

Research and Development Expenses. R&D expenses increased 63% to $8.0 million for the three months ended September 30, 2018 from $4.9 million for the same period in 2017. The increase in R&D expenses was primarily the result of an increase in non-cash stock-based compensation of $1.8 million, as well as an increase of $1.4 million in salaries, incentive compensation and other employee benefits. The increase in stock-based compensation expense for the three months ended September 30, 2018 to $1.9 million is primarily due to the recent valuation of certain employee stock option grants and the significant appreciation of our stock price. This higher level of expense is expected to continue in future quarters.

Other Income and Expense. Other expense for the three months ended September 30, 2018 and 2017 was $18.5 million and $2.9 million, respectively. Other expense for the three months ended September 30, 2018 was primarily comprised of a $12.3 million revaluation loss from the change in the fair value of the Series A warrants due to the significant appreciation of our stock price, as well as a $5.3 million loss on extinguishment of debt associated with the full repayment of our Term Loan Agreement in August 2018. Other expense for the three months ended September 30, 2017 was primarily comprised of interest expense associated with the Term Loan Agreement. Prior to the repayment, the outstanding principal balance under the Term Loan Agreement was $82.7 million. There will be no interest expense or other costs associated with the Term Loan Agreement in future periods.

Comparison of the Nine Months Ended September 30, 2018 and 2017

Sales. For the nine months ended September 30, 2018, sales were $107.6 million which included $2.5 million of international sales that commenced in the third quarter of 2018. Sales were $67.3 million for the same period in 2017, which included incremental net sales of $4.8 million as a result of the Technology Upgrade Program in place at that time.

Domestic sales of insulin pumps were $67.0 million and $44.3 million, respectively, for the nine months ended September 30, 2018 and 2017. For the nine months ended September 30, 2018, sales of pump-related supplies were $37.8 million, of which $25.7 million were sales of infusion sets and $11.8 million were sales of cartridges. For the nine months ended September 30, 2017, sales of pump-related supplies were $23.0 million, of which $13.0 million were sales of infusion sets and $9.7 million were sales of cartridges. Sales of accessories were not significant in either of the reported periods. International sales primarily consisted of insulin pumps.

The increase in sales was primarily due to an 81% increase in worldwide pump shipments to 18,325 in the first nine months of 2018 compared to 10,111 in the first nine months of 2017, which were positively impacted by the August 2018 launch of t:slim X2 with Basal-IQ technology and the August 2017 launch of t:slim X2 with G5. The ratio of the number of infusion sets shipped to the number of cartridges shipped increased to over 100% in the nine months ended September 30, 2018 from 60% in the same period in 2017.

Sales to domestic distributors accounted for 78% and 73% of our total domestic sales for the nine months ended September 30, 2018 and 2017, respectively, driven by the mid 2017 launch of the t:lock Connector. Sales to international distributors accounted for 100% of our total international sales.

Cost of Sales and Gross Profit. Our cost of sales for the nine months ended September 30, 2018 was $59.4 million resulting in gross profit of $48.3 million, compared to $40.7 million of cost of sales for the same period in 2017 resulting in gross profit of $26.6 million. The gross margin for the nine months ended September 30, 2018 was 45% compared to 40% in the same period in 2017. The gross profit for the three months ended September 30, 2017 included a $3.2 million benefit from the Technology Upgrade Program in place at that time, which benefited the corresponding gross margin by 3 percentage points.

Excluding the impact of the Technology Upgrade Program, the gross margin increased for the nine months ended September 30, 2018 compared to the same period in 2017 primarily as a result of an increase in pump shipments which have higher gross margins than pump-related supplies, as well as per unit cost improvements on all products, increased production volumes, and a decrease in other non-manufacturing costs.

Selling, General and Administrative Expenses. SG&A expenses increased 12% to $73.0 million for the nine months ended September 30, 2018 from $65.1 million for the same period in 2017. Employee-related expenses for our SG&A functions comprise the majority of the SG&A expenses. The increase in SG&A expenses was primarily due to an increase of $6.6 million in salaries, incentive compensation and other employee benefits, as well as an increase of $1.4 million in non-cash stock-based compensation.

Research and Development Expenses. R&D expenses increased 37% to $20.4 million for the nine months ended September 30, 2018 from $14.9 million for the same period in 2017. The increase in R&D expenses was primarily the result of employee-related expenses. This includes a $2.4 million increase in salaries, incentive compensation and other employee benefits and an increase of $1.4 million in non-cash stock-based compensation. Additionally, we recognized an increase of $2.2 million associated with clinical trial costs.

Other Income and Expense. Other expense for the nine months ended September 30, 2018 and 2017 was $81.1 million and $8.3 million, respectively. Other expense for the nine months ended September 30, 2018 was primarily comprised of a $69.0 million revaluation loss from the change in the fair value of the Series A and Series B warrants due to the significant appreciation in our stock price in recent months, $7.6 million of interest expense associated with the Term Loan Agreement, as well as a $5.3 million loss on extinguishment of debt associated with the full repayment of our Term Loan Agreement in August 2018. Other expense for the nine months ended September 30, 2017 was primarily comprised of interest expense associated with the Term Loan Agreement. Prior to the repayment, the outstanding principal balance under the Term Loan Agreement was $82.7 million. There will be no interest expense or other costs associated with the Term Loan Agreement in future periods.

Liquidity and Capital Resources

As of September 30, 2018, we had $113.6 million in cash and cash equivalents and short-term investments. We believe that our cash and cash equivalents and short-term investments balance is sufficient to satisfy our liquidity requirements for at least the next 12 months from the date of this filing.

Historically, our principal sources of cash have included private placements and public offerings of equity securities, debt financing, and cash collected from product sales. Since the beginning of 2017, we completed the following financings:

•

In August 2018, we completed a registered public offering of 4,035,085 shares of common stock at a public offering price of $28.50 per share. The gross proceeds from the offering were approximately $115.0 million, before deducting underwriting discounts and commissions and other offering expenses.

•

In February 2018, we completed a registered public offering of 34,500,000 shares of common stock at a public offering price of $2.00 per share. The gross proceeds from the offering were approximately $69.0 million, before deducting underwriting discounts and commissions and other offering expenses.

•

In October 2017, we completed a registered public offering of common stock, pursuant to which we sold 4,630,000 shares of our common stock, Series A warrants to purchase up to 4,630,000 shares of our common stock and Series B warrants to purchase up to 4,630,000 shares of our common stock at a public offering price of $3.50 per share and accompanying warrants. The gross proceeds to us from this financing were approximately $16.2 million, before deducting underwriting discounts and commissions and other offering expenses payable by us. In the nine months ended September 30, 2018, we received proceeds of $29.5 million from the exercise of 8,730,520 outstanding Series A and Series B warrants. As of September 30, 2018, there were Series A warrants to purchase 516,030 shares outstanding and there were no Series B warrants outstanding.

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

Our historical cash outflows have primarily been associated with cash used for operating activities such as the development and commercialization of our products and expansion and support of our sales, marketing, clinical and customer support organizations, an increase in our R&D activities, the acquisition of intellectual property, expenditures related to increases in our manufacturing capacity and improvements to our manufacturing efficiency, overall facility expansion, and other working capital needs. Additionally, we have used cash to pay the interest expense associated with our Term Loan Agreement. The outstanding balance associated with the Term Loan Agreement was fully repaid in August 2018, which will result in no interest expense or other costs associated with the Term Loan Agreement in future periods.

We expect our sales performance and the resulting operating income or loss, as well as the status of each of our new product development programs, will significantly impact our cash flow from operations, liquidity position and cash management decisions. Our ability to raise additional financing may be negatively impacted by a number of factors, including our recent and projected financial results, recent changes in and volatility of our stock price, perceptions about the dilutive impact of our recent financing transactions, the competitive environment in our industry, and uncertainties regarding the regulator environment.

The following table shows a summary of our cash flows for the nine months ended September 30, 2018 and 2017:

	Nine Months Ended September 30,
(in thousands)	2018	2017
Net cash provided by (used in):
Operating activities	$(22,451)	$(54,495)
Investing activities	(84,148)	4,201
Financing activities	115,227	25,695
Total	$8,628	$(24,599)

Operating activities. Net cash used in operating activities was $22.5 million for the nine months ended September 30, 2018, compared to $54.5 million for the same period in 2017. The decrease in net cash used in operating activities was primarily associated with a reduction in net loss when adjusted for non-cash expenses, particularly the change in the fair value of Series A and Series B warrants, loss on extinguishment of debt and increased stock-based compensation expense discussed above, as well as net changes in working capital. The net changes in working capital were primarily due to reductions in inventory levels based on continued high sales demand and a reduction of deferred revenue in 2017 associated with the end of the Technology Upgrade Program in place at that time.

Investing activities. Net cash used in investing activities was $84.1 million for the nine months ended September 30, 2018, which was primarily related to purchases of short-term investments of $100.6 million, offset by sales and maturities of $18.5 million of short-term investments. Net cash provided by investing activities was $4.2 million for the nine months ended September 30, 2017, which was primarily related to sales and maturities of $8.5 million of short-term investments, partially offset by the purchase of $4.3 million of property and equipment.

Financing activities. Net cash provided by financing activities was $115.2 million for the nine months ended September 30, 2018, which was primarily the result of net proceeds of approximately $172.9 million from the public offerings of our common stock in February 2018 and August 2018, as well as proceeds of $29.5 million from the exercise of Series A and Series B warrants issued in the public offering of common stock in October 2017. The majority of the August 2018 offering proceeds were used to fund the full repayment of our outstanding Term Loan Agreement, which was a cash usage of $87.7 million. Net cash provided by financing activities was $25.7 million for the nine months ended September 30, 2017, which was primarily the result of net proceeds of $25.1 million from public offerings of our common stock.

Our liquidity position and capital requirements are subject to fluctuation based on a number of factors, including the following:

•	our ability to generate sales, the timing of those sales and the collection of receivables from period to period;

•	the timing and amount of any additional financings, including the exercise of the remaining Series A warrants and proceeds from employee stock plans;

•	fluctuations in gross margins and operating margins; and

•	fluctuations in working capital.

Our primary short-term capital needs, which are subject to change, include expenditures related to:

•	support of our commercialization efforts related to our current and future products;

•	research and product development efforts, including clinical trial costs;

•	acquisition of equipment and other fixed assets; and

•	payments under our licensing, development and commercialization agreements.

Although we believe the foregoing items reflect our most likely uses of cash in the short-term, we cannot predict with certainty all of our particular cash uses or the timing or amount of cash used. If cash generated from operations is insufficient to satisfy our working capital requirements, we may in the future be required to seek additional capital from public or private offerings of our capital stock, or we may elect to borrow amounts under new credit lines or from other sources. If we issue equity or debt securities to raise additional funds, our existing stockholders may experience dilution, we may incur significant financing or debt service costs, and the new equity or debt securities may have rights, preferences and privileges senior to those of our existing stockholders. There can be no assurance that financing will be available on acceptable terms, or at all.

Indebtedness

Term Loan Agreement

In August 2018, we fully repaid our term loan made by CRG pursuand to the Term Loan Agreement. The balance of the outstanding debt at the time of repayment was $82.7 million. The repayment included approximately $1.1 million in accrued interest and $5.0 million in associated financing fees that became due. Therefore, we did not have any borrowings outstanding under the Term Loan Agreement as of September 30, 2018. At the time of repayment, the remaining $5.3 million debt discount balance associated with the financing fees and certain debt issuance costs was accelerated and recognized as a loss on extinguishment of debt in the third quarter ended September 30, 2018.

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

There have been no material changes to our critical accounting policies and estimates from the information provided in Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Critical Accounting Policies Involving Management Estimates and Assumptions,” included in the Annual Report other than adoption of the new revenue recognition standard (“Revenue from Contracts with Customers Standard”). Refer to the disclosures in the Notes to Unaudited Condensed Consolidated Financial Statements.

Off-Balance Sheet Arrangements

As of September 30, 2018, we did not have any off-balance sheet arrangements.

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

Because of the short-term maturities of our financial instruments, we do not believe that an increase or decrease in market interest rates would have any significant impact on the realized value of our investment portfolio. If a 10% change in interest rates were to have occurred on September 30, 2018, this change would not have had a material effect on the fair value of our investment portfolio as of that date.

The interest rate under the Term Loan Agreement was fixed and not subject to changes in market interest rates. The outstanding balance associated with the Term Loan Agreement was fully repaid in August 2018.

Our operations are located in the United States, and nearly all of our sales since inception have been made in U.S. dollars. While we began commercialization of t:slim X2 in select geographies outside the U.S. in the third quarter of 2018, we expect the significant majority of our sales will continue to be made in U.S. dollars for the foreseeable future. Accordingly, we do not currently have or expect to have any material exposure to foreign currency rate fluctuations. From time to time, we may have foreign currency exchange risk associated with currency exposure related to existing assets and liabilities, committed transactions and forecasted future cash flows. In certain circumstances, we may seek to manage such foreign exchange risk by using derivative instruments such as foreign exchange forward contracts to hedge our risks. In general, we may hedge material foreign exchange exposures up to 12 months in advance. However, we may choose not to hedge some exposures for a variety of reasons including prohibitive economic costs.

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

As of September 30, 2018, we carried out an evaluation under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based on this evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of September 30, 2018.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) during the quarter ended September 30, 2018 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

The risk factors set forth below marked with an asterisk (*) next to the title contain changes to the description of the risk factors previously disclosed in Part II, Item 1A of the Quarterly Report for the period ended June 30, 2018.

Risks Related to our Business and our Industry

We have incurred significant operating losses since inception and cannot assure you that we will achieve profitability.*

Since our inception in January 2006, we have incurred a significant net loss. As of September 30, 2018, we had an accumulated deficit of $603.8 million. To date, we have financed our operations primarily through public and private sales of our equity securities, debt financing, and cash collected from sales of our products. We have devoted substantially all of our resources to the development and commercialization of our products, the scaling of our manufacturing operations and commercial organization, the research and development of our current products and products under development, and the assembly of a management team to manage our business.

We began commercial sales of our first commercial product, the t:slim Insulin Delivery System, or t:slim, in the third quarter of 2012. In October 2016, we launched t:slim X2, our next-generation flagship pump, and in August 2017, we commenced commercial sales of t:slim X2 with Dexcom G5 Mobile CGM integration. The t:slim X2 hardware platform now represents nearly 100% of new pump shipments. In June 2018, we received FDA approval to sell our new t:slim X2 with Basal-IQ technology, which is integrated with Dexcom G6 CGM, and commenced sales and shipments of the t:slim X2 with Basal-IQ technology in the United States during the third quarter of 2018. In addition, we commenced sales and shipments of our t:slim X2 with G5 integration in select markets outside the United States during the third quarter of 2018.

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

The extent of our future operating losses and the timing of our profitability are highly uncertain in light of a number of factors, including the timing of the launch of new products and product features by us and our competitors, market acceptance of our products and competitive products by people with insulin-dependent diabetes, their caregivers and healthcare providers, and the timing of regulatory approval of our products and the products of our competitors. Any additional operating losses will have an adverse effect on our stockholders’ equity, and we cannot assure you that we will ever be able to achieve or sustain profitability.

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

•	our inability to enter into contracts with third-party payors on a timely basis and on acceptable terms;

•	problems arising from the expansion of our manufacturing capabilities, or destruction, loss, or temporary shutdown of our manufacturing facilities; and

•	claims that any of our insulin pump products, or any component thereof or related supplies or systems, infringes on patent rights or other intellectual property rights of third parties.

In addition, sales of any of our current or future insulin pump products with CGM integration are subject to the continuation of our applicable agreements with Dexcom, which under some circumstances are subject to termination by Dexcom, with or without cause, on relatively short notice. Sales of our products may also be negatively impacted in the event of any regulatory or legal actions relating to Dexcom’s CGM products, or in the event of any disruption to the availability of the applicable CGM related supplies, such as sensors or transmitters, in a given market in which our products are sold.

Furthermore, sales of our products may be adversely impacted by negative perceptions regarding our financial stability relative to that of our competitors, and our ability to sustain our business operations on a long-term basis. These perceptions may cause people with insulin-dependent diabetes, their caregivers and healthcare providers, as well as independent distributors and third-party payors, to question our ability to continue to sell our products, provide customer service, support our commercial organization, and fulfill our strategic objectives. These concerns may arise from a number of factors, including our recent and projected financial results, changes in and volatility of our stock price, perceptions about the dilutive impact of our financing transactions, the current level of our indebtedness and debt service costs, the competitive environment in our industry, and uncertainties regarding the regulatory environment. Any such concerns, whether actual or perceived, could cause consumers to delay the purchase of our products or purchase competitive products.

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

Our primary competitors are major medical device companies that are either publicly traded companies or divisions or subsidiaries of publicly traded companies. For instance, Medtronic MiniMed, a division of Medtronic plc, has been the market leader for many years and has the majority share of the traditional insulin pump market in the United States. However, the market for insulin pumps continues to experience significant changes. For instance, in October 2017, Johnson & Johnson announced its plans to discontinue the operations of Animas and to exit the insulin pump business entirely. Animas designated Medtronic as a preferred partner to facilitate the transition of their respective insulin pump customers. In addition, in late 2017, Eli Lilly & Co. announced that it is developing an insulin pump with AID technology that it intends to launch in the next two to three years. There are also a number of other companies developing and marketing their own insulin delivery systems and/or related software applications, including insulin pumps and Bluetooth-enabled insulin pens to support MDI therapy. While these industry changes are significant, it is difficult to know how they will impact our business or the competitive landscape in which we operate. Our key competitors, most notably Medtronic, enjoy several competitive advantages over us, including:

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

In addition, the competitive environment in which we operate has resulted and may continue to result in competitive pressures on our manufacturers, suppliers, distributors, collaboration partners and other business constituents. For example, we have entered into development agreements with Dexcom, which provide us non-exclusive licenses to integrate various generations of Dexcom CGM technology with our insulin pump products. In the fourth quarter of 2017, Abbott Laboratories launched a new blood glucose monitoring system in the United States which competes with the Dexcom technology, and another CGM product with CE mark approval was approved in the second quarter of 2018 for sale in the United States. Competitive pressures within our industry could negatively impact the financial condition of our business partners, impact their ability to fulfill contractual obligations to us, and result in harm to our financial condition and operating results.

For these and other reasons, we may not be able to compete successfully against our current or potential future competitors. As a result, our product sales may be negatively affected, which could have a material adverse impact on our financial condition and operating results.

Competitive products or other technological developments and breakthroughs for the monitoring, treatment or prevention of diabetes may render our products obsolete or less desirable, or cause consumers to delay the purchase of our products.*

Our ability to achieve our strategic objectives will depend, among other things, on our ability to develop and commercialize products for the treatment of diabetes that offer distinct features and functionality, are easy-to-use, receive adequate coverage and reimbursement from third-party payors, and are otherwise more appealing than available alternatives. Our primary competitors, as well as a number of other companies and medical researchers are pursuing new delivery devices, delivery technologies, sensing technologies, treatment techniques, procedures, drugs and other therapies for the monitoring, treatment and prevention of diabetes. Any breakthroughs in diabetes monitoring, treatment or prevention could reduce the potential market for our products or render our products obsolete altogether, which would significantly reduce our sales or cause our sales to grow at a slower rate than we currently expect. In addition, even the perception that new products may be introduced, or that technological or treatment advancements could occur, could cause consumers to delay the purchase of our products.

Because the insulin-dependent diabetes market is large and growing, we anticipate companies will continue to dedicate significant resources to developing competitive products and technologies. The introduction by competitors of products that are or claim to be superior to our products may create market confusion that may make it difficult to differentiate the benefits of our products over competitive products. In addition, some of our competitors employ aggressive pricing strategies, including the use of discounts, rebates, low cost product upgrades or other financial incentives that could adversely affect sales of our products. If a competitor develops a product that competes with or is perceived to be superior to our products, or if competitors continue to utilize strategies that place downward pressure on pricing within our industry, our sales may decline, our operating margins could be reduced and we may fail to meet our financial projections, which would materially and adversely affect our business, financial condition and operating results.

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

Furthermore, the rapid evolution of technology and treatment options within our industry may cause consumers to delay the purchase of our products in anticipation of advancements or breakthroughs, or the perception that advancements or breakthroughs could occur, in our products or the products offered by our competitors. It is also possible that consumers interested in purchasing any of our future products currently under development may delay the purchase of one of our current products.

If our insulin pump products do not achieve and maintain widespread market acceptance, we may fail to achieve sales consistent with our projections, in which case our business, financial condition and operating results could be materially and adversely affected.

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

As guidelines in setting their coverage and reimbursement policies, many third-party payors in the United States use coverage decisions and payment amounts determined by the Centers for Medicare and Medicaid Services, or CMS, which administers the U.S. Medicare program. Medicare periodically reviews its reimbursement practices for diabetes-related products. Medicare previously implemented a competitive bidding process for blood glucose strip reimbursement, which resulted in a significant reduction in the reimbursement rate for those products. In 2017, Medicare announced, and then shortly thereafter suspended, a competitive bidding process for insulin pumps. As a result, there is uncertainty as to the future Medicare reimbursement rate for our products. It is also possible that CMS may review and modify the current coverage and reimbursement of diabetes-related products in connection with anticipated changes to the regulatory approval process for insulin pumps and related products, software applications and services. In addition, third-party payors that do not follow the CMS guidelines may adopt different coverage and reimbursement policies for our current and future products. It is possible that some third-party payors will not offer any coverage for our current or future products. For instance, effective July 1, 2016, UnitedHealthcare designated one of our competitors as their preferred, in-network durable medical equipment provider of insulin pumps for most customers over the age of 18. We expect this decision will prevent a majority of UnitedHealthcare members from purchasing an insulin pump from us for the foreseeable future. It is possible that other third-party payors may adopt similar policies in the future, which would adversely impact our ability to sell our products.

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

We may face unexpected challenges in marketing and selling our products, and training new customers on the use of our products, which could harm our ability to achieve our sales forecasts.*

We have limited experience marketing and selling our products as well as training new customers on their use, particularly in international markets. In addition, the vast majority of our existing customers are individuals with type 1 diabetes, and we have limited experience marketing and selling our products to customers with type 2 diabetes. We anticipate that selling our products to customers with higher insulin requirements, including customers with type 2 diabetes, may be even more difficult following our decision to discontinue sales of new t:flex pumps in the third quarter of 2018.

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

Our sales and marketing efforts are dependent on independent distributors who are free to market products that compete with our products. If we are unable to maintain or expand our network of independent distributors, our sales may be negatively affected.*

For the year ended December 31, 2017, sales to approximately 35 independent distributors represented approximately 75% of our sales. While our goal in the United States is to reduce the percentage of our sales to independent distributors over time as we enter into contracts with additional third-party payors, we believe a majority of our sales will continue to be to independent distributors for the foreseeable future, and it is possible that the percentage of our sales to independent distributors could even increase in the near term, particularly in light of our plans to primarily rely on independent distributors outside of the United States. For example, our dependence upon independent distributors could increase if third-party payors decide to contract with independent distributors directly in lieu of contracting with us to supply our products to their members directly. Our dependence upon independent distributors has also increased following our launch of the t:lock for our insulin cartridge, which may continue to result in greater sales of our infusion sets to distributors. Our dependence upon independent distributors could also increase if customers prefer to purchase all of their diabetes supplies through a single source, instead of purchasing pump-related products through us and other diabetes supplies through other suppliers. However, negative perceptions among independent distributors regarding our financial stability, and our ability to sustain our business operations on a long-term basis, may negatively impact the willingness of our distributors to continue to do business with us. None of our independent distributors in the United States has been required to sell our products exclusively and each of them may freely sell the products of our competitors. Our distributor agreements in the United States generally have one-year initial terms with automatic one-year renewal terms, and are terminable in connection with a party’s material breach. Our distributor agreements outside the United States generally have longer initial terms and, in addition to being terminable in connection with a party’s material breach, include provisions that allow us to terminate those agreements prior to their ordinary expiration. If we are unable to maintain or expand our network of independent distributors, our sales may be negatively affected.

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

If the third parties on which we increasingly rely to assist us with our current and anticipated pre-clinical development or clinical trials do not perform as expected, we may not be able to obtain regulatory clearance or approval or commercialize our products.*

As our clinical infrastructure expands, we expect to increasingly rely on third parties, such as contract research organizations, medical institutions, clinical investigators and contract laboratories to conduct some of our current and anticipated pre-clinical investigations and clinical trials. If we are not able to reach mutually acceptable agreements with these third parties on a timely basis, or these third parties do not successfully carry out their commitments or regulatory obligations or meet expected deadlines, or the quality or accuracy of the data they obtain is compromised due to the failure to adhere to agreed upon clinical protocols or regulatory requirements or for other reasons, our pre-clinical development activities or clinical trials may be extended, delayed, suspended or terminated, and we may not be able to obtain regulatory clearance or approval for, or successfully commercialize, our products on a timely basis, if at all, and our business, operating results and prospects may be adversely affected. In particular, we currently expect to rely on data from the U.S. portion of the Clinical Acceptance of the Artificial Pancreas (DCLP3) portion of the IDCL Trial, to support our development of t:slim X2 with Control IQ. The IDCL Trial is being conducted entirely by third parties over which we have little or no control or influence. In the event that the IDCL Trial is not performed on a timely basis, or if the quality or accuracy of the data obtained from the IDCL Trial is compromised due to the failure to adhere to clinical protocols or regulatory requirements or for other reasons, our development activities for t:slim X2 with Control IQ may be negatively impacted.

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

We expect to face complexities frequently encountered by companies in competitive and rapidly-evolving markets, which may make it difficult to evaluate our business and forecast our future sales and operating results.

We operate in a competitive and rapidly-evolving market. Important industry changes, such as the FDA approval and launch of new products by our competitors and the announcement by Johnson & Johnson that it is discontinuing the operations of Animas and exiting the insulin pump business, as well changes specific to our business, such as the recent approval of t:slim X2 with Basal-IQ technology and our commencement of commercial sales in international markets during the third quarter of 2018, combine to make it more difficult for us to predict our future sales and operating results, as well as our expected timeframe to achieve profitability. In assessing our business prospects, you should consider these factors as well as the various risks and difficulties frequently encountered by companies in competitive and rapidly evolving markets, particularly those facing emerging growth companies that manufacture and sell medical devices.

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

While our Technology Upgrade Program expired on September 30, 2017, it resulted in a number of accounting complexities that will continue to make comparisons of our historical and future financial results more difficult. In particular, during the term of the Technology Upgrade Program, U.S. GAAP prevented us from recognizing, at the time of sale, up to 100% of the sales and cost of sales associated with the sale of our insulin pumps to eligible customers. Instead, depending on the type of pump sold, we were required to defer some or all of the sales and cost of sales until a later date. In light of the expiration of the Program, we are no longer subject to these accounting deferrals. However, in evaluating our 2017 financial results through December 31, 2017, as a result of the Technology Upgrade Program we recorded incremental net sales of $5.0 million that were previously deferred, with a corresponding increase of $3.1 million in gross profit. It is possible that we may offer other consumer directed programs in the future, which may result in similar or additional accounting complexities.

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

As demand for our products increases, and as the number of our commercial products expands, we will have to invest additional resources to purchase components, hire and train employees, and enhance our manufacturing processes and quality systems. In addition, although we expect some of our products under development to share product features and components with our current products, manufacturing of these products may require modification of our production lines, hiring of specialized employees, identification of new suppliers for specific components, implementing additional equipment and procedures, obtaining new regulatory approvals, or developing new manufacturing technologies. Ultimately, it may not be possible for us to manufacture these products at a cost or in quantities sufficient to make these products commercially viable.

If we fail to increase our production capacity to meet consumer demand while also maintaining product quality standards, obtaining and maintaining regulatory approvals, and efficiently managing costs, our sales and operating margins could be negatively impacted, which would have an adverse impact on our financial condition and operating results.

We depend on a limited number of third-party suppliers for certain components and products, and the loss of any of these suppliers, or their inability to provide us with an adequate supply of components or products, could harm our business.

We currently rely, and expect to continue to rely, on third-party suppliers to supply components of our current products and our potential future products, including our disposable cartridges. For example, we rely on plastic injection molding companies to provide plastic molded components, electronic manufacturing suppliers to provide electronic assemblies, and machining companies to provide machined mechanical components. We also purchase all of our infusion sets and pump accessories from third-party suppliers. For our business strategy to be successful, our suppliers must be able to provide us with components and products in sufficient quantities, in compliance with regulatory requirements and quality control standards, in accordance with agreed-upon specifications, at acceptable costs and on a timely basis. For example, we have implemented a business strategy intended to increase our future sales of infusion sets, and any increase in the sales of our infusion sets could strain the ability of our suppliers to deliver products in a manner that meets our various requirements.

We do not have long-term supply agreements with many of our suppliers and, in many cases, we make our purchases on a purchase order basis. Under most of our supply agreements, we have no obligation to buy any given quantity of components or products until we place written orders, and our suppliers have no obligation to manufacture for us or sell to us any given quantity of components or products until they accept an order. In addition, our suppliers may encounter problems that limit their ability to manufacture components or products for us, including financial difficulties or damage to their manufacturing equipment or facilities. As a result, our ability to purchase adequate quantities of our components or products may be limited. If we fail to obtain sufficient quantities of high-quality components to meet demand on a timely basis, we could lose customer orders, our reputation may be harmed and our business could suffer. Furthermore, negative perceptions among our suppliers regarding our financial stability, and our ability to sustain our business operations on a long-term basis, may cause one or more of our suppliers to terminate their relationship with us, or claim that our financial condition causes them to demand different payment terms.

We generally use a small number of suppliers for our components and products. Depending on a limited number of suppliers exposes us to risks, including limited control over cost, availability, quality and delivery schedules. Moreover, in some cases, we do not have long-standing relationships with our manufacturers and may not be able to convince suppliers to continue to make components available to us unless there is demand for such components from their other customers. As a result, there is a risk that certain components could be discontinued and no longer available to us. We have in the past been, and we may in the future be, required to make significant “last time” purchases of component inventory that is being discontinued by the manufacturer to ensure supply continuity. If any one or more of our suppliers cease to provide us with sufficient quantities of components in a timely manner or on terms acceptable to us, we would have to seek alternative sources of supply. Because of factors such as the proprietary nature of our products, our quality control standards and applicable regulatory requirements, we cannot quickly engage additional or replacement suppliers for some of our critical components. Failure of any of our suppliers to deliver products at the level our business requires could harm our reputation and limit our ability to meet our sales projections, which could have a material adverse effect on our business.

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

If we cannot reliably manufacture our new infusion set connector, or if it does not achieve market acceptance, we may not achieve our financial projections.*

In September 2017, we began commercial sales of products with t:lock, which replaced the standard Luer-lok connector that historically joined an infusion set to our proprietary disposable insulin cartridges. Concurrently, we began selling infusion sets that are compatible with t:lock. Our supplier of infusion sets must manufacture a variety of lengths and styles of infusion sets with t:lock that match our cartridges. Failure to do so, or to do so at the necessary production volumes, may result in our inability to convert customers to t:lock when anticipated, which would negatively impact our ability to achieve our financial projections.

In addition, certain independent distributors may need to continue to purchase both styles of insulin cartridges and infusion sets from us to provide to their customers. We believe the transition period for our direct customers and distributors in the United States to utilize their inventory on hand before transitioning to t:lock is substantially complete. However, we are initially offering standard Luer-lok cartridges and infusion sets in select international markets, and expect to transition to our t:lock connector in international markets during 2019. Accordingly, we may continue offering both styles of cartridges and infusion sets to facilitate the transition of customer supplies through 2019, although there may be circumstances that require additional time for some direct customers and distributors to complete the transition. Due to the variability in purchasing patterns, standard Luer-lok inventory may not be consumed at the predicted rates and we may be required to offer both styles of insulin cartridges and infusion sets for a longer period than anticipated or we may be left with excess quantities of standard Luer-lok inventory that we cannot sell at standard prices or at all, which would negatively impact our results of operations.

While t:lock was designed based on customer feedback, and all standard Luer-lok infusion sets that we currently offer are also available with t:lock, it is possible that t:lock may not continue to gain market acceptance by current or potential customers, their caregivers, or healthcare providers. Any negative market response to t:lock may impact a current customer’s decision to purchase a new pump from us at the time of renewal. In addition, potential customers may decide not to purchase our insulin pumps if they do not prefer t:lock or t:lock compatible infusion sets, which could have a material adverse impact on our business, financial condition and operating results.

We currently operate primarily at two locations in San Diego, California, and any disruption at these locations could adversely affect our business and operating results.*

Substantially all of our operations are conducted at two locations in San Diego, California, including our manufacturing processes, research and development activities, customer and technical support, and management and administrative functions. In addition, the majority of our inventory of component supplies and finished goods are stored at one of these locations. We also store finished goods at a third-party warehouse operator in Austin, Texas for the fulfillment of certain customer orders. We take precautions to safeguard our facilities, including by acquiring insurance, employing back-up generators, adopting health and safety protocols and utilizing off-site storage of computer data. However, vandalism, terrorism or a natural disaster, such as an earthquake, fire or flood, or another catastrophic event, could damage or destroy our manufacturing equipment or our inventory of component supplies and finished goods, cause substantial delays in our operations, result in the loss of key information, result in reduced sales, and cause us to incur additional expenses. Our insurance coverage may not be sufficient to provide coverage with respect to the damages incurred in any particular case, and our insurance carrier may deny coverage with respect to all or a portion of our claims. Regardless of the level of insurance coverage or other precautions taken, damage to our facilities may have a material adverse effect on our business, financial condition and operating results.

We may not experience the anticipated operating efficiencies from the transition of our manufacturing operations to our new facility.*

At the beginning of 2018, we completed the transition of our manufacturing operations to our Barnes Canyon facility that we expect will allow for future product manufacturing expansion. However, we may not experience the anticipated operating efficiencies at the new facility, or we may experience efficiencies but to a lesser extent than projected. If we fail to achieve the operating efficiencies that we anticipate, our manufacturing and operating costs may be greater than expected, which would have a material adverse impact on our operating results.

In September 2017, following a site inspection of our Barnes Canyon facility, the FDA issued a Form 483, List of Inspectional Observations, containing two observations. Following our receipt of the Form 483, we began implementing corrective and preventive actions to fully address the FDA observations, and in October 2017, we provided a written response to the FDA. In December 2017, we received a letter from the FDA stating that our initial written response did not fully address the FDA observations, and that the FDA would address the observations during its next regularly scheduled inspection of our facilities. If the FDA is not satisfied, it may issue a warning letter to us or may take other actions, any of which could have a material adverse effect on our business. On August 29, 2018, we closed the voluntary recall initiated on April 19, 2018 for 55 t:slim G4 pumps.

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

Our t:slim X2 insulin pump received pre-market clearance under Section 510(k) of the U.S. Federal Food, Drug, and Cosmetic Act, or FDCA. The 510(k) clearance process is shorter and typically requires the submission of less supporting documentation than other FDA approval processes and does not always require long-term clinical studies. t:slim X2 with G5 and t:slim X2 with Basal-IQ technology received FDA approval under a Premarket Approval, or PMA, application. However, currently there are only limited published studies to evaluate the safety or effectiveness of our PMA approved products in a controlled setting. As a result, we currently lack the breadth of published long-term clinical data supporting the safety and efficacy of our products and the benefits they offer. For these reasons, people with insulin-dependent diabetes and healthcare providers may be slower to adopt or recommend our products, we may not have comparative data that our competitors have or are generating, third-party payors may not be willing to provide coverage or reimbursement for our products and we may be subject to greater regulatory and product liability risks. These and other factors could slow the adoption of our products and result in our sales being lower than anticipated. In addition, future studies or clinical experience may indicate that treatment with our products is not superior to treatment with competitive products. Such results could slow the adoption of our products and significantly reduce our sales, which could prevent us from achieving our forecasted sales targets or achieving or sustaining profitability.

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

Any significant disruptions to our information technology systems, or failures of our pumps’ software to perform as we anticipate, could have an adverse effect on our business, financial condition and operating results.*

The efficient operation of our business depends on our information technology systems. We rely on our information technology systems to effectively manage sales and marketing data, accounting and financial functions, manufacturing and quality records, inventory management, product development tasks, research and development data, customer service and technical support functions. Our information technology systems, including those that support t:connect, as well as those involved in the operation of our Tandem Device Updater, are vulnerable to damage or interruption from earthquakes, fires, floods and other natural disasters, terrorist attacks, attacks by computer viruses or hackers, power losses, and computer system or data network failures. In addition, our currently-marketed insulin pumps, and our products currently under development contain software which could be subject to computer virus, hacker attacks or other failures. These risks significantly increased after July 2016, when we received FDA clearance of our Tandem Device Updater, which enables customers to remotely update software on their insulin pumps. We may also face new risks relating to our information technology systems as we begin to commercialize our products outside the United States and are subject to additional regulations relating to the use and protection of personal information.

The failure of our or our service providers’ information technology systems or our pumps’ software to perform as we anticipate or our failure to effectively implement new information technology systems and privacy policies and controls could disrupt our entire operation or adversely affect our software products. For example, we market our Tandem Device Updater as having the unique capability to deploy software updates to our pumps, which may allow customers remote access to new and enhanced features. The failure of our Tandem Device Updater to provide software updates as we anticipate, including as a result of our inability to secure and maintain necessary regulatory approvals, the inability of our pumps to properly receive software updates, errors or viruses embedded within the software being transmitted, or the failure of our customers to properly utilize the system to complete the update, could result in decreased sales, increased warranty costs, and harm to our reputation, all of which could have a material adverse effect on our business, financial condition and operating results.

We depend on the knowledge and skills of our senior management and other key employees, and if we are unable to retain and motivate them or recruit additional qualified personnel, our business may suffer.*

We have benefited substantially from the leadership and performance of our senior management, as well as certain key employees. For example, key members of our management have experience successfully scaling an early stage medical device company to achieve profitability. Our success will depend on our ability to retain our current management and key employees, and to attract and retain qualified personnel in the future. Competition for senior management and key employees in our industry is intense and we cannot guarantee that we will be able to retain our personnel or attract new, qualified personnel. The loss of the services of certain members of our senior management or key employees could prevent or delay the implementation and completion of our strategic objectives, or divert management’s attention to seeking qualified replacements. Each member of senior management as well as our key employees may terminate employment without notice and without cause or good reason. The members of our senior management are not subject to non-competition agreements. Accordingly, the adverse effect resulting from the loss of certain members of senior management could be compounded by our inability to prevent them from competing with us.

We depend upon key employees in a competitive market, and if we are unable to provide meaningful equity incentives to retain key personnel, it could adversely affect our ability to execute our business strategy.*

We are highly dependent upon the members of our management team, as well as other key employees. Many of these individuals have been employed by us for many years, have played integral roles in the growth of our business, and will continue to provide value to us. In our industry, it is common to attract and retain executive talent and other employees with compensation packages that include a significant equity component. At this time, a substantial number of our outstanding equity awards issued prior to 2017, which generally were issued in the form of stock options, are significantly out of the money and unlikely to be exercised in the future. We have issued, and may continue to issue, additional equity incentives that we believe will enhance our ability to retain our current key employees and attract the necessary additional executive talent. However, even if we issue significant additional equity incentives, there can be no assurance that we will be able to attract and retain key executive talent. A loss of any of our key personnel, or our inability to hire new personnel, may have a material adverse effect on our ability to execute our business strategy.

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

We may also face new risks relating to security laws and privacy rights as individual states adopt new laws and regulations on these topics and as we begin to commercialize our products outside the United States. For example, in the European Union, the General Data Protection Regulation, or GDPR, which came into force on May 25, 2018, introduces new data protection requirements in the European Union. As we expand internationally, our business will need to be adapted to meet these and other similar legal requirements.

We are seeking approval to commercialize our products outside of the United States, which may result in a variety of risks associated with international operations that could materially adversely affect our business.*

During the third quarter of 2018, we began commercialization of the t:slim X2 insulin pump in select geographies outside of the United States. We do not have experience commercializing our products outside of the United States and expect that we will be subject to additional risks related to entering into international business markets, including:

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

In addition, entry into international markets may require significant financial resources, impose additional demands on our manufacturing, quality, regulatory, customer support and other general and administrative personnel, and could divert management’s attention from managing our core business. We have limited experience with regulatory environments and market practices internationally, and we may not be able to penetrate or successfully operate in new markets. Accordingly, if we are unable to expand internationally, manage the complexity of our global operations successfully or if we incur unanticipated expenses, we may not achieve the expected benefits of this expansion and our financial condition and results of operations could be materially and adversely impacted.

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

Risks Related to our Financial Results and Need for Financing

We may need to raise additional funds in the future and if we are unable to raise additional funds when necessary, we may not be able to achieve our strategic objectives.*

As of September 30, 2018, we had $113.6 million in cash, cash equivalents and short-term investments. Our management expects the continued growth of our business, including the expansion of our customer service infrastructure to support our growing base of customers our plans to commence commercial sales of our products outside the United States and additional research and development activities, will continue to increase our expenses. In addition, the amount of our future product sales is difficult to predict and actual sales may not be in line with our forecasts. Accordingly, our future capital requirements will depend on many factors, including:

•	the revenue generated by sales of our insulin pump products, and the related insulin cartridges and infusion sets, and any other future products that we may develop and commercialize;

•	the gross profits and gross margin we realize from the sales we generate;

•	the costs associated with maintaining an appropriate sales, clinical and marketing infrastructure;

•

the expenses we incur or other capital expenditures we make to maintain or enhance our manufacturing operations, including the hiring of additional personnel, purchasing manufacturing equipment and other measures to add manufacturing capacity;

•	the expenses associated with developing and commercializing our proposed products or technologies;

•	the costs associated with maintaining and expanding our customer service infrastructure;

•	the cost of obtaining and maintaining regulatory clearance or approval for our products and our manufacturing facilities;

•	the cost of ongoing compliance with legal and regulatory requirements;

•	the expenses we incur in connection with potential litigation or governmental investigations;

•	expenses we may incur or other financial commitments we may make in connection with current and potential new business or commercial collaborations, development agreements or licensing arrangements;

•	anticipated or unanticipated capital expenditures; and

•	unanticipated general and administrative expenses.

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

Risks Related to our Intellectual Property and Potential Litigation

Our ability to protect our intellectual property and proprietary technology is uncertain.*

We rely primarily on patent, trademark and trade secret laws, as well as confidentiality and non-disclosure agreements, to protect our proprietary technologies. As of September 30, 2018, our patent portfolio consisted of approximately 68 issued U.S. patents and 49 pending U.S. patent applications. Of these, our issued U.S. patents expire between approximately 2021 and 2036. We also have and are seeking patent protection for our proprietary technologies in other countries throughout the world. In addition, we have 17 U.S. trademark registrations and 17 foreign trademark registrations.

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

If a competitor infringes upon one of our patents, trademarks or other intellectual property rights, enforcing those patents, trademarks and other rights may be difficult, expensive and time consuming. Patent law relating to the scope of claims in the industry in which we operate is subject to rapid change and constant evolution and, consequently, patent positions in our industry can be uncertain. Even if successful, litigation to defend our patents and trademarks against challenges or to enforce our intellectual property rights could divert management’s attention from managing our business. Moreover, we may not have sufficient resources or incentive to defend our patents or trademarks against challenges or to enforce our intellectual property rights. Litigation also puts our patents at risk of being invalidated or interpreted narrowly and our patent applications at risk of not issuing. Additionally, pursuing litigation may provoke third parties to assert counterclaims against us. We may not prevail in any lawsuits that we initiate and the damages or other remedies awarded, if any, may not be commercially valuable. The occurrence of any of these events may have a material adverse effect on our business, financial condition and operating results.

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

From time to time, we may receive communications from third parties alleging our infringement of their intellectual property rights or offering a license to intellectual property that is alleged to relate to future products that we are currently developing. Any intellectual property related discussions, disputes or litigation could force us to do one or more of the following:

•	stop selling our products or using technology that contains the allegedly infringing intellectual property;

•	prevent or limit our ability to sell a future product that we are currently developing;

•	incur significant legal expenses;

•	pay substantial damages to the party whose intellectual property rights we are allegedly infringing;

•	redesign those products that contain the allegedly infringing intellectual property; or

•	attempt to obtain a license to the relevant intellectual property from third parties, which may not be available on reasonable terms or at all.

We do not currently maintain insurance to cover the expense or any liability that may arise from an intellectual property dispute with a third party. Any litigation or claim against us, even those without merit, or even preparing for a potential dispute or litigation before it arises, may cause us to incur substantial costs, and could place a significant strain on our financial resources, divert the attention of management from our core business. Any litigation or claim against us may also harm our reputation. Further, as we launch new products and increase our sales, and the number of participants in the diabetes market increases, we believe the possibility of our involvement in intellectual property disputes increases.

We may be subject to damages resulting from claims that we, or our employees, have wrongfully used or disclosed alleged trade secrets of our competitors or are in breach of non-competition or non-solicitation agreements with our competitors.*

Many of our employees were previously employed at other medical device companies, including those that are our direct competitors or could potentially become our direct competitors. In some cases, those employees joined our company recently. We may be subject to claims that we, or our employees, have inadvertently or otherwise used or disclosed trade secrets or other proprietary information of these former employers or competitors. In addition, we have been and may in the future be subject to allegations that we caused an employee to breach the terms of his or her non-competition or non-solicitation agreement. Litigation may be necessary to defend against these claims. Even if we successfully defend against these claims, litigation could cause us to incur substantial costs, and could place a significant strain on our financial resources, divert the attention of management from our core business and harm our reputation. If our defense to those claims fails, in addition to paying monetary damages, we may lose valuable intellectual property rights or personnel. We cannot guarantee that this type of litigation will not continue, and any future litigation or the threat thereof may adversely affect our ability to hire additional direct sales representatives. A loss of key personnel or their work product could hamper or prevent our ability to commercialize proposed products, which could have an adverse effect on our business, financial condition and operating results.

We may incur product liability losses, and insurance coverage may be inadequate or unavailable to cover these losses.

Our business exposes us to potential product liability claims that are inherent in the design, manufacture, testing and sale of medical devices. We could become the subject of product liability lawsuits alleging that component failures, manufacturing flaws, design defects or inadequate disclosure of product-related risks or product-related information resulted in an unsafe condition, injury or death to customers. The risk of one or more product liability claims or lawsuits may be even greater after we launch new products with new features or enter new markets where we have no prior experience selling our products and rely on newly hired staff or new independent distributors or contractors to provide new customer training and customer support. In addition, the misuse of our products or the failure of customers to adhere to operating guidelines could cause significant harm to customers, including death, which could result in product liability claims. We may also identify deficiencies in our products that we determine are immaterial and do not pose safety risks, and therefore decide not to initiate a voluntary recall. However, any such deficiency may be more significant than we expect and lead to product liability claims. Product liability lawsuits and claims, safety alerts or product recalls, with or without merit, could cause us to incur substantial costs, and could place a significant strain on our financial resources, divert the attention of management from our core business, harm our reputation and adversely affect our ability to attract and retain customers, any of which could have a material adverse effect on our business, financial condition and operating results.

Although we maintain third-party product liability insurance coverage, it is possible that claims against us may exceed the coverage limits of our insurance policies. Even if any product liability loss is covered by an insurance policy, these policies typically have substantial deductibles for which we are responsible. In addition, we expect the cost of our product liability insurance will increase as our product sales increase and we may also increase the amount of our deductibles over time. Product liability claims in excess of applicable insurance coverage could have a material adverse effect on our business, financial condition and operating results. In addition, any product liability claim brought against us, with or without merit, could result in further increases of our product liability insurance premiums. Insurance coverage varies in cost and can be difficult to obtain, and we cannot guarantee that we will be able to obtain insurance coverage in the future on terms acceptable to us or at all. Our inability to obtain sufficient insurance coverage to protect again potential product liability claims could prevent or limit our commercialization of current products or products currently under development.

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

We may pursue 510(k) clearance for additional products or product modifications in the future. If the FDA requires us to go through a more rigorous examination for future products or modifications to existing products than we had expected, our product introductions or modifications could be delayed or canceled, which could cause our sales to decline or to not increase in line with our forecasts. We anticipate that certain of our products currently under development will require the more costly, lengthy and uncertain PMA approval process.

The FDA can delay, limit or deny clearance or approval of one of our devices for many reasons, including:

•	our inability to demonstrate that our products are safe and effective for their intended users;

•	the data from our clinical trials may be insufficient to support clearance or approval; and

•	failure of the manufacturing process or facilities we use to meet applicable requirements.

In addition, the FDA may change its clearance and approval policies, adopt additional regulations or revise existing regulations, or take other actions which may prevent or delay approval or clearance of our products under development or impact our ability to modify our currently cleared or approved products on a timely basis. For example, based on feedback from the FDA we recently submitted a de novo 510(k) for our t:slim X2 insulin pump platform and we intend to separately file a PMA for our implementation of the Control-IQ technology. Ultimately, the FDA may not support our new regulatory filing strategy.

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

Further, we commenced commercial sales of our products in select international markets during the third quarter of 2018. As we expand our operations outside of the United States, we will become subject to various additional regulatory and legal requirements under the applicable laws and regulations of the international markets we enter. These additional regulatory requirements may involve significant costs and expenditures and, if we are not able to comply with any such requirements, our international expansion and business could be significantly harmed.

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

Our failure to comply with U.S. federal and state fraud and abuse laws, including anti-kickback laws and other U.S. federal and state anti-referral laws, could have a material adverse impact on our business.

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

To enforce compliance with the federal laws, the U.S. Department of Justice, or DOJ, has increased its scrutiny of interactions between healthcare companies and healthcare providers, which has led to a number of investigations, prosecutions, convictions and settlements in the healthcare industry. Dealing with investigations can be time- and resource-consuming and can divert management’s attention from our core business. Additionally, if a healthcare company settles an investigation with the DOJ or other law enforcement agencies, we may be forced to agree to additional onerous compliance and reporting requirements as part of a consent decree or corporate integrity agreement. Any such investigation or settlement could increase our costs or otherwise have an adverse effect on our business.

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

The trading price of our common stock has been volatile over the past several years. We believe our stock price has been, and will continue to be, subject to wide fluctuations in response to a variety of factors, including the following:

•	actual or anticipated fluctuations in our financial and operating results from period to period;

•	our actual or perceived need for additional capital to fund our operations, and perceptions about the dilutive impact of our recent financing transactions (including the exercise of outstanding warrants);

•	perceptions about our financial stability generally, and relative to our competitors, including our ability to sustain our business operations and achieve profitability;

•	market acceptance of our current products and products under development, and the recognition of our brand;

•	introduction of proposed products, technologies or treatment techniques by us or our competitors;

•	announcements of significant contracts, acquisitions or divestitures by us or our competitors;

•	regulatory approval of our products or the products of our competitors, or the failure to obtain such approvals on the projected timeline or at all;

•	speculative trading practices of market participants;

•	issuance of securities analysts’ reports or recommendations;

•	threatened or actual litigation and government investigations;

•	sales of shares of our common stock by our employees, directors or principal stockholders; and

•	general political or economic conditions.

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

We are a “smaller reporting company” and, as a result of the reduced disclosure and governance requirements applicable to smaller reporting companies, our common stock may be less attractive to investors.*

We are a “smaller reporting company” under applicable SEC rules and regulations. Similar to an “emerging growth company”, a “smaller reporting company” is subject to scaled reporting and compliance obligations as compared to other public companies. Specifically, “smaller reporting companies” are able to provide simplified executive compensation disclosures in their filings, are exempt from the auditor attestation requirements of Section 404(b) of the Sarbanes-Oxley Act, and have certain other reduced disclosure obligations in their SEC filings. Reduced disclosures in our SEC filings due to our status as a “smaller reporting company” may make it harder for investors to analyze our financial condition, operating results and prospects. If investors find our common stock less attractive as a result of our reduced disclosures, there may be a less active trading market for our common stock and our stock price may decline or be more volatile. In light of the increase in our stock price during 2018, we expect to cease to qualify as a “smaller reporting company” once our status is reassessed under applicable SEC rules.

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

We may be at increased risk of securities class action litigation.*

In the past, securities class action litigation has been instituted against companies following periods of volatility in the overall market and in the price of a company’s securities. We believe this risk may be particularly relevant to us as we have recently and in past years experienced significant stock price volatility. If we face such litigation, it could result in substantial costs and a diversion of management’s attention and resources, which could harm our business, financial condition and results of operations. Our stock price volatility and the increase in our market capitalization during the past year may also result in higher expenses associated with our directors’ and officers’ liability insurance program.

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

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3.	Defaults Upon Senior Securities

None.

Item 4.	Mine Safety Disclosures

Not applicable.

Item 5.	Other Information

None.

Item 6.	Exhibits

		Incorporated by Reference				Provided Herewith
Exhibit Number	Exhibit Description	Form	File No.	Date of First Filing	Exhibit Number
3.1	Amended and Restated Certificate of Incorporation as currently in effect.					X
3.2	Tandem Diabetes Care, Inc. Amended and Restated Bylaws as currently in effect.	S-1/A	333-191601	1-Nov-13	3.5
10.1*	Tandem Diabetes Care, Inc. Amended And Restated 2013 Stock Incentive Plan	DEF 14A	001-36189	26-Apr-18	Appendix B
10.2*	Amended And Restated 2013 Employee Stock Purchase Plan	DEF 14A	001-36189	26-Apr-18	Appendix C
10.3*	Kim Blickenstaff Letter Agreement regarding employment terms	10-Q	001-36189	30-Jul-18	10.3
10.4*	2018 Cash Bonus Plan for Executives	10-Q	001-36189	30-Jul-18	10.4
10.5**	Development Agreement, dated June 4, 2015 by and between Tandem Diabetes, Care, Inc. and Dexcom, Inc.					X
31.1	Certification of Kim D. Blickenstaff, Chief Executive Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					X
31.2	Certification of Leigh A. Vosseller, Chief Financial Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					X
32.1***	Certification of Kim D. Blickenstaff, Chief Executive Officer, pursuant to U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					X
32.2***	Certification of Leigh A. Vosseller, Chief Financial Officer, pursuant to U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					X
101.INS	XBRL Instance Document.					X
101.SCH	XBRL Taxonomy Extension Schema Document.					X
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.					X
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.					X
101.LAB	XBRL Taxonomy Extension Label Linkbase Document.					X
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.					X

*	Indicates management contract or compensatory plan.
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

Tandem Diabetes Care, Inc.

Dated: November 1, 2018	By:	/s/ Kim D. Blickenstaff
Kim D. Blickenstaff
President, Chief Executive Officer and Director (on behalf of the registrant and as the registrant’s Principal Executive Officer)

	By:	/s/ Leigh A. Vosseller
Leigh A. Vosseller
Executive Vice President, Chief Financial Officer and Treasurer (on behalf of the registrant and as the registrant’s Principal Financial and Accounting Officer)