Form 10-Q/A
period 2018-09-30
TANDEM DIABETES CARE INC
filed 2018-11-09
CIK 1438133

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

EXPLANATORY NOTE

The sole purpose of this Amendment No. 1 (the “Amendment”) to the Tandem Diabetes Care, Inc. Quarterly Report on Form 10-Q (the “Original Form 10-Q”) for the period ended September 30, 2018, as filed with the Securities and Exchange Commission (the “SEC”) on November 1, 2018, is to revise the hierarchical headings and certain formatting within Exhibit 10.5, previously included with the Original Form 10-Q, to conform the as filed version of Exhibit 10.5 with the execution version.

This Amendment contains only the cover page, the Explanatory Note, Item 6. Exhibits, the Signature Page and the officer certifications required by Section 302 of the Sarbanes-Oxley Act of 2002. Except as described above, no other changes have been made to the Original Form 10-Q.

This Amendment does not reflect events that may have occurred subsequent to the original filing date and does not modify or update in any way disclosures made in the Original Form 10-Q. Accordingly, this Amendment should be read in conjunction with the Original Form 10-Q and our other filings with the SEC.

Item 6.	Exhibits

		Incorporated by Reference				Provided Herewith
Exhibit Number	Exhibit Description	Form	File No.	Date of First Filing	Exhibit Number
10.5**	Development Agreement, dated June 4, 2015 by and between Tandem Diabetes Care, Inc. and Dexcom, Inc.					X
31.1	Certification of Kim D. Blickenstaff, Chief Executive Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					X
31.2	Certification of Leigh A. Vosseller, Chief Financial Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					X

**

Confidential treatment has been granted with respect to certain portions of this exhibit pursuant to an application for confidential treatment sent to the Securities and Exchange Commission. Such portions are omitted from this filing and have been filed separately with the Securities and Exchange Commission.

.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Tandem Diabetes Care, Inc.

Dated: November 9, 2018	By:	/s/ Kim D. Blickenstaff
Kim D. Blickenstaff
President, Chief Executive Officer and Director (on behalf of the registrant and as the registrant’s Principal Executive Officer)

	By:	/s/ Leigh A. Vosseller
Leigh A. Vosseller
Executive Vice President, Chief Financial Officer and Treasurer (on behalf of the registrant and as the registrant’s Principal Financial and Accounting Officer)

4