Form 10-Q
period 2019-03-31
TANDEM DIABETES CARE INC
filed 2019-04-30
CIK 1438133

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended March 31, 2019

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No   ☒

As of April 26, 2019, there were 58,067,241 shares of the registrant’s Common Stock outstanding.

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements

TANDEM DIABETES CARE, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except par value)

	March 31,	December 31,
	2019	2018
	(Unaudited)	(Note 1)

Assets
Current assets:
Cash and cash equivalents	$40,445	$41,826
Short-term investments	85,159	87,201
Accounts receivable, net	33,027	35,193
Inventories, net	22,826	19,896
Prepaid and other current assets	4,571	3,769
Total current assets	186,028	187,885
Property and equipment, net	17,182	17,151
Operating lease right-of-use assets	10,087	-
Patents, net	1,048	1,130
Other long-term assets	353	128
Total assets	$214,698	$206,294
Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$11,206	$6,824
Accrued expense	3,376	3,930
Employee-related liabilities	17,047	24,030
Deferred revenue	5,460	4,600
Common stock warrants	29,762	17,926
Operating lease liabilities	3,703	-
Other current liabilities	6,126	8,978
Total current liabilities	76,680	66,288
Deferred rent—long-term	-	3,799
Operating lease liabilities - long-term	10,685	-
Other long-term liabilities	6,371	4,932
Total liabilities	93,736	75,019
Commitments and contingencies (Note 9)
Stockholders’ equity:
Common stock, $0.001 par value; 200,000 shares authorized as of March 31, 2019 and December 31, 2018. 57,982 and 57,554 shares issued and outstanding at March 31, 2019 and December 31, 2018, respectively.	58	57
Additional paid-in capital	743,930	731,306
Accumulated other comprehensive income (loss)	41	(13)
Accumulated deficit	(623,067)	(600,075)
Total stockholders’ equity	120,962	131,275
Total liabilities and stockholders’ equity	$214,698	$206,294

See accompanying notes to unaudited condensed consolidated financial statements.

TANDEM DIABETES CARE, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS and comprehensive loss

(Unaudited)

(In thousands, except per share data)

	Three Months Ended March 31,
	2019	2018
Sales	$65,995	$27,277
Cost of sales	32,642	15,873
Gross profit	33,353	11,404
Operating expenses:
Selling, general and administrative	34,961	20,914
Research and development	9,389	5,975
Total operating expenses	44,350	26,889
Operating loss	(10,997)	(15,485)
Other income (expense), net:
Interest and other income	757	91
Interest and other expense	(6)	(3,071)
Change in fair value of stock warrants	(12,746)	(14,228)
Total other expense, net	(11,995)	(17,208)
Net loss	$(22,992)	$(32,693)
Other comprehensive loss:
Unrealized gain on short-term investments	$50	$—
Foreign currency translation	4	—
Comprehensive loss	$(22,938)	$(32,693)
Net loss per share, basic and diluted	$(0.40)	$(1.82)
Weighted average shares used to compute basic and diluted net loss per share	57,771	17,993

See accompanying notes to unaudited condensed consolidated financial statements.

TANDEM DIABETES CARE, INC.

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(Unaudited)

(In thousands)

				Accumulated
			Additional	Other		Total
	Common Stock		Paid-in	Comprehensive	Accumulated	Stockholders’
	Shares	Amount	Capital	Income (Loss)	Deficit	Equity (Deficit)
Balance at December 31, 2018	57,554	$57	$731,306	$(13)	$(600,075)	$131,275
Exercise of stock options	409	1	1,898	—	—	1,899
Exercise of common stock warrants	19	—	64	—	—	64
Fair value of common stock warrants at time of exercise	—	—	910	—	—	910
Stock-based compensation	—	—	9,752	—	—	9,752
Foreign currency translation	—	—	—	4	—	4
Unrealized gain on short-term investments	—	—	—	50	—	50
Net loss	—	—	—	—	(22,992)	(22,992)
Balance at March 31, 2019	57,982	$58	$743,930	$41	$(623,067)	$120,962

				Accumulated
			Additional	Other		Total
	Common Stock		Paid-in	Comprehensive	Accumulated	Stockholders’
	Shares	Amount	Capital	Income (Loss)	Deficit	Equity (Deficit)
Balance at December 31, 2017	10,119	$10	$448,455	$—	$(477,614)	$(29,149)
Adjustment to retained earnings from adoption of ASC 606	—	—	—	—	150	150
Issuance of common stock in public offering, net of underwriter’s discount and offering costs	34,500	36	63,994	—	—	64,030
Exercise of common stock warrants	1,937	2	6,776	—	—	6,778
Fair value of common stock warrants at time of exercise	—	—	1,599	—	—	1,599
Stock-based compensation	80	—	1,134	—	—	1,134
Net loss	—	—	—	—	(32,693)	(32,693)
Balance at March 31, 2018	46,636	$47	$521,958	$-	$(510,157)	$11,848

See accompanying notes to unaudited condensed consolidated financial statements.

TANDEM DIABETES CARE, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(In thousands)

	Three Months Ended March 31,
	2019	2018
Operating activities
Net loss	$(22,992)	$(32,693)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization expense	1,438	1,493
Interest expense related to amortization of debt discount and debt issuance costs	—	692
Provision for allowance for doubtful accounts	342	359
Provision for inventories reserve	679	107
Change in fair value of common stock warrants	12,746	14,228
Amortization of premium (discount) on short-term investments	(94)	59
Stock-based compensation expense	9,834	1,192
Other	27	148
Changes in operating assets and liabilities:
Accounts receivable, net	1,821	7,657
Inventories, net	(3,690)	342
Prepaid and other current assets	(1,036)	(745)
Other long-term assets	(225)	(18)
Accounts payable	4,376	(1,654)
Accrued expense	(553)	366
Employee-related liabilities	(6,982)	(3,978)
Deferred revenue	861	349
Other current liabilities	(2,120)	(356)
Deferred rent	—	(185)
Other long-term liabilities	1,444	365
Net cash used in operating activities	(4,124)	(12,272)
Investing activities
Purchase of short-term investments	(42,914)	(9,000)
Proceeds from sales and maturities of short-term investments	45,100	—
Purchase of property and equipment	(1,408)	(514)
Net cash provided by (used in) investing activities	778	(9,514)
Financing activities
Proceeds from public offering, net of offering costs	—	64,157
Proceeds from exercise of common stock warrants	64	6,512
Proceeds from issuance of common stock under Company stock plans	1,898	—
Net cash provided by financing activities	1,962	70,669
Effect of foreign exchange rates on cash	3	—
Net increase (decrease) in cash and cash equivalents and restricted cash	(1,384)	48,883
Cash and cash equivalents and restricted cash at beginning of period	41,826	23,700
Cash and cash equivalents and restricted cash at end of period	$40,445	$72,583
Supplemental disclosures of cash flow information
Interest paid	$-	$2,379
Supplemental schedule of noncash investing and financing activities
Right-of-use assets obtained in exchange for operating lease obligations	$3,053	$—
Debt discount included in other long-term liabilities	$—	$827
Public offering costs included in accounts payable	$—	$129
Property and equipment included in accounts payable	$130	$217

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

The Company manufactures and sells insulin pump products that are designed to address large and differentiated needs of the insulin-dependent diabetes market. The Company’s manufacturing and sales activities primarily focus on the t:slim X2 Insulin Delivery System (t:slim X2), the Company’s flagship pump platform that is capable of remote feature updates and designed to display continuous glucose monitoring (CGM), sensor information directly on the pump home screen. The Company’s insulin pump products are compatible with the Tandem Device Updater, a Mac and PC-compatible tool for the remote update of Tandem insulin pump software. The Company’s insulin pump products are generally considered durable medical equipment, and have an expected lifespan of at least four years. In addition to selling insulin pumps, the Company sells disposable products that are used together with the pumps and are replaced every few days, including cartridges for storing and delivering insulin, and infusion sets that connect the insulin pump to a user’s body.

The Company began commercial sales of its first product, t:slim, in August 2012 and subsequently commercialized t:flex in May 2015, t:slim G4 in September 2015 and t:slim X2 in October 2016. The t:slim X2 hardware platform now represents 100% of new pump shipments, but the Company will continue to provide ongoing service and support to existing t:slim, t:slim G4 and t:flex customers. In September 2017, the Company received approval by the United States Food and Drug Administration (FDA) for the integration of t:slim X2 with the Dexcom MOBILE G5 CGM. In June 2018, the Company received FDA approval for t:slim X2 with Basal-IQ technology, the Company’s first-generation Automated Insulin Delivery (AID) algorithm, and the first insulin pump designated as compatible with integrated CGM (iCGM) devices. The Company commenced commercial sales of this product integrated with the Dexcom G6 CGM in August 2018.

During the third quarter of 2018, the Company commenced sales of the t:slim X2 in select geographies outside the United States, including Australia, Italy, New Zealand, Scandinavia (Denmark, Norway and Sweden), South Africa, Spain, and the United Kingdom. Direct sales efforts in Canada began in the fourth quarter of 2018.

As of March 31, 2019, the Company had $125.6 million in cash and cash equivalents and short-term investments. The Company has incurred operating losses since its inception and, as reflected in the accompanying financial statements, the Company had an accumulated deficit of $623.1 million as of March 31, 2019, which included a net loss of $23.0 million for the three months ended March 31, 2019. Management believes that the cash, cash equivalents and short-term investments on hand will be sufficient to satisfy the Company’s liquidity requirements for at least the next 12 months from the date of this filing.

The Company’s ability to execute on its business strategy, meet its future liquidity requirements, and achieve and maintain profitable operations, is dependent on a number of factors, including its ability to continue to gain market acceptance of its products and achieve a level of revenues adequate to support its cost structure, achieve renewal pump sales objectives, develop and launch new products, maximize manufacturing efficiencies, satisfy increasing production requirements, leverage the investments made in its sales, clinical, marketing and customer support organizations, and operate its business and manufacture and sell products without infringing third party intellectual property rights.

The Company has funded its operations primarily through private and public equity, and through debt financing which has since been fully repaid. The Company may in the future seek additional capital from public or private offerings of its capital stock, or it may elect to borrow capital under new credit lines or from other sources. If the Company issues equity or debt securities to raise additional funds, its existing stockholders may experience dilution, it may incur significant financing costs, and the new equity or debt securities may have rights, preferences and privileges senior to those of its existing stockholders. There can be no assurance that equity or debt financing will be available on acceptable terms, or at all.

Basis of Presentation

The Company has prepared the accompanying unaudited condensed consolidated financial statements in accordance with accounting principles generally accepted in the United States of America (U.S. GAAP) for interim financial information and pursuant to the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and disclosures required by U.S. GAAP for complete financial statements. In the opinion of management, all adjustments which are of a normal and recurring nature, considered necessary for a fair presentation of the financial information contained herein, have been included.

Interim financial results are not necessarily indicative of results anticipated for the full year or any other period(s). These unaudited condensed consolidated financial statements should be read in conjunction with the Company’s audited consolidated financial statements and accompanying notes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2018 (Annual Report), from which the balance sheet information herein was derived. These unaudited condensed consolidated financial statements exclude disclosures required by U.S. GAAP for complete financial statements.

The condensed consolidated financial statements include the accounts of Tandem Diabetes Care, Inc. and its wholly owned subsidiary in Canada. All significant intercompany balances and transactions have been eliminated in consolidation.

2. Summary of Significant Accounting Policies

There have been no material changes in our significant accounting policies during the three months ended March 31, 2019, as compared with those disclosed in the Annual Report other than adoption of the new lease accounting standard (See Note 6, “Leases”).

Use of Estimates

The preparation of the consolidated financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses, and the disclosure of contingent assets and liabilities in the Company’s consolidated financial statements and accompanying notes as of the date of the consolidated financial statements. Some of those judgments can be subjective and complex, and therefore, actual results could differ materially from those estimates under different assumptions or conditions.

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

Fair Value of Financial Instruments

The carrying amounts of cash and cash equivalents, accounts receivable, accounts payable, accrued expense, and employee-related liabilities are reasonable estimates of their fair values because of the short-term nature of these assets and liabilities. Short-term investments are carried at fair value. The Company believes the fair value of its operating lease liabilities at March 31, 2019 approximated its carrying value, based on the borrowing rates that were available for loans with similar terms. The estimated fair value of certain of the Company’s common stock warrants was determined using the Black-Scholes pricing model as of March 31, 2019 and December 31, 2018 (see Note 5, “Fair Value Measurements”).

Revenue Recognition

Revenue is generated primarily from sales of insulin pumps, disposable cartridges and infusion sets to individual customers and third-party distributors that resell the product to insulin-dependent diabetes customers. The Company is paid directly by customers who use the products, distributors and third-party insurance payors.

In January 2018, the Company adopted the Revenue from Contracts with Customers Standard which superseded existing revenue guidance under U.S. GAAP and International Financial Reporting Standards. Pursuant to the Revenue from Contracts with Customers Standard’s core principle, subsequent to January 1, 2018, the Company recognizes revenue when it transfers promised goods or services to customers in an amount that reflects the consideration to which the Company expects to be entitled in exchange for those goods or services. The Company elected to implement this new standard utilizing the modified retrospective method. Under this approach, the Company applied the new standard to all new contracts initiated on or after the effective date and, for contracts which had remaining obligations as of the effective date, the Company recorded an adjustment to the opening balance of accumulated deficit. The accounting for the significant majority of the Company’s revenues was not impacted by the new guidance. As a result, on January 1, 2018, the Company recorded a net reduction to accumulated deficit in the amount of $149,000, reflecting the impact of the accounting change.

Prior to the implementation of this new standard, revenue was recognized when persuasive evidence of an arrangement existed, delivery had occurred and title passed, the price was fixed or determinable, and collectability was reasonably assured.

The Company considers the individual deliverables in its product offering as separate performance obligations. The transaction price is determined based on the consideration expected to be received, based either on the stated value in contractual arrangements or the estimated cash to be collected in non-contracted arrangements. The Company allocates the consideration to the individual performance obligations and recognizes the consideration based on when the performance obligation is satisfied, considering whether or not this occurs at a point in time or over time. Generally, insulin pumps, cartridges, infusion sets and accessories are deemed performance obligations that are satisfied upon delivery, while access to the complementary products, such as the t:connect cloud-based data management application and the Tandem Device Updater, are considered performance obligations satisfied over the typical four-year warranty period of the insulin pumps. There is no standalone value for these complementary products. Therefore, the Company determines their value by applying the expected cost plus margin approach and then allocates the residual to the insulin pumps. At March 31, 2019 and December 31, 2018, $4.7 million and $3.8 million, respectively, were recorded as deferred revenue for these performance obligations that are satisfied over time.

Additionally, the Company offers a 30-day right of return to its customers from the date of shipment of any of its insulin pumps, provided a physician’s confirmation of the medical reason for the return is received. Estimated allowances for sales returns are based on historical returned quantities as compared to pump shipments in those same periods of return. The return rate is then applied to the sales of the current period to establish a reserve at the end of the period. The return rates used in the reserve are adjusted for known or expected changes in the marketplace when appropriate. The allowance for product returns is recorded as a reduction of revenue and an increase in deferred revenue in the period in which the related sale is recorded. The amount recorded on the Company’s balance sheets for product return allowance was $0.2 million and $0.3 million at March 31, 2019 and December 31, 2018, respectively. Actual product returns have not differed materially from estimated amounts reserved in the accompanying condensed consolidated financial statements.

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

As of March 31, 2019 and December 31, 2018, the warranty reserve was $10.8 million and $9.1 million, respectively. The following table provides a reconciliation of the change in product warranty liabilities from December 31, 2018 through March 31, 2019 (in thousands):

Balance at December 31, 2018	$9,138
Provision for warranties issued during the period	3,384
Settlements made during the period	(2,043)
Increases in warranty estimates	298
Balance at March 31, 2019	$10,777

Current portion	$4,404
Non-current portion	6,373
Total	$10,777

Stock-Based Compensation

Stock-based compensation cost is measured at the grant date based on the estimated fair value of the award, and the portion that is ultimately expected to vest is recognized as compensation expense over the requisite service period on a straight-line basis. The Company estimates the fair value of stock options issued under the Company’s 2013 Stock Incentive Plan (2013 Plan), and the fair value of the employees’ purchase rights under under the Company’s 2013 Employee Stock Purchase Plan (ESPP), using a Black-Scholes option-pricing model on the date of grant. The Black-Scholes option-pricing model requires the use of subjective assumptions about a number of key variables, including stock price volatility, expected term, and risk-free interest rate. For awards that vest based on the achievement of service conditions, the Company recognizes expense using the straight-line method less estimated forfeitures based on historical experience.

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

Potentially dilutive securities not included in the calculation of diluted net loss per share (because inclusion would be anti-dilutive) are as follows (in thousands, in common stock equivalent shares):

	Three Months Ended
	March 31,
	2019	2018
Warrants to purchase common stock	785	7,323
Options to purchase common stock	5,475	419
ESPP	142	-
	6,402	7,742

Recent Accounting Pronouncements

In June 2016, the FASB issued ASU No. 2016-13, Financial Instruments – Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments, or ASU 2016-13, which modifies the measurement and recognition of credit losses for most financial assets and certain other instruments. The new standard requires the use of forward-looking expected credit loss models based on historical experience, current conditions, and reasonable and supportable forecasts that affect the collectability of the reported amount, which may result in earlier recognition of credit losses under the new standard. This new standard also requires that credit losses related to available-for-sale debt securities be recorded as an allowance through net income rather than reducing the carrying amount under the current, other-than-temporary-impairment model. The standard is effective for public business entities for annual periods beginning after December 15, 2019, and interim periods within those years. The Company plans to implement the new standard in the first quarter of 2020, and is in the process of reviewing its credit loss models to assess the impact of the adoption of the standard on its consolidated financial statements.

In August 2018, the FASB issued Accounting Standards Update No. 2018-13, Fair Value Measurement: Disclosure Framework – Changes to the Disclosure Requirements for Fair Value Measurement, which adds and modifies certain disclosure requirements for fair value measurements. Under the new guidance, entities will no longer be required to disclose the amount of and reasons for transfers between Level 1 and Level 2 of the fair value hierarchy, or valuation processes for Level 3 fair value measurements. However, public companies will be required to disclose the range and weighted average of significant unobservable inputs used to develop Level 3 fair value measurements, and related changes in unrealized gains and losses included in other comprehensive income. This update is effective for annual periods beginning after December 15, 2019, and interim periods within those periods, and early adoption is permitted. The Company is in the process of determining the impact of the adoption of the standard on its consolidated financial statements as well as whether to early adopt the new standard.

In August 2018, the FASB issued ASU 2018-15, Customer's Accounting for Implementation Costs Incurred in a Cloud Computing Arrangement That Is a Service Contract, or ASU 2018-15, that changes the accounting for implementation costs incurred in a cloud computing arrangement that is a service contract. The update aligns the requirements for capitalizing implementation costs incurred in a hosting arrangement with the requirements for capitalizing implementation costs incurred to develop or obtain internal-use software. The implementation costs should be presented as a prepaid asset on the balance sheet and expensed over the term of the hosting arrangement. The standard is effective for annual periods, including interim periods within those annual periods, beginning after December 15, 2019. Early adoption is permitted. The Company is in the process of assessing the impact of the adoption of the standard on its consolidated financial statements.

3. Short-Term Investments

The Company invests in marketable securities, principally debt instruments of the U.S Government, and financial institutions and corporations with strong credit ratings. The following represents a summary of the estimated fair value of short-term investments as of March 31, 2019 and December 31, 2018 (in thousands):

At March 31, 2019	Maturity (in years)	Amortized Cost	Unrealized Gain	Unrealized Loss	Estimated Fair Value
Available-for-sale securities:
Commercial paper	Less than 1	$29,795	$4	$—	$29,799
U.S. Treasury securities	Less than 1	8,939	3	—	8,942
Corporate debt securities	Less than 1	46,388	31	(1)	46,418
Total		$85,122	$38	$(1)	$85,159

At December 31, 2018	Maturity (in years)	Amortized Cost	Unrealized Gain	Unrealized Loss	Estimated Fair Value
Available-for-sale securities:
Commercial paper	Less than 1	$53,559	$—	$(22)	$53,537
U.S. Treasury securities	Less than 1	17,937	—	(2)	17,935
Corporate debt securities	Less than 1	15,718	12	(1)	15,729
Total		$87,214	$12	$(25)	$87,201

4. Inventories

Inventories consisted of the following as of March 31, 2019 and December 31, 2018 (in thousands):

	March 31,	December 31,
	2019	2018
Raw materials	$9,585	$6,622
Work-in-process	3,560	2,710
Finished goods	9,681	10,564
Total	$22,826	$19,896

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

The following table presents information about the Company’s financial assets and liabilities measured at fair value on a recurring basis as of March 31, 2019 and December 31, 2018, and indicates the fair value hierarchy of the valuation techniques utilized by the Company to determine such fair value (in thousands):

		Fair Value Measurements at
		March 31, 2019
		(Level 1)	(Level 2)	(Level 3)
Assets
Cash equivalents (1)	$28,087	$28,087	$—	$—
Commercial paper	29,799	—	29,799	—
U.S. Treasury securities	8,942	8,942	—	—
Corporate debt securities	46,418	—	46,418	—
Total assets	$113,246	$37,029	$76,217	$—

Liabilities
Common stock warrants	$29,762	$—	$—	$29,762
Total liabilities	$29,762	$—	$—	$29,762

		Fair Value Measurements at
		December 31, 2018
		(Level 1)	(Level 2)	(Level 3)
Assets
Cash equivalents (1)	$37,373	$37,373	$—	$—
Commercial paper	53,537	—	53,537	—
U.S. Treasury securities	17,935	17,935	—	—
Corporate debt securities	15,729	—	15,729	—
Total assets	$124,574	$55,308	$69,266	$—
Liabilities
Common stock warrants	$17,926	$—	$—	$17,926
Total liabilities	$17,926	$—	$—	$17,926

(1)	Generally, cash equivalents include money market funds and investments with a maturity of three months or less from the date of purchase.

The Company’s Level 2 financial instruments are valued using market prices on less active markets with observable valuation inputs such as interest rates and yield curves. The Company obtains the fair value of Level 2 financial instruments from quoted market prices, calculated prices or quotes from third-party pricing services. The Company validates these prices through independent valuation testing and review of portfolio valuations provided by the Company’s investment managers. There were no transfers between Level 1 and Level 2 assets during the three months ended March 31, 2019.

The Company’s Level 3 liabilities at March 31, 2019 and December 31, 2018 include the Series A warrants issued by the Company in connection with the public offering of common stock in October 2017. The Series A warrants have a term of five years and initially provided holders the right to purchase 4,630,000 shares of the Company’s common stock at an exercise price of $3.50 per share. The Series A warrants were initially valued in the aggregate amount of $3.3 million on the date of issuance utilizing a Black-Scholes pricing model. As of March 31, 2019, there were Series A warrants to purchase 492,500 shares of common stock outstanding (see Note 8, “Stockholders’ Equity”).

The Company reassesses the fair value of the outstanding Series A warrants at each reporting date utilizing a Black-Scholes pricing model. Inputs used in the pricing model include the market price of the Company’s common stock and estimates of stock price volatility, expected warrant life and risk-free interest rate. The Company develops its estimates based on publicly available historical data. The assumptions used to estimate the fair values of the common stock warrants at March 31, 2019 and December 31, 2018 are presented below:

	Series A Warrants
	March 31, 2019	December 31, 2018
Risk-free interest rate	2.2%	3.0%
Expected dividend yield	0.0%	0.0%
Expected volatility	80.7%	78.3%
Expected term (in years)	3.5	3.8

The following table presents a summary of changes in the fair value of the Company’s Level 3 financial liabilities for the three months ended March 31, 2019 and 2018:

	Three Months Ended
	2019	2018
Balance at beginning of period	$17,926	$5,432
Increase (decrease) in fair value included in change in fair value of common stock warrants	12,746	14,228
Decrease in fair value from warrants exercised during the period	(910)	(1,599)
Balance at end of period	$29,762	$18,061

During the three months ended March 31, 2019, the Company issued 18,285 shares of common stock upon the exercise of Series A warrants. During the three months ended March 31, 2018, the Company issued 1,936,565 shares of common stock upon the exercise of certain warrants issued in the October 2017 Financing. There were 492,500 Series A warrants to purchase common stock outstanding as of March 31, 2019.

6. Leases

In February 2016, the FASB issued ASU 2016-02, Leases (ASU 2016-02). ASU 2016-02 and its related amendments (collectively referred to as ASC 842) requires lessees to recognize right-of-use assets and corresponding lease liabilities for all leases with lease terms of greater than twelve months. It also changes the definition of a lease and expands the disclosure requirements of lease arrangements. In July 2018, the FASB added a transition option for implementation that allows companies to continue to use the legacy guidance in ASC 840, Leases, including its disclosure requirements, in the comparative periods presented in the year of adoption. The new accounting standard must be adopted using the modified retrospective approach and was effective for the Company starting in the first quarter of fiscal 2019. The Company elected the transition option and certain practical expedients, and recognized a cumulative-effect transition adjustment for the recognition of right-of-use leased assets and corresponding operating lease liabilities of $12.4 million on the consolidated balance sheet upon adoption of this standard as of January 1, 2019. We did not restate prior periods. Deferred rent of $1.0 million and $3.8 million as of January 1, 2019 was reclassified from other current liabilities and deferred rent long-term, respectively, to a reduction of the right-of-use leased assets in connection with the adoption of this standard.

Our leases consist primarily of operating leases for general office space, laboratory, manufacturing, and warehouse facilities, and equipment. Leases with an initial term of 12 months or less are not recorded on the balance sheet. We recognize lease expense for these leases on a straight-line basis over the lease term. Because our leases do not provide an implicit interest rate, we use our incremental borrowing rate based on the information available at the lease commencement date in determining the present value of future lease payments. We used the incremental borrowing rate on January 1, 2019, for operating leases that commenced prior to that date. For lease agreements entered into or reassessed after the adoption of ASC 842, we combine lease and non-lease components.

Certain leases include an option to renew, with renewal terms that can extend the lease term for additional periods. The exercise of lease renewal options is at our sole discretion. The depreciable life of assets and leasehold improvements are limited by the expected lease term, unless there is a transfer of title or purchase option that is reasonably certain to be exercised.

In January 2019, the Company entered into a lease agreement for approximately 25,332 square feet of additional general administrative office space located at 10935 Vista Sorrento Parkway, San Diego, California. The initial lease term commenced in March 2019 and expires in September 2022. The Company has a one-time option to extend the term of the lease for a period of five years. The Company recognized right-of-use leased assets and corresponding operating lease liabilities of $3.1 million on the consolidated balance sheet in the first quarter of 2019 related to this lease. Future minimum payments under the lease are approximately $3.4 million as of March 31, 2019.

In March 2019, the Company entered into a lease agreement for approximately 40,490 square feet of space located at 6495 Marindustry Place, San Diego, California to house additional operations functions, including warehousing and shipping. Subject to limited exceptions, the initial lease term is expected to commence in May 2019 and expire in April 2026. The Company has a one-time option to extend the term of the lease for a period of no less than three years and no more than five years. The Company expects to recognize right-of-use leased assets and corresponding operating lease liabilities of approximately $3.4 million on the consolidated balance sheet upon the lease commencement in the second quarter of 2019. Future minimum payments under the lease are approximately $4.2 million as of March 31, 2019.

7. Term Loan Agreement

In August 2018, the Company fully repaid the term loan made by Capital Royalty Partners II, L.P. and its affiliated funds (CRG) pursuant to the Amended and Restated Term Loan Agreement (Term Loan Agreement). The term loan was collateralized by all assets of the Company. The balance of the outstanding debt at the time of repayment was $82.7 million. The repayment included approximately $1.1 million in accrued interest and $5.0 million in associated financing fees that became due. As a result of the repayment, the Company did not have any borrowings outstanding under the Term Loan Agreement as of March 31, 2019 or December 31, 2018.

Under the Term Loan Agreement, interest was payable at the Company’s option, (i) in cash at a rate of 11.5% per annum, or (ii) at a rate of 9.5% of the 11.5% per annum in cash and 2.0% of the 11.5% per annum (PIK Loan) to be added to the principal of the loan and subject to accruing interest. Interest-only payments were due quarterly on March 31, June 30, September 30 and December 31 of each year of the interest-only payment period, which would have ended on December 31, 2019.

The Company entered into a series of amendments to the Term Loan Agreement between 2016 and 2018, which included the addition of a financing fee payable at the maturity of the Company’s loans, the issuance of 193,788 ten-year warrants to CRG to purchase shares of the Company’s common stock at an exercise price of $23.50 per share and certain other minimum financing covenants. The financing fee was applicable to the entire aggregate principal amount of borrowings outstanding, including total PIK Loans issued. The Company treated the execution of each of the Third, Fourth and Fifth Amendments to the Term Loan Agreement as a modification for accounting purposes. The present value of the future cash flows under these amendments did not exceed the present value of the future cash flows under the previous terms by more than 10%.

During the first quarter of 2018, in connection with the Fifth Amendment the Company increased the accrual for the financing fee to $5.0 million, or 6%, from $4.1 million, or 5% as of December 31, 2017. As of March 31, 2018, the Company had aggregate borrowings of $82.7 million outstanding under the Term Loan Agreement.

8. Stockholders’ Equity

Public Offerings

In the first quarter of 2018, the Company completed a public offering of 34,500,000 shares of common stock at a public offering price of $2.00 per share. The gross proceeds to the Company from the offering were approximately $69.0 million, before deducting underwriting discounts and commissions and other offering expenses payable by the Company.

In the third quarter of 2018, the Company completed a public offering of 4,035,085 shares of common stock at a public offering price of $28.50 per share. The gross proceeds to the Company from the offering were $115.0 million, before deducting underwriting discounts and commissions and other offering expenses payable by the Company.

Shares Reserved for Future Issuance

The following shares of the Company’s common stock were reserved for future issuance as of March 31, 2019 (in thousands):

Shares underlying outstanding warrants	785
Shares underlying outstanding stock options	7,655
Shares authorized for future equity award grants	-
Shares authorized for issuance as ESPP awards	2,021
10,461

The Company issued 18,285 shares of its common stock upon the exercise of warrants during the three months ended March 31, 2019. The Company issued 8,603,321 shares of its common stock upon the exercise of warrants during the year ended December 31, 2018.

The Company issued 408,964 shares of its common stock upon the exercise of stock options during the three months ended March 31, 2019. The Company issued 136,042 shares of its common stock upon the exercise of stock options during the year ended December 31, 2018.

In the three months ended March 31, 2019, the Company granted stock options to purchase 1,318,180 shares of common stock, which are expressly subject to and conditioned upon the approval by our stockholders of an increase in the number of shares of common stock reserved for issuance under our 2013 Plan prior to December 31, 2019. If our stockholders do not approve this increase prior to December 31, 2019, then such option awards will automatically terminate. No stock-based compensation expense has been recognized for these contingent stock option grants.

The ESPP enables eligible employees to purchase shares of common stock using their after-tax payroll deductions, subject to certain conditions. Historically, offerings under the ESPP consisted of a two-year offering period with four six-month purchase periods which begin in May and November of each year. The Company previously suspended the ESPP in May 2017 due to a lack of available shares. In June 2018, the Company received approval from its stockholders to increase the number of shares reserved for issuance under the ESPP by 2,000,000 shares. A new offering commenced under the ESPP on June 15, 2018, and the first purchase date was November 15, 2018. There were no shares of common stock purchased under the ESPP in the three months ended March 31, 2019. There were 80,581 shares of common stock purchased under the ESPP during the year ended December 31, 2018.

Stock-Based Compensation

The assumptions used in the Black-Scholes option-pricing model are as follows:

	Stock Options
	Three Months Ended
	March 31,
	2019	2018
Weighted average grant date fair value (per share)	$32.51	$1.86
Risk-free interest rate	2.5%	2.7%
Expected dividend yield	0.0%	0.0%
Expected volatility	71.6%	61.4%
Expected term (in years)	6.1	6.1

ESPP valuations using the Black-Scholes option-pricing model are performed on the grant date at the beginning of the purchase period which generally occurs in May and November of each year.

The following table summarizes the allocation of stock-based compensation expense included in the consolidated statement of operations (in thousands):

	Three Months Ended
	March 31,
	2019	2018
Cost of sales	$1,139	$165
Selling, general & administrative	7,000	912
Research and development	1,695	115
Total	$9,834	$1,192

The total stock-based compensation expense capitalized as part of the cost of the Company’s inventories was $0.3 million and $0.4 million as of March 31, 2019 and December 31, 2018, respectively.

9. Commitments and Contingencies

From time to time, the Company may be subject to legal proceedings arising in the ordinary course of business, including actions with respect to intellectual property, employment, regulatory, product liability and contractual matters. In connection with these matters, the Company regularly assesses the probability and amount (or range) of possible issues based on the developments in these matters. A liability is recorded in the consolidated financial statements if it is determined that it is probable that a loss has been incurred, and that the amount (or range) of the loss can be reasonably estimated. Because of the uncertainties related to any pending proceedings or matters, the Company is currently unable to predict their ultimate outcome and, with respect to any legal proceeding or regulatory matter where no liability has been accrued, to make a meaningful estimate of the reasonably possible loss (or range) of loss that could result from an adverse outcome. As of March 31, 2019 and December 31, 2018, there were no legal proceedings, regulatory matters, or other, disputes or claims for which a material loss was considered probable or for which the amount (or range) of loss was reasonably estimable. However, regardless of the outcome, legal proceedings, regulatory matters, and other disputes and claims can have an adverse impact on the Company because of legal costs, diversion of management time and resources, and other factors.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

You should read the following discussion and analysis together with our financial statements and related notes in Part I, Item 1 of this Quarterly Report on Form 10-Q for the quarter ended March 31, 2019, or this Quarterly Report.

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

We have commercially launched six insulin pumps in the United States since inception, all of which have been developed using our proprietary technology platform. Three of these pumps have featured continuous glucose monitoring technology, or CGM. In the past four years, we have shipped approximately 96,000 pumps, more than 9,000 of which were in international markets, which is representative of our estimated global installed customer base on the typical four-year reimbursement cycle.

During the third quarter of 2018, we began selling the t:slim X2 with G5 in select geographies outside the United States, including Australia, Italy, New Zealand, Scandinavia (Denmark, Norway and Sweden), South Africa, Spain, and the United Kingdom. Direct sales efforts in Canada began in the fourth quarter of 2018.

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

In the United States, our insulin pumps are compatible with the Tandem Device Updater, a revolutionary tool that allows pump users to update their pumps’ software quickly and easily from a personal computer. The Tandem Device Updater provides our in-warranty domestic customers potential access to new and enhanced features and functionality faster than the industry has been able to in the past. The first use of our Tandem Device Updater was for deployment of the latest t:slim software to in-warranty t:slim pumps purchased before April 2015. Since that time, we set a new standard of care in our industry by offering all existing in-warranty t:slim X2 customers in the United States two significant software updates: (i) integration with the Dexcom G5 Mobile CGM system in September 2017 and (ii) an upgrade to our new Basal-IQ technology and integration with Dexcom’s G6 CGM in August 2018. Our Tandem Device Updater positions us to bring future innovations including our Automated Insulin Delivery (AID) algorithms to t:slim X2 customers, independent of the typical four-year insurance pump reimbursement cycle. Though we have not utilized our Tandem Device Updater to perform software updates for devices outside the United States, we are currently developing that capability and intend to do so in the future.

For the three months ended March 31, 2019, and 2018, our consolidated sales were $66.0 million, and $27.3 million, respectively. For the three months ended March 31, 2019, and 2018, our net loss was $23.0 million, and $32.7 million, respectively. Worldwide pump sales accounted for 70% and 63% of our total sales, respectively, for the three months ended March 31, 2019 and 2018, while pump-related supplies and accessories accounted for the remainder in each year. Our accumulated deficit as of March 31, 2019 and December 31, 2018 was $623.1 million and $600.1 million, respectively. This included $169.9 million and $147.4 million of non-cash stock-based compensation charges and non-cash changes in the fair value of common stock warrants as of March 31, 2019 and December 31, 2018, respectively.

In the United States, we have rapidly increased sales since our commercial launch by expanding our sales, clinical and marketing organization, by developing, commercializing and marketing multiple differentiated products that utilize our proprietary technology platform and consumer-focused approach, and by providing strong customer support. More recently, our sales have further increased following the scaled launch of t:slim X2 in geographies outside the United States. We believe that by demonstrating our product benefits and the shortcomings of existing insulin therapies, more people will choose our insulin pumps for their therapy needs, allowing us to further penetrate and expand the market both domestically and outside the United States. We also believe we are positioned well to address consumers’ needs and preferences with our current products and products under development and by offering customers access to our future innovations through the Tandem Device Updater, as they are approved by the United States Food and Drug Administration, or the FDA, and as we develop the capability to utilize the Tandem Device Updater to provide remote updates outside the United States. At the same time, by innovating and offering new product features and benefits using the t:slim X2 platform, we are able to leverage a shared global manufacturing and supply chain infrastructure. In the United States, we are able to leverage a single sales, marketing, and clinical organization, as well as our domestic customer support services. In Canada, we have a separate sales organization and customer support infrastructure, both of which benefit from close collaboration with our United States organization. In other international geographies, we have contracted with experienced distribution partners to commercialize and support our t:slim X2 platform.

Products Under Development

Our products under development support our strategy of focusing on both consumer and clinical needs, and include new AID systems, a next-generation hardware platform, and connected (mobile) health offerings. We intend to leverage our consumer-focused approach and proprietary technology platform to continue to develop products that have the features and functionalities that will allow us to meet the needs of people in differentiated segments of the insulin-dependent diabetes market:

•

t:slim X2 with Control IQ – Our second-generation AID system is expected to integrate the t:slim X2 with the technology that we licensed from TypeZero Technologies, LLC, or TypeZero, and Dexcom’s G6 CGM sensor. The iCGM designation for the system also provides the opportunity for integration development efforts with future iCGM sensors that may become available in the market. With our implementation of TypeZero’s inControl AID algorithms, our product is intended to both increase and decrease basal insulin based on a user’s predicted blood glucose levels from a compatible iCGM sensor, as well as deliver automated correction boluses. In conjunction with Dexcom and TypeZero, which was acquired by Dexcom in August 2018, we have integrated our technologies into the U.S. portion of the Clinical Acceptance of the Artificial Pancreas, or DCLP3, portion of the International Diabetes Closed Loop, or the IDCL, trial. The 6-month study was completed in April 2019. Our t:slim X2 with Control-IQ technology has also been evaluated in several early pediatric studies and we intend to support a pivotal study among pediatric patients with type 1 diabetes that will commence in the first half of 2019. Our goal is to commence commercial sales of the t:slim X2 with Control-IQ technology in the United States in the second half of 2019, followed by an international launch in 2020.

•

t:sport Insulin Delivery System – Expected to be half the size of our t:slim X2 pump, the t:sport pump is being designed for people who seek even greater discretion and flexibility with the use of their insulin pump. We anticipate that t:sport will feature a 200-unit cartridge, an on-pump bolus button, a rechargeable battery, an AID algorithm, and a Bluetooth radio. t:sport is being designed for use with leading U-100 insulins, and we are evaluating the use of insulin concentrates to provide people with greater insulin needs. t:sport is expected to utilize a pumping mechanism that differs from our current Micro-Delivery technology.

•

Connected (Mobile) Health Offerings - We are currently developing a mobile application that is being designed to utilize the capability of the Bluetooth radio integrated with the t:slim X2 to wirelessly upload pump data to t:connect, receive notification of pump alerts and alarms, integrate other health-related information from third party sources, and support future pump-control capabilities for our products under development. Subject to FDA approval, we intend to launch the first generation of our mobile application with a subset of these features in the United States in 2019.

Pump Shipments

Since inception, we have derived nearly all of our sales from the shipment of insulin pumps and associated supplies in the United States. Starting in the third quarter of 2018, we commenced sales of our t:slim X2 insulin pump in select international geographies. We consider the number of units shipped per quarter to be an important metric for managing our business.

In the first quarter of 2019, we shipped 14,732 insulin pumps worldwide compared to 4,444 insulin pumps shipped in the first quarter of 2018. In the United States we have shipped more than 86,000 pumps within the four-year period ended March 31, 2019. Pump shipments to customers in the United States by fiscal quarter were as follows:

	Pump Units Shipped for Each of the Three Months Ended in Respective Years(1) - U.S.
	Total
	March 31	June 30	September 30	December 31	Total
2012	-	9	204	844	1,057
2013	852	1,363	1,851	2,406	6,472
2014	1,723	2,235	2,935	3,929	10,822
2015	2,487	3,331	3,431	6,234	15,483
2016(2)	4,042	4,582	3,896	4,418	16,938
2017(2)	2,816	3,427	3,868	6,950	17,061
2018	4,444	5,447	7,379	12,935	30,205
2019	9,669	N/A	N/A	N/A	9,669

Pump shipments to international customers by fiscal quarter were as follows:

	Pump Units Shipped for Each of the Three Months Ended in Respective Years(1) - International
	Total
	March 31	June 30	September 30	December 31	Total
2018	N/A	N/A	1,055	3,233	4,288
2019	5,063	N/A	N/A	N/A	5,063

(1)	The pump units shipped do not reflect returns or exchanges of pump products that occur in the ordinary course of business.

(2)	2016 and 2017 U.S. shipments do not include approximately 3,300 trade-ins fulfilled under the Technology Upgrade Program related to our commercial launch of t:slim X2

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

•	timing of holidays and summer vacations which may vary by geography;

•	the buying patterns of our distributors and other customers;

•	the timing of the commercialization of new products by us or our competitors;

•	changes in the competitive landscape, including as a result of companies entering or exiting the diabetes therapy market;

•	access to adequate coverage and reimbursement for our current and future products by third-party payors, and reimbursement decisions by third-party payors;

•	the magnitude and timing of any changes to our facilities, manufacturing operations and other infrastructure; and

•	anticipated and actual regulatory approvals of our products and competitive products.

In particular, we believe the following specific factors have, and could continue to, materially impact our business going forward:

•	continued increase in demand following the commercial launch of t:slim X2 and the demonstrated success of our Tandem Device Updater, which we expect will positively impact our sales;

•	anticipated new product launches;

•	increased opportunity to achieve customer renewals as customers become eligible for insurance reimbursement to purchase a new insulin pump at the end of the typical four-year reimbursement cycle;

•	opportunity to attract Animas customers, following the announcement by Johnson & Johnson that it discontinued the operations of Animas and will discontinue availability of pump supplies in late 2019;

•	designation by UnitedHealthcare of one of our competitors as its preferred, in-network durable medical equipment provider of insulin pumps for most customers age seven and above, and

•	expansion in select international geographies, which began in the third quarter of 2018.

In addition to working to achieve our sales growth expectations, we intend to continue to leverage our infrastructure investments to realize additional manufacturing, sales, marketing and administration cost efficiencies to improve our operating margins, including costs associated with our commercial launch in certain international markets. In the fourth quarter of 2018, we achieved profitability for the first time. However, we may be unable to sustain profitability in the near term. We believe we can ultimately achieve sustained profitability by driving incremental sales growth in U.S. and international markets, meeting our pump renewal sales objectives, increasing gross profits from additional sales of infusion sets, maximizing manufacturing efficiencies on increased production volumes; and leveraging the investments made in our sales, clinical, marketing and customer support organizations.

Components of Results of Operations

Sales

We offer products for people with insulin-dependent diabetes. We commenced commercial sales of our original t:slim insulin pump platform in the United States in the third quarter of 2012 and continued to launch various iterations of that platform during the following years. In October 2016, we began shipping our flagship pump platform, the t:slim X2 insulin pump. The t:slim X2 hardware platform, which includes remote software update capabilities, now represents 100% of our new pump shipments. Accordingly, in the third quarter of 2018 we discontinued new sales of all prior platform versions. Our products also include disposable cartridges and infusion sets. In addition, we offer accessories including protective cases, belt clips, and power adapters, although sales of these products are not significant.

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

In the third quarter of 2018, we commenced commercial sales of t:slim X2 with G5 in select international geographies. In Canada, we market with a direct sales force and, similar to the United States, use a distributor partner for certain billing and fulfillment activities. In other international markets, we expect that most of our commercial sales will initially be to independent distributors who will perform all sales, customer support and training in their respective markets. Historically, we have experienced consistent levels of reimbursement for our products in the United States, but we expect the average sales price will vary in international markets based on a number of factors, such as the nature of the reimbursement environment, government regulations and the extent to which we rely on distributor relationships to provide sales, clinical and marketing support.

In general, in the United States we have experienced, and expect to continue to experience, product shipments being weighted heavily towards the second half of the year, with the highest percentage of product shipments expected in the fourth quarter of the year due to the nature of the reimbursement environment. Consistent with our historical seasonality, we also expect domestic product shipments from the fourth quarter to the following first quarter to decrease significantly. Internationally, we do not expect this same impact from seasonality. We also believe the opportunity to transition former Animas customers during 2019 may also impact our quarterly sales trends worldwide.

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

Cost of Sales

We manufacture our pumps and disposable cartridges at our manufacturing facility in San Diego, California. Infusion sets and pump accessories are manufactured by third-party suppliers. Cost of sales includes raw materials, labor costs, manufacturing overhead expenses, product training costs, freight, reserves for expected warranty costs, scrap and excess and obsolete inventories. Manufacturing overhead expenses include expenses relating to quality assurance, manufacturing engineering, material procurement, inventories control, facilities, equipment, information technology and operations supervision and management. We anticipate that our cost of sales will continue to increase as our products gain broader market acceptance and our product sales increase.

We expect our overall gross margin percentage, which for any given period is calculated as sales less cost of sales divided by sales, to improve over the long-term, as our sales increase and our overhead costs are spread over larger production volumes. We expect we will be able to leverage our manufacturing cost structure across our products that utilize the same proprietary technology platform and manufacturing infrastructure, and will be able to further reduce costs with increased automation, process improvements and raw materials cost reductions. Pumps have, and are expected to continue to have, a higher gross margin than our pump-related supplies. Therefore, the percentage of pump sales relative to total sales will have a significant impact on gross margin. We also expect our warranty costs per unit to decrease as we release product features and functionality utilizing the Tandem Device Updater. However, our overall gross margin may fluctuate in future quarterly periods as a result of numerous factors aside from those associated with production volumes and product mix. In addition, as demand for our products increases, we may make additional investments in manufacturing capacity or increase our reliance on third parties for manufacturing-related services, which could have a negative impact on gross margin.

Other factors impacting our overall gross margin may include, the changing percentage of products sold to distributors versus directly to individual customers, varying levels of reimbursement among third-party payors and in international markets, the timing and success of new regulatory approvals and product launches, the impact of the valuation of employee stock option grants and changes in our stock price on non-cash stock-based compensation expense allocated to cost of sales, warranty and training costs, cost associated with excess and obsolete inventories, and changes in our manufacturing processes, capacity, costs or output.

Selling, General and Administrative

Our selling, general and administrative, or SG&A, expenses primarily consist of salary, cash-based incentive compensation, fringe benefits and non-cash stock-based compensation for our executive, financial, legal, marketing, sales, clinical, customer support, technical services, insurance verification, regulatory affairs and other administrative functions. In particular, as of March 31, 2019, our sales and clinical organization consisted of approximately 70 territories and our operations in Canada were supported by a direct sales force of approximately 10 field representatives. Territories in the United States are maintained by sales representatives and field clinical specialists, and supported by managed care liaisons, additional sales management and other customer support personnel. We expect to modestly increase the number of our sales personnel in the near term in order to optimize the coverage of our existing territories. Other significant SG&A expenses include those incurred for product demonstration samples, commercialization activities associated with new product launches, travel, trade shows, outside legal fees, independent auditor fees, outside consultant fees, insurance premiums, facilities costs and information technology costs. Overall, we expect our SG&A expenses, including the cost of our customer support infrastructure, to increase as our customer base grows in the United States and in international markets. Additionally, we realized a notable increase in non-cash stock-based compensation expense allocated to SG&A beginning in the third quarter of 2018 due to the valuation of certain employee stock option grants and the significant increase in our stock price over the previous year. We expect higher non-cash stock-based compensation expense will be sustained in future quarters. Our SG&A expenses may also increase due to anticipated costs associated with additional compliance and regulatory reporting requirements.

Research and Development

Our research and development, or R&D, activities primarily consist of engineering and research programs associated with our products under development, as well as activities associated with our core technologies and processes. R&D expenses are primarily related to employee compensation, including salary, fringe benefits, non-cash stock-based compensation and temporary employee expenses. We also incur R&D expenses for supplies, development prototypes, outside design and testing services, depreciation, allocated facilities and information services, clinical trial costs, payments under our licensing, development and commercialization agreements and other indirect costs. We expect our R&D expenses to increase as we advance our products under development and develop new products and technologies, as well as continue to reflect a notable increase in non-cash stock-based compensation expense due to the valuation of certain employee stock option grants and the significant increase in our stock price over the previous year.

Other Income and Expense

Other income and expense primarily consists of changes in the fair value of certain warrants issued in our public offering of common stock in October 2017. In 2018, it also included interest expense and amortization of debt discount and issuance costs associated with our Amended and Restated Term Loan Agreement, or the Term Loan Agreement, with Capital Royalty Partners II, L.P. and its affiliated funds, or CRG. In August 2018, we fully repaid amounts due under the Term Loan Agreement. Prior to that, there was $82.7 million of outstanding principal under the Term Loan Agreement, which accrued interest at a rate of 11.5% per annum. As a result, we did not incur any interest expense or costs associated with the Term Loan Agreement subsequent to the third quarter of 2018. Other income also includes interest earned on our cash equivalents and short-term investments. We expect other income and expense to fluctuate from period to period primarily due to the revaluation of the outstanding Series A warrants, which expire in the fourth quarter of 2022.

Results of Operations

	Three Months Ended
	March 31,
(in thousands, except percentages)	2019	2018
Sales:
Domestic	$54,655	$27,277
International	11,340	-
Total sales	65,995	27,277
Cost of sales	32,642	15,873
Gross profit	33,353	11,404
Gross margin	51%	42%
Operating expenses:
Selling, general and administrative	34,961	20,914
Research and development	9,389	5,975
Total operating expenses	44,350	26,889
Operating loss	(10,997)	(15,485)
Other income (expense), net:
Interest and other income	757	91
Interest and other expense	(6)	(3,071)
Change in fair value of stock warrants	(12,746)	(14,228)
Total other expense, net	(11,995)	(17,208)
Net loss	$(22,992)	$(32,693)

Comparison of the Three Months Ended March 31, 2019 and 2018

Sales. For the three months ended March 31, 2019, sales were $66.0 million, which included $11.3 million of international sales. Sales were $27.3 million for the same period in 2018, which did not include international sales.

The total sales increase of $38.7 million was primarily driven by a 232% increase in worldwide pump shipments to 14,732 in the first quarter of 2019 compared to 4,444 in the first quarter of 2018. Worldwide pump shipments were positively impacted by strong demand for our products following the August 2018 domestic launch of t:slim X2 with Basal-IQ technology, and the commencement of commercial sales of t:slim X2 with G5 in select international geographies in the third quarter of 2018. Additionally, sales from pump-related supplies increased 95% primarily due to the overall increase in our installed base of customers reordering supplies.

Domestic sales by product were as follows (in thousands):

	Three Months Ended
	March 31,
	2019	2018
Pump	$36,903	$17,094
Infusion sets	11,954	6,893
Cartridges	5,671	3,190
Other	127	100
Total Domestic sales	$54,655	$27,277

International sales by product were as follows (in thousands):

	Three Months Ended
	March 31,
	2019	2018
Pump	$9,207	$-
Infusion sets	1,297	-
Cartridges	822	-
Other	14	-
Total International sales	$11,340	$-

Sales to domestic distributors accounted for 74% and 78% of our total domestic sales for the three months ended March 31, 2019 and 2018, respectively. Our percentage of sales to distributors versus individual customers is principally determined by the mix of customers ordering our products within the period and whether or not we have a contractual arrangement with their underlying third-party insurance payor. Sales to international distributors accounted for the vast majority of our total international sales.

Cost of Sales and Gross Profit. Our cost of sales for the three months ended March 31, 2019 was $32.6 million resulting in gross profit of $33.4 million, compared to $15.9 million cost of sales for the same period in 2018 resulting in gross profit of $11.4 million. The gross margin for the three months ended March 31, 2019 was 51% compared to 42% in the same period in 2018.

The increase in our gross profit for the three months ended March 31, 2019 was primarily the result of the 232% increase in pump shipments. Gross profit and gross margin also increased as a result of per unit manufacturing cost improvements from higher production volumes and overall manufacturing efficiencies gained from our new manufacturing facility which became fully operational at the beginning of 2018, partially offset by an increase in costs associated with excess and obsolete inventories. Additionally, we recognized a notable increase in non-cash stock-based compensation expense allocated to cost of sales of $1.1 million in the three months ended March 31, 2019 compared to $0.1 million in same period of 2018, due to the valuation of certain 2018 and 2019 employee stock option grants and the significant increase in our stock price. As a whole, other non-manufacturing costs, which primarily consist of warranty, freight and training costs, also reflected improvement on a per unit basis.

Selling, General and Administrative Expenses. SG&A expenses increased 67% to $35.0 million for the three months ended March 31, 2019 from $20.9 million for the same period in 2018. Employee-related expenses for our SG&A functions comprise the majority of SG&A expenses. The increase compared to 2018 was primarily the result of a $6.0 million increase in salaries, incentive compensation and other employee benefits due to an increase in personnel to support our growing installed customer base, as well as an increase of $6.1 million in non-cash stock-based compensation. The increase in stock-based compensation expense for the three months ended March 31, 2019 to $7.0 million is primarily due to the valuation of certain 2018 and 2019 employee stock option grants and the significant increase in our stock price. This higher level of expense is expected to continue in future quarters.

Research and Development Expenses. R&D expenses increased 57% to $9.4 million for the three months ended March 31, 2019 from $6.0 million for the same period in 2018. The increase in R&D expenses was primarily the result of an increase in non-cash stock-based compensation allocated to research and development of $1.6 million, as well as an increase of $1.5 million in salaries, incentive compensation and other employee benefits due to an increase in personnel to support our product development efforts. The increase in stock-based compensation expense for the three months ended March 31, 2019 to $1.7 million is primarily due to the valuation of certain 2018 and 2019 employee stock option grants and the significant increase in our stock price. This higher level of expense is expected to continue in future quarters.

Other Income and Expense. Other expense for the three months ended March 31, 2019 and 2018 was $12.0 million and $17.2 million, respectively. Other expense for the three months ended March 31, 2019 primarily consisted of a $12.7 million revaluation loss from the change in the fair value of the Series A warrants due to the significant appreciation of our stock price during the first quarter of 2019. Other expense for the three months ended March 31, 2018 primarily consisted of a $14.2 million revaluation loss from the change in fair value of certain warrants, as well as $3.1 million of interest expense associated with the Term Loan Agreement. There will be no interest expense or other costs associated with the Term Loan Agreement in future periods. Other income consisted primarily of interest earned on our cash equivalents and short-term investments, for which our average invested balances were significantly higher during the first quarter of 2019 compared to the first quarter of 2018.

Liquidity and Capital Resources

As of March 31, 2019, we had $125.6 million in cash and cash equivalents and short-term investments. We believe that our cash and cash equivalents and short-term investments balance is sufficient to satisfy our liquidity requirements for at least the next 12 months from the date of this filing.

Historically, our principal sources of cash have included private placements and public offerings of equity securities, debt financing, and cash collected from product sales. Since the beginning of 2018, we completed the following financing activities:

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

•

Between January 2018 and March 2019, we received proceeds of $29.7 million from the exercise of 8,754,050 outstanding warrants which were originally registered in a public offering of common stock in October 2017. As of March 31, 2019, there were warrants to purchase 492,500 shares outstanding relating to the October 2017 offering.

Our historical cash outflows have primarily been associated with cash used for operating activities such as the development and commercialization of our products, the expansion and support of our sales, marketing, clinical and customer support organizations, the expansion of our R&D activities, the acquisition of intellectual property, expenditures related to increases in our manufacturing capacity and improvements to our manufacturing efficiency, overall facility expansion, and other working capital needs. Additionally, we have used cash to pay the interest expense associated with our Term Loan Agreement. The outstanding balance associated with the Term Loan Agreement was fully repaid in August 2018, which will result in no interest expense or other costs associated with the Term Loan Agreement in future periods.

We expect our sales performance and the resulting operating income or loss, as well as the status of each of our new product development programs, will significantly impact our cash flow from operations, liquidity position and cash management decisions.

The following table shows a summary of our cash flows for the three months ended March 31, 2019 and 2018:

	Three Months Ended March 31,
(in thousands)	2019	2018
Net cash provided by (used in):
Operating activities	$(4,124)	$(12,272)
Investing activities	778	(9,514)
Financing activities	1,962	70,669
Total	$(1,384)	$48,883

Operating activities. Net cash used in operating activities was $4.1 million for the three months ended March 31, 2019, compared to $12.3 million for the same period in 2018. The decrease in net cash used in operating activities was primarily associated with a reduction in net loss when adjusted for non-cash expenses, particularly the change in the fair value of Series A and Series B warrants and increased stock-based compensation expense, offset by net changes in working capital. Our operating loss for the three months ended March 31, 2018 included $2.4 million in cash paid for interest. Working capital changes primarily consisted of a reduction in employee related liabilities for annual incentive-compensation payments and an increase in inventories, offset by an increase in accounts payable mainly related to the purchase of inventories. Accounts receivable decreased to $33.0 million at March 31, 2019 from $35.2 million at December 31, 2018, as a result of slightly lower sales in the first quarter of 2019 as compared to the fourth quarter of 2018. Inventories increased to $22.8 million at March 31, 2019 from $19.9 million at December 31, 2018, due to our strategic plan to rebuild inventory levels following the strong sales demand in the fourth quarter of 2018.

Investing activities. Net cash provided by investing activities was $0.8 million for the three months ended March 31, 2019, which was primarily related to $45.1 million in proceeds from sales and maturities of short-term investments, offset by purchases of short-term investments of $42.9 million, and $1.4 million in purchases of property and equipment. Net cash used in investing activities was $9.5 million for the three months ended March 31, 2018, which was primarily related to purchases of short-term investments of $9.0 million.

Financing activities. Net cash provided by financing activities was $2.0 million for the three months ended March 31, 2019, which primarily consisted of $1.9 million in proceeds from the exercise of employee stock options. Net cash provided by financing activities was $70.7 million for the three months ended March 31, 2018, consisted primarily of net proceeds of approximately $64.2 million from the public offering of our common stock in February 2018, as well as proceeds of $6.5 million from the exercise of Series A and Series B warrants issued in October 2017.

Our liquidity position and capital requirements are subject to fluctuation based on a number of factors, including the following:

•	our ability to generate sales, the timing of those sales, the mix of products sold and the collection of receivables from period to period;

•	the timing and amount of any additional financings, including the exercise of the remaining Series A warrants and proceeds from the issuance of equity awards pursuant to employee stock plans;

•	fluctuations in gross margins and operating margins; and

•	fluctuations in working capital, including changes in accounts receivable, inventories, accounts payable, and employee related liabilities.

Our primary short-term capital needs are expected to include expenditures related to:

•	support of our commercialization efforts related to our current and future products;

•	research and product development efforts, including clinical trial costs;

•	acquisition of equipment and other fixed assets;

•	additional facilities leases and manufacturing equipment to support business growth and increase manufacturing capacity; and

•	payments under our licensing, development and commercialization agreements.

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

Indebtedness

Repayment of Term Loan Agreement

In August 2018, we fully repaid our term loan with CRG pursuant to the Term Loan Agreement. The balance of the outstanding debt at the time of repayment was $82.7 million. The repayment included approximately $1.1 million in accrued interest and $5.0 million in associated financing fees that became due. Therefore, we did not have any borrowings outstanding under the Term Loan Agreement as of March 31, 2019 and December 31, 2018. At the time of repayment, the remaining $5.3 million debt discount balance associated with the financing fees and certain debt issuance costs was accelerated and recognized as a loss on extinguishment of debt during the third quarter of 2018.

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

There have been no material changes to our critical accounting policies and estimates from the information provided in Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Critical Accounting Policies Involving Management Estimates and Assumptions,” included in our Annual Report on Form 10-K for the year ended December 31, 2018, or the Annual Report, other than adoption of the new lease accounting standard. Refer to Note 6, “Leases” in the Notes to Unaudited Condensed Consolidated Financial Statements for further details.

Off-Balance Sheet Arrangements

As of March 31, 2019, we did not have any off-balance sheet arrangements.

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

Because of the short-term maturities of our financial instruments, we do not believe that an increase or decrease in market interest rates would have any significant impact on the realized value of our investment portfolio. If a 10% change in interest rates were to have occurred on March 31, 2019, this change would not have had a material effect on the fair value of our investment portfolio as of that date.

Our operations are primarily located in the United States, and nearly all of our sales since inception have been made in U.S. dollars. With the exception of a portion of our sales in Canada, our sales outside the United States are currently made to independent distributors under agreements denominated in U.S. dollars. Accordingly, we have assessed that we do not currently have any material exposure to foreign currency rate fluctuations. As our business in markets outside of the United States increases, we may be exposed to foreign currency exchange risk. We believe this is currently limited to our operations in Canada, where fluctuations in the rate of exchange between the U.S. dollar and the Canadian dollar, could adversely affect our financial results. In addition, from time to time, we may have foreign exchange risk associated with currency exposure related to existing assets and liabilities, committed transactions and forecasted future cash flows. In certain circumstances, we may seek to manage such foreign exchange risk by using derivative instruments such as foreign exchange forward contracts to hedge our risk. In general, we may hedge material foreign exchange exposures up to 12 months in advance. However, we may choose not to hedge some exposures for a variety of reasons including prohibitive economic costs.

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

As of March 31, 2019 we carried out an evaluation under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based on this evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of March 31, 2019.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) during the quarter ended March 31, 2019 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Risks Related to our Business and our Industry

We have incurred significant operating losses since inception and cannot assure you that we will achieve profitability.*

Since our inception in January 2006, we have incurred a significant net loss. As of March 31, 2019, we had an accumulated deficit of $623.1 million. To date, we have financed our operations primarily through public and private sales of our equity securities, debt financing, and cash collected from sales of our products. We have devoted substantially all of our resources to the development and commercialization of our products, the scaling of our manufacturing operations and commercial organization, the research and development of our current products and products under development, and the assembly of a management team to manage our business.

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

•	market acceptance of the insulin pumps and related products manufactured and sold by our key competitors, including Medtronic plc, or Medtronic;

•	the potential that breakthroughs for the monitoring, treatment or prevention of diabetes may render our insulin pumps obsolete or less desirable;

•	adverse regulatory or legal actions relating to our insulin pump products or similar products or technologies;

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

In addition, sales of any of our current or future insulin pump products with CGM integration are subject to the continuation of our applicable agreements with Dexcom, which under some circumstances are subject to termination by Dexcom, with or without cause, on relatively short notice. Sales of our products may also be negatively impacted in the event of any regulatory or legal actions relating to Dexcom’s CGM products, or in the event of any disruption to the availability of the applicable CGM related supplies, such as sensors or transmitters, in a given market in which our products are sold. Sales of our products may also be adversely impacted if Dexcom’s CGM products are not viewed as superior to competing CGM products in markets where our products are sold.

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

The medical device industry is intensely competitive, subject to rapid change and highly sensitive to the introduction of new products, treatment techniques or technologies, as well as other activities of industry participants. We believe our products compete, and will continue to compete, directly with a number of traditional insulin pumps, as well as other methods for the treatment of diabetes, including Multiple Daily Injection, or MDI, therapy.

Our primary competitors are major medical device companies that are either publicly traded companies or divisions or subsidiaries of publicly traded companies. For instance, Medtronic MiniMed, a division of Medtronic, has been the market leader for many years and has the majority share of the traditional insulin pump market in the United States. However, the market for insulin pumps continues to experience significant changes. For instance, in October 2017, Johnson & Johnson announced its plans to discontinue the operations of Animas and to exit the insulin pump business entirely. Animas designated Medtronic as a preferred partner to facilitate the transition of their respective insulin pump customers. In addition, over the past several years Eli Lilly & Co. announced that it was developing an insulin pump and Becton Dickinson announced that it plans to launch an insulin pump designed for persons with type 2 diabetes. There are also a number of other companies developing and marketing their own insulin delivery systems and/or related software applications, including insulin pumps and Bluetooth-enabled insulin pens to support MDI therapy. While these industry changes are significant, it is difficult to know how they will impact our business or the competitive landscape in which we operate. Our key competitors, most notably Medtronic, enjoy several competitive advantages over us, including:

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

Our ability to achieve profitability will depend, in part, on our ability to reduce the per unit cost of our products by increasing production volume and manufacturing efficiency, and by reducing raw material and component costs, labor, product-training, warranty and manufacturing overhead costs per unit.*

We believe our ability to reduce the per unit cost of our insulin pumps and related products will have a significant impact on our ability to achieve profitability. Our cost of sales includes raw materials and component parts, labor costs, product training expenses, freight, warranty, scrap and excess and obsolete inventories. It also includes manufacturing overhead costs, including expenses relating to quality assurance, inventories procurement and control, facilities, equipment, information technology and operations management. If we are unable to sustain or reduce our overall cost of sales, including through arrangements such as volume purchase discounts, negotiation of pricing and cost reductions with our suppliers, more efficient training programs for customers, and improved warranty performance, it will be difficult to reduce our per unit costs and our ability to achieve profitability will be constrained.

In addition, the per unit cost of our products is significantly impacted by our overall production volumes, and any factors that prevent our products from achieving market acceptance, cause our production volumes to decline, or result in our sales growing at a slower rate than we expect, would significantly impact our expected per unit costs, which would adversely impact our gross margins. In addition, we may not achieve anticipated improvements in manufacturing productivity following the relocation of our manufacturing operations to our Barnes Canyon facility or as we undertake other actions to expand our manufacturing capacity. Furthermore, while we currently believe our proprietary technology platform will allow us to efficiently design and develop new products, changes in the market that require us to modify or replace our existing platform will reduce the efficiencies gained through our platform and could increase our per unit costs or prevent those costs from declining. If we are unable to effectively manage our overall costs while increasing our production volumes and lowering our per unit costs, we may not be able to achieve or sustain profitability, which would have an adverse impact on our business, financial condition and operating results.

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

If we are unable to maintain our existing sales, marketing, clinical and customer service infrastructure, we may fail to increase our sales to meet our forecasts.*

A key element of our business strategy involves our sales, clinical, marketing and customer service personnel driving adoption of our products. We have increased the number of sales, marketing, clinical and customer service personnel employed by us since the initial commercial launch of t:slim in 2012. However, we have faced considerable challenges in growing and managing these resources, including with respect to recruiting, training and assimilation of new territories and accounts. We expect to continue to face significant challenges as we manage and grow our infrastructure in the future and work to motivate and retain the individuals who make up our existing infrastructure. These challenges may be even greater in connection with our commercial expansion outside the United States, where we have limited experience. Unexpected turnover among our sales, marketing, clinical and customer service personnel, or unanticipated challenges in recruiting additional personnel, would have a negative impact on our ability to achieve our sales projections. Further, if a sales, marketing or clinical representative was to depart and be retained by one of our competitors, we may fail to prevent him or her from helping competitors solicit business from our existing customers, which could adversely affect our sales. Similarly, if we are not able to recruit and retain a network of diabetes educators and customer service personnel, we may not be able to successfully train and service new customers, which could delay new sales and harm our reputation.

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

As our clinical infrastructure expands, we expect to increasingly rely on third parties, such as contract research organizations, medical institutions, clinical investigators and contract laboratories to conduct some of our current and anticipated pre-clinical investigations and clinical trials. If we are not able to reach mutually acceptable agreements with these third parties on a timely basis, or these third parties do not successfully carry out their commitments or regulatory obligations or meet expected deadlines, or the quality or accuracy of the data they obtain is compromised due to the failure to adhere to agreed-upon clinical protocols or regulatory requirements or for other reasons, our pre-clinical development activities or clinical trials may be extended, delayed, suspended or terminated, and we may not be able to obtain regulatory clearance or approval for, or successfully commercialize, our products on a timely basis, if at all, and our business, operating results and prospects may be adversely affected. In particular, we currently expect to rely on data from the U.S. portion of the Clinical Acceptance of the Artificial Pancreas (DCLP3) portion of the IDCL Trial, to support our development of t:slim X2 with Control IQ technology. We may also rely on data from other portions of the larger IDCL Trial to support additional regulatory submissions. The IDCL Trial is being conducted entirely by third parties over which we have little or no control or influence. In the event that the IDCL Trial is not performed on a timely basis, or if the quality or accuracy of the data obtained from the IDCL Trial is compromised due to the failure to adhere to clinical protocols or regulatory requirements or for other reasons, our development activities for t:slim X2 with Control IQ technology may be negatively impacted.

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

As demand for our products increases, and as the number of our commercial products expands, we will have to invest additional resources to purchase components, hire and train employees, and enhance our manufacturing processes and quality systems. We may also increase our utilization of external third-parties to perform contracted manufacturing services for us. In addition, although we expect some of our products under development to share product features and components with our current products, manufacturing of these products may require modification of our production lines, hiring of specialized employees, identification of new suppliers for specific components, implementing additional equipment and procedures, obtaining new regulatory approvals, or developing new manufacturing technologies. Ultimately, it may not be possible for us to manufacture these products at a cost or in quantities sufficient to make these products commercially viable.

If we fail to increase our production capacity to meet consumer demand while also maintaining product quality standards, obtaining and maintaining regulatory approvals, and efficiently managing costs, our sales and operating margins could be negatively impacted, which would have an adverse impact on our financial condition and operating results.

We depend on a limited number of third-party suppliers for certain components and products, and the loss of any of these suppliers, or their inability to provide us with an adequate supply of components or products, could harm our business.*

We currently rely, and expect to continue to rely, on third-party suppliers to supply components of our current products and our potential future products, including our disposable cartridges. For example, we rely on plastic injection molding companies to provide plastic molded components, electronic manufacturing suppliers to provide electronic assemblies, and machining companies to provide machined mechanical components. We also purchase all of our infusion sets and pump accessories from third-party suppliers. For our business strategy to be successful, our suppliers must be able to provide us with components and products in sufficient quantities, in compliance with regulatory requirements and quality control standards, in accordance with agreed-upon specifications, at acceptable costs and on a timely basis. For example, we have implemented a business strategy intended to increase our future sales of infusion sets, and any increase in the sales of our infusion sets could strain the ability of our suppliers to deliver products in a manner that meets our various requirements.

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

We generally use a small number of suppliers for our components and products. Depending on a limited number of suppliers exposes us to risks, including limited control over cost, availability, quality and delivery schedules. Moreover, in some cases, we do not have long-standing relationships with our manufacturers and may not be able to convince suppliers to continue to make components available to us unless there is demand for such components from their other customers. As a result, there is a risk that certain components could be discontinued and no longer available to us. We have in the past been, and we may in the future be, required to make significant “last time” purchases of component inventories that is being discontinued by the manufacturer to ensure supply continuity. If any one or more of our suppliers cease to provide us with sufficient quantities of components in a timely manner or on terms acceptable to us, we would have to seek alternative sources of supply. Because of factors such as the proprietary nature of our products, our quality control standards and applicable regulatory requirements, we cannot quickly engage additional or replacement suppliers for some of our critical components. Failure of any of our suppliers to deliver products at the level our business requires could harm our reputation and limit our ability to meet our sales projections, which could have a material adverse effect on our business.

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

If we cannot reliably manufacture our new infusion set connector, or if it does not achieve market acceptance, we may not achieve our financial projections.*

In September 2017, we began commercial sales in the United States of products with our customized t:lock connector, which is used to connect our pump cartridge to our infusion set offerings. Our t:lock connector replaced the standard Luer-lok connector that historically joined an infusion set to our proprietary disposable insulin cartridges. Concurrently, we began selling infusion sets that are compatible with t:lock.

We believe the transition period for our direct customers and distributors in the United States to utilize their inventories on hand before transitioning to t:lock is substantially complete. In addition, we are initially offering standard Luer-lok cartridges and infusion sets in select international markets, and expect to transition to our t:lock connector in international markets during 2019. Accordingly, we may continue offering both styles of cartridges and infusion sets to facilitate the transition of customer supplies through 2019, although there may be circumstances that require additional time for some direct customers and distributors to complete the transition. Our supplier of infusion sets must manufacture a variety of lengths and styles of infusion sets with t:lock that match our cartridges. Failure to do so, or to do so at the necessary production volumes, may result in our inability to convert customers to t:lock when anticipated, which would negatively impact our ability to achieve our financial projections. Due to the variability in purchasing patterns, standard Luer-lok inventories may not be consumed at the predicted rates and we may be required to offer both styles of insulin cartridges and infusion sets for a longer period than anticipated or we may be left with excess quantities of standard Luer-lok inventories that we cannot sell at standard prices or at all, which would negatively impact our results of operations.

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

Substantially all of our current operations are conducted at two locations in San Diego, California, including our manufacturing processes, research and development activities, customer and technical support, and management and administrative functions. In addition, the majority of our inventories of component supplies and finished goods is stored at one of these locations. We also store finished goods at third-party warehouses in Carson, California and Austin, Texas for the fulfillment of certain customer orders. We take precautions to safeguard our facilities, including by acquiring insurance, employing back-up generators, adopting health and safety protocols and utilizing off-site storage of computer data. However, vandalism, terrorism or a natural disaster, such as an earthquake, fire or flood, or other catastrophic event, could damage or destroy our manufacturing equipment or our inventories of component supplies and finished goods, cause substantial delays in our operations, result in the loss of key information, result in reduced sales, and cause us to incur additional expenses. Our insurance coverage may not be sufficient to provide coverage with respect to the damages incurred in any particular case, and our insurance carrier may deny coverage with respect to all or a portion of our claims. Regardless of the level of insurance coverage or other precautions taken, damage to our facilities may have a material adverse effect on our business, financial condition and operating results.

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

We expect that the management and support of our new manufacturing facility and the increase of our manufacturing volumes will place significant burdens on our management team, particularly in areas relating to operations, quality, regulatory, facilities and information technology. We may not be able to effectively manage our ongoing manufacturing operations and we may not achieve the operating efficiencies that we anticipate from the new facility. Further, additional increases in demand for our products may require that we further expand our business operations, which may require that we obtain additional facilities, make additional investments in capital equipment or increase our utilization of external third-parties to perform contracted manufacturing services for us.

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

Our t:slim X2 insulin pump received pre-market clearance under Section 510(k) of the U.S. Federal Food, Drug, and Cosmetic Act, or FDCA. The 510(k) clearance process is shorter and typically requires the submission of less supporting documentation than other FDA approval processes and does not always require long-term clinical studies. t:slim X2 with G5 integration and t:slim X2 with Basal-IQ technology received FDA approval under a Premarket Approval, or PMA, application. However, currently there are only limited published studies to evaluate the safety or effectiveness of our PMA-approved products in a controlled setting. As a result, we currently lack the breadth of published long-term clinical data supporting the safety and efficacy of our products and the benefits they offer. For these reasons, people with insulin-dependent diabetes and healthcare providers may be slower to adopt or recommend our products, we may not have comparative data that our competitors have or are generating, third-party payors may not be willing to provide coverage or reimbursement for our products and we may be subject to greater regulatory and product liability risks. These and other factors could slow the adoption of our products and result in our sales being lower than anticipated. In addition, future studies or clinical experience may indicate that treatment with our products is not superior to treatment with competitive products. Such results could slow the adoption of our products and significantly reduce our sales, which could prevent us from achieving our forecasted sales targets or achieving or sustaining profitability.

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

The efficient operation of our business depends on our information technology systems. We rely on our information technology systems to effectively manage sales and marketing data, accounting and financial functions, manufacturing and quality records, inventories management, product development tasks, research and development data, customer service and technical support functions. Our information technology systems, including those that support t:connect, our current and future mobile applications, as well as those involved in the operation of our Tandem Device Updater, are vulnerable to damage or interruption from earthquakes, fires, floods and other natural disasters, terrorist attacks, attacks by computer viruses or hackers, power losses, and computer system or data network failures. In addition, our currently-marketed insulin pumps and our products currently under development contain software which could be subject to computer virus, hacker attacks or other failures. These risks significantly increased after July 2016, when we received FDA clearance of our Tandem Device Updater, which enables customers to remotely update software on their insulin pumps. We may also face new risks relating to our information technology systems as we begin to commercialize our products outside the United States and are subject to additional regulations relating to the use and protection of personal information and as we launch new mobile applications.

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

There are a number of domestic and international laws protecting the confidentiality and security of personal information, including laws and regulations under the federal U.S. Health Insurance Portability and Accountability Act of 1996, or HIPAA, Canada’s Personal Information Protection and Electronic Documents Act, referred to as PIPEDA, and the EU General Data Protection Regulation, commonly known as GDPR. These requirements seek to protect medical records and other personal information from unauthorized access and to ensure that individuals know how we collect, use, store, and transfer their personal information.

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

During 2018, we began commercialization of the t:slim X2 insulin pump in select geographies outside of the United States. We have limited experience commercializing our products outside of the United States and expect that we will be subject to additional risks related to international business markets, including:

•	different regulatory requirements for product approvals in foreign countries;

•	differing U.S. and foreign medical device import and export rules;

•	more restrictive privacy laws relating to personal information of end users and employees, including GDPR;

•	reduced protection for our intellectual property rights in foreign countries;

•	unexpected changes in tariffs, trade barriers and regulatory requirements;

•	different reimbursement systems;

•	economic weakness, including inflation, or political instability in particular foreign economies and markets;

•

compliance with tax, employment, immigration and labor laws for employees living or traveling abroad or with U.S. regulations that would apply to activities in such foreign jurisdictions, such as the U.S. Foreign Corrupt Practices Act;

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

Risks Related to our Financial Results and Need for Financing

We may need to raise additional funds in the future and if we are unable to raise additional funds when necessary, we may not be able to achieve our strategic objectives.*

At March 31, 2019, we had $$125.6 million in cash, cash equivalents and short-term investments. Our management expects the continued growth of our business, including the expansion of our customer service infrastructure to support our growing base of customers, our plans to expand commercial sales of our products outside the United States, the growth of our manufacturing and warehousing operations and additional research and development activities, will continue to increase our expenses. In addition, the amount of our future product sales is difficult to predict and actual sales may not be in line with our forecasts. Accordingly, our future capital requirements will depend on many factors, including:

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

Risks Related to our Intellectual Property and Potential Litigation

Our ability to protect our intellectual property and proprietary technology is uncertain.*

We rely primarily on patent, trademark and trade secret laws, as well as confidentiality and non-disclosure agreements, to protect our proprietary technologies. As of March 31, 2019, our patent portfolio consisted of approximately 72 issued U.S. patents and 61 pending U.S. patent applications. Of these, our issued U.S. patents expire between approximately 2021 and 2036. We also have and are seeking patent protection for our proprietary technologies in other countries throughout the world. In addition, we have 11 U.S. trademark registrations and 15 foreign trademark registrations.

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

•	federal and state laws governing the use, disclosure and security of protected health information, such as HIPAA and the Health Information Technology for Economic and Clinical Health.

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

Risks Related to our Common Stock

The price of our common stock may continue to fluctuate significantly.*

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

As a public company, we are subject to the reporting requirements of the Exchange Act, the Dodd-Frank Wall Street Reform and Consumer Protection Act, the listing requirements of the NASDAQ Global Market and other applicable securities rules and regulations. Compliance with these rules and regulations has increased our legal and financial compliance costs, made some activities more difficult, time-consuming or costly, and increased demand on our systems and resources.

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

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3.	Defaults Upon Senior Securities

None.

Item 4.	Mine Safety Disclosures

Not applicable.

Item 5.	Other Information

None.

Item 6.	Exhibits

		Incorporated by Reference				Provided Herewith
Exhibit Number	Exhibit Description	Form	File No.	Date of First Filing	Exhibit Number
10.1	Lease Agreement, dated January 22, 2019, by and between Tandem Diabetes Care, Inc. and TREA PACIFIC PLAZA, LLC					X
10.2	Lease Agreement, dated March 14, 2019 by and between Tandem Diabetes Care, Inc. and R.E. Hazard Contracting Company					X
10.3*	2019 Sr. Management Cash Bonus Plan					X
10.4*	First Amendment to Amended and Restated Employment Severance Agreement by and between John F. Sheridan and Tandem Diabetes Care, Inc.					X
31.1	Certification of John F. Sheridan, Chief Executive Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					X
31.2	Certification of Leigh A. Vosseller, Chief Financial Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					X
32.1**	Certification of John F. Sheridan, Chief Executive Officer, pursuant to U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					X
32.2**	Certification of Leigh A. Vosseller, Chief Financial Officer, pursuant to U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					X
101.INS	XBRL Instance Document.					X
101.SCH	XBRL Taxonomy Extension Schema Document.					X
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.					X
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.					X
101.LAB	XBRL Taxonomy Extension Label Linkbase Document.					X
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.					X

*	Indicates management contract or compensatory plan.

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

Tandem Diabetes Care, Inc.

Dated: April 30, 2019	By:	/s/ John F. Sheridan
John F. Sheridan
President and Chief Executive Officer (on behalf of the registrant and as the registrant’s Principal Executive Officer)

	By:	/s/ Leigh A. Vosseller
Leigh A. Vosseller
Executive Vice President, Chief Financial Officer and Treasurer (on behalf of the registrant and as the registrant’s Principal Financial and Accounting Officer)