Form 10-Q
period 2019-06-30
TANDEM DIABETES CARE INC
filed 2019-08-01
CIK 1438133

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
____________________________________________________________________________________________
FORM 10-Q
_____________________________________________________________________________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended June 30, 2019
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Transition Period from              to
Commission File Number 001-36189
_____________________________________________________________________________________________
Tandem Diabetes Care, Inc.
(Exact name of registrant as specified in its charter)
_____________________________________________________________________________________________

Delaware		20-4327508
(State or other jurisdiction of incorporation or organization)		(I.R.S. Employer Identification No.)
11075 Roselle Street		92121
San Diego	California	(Zip Code)
(Address of principal executive offices)
(858) 366-6900
Registrant’s telephone number, including area code
Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Symbol	Name of Exchange on Which Registered
Common Stock, par value $0.001 per share	TNDM	NASDAQ Global Market
_____________________________________________________________________________________________
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No   ☒
As of July 26, 2019, there were 58,652,286 shares of the registrant’s Common Stock outstanding.

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements
TANDEM DIABETES CARE, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except par value)

	June 30,	December 31,
	2019	2018
	(Unaudited)	(Note 1)
Assets
Current assets:
Cash and cash equivalents	$38,157	$41,826
Short-term investments	93,231	87,201
Accounts receivable, net	48,438	35,193
Inventories, net	27,341	19,896
Prepaid and other current assets	5,989	3,769
Total current assets	213,156	187,885
Property and equipment, net	22,750	17,151
Operating lease right-of-use assets	17,665	—
Patents, net	967	1,130
Other long-term assets	543	128
Total assets	$255,081	$206,294
Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$9,268	$6,824
Accrued expense	5,786	3,930
Employee-related liabilities	23,896	24,030
Deferred revenue	7,139	4,600
Common stock warrants	25,616	17,926
Operating lease liabilities	5,341	—
Other current liabilities	7,168	8,978
Total current liabilities	84,214	66,288
Deferred rent - long-term	—	3,799
Operating lease liabilities - long-term	16,608	—
Other long-term liabilities	8,914	4,932
Total liabilities	109,736	75,019
Commitments and contingencies (Note 9)
Stockholders’ equity:
Common stock, $0.001 par value; 200,000 shares authorized as of June 30, 2019 and December 31, 2018. 58,589 and 57,554 shares issued and outstanding at June 30, 2019 and December 31, 2018, respectively.	58	57
Additional paid-in capital	769,704	731,306
Accumulated other comprehensive income (loss)	162	(13)
Accumulated deficit	(624,579)	(600,075)
Total stockholders’ equity	145,345	131,275
Total liabilities and stockholders’ equity	$255,081	$206,294
See accompanying notes to unaudited condensed consolidated financial statements.

TANDEM DIABETES CARE, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
(Unaudited)
(In thousands, except per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Sales	$93,255	$34,126	$159,250	$61,402
Cost of sales	43,351	19,039	75,993	34,912
Gross profit	49,904	15,087	83,257	26,490
Operating expenses:
Selling, general and administrative	40,565	22,628	75,524	43,541
Research and development	11,204	6,456	20,594	12,431
Total operating expenses	51,769	29,084	96,118	55,972
Operating loss	(1,865)	(13,997)	(12,861)	(29,482)
Other income (expense), net:
Interest and other income	786	299	1,543	390
Interest and other expense	(9)	(3,112)	(16)	(6,184)
Change in fair value of stock warrants	(424)	(42,549)	(13,170)	(56,777)
Total other income (expense), net	353	(45,362)	(11,643)	(62,571)
Net loss	$(1,512)	$(59,359)	$(24,504)	$(92,053)
Other comprehensive loss:
Unrealized gain on short-term investments	$101	$6	$151	$6
Foreign currency translation	20	—	24	—
Comprehensive loss	$(1,391)	$(59,353)	$(24,329)	$(92,047)

Net loss per share, basic and diluted	$(0.03)	$(1.17)	$(0.42)	$(2.32)
Weighted average shares used to compute basic and diluted net loss per share	58,219	50,948	57,996	39,594
See accompanying notes to unaudited condensed consolidated financial statements.

TANDEM DIABETES CARE, INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT)
(Unaudited)
(In thousands)
Three Months Ended June 30, 2019

	Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Total Stockholders’ Equity
	Shares	Amount
Balance at March 31, 2019	57,982	$58	$743,930	$41	$(623,067)	$120,962
Exercise of stock options	364	—	5,579	—	—	5,579
Exercise of common stock warrants	75	—	262	—	—	262
Issuance of common stock for Employee Stock Purchase Plan	168	—	2,951	—	—	2,951
Fair value of common stock warrants at time of exercise	—	—	4,569	—	—	4,569
Stock-based compensation	—	—	12,413	—	—	12,413
Foreign currency translation	—	—	—	20	—	20
Unrealized gain on short-term investments	—	—	—	101	—	101
Net loss	—	—	—	—	(1,512)	(1,512)
Balance at June 30, 2019	58,589	$58	$769,704	$162	$(624,579)	$145,345

Six Months Ended June 30, 2019

	Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Total Stockholders’ Equity
	Shares	Amount
Balance at December 31, 2018	57,554	$57	$731,306	$(13)	$(600,075)	$131,275
Exercise of stock options	774	1	7,477	—	—	7,478
Exercise of common stock warrants	93	—	326	—	—	326
Issuance of common stock for Employee Stock Purchase Plan	168	—	2,951	—	—	2,951
Fair value of common stock warrants at time of exercise	—	—	5,479	—	—	5,479
Stock-based compensation	—	—	22,165	—	—	22,165
Foreign currency translation	—	—	—	24	—	24
Unrealized gain on short-term investments	—	—	—	151	—	151
Net loss	—	—	—	—	(24,504)	(24,504)
Balance at June 30, 2019	58,589	$58	$769,704	$162	$(624,579)	$145,345

Three Months Ended June 30, 2018

	Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Total Stockholders’ Equity
	Shares	Amount
Balance at March 31, 2018	46,636	$47	$521,958	$—	$(510,158)	$11,847
Issuance of common stock in public offering, net of underwriter’s discount and offering costs	—	—	(20)	—	—	(20)
Exercise of stock options	1	—	7	—	—	7
Exercise of common stock warrants	6,549	6	22,383	—	—	22,389
Fair value of common stock warrants at time of exercise	—	—	48,320	—	—	48,320
Stock-based compensation	—	—	2,815	—	—	2,815
Unrealized gain on short-term investments	—	—	—	6	—	6
Net loss	—	—	—	—	(59,359)	(59,359)
Balance at June 30, 2018	53,186	$53	$595,463	$6	$(569,517)	$26,005

Six Months Ended June 30, 2018

	Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Total Stockholders’ Equity (Deficit)
	Shares	Amount
Balance at December 31, 2017	10,119	$10	$448,455	$—	$(477,614)	$(29,149)
Adjustment to retained earnings from adoption of ASC 606	—	—	—	—	150	150
Issuance of common stock in public offering, net of underwriter’s discount and offering costs	34,500	35	63,975	—	—	64,010
Exercise of stock options	1	—	7	—	—	7
Exercise of common stock warrants	8,486	8	29,159	—	—	29,167
Fair value of common stock warrants at time of exercise	—	—	49,919	—	—	49,919
Stock-based compensation	80	—	3,948	—	—	3,948
Unrealized gain on short-term investments	—	—	—	6	—	6
Net loss	—	—	—	—	(92,053)	(92,053)
Balance at June 30, 2018	53,186	$53	$595,463	$6	$(569,517)	$26,005
See accompanying notes to unaudited condensed consolidated financial statements.

TANDEM DIABETES CARE, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(In thousands)

	Six Months Ended June 30,
	2019	2018
Operating activities
Net loss	$(24,504)	$(92,053)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization expense	2,946	2,898
Interest expense related to amortization of debt discount and debt issuance costs	—	1,387
Provision for allowance for doubtful accounts	797	745
Provision for inventories reserve	1,018	184
Change in fair value of common stock warrants	13,170	56,777
Amortization of premium (discount) on short-term investments	(166)	298
Stock-based compensation expense	22,156	3,890
Other	26	151
Changes in operating assets and liabilities:
Accounts receivable, net	(13,988)	6,135
Inventories, net	(8,454)	1,958
Prepaid and other current assets	(2,533)	(821)
Other long-term assets	(415)	(43)
Accounts payable	2,206	(1,733)
Accrued expense	1,851	1,446
Employee-related liabilities	(140)	(848)
Deferred revenue	2,539	439
Other current liabilities	(1,050)	(49)
Deferred rent	—	(359)
Other long-term liabilities	3,985	603
Net cash used in operating activities	(556)	(18,995)
Investing activities
Purchases of short-term investments	(74,164)	(40,500)
Proceeds from maturities and sales of short-term investments	68,450	4,250
Purchase of property and equipment	(8,169)	(1,087)
Net cash used in investing activities	(13,883)	(37,337)
Financing activities
Proceeds from public offering, net of offering costs	—	64,008
Proceeds from exercise of common stock warrants	326	29,164
Proceeds from issuance of common stock under Company stock plans	10,429	8
Net cash provided by financing activities	10,755	93,180
Effect of foreign exchange rate changes on cash	15	—
Net (decrease) increase in cash and cash equivalents and restricted cash	(3,669)	36,848
Cash and cash equivalents and restricted cash at beginning of period	41,826	23,700
Cash and cash equivalents and restricted cash at end of period	$38,157	$60,548
Supplemental disclosures of cash flow information
Interest paid	$—	$4,784
Supplemental schedule of noncash investing and financing activities
Right-of-use assets obtained in exchange for operating lease obligations	$11,445	$—
Debt discount included in other long-term liabilities	$—	$4,964
Property and equipment included in accounts payable	$239	$92
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
The Company began commercial sales of its first product, t:slim, in August 2012 and subsequently commercialized t:flex in May 2015, t:slim G4 in September 2015 and t:slim X2 in October 2016. The t:slim X2 hardware platform now represents 100% of new pump shipments, but the Company continues to provide ongoing service and support to existing t:slim, t:slim G4 and t:flex customers. In September 2017, the Company received approval by the United States Food and Drug Administration (FDA) for the integration of t:slim X2 with the Dexcom Mobile G5 CGM. In June 2018, the Company received FDA approval for t:slim X2 with Basal-IQ technology, the Company’s first-generation Automated Insulin Delivery (AID) algorithm, and the first insulin pump designated as compatible with integrated CGM (iCGM) devices. The Company commenced commercial sales of this product integrated with the Dexcom G6 CGM in August 2018.
During the third quarter of 2018, the Company commenced sales of the t:slim X2 in select geographies outside the United States, including Australia, Italy, New Zealand, Scandinavia (Denmark, Norway and Sweden), South Africa, Spain, and the United Kingdom. Direct sales efforts in Canada began in the fourth quarter of 2018. During the second quarter of 2019, we began selling our t:slim X2 with Basal-IQ technology in select geographies outside the United States.
As of June 30, 2019, the Company had $131.4 million in cash, cash equivalents and short-term investments. The Company has incurred operating losses since its inception and had an accumulated deficit of $624.6 million as of June 30, 2019, which included a net loss of $24.5 million for the six months ended June 30, 2019. Management believes that the cash, cash equivalents and short-term investments on hand will be sufficient to satisfy the Company’s liquidity requirements for at least the next 12 months from the date of this filing.
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
The Company has funded its operations primarily through private and public offerings of equity securities, and through debt financing which has since been fully repaid. The Company may in the future seek additional capital from public or private offerings of its capital stock, or it may elect to borrow capital under new credit lines or from other sources. If the Company issues equity or debt securities to raise additional funds, its existing stockholders may experience dilution, it may incur significant financing or debt service costs, and the new equity or debt securities may have rights, preferences and privileges senior to those of its existing stockholders. There can be no assurance that equity or debt financing will be available on acceptable terms, or at all.

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
2. Summary of Significant Accounting Policies
There have been no material changes in the Company's significant accounting policies during the six months ended June 30, 2019, as compared with those disclosed in the Annual Report other than adoption of the new lease accounting standard effective January 1, 2019 (See Note 6, “Leases”).
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
Accounts Receivable
The Company grants credit to various customers in the ordinary course of business and is paid directly by customers who use the products, distributors and third-party insurance payors. The Company maintains an allowance for doubtful accounts for potential credit losses. Provisions are made based on historical experience, assessment of specific risk, review of outstanding invoices, and various assumptions and estimates that are believed to be reasonable under the circumstances. Uncollectible accounts are written off against the allowance after appropriate collection efforts have been exhausted and when it is deemed that a balance is uncollectible.
Fair Value of Financial Instruments
The carrying amounts of cash and cash equivalents, accounts receivable, accounts payable, accrued expense, and employee-related liabilities are reasonable estimates of their fair values because of the short-term nature of these assets and liabilities. Short-term investments are carried at fair value. The Company believes the fair value of its operating lease liabilities at June 30, 2019 approximated its carrying value, based on the borrowing rates that were available for loans with similar terms. The estimated fair value of certain of the Company’s common stock warrants was determined using the Black-Scholes pricing model as of June 30, 2019 and December 31, 2018 (see Note 5, “Fair Value Measurements”).

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
The Company considers the individual deliverables in its product offering as separate performance obligations. The transaction price is determined based on the consideration expected to be received, based either on the stated value in contractual arrangements or the estimated cash to be collected in non-contracted arrangements. The Company allocates the consideration to the individual performance obligations and recognizes the consideration based on when the performance obligation is satisfied, considering whether or not this occurs at a point in time or over time. Generally, insulin pumps, cartridges, infusion sets and accessories are deemed performance obligations that are satisfied at a point in time when the customer obtains control of the promised good, which is upon delivery, while access to the complementary products, such as the t:connect cloud-based data management application and the Tandem Device Updater, are considered performance obligations satisfied over the typical four-year warranty period of the insulin pumps. There is no standalone value for these complementary products. Therefore, the Company determines their value by applying the expected cost-plus margin approach and then allocates the residual to the insulin pumps. At June 30, 2019 and December 31, 2018, $6.3 million and $3.8 million, respectively, were recorded as deferred revenue for these performance obligations that are satisfied over time.
Additionally, the Company offers a 30-day right of return to its customers from the date of shipment of any of its insulin pumps, provided a physician’s confirmation of the medical reason for the return is received. Estimated allowances for sales returns are based on historical returned quantities as compared to pump shipments in those same periods of return. The return rate is then applied to the sales of the current period to establish a reserve at the end of the period. The return rates used in the reserve are adjusted for known or expected changes in the marketplace when appropriate. The allowance for product returns is recorded as a reduction of revenue and an increase in deferred revenue in the period in which the related sale is recorded. The amount recorded on the Company’s balance sheets for product return allowance was $0.2 million and $0.3 million at June 30, 2019 and December 31, 2018, respectively. Actual product returns have not differed materially from estimated amounts reserved in the accompanying condensed consolidated financial statements.
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

As of June 30, 2019 and December 31, 2018, the warranty reserve was $14.3 million and $9.1 million, respectively. The following table provides a reconciliation of the change in product warranty liabilities from December 31, 2018 through June 30, 2019 (in thousands):

Balance at December 31, 2018	$9,138
Provision for warranties issued during the period	8,723
Settlements made during the period	(4,611)
Increases in warranty estimates	1,008
Balance at June 30, 2019	$14,258

Current portion	$5,344
Non-current portion	8,914
Total	$14,258
Stock-Based Compensation
Stock-based compensation cost is measured at the grant date based on the estimated fair value of the award, and the portion that is ultimately expected to vest is recognized as compensation expense over the requisite service period on a straight-line basis. The Company estimates the fair value of stock options issued under the Company’s Amended and Restated 2013 Stock Incentive Plan (2013 Plan), and the fair value of the employees’ purchase rights under the Company’s 2013 Employee Stock Purchase Plan (ESPP), using a Black-Scholes option-pricing model on the date of grant. The Black-Scholes option-pricing model requires the use of subjective assumptions about a number of key variables, including stock price volatility, expected term, and risk-free interest rate. For awards that vest based on the achievement of service conditions, the Company recognizes expense using the straight-line method less estimated forfeitures based on historical experience.
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
Potentially dilutive securities not included in the calculation of diluted net loss per share (because inclusion would be anti-dilutive) are as follows (in thousands, in common stock equivalent shares):

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Warrants to purchase common stock	611	628	611	628
Options to purchase common stock	6,790	2,166	6,216	1,852
ESPP	23	1	12	1
	7,424	2,795	6,839	2,481

Recent Accounting Pronouncements
In June 2016, the FASB issued ASU No. 2016-13, Financial Instruments – Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments, which modifies the measurement and recognition of credit losses for most financial assets and certain other instruments. The new standard requires the use of forward-looking expected credit loss models based on historical experience, current conditions, and reasonable and supportable forecasts that affect the collectability of the reported amount, which may result in earlier recognition of credit losses under the new standard. This new standard also requires that credit losses related to available-for-sale debt securities be recorded as an allowance through net income (loss) rather than reducing the carrying amount under the current, other-than-temporary-impairment model. The standard is effective for public business entities for annual periods beginning after December 15, 2019, and interim periods within those years. The Company plans to implement the new standard in the first quarter of 2020, and is in the process of reviewing its credit loss models to assess the impact of the adoption of the standard on its consolidated financial statements.
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
In August 2018, the FASB issued ASU 2018-15, Customer's Accounting for Implementation Costs Incurred in a Cloud Computing Arrangement That Is a Service Contract, that changes the accounting for implementation costs incurred in a cloud computing arrangement that is a service contract. The update aligns the requirements for capitalizing implementation costs incurred in a hosting arrangement with the requirements for capitalizing implementation costs incurred to develop or obtain internal-use software. The implementation costs should be presented as a prepaid asset on the balance sheet and expensed over the term of the hosting arrangement. The standard is effective for annual periods, including interim periods within those annual periods, beginning after December 15, 2019. Early adoption is permitted. The Company is in the process of assessing the impact of the adoption of the standard on its consolidated financial statements.
3. Short-Term Investments
The Company invests in marketable securities, principally debt instruments of the U.S Government, and financial institutions and corporations with strong credit ratings. The following represents a summary of the estimated fair value of short-term investments as of June 30, 2019 and December 31, 2018 (in thousands):

At June 30, 2019	Maturity (in years)	Amortized Cost	Unrealized Gain	Unrealized Loss	Estimated Fair Value
Available-for-sale securities:
Commercial paper	Less than 1	$23,591	$15	$—	$23,606
Government sponsored enterprise	Less than 1	2,750	1	—	$2,751
U.S. Treasury securities	Less than 1	9,693	21	—	9,714
Corporate debt securities	Less than 1	57,059	101	—	57,160
Total		$93,093	$138	$—	$93,231

At December 31, 2018	Maturity (in years)	Amortized Cost	Unrealized Gain	Unrealized Loss	Estimated Fair Value
Available-for-sale securities:
Commercial paper	Less than 1	$53,559	$—	$(22)	$53,537
U.S. Treasury securities	Less than 1	17,937	—	(2)	17,935
Corporate debt securities	Less than 1	15,718	12	(1)	15,729
Total		$87,214	$12	$(25)	$87,201

4. Inventories
Inventories consisted of the following as of June 30, 2019 and December 31, 2018 (in thousands):

	June 30, 2019	December 31, 2018
Raw materials	$10,311	$6,622
Work-in-process	5,300	2,710
Finished goods	11,730	10,564
Total	$27,341	$19,896

5. Fair Value Measurements
Authoritative guidance on fair value measurements defines fair value and provides a consistent framework for both measuring fair value as well as for disclosures of each major asset and liability category measured at fair value on either a recurring or a nonrecurring basis. Fair value is intended to reflect an assumed exit price, representing the amount that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants. As such, fair value is a market-based measurement that should be determined based on assumptions that market participants would use in pricing an asset or liability. As a basis for considering such assumptions, the authoritative guidance provides a three-tier fair value hierarchy, which prioritizes the inputs used in measuring fair value as follows:

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

The following table presents information about the Company’s financial assets and liabilities measured at fair value on a recurring basis as of June 30, 2019 and December 31, 2018, and indicates the fair value hierarchy of the valuation techniques utilized by the Company to determine such fair value (in thousands):

		Fair Value Measurements at June 30, 2019
		(Level 1)	(Level 2)	(Level 3)
Assets
Cash equivalents (1)	$35,771	$35,771	$—	$—
Commercial paper	23,606	—	23,606	—
Government sponsored enterprise	2,751	—	2,751	—
U.S. Treasury securities	9,714	9,714	—	—
Corporate debt securities	57,160	—	57,160	—
Total assets	$129,002	$45,485	$83,517	$—

Liabilities
Common stock warrants	$25,616	$—	$—	$25,616
Total liabilities	$25,616	$—	$—	$25,616

		Fair Value Measurements at December 31, 2018
		(Level 1)	(Level 2)	(Level 3)
Assets
Cash equivalents (1)	$37,373	$37,373	$—	$—
Commercial paper	53,537	—	53,537	—
U.S. Treasury securities	17,935	17,935	—	—
Corporate debt securities	15,729	—	15,729	—
Total assets	$124,574	$55,308	$69,266	$—
Liabilities
Common stock warrants	$17,926	$—	$—	$17,926
Total liabilities	$17,926	$—	$—	$17,926

(1)	Generally, cash equivalents include money market funds and investments with a maturity of three months or less from the date of purchase.
The Company’s Level 2 financial instruments are valued using market prices on less active markets with observable valuation inputs such as interest rates and yield curves. The Company obtains the fair value of Level 2 financial instruments from quoted market prices, calculated prices or quotes from third-party pricing services. The Company validates these prices through independent valuation testing and review of portfolio valuations provided by the Company’s investment managers. There were no transfers between Level 1 and Level 2 assets during the six months ended June 30, 2019 and 2018.
The Company’s Level 3 liabilities at June 30, 2019 and December 31, 2018 include the Series A warrants issued by the Company in connection with the public offering of common stock in October 2017. The Series A warrants have a term of five years and initially provided holders the right to purchase 4,630,000 shares of the Company’s common stock at an exercise price of $3.50 per share. The Series A warrants were initially valued in the aggregate amount of $3.3 million on the date of issuance utilizing a Black-Scholes pricing model.
The Company reassesses the fair value of the outstanding Series A warrants at each reporting date utilizing a Black-Scholes pricing model. Inputs used in the pricing model include the market price of the Company’s common stock and estimates of stock price volatility, expected warrant life and risk-free interest rate. The Company develops its estimates based on publicly available historical data. The assumptions used to estimate the fair values of the common stock warrants at June 30, 2019 and December 31, 2018 are presented below:

	Series A Warrants
	June 30, 2019	December 31, 2018
Risk-free interest rate	1.7%	3.0%
Expected dividend yield	0.0%	0.0%
Expected volatility	81.2%	78.3%
Expected term (in years)	3.3	3.8

The following table presents a summary of changes in the fair value of the Company’s Level 3 financial liabilities for the six months ended June 30, 2019 and 2018:

	Six Months Ended June 30,
	2019	2018
Balance at beginning of period	$17,926	$5,432
Increase in fair value included in change in fair value of common stock warrants	13,170	56,777
Decrease in fair value from warrants exercised during the period	(5,480)	(49,918)
Balance at end of period	$25,616	$12,291

During the six months ended June 30, 2019, the Company issued 93,270 shares of common stock upon the exercise of Series A warrants. During the six months ended June 30, 2018, the Company issued 8,485,871 shares of common stock upon the exercise of certain warrants issued in the October 2017 Financing, and 13,450 warrants expired unexercised. As of June 30, 2019, there were Series A warrants outstanding to purchase 417,515 shares of common stock (see Note 8, “Stockholders’ Equity”).
6. Leases
In February 2016, the FASB issued ASU 2016-02, Leases (ASU 2016-02). ASU 2016-02 and its related amendments (collectively referred to as ASC 842) requires lessees to recognize right-of-use assets and corresponding lease liabilities for all leases with lease terms of greater than twelve months. It also changed the definition of a lease and expanded the disclosure requirements of lease arrangements. In July 2018, the FASB added a transition option for implementation that allowed companies to continue to use the legacy guidance in ASC 840, Leases, including its disclosure requirements, in the comparative periods presented in the year of adoption. The new accounting standard must be adopted using the modified retrospective approach and was effective for the Company starting in the first quarter of fiscal 2019. The Company elected the transition option and certain practical expedients, and recognized a cumulative-effect transition adjustment for the recognition of right-of-use leased assets and corresponding operating lease liabilities of $12.4 million on the consolidated balance sheet upon adoption of this standard as of January 1, 2019. The Company did not restate prior periods. Deferred rent of $1.0 million and $3.8 million as of January 1, 2019 was reclassified from other current liabilities and deferred rent long-term, respectively, to a reduction of the right-of-use leased assets in connection with the adoption of this standard.
The Company's leases consist primarily of operating leases for general office space, laboratory, manufacturing, and warehouse facilities, and equipment. Leases with an initial term of 12 months or less are not recorded on the balance sheet. The Company recognizes lease expense for these leases on a straight-line basis over the lease term. Because the Company's leases do not provide an implicit interest rate, the Company uses its incremental borrowing rate based on the information available at the lease commencement date in determining the present value of future lease payments. The Company used the incremental borrowing rate on January 1, 2019, for operating leases that commenced prior to that date. For lease agreements entered into or reassessed after the adoption of ASC 842, the Company combines lease and non-lease components.
Certain leases include an option to renew, with renewal terms that can extend the lease term for additional periods. The exercise of lease renewal options is at the Company's sole discretion. The depreciable life of assets and leasehold improvements are limited by the expected lease term, unless there is a transfer of title or purchase option that is reasonably certain to be exercised.
In January 2019, the Company entered into a lease agreement for approximately 25,332 square feet of additional general administrative office space located at 10935 Vista Sorrento Parkway, San Diego, California (the Vista Sorrento Parkway Lease). The initial lease term commenced in March 2019 and expires in September 2022. During the second quarter of 2019, the lease term was extended through December 2022. The Company has a one-time option to extend the term of the Vista Sorrento Parkway Lease for a period of five years. The Company recognized right-of-use leased assets and corresponding operating lease liabilities of $3.1 million on the consolidated balance sheet in the first quarter of 2019 related to commencement, and $0.2 million in the second quarter of 2019 related to the extension, of the Vista Sorrento Parkway Lease.
In March 2019, the Company entered into a lease agreement for approximately 40,490 square feet of space located at 6495 Marindustry Place, San Diego, California to house additional operations functions, including warehousing and shipping (the Marindustry Place Lease). The initial lease term commenced in May 2019 and expires in April 2026. The Company has a one-time option to extend the term of the Marindustry Place Lease for a period of no less than three years and no more than five years. The Company recognized right-of-use leased assets and corresponding operating lease liabilities of $3.4 million on the consolidated balance sheet in the second quarter of 2019 related to the Marindustry Place Lease.
In May 2019, the Company entered into an amendment to the Vista Sorrento Parkway Lease (the Amendment) to expand the leased premises at 10935 Vista Sorrento Parkway, San Diego, California by approximately 33,681 square feet of additional general administrative office space (the Expansion Space). The initial lease term for the Expansion Space commenced in May 2019 and expires in December 2022. The Company has a one-time option to extend the lease term of the Expansion Space for a period of five years. The Company recognized right-of-use leased assets and corresponding operating lease liabilities of $4.3 million on the consolidated balance sheet in the second quarter of 2019 related to the Amendment.

Future minimum lease payments under non-cancellable operating leases as of June 30, 2019 were as follows (in thousands):

Years Ending December 31,
2019 (remaining)	$2,005
2020	6,816
2021	7,085
2022	5,874
2023	1,991
Thereafter	1,578
Total future minimum lease payments	25,349
Less: amount representing interest	(3,400)
Present value of future minimum lease payments	21,949
Less: current portion of operating lease liabilities	(5,341)
Operating lease liabilities - long-term	$16,608

7. Term Loan Agreement
In August 2018, the Company fully repaid the term loan made by Capital Royalty Partners II, L.P. and its affiliated funds (CRG) pursuant to the Amended and Restated Term Loan Agreement (Term Loan Agreement). The balance of the outstanding debt at the time of repayment and at June 30, 2018 was $82.7 million. The repayment included approximately $1.1 million in accrued interest and $5.0 million in associated financing fees that became due. As a result of the repayment, the Company did not have any borrowings outstanding under the Term Loan Agreement as of June 30, 2019 or December 31, 2018.
Under the Term Loan Agreement, interest was payable at the Company’s option, (i) in cash at a rate of 11.5% per annum, or (ii) at a rate of 9.5% of the 11.5% per annum in cash and 2.0% of the 11.5% per annum (PIK Loan) to be added to the principal of the loan and subject to accruing interest.
The Company entered into a series of amendments to the Term Loan Agreement between 2016 and 2018, which included the addition of a financing fee payable at the maturity of the Company’s loans, the issuance of 193,788 ten-year warrants to CRG to purchase shares of the Company’s common stock at an exercise price of $23.50 per share and certain other minimum financing covenants. The financing fee was applicable to the entire aggregate principal amount of borrowings outstanding, including total PIK Loans issued. As of June 30, 2019, the warrants to purchase 193,788 shares of the Company's common stock at an exercise price of $23.50 per share remained outstanding.
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

Shares Reserved for Future Issuance
The following shares of the Company’s common stock were reserved for future issuance as of June 30, 2019 (in thousands):

Shares underlying outstanding warrants	710
Shares underlying outstanding stock options	7,618
Shares authorized for future equity award grants	3,453
Shares authorized for issuance as ESPP awards	1,852
13,633

The Company issued 74,985 and 93,270 shares of its common stock upon the exercise of warrants during the three and six months ended June 30, 2019, respectively. The Company issued 8,603,321 shares of its common stock upon the exercise of warrants during the year ended December 31, 2018.
In June 2019 and 2018, the Company received approval from its stockholders to increase the number of shares of common stock reserved under the 2013 Plan by 5,000,000 and 5,500,000 shares, respectively. The Company issued 364,818 and 773,782 shares of its common stock upon the exercise of stock options during the three and six months ended June 30, 2019, respectively. The Company issued 136,042 shares of its common stock upon the exercise of stock options during the year ended December 31, 2018.
The ESPP enables eligible employees to purchase shares of common stock using their after-tax payroll deductions, subject to certain conditions. Historically, offerings under the ESPP consisted of a two-year offering period with four six-month purchase periods which begin in May and November of each year. The Company previously suspended the ESPP in May 2017 due to a lack of available shares. In June 2018, the Company received approval from its stockholders to increase the number of shares reserved for issuance under the ESPP by 2,000,000 shares. A new offering commenced under the ESPP on June 15, 2018, and the first purchase date was November 15, 2018. There were 168,165 shares of common stock purchased under the ESPP in the six months ended June 30, 2019. There were 80,581 shares of common stock purchased under the ESPP during the year ended December 31, 2018.
Stock-Based Compensation
In June 2019, the Company granted options to purchase 1,644,715 shares of common stock, which were originally awarded between February 2019 and June 2019, subject to and conditioned upon the approval by its stockholders of an increase in the number of shares of common stock reserved for issuance under the 2013 Plan. In total, the Company granted options to purchase 2,679,535 shares of common stock under the 2013 Plan during the six months ended June 30, 2019. These options have an exercise price equal to the closing price of the Company's common stock on the applicable award date, and generally vest as to 25% of the underlying shares on the first anniversary of the award, with the balance vesting monthly over the following three years.
In June 2018, the Company granted options to purchase 811,800 shares of common stock under the 2013 Plan, which were originally awarded on December 1, 2017, subject to and conditioned upon the approval by its stockholders of an increase in the number of shares authorized under the 2013 Plan. In addition, in June 2018, the Company granted options to purchase 3,339,300 shares of common stock under the 2013 Plan. These options have an exercise price equal to the closing price of the Company's common stock on the applicable award date, and generally vest as to 50% of the underlying shares on the first anniversary of the award, with the balance vesting monthly over the following year.
The assumptions used in the Black-Scholes option-pricing model are as follows:

	Stock Options
	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Weighted average grant date fair value (per share)	$41.38	$11.97	$39.11	$11.89
Risk-free interest rate	1.9%	2.8%	2.5%	2.8%
Expected dividend yield	0.0%	0.0%	0.0%	0.0%
Expected volatility	71.8%	71.5%	71.8%	71.4%
Expected term (in years)	6.0	5.6	6.0	5.7

	ESPP
	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Weighted average grant date fair value (per share)	$33.49	$9.62	$33.49	$9.62
Risk-free interest rate	2.3%	2.4%	2.3%	2.4%
Expected dividend yield	0.0%	0.0%	0.0%	0.0%
Expected volatility	75.9%	77.0%	75.9%	77.0%
Expected term (in years)	1.3	1.3	1.3	1.3

ESPP valuations using the Black-Scholes option-pricing model are performed on the grant date at the beginning of the purchase period which generally occurs in May and November of each year.
The following table summarizes the allocation of stock-based compensation expense included in the consolidated statement of operations (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Cost of sales	$1,379	$180	$2,427	$345
Selling, general & administrative	8,950	2,100	15,950	3,012
Research and development	2,084	418	3,779	533
Total	$12,413	$2,698	$22,156	$3,890

The total stock-based compensation expense capitalized as part of the cost of the Company’s inventories was $0.4 million and $0.4 million as of June 30, 2019 and December 31, 2018, respectively.
9. Commitments and Contingencies
From time to time, the Company may be subject to legal proceedings or regulatory matters arising in the ordinary course of business, including actions with respect to intellectual property, employment, regulatory, product liability and contractual matters. In connection with these proceedings or matters, the Company regularly assesses the probability and amount (or range) of possible issues based on the developments in these proceedings or matters. A liability is recorded in the consolidated financial statements if it is determined that it is probable that a loss has been incurred, and that the amount (or range) of the loss can be reasonably estimated. Because of the uncertainties related to any pending proceedings or matters, the Company is currently unable to predict their ultimate outcome and, with respect to any legal proceeding or regulatory matter where no liability has been accrued, to make a meaningful estimate of the reasonably possible loss (or range) of loss that could result from an adverse outcome. As of June 30, 2019 and December 31, 2018, there were no legal proceedings, regulatory matters, or other disputes or claims for which a material loss was considered probable or for which the amount (or range) of loss was reasonably estimable. However, regardless of the outcome, legal proceedings, regulatory matters, and other disputes and claims can have an adverse impact on the Company because of legal costs, diversion of management time and resources, and other factors.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
You should read the following discussion and analysis together with our financial statements and related notes in Part I, Item 1 of this Quarterly Report on Form 10-Q for the quarter ended June 30, 2019, or this Quarterly Report.
This Quarterly Report contains forward-looking statements within the meaning of the federal securities laws, which statements are subject to considerable risks and uncertainties. These forward-looking statements are intended to qualify for the safe harbor from liability established by the Private Securities Litigation Reform Act of 1995. All statements included or incorporated by reference in this Quarterly Report, other than statements of historical fact, are forward-looking statements. You can identify forward-looking statements by the use of words such as “may,” “will,” “could,” “anticipate,” “expect,” “intend,” “believe,” “continue” or the negative of such terms, or other comparable terminology. Forward-looking statements also include the assumptions underlying or relating to such statements. In particular, forward-looking statements contained in this Quarterly Report may relate to, among other things, our future or assumed financial condition, results of operations, liquidity, business forecasts and plans, research and product development plans, manufacturing plans, strategic plans and objectives, capital needs and financing plans, product launches, clinical trials, regulatory approvals and competitive environment. We caution you that the foregoing list may not include all of the forward-looking statements made in this Quarterly Report.
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
Overview
We are a medical device company with an innovative approach to the design, development and commercialization of products for people with insulin-dependent diabetes. We believe our competitive advantage is rooted in our consumer-focused approach, and the incorporation of modern and innovative technology into our product offerings. Our manufacturing, sales and support activities exclusively focus on our flagship pump platform, the t:slim X2 Insulin Delivery System, or t:slim X2, and our complementary product offerings. The simple-to-use t:slim X2 is based on our proprietary technology platform and is the smallest durable insulin pump available. It is the only pump currently available in the United States that is capable of remote feature updates, which positions us well to address the evolving needs and preferences of differentiated segments of the insulin-dependent diabetes market. By delivering innovative hardware and software solutions, as well as best-in-class customer support, we aim to improve and simplify the lives of people with diabetes and their healthcare providers.
We have commercially launched six insulin pumps in the United States since inception, all of which have been developed using our proprietary technology platform. Three of these pumps have featured continuous glucose monitoring technology, or CGM. In the past four years, we have shipped approximately 114,000 pumps, more than 17,000 of which were in international markets, which is representative of our estimated global installed customer base on the typical four-year reimbursement cycle.

During the third quarter of 2018, we began selling our t:slim X2 with G5 in Australia, Italy, New Zealand, Scandinavia (Denmark, Norway and Sweden), South Africa, Spain, and the United Kingdom. Direct sales efforts in Canada began in the fourth quarter of 2018. During the second quarter of 2019, we began selling our t:slim X2 with Basal-IQ technology in select geographies outside the United States.
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
For the six months ended June 30, 2019, and 2018, our consolidated sales were $159.3 million, and $61.4 million, respectively. For the six months ended June 30, 2019, and 2018, our net loss was $24.5 million, and $92.1 million, respectively. Worldwide pump sales accounted for 70% and 63% of our total sales, respectively, for the six months ended June 30, 2019 and 2018, while pump-related supplies and accessories accounted for the remainder in each year. Our accumulated deficit as of June 30, 2019 and December 31, 2018 was $624.6 million and $600.1 million, respectively. These amounts included $182.8 million and $147.4 million of non-cash stock-based compensation charges and non-cash changes in the fair value of common stock warrants as of June 30, 2019 and December 31, 2018, respectively.
In the United States, we have rapidly increased sales since our commercial launch by expanding our sales, clinical and marketing organization, by developing, commercializing and marketing multiple differentiated products that utilize our proprietary technology platform and consumer-focused approach, and by providing strong customer support. More recently, our sales have further increased following the scaled launch of t:slim X2 in geographies outside the United States. We believe that by demonstrating our product benefits and the shortcomings of existing insulin therapies, more people will choose our insulin pumps for their therapy needs, allowing us to further penetrate and expand the market both domestically and outside the United States. We also believe we are positioned well to address consumers’ needs and preferences with our current products and products under development and by offering customers access to our future innovations through the Tandem Device Updater, as they are approved by the United States Food and Drug Administration, or the FDA, and as we develop the capability to utilize the Tandem Device Updater to provide remote updates outside the United States. At the same time, by innovating and offering new product features and benefits using our t:slim X2 platform, we are able to leverage a shared global manufacturing and supply chain infrastructure. In the United States, we are able to leverage a single sales, marketing, and clinical organization, as well as our domestic customer support services. In Canada, we have a separate sales organization and customer support infrastructure, both of which benefit from close collaboration with our United States organization. In other international geographies, we have contracted with experienced distribution partners to commercialize and support our t:slim X2 platform.

Products Under Development
Our products under development support our strategy of focusing on both consumer and clinical needs, and include new AID systems, a next-generation hardware platform, and connected (mobile) health offerings. We intend to leverage our consumer-focused approach and proprietary technology platform to continue to develop products that have the features and functionalities that will allow us to meet the needs of people in differentiated segments of the insulin-dependent diabetes market, including the following:

•
t:slim X2 with Control IQ – Our second-generation AID system is expected to integrate our t:slim X2 with the technology that we licensed from TypeZero Technologies, LLC, or TypeZero, and Dexcom’s G6 CGM sensor. The integrated CGM, or iCGM, designation for the system also provides the opportunity for integration development efforts with future iCGM sensors that may become available in the market. With our implementation of TypeZero’s inControl AID algorithms, our product is intended to both increase and decrease basal insulin based on a user’s predicted blood glucose levels from a compatible iCGM sensor, as well as deliver automated correction boluses. In conjunction with Dexcom and TypeZero, which was acquired by Dexcom in August 2018, we have integrated our technologies into the U.S. portion of the Clinical Acceptance of the Artificial Pancreas, or DCLP3, portion of the International Diabetes Closed Loop, or the IDCL, trial. The 6-month study was completed in April 2019. In June 2019, positive results from this study were announced with significant time-in-range improvements. Subsequently, we filed a regulatory submission with the FDA for our t:slim X2 insulin pump with Control-IQ technology. Subject to FDA approval, our goal is to commence commercial sales of our t:slim X2 with Control-IQ technology in the United States in the fourth quarter of 2019. In addition, our t:slim X2 with Control-IQ technology has also been evaluated in several early pediatric studies and we are currently supporting a pivotal study among pediatric patients with type 1 diabetes that commenced in the first half of 2019.

•
t:sport Insulin Delivery System – Expected to be half the size of our t:slim X2 pump, the t:sport pump is being designed for people who seek even greater discretion and flexibility with the use of their insulin pump. We anticipate that t:sport will feature a 200-unit cartridge, an on-pump bolus button, a rechargeable battery, an AID algorithm, and a Bluetooth radio. t:sport is being designed for use with leading U-100 insulins, and we are evaluating the use of insulin concentrates to provide to people with greater insulin needs. t:sport is expected to utilize a pumping mechanism that differs from our current Micro-Delivery technology.

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

In the second quarter of 2019, we shipped 21,258 insulin pumps worldwide compared to 5,447 insulin pumps shipped in the second quarter of 2018. In the United States we have shipped more than 96,000 pumps within the four-year period ended June 30, 2019. Pump shipments to customers in the United States by fiscal quarter were as follows:

	Pump Units Shipped for Each of the Three Months Ended in Respective Years(1) - U.S.
	March 31	June 30	September 30	December 31	Total
2012	—	9	204	844	1,057
2013	852	1,363	1,851	2,406	6,472
2014	1,723	2,235	2,935	3,929	10,822
2015	2,487	3,331	3,431	6,234	15,483
2016(2)	4,042	4,582	3,896	4,418	16,938
2017(2)	2,816	3,427	3,868	6,950	17,061
2018	4,444	5,447	7,379	12,935	30,205
2019	9,669	12,799	N/A	N/A	22,468
Pump shipments to international customers by fiscal quarter were as follows:

	Pump Units Shipped for Each of the Three Months Ended in Respective Years(1) - International
	March 31	June 30	September 30	December 31	Total
2018	N/A	N/A	1,055	3,233	4,288
2019	5,063	8,459	N/A	N/A	13,522

(1)	The pump units shipped do not reflect returns or exchanges of pump products that occur in the ordinary course of business.

(2)	2016 and 2017 U.S. shipments do not include approximately 3,300 pump trade-ins fulfilled under the Technology Upgrade Program related to our commercial launch of t:slim X2.
Trends Impacting Financial Results
Overall, we have experienced considerable sales growth since the commercial launch of our first product in the third quarter of 2012, while incurring operating losses since our inception. Our operating results have historically fluctuated on a quarterly or annual basis, particularly in periods surrounding anticipated regulatory approvals, the commercial launch of new products by us and our competitors, and the commercial launch of our products in geographies outside the United States.
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

•
opportunity to attract customers of Animas Corporation, or Animas, following the announcement by Johnson & Johnson that it discontinued the operations of Animas and will discontinue availability of Animas pump supplies in late 2019;

•	designation by UnitedHealthcare of one of our competitors as its preferred, in-network durable medical equipment provider of insulin pumps for most customers age seven and above, and

•	expansion and new product launches in select international geographies.
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
In general, in the United States we have experienced, and expect to continue to experience, pump shipments being weighted heavily towards the second half of the year, with the highest percentage of pump shipments expected in the fourth quarter of the year due to the nature of the reimbursement environment. Consistent with our historical seasonality, we also expect domestic pump shipments from the fourth quarter to the following first quarter to decrease significantly. Internationally, we do not expect this same impact from seasonality. We also believe the opportunity to transition former Animas customers during 2019 has, and will continue to, impact our quarterly sales trends worldwide.
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
Cost of Sales
We manufacture our pumps and disposable cartridges at our manufacturing facility in San Diego, California. Infusion sets and pump accessories are manufactured by third-party suppliers. Cost of sales includes raw materials, labor costs, manufacturing overhead expenses, product training costs, freight, reserves for expected warranty costs, scrap and excess and obsolete inventories. Manufacturing overhead expenses include expenses relating to quality assurance, manufacturing engineering, material procurement, inventory control, facilities, equipment, information technology and operations supervision and management. We anticipate that our cost of sales will continue to increase as our product sales increase.
We expect our overall gross margin percentage, which for any given period is calculated as sales less cost of sales divided by sales, to improve over the long-term, as our sales increase and our overhead costs are spread over larger production volumes. We expect we will be able to leverage our manufacturing cost structure across our products that utilize the same proprietary technology platform and manufacturing infrastructure, and will be able to further reduce costs with increased automation, process improvements and raw materials cost reductions. Pumps have, and are expected to continue to have, a higher gross margin than our pump-related supplies. Therefore, the percentage of pump sales relative to total sales will have a significant impact on gross margin. We also expect our warranty costs per unit to decrease as we release additional product features and functionality utilizing the Tandem Device Updater. However, our overall gross margin may fluctuate in future quarterly periods as a result of numerous factors aside from those associated with production volumes and product mix. In addition, as demand for our products increases, we may make additional investments in manufacturing capacity or increase our reliance on third parties for manufacturing-related services, which could have a negative impact on gross margin.
Other factors impacting our overall gross margin may include, the changing percentage of products sold to distributors versus directly to individual customers, varying levels of reimbursement among third-party payors and in international markets, the timing and success of new regulatory approvals and product launches, the impact of the valuation and amortization of employee stock option grants on non-cash stock-based compensation expense allocated to cost of sales, warranty and training costs, cost associated with excess and obsolete inventories, and changes in our manufacturing processes, capacity, costs or output.

Selling, General and Administrative
Our selling, general and administrative, or SG&A, expenses primarily consist of salary, cash-based incentive compensation, fringe benefits and non-cash stock-based compensation for our executive, financial, legal, marketing, sales, clinical, customer support, technical services, insurance verification, regulatory affairs and other administrative functions. As of June 30, 2019, our field sales and clinical organization consisted of approximately 70 territories, and we began the process of expanding to approximately 80 territories to support an expected increase in demand in the second half of 2019. Territories in the United States are maintained by sales representatives and field clinical specialists, and supported by managed care liaisons, additional sales management and other customer support personnel. Our operations in Canada are supported by a direct sales force of approximately 10 field representatives. Other significant SG&A expenses include those incurred for product demonstration samples, commercialization activities associated with new product launches, travel, trade shows, outside legal fees, independent auditor fees, outside consultant fees, insurance premiums, facilities costs and information technology costs. Overall, we expect our SG&A expenses, including the cost of our customer support infrastructure, to increase as our customer base grows in the United States and in international markets. We will continue to evaluate and may further increase the number of our field sales and clinical personnel in order to optimize the coverage of our existing territories. Additionally, we realized a notable increase in non-cash stock-based compensation expense allocated to SG&A beginning in the third quarter of 2018 and again in the second quarter of 2019 due to the valuation of certain employee stock option grants and a significant increase in our stock price over the previous year. We expect higher non-cash stock-based compensation expense will be sustained in future quarters. Our SG&A expenses may also increase due to anticipated costs associated with additional compliance and regulatory reporting requirements.
Research and Development
Our research and development, or R&D, activities primarily consist of engineering and research programs associated with our products under development, as well as activities associated with our core technologies and processes. R&D expenses are primarily related to employee compensation, including salary, fringe benefits, non-cash stock-based compensation and temporary employee expenses. We also incur R&D expenses for supplies, development prototypes, outside design and testing services, depreciation, allocated facilities and information services, clinical trial costs, payments under our licensing, development and commercialization agreements and other indirect costs. We expect our R&D expenses to increase as we advance our products under development and develop new products and technologies, as well as continue to reflect a notable increase in non-cash stock-based compensation expense due to the valuation of certain employee stock option grants and a significant increase in our stock price over the previous year.
Other Income and Expense
Other income and expense primarily consist of changes in the fair value of certain warrants issued in our public offering of common stock in October 2017. In 2018, it also included interest expense and amortization of debt discount and issuance costs associated with our Amended and Restated Term Loan Agreement, or the Term Loan Agreement, with Capital Royalty Partners II, L.P. and its affiliated funds, or CRG. In August 2018, we fully repaid amounts due under the Term Loan Agreement. Prior to that, there was $82.7 million of outstanding principal under the Term Loan Agreement, which accrued interest at a rate of 11.5% per annum. As a result of the full repayment, we did not incur any interest expense or costs associated with the Term Loan Agreement subsequent to the third quarter of 2018. Other income also includes interest earned on our cash equivalents and short-term investments. We expect other income and expense to fluctuate from period to period primarily due to the revaluation of the outstanding Series A warrants, which expire in the fourth quarter of 2022.

Results of Operations

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands, except percentages)	2019	2018	2019	2018
Sales:
Domestic	$70,371	$34,126	$125,025	$61,402
International	22,884	—	34,225	—
Total sales	93,255	34,126	159,250	61,402
Cost of sales	43,351	19,039	75,993	34,912
Gross profit	49,904	15,087	83,257	26,490
Gross margin	54%	44%	52%	43%
Operating expenses:
Selling, general and administrative	40,565	22,628	75,524	43,541
Research and development	11,204	6,456	20,594	12,431
Total operating expenses	51,769	29,084	96,118	55,972
Operating loss	(1,865)	(13,997)	(12,861)	(29,482)
Other income (expense), net:
Interest and other income	786	299	1,543	390
Interest and other expense	(9)	(3,112)	(16)	(6,184)
Change in fair value of stock warrants	(424)	(42,549)	(13,170)	(56,777)
Total other income (expense), net	353	(45,362)	(11,643)	(62,571)
Net loss	$(1,512)	$(59,359)	$(24,504)	$(92,053)
Comparison of the Three Months Ended June 30, 2019 and 2018
Sales. For the three months ended June 30, 2019, sales were $93.3 million, which included $22.9 million of international sales. Sales were $34.1 million for the same period in 2018, when we did not yet have any international sales.
The total sales increase of $59.1 million was primarily driven by a 290% increase in worldwide pump shipments to 21,258 in the second quarter of 2019 compared to 5,447 in the second quarter of 2018. Worldwide pump shipments were positively impacted by strong demand for our products following the August 2018 domestic launch of t:slim X2 with Basal-IQ technology, and the commencement of commercial sales of t:slim X2 with G5 in select international geographies in the third quarter of 2018, as well as the fulfillment of certain international pump demand from backlog that began in 2018 due to supply constraints. Additionally, sales from pump-related supplies increased 113% primarily due to an overall increase in our installed base of customers reordering supplies.
Domestic sales by product were as follows (in thousands):

	Three Months Ended June 30,
	2019	2018
Pump	$48,806	$21,230
Infusion sets	14,735	8,754
Cartridges	6,710	4,036
Other	120	106
Total Domestic Sales	$70,371	$34,126

International sales by product were as follows (in thousands):

	Three Months Ended June 30,
	2019	2018
Pump	$16,955	$—
Infusion sets	3,484	—
Cartridges	2,290	—
Other	155	—
Total International Sales	$22,884	$—
Sales to distributors accounted for 74% and 77% of our total domestic sales for the three months ended June 30, 2019 and 2018, respectively. Our percentage of sales to distributors versus individual customers is principally determined by the mix of customers ordering our products within the period and whether or not we have a contractual arrangement with their underlying third-party insurance payor. Sales to international distributors accounted for the vast majority of our total international sales.
Cost of Sales and Gross Profit. Our cost of sales for the three months ended June 30, 2019 was $43.4 million resulting in gross profit of $49.9 million, compared to $19.0 million in cost of sales for the same period in 2018 resulting in gross profit of $15.1 million. The gross margin for the three months ended June 30, 2019 was 54% compared to 44% in the same period in 2018.
The increase in our gross profit for the three months ended June 30, 2019 was primarily the result of a 290% increase in pump shipments. Gross profit and gross margin also increased as a result of per unit manufacturing cost improvements from higher production volumes and overall manufacturing efficiencies gained from our new manufacturing facility which became fully operational at the beginning of 2018. Additionally, we recognized a notable increase in non-cash stock-based compensation expense allocated to cost of sales of $1.4 million in the three months ended June 30, 2019 compared to $0.3 million in the same period in 2018, due to the valuation of certain 2018 and 2019 employee stock option grants and a significant increase in our stock price. As a whole, other non-manufacturing costs, which primarily consist of warranty, freight and training costs, also reflected improvement on a per unit basis.
Selling, General and Administrative Expenses. SG&A expenses increased 79% to $40.6 million for the three months ended June 30, 2019 from $22.6 million for the same period in 2018. Employee-related expenses for our SG&A functions comprise the majority of SG&A expenses. The increase compared to 2018 was primarily the result of an $8.3 million increase in salaries, incentive compensation and other employee benefits due to an increase in personnel to support higher sales and our growing installed customer base, as well as an increase of $6.9 million in non-cash stock-based compensation. The increase in stock-based compensation expense for the three months ended June 30, 2019 to $9.0 million is primarily due to the valuation of certain 2018 and 2019 employee stock option grants and a significant increase in our stock price. This higher level of expense is expected to continue in future quarters.
Research and Development Expenses. R&D expenses increased 74% to $11.2 million for the three months ended June 30, 2019 from $6.5 million for the same period in 2018. The increase in R&D expenses was primarily the result of an increase in non-cash stock-based compensation allocated to R&D of $1.7 million, as well as an increase of $1.7 million in salaries, incentive compensation and other employee benefits due to an increase in personnel to support our product development efforts. The increase in stock-based compensation expense for the three months ended June 30, 2019 to $2.1 million is primarily due to the valuation of certain 2018 and 2019 employee stock option grants and a significant increase in our stock price. This higher level of expense is expected to continue in future quarters.
Other Income and Expense. Total other income for the three months ended June 30, 2019 was $0.4 million compared to total other expense of $45.4 million in the same period in 2018. Other expense for the three months ended June 30, 2019 primarily consisted of a $0.4 million revaluation loss from the change in the fair value of the Series A warrants. Other expense for the three months ended June 30, 2018 primarily consisted of a $42.5 million revaluation loss from the change in the fair value of certain warrants due to the significant appreciation of our stock price during the second quarter of 2018, and $3.1 million of interest expense associated with the Term Loan Agreement which was fully repaid in August 2018. Interest and other income consisted primarily of interest earned on our cash equivalents and short-term investments, for which our average invested balances were significantly higher during the second quarter of 2019 compared to the second quarter of 2018.

Comparison of the Six Months Ended June 30, 2019 and 2018
Sales. For the six months ended June 30, 2019, sales were $159.3 million, which included $34.2 million of international sales. Sales were $61.4 million for the same period in 2018, when we did not yet have any international sales.
The total sales increase of $97.8 million was primarily driven by a 264% increase in worldwide pump shipments to 35,990 in the first six months of 2019, compared to 9,891 in the first six months of 2018. Worldwide pump shipments were positively impacted by strong demand for our products following the August 2018 domestic launch of t:slim X2 with Basal-IQ technology, and the commencement of commercial sales of t:slim X2 with G5 in select international geographies in the third quarter of 2018, as well as the fulfillment of certain international pump demand from backlog that existed at the end of 2018 due to supply constraints. Additionally, sales from pump-related supplies increased 105% primarily due to an overall increase in our installed base of customers reordering supplies.
Domestic sales by product were as follows (in thousands):

	Six Months Ended June 30,
	2019	2018
Pump	$85,709	$38,323
Infusion sets	26,689	15,647
Cartridges	12,381	7,226
Other	246	206
Total Domestic sales	$125,025	$61,402
International sales by product were as follows (in thousands):

	Six Months Ended June 30,
	2019	2018
Pump	$26,161	$—
Infusion sets	4,781	—
Cartridges	3,112	—
Other	171	—
Total International sales	$34,225	$—
Sales to distributors accounted for 74% and 78% of our total domestic sales for the six months ended June 30, 2019 and 2018, respectively. Our percentage of sales to distributors versus individual customers is principally determined by the mix of customers ordering our products within the period and whether or not we have a contractual arrangement with their underlying third-party insurance payor. Sales to international distributors accounted for the vast majority of our total international sales.
Cost of Sales and Gross Profit. Our cost of sales for the six months ended June 30, 2019 was $76.0 million resulting in gross profit of $83.3 million, compared to $34.9 million in cost of sales for the same period in 2018 resulting in gross profit of $26.5 million. The gross margin for the six months ended June 30, 2019 was 52% compared to 43% in the same period in 2018.
The increase in our gross profit for the six months ended June 30, 2019 was primarily the result of a 264% increase in pump shipments. Gross profit and gross margin also increased as a result of per unit manufacturing cost improvements from higher production volumes and overall manufacturing efficiencies gained from our new manufacturing facility which became fully operational at the beginning of 2018. Additionally, we recognized a notable increase in non-cash stock-based compensation expense allocated to cost of sales of $2.4 million in the six months ended June 30, 2019 compared to $0.4 million in the same period in 2018, due to the valuation of certain 2018 and 2019 employee stock option grants and a significant increase in our stock price. As a whole, other non-manufacturing costs, which primarily consist of warranty, freight and training costs, also reflected improvement on a per unit basis.

Selling, General and Administrative Expenses. SG&A expenses increased 73% to $75.5 million for the six months ended June 30, 2019 from $43.5 million for the same period in 2018. Employee-related expenses for our SG&A functions comprise the majority of SG&A expenses. The increase compared to 2018 was primarily the result of a $14.3 million increase in salaries, incentive compensation and other employee benefits due to an increase in personnel to support our sales growth and growing installed customer base, as well as an increase of $12.9 million in non-cash stock-based compensation. The increase in stock-based compensation expense for the six months ended June 30, 2019 to $16.0 million is primarily due to the valuation of certain 2018 and 2019 employee stock option grants and a significant increase in our stock price. This higher level of expense is expected to continue in the future.
Research and Development Expenses. R&D expenses increased 66% to $20.6 million for the six months ended June 30, 2019 from $12.4 million for the same period in 2018. The increase in R&D expenses was primarily the result of an increase in non-cash stock-based compensation allocated to R&D of $3.2 million, as well as an increase of $3.2 million in salaries, incentive compensation and other employee benefits due to an increase in personnel to support our product development efforts. The increase in stock-based compensation expense for the six months ended June 30, 2019 to $3.8 million is primarily due to the valuation of certain 2018 and 2019 employee stock option grants and a significant increase in our stock price. This higher level of expense is expected to continue in the future.
Other Income and Expense. Total other expense for the six months ended June 30, 2019 and 2018 was $11.6 million and $62.6 million, respectively. Other expense for the six months ended June 30, 2019 primarily consisted of a $13.2 million revaluation loss from the change in the fair value of the Series A warrants due to the significant appreciation of our stock price during the first six months of 2019. Other expense for the six months ended June 30, 2018 primarily consisted of a $56.8 million revaluation loss from the change in the fair value of certain warrants, and $6.2 million of interest expense associated with the Term Loan Agreement which was fully repaid in August 2018. Interest and other income consisted primarily of interest earned on our cash equivalents and short-term investments, for which our average invested balances were significantly higher during the first six months of 2019 compared to the first six months of 2018.

Liquidity and Capital Resources
As of June 30, 2019, we had $131.4 million in cash and cash equivalents and short-term investments. We believe that our cash and cash equivalents and short-term investments balance is sufficient to satisfy our liquidity requirements for at least the next 12 months from the date of this filing.
Historically, our principal sources of cash have included private and public offerings of equity securities, debt financing, and cash collected from product sales. Since the beginning of 2018, we completed the following financing activities:

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

•
Between January 2018 and June 2019, we received proceeds of $29.9 million from the exercise of 8,829,035 outstanding warrants which were originally registered in a public offering of common stock in October 2017. As of June 30, 2019, there were warrants to purchase 417,515 shares outstanding relating to the October 2017 offering.

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
The following table shows a summary of our cash flows for the six months ended June 30, 2019 and 2018:

	Six Months Ended June 30,
(in thousands)	2019	2018
Net cash provided by (used in):
Operating activities	$(556)	$(18,995)
Investing activities	(13,883)	(37,337)
Financing activities	10,755	93,180
Effect of foreign exchange rate changes on cash	$15	$—
Total	$(3,669)	$36,848
Operating activities. Net cash used in operating activities was $0.6 million for the six months ended June 30, 2019, compared to $19.0 million for the same period in 2018. The decrease in net cash used in operating activities was primarily associated with a reduction in net loss when adjusted for non-cash expenses, particularly the change in the fair value of common stock warrants and stock-based compensation expense, offset by net changes in working capital. Our operating loss for the six months ended June 30, 2018 included $6.2 million in interest expense. Working capital changes in 2019 primarily consisted of increases in accounts receivable, inventories, and prepaid and other current assets, offset by an increase in other long-term liabilities related to accrued warranty. Accounts receivable increased to $48.4 million at June 30, 2019 from $35.2 million at December 31, 2018, as a result of higher sales in the second quarter of 2019 as compared to the fourth quarter of 2018. Inventories increased to $27.3 million at June 30, 2019 from $19.9 million at December 31, 2018, as a result of our strategic plan to rebuild inventory levels following the strong sales demand in the fourth quarter of 2018.
Investing activities. Net cash used by investing activities was $13.9 million for the six months ended June 30, 2019, which was primarily related to purchases of short-term investments of $74.2 million, offset by $68.5 million in proceeds from maturities and sales of short-term investments, and $8.2 million in purchases of property and equipment. Net cash used in investing activities was $37.3 million for the six months ended June 30, 2018, which was primarily related to purchases of short-term investments of $40.5 million offset by $4.3 million in proceeds from maturities and sales of short-term investments.
Financing activities. Net cash provided by financing activities was $10.8 million for the six months ended June 30, 2019, which primarily consisted of $10.4 million in proceeds from the issuance of common stock under Company stock plans. Net cash provided by financing activities was $93.2 million for the six months ended June 30, 2018, which consisted primarily of net proceeds of approximately $64.0 million from the public offering of our common stock in February 2018, as well as proceeds of $29.2 million from the exercise of Series A and Series B warrants issued in connection with our public offering of common stock in October 2017.
Our liquidity position and capital requirements are subject to fluctuation based on a number of factors, including the following:

•	our ability to generate sales, the timing of those sales, the mix of products sold and the collection of receivables from period to period;

•	the timing and amount of any additional financings, including the exercise of the remaining Series A warrants and proceeds from the issuance of equity awards pursuant to employee stock plans;

•	fluctuations in gross margins and operating margins; and

•	fluctuations in working capital, including changes in accounts receivable, inventories, accounts payable, employee related liabilities, and operating lease liabilities.

Our primary short-term capital needs are expected to include expenditures related to:

•	support of our commercialization efforts related to our current and future products;

•	expansion of our customer support resources for our growing installed customer base;

•	research and product development efforts, including clinical trial costs;

•	acquisition of equipment and other fixed assets;

•	additional facilities leases and manufacturing equipment to support business growth and increase manufacturing capacity; and

•	payments under our licensing, development and commercialization agreements.
Although we believe the foregoing items reflect our most likely uses of cash in the short-term, we cannot predict with certainty all of our particular cash uses or the timing or amount of cash used. In addition, from time to time we may consider opportunities to acquire other products or technologies that may enhance our product platform or technology, expand the breadth of our markets or customer base, or advance our business strategies. Any such transaction may require short-term expenditures that may impact our capital needs. If for any reason our cash and cash equivalents balances, or cash generated from operations is insufficient to satisfy our working capital requirements, we may in the future be required to seek additional capital from public or private offerings of our capital stock, or we may elect to borrow amounts under new credit lines or from other sources. If we issue equity or debt securities to raise additional funds, our existing stockholders may experience dilution, we may incur significant financing or debt service costs, and the new equity or debt securities may have rights, preferences and privileges senior to those of our existing stockholders. There can be no assurance that financing will be available on acceptable terms, or at all. Our ability to raise additional financing may be negatively impacted by a number of factors, including our recent and projected financial results, recent changes in and volatility of our stock price, perceptions about the dilutive impact of financing transactions, the competitive environment in our industry, and uncertainties regarding the regulatory environment.
Indebtedness
Repayment of Term Loan Agreement
In August 2018, we fully repaid our term loan with CRG pursuant to the Term Loan Agreement. The balance of the outstanding debt at the time of repayment was $82.7 million. The repayment included approximately $1.1 million in accrued interest and $5.0 million in associated financing fees that became due. Therefore, we did not have any borrowings outstanding under the Term Loan Agreement as of June 30, 2019 and December 31, 2018. At the time of repayment, the remaining $5.3 million debt discount balance associated with the financing fees and certain debt issuance costs was accelerated and recognized as a loss on extinguishment of debt during the third quarter of 2018.
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
As of June 30, 2019, we did not have any off-balance sheet arrangements.

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
Because of the short-term maturities of our financial instruments, we do not believe that an increase or decrease in market interest rates would have any significant impact on the realized value of our investment portfolio. If a 10% change in interest rates were to have occurred on June 30, 2019, this change would not have had a material effect on the fair value of our investment portfolio as of that date.
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
As of June 30, 2019, we carried out an evaluation under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based on this evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of June 30, 2019.
Changes in Internal Control over Financial Reporting
There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) during the quarter ended June 30, 2019 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
PART II. OTHER INFORMATION

Item 1.	Legal Proceedings
From time to time, we are involved in various legal proceedings, disputes and other claims arising in the ordinary course of our business, including actions with respect to intellectual property, employment, product liability and contractual matters. Although the results of legal proceedings, disputes and other claims cannot be predicted with certainty, we currently believe that the final outcome of these ordinary course matters will not, individually or in the aggregate, have a material adverse effect on our business, financial position, results of operations, cash flows or future prospects. However, regardless of the outcome, legal proceedings, disputes and other claims can have an adverse impact on us because of legal costs, diversion of management time and resources, and other factors.

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

Risks Related to our Business and our Industry
We have incurred significant operating losses since inception and cannot assure you that we will achieve profitability.*
Since our inception in January 2006, we have incurred a significant net loss. As of June 30, 2019, we had an accumulated deficit of $624.6 million. To date, we have financed our operations primarily through public and private offerings of our equity securities, debt financing, and cash collected from sales of our products. We have devoted substantially all of our resources to the development and commercialization of our products, the scaling of our manufacturing operations and commercial organization, the research and development of our current products and products under development, and the assembly of a management team to manage our business.
We began commercial sales of our first commercial product, the t:slim Insulin Delivery System, or t:slim, in the third quarter of 2012. In October 2016, we launched t:slim X2, our flagship pump platform, and in August 2017, we commenced commercial sales of t:slim X2 with Dexcom G5 Mobile CGM integration. The t:slim X2 hardware platform now represents nearly 100% of new pump shipments. In June 2018, we received FDA approval to sell our new t:slim X2 with Basal-IQ technology, which is integrated with Dexcom G6 CGM, and commenced sales and shipments of the t:slim X2 with Basal-IQ technology in the United States during the third quarter of 2018. Outside the United States, we have been selling our t:slim X2 with G5 integration in select markets since the third quarter of 2018 and in the second quarter of 2019 we commenced sales and shipments of our t:slim X2 with Basal-IQ technology in a subset of those markets.
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
To implement our business strategy and achieve consistent profitability, we need to, among other things, increase sales of our products and the gross profit associated with those sales, maintain an appropriate customer service and support infrastructure, fund ongoing research and development activities, create additional efficiencies in our manufacturing processes, and obtain regulatory clearance or approval to commercialize our products currently under development both domestically and internationally. We expect our expenses will continue to increase as we pursue these objectives and make investments in our business. Additional increases in our expenses without commensurate increases in sales could significantly increase our operating losses.
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

If the third parties on which we increasingly rely to assist us with our current and anticipated pre-clinical development or clinical trials do not perform as expected, we may not be able to obtain regulatory clearance or approval or commercialize our products.*
As our clinical infrastructure expands, we expect to increasingly rely on third parties, such as contract research organizations, medical institutions, clinical investigators and contract laboratories to conduct some of our current and anticipated pre-clinical investigations and clinical trials. If we are not able to reach mutually acceptable agreements with these third parties on a timely basis, or these third parties do not successfully carry out their commitments or regulatory obligations or meet expected deadlines, or the quality or accuracy of the data they obtain is compromised due to the failure to adhere to agreed-upon clinical protocols or regulatory requirements or for other reasons, our pre-clinical development activities or clinical trials may be extended, delayed, suspended or terminated, and we may not be able to obtain regulatory clearance or approval for, or successfully commercialize, our products on a timely basis, if at all, and our business, operating results and prospects may be adversely affected. In particular, we are relying on data from the U.S. portion of the Clinical Acceptance of the Artificial Pancreas (DCLP3) portion of the IDCL Trial, to support our development of t:slim X2 with Control IQ technology. We may also rely on data from other portions of the larger IDCL Trial to support additional regulatory submissions. The IDCL Trial is being conducted entirely by third parties over which we have little or no control or influence. In the event that the ongoing aspects of the IDCL Trial are not performed on a timely basis, or if the quality or accuracy of the data obtained from the IDCL Trial is compromised due to the failure to adhere to clinical protocols or regulatory requirements or for other reasons, our development activities for t:slim X2 with Control IQ technology may be negatively impacted.
We are increasingly dependent on clinical investigators and clinical sites to enroll patients in our current and anticipated clinical trials, and the failure to successfully complete the clinical trials could prevent us from obtaining regulatory approvals for or commercializing our products.*
As part of our product development efforts, we expect to increasingly rely on clinical investigators and clinical sites to enroll patients in our clinical trials and other third parties to manage such trials and to perform related data collection and analysis. However, we may not be able to control the amount and timing of resources that clinical sites may devote to our clinical trials, especially with respect to the ongoing portions of the IDCL Trial that we intend to rely upon for the development of t:slim X2 with Control IQ technology. If these clinical investigators and clinical sites fail to enroll a sufficient number of patients, fail to ensure compliance by patients with clinical protocols, or fail to comply with regulatory requirements, we may be unable to successfully complete our clinical trials, which could prevent us from obtaining regulatory approvals for our products and commercializing our products, which would have an adverse impact on our business.
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
We expect to face complexities frequently encountered by companies in competitive and rapidly-evolving markets, which may make it difficult to evaluate our business and forecast our future sales and operating results.*
We operate in a competitive and rapidly-evolving market. Important industry changes, such as the FDA approval and launch of new products by our competitors and the announcement by Johnson & Johnson that it is discontinuing the operations of Animas and exiting the insulin pump business, as well as changes specific to our business, such as the timing of our launch of new products currently in development and our potential expansion of commercial sales in international markets , combine to make it more difficult for us to predict our future sales and operating results, as well as our expected timeframe to achieve profitability. In assessing our business prospects, you should consider these factors as well as the various risks and difficulties frequently encountered by companies in competitive and rapidly evolving markets, particularly those facing growth companies that manufacture and sell medical devices.
These risks include our ability to:

•	implement and execute our business strategy;

•
manage and improve the productivity of our sales, clinical, marketing and customer service infrastructure to grow sales of our existing and proposed products, and enhance our ability to provide service and support to our customers;

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
As demand for our products increases, and as the number of our commercial products expands, we will have to invest additional resources to purchase components, hire and train employees, and enhance our manufacturing processes and quality systems. We may also increase our utilization of external third-parties to perform contracted manufacturing services for us and we will need to acquire additional custom designed equipment to support the expansion of our manufacturing capacity. In addition, although we expect some of our products under development to share product features and components with our current products, manufacturing of these products may require modification of our production lines, hiring of specialized employees, identification of new suppliers for specific components, qualifying and implementing additional equipment and procedures, obtaining new regulatory approvals, or developing new manufacturing technologies. Ultimately, it may not be possible for us to manufacture these products at a cost or in quantities sufficient to make these products commercially viable.
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
Our business operations are primarily located in San Diego, California, and any disruption at one of our facilities could adversely affect our business and operating results.*
Substantially all of our current operations are conducted in San Diego, California, including our manufacturing processes, research and development activities, customer and technical support, and management and administrative functions. In addition, the majority of our inventories of component supplies and finished goods is stored at one facility in San Diego. We also store finished goods at certain third-party warehouses in California and Texas for the fulfillment of certain customer orders. We take precautions to safeguard our facilities, including by acquiring insurance, employing back-up generators, adopting health and safety protocols and utilizing off-site storage of computer data. However, vandalism, terrorism or a natural disaster, such as an earthquake, fire or flood, or other catastrophic event, could damage or destroy our manufacturing equipment or our inventories of component supplies and finished goods, cause substantial delays in our operations, result in the loss of key information, result in reduced sales, and cause us to incur additional expenses. Our insurance coverage may not be sufficient to provide coverage with respect to the damages incurred in any particular case, and our insurance carrier may deny coverage with respect to all or a portion of our claims. Regardless of the level of insurance coverage or other precautions taken, damage to our facilities may have a material adverse effect on our business, financial condition and operating results.
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
Any significant disruptions to our information technology systems, or failures of our pumps’ software to perform as we anticipate, could have an adverse effect on our business, financial condition and operating results.*
The efficient operation of our business depends on our information technology systems. We rely on our information technology systems to effectively manage sales and marketing data, accounting and financial functions, manufacturing and quality records, inventory management, product development tasks, research and development data, customer service and technical support functions. Our information technology systems, including those that support t:connect, our current and future mobile applications, as well as those involved in the operation of our Tandem Device Updater, are vulnerable to damage or interruption from earthquakes, fires, floods and other natural disasters, terrorist attacks, attacks by computer viruses or hackers, power losses, and computer system or data network failures, any of which could adversely impact the availability, confidentiality and integrity of information assets contained in those systems. In addition, our currently-marketed insulin pumps and our products currently under development contain software which could be subject to computer virus, hacker attacks or other failures. These risks significantly increased after July 2016, when we received FDA clearance of our Tandem Device Updater, which enables customers to remotely update software on their insulin pumps. We may also face new risks relating to our information technology systems as we begin to commercialize our products outside the United States and are subject to additional regulations relating to the use and protection of personal information and as we launch new mobile applications.

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
If we are found to have violated laws concerning the privacy and security of patient health information or other personal information, we could be subject to civil or criminal penalties, which could increase our liabilities and harm our reputation or our business.
There are a number of domestic and international laws protecting the privacy and security of personal information, including the U.S. Health Insurance Portability and Accountability Act of 1996, or HIPAA, and related regulations, Canada’s Personal Information Protection and Electronic Documents Act, referred to as PIPEDA, and the EU General Data Protection Regulation, commonly known as GDPR. These laws place limits on how we may collect, use, share and store medical information and other personal information, and they impose obligations to protect that information against unauthorized access, use, loss, and disclosure.
If we, or any of our service providers who have access to the personal data for which we are responsible, are found to be in violation of the privacy or security requirements of HIPAA, PIPEDA, or GDPR, we could be subject to civil or criminal penalties, which could increase our liabilities, harm our reputation and have a material adverse effect on our business, financial condition and operating results. We believe we are in substantial compliance with applicable laws, however, even compliant entities can experience security breaches or have inadvertent failures despite employing reasonable practices and safeguards.

We may also face new risks relating to data privacy and security as the United States, individual U.S states, E.U. member states, and other international jurisdictions adopt or implement new data privacy and security laws and regulations as we begin to commercialize our products worldwide. As we continue to expand, our business will need to adapt to meet these and other similar legal requirements.
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
Risks Related to our Financial Results and Need for Financing
We may need to raise additional funds in the future and if we are unable to raise additional funds when necessary, we may not be able to achieve our strategic objectives.*
At June 30, 2019, we had $131.4 million in cash, cash equivalents and short-term investments. Our management expects the continued growth of our business, including the expansion of our customer service infrastructure to support our growing base of customers, our plans to expand commercial sales of our products outside the United States, the growth of our manufacturing and warehousing operations and additional research and development activities, will continue to increase our expenses. In addition, the amount of our future product sales is difficult to predict and actual sales may not be in line with our forecasts. Accordingly, our future capital requirements will depend on many factors, including:

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
There has been and may continue to be meaningful variability in our operating results from quarter to quarter, as well as within each quarter, especially around the time of anticipated new product launches or regulatory approvals by us or our competitors, and as a result of the commercial launch of our product in geographies outside the United States. Our operating results, and the variability of these operating results, will be affected by numerous factors, including:

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

Risks Related to our Intellectual Property and Potential Litigation
Our ability to protect our intellectual property and proprietary technology is uncertain.*
We rely primarily on patent, trademark and trade secret laws, as well as confidentiality and non-disclosure agreements, to protect our proprietary technologies. As of June 30, 2019, our patent portfolio consisted of approximately 74 issued U.S. patents and 69 pending U.S. patent applications. Of these, our issued U.S. patents expire between approximately 2021 and 2036. We also have and are seeking patent protection for our proprietary technologies in other countries throughout the world. In addition, we have 11 U.S. trademark registrations and 15 foreign trademark registrations.
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
In addition, the FDA may change its clearance and approval policies, adopt additional regulations or revise existing regulations, or take other actions which may prevent or delay approval or clearance of our products under development or impact our ability to modify our currently cleared or approved products on a timely basis. For example, based on feedback from the FDA, in February 2019 we received approval of a de novo 510(k) application to down-classify the t:slim X2 to a Class II device, under the new insulin pump classification referred to as ACE pumps, and we intend to separately file a PMA for our implementation of the Control-IQ technology. Ultimately, the FDA may not support our new regulatory filing strategy.
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
The PPACA substantially changed the way healthcare is financed by both governmental and private insurers, encourages improvements in the quality of healthcare items and services, and significantly impacts the medical device industry. However, a number of legislative changes have been proposed and adopted since the PPACA was enacted, and legislation has also been proposed that could modify or repeal the PPACA. The uncertainties regarding the future of the PPACA, and other healthcare reform initiatives, may have an adverse effect on our customers’ purchasing decisions regarding our products.
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
Effective internal controls over financial reporting are necessary for us to provide reliable financial reports and, together with adequate disclosure controls and procedures, are designed to prevent fraud. Any failure to implement required new or improved controls, or difficulties encountered in their implementation could cause us to fail to meet our reporting obligations. In addition, any testing by us conducted in connection with Section 404(a) of the Sarbanes-Oxley Act, or any testing conducted by our independent registered public accounting firm in connection with Section 404(b) of the Sarbanes-Oxley Act may reveal deficiencies in our internal controls over financial reporting that are deemed to be material weaknesses or that may require prospective or retroactive changes to our consolidated financial statements or identify other areas for further attention or improvement. Inferior internal controls could also cause investors to lose confidence in our reported financial information, which could have a negative effect on the trading price of our common stock.
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

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds
None.

Item 3.	Defaults Upon Senior Securities
None.

Item 4.	Mine Safety Disclosures
Not applicable.

Item 5.	Other Information
None.

Item 6.	Exhibits

		Incorporated by Reference				Provided Herewith
Exhibit Number	Exhibit Description	Form	File No.	Date of First Filing	Exhibit Number
10.1	First Amendment to Lease Agreement, dated May 17, 2019, by and between Tandem Diabetes Care, Inc. and TREA PACIFIC PLAZA, LLC					X
31.1	Certification of John F. Sheridan, Chief Executive Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					X
31.2	Certification of Leigh A. Vosseller, Chief Financial Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					X
32.1**	Certification of John F. Sheridan, Chief Executive Officer, pursuant to U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					X
32.2**	Certification of Leigh A. Vosseller, Chief Financial Officer, pursuant to U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					X
101.INS	XBRL Instance Document.					X
101.SCH	XBRL Taxonomy Extension Schema Document.					X
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.					X
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.					X
101.LAB	XBRL Taxonomy Extension Label Linkbase Document.					X
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.					X

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

Tandem Diabetes Care, Inc.

Dated: August 1, 2019	By:	/s/ John F. Sheridan
John F. Sheridan President and Chief Executive Officer (on behalf of the registrant and as the registrant’s Principal Executive Officer)

	By:	/s/ Leigh A. Vosseller
Leigh A. Vosseller Executive Vice President, Chief Financial Officer and Treasurer (on behalf of the registrant and as the registrant’s Principal Financial and Accounting Officer)