Form 10-Q
period 2019-09-30
TANDEM DIABETES CARE INC
filed 2019-11-04
CIK 1438133

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
____________________________________________________________________________________________
FORM 10-Q
_____________________________________________________________________________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended September 30, 2019
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.                                                                                                          ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No   ☒
As of October 30, 2019, there were 59,092,861 shares of the registrant’s Common Stock outstanding.

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
TANDEM DIABETES CARE, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except par value)

	September 30,	December 31,
	2019	2018
	(Unaudited)	(Note 1)
Assets
Current assets:
Cash and cash equivalents	$46,060	$41,826
Short-term investments	110,887	87,201
Accounts receivable, net	45,325	35,193
Inventories, net	40,732	19,896
Prepaid and other current assets	3,594	3,769
Total current assets	246,598	187,885
Property and equipment, net	28,072	17,151
Operating lease right-of-use assets	16,577	—
Patents, net	885	1,130
Other long-term assets	515	128
Total assets	$292,647	$206,294
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$16,314	$6,824
Accrued expenses	7,978	3,930
Employee-related liabilities	28,207	24,030
Deferred revenue	8,187	4,600
Common stock warrants	23,283	17,926
Operating lease liabilities	5,951	—
Other current liabilities	10,346	8,978
Total current liabilities	100,266	66,288
Deferred rent - long-term	—	3,799
Operating lease liabilities - long-term	15,258	—
Other long-term liabilities	10,129	4,932
Total liabilities	125,653	75,019
Commitments and contingencies (Note 9)
Stockholders’ equity:
Common stock, $0.001 par value; 200,000 shares authorized, 59,029 and 57,554 shares issued and outstanding at September 30, 2019 (unaudited) and December 31, 2018, respectively.	59	57
Additional paid-in capital	794,324	731,306
Accumulated other comprehensive income (loss)	91	(13)
Accumulated deficit	(627,480)	(600,075)
Total stockholders’ equity	166,994	131,275
Total liabilities and stockholders’ equity	$292,647	$206,294
See accompanying notes to unaudited condensed consolidated financial statements.

TANDEM DIABETES CARE, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
(Unaudited)
(In thousands, except per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Sales	$94,657	$46,264	$253,907	$107,667
Cost of sales	43,974	24,468	119,967	59,381
Gross profit	50,683	21,796	133,940	48,286
Operating expenses:
Selling, general and administrative	44,649	29,506	120,173	73,048
Research and development	12,038	7,999	32,632	20,430
Total operating expenses	56,687	37,505	152,805	93,478
Operating loss	(6,004)	(15,709)	(18,865)	(45,192)
Other income (expense), net:
Interest and other income	914	443	2,457	833
Interest and other expense	(60)	(1,401)	(76)	(7,585)
Loss on extinguishment of debt	—	(5,313)	—	(5,313)
Change in fair value of stock warrants	2,321	(12,265)	(10,849)	(69,042)
Total other income (expense), net	3,175	(18,536)	(8,468)	(81,107)
Loss before income taxes	(2,829)	(34,245)	(27,333)	(126,299)
Income tax expense	72	—	72	—
Net loss	$(2,901)	$(34,245)	$(27,405)	$(126,299)
Other comprehensive loss:
Unrealized gain (loss) on short-term investments	$(60)	$(19)	$91	$(13)
Foreign currency translation gain (loss)	(11)	—	13	—
Comprehensive loss	$(2,972)	$(34,264)	$(27,301)	$(126,312)

Net loss per share, basic	$(0.05)	$(0.62)	$(0.47)	$(2.81)
Net loss per share, diluted	$(0.09)	$(0.62)	$(0.47)	$(2.81)

Weighted average shares used to compute basic net loss per share	58,801	55,615	58,268	44,993
Weighted average shares used to compute diluted net loss per share	59,196	55,615	58,268	44,993
See accompanying notes to unaudited condensed consolidated financial statements.

TANDEM DIABETES CARE, INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT)
(Unaudited)
(In thousands)

Three Months Ended September 30, 2019

	Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Total Stockholders’ Equity
	Shares	Amount
Balance at June 30, 2019	58,589	$58	$769,704	$162	$(624,579)	$145,345
Exercise of stock options	440	1	7,033	—	—	7,034
Fair value of common stock warrants at time of exercise	—	—	13	—	—	13
Stock-based compensation	—	—	17,574	—	—	17,574
Foreign currency translation	—	—	—	(11)	—	(11)
Unrealized loss on short-term investments	—	—	—	(60)	—	(60)
Net loss	—	—	—	—	(2,901)	(2,901)
Balance at September 30, 2019	59,029	$59	$794,324	$91	$(627,480)	$166,994

Nine Months Ended September 30, 2019

	Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Total Stockholders’ Equity
	Shares	Amount
Balance at December 31, 2018	57,554	$57	$731,306	$(13)	$(600,075)	$131,275
Exercise of stock options	1,214	2	14,510	—	—	14,512
Exercise of common stock warrants	93	—	326	—	—	326
Issuance of common stock for Employee Stock Purchase Plan	168	—	2,951	—	—	2,951
Fair value of common stock warrants at time of exercise	—	—	5,492	—	—	5,492
Stock-based compensation	—	—	39,739	—	—	39,739
Foreign currency translation	—	—	—	13	—	13
Unrealized gain on short-term investments	—	—	—	91	—	91
Net loss	—	—	—	—	(27,405)	(27,405)
Balance at September 30, 2019	59,029	$59	$794,324	$91	$(627,480)	$166,994
See accompanying notes to unaudited condensed consolidated financial statements.

Three Months Ended September 30, 2018

	Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Total Stockholders’ Equity
	Shares	Amount
Balance at June 30, 2018	53,186	$53	$595,463	$6	$(569,518)	$26,004
Issuance of common stock in public offering, net of underwriter’s discount and offering costs	4,035	4	108,916			108,920
Exercise of stock options	31	—	467			467
Exercise of common stock warrants	112	—	393			393
Fair value of common stock warrants at time of exercise	—	—	3,913			3,913
Stock-based compensation	—	—	9,996			9,996
Unrealized loss on short-term investments	—	—		(19)		(19)
Net loss	—	—			(34,245)	(34,245)
Balance at September 30, 2018	57,364	$57	$719,148	$(13)	$(603,763)	$115,429

Nine Months Ended September 30, 2018

	Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Total Stockholders’ Equity (Deficit)
	Shares	Amount
Balance at December 31, 2017	10,119	$10	$448,455	$—	$(477,614)	$(29,149)
Adjustment to retained earnings from adoption of ASC 606	—	—	—	—	150	150
Issuance of common stock in public offering, net of underwriter’s discount and offering costs	38,535	39	172,890	—	—	172,929
Exercise of stock options	32	—	470	—	—	470
Exercise of common stock warrants	8,598	8	29,552	—	—	29,560
Fair value of common stock warrants at time of exercise	—	—	53,831	—	—	53,831
Stock-based compensation	80	—	13,950	—	—	13,950
Unrealized loss on short-term investments	—	—	—	(13)	—	(13)
Net loss	—	—	—	—	(126,299)	(126,299)
Balance at September 30, 2018	57,364	$57	$719,148	$(13)	$(603,763)	$115,429
See accompanying notes to unaudited condensed consolidated financial statements.

TANDEM DIABETES CARE, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(In thousands)

	Nine Months Ended September 30,
	2019	2018
Operating activities
Net loss	$(27,405)	$(126,299)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization expense	4,430	4,353
Interest expense related to amortization of debt discount and debt issuance costs	—	1,721
Provision for allowance for doubtful accounts	1,468	1,017
Provision for inventories reserve	1,508	397
Change in fair value of common stock warrants	10,849	69,042
Amortization of premium (discount) on short-term investments	(302)	783
Stock-based compensation expense	39,386	13,427
Loss on extinguishment of debt	—	5,313
Other	42	155
Changes in operating assets and liabilities:
Accounts receivable, net	(11,588)	(1,913)
Inventories, net	(21,990)	2,752
Prepaid and other current assets	(17)	(823)
Other long-term assets	(387)	(39)
Accounts payable	7,131	1,083
Accrued expenses	4,045	1,098
Employee-related liabilities	4,173	2,741
Deferred revenue	3,587	1,178
Other current liabilities	2,335	1,100
Deferred rent	—	(571)
Other long-term liabilities	5,198	1,033
Net cash provided by (used in) operating activities	22,463	(22,452)
Investing activities
Purchases of short-term investments	(126,307)	(100,550)
Proceeds from maturities of short-term investments	96,495	18,500
Proceeds from sales of short-term investments	6,550	—
Purchases of property and equipment	(12,792)	(2,098)
Net cash used in investing activities	(36,054)	(84,148)
Financing activities
Principal payments on notes payable	—	(87,711)
Proceeds from public offering, net of offering costs	—	172,929
Proceeds from exercise of common stock warrants	327	29,536
Proceeds from issuance of common stock under Company stock plans	17,462	473
Net cash provided by financing activities	17,789	115,227
Effect of foreign exchange rate changes on cash	36	—
Net increase in cash and cash equivalents and restricted cash	4,234	8,627
Cash and cash equivalents and restricted cash at beginning of period	41,826	23,700
Cash and cash equivalents at end of period	$46,060	$32,327
Supplemental disclosures of cash flow information
Interest paid	$—	$5,841
Supplemental schedule of non-cash investing and financing activities
Right-of-use assets obtained in exchange for operating lease obligations	$11,445	$—
Property and equipment included in accounts payable	$2,484	$57
See accompanying notes to unaudited condensed consolidated financial statements.

TANDEM DIABETES CARE, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
1. Organization and Basis of Presentation
The Company
Tandem Diabetes Care, Inc. is a medical device company with an innovative approach to the design, development and commercialization of products for people with insulin-dependent diabetes. The Company is incorporated in the state of Delaware. Unless the context requires otherwise, the terms the “Company” or “Tandem” refer to Tandem Diabetes Care, Inc., together with its wholly-owned subsidiary in Canada.
The Company manufactures, sells and supports insulin pump products that are designed to address the evolving needs and preferences of differentiated segments of the insulin-dependent diabetes market. The Company’s manufacturing, sales and support activities principally focus on the t:slim X2 Insulin Delivery System (t:slim X2), the Company’s flagship pump platform which is capable of remote feature updates and is designed to display continuous glucose monitoring (CGM) sensor information directly on the pump home screen. The Company’s insulin pump products are compatible with the Tandem Device Updater, a Mac and PC-compatible tool for the remote update of the Company's insulin pump software. The Company’s insulin pump products are generally considered durable medical equipment and have an expected lifespan of at least four years. In addition to insulin pumps, the Company sells disposable products that are used together with the pumps and are replaced every few days, including cartridges for storing and delivering insulin, and infusion sets that connect the insulin pump to a user’s body.
The Company began commercial sales of its first product, t:slim, in August 2012 and subsequently commercialized t:flex in May 2015, t:slim G4 in September 2015 and t:slim X2 in October 2016. The t:slim X2 hardware platform now represents 100% of new pump shipments, but the Company continues to provide ongoing service and support to existing t:slim, t:slim G4 and t:flex customers. In August 2017, the Company received approval from the United States Food and Drug Administration (FDA) for the integration of t:slim X2 with the Dexcom G5 Mobile CGM system. In June 2018, the Company received FDA approval for t:slim X2 with Basal-IQ technology, the Company’s first-generation Automated Insulin Delivery (AID) algorithm, and the first insulin pump designated as compatible with integrated CGM (known as iCGM) devices. The Company commenced commercial sales of t:slim X2 with Basal-IQ technology integrated with the Dexcom G6 CGM in August 2018.
During the third quarter of 2018, the Company commenced sales of the t:slim X2 with G5 integration through distribution partners in select European countries, in addition to Australia, New Zealand and South Africa. Direct sales efforts in Canada began in the fourth quarter of 2018. During the second quarter of 2019, the Company began selling the t:slim X2 with Basal-IQ technology in select geographies outside of the United States.
As of September 30, 2019, the Company had $156.9 million in cash, cash equivalents and short-term investments. The Company has incurred operating losses since its inception and had an accumulated deficit of $627.5 million as of September 30, 2019, which included a net loss of $27.4 million for the nine months ended September 30, 2019. Management believes that the cash, cash equivalents and short-term investments on hand will be sufficient to satisfy the Company’s liquidity requirements for at least the next 12 months from the date of this filing.
The Company’s ability to execute on its business strategy, meet its future liquidity requirements, and achieve and maintain profitable operations, is dependent on a number of factors, including its ability to continue to gain market acceptance of its products and achieve a level of revenues adequate to support its cost structure, achieve renewal pump sales objectives, develop and launch new products, expand the commercialization of products into new international markets, maximize manufacturing efficiencies, satisfy increasing production requirements, leverage the investments made in its sales, clinical, marketing and customer support organizations, and operate its business and manufacture and sell products without infringing on third party intellectual property rights.

The Company has funded its operations primarily through private and public offerings of equity securities, and through debt financing which has since been fully repaid. The Company may in the future seek additional capital from public or private offerings of equity or debt securities, or it may elect to borrow capital under new credit arrangements or from other sources. If the Company issues equity or debt securities to raise additional funds, its existing stockholders may experience dilution, it may incur significant financing or debt service costs, and the new equity or debt securities may have rights, preferences and privileges senior to those of its existing stockholders. There can be no assurance that equity or debt financing will be available on acceptable terms, or at all.
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
2. Summary of Significant Accounting Policies
There have been no material changes to the Company's significant accounting policies during the nine months ended September 30, 2019, as compared to those disclosed in the Annual Report other than adoption of the new lease accounting standard effective January 1, 2019 (See Note 6, “Leases”).
Use of Estimates
The preparation of the consolidated financial statements in conformity with U.S. GAAP requires management to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses and the disclosure of contingent assets and liabilities in the Company’s consolidated financial statements and accompanying notes as of the date of the consolidated financial statements. Some of those judgments can be subjective and complex, and therefore, actual results could differ materially from those estimates under different assumptions or conditions.
Segment Reporting
Operating segments are identified as components of an enterprise about which discrete financial information is available for evaluation by the chief operating decision-maker (CODM) in making decisions regarding resource allocation and assessing performance. The Company’s current product offering consists primarily of insulin pumps, disposable cartridges and infusion sets for the storage and delivery of insulin. The Company views its operations and manages its business as one segment as key operating decisions and resource allocations are made by the CODM using consolidated financial data.
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

Fair Value of Financial Instruments
The Company believes the carrying amounts of cash and cash equivalents, accounts receivable, accounts payable, accrued expenses, and employee-related liabilities are reasonable estimates of their fair values because of the short-term nature of these assets and liabilities. Short-term investments are carried at fair value. The Company believes the fair value of its operating lease liabilities at September 30, 2019 approximated their carrying value, based on the borrowing rates that were available for loans with similar terms as of that date. The estimated fair value of certain of the Company’s common stock warrants was determined using a Black-Scholes pricing model as of September 30, 2019 and December 31, 2018 (see Note 5, “Fair Value Measurements”).
Revenue Recognition
Revenue is generated primarily from sales of insulin pumps, disposable cartridges and infusion sets to individual customers and third-party distributors that resell the products to insulin-dependent diabetes customers.
In January 2018, the Company adopted the Revenue from Contracts with Customers Standard which superseded existing revenue guidance under U.S. GAAP and International Financial Reporting Standards. Pursuant to the Revenue from Contracts with Customers Standard’s core principle, subsequent to January 1, 2018, the Company recognizes revenue when it transfers promised goods or services to customers in an amount that reflects the consideration to which the Company expects to be entitled in exchange for those goods or services. The Company elected to implement this new standard utilizing the modified retrospective method. Under this approach, the Company applied the new standard to all new contracts initiated on or after the effective date, and for contracts which had remaining obligations as of the effective date the Company recorded an adjustment to the opening balance of accumulated deficit. The accounting for the significant majority of the Company’s revenues was not impacted by the new guidance. On January 1, 2018, the Company recorded a net reduction to accumulated deficit in the amount of $149,000, to reflect the impact of the accounting change. Prior to the implementation of this new standard, revenue was recognized when persuasive evidence of an arrangement existed, delivery had occurred and title passed, the price was fixed or determinable, and collectability was reasonably assured.
The Company considers the individual deliverables in its product offering as separate performance obligations. The transaction price is determined based on the consideration expected to be received, based either on the stated value in contractual arrangements or the estimated cash to be collected in non-contracted arrangements. The Company allocates the consideration to the individual performance obligations and recognizes the consideration based on when the performance obligation is satisfied, considering whether or not this occurs at a point in time or over time. Generally, insulin pumps, cartridges, infusion sets and accessories are deemed performance obligations that are satisfied at a point in time when the customer obtains control of the promised good, which is upon delivery, while access to the complementary products, such as the t:connect cloud-based data management application and the Tandem Device Updater, are considered performance obligations satisfied over the typical four-year warranty period of the insulin pumps. There is no standalone value for these complementary products. Therefore, the Company determines their value by applying the expected cost plus a margin approach and then allocates the residual to the insulin pumps. At September 30, 2019 and December 31, 2018, $7.6 million and $3.8 million, respectively, were recorded as deferred revenue for these performance obligations that are satisfied over time.
Additionally, the Company offers a 30-day right of return to its customers from the date of shipment of any of its insulin pumps, provided a physician’s confirmation of the medical reason for the return is received. Estimated allowances for sales returns are based on historical returned quantities as compared to pump shipments in those same periods of return. The return rate is then applied to the sales of the current period to establish a reserve at the end of the period. The return rates used in the reserve are adjusted for known or expected changes in the marketplace when appropriate. The allowance for sales returns is recorded as a reduction of revenue and an increase in deferred revenue in the period in which the related sale is recorded. The amount recorded on the Company’s balance sheets for allowance for sales returns was $0.2 million and $0.3 million at September 30, 2019 and December 31, 2018, respectively. Actual product returns have not differed materially from estimated amounts reserved in the accompanying condensed consolidated financial statements.

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
As of September 30, 2019 and December 31, 2018, the warranty reserve was $16.1 million and $9.1 million, respectively. The following table provides a reconciliation of the change in product warranty liabilities from December 31, 2018 through September 30, 2019 (in thousands):

Balance at December 31, 2018	$9,138
Provision for warranties issued during the period	13,790
Settlements made during the period	(7,443)
Increases in warranty estimates	607
Balance at September 30, 2019	$16,092

Current portion	$5,963
Non-current portion	10,129
Total	$16,092

Stock-Based Compensation
Stock-based compensation cost is measured at the grant date based on the estimated fair value of the award, and the portion that is ultimately expected to vest is recognized as compensation expense over the requisite service period on a straight-line basis. The Company estimates the fair value of stock options issued under the Company’s Amended and Restated 2013 Stock Incentive Plan (2013 Plan), and the fair value of the employees’ purchase rights under the Company’s 2013 Employee Stock Purchase Plan (ESPP), using the Black-Scholes option-pricing model on the date of grant. The Black-Scholes option-pricing model requires the use of assumptions about a number of variables, including stock price volatility, expected term, dividend yield and risk-free interest rate. For awards that vest based on the achievement of service conditions, the Company recognizes expense using the straight-line method less estimated forfeitures based on historical experience.
Net Loss Per Share
Basic net loss per share is calculated by dividing the net loss by the weighted average number of shares of common stock that were outstanding for the period, without consideration of common stock equivalents. Diluted net loss per share is calculated in accordance with the treasury stock method and reflects the potential dilution that would occur if outstanding securities or other contracts to issue common stock were exercised or converted to common stock. Dilutive common stock equivalents are comprised of warrants, potential awards granted pursuant to the ESPP, and stock options outstanding under the Company’s equity incentive plans. For warrants that are recorded as a liability in the accompanying balance sheets, the calculation of diluted net loss per share requires that, to the extent the average market price of the underlying shares for the reporting period exceeds the exercise price of the warrants and the presumed exercise of the warrants is dilutive to loss per share for the period, an adjustment be made to net loss used in the calculation to remove the change in fair value of the warrants from the numerator for the period. Likewise, an adjustment to the denominator is required to reflect the related dilutive shares, if any, under the treasury stock method. For all periods presented other than the three months ended September 30, 2019, there is no difference in the number of shares used to calculate basic and diluted shares outstanding due to the Company’s net loss position. For the three months ended September 30, 2019, the net loss used in the calculation of diluted net loss per share was increased by $2.3 million to remove the decrease in fair value of common stock warrants based on the dilutive effect of assumed exercise, and the denominator was increased by 394,433 shares calculated under the treasury stock method.

Potentially dilutive securities not included in the calculation of diluted net loss per share (because inclusion would be anti-dilutive) are as follows (in thousands, in common stock equivalent shares):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Warrants to purchase common stock	293	710	710	710
Options to purchase common stock	6,234	5,155	5,868	3,031
Awards granted under the ESPP	134	61	45	24
	6,661	5,926	6,623	3,765

Recent Accounting Pronouncements
In June 2016, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) No. 2016-13, Financial Instruments – Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments, which modifies the measurement and recognition of credit losses for most financial assets and certain other instruments. The new standard requires the use of forward-looking expected credit loss models based on historical experience, current conditions, and reasonable and supportable forecasts that affect the collectability of the reported amount, which may result in earlier recognition of credit losses under the new standard. The new standard also requires that credit losses related to available-for-sale debt securities be recorded as an allowance through net income (loss) rather than reducing the carrying amount under the current, other-than-temporary-impairment model. The standard is effective for public business entities for annual periods beginning after December 15, 2019, and interim periods within those years. The Company plans to implement the new standard in the first quarter of 2020, and is in the process of reviewing its credit loss models to assess the impact of the adoption of the standard on its consolidated financial statements.
In August 2018, the FASB issued ASU No. 2018-13, Fair Value Measurement: Disclosure Framework – Changes to the Disclosure Requirements for Fair Value Measurement, which adds and modifies certain disclosure requirements for fair value measurements. Under the new guidance, entities will no longer be required to disclose the amount of and reasons for transfers between Level 1 and Level 2 of the fair value hierarchy, or valuation processes for Level 3 fair value measurements. However, public companies will be required to disclose the range and weighted average of significant unobservable inputs used to develop Level 3 fair value measurements, and related changes in unrealized gains and losses included in other comprehensive income. The updated guidance is effective for annual periods beginning after December 15, 2019, and interim periods within those periods, with early adoption permitted. The Company is in the process of assessing the impact of the adoption of the updated guidance on its consolidated financial statements, as well as whether to early adopt the new standard.
In August 2018, the FASB issued ASU No. 2018-15, Customer's Accounting for Implementation Costs Incurred in a Cloud Computing Arrangement That Is a Service Contract, which changes the accounting for implementation costs incurred in a cloud computing arrangement that is a service contract. The updated guidance aligns the requirements for capitalizing implementation costs incurred in a hosting arrangement with the requirements for capitalizing implementation costs incurred to develop or obtain internal-use software. The implementation costs should be presented as a prepaid asset on the balance sheets and expensed over the term of the hosting arrangement. The updated guidance is effective for annual periods beginning after December 15, 2019, and interim periods within those periods, with early adoption permitted. The Company is in the process of assessing the impact of the adoption of the updated guidance on its consolidated financial statements.

3. Short-Term Investments
The Company invests in marketable securities, principally debt instruments of the U.S. Government, and financial institutions and corporations with strong credit ratings. The following represents a summary of the estimated fair value of short-term investments as of September 30, 2019 and December 31, 2018 (in thousands):

At September 30, 2019	Maturity (in years)	Amortized Cost	Gross Unrealized Gain	Gross Unrealized Loss	Estimated Fair Value
Available-for-sale securities:
Commercial paper	Less than 1	$24,997	$10	$(3)	$25,004
U.S. Government-sponsored enterprise	Less than 2	21,830	9	(4)	21,835
U.S. Treasury securities	Less than 1	12,710	18	—	12,728
Corporate debt securities	Less than 2	51,242	83	(5)	51,320
Total		$110,779	$120	$(12)	$110,887

At December 31, 2018	Maturity (in years)	Amortized Cost	Unrealized Gain	Unrealized Loss	Estimated Fair Value
Available-for-sale securities:
Commercial paper	Less than 1	$53,559	$—	$(22)	$53,537
U.S. Treasury securities	Less than 1	17,937	—	(2)	17,935
Corporate debt securities	Less than 1	15,718	12	(1)	15,729
Total		$87,214	$12	$(25)	$87,201

The Company has classified all marketable securities, regardless of maturity, as short-term investments based upon the Company's ability and intent to use any and all of those marketable securities to satisfy the Company's current liquidity requirements.

The Company periodically reviews the portfolio of available-for-sale debt securities to determine if any investment is other-than-temporarily impaired due to changes in credit risk or other potential valuation concerns. The Company believes that the short-term investments held at September 30, 2019 were not other-than-temporarily impaired. Unrealized losses on available-for-sale debt securities at that date were not significant and were due to changes in interest rates, including credit spreads, and not due to increased credit risks associated with specific securities. The Company does not intend to sell the available-for-sale debt securities that are in an unrealized loss position, and it is not more likely than not that the Company will be required to sell these debt securities before recovery of their amortized cost bases, which may be at maturity.
4. Inventories
Inventories consisted of the following as of September 30, 2019 and December 31, 2018 (in thousands):

	September 30, 2019	December 31, 2018
Raw materials	$12,488	$6,622
Work-in-process	11,051	2,710
Finished goods	17,192	10,564
Total	$40,732	$19,896

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

The following table presents information about the Company’s financial assets and liabilities measured at fair value on a recurring basis as of September 30, 2019 and December 31, 2018, and indicates the fair value hierarchy of the valuation techniques utilized by the Company to determine such fair value (in thousands):

		Fair Value Measurements at September 30, 2019
		(Level 1)	(Level 2)	(Level 3)
Assets
Cash equivalents(1)	$37,987	$37,987	$—	$—
Commercial paper	25,004	—	25,004	—
U.S. Government-sponsored enterprise	21,835	—	21,835	—
U.S. Treasury securities	12,728	12,728	—	—
Corporate debt securities	51,320	—	51,320	—
Total assets	$148,874	$50,715	$98,159	$—

Liabilities
Common stock warrants	$23,283	$—	$—	$23,283
Total liabilities	$23,283	$—	$—	$23,283

		Fair Value Measurements at December 31, 2018
		(Level 1)	(Level 2)	(Level 3)
Assets
Cash equivalents(1)	$37,373	$37,373	$—	$—
Commercial paper	53,537	—	53,537	—
U.S. Treasury securities	17,935	17,935	—	—
Corporate debt securities	15,729	—	15,729	—
Total assets	$124,574	$55,308	$69,266	$—
Liabilities
Common stock warrants	$17,926	$—	$—	$17,926
Total liabilities	$17,926	$—	$—	$17,926

(1)	Generally, cash equivalents include money market funds and investments with a maturity of three months or less from the date of purchase.
The Company’s Level 2 financial instruments are valued using market prices on less active markets with observable valuation inputs such as interest rates and yield curves. The Company obtains the fair value of Level 2 financial instruments from quoted market prices, calculated prices or quotes from third-party pricing services. The Company validates these prices through independent valuation testing and review of portfolio valuations provided by the Company’s investment managers. There were no transfers between Level 1 and Level 2 assets during the nine months ended September 30, 2019 and 2018.
The Company’s Level 3 liabilities at September 30, 2019 and December 31, 2018 include the Series A warrants issued by the Company in connection with the public offering of common stock in October 2017. The Series A warrants have a term of five years and initially provided holders the right to purchase 4,630,000 shares of the Company’s common stock at an exercise price of $3.50 per share. The Series A warrants were initially valued in the aggregate amount of $5.2 million on the date of issuance utilizing a Black-Scholes pricing model.
The Company reassesses the fair value of the outstanding Series A warrants at each reporting date utilizing a Black-Scholes pricing model. Variables used in the pricing model include the market price of the Company’s common stock and estimates of stock price volatility, dividend yield, expected warrant term and risk-free interest rate. The Company develops its estimates based on publicly available historical data. The assumptions used to estimate the fair values of the outstanding Series A warrants at September 30, 2019 and December 31, 2018 are presented below:

	September 30, 2019	December 31, 2018
Risk-free interest rate	1.6%	3.0%
Expected dividend yield	0.0%	0.0%
Expected volatility	83.3%	78.3%
Expected term (in years)	3.0	3.8

The following table presents a summary of changes in the fair value of the Company’s Level 3 financial liabilities for the nine months ended September 30, 2019 and 2018:

	Nine Months Ended September 30,
	2019	2018
Balance at beginning of period	$17,926	$5,432
Increase in fair value included in change in fair value of common stock warrants	10,849	69,042
Decrease in fair value from warrants exercised during the period	(5,492)	(53,831)
Balance at end of period	$23,283	$20,643

During the nine months ended September 30, 2019, the Company issued 93,470 shares of common stock upon the exercise of Series A warrants. During the nine months ended September 30, 2018, the Company issued 8,598,076 shares of common stock upon the exercise of certain warrants issued in October 2017, and 13,450 warrants expired unexercised. As of September 30, 2019, there were Series A warrants outstanding to purchase 417,315 shares of the Company's common stock (see Note 8, “Stockholders’ Equity”).

6. Leases
In February 2016, the FASB issued ASU No. 2016-02, Leases. The new standard and its related amendments (collectively referred to as ASC 842) requires lessees to recognize right-of-use assets and corresponding lease liabilities for all leases with lease terms of greater than 12 months. It also changed the definition of a lease and expanded the disclosure requirements of lease arrangements. In July 2018, the FASB added a transition option for implementation of the standard that allowed companies to continue to use the legacy guidance in ASC 840, Leases, including its disclosure requirements, in the comparative periods presented in the year of adoption. The new standard must be adopted using the modified retrospective approach and was effective for the Company starting in the first quarter of fiscal 2019. The Company elected the transition option and certain practical expedients, and recognized a cumulative-effect transition adjustment for the recognition of right-of-use leased assets and corresponding operating lease liabilities of $12.4 million on the consolidated balance sheets upon adoption of the standard as of January 1, 2019. The Company did not restate prior periods. Deferred rent of $1.0 million and $3.8 million as of January 1, 2019 was reclassified from other current liabilities and deferred rent long-term, respectively, to a reduction of the right-of-use leased assets in connection with the adoption of the standard.
The Company's leases consist primarily of operating leases for general office space, laboratory, manufacturing, and warehouse facilities, and equipment. Leases with an initial term of 12 months or less are not recorded on the balance sheets. The Company recognizes lease expense for these leases on a straight-line basis over the lease term. Because the Company's leases do not provide an implicit interest rate, the Company uses its incremental borrowing rate based on the information available at the lease commencement date in determining the present value of future lease payments. The Company used the incremental borrowing rate on January 1, 2019 for operating leases that commenced prior to that date. For lease agreements entered into or reassessed after the adoption of ASC 842, the Company combines lease and non-lease components.
Certain leases include an option to renew, with renewal terms that can extend the lease term for additional periods. The exercise of lease renewal options is at the Company's sole discretion. The depreciable life of assets and leasehold improvements are limited by the expected lease term, unless there is a transfer of title or purchase option that is reasonably certain to be exercised.
In January 2019, the Company entered into a lease agreement for approximately 25,332 square feet of additional general administrative office space (Initial Premises) located at 10935 Vista Sorrento Parkway, San Diego, California (Vista Sorrento Parkway Lease). The lease term for the Initial Premises commenced in March 2019 and expires in September 2022. In May 2019, the Company entered into a First Amendment to the Vista Sorrento Parkway Lease (First Amendment) to expand the leased premises by adding approximately 33,681 square feet of additional general administrative office space (Expansion Space), and to extend the lease term for the Initial Premises through December 2022. The lease term for the Expansion Space commenced in May 2019 and expires in December 2022. The Company has a one-time option to extend the term of the Vista Sorrento Parkway Lease, covering both the Initial Premises and the Expansion Space, for a period of four years. The Company recognized right-of-use leased assets and corresponding operating lease liabilities of $3.1 million on the consolidated balance sheets in the first quarter of 2019 related to the Initial Premises, and $4.5 million in the second quarter of 2019 related to the First Amendment to the Vista Sorrento Parkway Lease.
In March 2019, the Company entered into a lease agreement for approximately 40,490 square feet of space located at 6495 Marindustry Place, San Diego, California to house additional operations functions, including warehousing and shipping (Marindustry Place Lease). The lease term commenced in May 2019 and expires in April 2026. The Company has a one-time option to extend the term of the Marindustry Place Lease for a period of no less than three years and no more than five years. The Company recognized right-of-use leased assets and corresponding operating lease liabilities of $3.4 million on the consolidated balance sheets in the second quarter of 2019 related to the Marindustry Place Lease.

Future minimum lease payments under non-cancellable operating leases as of September 30, 2019 were as follows (in thousands):

Years Ending December 31,
2019 (remaining)	$867
2020	6,831
2021	7,100
2022	5,880
2023	1,991
Thereafter	1,577
Total future minimum lease payments	24,246
Less: amount representing interest	(3,037)
Present value of future minimum lease payments	21,209
Less: current portion of operating lease liabilities	(5,951)
Operating lease liabilities - long-term	$15,258

7. Term Loan Agreement
In August 2018, the Company fully repaid the term loan made by Capital Royalty Partners II, L.P. and its affiliated funds (CRG) pursuant to the Amended and Restated Term Loan Agreement (Term Loan Agreement). The balance of the outstanding debt during 2018 up until the time of repayment was $82.7 million. The repayment included approximately $1.1 million in accrued interest and approximately $5.0 million in associated financing fees that became due. As a result of the repayment, the Company did not have any borrowings outstanding under the Term Loan Agreement as of September 30, 2019 or December 31, 2018.
Under the Term Loan Agreement, interest was payable at the Company’s option, (i) in cash at a rate of 11.5% per annum, or (ii) at a rate of 9.5% of the 11.5% per annum in cash and 2.0% of the 11.5% per annum (PIK Loan) to be added to the principal of the loan and subject to accruing interest.
The Company entered into a series of amendments to the Term Loan Agreement between 2016 and 2018, which included the addition of a financing fee payable at the maturity of the Company’s loans, the issuance of 193,788 ten-year warrants to CRG to purchase shares of the Company’s common stock at an exercise price of $23.50 per share and certain other minimum financing covenants. The financing fee was applicable to the entire aggregate principal amount of borrowings outstanding, including total PIK Loans issued. As of September 30, 2019, the warrants to purchase 193,788 shares of the Company's common stock at an exercise price of $23.50 per share remained outstanding.
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

Shares Reserved for Future Issuance

The following shares of the Company’s common stock were reserved for future issuance as of September 30, 2019 (in thousands):

Shares underlying outstanding warrants	710
Shares underlying outstanding stock options	7,358
Shares authorized for future equity award grants	3,165
Shares authorized for issuance pursuant to awards granted under the ESPP	1,852
13,085

As of September 30, 2019, there were Series A warrants outstanding to purchase 417,315 shares of the Company's common stock at an exercise price of $3.50 per share, which were issued in connection with the October 2017 Financing, and which expire in October 2022. Also outstanding as of September 30, 2019, were warrants to purchase 193,788 shares of the Company's common stock at an exercise price of $23.50 per share, which were issued in March 2017, and which expire in March 2027 (see Note 7, “Term Loan Agreement”), and warrants to purchase 98,965 shares of the Company's common stock at an exercise price of $73.73 per share, which were issued between August 2011 and August 2012, and which expire between August 2021 and August 2022. The Company issued 200 and 93,470 shares of its common stock upon the exercise of warrants during the three and nine months ended September 30, 2019, respectively. The Company issued 8,603,321 shares of its common stock upon the exercise of warrants during the year ended December 31, 2018.
In both June 2019 and 2018, the Company received approval from its stockholders to increase the number of shares of its common stock reserved for issuance under the 2013 Plan by 5,000,000 and 5,500,000 shares, respectively. The Company issued 439,646 and 1,213,428 shares of its common stock upon the exercise of stock options during the three and nine months ended September 30, 2019, respectively. The Company issued 136,042 shares of its common stock upon the exercise of stock options during the year ended December 31, 2018.
The ESPP enables eligible employees to purchase shares of the Company's common stock using their after-tax payroll deductions, subject to certain conditions. Historically, offerings under the ESPP consisted of a two-year offering period with four six-month purchase periods which begin in May and November of each year. The Company previously suspended the ESPP in May 2017 due to a lack of available shares. In June 2018, the Company received approval from its stockholders to increase the number of shares of its common stock reserved for issuance under the ESPP by 2,000,000 shares. A new offering commenced under the ESPP on June 15, 2018, and the first purchase date was November 15, 2018. There were 168,165 shares of common stock purchased under the ESPP in the nine months ended September 30, 2019. There were 80,581 shares of common stock purchased under the ESPP during the year ended December 31, 2018.
Stock-Based Compensation
In June 2019, the Company granted options to purchase 1,644,715 shares of common stock under the 2013 Plan, which were originally awarded between February 2019 and June 2019, subject to and conditioned upon the approval by its stockholders of an increase in the number of shares of common stock reserved for issuance under the 2013 Plan. In total, the Company granted options to purchase 2,916,906 shares of common stock under the 2013 Plan during the nine months ended September 30, 2019. These options have an exercise price equal to the closing price of the Company's common stock on the applicable award date, and generally vest as to 25% of the underlying shares on the first anniversary of the award, with the balance of the options vesting monthly over the following three years.
In June 2018, the Company granted options to purchase 811,800 shares of common stock under the 2013 Plan, which were originally awarded on December 1, 2017, subject to and conditioned upon the approval by its stockholders of an increase in the number of shares of common stock authorized under the 2013 Plan. These options have an exercise price equal to the closing price of the Company's common stock on the applicable award date, and generally vest as to 50% of the underlying shares on the first anniversary of the award, with the balance of the options vesting monthly over the following year.

The Company also granted options to purchase 3,661,220 shares of common stock under the 2013 Plan during the nine months ended September 30, 2018. These options have an exercise price equal to the closing price of the Company's common stock on the applicable award date, and generally vest as to 25% of the underlying shares on the first anniversary of the award, with the balance of the options vesting monthly over the following three years, except with respect to options to purchase 3,389,300 shares of common stock granted in June 2018, which vest as to 50% of the underlying shares on the first anniversary of the award, with the balance of the options vesting monthly over the following year.
The assumptions used in the Black-Scholes option-pricing model are as follows:

	Stock Options
	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Weighted average grant date fair value (per share)	$38.74	$21.77	$39.08	$12.35
Risk-free interest rate	1.7%	2.8%	2.1%	2.8%
Expected dividend yield	0.0%	0.0%	0.0%	0.0%
Expected volatility	71.8%	70.5%	71.8%	71.4%
Expected term (in years)	6.1	6.1	6.0	5.7

	ESPP
	Nine Months Ended September 30,
	2019	2018
Weighted average grant date fair value (per share)	$33.49	$9.62
Risk-free interest rate	2.3%	2.4%
Expected dividend yield	0.0%	0.0%
Expected volatility	75.9%	77.0%
Expected term (in years)	1.3	1.3

The Company records stock-based compensation expense associated with the ESPP using the Black-Scholes option-pricing model. Valuations are performed on the grant date at the beginning of the purchase period, which generally occurs in May and November of each year.
The following table summarizes the allocation of stock-based compensation expense included in the consolidated statement of operations (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Cost of sales	$1,751	$784	$4,178	$1,129
Selling, general & administrative	13,110	6,821	29,060	9,833
Research and development	2,369	1,932	6,148	2,465
Total	$17,230	$9,537	$39,386	$13,427

The total stock-based compensation expense capitalized as part of the cost of the Company’s inventories was $0.8 million and $0.4 million as of September 30, 2019 and December 31, 2018, respectively.

9. Commitments and Contingencies
From time to time, the Company may be subject to legal proceedings or regulatory matters arising in the ordinary course of business, including actions with respect to intellectual property, employment, regulatory, product liability and contractual matters. In connection with these proceedings or matters, the Company regularly assesses the probability and amount (or range) of possible issues based on the developments in these proceedings or matters. A liability is recorded in the consolidated financial statements if it is determined that it is probable that a loss has been incurred, and that the amount (or range) of the loss can be reasonably estimated. Because of the uncertainties related to any pending proceedings or matters, the Company is currently unable to predict their ultimate outcome and, with respect to any legal proceeding or regulatory matter where no liability has been accrued, to make a reasonable estimate of the possible loss (or range of loss) that could result from an adverse outcome. As of September 30, 2019 and December 31, 2018, there were no legal proceedings, regulatory matters, or other disputes or claims for which a material loss was considered probable or for which the amount (or range) of loss was reasonably estimable. However, regardless of the outcome, legal proceedings, regulatory matters, and other disputes and claims can have an adverse impact on the Company because of legal costs, diversion of management time and resources, and other factors.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
You should read the following discussion and analysis together with our financial statements and related notes in Part I, Item 1 of this Quarterly Report on Form 10-Q for the quarter ended September 30, 2019 (Quarterly Report).
This Quarterly Report contains forward-looking statements within the meaning of the federal securities laws, which statements are subject to considerable risks and uncertainties. These forward-looking statements are intended to qualify for the safe harbor from liability established by the Private Securities Litigation Reform Act of 1995. All statements included or incorporated by reference in this Quarterly Report, other than statements of historical fact, are forward-looking statements. You can identify forward-looking statements by the use of words such as “may,” “will,” “could,” “anticipate,” “expect,” “intend,” “believe,” “continue” or the negative of such terms, or other comparable terminology. Forward-looking statements also include the assumptions underlying or relating to such statements. In particular, forward-looking statements contained in this Quarterly Report may relate to, among other things, our future or assumed financial condition, results of operations, liquidity, business forecasts and plans, research and product development plans, manufacturing plans, strategic plans and objectives, capital needs, financing plans and objectives, product launches, distribution plans, clinical trials, regulatory approvals and competitive environment. We caution you that the foregoing list may not include all of the forward-looking statements made in this Quarterly Report.
Our forward-looking statements are based on our management’s current assumptions and expectations about future events and trends, which affect or may affect our business, strategy, operations or financial performance. Although we believe that these forward-looking statements are based upon reasonable assumptions, they are subject to numerous known and unknown risks and uncertainties and are made in light of information currently available to us. Our actual financial condition and results could differ materially from those anticipated in these forward-looking statements as a result of various factors, including those set forth below in the section entitled “Risk Factors” in Part II, Item 1A, and elsewhere in this Quarterly Report, as well as the other public filings we make with the Securities and Exchange Commission. You should read this Quarterly Report with the understanding that our actual future financial condition and results may be materially different from and worse than what we expect.
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
Overview
We are a medical device company with an innovative approach to the design, development and commercialization of products for people with insulin-dependent diabetes. We believe our competitive advantage is rooted in our consumer-focused approach, and the incorporation of modern and innovative technology into our product offerings. Our manufacturing, sales and support activities principally focus on our flagship pump platform, the t:slim X2 Insulin Delivery System (t:slim X2), and our complementary product offerings. The simple-to-use t:slim X2 is based on our proprietary technology platform and is the smallest durable insulin pump available. It is the only pump currently available in the United States that is capable of remote feature updates, which positions us well to address the evolving needs and preferences of differentiated segments of the insulin-dependent diabetes market. By delivering innovative hardware and software solutions, as well as best-in-class customer support, we aim to improve and simplify the lives of people with diabetes and those of their healthcare providers.
We have commercially launched six insulin pumps in the United States since inception, all of which have been developed using our proprietary technology platform. Three of our insulin pumps have featured continuous glucose monitoring (CGM) technology, and one features an automated insulin delivery (AID) algorithm. In addition, the United States Food and Drug Administration (FDA) has classified two categories for the interoperability of devices for AID. In June 2018, the t:slim X2 was the first insulin pump designated as compatible with integrated continuous glucose monitoring (known as iCGM) devices, and in February 2019, the t:slim X2 was the first in a new device category called Alternate Controller Enabled Infusion Pumps (ACE pumps).

In the four-year period ended September 30, 2019, we shipped approximately 129,000 insulin pumps, which is representative of our estimated global installed customer base on the typical four-year reimbursement cycle. Approximately 107,000 of these pumps were shipped to customers in the United States and approximately 22,000 were shipped to international markets.
During the third quarter of 2018, we began selling our t:slim X2 with G5 integration through distribution partners in select European countries, in addition to Australia, New Zealand, and South Africa. Direct sales efforts in Canada began in the fourth quarter of 2018. During the second quarter of 2019, we began selling our t:slim X2 with Basal-IQ technology in select geographies outside of the United States.
We have discontinued sales of our original t:slim, t:slim G4 and t:flex pumps, and our t:slim X2 hardware platform now represents 100% of new pump shipments. However, we continue to provide pump supplies, and ongoing service and support to customers using our earlier products.
Our insulin pump products are generally considered durable medical equipment and have an expected lifespan of at least four years. In addition to insulin pumps, we sell disposable products that are used together with our pumps and are replaced every few days, including cartridges for storing and delivering insulin, and infusion sets that connect the insulin pump to a user’s body.
Our insulin pumps are compatible with the Tandem Device Updater, a revolutionary tool that allows pump users to update their pumps’ software quickly and easily from a personal computer. The Tandem Device Updater launched in the United States in the first quarter of 2017 and outside of the United States in the third quarter of 2019. This unique offering provides our in-warranty customers potential access to new and enhanced features and functionality faster than the industry has been able to in the past. The first use of our Tandem Device Updater was to provide t:slim pumps with enhanced features, including an expedited fill cycle. We set a new standard of care in our industry by offering existing in-warranty t:slim X2 customers in the United States two significant software updates: (i) integration with the Dexcom G5 Mobile CGM system in August 2017 and (ii) an upgrade to our new Basal-IQ technology and integration with Dexcom’s G6 CGM system in August 2018. We are preparing to offer these customers a third significant software update, Control-IQ technology, subject to FDA approval. Outside of the United States, we plan to begin offering Control-IQ technology to in-warranty t:slim X2 customers in the second half of 2020, subject to required regulatory and reimbursement approvals. Our Tandem Device Updater positions us to bring future innovations, including our next generation AID algorithms, to t:slim X2 customers independent of the typical four-year insurance pump reimbursement cycle.
For the nine months ended September 30, 2019 and 2018, our consolidated sales were $253.9 million and $107.7 million, respectively. For the nine months ended September 30, 2019 and 2018, our net loss was $27.4 million and $126.3 million, respectively. Worldwide pump sales accounted for 69% and 64% of our total sales, respectively, for the nine months ended September 30, 2019 and 2018, while pump-related supplies and accessories accounted for the remainder in each year. Our accumulated deficit as of September 30, 2019 and December 31, 2018 was $627.5 million and $600.1 million, respectively. These amounts included $197.7 million and $147.4 million of non-cash stock-based compensation charges and non-cash changes in the fair value of common stock warrants as of September 30, 2019 and December 31, 2018, respectively.
In the United States, we have rapidly increased sales since the commercial launch of our first product by expanding our sales, clinical and marketing organization, by developing, commercializing and marketing multiple differentiated products that utilize our proprietary technology platform and consumer-focused approach, and by providing strong customer support. Our sales have further increased following our scaled product launches in geographies outside of the United States. We believe that by demonstrating our product benefits and the shortcomings of existing insulin therapies, more people will choose our insulin pumps for their therapy needs, allowing us to further penetrate and expand the market both domestically and outside of the United States. In addition, we believe publications, such as the results from the study using Control-IQ technology that was published in the New England Journal of Medicine in October 2019, will be valuable in demonstrating the clinical outcome benefits derived from our system to healthcare providers and payors. We also believe we are positioned well to address consumers’ needs and preferences with our current products and products under development and by offering customers access to our future innovations through the Tandem Device Updater, as they are approved by the local regulating bodies. At the same time, by innovating and offering new product features and benefits using our t:slim X2 platform, we are able to leverage a shared global manufacturing and supply chain infrastructure. In the United States, we are able to leverage a single sales, marketing, and clinical organization, as well as our domestic customer support services. In Canada, we have a separate sales organization and our customer support infrastructure benefits from close collaboration with our United States organization. In other international geographies, we have contracted with experienced distribution partners to commercialize and support our t:slim X2 platform.

Products Under Development
Our products under development support our strategy of focusing on both consumer and clinical needs, and include a new AID system, a connected (mobile) health offerings and a next-generation hardware platform which we call the t:sport Insulin Delivery System. We intend to leverage our consumer-focused approach and proprietary technology platform to continue to develop products that have the features and functionality that will allow us to meet the needs of people in differentiated segments of the insulin-dependent diabetes market, including the following:

•
t:slim X2 with Control-IQ technology – Our second-generation AID system integrates our t:slim X2 with the technology that we licensed from TypeZero Technologies, LLC (TypeZero) and Dexcom’s G6 CGM sensor. Our product is intended to both increase and decrease basal insulin based on a user’s predicted blood glucose levels from a compatible iCGM sensor, as well as deliver automated correction boluses. In conjunction with Dexcom and TypeZero, which was acquired by Dexcom in August 2018, we have integrated our technologies into the U.S. portion of the Clinical Acceptance of the Artificial Pancreas (DCLP3) portion of the International Diabetes Closed Loop (IDCL) trial. The 6-month study was completed in April 2019. In June 2019, positive results from this study were announced with significant time-in-range improvements. Subsequently, we filed a regulatory submission with the FDA for our t:slim X2 insulin pump with Control-IQ technology. Subject to FDA approval, our goal is to commence commercial sales of our t:slim X2 with Control-IQ technology in the United States in the fourth quarter of 2019. We are also awaiting the results of two studies using the t:slim X2 with Control-IQ technology in pediatric populations, which we intend to use to support a future regulatory submission for a lower age indication.

•
Connected (Mobile) Health Offerings – We are currently developing a mobile application that is being designed to utilize the capability of the Bluetooth radio integrated with the t:slim X2 to wirelessly upload pump data to t:connect, receive notification of pump alerts and alarms, integrate other health-related information from third party sources, and support future pump-control capabilities for our products under development.

◦
We are preparing to launch the first generation of this mobile application in the United States in conjunction with our Control-IQ technology, which will allow for the wireless upload of data to t:connect. The t:connect application is intended to reduce patient burden and increase healthcare provider office efficiency by reducing the manual steps historically required for data extraction.

◦	Over time, we also intend to offer additional features and enhancements to the mobile application.

•
t:sport Insulin Delivery System – Approximately half the size of our t:slim X2 pump, the t:sport pump is being designed for people who seek even greater discretion and flexibility with the use of their insulin pump. We anticipate that t:sport will feature a 200-unit cartridge, an on-pump bolus button, a rechargeable battery, an AID algorithm, and a Bluetooth radio. t:sport is being designed for use with leading U-100 insulins, and we are evaluating the use of insulin concentrates to provide to people with greater insulin needs. t:sport is expected to utilize a pumping mechanism that differs from our current Micro-Delivery technology. We anticipate that t:sport will be our first insulin pump to support full pump-control from our mobile application, subject to FDA review and approval. A separate controller may be offered in addition to or in advance of full mobile control availability.

Pump Shipments
From inception through June 2018, we derived nearly all of our sales from the shipment of insulin pumps and associated supplies to customers in the United States. Starting in the third quarter of 2018, we commenced sales of our t:slim X2 insulin pump in select international geographies. We consider the number of insulin pump units shipped per quarter domestically and internationally to be an important metric for managing our business.
In the four-year period ended September 30, 2019, we shipped approximately 129,000 insulin pumps, of which approximately 107,000 were shipped to customers in the United States and approximately 22,000 were shipped to international markets. In the third quarter of 2019, we shipped 17,839 insulin pumps worldwide compared to 8,434 insulin pumps shipped in the third quarter of 2018. For the nine months ended September 30, 2019, we shipped 53,829 insulin pumps worldwide compared to 18,325 in the nine months ended September 30, 2018.
Pump shipments to customers in the United States by fiscal quarter were as follows:

	Pump Units Shipped for Each of the Three Months Ended in Respective Years(1) - U.S.
	March 31	June 30	September 30	December 31	Total
2012	—	9	204	844	1,057
2013	852	1,363	1,851	2,406	6,472
2014	1,723	2,235	2,935	3,929	10,822
2015	2,487	3,331	3,431	6,234	15,483
2016(2)	4,042	4,582	3,896	4,418	16,938
2017(2)	2,816	3,427	3,868	6,950	17,061
2018	4,444	5,447	7,379	12,935	30,205
2019	9,669	12,799	13,814	N/A	36,282
Pump shipments to international customers by fiscal quarter were as follows:

	Pump Units Shipped for Each of the Three Months Ended in Respective Years(1) - International
	March 31	June 30	September 30	December 31	Total
2018	N/A	N/A	1,055	3,233	4,288
2019	5,063	8,459	4,025	N/A	17,547

(1)	The pump units shipped do not reflect returns or exchanges of pump products that occur in the ordinary course of business.

(2)	2016 and 2017 U.S. shipments do not include approximately 3,300 pump trade-ins fulfilled under the Technology Upgrade Program related to our commercial launch of t:slim X2.
Trends Impacting Financial Results
Overall, we have experienced considerable sales growth since the commercial launch of our first product in the third quarter of 2012, while incurring operating losses since our inception. Our operating results have historically fluctuated on a quarterly or annual basis, particularly in periods surrounding anticipated regulatory approvals, the commercial launch of new products by us and our competitors, and the commercial launch of our products in geographies outside of the United States. We expect these periodic fluctuations in our operating results to continue.
We believe that our financial condition and operating results, as well as the decision-making process of our current and potential customers, has been and will continue to be impacted by a number of general trends, including the following:

•	market acceptance of our products and competitive products by people with insulin-dependent diabetes, their caregivers and healthcare providers;

•	the introduction of new products, treatment techniques or technologies for the treatment of diabetes, including the timing of the commercialization of new products by us and our competitors;

•
seasonality in the United States associated with annual insurance deductibles and coinsurance requirements associated with the medical insurance plans utilized by our customers and the customers of our distributors;

•	timing of holidays and summer vacations, which may vary by geography;

•	the buying patterns of our distributors and other customers, both domestically and internationally;

•	changes in the competitive landscape, including as a result of companies entering or exiting the diabetes therapy market;

•	access to adequate coverage and reimbursement for our current and future products by third-party payors, and reimbursement decisions by third-party payors;

•	the magnitude and timing of any changes to our facilities, manufacturing operations and other infrastructure;

•	anticipated and actual regulatory approvals of our products and competitive products; and

•	product recalls impacting, or the suspension or withdrawal of regulatory clearance or approval relating to, our products or the products of our competitors.
In addition to these general trends, we believe the following specific factors have materially impacted, and could continue to materially impact our business going forward:

•	continued increase in demand following the commercial launch of t:slim X2 and the demonstrated success of our Tandem Device Updater;

•	anticipated new product launches;

•	increased opportunity to achieve customer renewals as customers become eligible for insurance reimbursement to purchase a new insulin pump at the end of the typical four-year reimbursement cycle;

•
opportunity to attract customers of Animas Corporation (Animas) following the announcement by Johnson & Johnson that it discontinued the operations of Animas and discontinued availability of Animas pump supplies on September 30, 2019;

•	designation by UnitedHealthcare of one of our competitors as its preferred, in-network durable medical equipment provider of insulin pumps for most customers age seven and above;

•	ability to enter into and maintain agreements with CGM partners for CGM integration;

•	expansion and new product launches in select international geographies; and

•
ability to effectively scale our operations to support rapid growth, including expanding our facilities, increasing manufacturing capacity through third party manufacturers, and hiring and retaining employees in the customer service and support functions.

In addition to working to achieve our sales growth expectations, we intend to continue to leverage our infrastructure investments to realize additional manufacturing, sales, marketing and administration cost efficiencies with the goal of improving our operating margins and ultimately achieving sustained profitability. We achieved profitability for the first time in the fourth quarter of 2018, although we may be unable to achieve profitability from period to period. We believe we can ultimately achieve sustained profitability by driving incremental sales growth in U.S. and international markets, meeting our pump renewal sales objectives, increasing gross profits from additional sales of infusion sets, maximizing manufacturing efficiencies on increased production volumes, and leveraging the investments made in our sales, clinical, marketing and customer support organizations.

Recent Developments

Collaboration with Abbott

In October 2019, we and Abbott Laboratories (Abbott) announced that we intend to develop and commercialize integrated diabetes solutions that combine Abbott's glucose sensing technology with Tandem's innovative insulin delivery systems to provide additional treatment options for people with insulin-dependence to manage their diabetes. These development and commercialization plans are contingent on the negotiation of a definitive agreement, and while the parties are currently exploring a business relationship, there can be no assurance that an agreement will be reached or that any agreement will be on the terms that are currently being discussed.

International Diabetes Closed Loop trial using the t:slim X2 insulin pump with Control-IQ advanced hybrid closed-loop technology

In October 2019, the New England Journal of Medicine published results from the Protocol 3 study (DCLP3) of the National Institutes of Health (NIH)-funded International Diabetes Closed Loop (iDCL) trial using the t:slim X2 insulin pump with Control-IQ advanced hybrid closed-loop technology. The DCLP3 study was the first-ever large-scale, six-month closed-loop study that included a dedicated control group. The study concluded that over the six-month period, use of Control-IQ technology led to a higher percentage of time spent in range (70-180 mg/dL), less hyper- and hypoglycemia and better glycated hemoglobin (HbA1c) levels than use of a sensor augmented pump. No severe hypoglycemic events were reported, and 100% of participants completed the study. We believe publications such as this will be valuable in demonstrating the clinical outcome benefits derived from our system to people with insulin-dependent diabetes, healthcare providers and payors.

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
In the third quarter of 2018, we began selling our t:slim X2 with G5 through distribution partners in select European countries, Canada, Australia, New Zealand, and South Africa. During the second quarter of 2019, we began selling our t:slim X2 with Basal-IQ technology in select geographies outside of the United States. In Canada, we market with a direct sales force and, similar to the United States, use a distributor partner for certain billing and fulfillment activities. In other international markets, we expect that most of our commercial sales will initially be to independent distributors who will perform all sales, customer support and training in their respective markets. Historically, we have experienced consistent levels of reimbursement for our products in the United States, but we expect the average sales price will vary in international markets based on a number of factors, such as the geographical mix, nature of the reimbursement environment, government regulations and the extent to which we rely on distributor relationships to provide sales, clinical and marketing support.
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
In addition, our quarterly sales have fluctuated, and may continue to fluctuate, substantially in the periods surrounding anticipated and actual regulatory approvals and commercial launches of new products by us or our competitors. We believe customers may defer purchasing decisions if they believe a new product may be launched in the future. Additionally, upon the announcement of FDA approval or commercial launch of a new product, either by us or one of our competitors, potential new customers may reconsider their purchasing decisions or take additional time to consider the anticipated or new approval or product launch in making their purchasing decisions. For instance, we believe certain customers paused in their decision-making during the third quarter of 2019 in anticipation of the commercial availability of the t:slim X2 with Control-IQ technology. However, we are not able to quantify the extent of the impact of these or similar events on future purchasing decisions.

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
We expect our overall gross margin percentage, which for any given period is calculated as sales less cost of sales divided by sales, to improve over the long-term, as our sales increase and our overhead costs are spread over larger production volumes. We expect we will be able to leverage our manufacturing cost structure across our products that utilize the same proprietary technology platform and manufacturing infrastructure, and will be able to further reduce per unit costs with increased automation, process improvements and raw materials cost reductions. Pumps have, and are expected to continue to have, a higher gross margin than our pump-related supplies. Therefore, the percentage of pump sales relative to total sales will have a significant impact on gross margin. We also expect our warranty cost per unit to decrease as we release additional product features and functionality utilizing the Tandem Device Updater. However, our overall gross margin may fluctuate in future quarterly periods as a result of numerous factors aside from those associated with production volumes and product mix. In addition, as demand for our products increases, we have begun, and may continue, to make additional investments in manufacturing capacity or increase our reliance on third parties for manufacturing-related services, which could have a negative impact on gross margin.
Other factors impacting our overall gross margin may include the changing percentage of products sold to distributors versus directly to individual customers, varying levels of reimbursement among third-party payors in domestic and international markets, the timing and success of new regulatory approvals and product launches, the impact of the valuation and amortization of employee stock option grants on non-cash stock-based compensation expense allocated to cost of sales, warranty and training costs, licensing and royalty costs, cost associated with excess and obsolete inventories, and changes in our manufacturing processes, capacity, costs or output.
Selling, General and Administrative
Our selling, general and administrative (SG&A) expenses primarily consist of salary, cash-based incentive compensation, fringe benefits and non-cash stock-based compensation for our executive, financial, legal, marketing, sales, clinical, customer support, technical services, insurance verification, regulatory affairs and other administrative functions. We began expanding our U.S. field sales and clinical organization during the third quarter of 2019 to support an expected increase in demand. We expect to have approximately 90 territories by early 2020. Our existing territories are maintained by sales representatives and field clinical specialists, and supported by managed care liaisons, additional sales management and other customer support personnel. Our operations in Canada are supported by a direct sales force of approximately 10 field representatives. Other significant SG&A expenses include those incurred for product demonstration samples, commercialization activities associated with new product launches, travel, trade shows, outside legal fees, independent auditor fees, outside consultant fees, insurance premiums, facilities costs and information technology costs. Overall, we expect our SG&A expenses, including the cost of our customer support infrastructure, to increase as our customer base grows in the United States and international markets. We will continue to evaluate, and may further increase, the number of our field sales and clinical personnel in order to optimize the coverage of our existing territories. Additionally, we realized a notable increase in non-cash stock-based compensation expense allocated to SG&A beginning in the third quarter of 2018, and again in the second quarter of 2019, due to the valuation of certain employee stock option grants and the impact on the valuation of the significant increase in our stock price over the previous year. We expect higher non-cash stock-based compensation expense will be sustained in future quarters. Our SG&A expenses may also increase due to anticipated costs associated with additional compliance and regulatory reporting requirements.

Research and Development
Our research and development (R&D) activities primarily consist of engineering and research programs associated with our products under development, as well as activities associated with our core technologies and processes. R&D expenses are primarily related to employee compensation, including salary, fringe benefits, non-cash stock-based compensation and temporary employee expenses. We also incur R&D expenses for supplies, development prototypes, outside design and testing services, depreciation, allocated facilities and information services, clinical trial costs, payments under our licensing, development and commercialization agreements and other indirect costs. We expect our R&D expenses to increase as we advance our products under development and develop new products and technologies, as well as continue to reflect a notable increase in non-cash stock-based compensation expense due to the valuation of certain employee stock option grants and the impact on the valuation of the significant increase in our stock price over the previous year.
Other Income and Expense

Other income and expense primarily consists of changes in the fair value of certain warrants issued in our public offering of common stock in October 2017. In 2018, it also included interest expense and amortization of debt discount and debt issuance costs associated with our Amended and Restated Term Loan Agreement (Term Loan Agreement) with Capital Royalty Partners II, L.P. and its affiliated funds (CRG) and a $5.3 million loss on extinguishment of debt associated with the full repayment of amounts due under the Term Loan Agreement in August 2018. Prior to the repayment, there was $82.7 million of outstanding principal under the Term Loan Agreement, which accrued interest at a rate of 11.5% per annum. As a result of the full repayment, we did not incur any interest expense or costs associated with the Term Loan Agreement subsequent to the third quarter of 2018. Other income also includes interest earned on our cash equivalents and short-term investments. We expect other income and expense to fluctuate from period to period primarily due to the revaluation of the outstanding Series A warrants, which expire in the fourth quarter of 2022.

Results of Operations

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands, except percentages)	2019	2018	2019	2018
Sales:
Domestic	$78,842	$43,720	$203,867	$105,123
International	15,815	2,544	50,040	2,544
Total sales	94,657	46,264	253,907	107,667
Cost of sales	43,974	24,468	119,967	59,381
Gross profit	50,683	21,796	133,940	48,286
Gross margin	54%	47%	53%	45%
Operating expenses:
Selling, general and administrative	44,649	29,506	120,173	73,048
Research and development	12,038	7,999	32,632	20,430
Total operating expenses	56,687	37,505	152,805	93,478
Operating loss	(6,004)	(15,709)	(18,865)	(45,192)
Other income (expense), net:
Interest and other income	914	443	2,457	833
Interest and other expense	(60)	(1,401)	(76)	(7,585)
Loss on extinguishment of debt	—	(5,313)	—	(5,313)
Change in fair value of stock warrants	2,321	(12,265)	(10,849)	(69,042)
Total other income (expense), net	3,175	(18,536)	(8,468)	(81,107)
Loss before income taxes	(2,829)	(34,245)	(27,333)	(126,299)
Income tax expense	72	—	72	—
Net loss	$(2,901)	$(34,245)	$(27,405)	$(126,299)

Comparison of the Three Months Ended September 30, 2019 and 2018
Sales. For the three months ended September 30, 2019, sales were $94.7 million, which included $15.8 million of international sales. Sales were $46.3 million for the same period in 2018, which included $2.5 million of international sales (which commenced in that period).
The total sales increase of $48.4 million was primarily driven by a 112% increase in worldwide pump shipments to 17,839 in the third quarter of 2019 compared to 8,434 in the third quarter of 2018. Worldwide pump shipments were positively impacted by strong demand for our products following the August 2018 domestic launch of t:slim X2 with Basal-IQ technology, and the commencement of commercial sales in select international geographies beginning in the third quarter of 2018. Additionally, sales from pump-related supplies increased 105% primarily due to an overall increase in our installed base of customers reordering supplies.

Domestic sales by product were as follows (in thousands):

	Three Months Ended September 30,
	2019	2018
Pump	$52,914	$28,704
Infusion sets	17,646	10,309
Cartridges	8,149	4,594
Other	133	113
Total Domestic Sales	$78,842	$43,720

International sales by product were as follows (in thousands):

	Three Months Ended September 30,
	2019	2018
Pump	$10,310	$2,217
Infusion sets	3,444	67
Cartridges	2,018	228
Other	43	32
Total International Sales	$15,815	$2,544
Sales to distributors accounted for 72% and 76% of our total domestic sales for the three months ended September 30, 2019 and 2018, respectively. Our percentage of sales to distributors versus individual customers is principally determined by the mix of customers ordering our products within the period and whether or not we have a contractual arrangement with their underlying third-party insurance payor. Sales to international distributors accounted for the vast majority of our total international sales.
Cost of Sales and Gross Profit. Our cost of sales for the three months ended September 30, 2019 was $44.0 million resulting in gross profit of $50.7 million, compared to $24.5 million in cost of sales for the same period in 2018 resulting in gross profit of $21.8 million. The gross margin for the three months ended September 30, 2019 was 54% compared to 47% in the same period in 2018.
The increase in our gross profit for the three months ended September 30, 2019 was primarily the result of a 112% increase in pump shipments. Gross profit and gross margin also increased as a result of per unit manufacturing cost improvements from higher production volumes and continued overall manufacturing efficiencies gained from our new manufacturing facility which became fully operational at the beginning of 2018. Non-cash stock-based compensation expense allocated to cost of sales was $1.8 million for the three months ended September 30, 2019, compared to $0.8 million in the same period in 2018. On an aggregate basis, other non-manufacturing costs, which primarily consist of warranty, freight and training costs, also reflected improvement on a per unit basis.

Selling, General and Administrative Expenses. SG&A expenses increased 51% to $44.6 million for the three months ended September 30, 2019 from $29.5 million for the same period in 2018. Employee-related expenses for our SG&A functions comprise the majority of SG&A expenses. The increase compared to 2018 was primarily the result of a $12.4 million increase in salaries, incentive compensation and other employee benefits due to an increase in personnel to support higher sales and our growing installed customer base, which included an increase of $6.3 million in non-cash stock-based compensation. Non-cash stock-based compensation expense allocated to SG&A was $13.1 million for the three months ended September 30, 2019, compared to $6.8 million in the same period in 2018. The increase in non-cash stock-based compensation expense was primarily due to the valuation of certain 2019 employee stock option grants and the impact on the valuation of the significant increase in our stock price.
Research and Development Expenses. R&D expenses increased 50% to $12.0 million for the three months ended September 30, 2019 from $8.0 million for the same period in 2018. The increase in R&D expenses was primarily the result of an increase of $1.8 million in salaries, incentive compensation and other employee benefits due to an increase in personnel to support our product development efforts, as well as an increase of $1.3 million in clinical trials, outside services and consulting services attributable to R&D. Non-cash stock-based compensation expense allocated to R&D was $2.4 million for the three months ended September 30, 2019, compared to $1.9 million in the same period in 2018.
Other Income and Expense. Total other income for the three months ended September 30, 2019 was $3.2 million compared to total other expense of $18.5 million in the same period in 2018. Other income for the three months ended September 30, 2019 primarily consisted of a $2.3 million revaluation gain from the change in the fair value of the Series A warrants, and $0.9 million in interest income. Other expense for the three months ended September 30, 2018 primarily consisted of a $12.3 million revaluation loss from the change in the fair value of certain warrants due to the significant appreciation of our stock price, as well as a $5.3 million loss on extinguishment of debt associated with the full repayment of our Term Loan Agreement in August 2018. Interest and other income primarily consisted of interest earned on our cash equivalents and short-term investments, for which our average invested balances were significantly higher during the third quarter of 2019 compared to the third quarter of 2018.

Comparison of the Nine Months Ended September 30, 2019 and 2018
Sales. For the nine months ended September 30, 2019, sales were $253.9 million, which included $50.0 million of international sales. For the nine months ended September 30, 2018, sales were $107.7 million, which included $2.5 million of international sales (which commenced in the third quarter of 2018).
The total sales increase of $146.2 million was primarily driven by a 194% increase in worldwide pump shipments to 53,829 in the first nine months of 2019, compared to 18,325 in the first nine months of 2018. Worldwide pump shipments were positively impacted by strong demand for our products following the August 2018 domestic launch of t:slim X2 with Basal-IQ technology, and the commencement of commercial sales of t:slim X2 with G5 integration in select international geographies in the third quarter of 2018, as well as the fulfillment of international pump demand from backlog that existed at the end of 2018 due to supply constraints. Additionally, sales from pump-related supplies increased 105% primarily due to an overall increase in our installed base of customers reordering supplies.

Domestic sales by product were as follows (in thousands):

	Nine Months Ended September 30,
	2019	2018
Pump	$138,624	$67,029
Infusion sets	44,335	25,957
Cartridges	20,530	11,820
Other	378	317
Total Domestic Sales	$203,867	$105,123

International sales by product were as follows (in thousands):

	Nine Months Ended September 30,
	2019	2018
Pump	$36,472	$2,217
Infusion sets	8,225	67
Cartridges	5,130	228
Other	213	32
Total International Sales	$50,040	$2,544
Sales to distributors accounted for 73% and 77% of our total domestic sales for the nine months ended September 30, 2019 and 2018, respectively. Our percentage of sales to distributors versus individual customers is principally determined by the mix of customers ordering our products within the period and whether or not we have a contractual arrangement with their underlying third-party insurance payor. Sales to international distributors accounted for the vast majority of our total international sales.
Cost of Sales and Gross Profit. Our cost of sales for the nine months ended September 30, 2019 was $120.0 million resulting in gross profit of $133.9 million, compared to $59.4 million in cost of sales for the same period in 2018 resulting in gross profit of $48.3 million. The gross margin for the nine months ended September 30, 2019 was 53% compared to 45% in the same period in 2018.
The increase in our gross profit for the nine months ended September 30, 2019 was primarily the result of a 194% increase in pump shipments. Gross profit and gross margin also increased as a result of per unit manufacturing cost improvements from higher production volumes and continued overall manufacturing efficiencies gained from our new manufacturing facility which became fully operational at the beginning of 2018. Additionally, we recognized a notable increase in non-cash stock-based compensation expense allocated to cost of sales of $4.2 million in the nine months ended September 30, 2019 compared to $1.1 million in the same period in 2018, due to the valuation of certain 2018 and 2019 employee stock option grants and the impact on the valuation of the significant increase in our stock price. On an aggregate basis, other non-manufacturing costs, which primarily consist of warranty, freight and training costs, also reflected improvement on a per unit basis.
Selling, General and Administrative Expenses. SG&A expenses increased 65% to $120.2 million for the nine months ended September 30, 2019 from $73.0 million for the same period in 2018. Employee-related expenses for our SG&A functions comprise the majority of SG&A expenses. The increase compared to 2018 was primarily the result of a $19.0 million increase in salaries, incentive compensation and other employee benefits due to an increase in personnel to support our sales growth and growing installed customer base, as well as an increase of $20.6 million in non-cash stock-based compensation. The increase in stock-based compensation expense for the nine months ended September 30, 2019 to $29.1 million was primarily due to the valuation of certain 2018 and 2019 employee stock option grants and the impact on the valuation of the significant increase in our stock price.
Research and Development Expenses. R&D expenses increased 60% to $32.6 million for the nine months ended September 30, 2019 from $20.4 million for the same period in 2018. The increase in R&D expenses was primarily the result of an increase of $4.6 million in salaries, incentive compensation and other employee benefits due to an increase in personnel to support our product development efforts, as well as an increase in non-cash stock-based compensation allocated to R&D of $3.7 million. The increase in stock-based compensation expense for the nine months ended September 30, 2019 to $6.1 million is primarily due to the valuation of certain 2018 and 2019 employee stock option grants and the impact on the valuation of the significant increase in our stock price.

Other Income and Expense. Total other expense for the nine months ended September 30, 2019 and 2018 was $8.5 million and $81.1 million, respectively. Other expense for the nine months ended September 30, 2019 primarily consisted of a $10.8 million revaluation loss from the change in the fair value of the Series A warrants due to the significant appreciation of our stock price during the first nine months of 2019, offset by other income. Other expense for the nine months ended September 30, 2018 primarily consisted of a $69.0 million revaluation loss from the change in the fair value of certain warrants, $7.6 million of interest expense associated with the Term Loan Agreement, as well as a $5.3 million loss on extinguishment of debt associated with the full repayment of our Term Loan Agreement in August 2018. Interest and other income primarily consisted of interest earned on our cash equivalents and short-term investments, for which our average invested balances were significantly higher during the first nine months of 2019 compared to the first nine months of 2018.

Liquidity and Capital Resources
As of September 30, 2019, we had $156.9 million in cash and cash equivalents and short-term investments. We believe that our cash and cash equivalents and short-term investments balance is sufficient to satisfy our liquidity requirements for at least the next 12 months from the date of this filing.
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

•
In August 2018, we completed a registered public offering of 4,035,085 shares of common stock at a public offering price of $28.50 per share. The gross proceeds from the offering were $115.0 million, before deducting underwriting discounts and commissions and other offering expenses.

•
Between January 2018 and September 2019, we received proceeds of $29.9 million from the exercise of 8,829,235 outstanding warrants which were originally issued in a registered public offering of common stock in October 2017. As of September 30, 2019, there were warrants to purchase 417,315 shares outstanding relating to the October 2017 offering.

•
Between January 2018 and September 2019, we issued 1,349,470 shares of common stock upon the exercise of stock options, and 248,746 shares of common stock were purchased under our 2013 Employee Stock Purchase Plan, which generated aggregate proceeds of $20.2 million.

Our historical cash outflows have primarily been associated with cash used for operating activities such as the development and commercialization of our products, the expansion and support of our sales, marketing, clinical and customer support organizations, the expansion of our R&D activities, the expansion of our commercial activities to select international geographies, the acquisition of intellectual property, expenditures related to increases in our manufacturing capacity and improvements to our manufacturing efficiency, overall expansion of our facilities and operations, and other working capital needs. Additionally, we have used cash to pay the interest expense associated with our Term Loan Agreement. The outstanding balance associated with the Term Loan Agreement was fully repaid in August 2018, and we have ceased incurring interest expense and other costs associated with the Term Loan Agreement subsequent to the third quarter of 2018.
We expect our sales performance and the resulting operating income or loss, as well as the status of each of our new product development programs, will significantly impact our cash flow from operations, liquidity position and cash management decisions.

The following table shows a summary of our cash flows for the nine months ended September 30, 2019 and 2018:

	Nine Months Ended September 30,
(in thousands)	2019	2018
Net cash provided by (used in):
Operating activities	$22,463	$(22,452)
Investing activities	(36,054)	(84,148)
Financing activities	17,789	115,227
Effect of foreign exchange rate changes on cash	36	—
Total	$4,234	$8,627
Operating activities. Net cash provided by operating activities was $22.5 million for the nine months ended September 30, 2019, compared to $22.5 million net cash used in operating activities in the same period in 2018. The improvement to net cash provided by operating activities was primarily driven by higher sales and gross margins in 2019, which resulted in a significant reduction in net loss when adjusted for non-cash expenses, particularly the change in the fair value of common stock warrants and stock-based compensation expense, offset by net changes in working capital. Our operating loss for the nine months ended September 30, 2018 also included $7.6 million in interest expense, and a $5.3 million loss on extinguishment of debt. Working capital changes in 2019 primarily consisted of increases in accounts receivable and inventories, offset by increases in accounts payable, accrued expenses and employee-related liabilities, deferred revenue, and other long-term liabilities related to accrued warranty. Accounts receivable increased to $45.3 million at September 30, 2019 from $35.2 million at December 31, 2018, as a result of higher sales in the third quarter of 2019 as compared to the fourth quarter of 2018. Inventories increased to $40.7 million at September 30, 2019 from $19.9 million at December 31, 2018, primarily to support the growth in our business.
Investing activities. Net cash used by investing activities was $36.1 million for the nine months ended September 30, 2019, which was primarily related to purchases of short-term investments of $126.3 million and $12.8 million in purchases of property and equipment, offset by $103.0 million in proceeds from maturities and sales of short-term investments. Net cash used in investing activities was $84.1 million for the nine months ended September 30, 2018, which was primarily related to purchases of short-term investments of $100.6 million and $2.1 million in purchases of property and equipment, offset by $18.5 million in proceeds from maturities and sales of short-term investments.
Financing activities. Net cash provided by financing activities was $17.8 million for the nine months ended September 30, 2019, which primarily consisted of $17.5 million in proceeds from the issuance of common stock under our stock plans. Net cash provided by financing activities was $115.2 million for the nine months ended September 30, 2018, which primarily consisted of net proceeds of approximately $172.9 million from the public offerings of our common stock in February 2018 and August 2018, as well as proceeds of $29.5 million from the exercise of Series A and Series B warrants issued in connection with our public offering of common stock in October 2017, offset by a cash usage of $87.7 million associated with the full repayment of the Term Loan Agreement in August 2018.
Our liquidity position and capital requirements are subject to fluctuation based on a number of factors, including the following:

•	our ability to generate sales, the timing of those sales, the mix of products sold and the collection of receivables from period to period;

•	the timing of any additional financings, and the net proceeds raised from such financings;

•	the timing and amount of the exercise of outstanding warrants, and proceeds from the issuance of equity awards pursuant to employee stock plans;

•	fluctuations in gross margins and operating margins; and

•	fluctuations in working capital, including changes in accounts receivable, inventories, accounts payable, employee related liabilities, and operating lease liabilities.

Our primary short-term capital needs are expected to include expenditures related to:

•	support of our commercialization efforts related to our current and future products;

•	expansion of our customer support resources for our growing installed customer base;

•	research and product development efforts, including clinical trial costs;

•	acquisitions of equipment, technology, intellectual property and other assets;

•	additional facilities leases and related tenant improvements, and manufacturing equipment to support business growth and increase manufacturing capacity; and

•	payments under licensing, development and commercialization agreements.
Although we believe the foregoing items reflect our most likely uses of cash in the short-term, we cannot predict with certainty all of our particular cash uses or the timing or amount of cash used. In addition, from time to time we may consider opportunities to acquire or license other products or technologies that may enhance our product platform or technology, expand the breadth of our markets or customer base, or advance our business strategies. Any such transaction may require short-term expenditures that may impact our capital needs. If for any reason our cash and cash equivalents balances, or cash generated from operations is insufficient to satisfy our working capital requirements, we may in the future be required to seek additional capital from public or private offerings of our equity or debt securities, or we may elect to borrow capital under new credit arrangements or from other sources. We may also seek to raise additional capital from such offerings or borrowings on an opportunistic basis when we believe there are suitable opportunities for doing so. If we issue equity or debt securities to raise additional funds, our existing stockholders may experience dilution, we may incur significant financing or debt service costs, and the new equity or debt securities may have rights, preferences and privileges senior to those of our existing stockholders. There can be no assurance that financing will be available on acceptable terms, or at all. Our ability to raise additional financing may be negatively impacted by a number of factors, including our recent and projected financial results, recent changes in and volatility of our stock price, perceptions about the dilutive impact of financing transactions, the competitive environment in our industry, and uncertainties regarding the regulatory environment in which we operate.
Indebtedness
Repayment of Term Loan Agreement
In August 2018, we fully repaid our term loan with CRG pursuant to the Term Loan Agreement. The balance of the outstanding debt at the time of repayment was $82.7 million. The repayment included approximately $1.1 million in accrued interest and approximately $5.0 million in associated financing fees that became due. Therefore, we did not have any borrowings outstanding under the Term Loan Agreement as of September 30, 2019 and December 31, 2018. At the time of repayment, the remaining $5.3 million debt discount balance associated with the financing fees and certain debt issuance costs was accelerated and recognized as a loss on extinguishment of debt during the third quarter of 2018.
Critical Accounting Policies
Our discussion and analysis of our financial condition and results of operations are based on our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these consolidated financial statements requires management to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses and the disclosure of contingent assets and liabilities in our consolidated financial statements and accompanying notes as of the date of the consolidated financial statements. We evaluate our estimates and judgments on an ongoing basis. We base our estimates on historical experience and on various other factors that we believe are reasonable under the circumstances, the results of which form the basis for making judgments about our financial condition and results of operations that are not readily apparent from other sources. Actual results may differ from these estimates.
There have been no material changes to our critical accounting policies and estimates from the information provided in Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Critical Accounting Policies Involving Management Estimates and Assumptions,” included in our Annual Report on Form 10-K for the year ended December 31, 2018 (Annual Report) other than adoption of the new lease accounting standard. Refer to Note 6, “Leases” in the Notes to Unaudited Condensed Consolidated Financial Statements for further details.

Off-Balance Sheet Arrangements
As of September 30, 2019, we did not have any off-balance sheet arrangements.
Item 3. Quantitative and Qualitative Disclosures about Market Risk
We invest our excess cash primarily in commercial paper, corporate debt securities, U.S. Government-sponsored enterprise securities and U.S. Treasury securities. Some of the financial instruments in which we invest subject us to market risk, in that a change in prevailing interest rates may cause the principal amount of the instrument to fluctuate. Other financial instruments in which we invest subject us to credit risk, in that the value of the instrument may fluctuate based on the issuer’s ability to pay.
The primary objectives of our investment activities are to maintain liquidity and preserve principal while maximizing the income we receive from our financial instruments without significantly increasing risk. We have established guidelines regarding approved investments and maturities of investments, which are primarily designed to maintain liquidity and preserve principal.
Because of the short-term maturities of our financial instruments, we do not believe that an increase or decrease in market interest rates would have any significant impact on the realized value of our investment portfolio. If a 10% change in interest rates were to have occurred on September 30, 2019, this change would not have had a material effect on the fair value of our investment portfolio as of that date.
Our operations are primarily located in the United States, and nearly all of our sales since inception have been made in U.S. dollars. With the exception of a portion of our sales in Canada, our sales outside of the United States are currently made to independent distributors under agreements denominated in U.S. dollars. Accordingly, we believe we do not currently have any material exposure to foreign currency rate fluctuations. As our business in markets outside of the United States increases, we may be exposed to foreign currency exchange risk. We believe this is currently limited to our operations in Canada, where fluctuations in the rate of exchange between the U.S. dollar and the Canadian dollar could adversely affect our financial results. In addition, from time to time, we may have foreign currency exchange risk related to existing assets and liabilities, committed transactions and forecasted future cash flows. In certain circumstances, we may seek to manage such foreign currency exchange risk by using derivative instruments such as foreign currency exchange forward contracts to hedge our risk. In general, we may hedge material foreign currency exchange exposures up to 12 months in advance. However, we may choose not to hedge some exposures for a variety of reasons, including prohibitive economic costs.

Item 4. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
We maintain disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities and Exchange Act of 1934, as amended (Exchange Act) that are designed to ensure that information required to be disclosed in the periodic and current reports we file with the Securities and Exchange Commission (SEC) is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate, to allow for timely decisions regarding required disclosure. In designing and evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable and not absolute assurance of achieving the desired control objectives. In reaching a reasonable level of assurance, management necessarily is required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures. In addition, the design of any system of controls is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions. Over time, controls may become inadequate because of changes in conditions, or the degree of compliance with policies or procedures may deteriorate. Control systems can also be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the control. Because of the inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and not be detected.
As of September 30, 2019, we carried out an evaluation under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based on this evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of September 30, 2019.
Changes in Internal Control over Financial Reporting
There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) during the quarter ended September 30, 2019 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
The risk factors set forth below marked with an asterisk (*) next to the title contain changes to the description of the risk factors previously disclosed in Part I, Item 1A of our Annual Report.
Risks Related to our Business and our Industry
We have incurred significant operating losses since inception and cannot assure you that we will achieve sustained profitability.*
Since our inception in January 2006, we have incurred a significant net loss. As of September 30, 2019, we had an accumulated deficit of $627.5 million. To date, we have funded our operations primarily through private and public offerings of our equity securities, cash collected from sales of our products, and debt financing which has since been fully repaid. We have devoted substantially all of our resources to the design, development and commercialization of our products, the scaling of our manufacturing operations and commercial organization, the research and development of our current products and products under development, and the assembly of a management team to manage our business.
We began commercial sales of our first product, t:slim, in August 2012 and our flagship pump platform, t:slim X2, in October 2016. The t:slim X2 hardware platform now represents 100% of new pump shipments. In August 2017, we received approval from the FDA for the integration of t:slim X2 with the Dexcom G5 Mobile CGM system. In June 2018, we received FDA approval for t:slim X2 with Basal-IQ technology and commenced commercial sales of t:slim X2 with Basal-IQ technology integrated with the Dexcom G6 CGM in August 2018. Outside the United States, we have been selling our t:slim X2 with G5 integration in select markets since the third quarter of 2018, and in the second quarter of 2019, we commenced sales and shipments of our t:slim X2 with Basal-IQ technology in a subset of those markets.
Since the first quarter of 2013, we have been able to manufacture and sell our insulin pump products at a cost and in volumes sufficient to allow us to achieve a positive overall gross margin. For the years ended December 31, 2018 and 2017, our gross profit was $89.8 million and $44.1 million, respectively. Although we have achieved a positive overall gross margin, we still operate at a net loss and expect that we may continue to do so for the foreseeable future.
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

The extent of our future operating losses and the timing of our profitability are highly uncertain in light of a number of factors, including the timing of the launch of new products and product features by us and our competitors, market acceptance of our products and competitive products by people with insulin-dependent diabetes, their caregivers and healthcare providers, and the timing of regulatory approval of our products and the products of our competitors. Any additional operating losses will have an adverse effect on our stockholders’ equity, and we cannot assure you that we will be able to sustain profitability.
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

•	market acceptance of the insulin pumps and related products manufactured and sold by our key competitors, including Medtronic Public Limited Company (plc) (Medtronic);

•	the potential that breakthroughs for the monitoring, treatment or prevention of diabetes may render our insulin pumps obsolete or less desirable;

•	adverse regulatory or legal actions relating to our products, or similar products or technologies of our competitors;

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

•	our inability to enter into contracts with third-party payors on a timely basis and on acceptable terms;

•	problems arising from the expansion of our manufacturing capabilities and commercial operations, or destruction, loss, or temporary shutdown of our manufacturing facilities;

•	concerns regarding the perceived safety or reliability of any of our products, or any component thereof; and

•	claims that any of our products, or any component thereof, infringes on patent rights or other intellectual property rights of third parties.
In addition, sales of any of our current or future insulin pump products with CGM integration are subject to the continuation of our applicable agreements with Dexcom or other third parties, which under some circumstances may be subject to termination with or without cause, on relatively short notice. Sales of our current products may also be negatively impacted in the event of any regulatory or legal actions relating to Dexcom’s CGM products, or in the event of any disruption to the availability of the applicable CGM related supplies, such as sensors or transmitters, in a given market in which our products are sold. Further, sales of our products may also be adversely impacted if Dexcom’s CGM products are not viewed as superior to competing CGM products in markets where our products are sold or if the price of these products is not competitive with similar products available in the market.
Furthermore, sales of our products may be adversely impacted by negative perceptions regarding our financial stability relative to that of our competitors. These concerns may arise from a number of factors, including our recent and projected financial results, changes in and volatility of our stock price, the competitive environment in our industry, and uncertainties regarding the regulatory environment. Any such concerns, whether actual or perceived, could cause consumers to delay the purchase of our products or purchase competitive products.

Because we currently rely on sales of our t:slim X2 insulin pump and related products to generate a significant majority of our revenue, any factors that negatively impact sales of these products, or result in sales of these products increasing at a lower rate than expected, could adversely affect our business, financial condition and operating results.
Our ability to maintain and grow our revenue depends in part on retaining a high percentage of our customer base.*
A key to maintaining and growing our revenue is the retention of a high percentage of our customers due to the potentially significant revenue generated from ongoing purchases of disposable insulin cartridges and other supplies. In addition, our pumps are designed and tested to remain effective for at least four years and a satisfied customer may consider purchasing another product from us when the time comes to replace the pump. We have developed retention programs aimed at our customers, their caregivers and healthcare providers, which include training specific to our products, ongoing support by sales and clinical employees, and 24/7 technical support and customer service. Demand for our products from our existing customers could decline or could fail to increase in line with our projections as a result of a number of factors, including the introduction of competitive products, breakthroughs for the monitoring, treatment or prevention of diabetes, changes in reimbursement rates or policies, manufacturing problems, perceived safety or reliability issues with our products or components or the products of our competitors, the failure to secure regulatory clearance or approvals for products or product features in a timely manner or at all, or for other reasons. The failure to retain a high percentage of our customers and increase sales to these customers consistent with our forecasts would have a material adverse effect on our business, financial condition and operating results.
We operate in a very competitive industry and if we fail to compete successfully against our existing or potential competitors, many of whom have greater resources than us, our sales and operating results may be negatively affected.*
The medical device industry is intensely competitive, subject to rapid change and highly sensitive to the introduction of new products, treatment techniques or technologies, as well as other activities of industry participants. We believe our products compete, and will continue to compete, directly with a number of traditional insulin pumps, as well as other methods for the treatment of diabetes, including multiple daily injection (MDI) therapy.
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
In some instances, our competitors offer products that include features that we do not currently offer. For instance, Medtronic offers a traditional insulin pump with a hybrid closed-loop AID functionality and a new CGM system, and Insulet offers an insulin pump with a tubeless delivery system that does not utilize an infusion set. These specific features may make the competitive products more desirable to customers and healthcare providers, which could negatively impact sales of our products.
In addition, the competitive environment in which we operate has resulted and may continue to result in competitive pressures on our manufacturers, suppliers, distributors, collaboration partners and other business constituents. For example, we have entered into development agreements with Dexcom, which provide us non-exclusive licenses to integrate various generations of Dexcom CGM technology with our insulin pump products. In the fourth quarter of 2017, Abbott launched a new blood glucose sensing technology in the United States which competes with the Dexcom technology, and another CGM product with CE mark approval was approved in the second quarter of 2018 for sale in the United States. While we are currently in discussions with Abbott to develop and commercialize integrated diabetes solutions, there can be no assurance that we will enter into a definitive agreement with Abbott, that such an agreement will be on terms favorable to us, or that this collaboration will be successful. Competitive pressures within our industry could negatively impact the financial condition of our business partners, impact their ability to fulfill contractual obligations to us, and result in harm to our financial condition and operating results.
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

•	lack of evidence supporting the safety, ease-of-use or other perceived benefits of our products over competitive products or other currently-available insulin treatment methodologies;

•	perceived risks or uncertainties associated with the use of our products, or components thereof, or of similar products or technologies of our competitors;

•	adverse regulatory or legal actions relating to our insulin pump products or similar products or technologies; and

•	results of clinical studies relating to our existing products or products under development or similar competitive products.
In addition, even if we are able to convince people with insulin-dependent diabetes, their caregivers or healthcare providers that our products compare favorably to the products and treatment alternatives offered by our competitors, negative perceptions regarding our financial stability relative to that of our competitors could cause consumers to delay the purchase of our products or to purchase competitive products.
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

As guidelines in setting their coverage and reimbursement policies, many third-party payors in the United States use coverage decisions and payment amounts determined by the Centers for Medicare and Medicaid Services (CMS) which administers the U.S. Medicare program. Medicare periodically reviews its reimbursement practices for diabetes-related products. Medicare previously implemented a competitive bidding process for blood glucose strip reimbursement, which resulted in a significant reduction in the reimbursement rate for those products. In 2017, Medicare announced, and then shortly thereafter suspended, a competitive bidding process for insulin pumps. As a result, there is uncertainty as to the future Medicare reimbursement rate for our products. It is also possible that CMS may review and modify the current coverage and reimbursement of diabetes-related products in connection with anticipated changes to the regulatory approval process for insulin pumps and related products, software applications and services. In addition, third-party payors that do not follow the CMS guidelines may adopt different coverage and reimbursement policies for our current and future products. It is possible that some third-party payors will not offer any coverage for our current or future products. For instance, UnitedHealthcare has designated one of our competitors as their preferred, in-network durable medical equipment provider of insulin pumps for most customers age seven or above. We expect this decision will prevent a majority of UnitedHealthcare members from purchasing an insulin pump from us for the foreseeable future. It is possible that other third-party payors may adopt similar policies in the future, which would adversely impact our ability to sell our products.
We currently have contracts establishing reimbursement for our insulin pump products with approximately 184 national and regional third-party payors in the United States. While we may enter into additional contracts both domestically and internationally with third-party payors and add coverage for future products under our current agreements, we cannot guarantee that we will succeed in doing so or that the reimbursement contracts that we are able to negotiate will enable us to sell our products on a profitable basis. In particular, we have limited experience securing reimbursement in international markets. In addition, existing contracts with third-party payors generally can be modified or terminated by the third-party payor without cause and with little or no notice to us. Moreover, compliance with the administrative procedures or requirements of third-party payors may result in delays in processing approvals by those third-party payors for customers to obtain coverage for our products. Failure to secure or retain adequate coverage or reimbursement for our current and future products by third-party payors, or delays in processing approvals by those payors, could result in the loss of sales, which could have a material adverse effect on our business, financial condition and operating results.
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

If we are unable to maintain our existing sales, marketing, clinical and customer service infrastructure, we may fail to increase our sales to meet our forecasts.*
A key element of our business strategy involves our sales, clinical, marketing and customer service personnel driving adoption of our products. We have increased the number of sales, marketing, clinical and customer service personnel employed by us since the initial commercial launch of t:slim in 2012. However, we have faced considerable challenges in growing and managing these resources, including with respect to recruiting, training and assimilation of new territories and accounts. We expect to continue to face significant challenges as we manage and grow our infrastructure in the future and work to motivate and retain the individuals who make up our existing infrastructure. These challenges may be even greater in connection with our commercial expansion outside of the United States, where we have limited experience. Unexpected turnover among our sales, marketing, clinical and customer service personnel, or unanticipated challenges in recruiting additional personnel, would have a negative impact on our ability to achieve our sales projections. Further, if a sales, marketing or clinical representative was to depart and be retained by one of our competitors, we may fail to prevent him or her from helping competitors solicit business from our existing customers, which could adversely affect our sales. Similarly, if we are not able to recruit and retain a network of diabetes educators and customer service personnel, we may not be able to successfully train and service new customers, which could delay new sales and harm our reputation.
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
Our sales and marketing efforts are dependent on independent distributors who are free to market products that compete with our products. If we are unable to maintain or expand our network of independent distributors, our sales may be negatively affected.*
For the year ended December 31, 2018, sales to approximately 64 independent distributors represented approximately 79% of our sales. While our goal in the United States is to reduce the percentage of our sales to independent distributors over time as we enter into contracts with additional third-party payors, we believe a majority of our sales will continue to be to independent distributors for the foreseeable future, and it is possible that the percentage of our sales to independent distributors could even increase in the near term, particularly in light of our reliance on independent distributors outside of the United States. For example, our dependence upon independent distributors domestically could increase if third-party payors decide to contract with independent distributors directly in lieu of contracting with us to supply our products to their members directly. Our dependence upon independent distributors could also increase if customers prefer to purchase all of their diabetes supplies through a single source, instead of purchasing pump-related products through us and other diabetes supplies through other suppliers. None of our independent distributors domestically has been required to sell our products exclusively and each of them may freely sell the products of our competitors. Our distributor agreements in the United States generally have one-year initial terms with automatic one-year renewal terms, and are terminable in connection with a party’s material breach. Our distributor agreements outside of the United States generally have longer initial terms and, in addition to being terminable in connection with a party’s material breach, include provisions that allow us to terminate those agreements prior to their ordinary expiration in specified circumstances. If we are unable to maintain or expand our network of independent distributors, our sales may be negatively affected.
For the year ended December 31, 2018, our two largest independent distributors in the United States collectively comprised approximately 35% of our sales, and our nine independent international distributors collectively comprised approximately 5% of our sales. If any of our key independent distributors were to cease to distribute our products or reduce their promotion of our products as compared to the products of our competitors, our sales could be adversely affected. In that case, we may need to seek alternative independent distributors or increase our reliance on our other independent distributors or our direct sales representatives, which may not prevent our sales from being adversely affected. Additionally, to the extent we enter into additional arrangements with independent distributors to perform sales, marketing or distribution services, or other arrangements pursuant to which independent distributors may purchase product from us, the terms of the arrangements could result in our product margins being lower than if we directly marketed and sold our products.

If the third parties on which we increasingly rely to assist us with our current and anticipated pre-clinical development or clinical trials do not perform as expected, we may not be able to obtain regulatory clearance or approval or commercialize our products.*
As our clinical infrastructure expands, we expect to increasingly rely on third parties, such as contract research organizations, medical institutions, clinical investigators and contract laboratories to conduct some of our current and anticipated pre-clinical investigations and clinical trials. If we are not able to reach mutually acceptable agreements with these third parties on a timely basis, these third parties do not successfully carry out their commitments or regulatory obligations or meet expected deadlines, or the quality or accuracy of the data they obtain is compromised due to the failure to adhere to agreed-upon clinical protocols or regulatory requirements or for other reasons, our pre-clinical development activities or clinical trials may be extended, delayed, suspended or terminated, and we may not be able to obtain regulatory clearance or approval for, or successfully commercialize, our products on a timely basis, if at all, and our business, operating results and prospects may be adversely affected. In particular, we are relying on data from the U.S. portion of the Clinical Acceptance of the Artificial Pancreas (DCLP3) portion of the IDCL trial, to support our development of t:slim X2 with Control-IQ technology. We may also rely on data from other portions of the larger IDCL trial to support additional regulatory submissions. The IDCL trial is being conducted entirely by third parties over which we have little or no control or influence. In the event that the ongoing aspects of the IDCL trial are not performed on a timely basis, or if the quality or accuracy of the data obtained from the IDCL trial is compromised due to the failure to adhere to clinical protocols or regulatory requirements or for other reasons, our development activities for t:slim X2 with Control-IQ technology may be negatively impacted.
We are increasingly dependent on clinical investigators and clinical sites to enroll patients in our current and anticipated clinical trials, and the failure to successfully complete the clinical trials could prevent us from obtaining regulatory approvals for or commercializing our products.*
As part of our product development efforts, we expect to increasingly rely on clinical investigators and clinical sites to enroll patients in our clinical trials and other third parties to manage such trials and to perform related data collection and analysis. However, we may not be able to control the amount and timing of resources that clinical sites may devote to our clinical trials, especially with respect to the ongoing portions of the IDCL trial that we intend to rely upon for the development of t:slim X2 with Control-IQ technology. If these clinical investigators and clinical sites fail to enroll a sufficient number of patients, fail to ensure compliance by patients with clinical protocols, or fail to comply with regulatory requirements, we may be unable to successfully complete our clinical trials, which could prevent us from obtaining regulatory approvals for our products and commercializing our products, which would have an adverse impact on our business.
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
We expect to face complexities frequently encountered by companies in competitive and rapidly-evolving markets, which may make it difficult to evaluate our business and forecast our future sales and operating results.*
We operate in a competitive and rapidly-evolving market. Important industry changes, such as the FDA approval and launch of new products by our competitors and the announcement by Johnson & Johnson that it is discontinuing the operations of Animas and exiting the insulin pump business, as well as changes specific to our business, such as the timing of our launch of new products currently in development and our potential expansion of commercial sales in international markets, combine to make it more difficult for us to predict our future sales and operating results, as well as our expected timeframe to achieve profitability. In assessing our business prospects, you should consider these factors as well as the various risks and difficulties frequently encountered by companies in competitive and rapidly evolving markets, particularly those companies that manufacture and sell medical devices.
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

•	our inability to manufacture multiple products simultaneously while utilizing common manufacturing equipment; and

•	potential damage to or destruction of our manufacturing equipment or manufacturing facilities.
As demand for our products increases, and as the number of our commercial products expands, we will have to invest additional resources to purchase components, hire and train employees, and enhance our manufacturing processes and quality systems. We may also increase our utilization of external third parties to perform contracted manufacturing services for us and we will need to acquire additional custom designed equipment to support the expansion of our manufacturing capacity. In addition, although we expect some of our products under development to share product features and components with our current products, manufacturing of these products may require modification of our production lines, hiring of specialized employees, identification of new suppliers for specific components, qualifying and implementing additional equipment and procedures, obtaining new regulatory approvals, or developing new manufacturing technologies. Ultimately, it may not be possible for us to manufacture these products at a cost or in quantities sufficient to make these products commercially viable.
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
We may also have difficulty obtaining similar components from other suppliers that are acceptable to the FDA or other regulatory agencies, and the failure of our suppliers to comply with regulatory requirements could expose us to regulatory action including warning letters, product recalls, termination of distribution, product seizures or civil penalties. Such a failure by our suppliers could also require us to cease using the components, seek alternative components or technologies, and modify our products to incorporate alternative components or technologies, which could necessitate additional regulatory approvals. Any disruption of this nature, or any increased expenses associated with any such disruption, could negatively impact our ability to manufacture our products on a timely basis, in sufficient quantities, or at all, which could harm our commercialization efforts and have a material adverse impact on our operating results.
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

Our business operations are primarily located in San Diego, California, and any disruption at one of our facilities could adversely affect our business and operating results.*
Substantially all of our current operations are conducted in San Diego, California, including our manufacturing processes, research and development activities and management and administrative functions. In addition, the majority of our inventories of component supplies and finished goods is stored at one facility in San Diego. We also store finished goods at certain third-party warehouses in California and Texas for the fulfillment of certain customer orders and we intend to commence operations at a new logistics warehouse in San Diego during 2019. More recently, we commenced limited customer and technical support and quality reporting activities in Boise, Idaho. We take precautions to safeguard our facilities, including by acquiring insurance, employing back-up generators, adopting health and safety protocols and utilizing off-site storage of computer data. However, vandalism, terrorism or a natural disaster, such as an earthquake, fire or flood, or other catastrophic event, could damage or destroy our manufacturing equipment or our inventories of component supplies and finished goods, cause substantial delays in our operations, result in the loss of key information, result in reduced sales, and cause us to incur additional expenses. Our insurance coverage may not be sufficient to provide coverage with respect to the damages incurred in any particular case, and our insurance carrier may deny coverage with respect to all or a portion of our claims. Regardless of the level of insurance coverage or other precautions taken, damage to our facilities may have a material adverse effect on our business, financial condition and operating results.
We may not experience the anticipated operating efficiencies from the transition of our manufacturing operations to our new facilities.*
At the beginning of 2018, we completed the transition of our manufacturing operations to our Barnes Canyon facility and, during the fourth quarter of 2019, we intend to commence operations at a new logistics warehouse in San Diego. We expect both of these actions will allow for future capacity for product manufacturing and warehousing expansion. However, we may not experience the anticipated operating efficiencies at either facility, or we may experience efficiencies to a lesser extent than projected. If we fail to achieve the operating efficiencies that we anticipate, our manufacturing and operating costs may be greater than expected, which would have a material adverse impact on our operating results.
We expect that the management and support of our new facilities and the increase of our manufacturing volumes will place significant burdens on our management team, particularly in areas relating to operations, quality, regulatory, facilities and information technology. We may not be able to effectively manage our ongoing manufacturing operations and we may not achieve the operating efficiencies that we anticipate from the new facilities. Further, additional increases in demand for our products may require that we further expand our business operations, which may require that we obtain additional facilities, make additional investments in capital equipment or increase our utilization of external third parties to perform contracted manufacturing services for us.
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
The safety and efficacy of our products is not supported by long-term clinical data, which could limit sales, and our products could cause unforeseen negative effects.*
Our t:slim X2 insulin pump received pre-market clearance under Section 510(k) of the U.S. Federal Food, Drug, and Cosmetic Act (FDCA). The 510(k) clearance process is shorter and typically requires the submission of less supporting documentation than other FDA approval processes and does not always require long-term clinical studies. t:slim X2 with G5 integration and t:slim X2 with Basal-IQ technology received FDA approval under a Premarket Approval (PMA) application. However, currently there are only limited published studies to evaluate the safety or effectiveness of our PMA-approved products in a controlled setting. As a result, we currently lack the breadth of published long-term clinical data supporting the safety and efficacy of our products and the benefits they offer. For these reasons, people with insulin-dependent diabetes and healthcare providers may be slower to adopt or recommend our products, we may not have comparative data that our competitors have or are generating, third-party payors may not be willing to provide coverage or reimbursement for our products and we may be subject to greater regulatory and product liability risks. These and other factors could slow the adoption of our products and result in our sales being lower than anticipated. In addition, future studies or clinical experience may indicate that treatment with our products is not superior to treatment with competitive products. Such results could slow the adoption of our products and significantly reduce our sales, which could prevent us from achieving our forecasted sales targets or achieving or sustaining profitability.
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
Any alleged illness or injury associated with any of our products or product recalls may negatively impact our financial results and business prospects depending on a number of factors, including the scope and seriousness of the problem, degree of publicity, reaction of our customers and healthcare professionals, competitive response, and consumer perceptions generally. Even if such an allegation or product liability claim lacks merit, cannot be substantiated, is unsuccessful or is not fully pursued, the negative publicity surrounding any assertion that our products caused illness, injury or death could adversely affect our reputation with customers, healthcare professionals, third-party payors, and existing and potential collaborators, and could adversely affect our operating results and cause a decline in our stock price. Furthermore, general concerns regarding the perceived safety or reliability of any of our products, or any component thereof, may have a similar adverse effect on us and our stock price.

We may enter into collaborations, licensing arrangements, joint ventures, strategic alliances or partnerships with third parties that may not result in the development of commercially viable products or the generation of significant future revenues.*
In the ordinary course of our business, we may enter into collaborations, licensing arrangements, joint ventures, strategic alliances or partnerships to develop proposed products or technologies, pursue new markets, or protect our intellectual property assets. We may also elect to amend or modify similar agreements that we already have in place. Proposing, negotiating and implementing collaborations, licensing arrangements, joint ventures, strategic alliances or partnerships may be a lengthy and complex process, and may subject us to business risks. For example, other companies, including those with substantially greater financial, marketing, sales, technology or other business resources, may compete with us for these opportunities, or may be the counter-party in any such arrangements. We may not be able to identify or complete any such collaboration in a timely manner, on a cost-effective basis, on acceptable terms or at all. In addition, we may not realize the anticipated benefits of any such collaborations that we do identify and complete. In particular, these collaborations may not result in the development of products or technologies that achieve commercial success or result in positive financial results, or may otherwise fail to have the intended impact on our business.
Additionally, we may not be in a position to exercise sole decision-making authority regarding the transaction or arrangement, which could create the potential risk of creating impasses on decisions, and our collaborators may have economic or business interests or goals that are, or that may become, inconsistent with our business interests or goals. It is possible that conflicts may arise with our collaborators, such as conflicts concerning the achievement of performance milestones, or the interpretation of significant terms under any agreement, such as those related to financial obligations, termination rights or the ownership or control of intellectual property developed during the collaboration. If any conflicts arise with our current or future collaborators, they may act in their self-interest, which may be adverse to our best interest, and they may breach their obligations to us. In addition, we have limited control over the amount and timing of resources that our current collaborators, such as Dexcom and TypeZero, or any future collaborators devote to our arrangement with them or our future products. Disputes between us and our current, future or potential collaborators may result in litigation or arbitration which would increase our expenses and divert the attention of our management. Further, these transactions and arrangements are contractual in nature and may be terminated or dissolved under the terms of the applicable agreements and, in such event, we may not continue to have rights to the products relating to such transaction or arrangement or may need to purchase such rights at a premium.
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

A security breach or other significant disruption to our information technology systems, or failures of our pumps’ software to perform as we anticipate, could materially disrupt our operations or result in the loss, theft, misuse, unauthorized disclosure, or unauthorized access of sensitive company information or confidential or personal information relating to our customers, suppliers or employees, which could damage our relationships, expose us to litigation or regulatory proceedings, or harm our reputation, any of which could have an adverse and material effect on our business, financial condition and operating results.*
The efficient operation of our business depends on our information technology systems. We rely on our information technology systems to effectively manage sales and marketing data, accounting and financial functions, manufacturing and quality records, inventory management, product development tasks, research and development data, customer service and technical support functions. Our information technology systems, including those that support t:connect, our current and future mobile applications, as well as those involved in the operation of our Tandem Device Updater, are vulnerable to damage or interruption from earthquakes, fires, floods and other natural disasters, terrorist attacks, attacks by computer viruses or hackers, power losses, and computer system or data network failures. Should any of those risks occur, it could adversely impact the availability, confidentiality and integrity of information assets contained in those systems.
Our business also involves the storage and transmission of a substantial amount of confidential, personal, or other sensitive information, including personal health information and other personal information relating to our customers, the personal information of our employees and other individuals, and our proprietary, financial, operational or strategic information. Should any of the foregoing risks occur, it could also result in the loss, theft, misuse, unauthorized disclosure, or unauthorized access of such sensitive information, which could lead to significant reputational or competitive harm, litigation involving us or our business partners, regulatory proceedings, or substantial liabilities, fines, penalties or expenses. As a result, we strive to maintain and regularly update reasonable security measures, and to respond quickly and effectively if and when data security incidents do occur. Like many businesses, we are subject to numerous data privacy and security risks, including cyberattacks and ransom-ware attacks. The continuously evolving nature of those risks may prevent us from protecting all of this information despite our efforts to do so. Many of our service providers are subject to similar risks. Whether or not our security measures and those of our service providers are ultimately successful, our expenditures on those measures could have an adverse impact on our financial condition and results of operations, and divert management’s attention from pursuing our strategic objectives.
In addition to the risks regarding information technology systems and processing of sensitive information, our currently-marketed insulin pumps and our products currently under development include software that could contain unanticipated vulnerabilities, which could make our products subject to computer viruses, cyberattacks, or failures. These risks significantly increased after July 2016, when we received FDA clearance of our Tandem Device Updater, which enables customers to remotely update software on their insulin pumps. We may also face new risks relating to our information technology systems as we continue to commercialize our products outside of the United States and are subject to additional regulations relating to the use and protection of personal information and as we launch new mobile applications.
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
We depend upon key employees in a competitive market, and if we are unable to provide meaningful equity incentives to retain key personnel, it could adversely affect our ability to execute our business strategy.*
We are highly dependent upon the members of our management team, as well as other key employees. Many of these individuals have been employed by us for many years, have played integral roles in the growth of our business, and will continue to provide value to us. In our industry, it is common to attract and retain executive talent and other employees with compensation packages that include a significant equity component. We have issued, and may continue to issue, additional equity incentives that we believe will enhance our ability to retain our current key employees and attract the necessary additional executive talent. It may be more difficult to continue to incentivize employees during a period of rapid growth in our overall headcount while limiting the utilization of the share reserve under our current stock incentive plans. However, even if we issue significant additional equity incentives, there can be no assurance that we will be able to attract and retain key executive talent. A loss of any of our key personnel, or our inability to hire new personnel, may have a material adverse effect on our ability to execute our business strategy.
If we are found to have violated laws concerning the privacy and security of patient health information or other personal information, we could be subject to civil or criminal penalties, which could increase our liabilities and harm our reputation or our business.*
There are a number of domestic and international laws protecting the privacy and security of personal information, including the U.S. Health Insurance Portability and Accountability Act of 1996 (HIPAA) and related regulations, Canada’s Personal Information Protection and Electronic Documents Act (PIPEDA), and the E.U. General Data Protection Regulation (GDPR), or similar applicable laws. These laws place limits on how we may collect, use, share and store medical information and other personal information, and they impose obligations to protect that information against unauthorized access, use, loss, and disclosure.
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
We may also face new risks relating to data privacy and security as the United States, individual U.S. states, E.U. member states, and other international jurisdictions adopt or implement new data privacy and security laws and regulations as we continue to commercialize our products worldwide. For example, the California Consumer Privacy Act, scheduled to take effect on January 1, 2020, may impose additional requirements on us and increase our regulatory and litigation risk. As we continue to expand, our business will need to adapt to meet these and other similar legal requirements.

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
Risks Related to our Financial Results and Need for Financing
We may need or otherwise determine to raise additional funds in the future and if we are unable to raise additional funds when necessary or desirable, we may not be able to achieve our strategic objectives.*
At September 30, 2019, we had $156.9 million in cash, cash equivalents and short-term investments. Our management expects the continued growth of our business, including the expansion of our customer service infrastructure to support our growing base of customers, our plans to expand commercial sales of our products outside of the United States, the growth of our manufacturing and warehousing operations and additional research and development activities, will continue to increase our expenses. In addition, the amount of our future product sales is difficult to predict and actual sales may not be in line with our forecasts. Accordingly, our future capital requirements will depend on many factors, including:

•	the revenue generated by sales of our insulin pump products, and the related insulin cartridges and infusion sets, and any other future products that we may develop and commercialize;

•	the gross profits and gross margin we realize from the sales we generate;

•	the costs associated with maintaining and expanding an appropriate sales, clinical and marketing infrastructure;

•
the expenses we incur or other capital expenditures we make to maintain or enhance our manufacturing operations, including leasing additional property, hiring additional personnel, purchasing additional manufacturing equipment, and other measures taken to add manufacturing capacity;

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

As a result of these and other factors we may in the future seek additional capital from public or private offerings of our equity or debt securities, or from other sources. If we issue equity or debt securities to raise additional funds, our existing stockholders may experience dilution, we may incur significant financing or debt service costs, and the new equity or debt securities may have rights, preferences and privileges senior to those of our existing stockholders. In addition, if we raise additional funds through collaborations, licensing, joint ventures, strategic alliances, partnership arrangements or other similar arrangements, it may be necessary to relinquish valuable rights to our potential future products or proprietary technologies, or grant licenses on terms that are not favorable to us.
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
Our operating results may fluctuate significantly from quarter to quarter.*
There has been and may continue to be meaningful variability in our operating results from quarter to quarter, as well as within each quarter, especially around the time of anticipated new product launches or regulatory approvals by us or our competitors, and as a result of the commercial launch of our product in geographies outside of the United States. Our operating results, and the variability of these operating results, will be affected by numerous factors, including:

•	our ability to increase sales and gross profit from our insulin pump products, including the related insulin cartridges and infusion sets, and to commercialize and sell our future products;

•	the number and mix of our products sold in each quarter;

•	acceptance of our products by people with insulin-dependent diabetes, their caregivers, healthcare providers and third-party payors;

•	the pricing of our products and competitive products, including the use of discounts, rebates or other financial incentives by us or our competitors;

•	the effect of third-party coverage and reimbursement policies;

•	our ability to maintain our existing infrastructure;

•	the amount of, and the timing of the payment for, insurance deductibles required to be paid by our customers and potential customers under their existing insurance plans;

•	interruption in the manufacturing or distribution of our products;

•	our ability to simultaneously manufacture multiple products that meet quality, reliability and regulatory requirements;

•	seasonality and other factors affecting the timing of purchases of our products;

•	timing of new product offerings, acquisitions, licenses or other significant events by us or our competitors;

•	results of clinical research and trials on our existing and future products;

•	the ability of our suppliers to timely provide us with an adequate supply of components that meet our requirements for product quality and reliability;

•	regulatory clearance or approvals affecting our products or those of our competitors; and

•	the timing of revenue and expense recognition associated with our product sales pursuant to applicable accounting standards.

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
Risks Related to our Intellectual Property and Potential Litigation
Our ability to protect our intellectual property and proprietary technology is uncertain.*
We rely primarily on patent, trademark and trade secret laws, as well as confidentiality and non-disclosure agreements, to protect our proprietary technologies. As of September 30, 2019, our patent portfolio consisted of approximately 76 issued U.S. patents and 79 pending U.S. patent applications. Of these, our issued U.S. patents expire between approximately 2021 and 2036. We also have and are seeking patent protection for our proprietary technologies in other countries throughout the world. In addition, we have 11 U.S. trademark registrations and 15 foreign trademark registrations.
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
We have entered into confidentiality agreements and intellectual property assignment agreements with our officers, employees, temporary employees and consultants regarding our intellectual property and proprietary technology. We also enter into confidentiality agreements with potential collaborators and other potential counter-parties, and the terms of our collaboration agreements typically contain provisions governing the ownership and control of intellectual property. In the event of unauthorized use or disclosure or other breaches of those agreements, we may not be provided with meaningful protection for our trade secrets or other proprietary information.
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
In addition, the FDA may change its clearance and approval policies, adopt additional regulations or revise existing regulations, or take other actions which may prevent or delay approval or clearance of our products under development or impact our ability to modify our currently cleared or approved products on a timely basis. For example, based on feedback from the FDA, in February 2019, we received approval of a de novo 510(k) application to down-classify the t:slim X2 to a Class II device, under the new insulin pump classification referred to as ACE pumps, and in the third quarter of 2019, we separately filed for FDA clearance of our implementation of the Control-IQ technology. Ultimately, the FDA may not support our new regulatory filing strategy.
Any delay in, or failure to receive or maintain, clearance or approval for our products under development could prevent us from generating revenue from these products or achieving profitability. Moreover, customers may defer purchasing our existing products in anticipation of a new product launch. Additionally, the FDA and other regulatory authorities have broad enforcement powers. Regulatory enforcement or inquiries, or other increased scrutiny on us, could dissuade some customers from using our products and adversely affect our reputation and the perceived safety and efficacy of our products.
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
Further, we commenced commercial sales of our products in select international markets during the third quarter of 2018. As we expand our operations outside of the United States and launch new products, we will become subject to various additional regulatory and legal requirements under the applicable laws and regulations of the international markets we enter. These additional regulatory requirements may involve significant costs and expenditures and, if we are not able to comply with any such requirements, our international expansion and business could be significantly harmed.

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
If we or our third-party suppliers and service providers fail to comply with the FDA’s good manufacturing practice regulations, this could impair our ability to market our products in a cost-effective and timely manner.*
We and our third-party suppliers and service providers are required to comply with the FDA’s Quality System Regulation (QSR), which covers the methods and documentation of the design, testing, production, control, quality assurance, labeling, packaging, sterilization, storage and shipping of our products. The FDA audits compliance with the QSR through periodic announced and unannounced inspections of manufacturing and other facilities. The FDA may impose inspections or audits at any time. If we or our suppliers and service providers have significant non-compliance issues or if any corrective action plan that we or our suppliers or service providers propose in response to observed deficiencies is not sufficient, the FDA could take enforcement action against us. Any of the foregoing actions could have a material adverse effect on our reputation, business, financial condition and operating results.
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
Further, under the FDA’s Medical Device Reporting regulations, we are required to report to the FDA any incident in which our product may have caused or contributed to a death or serious injury or in which our product malfunctioned and, if the malfunction were to recur, would likely cause or contribute to death or serious injury. Repeated product malfunctions may result in a voluntary or involuntary product recall, which could divert managerial and financial resources, impair our ability to manufacture our products in a cost-effective and timely manner and have an adverse effect on our reputation, financial condition and operating results.
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

Our failure to comply with U.S. federal and state fraud and abuse laws, including anti-kickback laws and other U.S. federal and state anti-referral laws, could have a material adverse impact on our business.*
There are numerous U.S. federal and state laws pertaining to healthcare fraud and abuse, including anti-kickback laws, physician self-referral laws, and false claims laws. Our relationships with healthcare providers and other third parties are subject to scrutiny under these laws. Violations of these laws are punishable by criminal and civil sanctions, including, in some instances, imprisonment and exclusion from participation in federal and state healthcare programs, including the Medicare, Medicaid and Veterans Administration health programs.
Healthcare fraud and abuse regulations are complex and evolving, and even minor irregularities can potentially give rise to claims that a statute or prohibition has been violated. The laws that may affect our ability to operate include:

•
the federal healthcare programs’ Anti-Kickback Statute, which prohibits, among other things, persons from knowingly and willfully soliciting, receiving, offering, paying or providing remuneration (including any kickback, bribe or rebate), directly or indirectly, overtly or covertly, in cash or in kind in exchange for or to induce either the referral of an individual for, or the purchase, lease, order or recommendation of, any good or service for which payment may be made under federal healthcare programs such as the Medicare and state Medicaid programs;

•
federal and state false claims laws which prohibit, among other things, individuals or entities from knowingly presenting, or causing to be presented, claims for payment from Medicare, state Medicaid programs, or other third-party payors that are false or fraudulent;

•
federal and state physician referral laws, such as the Stark Law, that prohibit a physician from referring Medicare or Medicaid patients to an entity providing “designated health services,” including a company that furnishes durable medical equipment, with which the physician has a financial relationship unless that financial relationship meets an exception;

•
federal and state laws, such as the Civil Monetary Penalties Law, that prohibit an individual or entity from offering or transferring remuneration to any person eligible for benefits under a federal or state health care program which such individual or entity knows or should know are likely to influence such eligible individual’s choice of provider, practitioner or supplier of any item or service for which payment may be made under federal health care programs such as Medicare and state Medicaid programs;

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

•
foreign and U.S. state law equivalents of each of the above federal laws, such as anti-kickback and false claims laws which may apply to items or services reimbursed by any third-party payor, including commercial insurers; and

•
federal and state laws governing the use, disclosure and security of personal information, including protected health information, such as HIPAA and the Health Information Technology for Economic and Clinical Health.

Possible sanctions for violation of these laws include monetary fines, civil and criminal penalties, exclusion from Medicare, Medicaid and other federal healthcare programs, and forfeiture of amounts collected in violation of those prohibitions and in some circumstances, treble damages. Any violation of these laws, or any action against us for violation of these laws, even if we successfully defend against it, could result in a material adverse effect on our reputation, business, financial condition and operating results. Recently, federal government agencies have published proposed rules for public comment which would make material modifications to several of these laws, including but not limited to the Anti-Kickback Statute, the Stark Law and HIPAA. It is unknown if or when these proposed rules may be adopted and what final form the proposed rules may take and how they may impact our business operations.
To enforce compliance with the federal laws, the U.S. Department of Justice (DOJ) in conjunction with other federal agencies, has increased its scrutiny of interactions between healthcare companies and healthcare providers, which has led to a number of investigations, prosecutions, convictions and settlements in the healthcare industry. Dealing with investigations can be time- and resource-consuming and can divert management’s attention from our core business. Additionally, if a healthcare company settles an investigation with the DOJ or other law enforcement agencies, we may be forced to agree to additional onerous compliance and reporting requirements as part of a consent decree or corporate integrity agreement. Any such investigation or settlement could increase our costs or otherwise have an adverse effect on our business.
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
The Patient Protection and Affordable Care Act (PPACA) substantially changed the way healthcare is financed by both governmental and private insurers, encourages improvements in the quality of healthcare items and services, and significantly impacts the medical device industry. However, a number of legislative changes have been proposed and adopted since the PPACA was enacted, and legislation has also been proposed that could modify or repeal the PPACA. The uncertainties regarding the future of the PPACA, and other healthcare reform initiatives, may have an adverse effect on our customers’ purchasing decisions regarding our products.

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
The PPACA imposes, among other things, an excise tax of 2.3% on any entity that manufactures or imports medical devices offered for sale in the United States, although this tax has been suspended for calendar years 2016, 2017, 2018 and 2019. It is unclear at this time if the moratorium will be further extended. We do not believe that our products are subject to this tax based on the retail exemption under applicable Treasury Regulations. However, the availability of this exemption is subject to interpretation by the Internal Revenue Service (IRS), and the IRS may disagree with our analysis. Absent further legislative action, the medical device excise tax applies to sales of taxable medical devices beginning on January 1, 2020, and future products that we manufacture, produce or import may be subject to this tax (unless the retail exemption or other applicable exemption applies). The financial impact this tax may have on our business is unclear and there can be no assurance that our business will not be materially adversely affected by it. Additionally, Congress could terminate the moratorium or further change the law related to the medical device tax in a manner that could adversely affect us.
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
On December 22, 2017, President Trump signed into law the Tax Cuts and Jobs Act (TCJA) which significantly reforms the Internal Revenue Code of 1986, as amended (Code). The TCJA, among other things, includes changes to U.S. federal tax rates, imposes significant additional limitations on the deductibility of interest, allows for the expensing of capital expenditures, and puts into effect the migration from a “worldwide” system of taxation to a territorial system. We do not expect tax reform to have a material impact on our projection of minimal cash taxes. Our net deferred tax assets and liabilities were revalued at the newly-enacted U.S. corporate rate, and the impact was recognized in our tax expense, offset by a full valuation allowance, in the year of enactment. We continue to examine the impact that this tax reform legislation may have on our business. The impact of this tax reform on holders of our common stock is uncertain and could be adverse.
Our ability to use our net operating loss carryforwards and certain other tax attributes may be limited.*
As of December 31, 2018, we had federal net operating loss (NOL) carryforwards of approximately $352.7 million, not considering the limitation discussed below. The federal tax loss carryforwards begin to expire in 2026, unless previously utilized. In addition, if there is an “ownership change” with respect to our company, as defined under Section 382 of the Code the utilization of our NOL carryforwards may be subject to substantial limitations imposed by the Code, and similar state provisions. In general, an ownership change occurs whenever there is a shift in ownership of our company by more than 50% by one or more 5% stockholders over a specified time period.
Although we have not yet completed an update of our Section 382 analysis subsequent to December 31, 2017, we believe that offerings of our securities following that date likely caused an ownership change for purposes of Section 382 of the Code. Based on preliminary results of the Section 382 analysis, the Company anticipates that an ownership change likely occurred in 2018, and that the resulting limitation would significantly reduce the Company’s ability to utilize its net operating loss and credit carryovers before they expire. Limitations imposed on our ability to utilize NOL carryforwards could cause U.S. federal income taxes to be paid earlier than would be paid if such limitations were not in effect and could cause such NOL carryforwards to expire unused, in each case reducing or eliminating the benefit of such NOL carryforwards.
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
The Sarbanes-Oxley Act of 2002 (Sarbanes-Oxley Act) requires, among other things, that we maintain effective disclosure controls and procedures and internal control over financial reporting. In order to meet these additional requirements, significant resources and management oversight may be required. As a result, management’s attention may be diverted from other business concerns, which could harm our business and operating results. Although we have hired additional employees to help us comply with these requirements, in the future we may need to hire more employees or utilize external consultants in order to further support our efforts, which will increase our expenses.

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

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds
None.

Item 3.	Defaults Upon Senior Securities
None.

Item 4.	Mine Safety Disclosures
Not applicable.

Item 5.	Other Information
None.

Item 6.	Exhibits

		Incorporated by Reference				Provided Herewith
Exhibit Number	Exhibit Description	Form	File No.	Date of First Filing	Exhibit Number
31.1	Certification of John F. Sheridan, Chief Executive Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					X
31.2	Certification of Leigh A. Vosseller, Chief Financial Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					X
32.1**	Certification of John F. Sheridan, Chief Executive Officer, pursuant to U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					X
32.2**	Certification of Leigh A. Vosseller, Chief Financial Officer, pursuant to U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					X
101.INS	XBRL Instance Document.					X
101.SCH	XBRL Taxonomy Extension Schema Document.					X
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.					X
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.					X
101.LAB	XBRL Taxonomy Extension Label Linkbase Document.					X
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.					X
104	Cover Page Interactive Data File (embedded within the Inline XBRL Document)					X

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

Tandem Diabetes Care, Inc.

Dated: November 4, 2019	By:	/s/ John F. Sheridan
John F. Sheridan President and Chief Executive Officer (on behalf of the registrant and as the registrant’s Principal Executive Officer)

Dated: November 4, 2019	By:	/s/ Leigh A. Vosseller
Leigh A. Vosseller Executive Vice President, Chief Financial Officer and Treasurer (on behalf of the registrant and as the registrant’s Principal Financial and Accounting Officer)