Form 10-K
period 2019-12-31
TANDEM DIABETES CARE INC
filed 2020-02-24
CIK 1438133

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
_________________________________________________________________
FORM 10-K
_________________________________________________________________

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2019
or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from                      to
Commission File Number 001-36189
_________________________________________________________________
Tandem Diabetes Care, Inc.
(Exact name of registrant as specified in its charter)
_________________________________________________________________

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
Securities registered pursuant to Section 12(g) of the Act:
_____________________________________________________None___________________________________________________
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  Yes  ☐    No  ☒
As of June 28, 2019, the aggregate market value of the registrant’s common stock held by non-affiliates was approximately $3.6 billion based on the closing price for the common stock of $64.52 on that date. Shares of common stock held by each executive officer, director, and their affiliated stockholders have been excluded from this calculation as such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.
As of February 14, 2020, there were 59,726,471 shares of the registrant’s common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE
Portions of the registrant’s definitive Proxy Statement for the 2020 Annual Meeting of Stockholders, to be filed with the Securities and Exchange Commission pursuant to Regulation 14A not later than 120 days after the end of the fiscal year covered by this Form 10-K, are incorporated by reference in Part III, Items 10-14 of this Form 10-K. Except for the portions of the Proxy Statement specifically incorporated by reference in this Form 10-K, the Proxy Statement shall not be deemed to be filed as part hereof.

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS
This Annual Report on Form 10-K for the fiscal year ended December 31, 2019, or this Annual Report, contains “forward-looking statements” within the meaning of the federal securities laws, which statements are subject to considerable risks and uncertainties. These forward-looking statements are intended to qualify for the safe harbor from liability established by the Private Securities Litigation Reform Act of 1995. All statements included or incorporated by reference in this Annual Report, other than statements of historical fact, are forward-looking statements. You can identify forward-looking statements by the use of words such as “may,” “will,” “could,” “anticipate,” “expect,” “intend,” “believe,” “continue” or the negative of such terms, or other comparable terminology. Forward-looking statements also include the assumptions underlying or relating to such statements. In particular, forward-looking statements contained in this Annual Report relate to, among other things, our future or assumed financial condition, results of operations, liquidity, trends impacting our financial results, business forecasts and plans, research and product development plans, manufacturing plans, strategic plans and objectives, capital needs and financing plans, product launches, regulatory approvals, the impact of changes in the competitive environment, and the application of accounting guidance. We caution you that the foregoing list may not include all of the forward-looking statements made in this Annual Report.
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
Overview
We are a medical device company with an innovative approach to the design, development and commercialization of products for people with insulin-dependent diabetes. Our goal is to lead in insulin therapy management by building a robust ecosystem and portfolio of data-driven products and services around our flagship insulin pumps. We believe our competitive advantage is rooted in our consumer-focused approach, and the incorporation of modern and innovative technology into our product offerings. Our manufacturing, sales and support activities principally focus on our flagship pump platform, the t:slim X2 Insulin Delivery System (t:slim X2), and our complementary product offerings. The simple-to-use t:slim X2 is based on our proprietary technology platform and is the smallest durable insulin pump available. It is the only pump currently available in the United States that is capable of remote feature updates, which positions us well to address the evolving needs and preferences of differentiated segments of the insulin-dependent diabetes market. We aim to improve and simplify the lives of people with diabetes and those of their healthcare providers, by delivering innovative hardware and software solutions, as well as best-in-class customer support.
Since our initial commercial launch, we have been able to rapidly innovate and bring more products to market than our competitors. We have commercially launched seven insulin pumps in the United States since 2012 and two pumps outside the United States since 2018. Four of our insulin pumps have featured integration with continuous glucose monitoring (CGM) technology, and two have featured an automated insulin delivery (AID) algorithm. We believe that the three new classifications defined by the United States Food and Drug Administration (FDA) for the interoperability of devices for AID will help support continued rapid innovation by streamlining the regulatory pathway for integrated products. In June 2018, the t:slim X2 was the first insulin pump designated as compatible with integrated continuous glucose monitoring (known as iCGM) devices; in February 2019, the t:slim X2 was the first in a new device category called Alternate Controller Enabled Infusion Pumps (ACE pumps); and in December 2019, Control-IQ technology for the t:slim X2 insulin pump was the first automated insulin dosing software in a new interoperable automated glycemic controller category.
Today, our t:slim X2 hardware platform represents 100% of our new pump shipments. It is the only commercial insulin pump that allows users to update their pumps’ software quickly and easily from a personal computer. We have offered in-warranty t:slim customers in the United States four different software updates for no-cost using the Tandem Device Updater, including our two AID algorithms, Basal-IQ technology and Control-IQ technology. Basal-IQ technology launched in August 2018 and is a predictive low glucose suspend feature that is designed to temporarily suspend insulin delivery to help reduce the frequency and duration of hypoglycemic events. Control-IQ technology launched in January 2020 and is an advanced hybrid-closed loop feature, designed to help increase a user's time in targeted glycemic range. It is the first and only system cleared to deliver automatic correction boluses in addition to adjusting insulin to help prevent high and low blood sugar. Outside the United States we began selling efforts with t:slim X2 with Dexcom G5 integration in the third quarter of 2018, offering no-cost software updates for Basal-IQ technology in the third quarter of 2019, and intend to begin offering Control-IQ technology updates in select geographies in the second half of 2020.
Our insulin pump products are generally considered durable medical equipment and have an expected lifespan of at least four years. In addition to insulin pumps, we sell disposable products that are used together with our pumps and are replaced every few days, including cartridges for storing and delivering insulin, and infusion sets that connect the insulin pump to a user’s body.
In the four-year period ended December 31, 2019, we shipped approximately 142,000 insulin pumps, which is representative of our estimated global installed customer base on the typical four-year reimbursement cycle. Approximately 118,000 of these pumps were shipped to customers in the United States and approximately 24,000 were shipped to international markets.

For the years ended December 31, 2019, 2018 and 2017, our consolidated sales were $362.3 million, $183.9 million, and $107.6 million, respectively. For the years ended December 31, 2019, 2018 and 2017, our net loss was $24.8 million, $122.6 million, and $73.0 million, respectively. Worldwide pump sales accounted for 68%, 67%, and 66% of our total sales, respectively, for the years ended December 31, 2019, 2018 and 2017, while pump-related supplies and accessories accounted for the remainder in each year. Our accumulated deficit as of December 31, 2019 and December 31, 2018 was $624.8 million and $600.1 million, respectively. This included $216.6 million and $147.4 million of non-cash stock-based compensation charges and non-cash changes in the fair value of common stock warrants as of December 31, 2019 and 2018, respectively.
Our headquarters and our manufacturing facility are located in San Diego, California. We also have an office in Boise, Idaho. We employed 1,043 full-time employees as of December 31, 2019.
Diabetes and the Insulin Therapy Management Market
Diabetes is a chronic, life-threatening disease for which there is no known cure. The disease is categorized by improper function of the pancreas when it either does not produce enough insulin or the body cannot effectively use the insulin it produces. If not closely monitored and properly treated, diabetes can lead to serious medical complications, including damage to various tissues and organs, seizures, coma and death.
Diabetes is typically classified as either type 1 or type 2:

•
Type 1 diabetes is characterized by the body’s nearly complete inability to produce insulin. It is frequently diagnosed during childhood or adolescence. Individuals with type 1 diabetes require daily insulin therapy to survive.

•
Type 2 diabetes represents 90% to 95% of all individuals diagnosed with diabetes and is characterized by the body’s inability to either properly utilize insulin or produce enough insulin. Initially, many people with type 2 diabetes attempt to manage their diabetes with improvements in diet, exercise and oral medications. However, as their diabetes advances, some patients progress to requiring injectable therapies, such as long-acting insulin, and a subset of this population will require daily rapid-acting insulin therapy.

The International Diabetes Federation estimates that 463 million people have diabetes worldwide, approximately half of which are undiagnosed. In the United States, the Centers for Disease Control and Prevention estimates that in 2018 approximately 34 million people were living with diabetes of which approximately 27 million had diagnosed diabetes. We consider our addressable market to be people diagnosed with diabetes who are living with either type 1 diabetes, or with type 2 diabetes who require daily rapid acting insulin. Throughout this Annual Report, we refer to these individuals as people with insulin-dependent diabetes.

Estimated Diagnosed Diabetes Prevalence(1)

	Worldwide	Domestic
Type 1	24.2 million	1.6 million
Type 2 (all therapies)	206.8 million	25.4 million
Type 2 (insulin only)	5 million	1.5 million
(1) Internal estimates based on data from the International Diabetes Federation and the Centers for Disease Control and Prevention (CDC)
Diabetes Management Challenges
Diabetes can be difficult for patients to manage. Unlike most therapies, daily insulin requirements can vary greatly and can be affected by many factors, such as type or quantity of food eaten, illness, stress and exercise. People with diabetes have to be diligent in working to prevent their blood glucose from fluctuating outside of a targeted range. Hypoglycemia, or low blood glucose levels, can cause a variety of long-term effects or complications, including damage to various tissues and organs, seizures, coma or death. Hyperglycemia, or high blood glucose levels, can also cause a variety of long-term effects or complications, including cardiovascular disease and damage to various tissues and organs. Preventing and managing fluctuations in blood glucose levels, particularly when someone is outside their target blood glucose range is often time consuming and stressful to people with diabetes and their loved ones.

Insulin Therapy Management
There are two primary therapies used by people with insulin-dependent diabetes, insulin injections and insulin pumps. The use of insulin injections is often referred to as Multiple Daily Injection, or MDI, therapy. Insulin pumps are intended to more closely resemble the physiologic function of a healthy pancreas and use rapid-acting insulin to fulfill both mealtime (bolus) and background (basal) requirements. Insulin pump systems are most commonly comprised of a programmable hardware device, a cartridge filled with insulin by the user, and an infusion set to administer insulin into the person’s body. This system is known as a durable pump. By comparison, patch insulin pumps are disposable and adhere to the body without an infusion set.
Insulin pump therapy can provide benefit to a person with insulin-dependent diabetes when used independently or in conjunction with CGM, which is a therapy that provides users with real-time access to their glucose levels as well as trend information. In addition, insulin pumps may feature an AID algorithm that is designed to automatically adjust a person’s insulin delivery based on their CGM trends and other factors to help minimize the frequency and/or duration of hypoglycemia and/or hyperglycemic events. Insulin pumps may also feature connectivity with mobile apps and data management applications, which are used by the pump user, their caregivers and their healthcare providers, to quickly and easily identify meaningful insights and trends, allowing them to refine therapy and lifestyle choices for better management of their diabetes.
The American Diabetes Association estimated that in 2015, between 750,000 and 1 million people worldwide used an insulin pump. Domestically, we estimate that 600,000 people in the United States use an insulin pump. There are a variety of insulin pump manufacturers worldwide, while domestically, we are currently one of only two commercial durable insulin pump manufacturers and there is one programmable commercial patch insulin pump manufacturer.
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
Our Technology: Improving the Lives of People with Diabetes
We develop our insulin pump technology and related product offerings using a consumer-focused approach. We initially rely on the use of behavioral sciences, including extensive research to ascertain what people with insulin-dependent diabetes require and prefer from their diabetes therapy. We then look to modern consumer technology for inspiration and design our hardware and software solutions to meet the specific demands of people with diabetes. This multi-step approach has resulted in products that provide users with the distinct features and functionality they seek and in a manner that makes the features usable and intuitive.
Since our initial commercial launch, we have been able to rapidly innovate and bring more products to market than our competitors. We have commercially launched seven insulin pumps since inception, all of which have been developed using our proprietary technology platform. The following table provides information regarding the commercial availability of our insulin pump products:

Product	U.S. Commercial Availability	OUS Commercial Availability
t:slim	August 2012 - October 2016	N/A
t:flex	May 2015 - June 2018	N/A
t:slim G4	September 2015 - August 2017	N/A
t:slim X2	October 2016 - September 2017	N/A
t:slim X2 with G5	September 2017 - August 2018	September 2018 - present (varies by geography)
t:slim X2 with Basal-IQ technology	August 2018 - present	September 2019 - present (varies by geography)
t:slim X2 with Control-IQ technology	January 2020 - present	Launch goal: 2H 2020* (to vary by geography)
*Subject to regulatory approvals and other factors

Today, our commercial efforts exclusively focus on the manufacturing, sale and support of our flagship pump platform, the t:slim X2 insulin delivery system, but we continue to provide ongoing service and support to existing t:slim, t:slim G4 and t:flex customers. The t:slim X2 insulin delivery system is comprised of a t:slim X2 pump, its 300-unit disposable insulin cartridge and an infusion set. It is also the only commercially available insulin pump featuring optional integration with Dexcom’s CGM.

Our t:slim X2 Insulin Pump Form Factor (Actual Size)

t:slim X2 Insulin Pump: Our t:slim X2 was designed to offer greater ease of use and look more like other modern consumer technology, such as a smart phone, as compared to other traditional insulin pumps. Key features include:

•	Color touchscreen - The large color touchscreen is easy to read, simple to learn, and intuitive to use for anyone familiar with a smartphone or tablet.

•	Small and discreet - The t:slim X2 pump is up to 38 percent smaller than other pumps, yet can hold up to 300-units of insulin.
t:slim X2 Profile (Actual Size)

•
Flexible technology - Can be used with or without automated insulin delivery or CGM - When advanced features are turned off, the t:slim X2 pump removes the CGM chart from the screen and puts the Bolus and Option buttons front and center for easy access. We currently offer integration with Dexcom’s G5 or G6 sensor, depending on geography.

•	AID features (availability varies by geography) - We have commercially launched two different AID algorithms on our t:slim X2 platform - Basal-IQ technology and Control-IQ technology.

◦
Basal-IQ technology: This predictive low glucose suspend feature is designed to temporarily suspend insulin delivery to help reduce the frequency and duration of hypoglycemic events. With Dexcom G6 CGM integration, this feature works with no fingersticks required for mealtime dosing or calibration.

◦
Control-IQ technology: This advanced hybrid-closed loop feature is designed to help increase a user's time in targeted glycemic range (70-180 mg/dL). It is the first and only system cleared to deliver automatic correction boluses in addition to adjusting insulin to help prevent high and low blood sugar. Control-IQ technology is integrated with Dexcom’s G6 CGM and offers optional settings for sleep and exercise that change the treatment values to better match the different physiological needs during these activities.

•
Connectivity - Features a two-way Bluetooth wireless technology radio for communicating with more than one external device at a time. It also features a micro-USB connection that supports charging the lithium-polymer battery, software updates and rapid data uploads.

Tandem Device Updater: A revolutionary tool that allows pump users to update their pumps’ software quickly and easily from a personal computer. It is PC- and Mac- compatible and designed to work with the t:slim X2 in a manner similar to software updates on a smartphone. Because remote updatability for insulin pump software is a unique feature not available in competitive pump offerings, the Tandem Device Updater provides our customers with the capability to access new and enhanced features and functionality faster than the industry has been able to in the past. It was cleared by the FDA in the third quarter of 2016 and launched outside the United States in the third quarter of 2019. We have used this technology to offer in-warranty t:slim customers in the United States four different software updates for no-cost, including Basal-IQ technology, and most recently Control-IQ technology. Outside the United States we began offering no-cost software updates for Basal-IQ technology in the third quarter of 2019 and intend to begin offering Control-IQ technology updates in select geographies in the second half of 2020, subject to regulatory approvals and other factors.
t:connect: Our web-based data management application provides users, their caregivers and their healthcare providers with a fast, easy and visual way to display diabetes therapy management data from our pumps and supported blood glucose meters. This application empowers people with diabetes, as well as their caregivers and healthcare providers, to quickly and easily identify meaningful insights and trends, allowing them to refine therapy and lifestyle choices for better management of their diabetes. It also provides us with valuable data that we can analyze computationally to reveal patterns, trends and associations that can be used in continuous product improvements, and identification of clinical outcomes data. t:connect launched in the United States in the third quarter of 2013. In 2017, we launched t:connect HCP, which is an enhanced version of t:connect designed to simplify the ability of pump users to share t:connect data with their healthcare providers. We also plan to launch our new mobile application that when used with Control-IQ technology, is designed to wirelessly upload pump data to t:connect, receive notification of pump alerts and alarms, and provide a discrete, secondary display of glucose and insulin data. We believe t:connect can serve as a key component of additional mobile health applications that are currently under development. t:connect and t:connect HCP are currently not available to users or healthcare providers outside the United States.
Our Strategy
Enabled by our singular focus on diabetes management, our goal is to lead in insulin therapy management by building a robust ecosystem and portfolio of data-driven products and services around our flagship insulin pumps. We believe we are uniquely positioned to significantly expand and further penetrate the insulin-dependent diabetes market by focusing on the needs of our customers and their caregivers, and by supporting healthcare providers and payors with real world insights.

To achieve our goal, we intend to pursue the following business strategies:

•	drive worldwide adoption of our products by offering the best insulin delivery systems;

•	deliver a portfolio of therapy management solutions designed to improve patient outcomes;

•	expand the value provided by our portfolio through an ecosystem approach to diabetes management;

•	build deeper relationships with all stakeholders across multiple channels, including virtual and tele-health platforms;

•	leverage our manufacturing operations to achieve cost and production efficiencies;

•	use data in new ways that deliver real-world insights and that promote better outcomes; and

•	identify new offerings that support our mission to improve the lives of people with diabetes.
Products Under Development
Our products under development support our strategy of developing insulin delivery systems as part of a therapy management portfolio designed to improve patient outcomes, and include AID system enhancements, a next-generation hardware platform, and connected (mobile) health offerings.
t:sport Insulin Delivery System: Our Next-Generation Hardware Platform
Our next-generation hardware platform is referred to under its development name, the t:sport Insulin Delivery System, or t:sport. The t:sport pump is half the size of t:slim X2 and is being designed for people who seek even greater discretion and flexibility with the use of their insulin pump. We anticipate that t:sport will feature a 200-unit cartridge, an on-pump bolus button, a rechargeable battery, an AID algorithm, and a Bluetooth radio. t:sport is being designed for use with leading U-100 insulins, and we are evaluating the use of insulin concentrates for people with greater insulin needs. t:sport will utilize a pumping mechanism that differs from our current Micro-Delivery technology used in the t:slim pump platform.

95%
Refreshed 1 min ago
B
235 u
102
mg/dL
Insulin On Board
0.27 u
400
180
183
138
5.56
1.0 u/hr
1.0 u/hr
1.64
0.0
AM
6 AM
8 AM
Current Status
B
Basal Rate
Dashboard
Notifications

t:sport Shown with Mobile App Controller
Based on the FDA’s feedback, we are designing the product so that it will have the technical capability to be controlled using either a dedicated controller or our mobile device application. We expect that each of these functionalities will require separate regulatory reviews by the FDA. We plan to first pursue FDA authorization for t:sport as an ACE pump in 2020 and to thereafter submit for regulatory approvals outside the United States. We are designing t:sport to be compatible with our AID algorithms and any available iCGM.
Connected (Mobile) Health Offerings
We are preparing for the launch of a mobile application that has been designed to wirelessly upload pump data to our t:connect database management application, receive notification of pump alerts and alarms, and provide a discrete, secondary display of pump therapy data. Future updates of this app are expected to integrate other health-related information from third party sources and, subject to future regulatory approvals, support future pump-control capabilities for t:slim X2 and other products under development. The launch of the first generation of this app in the United States follows the availability of our Control-IQ technology. We also expect the wireless upload of data to the t:connect database will reduce patient burden and increase healthcare provider office efficiency by reducing the manual steps historically required for data extraction.

Sales, Marketing and Customer Care
In 2019, we expanded the number of territories in our U.S. sales organization from approximately 70 to approximately 90 by year-end. The vast majority of these territories are supported by a sales representative and a clinical diabetes specialist who, as a team, call on domestic endocrinologists, nurse practitioners, primary care physicians, certified diabetes educators and potential customers. Where appropriate, some territories are supported by multiple clinical diabetes specialists. Our U.S. sales team is augmented by individuals in our internal customer sales support organization, who follow up on leads generated through promotional activities and educate people on the benefits of our proprietary technology and products.
Our internal customer sales support organization also contacts existing customers who are approaching their insurance renewal date to aid in the renewal process. Our goal is for at least 70% of our existing customers to purchase a new pump from us when making their next pump purchasing decision. Typically, domestic customers are eligible for insurance reimbursement to purchase a new insulin pump once every four years; however, some plans may be limited to once every five years or have additional restrictions or requirements. Insurance reimbursement processes outside the United States vary by geography. As our market penetration continues to build momentum, and as we launch new products into the market, we plan to further expand our sales, clinical and marketing infrastructure in the United States. However, only modest territory optimizations and expansions are anticipated in 2020.

In Canada, we established a small direct sales and clinical infrastructure, and commenced marketing and sales efforts following Health Canada approval of the t:slim X2 with G5 integration in October 2018. In November 2019, we received Health Canada approval for the t:slim X2 with Basal-IQ technology. Throughout 2019, we also secured reimbursement in the majority of Canadian provinces, and these efforts will continue in 2020.
In other select geographies outside the United States, our initial efforts focused on the identification and contracting of distributors in areas where we believe there is a meaningful opportunity to achieve market acceptance of our t:slim X2 insulin pump. We began our scaled launch in the third quarter of 2018 after obtaining the right to affix the CE Mark to the t:slim X2 with G5 integration and following the completion of pre-launch activities, such as translating our pump software and user manual, and completing distributor sales and customer service trainings. Unlike our domestic operations, our international distributors (other than in Canada) have substantially greater responsibility for sales, marketing and customer support efforts. Our international distributors in 2019 covered several geographies including: Australia, Italy, New Zealand, Scandinavia (Denmark, Norway and Sweden), South Africa, Spain, and the United Kingdom. In 2020, our international distributors will also cover Germany, France, Belgium, Luxembourg and the Netherlands.
Revenue Concentrations and Significant Customers. A small number of independent domestic distributors have historically accounted for a significant portion of our revenues. During the year ended December 31, 2019, we made sales to approximately 43 independent distributors in the United States, and 12 independent distributors internationally. In fiscal 2019, sales to Byram Healthcare and RGH Enterprises, Inc. accounted for 15.4% and 14.8% of consolidated sales, respectively. In fiscal 2018, sales to RGH Enterprises, Inc. and Byram Healthcare accounted for 19.4% and 15.6% of consolidated sales, respectively. None of our independent distributors in the United States are required to sell our products exclusively and each of them may freely sell the products of our competitors. Our distributor agreements in the United States generally have one-year initial terms with automatic one-year renewal terms and are terminable in connection with a party’s material breach. Our distributor agreements outside the United States generally have longer initial terms and, in addition to being terminable in connection with a party’s material breach, include provisions that allow us to terminate those agreements prior to their ordinary expiration in exceptional circumstances. We believe our domestic distributors carry minimal inventory at any given time. Internationally, there may be variability in inventory levels among our distributors, particularly when they first commence product sales or surrounding the launch of new products.
Animas. In October 2017, Johnson & Johnson announced that it was discontinuing the operations of Animas, and exiting the insulin pump business entirely, and, in connection with these activities, designated Medtronic as a preferred partner to facilitate the transition of Animas insulin pump customers. Throughout 2018 and 2019 we experienced an increase in our percentage of sales to people who reported converting from using an Animas pump. Animas pump supplies were no longer available for customers to purchase after September 2019. Accordingly, we believe that the vast majority of Animas pump users have transitioned to an alternative pump, and that remaining Animas pump users will likely switch in 2020 as they use up their remaining supplies.
Outside the United States, many of our international distributors had existing relationships with Animas customers and were motivated to keep those individuals as existing customers by replacing Animas pumps with our t:slim X2 as opportunities arose. We believe the benefit from the Animas opportunity outside the U.S. was substantially realized by end of the second quarter of 2019.
Training and Customer Care. Our customer care infrastructure, which services the United States and Canada, consists of individuals focused on training, insurance verification and 24/7 technical services. Our goal is to offer best-in-class customer support and services as these offerings are often viewed by people with diabetes and their healthcare providers equally as important as the products we offer. In 2019, we opened a facility in Boise, Idaho to begin scaling our customer care organization outside of San Diego. This has allowed us to hire talented service employees more quickly than we would have been able to in San Diego at a lower cost of operations, which provides further leverage to our infrastructure. During 2020 we expect to expand our customer care infrastructure, including investments in facilities, technology and personnel, to meet the needs of our larger base of in-warranty customers. We also provide training to our distribution partners who fulfill their customer care responsibilities outside the United States.
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
We enter into contracts with national and regional third-party payors to establish reimbursement for our insulin pump products, disposable cartridges and other related supplies. We employ a team of managed care managers who are responsible for negotiating and securing contracts with third-party payors throughout the United States. For the year ended December 31, 2019, approximately 27% of our sales in the United States were generated through our direct third-party payor contracts.
If we are not contracted with a person’s third-party payor and in-network status cannot be otherwise obtained, then to the extent possible we utilize distribution channels so our customers’ orders can be serviced. As of December 31, 2019, we had executed distributor agreements with approximately 43 independent distributors in the United States. In some cases, but not all, this network of distributors allows us to access people who are covered by commercial payors with whom we are not contracted, at in-network rates that are generally more affordable for our customers. However, UnitedHealthcare designated one of our competitors as their preferred, in-network durable medical equipment provider of insulin pumps for most customers over seven years of age. Unless UnitedHealthcare implements a change to its coverage policies for insulin pumps, we expect this decision will prevent a majority of UnitedHealthcare members from purchasing our insulin pump , whether directly from us or through our network of distributors.
Our distribution partners outside the United States and Canada are responsible for all reimbursement, tender application and fulfillment activities.
Manufacturing and Quality Assurance
Historically, we have manufactured our pump and disposable cartridge products at our Barnes Canyon facility in San Diego, California. In 2020, we anticipate outsourcing a portion of our cartridge manufacturing to an experienced third-party contract manufacturer to provide us additional flexibility in scaling our business while creating additional leverage. In 2019, we made capital expenditure investments for the expansion of warehousing capacity and ordered additional manufacturing equipment for implementation in 2020. We anticipate these investments will allow us to double our cartridge manufacturing capacity from 2019 to 2020, without meaningfully increasing the cost of overhead associated with our manufacturing facilities. We believe these investments position us well to achieve our long-term gross margin targets.
We currently utilize a semi-automated manufacturing process for our pump products and disposable cartridges. The pump production line reaches a maximum output of approximately 30,000 pumps per year on a single shift. In 2019, we scaled from two to three pump manufacturing lines and currently have the capacity to produce approximately 180,000 pumps annually. Disposable cartridges are manufactured on a production line that reaches a maximum output of approximately one million cartridges per year on a single standard eight-hour shift. In 2019, we had four cartridge manufacturing lines and improved the efficiency of our disposable cartridge manufacturing process, which provided us capacity to build 16 million units annually. We also began investing in three additional cartridge manufacturing lines that will become operational at our third-party manufacturing location. When fully operational, we believe our seven cartridge manufacturing lines can support an installed base of more than 250,000 customers.
Outside suppliers are the source for most of the components and some sub-assemblies in the production of our insulin pumps. Any sole and single source supplier is managed through our supplier management program that is focused on reducing supply chain risk. Our suppliers are evaluated, approved and monitored periodically by our quality department to ensure conformity with the specifications, policies and procedures applicable to our devices. Members of our quality department also inspect our devices at various steps during the manufacturing cycle to facilitate compliance with our devices’ stringent specifications.
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
In 2016, we entered into a worldwide, non-exclusive, royalty-bearing license agreement with TypeZero to allow the integration of our insulin pump products with TypeZero’s inControl AID technology. The agreement also provides us access to TypeZero’s future AID innovations for five years following the date of the agreement. In addition, the license agreement contemplated that our insulin pump products would be used alongside TypeZero’s AID technology in certain studies under the International Diabetes Closed Loop (IDCL) Trial, which are now completed. In August 2018, TypeZero was acquired by Dexcom. Nevertheless, the terms of our agreement with TypeZero remain effective until the patents covered by the agreement have expired, subject to customary provisions for termination in the event of an uncured material breach.
In October 2019, we and Abbott Laboratories, or Abbott, announced that we intend to develop and commercialize integrated diabetes solutions that combine Abbott's glucose sensing technology with Tandem's innovative insulin delivery systems to provide additional treatment options for people with insulin-dependence to manage their diabetes. These development and commercialization plans are contingent on the negotiation of a definitive agreement, and while the parties are currently exploring a business relationship, there can be no assurance that an agreement will be reached or that any agreement will be on the terms that are currently being discussed.
Intellectual Property
We have made protection of our intellectual property a strategic priority. We rely on a combination of copyright, patent, trademark, trade secret and other intellectual property laws, non-disclosure agreements and other measures to protect our proprietary rights.
As of December 31, 2019, our patent portfolio consisted of approximately 86 issued U.S. patents and 68 pending U.S. patent applications. Of these, our issued U.S. patents expire between approximately 2021 and 2036. We are also seeking patent protection for our proprietary technology in other countries throughout the world. In addition, we also have 39 trademark registrations, including 16 U.S. trademark registrations and 23 foreign trademark registrations.
In July 2012, we entered into an agreement with Smiths Medical, Inc. pursuant to which we were granted, through certain assignments and certain non-exclusive and exclusive, worldwide, fully paid-up, royalty-free licenses, certain rights to patents and patent applications related to ambulatory infusion pumps and related software and accessories for the treatment of diabetes. We agreed to pay $5.0 million in license fees and to share equally any associated sublicense revenues we may receive. As of December 31, 2019, we had paid the initial license fees in full and have not entered into any sublicense agreements.
Competition
The medical device industry is intensely competitive, subject to rapid change and highly sensitive to the introduction of new products, treatment techniques or technologies, or other market activities of industry participants. We compete in domestic and international markets with a number of companies that manufacture insulin delivery devices, such as Medtronic MiniMed, a division of Medtronic, and Insulet Corporation. In late 2017, Eli Lilly & Co. announced that it was developing an insulin pump with AID technology, and there are several other companies that are currently marketing insulin pump products in international markets. In addition, we face competition from a number of companies, medical researchers and existing pharmaceutical companies that are pursuing new delivery devices, delivery technologies, sensing technologies, procedures, drugs and other therapeutics for the monitoring, treatment and prevention of diabetes.
For additional information, see the section of this Annual Report under the caption “Risk Factors” in Part I, Item 1A.

Government Regulation
Our products are medical devices subject to extensive regulation by the FDA in the United States, corresponding state regulatory authorities and other regulatory bodies in other countries. The U.S. Federal Food, Drug, and Cosmetic Act, (FDCA) and the FDA’s implementing regulations govern:

•	product design and development;

•	pre-clinical and clinical testing;

•	establishment registration and product listing;

•	product manufacturing;

•	labeling and storage;

•	pre-market clearance or approval;

•	advertising and promotion;

•	product sales and distribution;

•	recalls and field safety corrective actions; and

•	servicing and post-market surveillance.
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
The FDA classifies medical devices into one of three classes. Devices requiring fewer controls because they are deemed to pose lower risk are placed in Class I or II. Class I devices are subject to general controls such as labeling, pre-market notification and adherence to the FDA’s Quality System Regulation, or QSR, which cover manufacturers’ methods and documentation of the design, testing, production, control quality assurance, labeling, packaging, sterilization, storage and shipping of products. Class II devices are subject to special controls such as performance standards, post-market surveillance, FDA guidelines, or particularized labeling, as well as general controls. Some Class I and Class II devices are exempted by regulation from the 510(k) clearance requirement, and the requirement of compliance with substantially all of the QSR. t:slim, t:flex, t:slim X2, t:slim X2 with Control-IQ technology and t:connect received FDA clearance as Class II devices. However, t:connect was subsequently down-classified to a Class I device. A PMA application is required for devices deemed by the FDA to pose the greatest risk, such as life-sustaining, life-supporting or certain implantable devices, or those that are “not substantially equivalent” either to a device previously cleared through the 510(k) process or to a “preamendment” Class III device in commercial distribution before May 28, 1976 when PMA applications were not required. t:slim G4 and t:slim X2 with G5 integration, and t:slim X2 with Basal-IQ technology received FDA approval as Class III devices.
There are three new Class II categories classified by the FDA for the interoperability of devices as a complete AID system that are intended to help support continued rapid innovation by streamlining the regulatory pathway for integrated products approved by the FDA. In June 2018, our t:slim X2 with Basal-IQ technology was the first insulin pump to receive approval for iCGM compatibility. In February 2019, we received FDA approval of our De Novo application to classify the t:slim X2 to a Class II device, under the new insulin pump classification referred to as ACE pumps. Most recently, in December 2019 we received FDA approval of our De Novo application to classify our Control-IQ technology as the first automated insulin dosing software in a new interoperable automated glycemic controller category that automatically adjusts insulin delivery to a person with diabetes by connecting to an ACE pump and iCGM. In connection with the De Novo applications for both the ACE pump and the interoperable automated glycemic controller category the FDA also established certain special controls that we will need to continue to satisfy. If we are not able to satisfy those special controls, we would be required to seek approval for those products under the traditional PMA submission process.

For Class III devices a PMA application must be supported by valid scientific evidence that typically includes extensive technical, pre-clinical, clinical, manufacturing and labeling data to demonstrate to the FDA’s satisfaction the safety and efficacy of the device. A PMA application also must include a complete description of the device and its components, a detailed description of the methods, facilities and controls used to manufacture the device, and proposed labeling. After a PMA application is submitted and found to be sufficiently complete, the FDA begins an in-depth review of the submitted information. During this review period, the FDA may request additional information or clarification of information already provided. Also, during the review period, an advisory panel of experts from outside the FDA may be convened to review and evaluate the application and provide recommendations to the FDA. In addition, the FDA generally will conduct a pre-approval inspection of the manufacturing facility to evaluate compliance with QSR, which requires manufacturers to implement and follow design, testing, control, documentation and other quality assurance procedures.
FDA review of a PMA application generally takes approximately one year but may take significantly longer. The FDA can delay, limit or deny approval of a PMA application for many reasons, including:

•	systems may not be safe or effective to the FDA’s satisfaction;

•	the data from pre-clinical studies and clinical trials may be insufficient to support approval;

•	the manufacturing process or facilities may not meet applicable requirements; and

•	changes in FDA approval policies or adoption of new regulations may require additional data.
If an FDA evaluation of a PMA application is favorable, the FDA will issue either an approval letter, or approvable letter, which usually contains a number of conditions that must be met in order to secure final approval of the PMA. When and if those conditions have been fulfilled to the satisfaction of the FDA, the agency will issue a PMA approval letter authorizing commercial marketing of a device, subject to the conditions of approval and the limitations established in the approval letter. If the FDA’s evaluation of a PMA application or manufacturing facilities is not favorable, the FDA will deny approval of the PMA or issue a not-approvable letter. The FDA also may determine that additional tests or clinical trials are necessary, in which case the PMA approval may be delayed for several months or years while the trials are conducted and data is submitted in an amendment to the PMA. The PMA process can be expensive, uncertain and lengthy and a number of devices for which FDA approval has been sought by other companies have never been approved by the FDA for marketing.
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

Also, the FDA may require us to conduct post-market surveillance studies or establish and maintain a system for tracking our products through the chain of distribution to the patient level. We are currently in the planning phases for a post-market surveillance study for our t:slim X2 with Control-IQ technology. The FDA and the Food and Drug Branch of the California Department of Health Services enforce regulatory requirements by conducting periodic, unannounced inspections and market surveillance. Inspections may include the manufacturing facilities of our subcontractors.

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
Physician Self-Referral Law. The Stark Law prohibits a physician from referring Medicare or Medicaid patients to an entity providing “designated health services,” including a company that furnishes durable medical equipment, if the physician has a financial relationship with the company. In addition to statutory exceptions, the Centers for Medicare and Medicaid Services (CMS), has issued numerous regulatory exceptions to the Stark Law. Violation of the Stark Law could result in denial of payment, disgorgement of reimbursements received under a noncompliant arrangement, civil penalties, and exclusion from Medicare, Medicaid or other governmental programs. Although we believe that we have structured our provider arrangements to comply with current Stark Law requirements, these arrangements may not expressly meet the requirements for applicable exception from the law.
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
Data Privacy and Information Security Laws and Regulations. t:connect data is hosted on secure servers and our use of t:connect data is subject to internal policies and procedures that are designed to comply with the federal U.S. Health Insurance Portability and Accountability Act of 1996, or HIPAA, as well as applicable U.S state privacy laws (including, but not limited to, the California Consumer Privacy Act). Although t:connect and t:connect HCP are not currently available to users or healthcare providers outside the United States, we are also mindful of requirements under Canada’s Personal Information Protection and Electronic Documents Act, referred to as PIPEDA, and similar provincial laws, and the E.U. General Data Protection Regulation, commonly known as GDPR, and similar E.U. member state laws. Collectively, these laws and regulations set standards for safeguarding the confidentiality, integrity, and availability of the personal information we collect and use from customers and healthcare providers. These laws also require, among other things, that we are transparent about how we collect and share personal data and that we give t:connect users the ability to know what data we are collecting about them, to obtain a copy of that data, to correct or amend that data, and to request we restrict use of that data.

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
Employees
As of December 31, 2019, we had 1,043 full-time employees. None of our employees are represented by a collective bargaining agreement, and we have never experienced any work stoppage. We believe we have good relations with our employees.

Executive Officers
Kim D. Blickenstaff (age 67) has served as Executive Chairman of our board of directors since March 2019, and previously served as President and Chief Executive Officer from September 2007 to March 2019. Mr. Blickenstaff has served as one of our directors since September 2007. We recently announced that Mr. Blickenstaff will transition to the role of Chairman of our board of directors in March 2020. Prior to joining our company, he served as Chairman and Chief Executive Officer of Biosite Incorporated, or Biosite, a provider of medical diagnostic products, from 1988 until its acquisition by Inverness Medical Innovations, Inc. in June 2007. Mr. Blickenstaff previously served as a director of Medivation, Inc. (NASDAQ: MDVN), a biotechnology company, from 2005 to 2016, until its acquisition by Pfizer, and as a director of DexCom, Inc. (NASDAQ: DXCM), a provider of CGM systems, from June 2001 to September 2007. Mr. Blickenstaff was formerly a certified public accountant and has more than 20 years of experience overseeing the preparation of financial statements. He received a B.A. in Political Science from Loyola University, Chicago, and an M.B.A. from the Graduate School of Business, Loyola University, Chicago.
John F. Sheridan (age 64) has served as our President and Chief Executive Officer since March 2019 and as a member of our board of directors since June 2019. Mr. Sheridan previously served as Executive Vice President and Chief Operating Officer since April 2013. Prior to joining our company, Mr. Sheridan served as Chief Operating Officer of Rapiscan Systems, Inc., a provider of security equipment and systems, from March 2012 to February 2013. Mr. Sheridan served as Executive Vice President of Research and Development and Operations for Volcano Corporation, a medical technology company, from November 2004 to March 2010. From May 2002 to May 2004, Mr. Sheridan served as Executive Vice President of Operations at CardioNet, Inc., a medical technology company, now operating as BioTelemetry, Inc. (NASDAQ: BEAT). From March 1998 to May 2002, he served as Vice President of Operations at Digirad Corporation, a medical imaging company. Mr. Sheridan holds a B.S. in Chemistry from the University of West Florida and an M.B.A. from Boston University.
David B. Berger (age 50) has served as our Chief Legal and Compliance Officer since April 2019, as General Counsel since August 2013, as our Corporate Secretary since January 2015, and as our Executive Vice President since January 2016. From January 2008 until August 2013, Mr. Berger was employed at Senomyx, Inc., a taste science company, where he most recently served as Senior Vice President and General Counsel. He also served as Corporate Secretary of Senomyx from January 2008 until May 2014. From April 2003 until October 2007, Mr. Berger was responsible for all commercial aspects of legal affairs at Biosite, most recently serving as Vice President, Legal Affairs. Previously, Mr. Berger was an attorney at Cooley Godward LLP and Amylin Pharmaceuticals, Inc. Mr. Berger holds a B.A. in Economics from the University of California, Berkeley and a J.D. from Stanford Law School.
Brian B. Hansen (age 52) has served as our Executive Vice President and Chief Commercial Officer since February 2016. Prior to joining our company, Mr. Hansen served from September 2014 as Chief Commercial Officer of Adaptive Biotechnologies Corp. From May 2013 to September 2014, Mr. Hansen served as Head of Commercial, Sales and Marketing, of Genoptix, a Novartis Company. From December 2005 to February 2013, he served in various roles of increasing responsibility at Gen-Probe, Inc., a medical diagnostics company, most recently serving as Senior Vice President, Global Sales and Services from January 2012 to February 2013. Mr. Hansen received a B.S. in Business Administration from the University of Missouri-Columbia, and an M.B.A. from the School of Business at San Diego State University.
Elizabeth A. Gasser (age 44) has served as our Executive Vice President of Strategy and Corporate Development since January 2020. Prior to joining our company, Ms. Gasser served from June 2017 as an independent adviser providing strategic and corporate development solutions to boards and executive teams. From January 2016 to June 2017 she was Vice President of Corporate Strategy at QUALCOMM Technologies, Inc. (QTI), a subsidiary of QUALCOMM Incorporated (NASDAQ: QCOM), a global leader in the development and commercialization of technologies and products used in mobile devices and other wireless products. Prior to that, from November 2012 to January 2016 she was Vice President of Strategic Development at QTI, after serving in other strategic related roles of increasing responsibility beginning in 2006. Ms. Gasser holds a B.A. and an M.A. in Economics from the University of Cambridge.
Susan M. Morrison (age 40) has served as our Chief Administrative Officer since September 2013 and as an Executive Vice President since December 2017. From April 2013 until September 2013, she served as our Vice President, Human Resources, Corporate and Investor Relations. Ms. Morrison served as our Director, Corporate and Investor Relations, from January 2009 to March 2013, and was our Director, Corporate Services from November 2007 to December 2008. Prior to joining our company, Ms. Morrison held various positions in Corporate and Investor Relations at Biosite from August 2003 through November 2007. Ms. Morrison holds a B.A. in Public Relations from Western Michigan University.

Leigh A. Vosseller (age 47) has served as our Executive Vice President, Chief Financial Officer, and Treasurer since June 2018, and served as Senior Vice President, Chief Financial Officer and Treasurer from January 2018 to May 2018. Ms. Vosseller is our principal financial and accounting officer. She joined us as Vice President of Finance in 2013 and was promoted to Senior Vice President of Finance in August 2017. Prior to that time, she served as Vice President and Chief Financial Officer at Genoptix, beginning in 2011, after initially joining Genoptix in 2008. Prior to that she held a senior finance position at Biosite where she played a key role in developing the financial and administrative infrastructure for international expansion. Ms. Vosseller is a certified public accountant (inactive) and holds a B.S. in Accounting from Missouri State University.
Family Relationships
Mr. Sheridan, our President and Chief Executive Officer, and Ms. Vosseller, our Executive Vice President, Chief Financial Officer and Treasurer, are involved in a personal relationship and share a primary residence. Ms. Vosseller reports directly to Mr. Sheridan. Our board of directors is informed of the relationship and due to the direct reporting arrangement, we have taken appropriate actions to ensure compliance with Company policies and procedures. Mr. Sheridan and Ms. Vosseller will not be involved in setting compensation or benefits for one another, which will continue to be determined by our Compensation Committee. In addition, our Audit Committee of the Board of Directors considered whether additional internal disclosure controls and procedures are appropriate in light of the circumstances and, as a result, certain additional internal controls were implemented during the year ended December 31, 2019.
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
An investment in our common stock involves risks. You should carefully consider the risks described below, together with all of the other information included in this Annual Report, as well as in our other filings with the SEC, in evaluating our business. If any of the following risks actually occur, our business, financial condition, operating results and future prospects could be materially and adversely affected. In that case, the trading price of our common stock may decline and you might lose all or part of your investment. The risks described below are not the only ones we face. Additional risks that we currently do not know about or that we currently believe to be immaterial may also impair our business, financial condition, operating results and prospects. Certain statements below are forward-looking statements. For additional information, see the section of this Annual Report under the caption “Cautionary Note Regarding Forward-Looking Statements.”
Risks Related to our Business and our Industry
We have incurred significant operating losses since inception and cannot assure you that we will achieve sustained profitability.
Since our inception in January 2006, we have incurred a significant net loss. As of December 31, 2019, we had an accumulated deficit of $624.8 million. To date, we have funded our operations primarily through private and public offerings of our equity securities, cash collected from sales of our products, and debt financing which has since been fully repaid. We have devoted substantially all of our resources to the design, development and commercialization of our products, the scaling of our manufacturing operations and commercial organization, the research and development of our current products and products under development, and the assembly of a management team to manage our business.
We began commercial sales of our first product, t:slim, in August 2012 and our flagship pump platform, t:slim X2, in October 2016. The t:slim X2 hardware platform now represents 100% of new pump shipments. Until the third quarter of 2018 we were only selling our products in the United States.

Since the first quarter of 2013, we have been able to manufacture and sell our insulin pump products at a cost and in volumes sufficient to allow us to achieve a positive overall gross margin. For the years ended December 31, 2019 and 2018, our gross profit was $194.2 million and $89.8 million, respectively. Although we have achieved a positive overall gross margin and have substantially reduced our operating loss, we still operate at a net loss on an annual basis and expect that we may continue to do so for the foreseeable future.
To implement our business strategy and achieve consistent profitability, we need to, among other things, increase sales of our products and the gross profit associated with those sales, maintain an appropriate customer service and support infrastructure, fund ongoing research and development activities, create additional efficiencies in our manufacturing processes while adding to our capacity, and obtain regulatory clearance or approval to commercialize our products currently under development both domestically and internationally. We expect our expenses will continue to increase as we pursue these objectives and make investments in our business. Additional increases in our expenses without commensurate increases in sales could significantly increase our operating losses.
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
We generate nearly all of our revenue from the sale of t:slim X2 insulin pumps and the related insulin cartridges and infusion sets. Sales of these products may be negatively impacted by many factors, including:

•	market acceptance of the insulin pumps and related products manufactured and sold by our key competitors, including Medtronic MiniMed, a division of Medtronic plc;

•	the potential that breakthroughs for the monitoring, treatment or prevention of diabetes may render our insulin pumps obsolete or less desirable;

•	adverse regulatory or legal actions relating to our products, or similar products or technologies of our competitors;

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

In addition, sales of any of our current or future insulin pump products with CGM integration are subject to the continuation of our applicable agreements with Dexcom or other third parties which, under some circumstances, may be subject to termination, with or without cause, on relatively short notice. Sales of our current products may also be negatively impacted in the event of any regulatory or legal actions relating to CGM products that are compatible with our pumps, or in the event of any disruption to the availability of the applicable CGM-related supplies, such as sensors or transmitters, in a given market in which our products are sold. Sales of our products may also be adversely impacted if the CGM products that are compatible with our pumps are not viewed as superior to competing CGM products in markets where our products are sold, or if the price of these products is not competitive with similar products available in the market.
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
A key to maintaining and growing our revenue is the retention of a high percentage of our customers due to the potentially significant revenue generated from ongoing purchases of disposable insulin cartridges and other supplies. In addition, our pumps are designed and tested to remain effective for at least four years and a satisfied customer may consider purchasing another product from us when the time comes to replace the pump. We have developed retention programs aimed at our customers, their caregivers and healthcare providers, which include training specific to our products, ongoing support by sales and clinical employees, and technical support and customer service. Demand for our products from our existing customers could decline or could fail to increase in line with our projections as a result of a number of factors, including the introduction of competitive products, breakthroughs for the monitoring, treatment or prevention of diabetes, changes in reimbursement rates or policies, manufacturing problems, perceived safety or reliability issues with our products or components or the products of our competitors, the failure to secure regulatory clearance or approvals for products or product features in a timely manner or at all, or for other reasons. The failure to retain a high percentage of our customers and increase sales to these customers consistent with our forecasts would have a material adverse effect on our business, financial condition and operating results.
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
Our primary competitors are major medical device companies that are either publicly traded companies or divisions or subsidiaries of publicly traded companies, including Insulet and Medtronic MiniMed. In addition, Eli Lilly & Co. is developing an insulin pump. There are also a number of other companies developing and marketing their own insulin delivery systems and/or related software applications, including insulin pumps and Bluetooth-enabled insulin pens to support MDI therapy. While these industry changes are significant, it is difficult to know how they will impact our business or the competitive landscape in which we operate. Our key competitors, most notably Medtronic, enjoy several competitive advantages over us, including:

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
Our ability to achieve our strategic objectives will depend, among other things, on our ability to develop and commercialize products for the treatment of diabetes that offer distinct features and functionality, are easy-to-use, provide superior treatment outcomes, receive adequate coverage and reimbursement from third-party payors, and are otherwise more appealing than available alternatives. Our primary competitors, as well as a number of other companies and medical researchers are pursuing new delivery devices, delivery technologies, sensing technologies, treatment techniques, procedures, drugs and other therapies for the monitoring, treatment and prevention of diabetes. Any breakthroughs in diabetes monitoring, treatment or prevention could reduce the potential market for our products or render our products obsolete altogether, which would significantly reduce our sales or cause our sales to grow at a slower rate than we currently expect. In addition, even the perception that new products may be introduced, or that technological or treatment advancements could occur, could cause consumers to delay the purchase of our products.
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
Our current business strategy is highly dependent on our insulin pump and related products achieving and maintaining market acceptance. In order for us to sell our products to people with insulin-dependent diabetes, we must convince them, their caregivers and healthcare providers that our products are an attractive alternative to competitive products for the treatment of diabetes, including traditional insulin pump products and MDI therapies, as well as alternative diabetes monitoring, treatment or prevention methodologies. Market acceptance and adoption of our products depends on educating people with diabetes, as well as their caregivers and healthcare providers, about the distinct features, ease-of-use, beneficial treatment outcomes, and other perceived benefits of our products as compared to competitive products. If we are not successful in convincing existing and potential customers of the benefits of our products, or if we are not able to achieve the support of caregivers and healthcare providers for our products, our sales may decline or we may achieve sales below our expectations.
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
In addition, even if we are able to convince people with insulin-dependent diabetes, their caregivers or healthcare providers that our products compare favorably to the products and treatment alternatives offered by our competitors, negative perceptions regarding our size or financial stability relative to that of our competitors could cause consumers to delay the purchase of our products or to purchase competitive products.
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

As guidelines in setting their coverage and reimbursement policies, many third-party payors in the United States use coverage decisions and payment amounts determined by CMS, which administers the U.S. Medicare program. Medicare periodically reviews its reimbursement practices for diabetes-related products, and there is uncertainty as to the future Medicare reimbursement rate for our products. In addition to the currently existing reimbursement code for insulin pumps, CMS recently established an additional reimbursement code for insulin pumps with automated insulin delivery and CGM integration. The reimbursement rate for the new code is expected to be established in 2020, but is not yet known. We are unable to determine the effect of this new reimbursement code on the volume of our pump sales, pump revenues, and operating results, until the reimbursement rate is known. It is also possible that CMS may review and modify the current coverage and reimbursement of diabetes-related products in connection with anticipated changes to the regulatory approval process for insulin pumps and related products, software applications and services. In addition, third-party payors that do not follow the CMS guidelines may adopt different coverage and reimbursement policies for our current and future products. It is possible that some third-party payors will not offer any coverage for our current or future products. For instance, UnitedHealthcare has designated one of our competitors as their preferred, in-network durable medical equipment provider of insulin pumps for most customers age seven or above. Unless UnitedHealthcare changes its coverage policies regarding insulin pumps, we expect this decision will prevent a majority of UnitedHealthcare members from purchasing our products. It is possible that other third-party payors may adopt similar policies in the future, which would adversely impact our ability to sell our products.
We currently have contracts establishing reimbursement for our insulin pump products with approximately 184 national and regional third-party payors in the United States. While we may enter into additional contracts both domestically and internationally, with third-party payors and add coverage for future products under our current agreements, we cannot guarantee that we will succeed in doing so or that the reimbursement contracts that we are able to negotiate will enable us to sell our products on a profitable basis. In particular, we have limited experience securing reimbursement in international markets. In addition, existing contracts with third-party payors generally can be modified or terminated by the third-party payor without cause and with little or no notice to us. Moreover, compliance with the administrative procedures or requirements of third-party payors may result in delays in processing approvals by those third-party payors for customers to obtain coverage for our products. Failure to secure or retain adequate coverage or reimbursement for our current and future products by third-party payors, or delays in processing approvals by those payors, could result in the loss of sales, which could have a material adverse effect on our business, financial condition and operating results.
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
We have limited experience marketing and selling our newer products as well as training new customers on their use, particularly in international markets. In addition, the vast majority of our existing customers are individuals with type 1 diabetes, and we have limited experience marketing and selling our products to customers with type 2 diabetes. We anticipate that selling our products to customers with higher insulin requirements, including customers with type 2 diabetes, may be even more difficult following our decision to discontinue sales of new t:flex pumps in the third quarter of 2018.
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
A key element of our business strategy involves our sales, clinical, marketing and customer service personnel driving adoption of our products. We have significantly increased the number of sales, marketing, clinical and customer service personnel employed by us since we commenced commercial sales in 2012. However, we have faced considerable challenges in growing and managing these resources, including with respect to recruiting, training and assimilation of new territories and accounts. We expect to continue to face significant challenges as we manage and grow our infrastructure in the future and work to motivate and retain the individuals who make up our existing infrastructure. These challenges may be even greater in connection with our commercial expansion outside of the United States, where we have limited experience. Unexpected turnover among our sales, marketing, clinical and customer service personnel, or unanticipated challenges in recruiting additional personnel, would have a negative impact on our ability to achieve our sales projections. Further, if a sales, marketing or clinical representative was to depart and be retained by one of our competitors, we may fail to prevent him or her from helping competitors solicit business from our existing customers, which could adversely affect our sales. Similarly, if we are not able to recruit and retain a network of diabetes educators and customer service personnel, we may not be able to successfully train and service new customers, which could delay new sales and harm our reputation.
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
For the year ended December 31, 2019, sales to approximately 55 independent distributors represented approximately 76% of our sales. We believe a majority of our sales will continue to be to independent distributors for the foreseeable future, and it is possible that the percentage of our sales to independent distributors could increase, particularly in light of our reliance on independent distributors outside of the United States. For example, our dependence upon independent distributors domestically could increase if third-party payors decide to contract with independent distributors directly in lieu of contracting with us to supply our products to their members directly. Our dependence upon independent distributors could also increase if customers prefer to purchase all of their diabetes supplies through a single source, instead of purchasing pump-related products through us and other diabetes supplies through other suppliers. None of our independent distributors domestically has been required to sell our products exclusively and each of them may freely sell the products of our competitors. Our distributor agreements in the United States generally have one-year initial terms with automatic one-year renewal terms, and are terminable in connection with a party’s material breach. Our distributor agreements outside of the United States generally have longer initial terms and, in addition to being terminable in connection with a party’s material breach, include provisions that allow us to terminate those agreements prior to their ordinary expiration in specified circumstances. If we are unable to maintain or expand our network of independent distributors, our sales may be negatively affected.
For the year ended December 31, 2019, our two largest independent distributors in the United States collectively comprised approximately 31% of our worldwide sales, and our three largest independent international distributors collectively comprised approximately 60% of our international sales. If any of our key independent distributors were to cease to distribute our products or reduce their promotion of our products as compared to the products of our competitors, our sales could be adversely affected. In that case, we may need to seek alternative independent distributors or increase our reliance on our other independent distributors or our direct sales representatives, which may not prevent our sales from being adversely affected. Additionally, to the extent we enter into additional arrangements with independent distributors to perform sales, marketing or distribution services, the terms of the arrangements could result in our product margins being lower than if we directly marketed and sold our products.

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
We operate in a competitive and rapidly-evolving market. Important industry changes, such as the FDA approval and launch of new products by our competitors, as well as changes specific to our business, such as the timing of our launch of new products currently in development and our potential expansion of commercial sales in international markets, combine to make it more difficult for us to predict our future sales and operating results, as well as our expected timeframe to achieve profitability. In assessing our business prospects, you should consider these factors as well as the various risks and difficulties frequently encountered by companies in competitive and rapidly evolving markets, particularly those companies that manufacture and sell medical devices.
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
While our Technology Upgrade Program expired on September 30, 2017, it resulted in a number of accounting complexities that made comparisons of our historical and future financial results more difficult. In particular, during the term of the Technology Upgrade Program, generally accepted accounting principles in the United States prevented us from recognizing, at the time of sale, up to 100% of the sales and cost of sales associated with the sale of our insulin pumps to eligible customers. Instead, depending on the type of pump sold, we were required to defer some or all of the sales and cost of sales until a later date. In light of the expiration of the program, we are no longer subject to these accounting deferrals. However, in evaluating our 2017 financial results through December 31, 2017, as a result of the Technology Upgrade Program we recorded incremental net sales of $5.0 million that were previously deferred, with a corresponding increase of $3.1 million in gross profit. It is possible that we may offer other consumer-directed programs in the future, which may result in similar or additional accounting complexities making comparisons of historical and future results more difficult.
Despite our efforts to explain the required accounting treatment for the Technology Upgrade Program, it is possible that there may be confusion when comparing our historical and future financial results, which may cause investors to avoid investing in our common stock and adversely impact our stock price.

Our ability to achieve profitability will depend, in part, on our ability to reduce the per unit cost of our products while also increasing production volume.
We believe our ability to reduce the per unit cost of our insulin pumps and related products will have a significant impact on our ability to achieve profitability. Our cost of sales includes raw materials and component parts, labor costs, product training expenses, freight, reserves for expected warranty costs, royalties, scrap and excess and obsolete inventories. It also includes manufacturing overhead costs, including expenses relating to quality assurance, manufacturing engineering, material procurement and inventory control, facilities, equipment, information technology and operations management. Our warranty reserves require a significant amount of judgment and are primarily estimated based on historical experience. Recently released versions of our pump may not incur warranty costs in a manner similar to previously released pumps. If we are unable to increase our production volumes while sustaining or reducing our overall cost of sales, including through arrangements such as volume purchase discounts, negotiation of pricing and cost reductions with our suppliers, more efficient training programs for customers, improved warranty performance or fluctuations in warranty estimates, it will be difficult to reduce our per unit costs and our ability to achieve profitability will be constrained.
In addition, the per unit cost of our products is significantly impacted by our overall production volumes, and any factors that prevent our products from achieving market acceptance, cause our production volumes to decline, or result in our sales growing at a slower rate than we expect, would significantly impact our expected per unit costs, which would adversely impact our gross margins. In addition, we may not achieve anticipated improvements in manufacturing efficiency as we undertake actions to expand our manufacturing capacity. If we are unable to effectively manage our overall costs while increasing our production volumes and lowering our per unit costs, we may not be able to achieve or sustain profitability, which would have an adverse impact on our business, financial condition and operating results.
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
As demand for our products increases, and as the number of our commercial products expands, we will have to invest additional resources to purchase components, hire and train employees, and enhance our manufacturing processes and quality systems. We may also increase our utilization of third parties to perform contracted manufacturing services for us, and we may need to acquire additional custom designed equipment to support the expansion of our manufacturing capacity. In addition, although we expect some of our products under development to share product features and components with our current products, manufacturing of these products may require modification of our production lines, hiring of specialized employees, identification of new suppliers for specific components, qualifying and implementing additional equipment and procedures, obtaining new regulatory approvals, or developing new manufacturing technologies. Ultimately, it may not be possible for us to manufacture these products at a cost or in quantities sufficient to make these products commercially viable.

If we fail to increase our production capacity to meet consumer demand while also maintaining product quality standards, obtaining and maintaining regulatory approvals, and efficiently managing costs, our sales and operating margins could be negatively impacted, which would have an adverse impact on our financial condition and operating results.
We depend on a limited number of third-party suppliers for certain components and products, and the loss of any of these suppliers, their inability to provide us with an adequate supply of components or products, or our ability to adequately forecast customer demand, could harm our business.
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
Although we have long-term supply agreements with many of our suppliers, these agreements do not include long-term capacity commitments. Under most of our supply agreements, we make purchases on a purchase order basis and have no obligation to buy any given quantity of components or products until we place written orders, and our suppliers have no obligation to manufacture for us or sell to us any given quantity of components or products until they accept an order. In addition, our suppliers may encounter problems that limit their ability to manufacture components or products for us, including financial difficulties, damage to their manufacturing equipment or facilities or problems with their own suppliers. As a result, our ability to purchase adequate quantities of our components or products may be limited. If we fail to obtain sufficient quantities of high-quality components to meet demand on a timely basis, we could lose customer orders, our reputation may be harmed and our business could suffer.
We generally use a small number of suppliers for our components and products, some of which are located outside the United States including China and Mexico. Depending on a limited number of suppliers exposes us to risks, including limited control over cost such as tariffs, availability, quality and delivery schedules. Moreover, in some cases, we do not have long-standing relationships with our manufacturers and may not be able to convince suppliers to continue to make components available to us unless there is demand for such components from their other customers. As a result, there is a risk that certain components could be discontinued and no longer available to us. We have in the past been, and we may in the future be, required to make significant “last time” purchases of component inventories that are being discontinued by the manufacturer to ensure supply continuity. If any one or more of our suppliers cease to provide us with sufficient quantities of components in a timely manner or on terms acceptable to us, we would have to seek alternative sources of supply. Because of factors such as the proprietary nature of our products, our quality control standards and applicable regulatory requirements, we cannot quickly engage additional or replacement suppliers for some of our critical components. Failure of any of our suppliers to deliver products at the level our business requires could harm our reputation and limit our ability to meet our sales projections, which could have a material adverse effect on our business, financial condition and operating results.
We place orders with our suppliers using our forecasts of customer demand, which are based on a number of assumptions and estimates, in advance of purchase commitments from our customers. As a result, we incur inventory and manufacturing costs in advance of anticipated sales, which sales ultimately may not materialize or may be lower than expected. If we overestimate customer demand, we may experience higher inventory carrying costs and increased excess or obsolete inventory, which would negatively impact our results of operations.
We may also have difficulty obtaining components from other suppliers that are acceptable to the FDA or other regulatory agencies, and the failure of our suppliers to comply with regulatory requirements could expose us to regulatory action including warning letters, product recalls, termination of distribution, product seizures or civil penalties. Such a failure by our suppliers could also require us to cease using the components, seek alternative components or technologies, and modify our products to incorporate alternative components or technologies, which could necessitate additional regulatory approvals. Any disruption of this nature, or any increased expenses associated with any such disruption, could negatively impact our ability to manufacture our products on a timely basis, in sufficient quantities, or at all, which could harm our commercialization efforts and have a material adverse impact on our operating results.

If we cannot reliably manufacture our proprietary infusion set connector, or if it does not achieve market acceptance, we may not achieve our financial projections.
In September 2017, we began commercial sales in the United States of products with our customized t:lock connector, which is used to connect our pump cartridge to our infusion set offerings. Our t:lock connector replaced the standard Luer-lok connector that historically joined an infusion set to our proprietary disposable insulin cartridges. Concurrently, we began selling infusion sets that are compatible with t:lock. Starting in 2018, we initially offered standard Luer-lok cartridges and infusion sets in select international markets, and transitioned to our t:lock connector in international markets during 2019.
We believe the transition to the t:lock connector, for our direct customers and distributors in the United States and international markets, is substantially complete. However, during 2020 there may be limited circumstances where we continue offering both styles of cartridges and infusion sets in international markets to facilitate the transition of customer supplies. Due to the variability in purchasing patterns, standard Luer-lok inventories may not be consumed at the predicted rates and we may be required to offer both styles of insulin cartridges and infusion sets for a longer period than anticipated or we may be left with excess quantities of standard Luer-lok inventories that we cannot sell at standard prices or at all, which would negatively impact our results of operations.
While the t:lock connector was designed based on customer feedback, and all standard Luer-lok infusion sets that we recently offered are now available with the t:lock connector, it is possible that t:lock may not continue to gain market acceptance by current or potential customers, their caregivers, or healthcare providers. Any negative market response to the t:lock connector may impact a current customer’s decision to purchase a new pump from us at the time of renewal. In addition, potential customers may decide not to purchase our insulin pumps if they do not prefer the t:lock connector or t:lock compatible infusion sets, which could have a material adverse impact on our business, financial condition and operating results.
Our business operations are primarily located in San Diego, California, and any disruption at one of our facilities could adversely affect our business and operating results.
Substantially all of our current operations are conducted in San Diego, California, including our manufacturing processes, research and development activities and management and administrative functions. In addition, the majority of our inventories of component supplies and finished goods is stored at two facilities in San Diego. We also store finished goods at certain third-party warehouses in California and Texas for the fulfillment of certain customer orders. In the second half of 2019, we commenced limited customer and technical support activities in Boise, Idaho. We expect our operations in Boise to expand substantially during 2020. We take precautions to safeguard our facilities, including by acquiring insurance, employing back-up generators, adopting health and safety protocols and utilizing off-site storage of computer data. However, vandalism, terrorism or a natural disaster, such as an earthquake, fire or flood, or other catastrophic event, could damage or destroy our manufacturing equipment or our inventories of component supplies and finished goods, cause substantial delays in our operations, result in the loss of key information, result in reduced sales, and cause us to incur additional expenses. Our insurance coverage may not be sufficient to provide coverage with respect to the damages incurred in any particular case, and our insurance carrier may deny coverage with respect to all or a portion of our claims. Regardless of the level of insurance coverage or other precautions taken, damage to our facilities may have a material adverse effect on our business, financial condition and operating results.
We may not experience the anticipated operating efficiencies from the transition of our manufacturing and warehousing operations.
At the beginning of 2018 we completed the transition of our manufacturing operations to our Barnes Canyon facility and during the fourth quarter of 2019 we commenced operations at a new logistics warehouse in San Diego. We expect that both of these actions will allow for future capacity for product manufacturing and warehousing expansion. However, we may not experience the anticipated operating efficiencies at either facility. In addition, beginning in 2020 we expect to utilize a third party for a portion of our cartridge manufacturing. If we fail to achieve the operating efficiencies that we anticipate, our manufacturing and operating costs may be greater than expected, which would have a material adverse impact on our operating results. In addition, we or our contract manufacturers may encounter problems during manufacturing for a variety of reasons, including failure to follow specific protocols and procedures, failure to comply with applicable regulations, equipment malfunction, component part supply constraints and environmental factors, any of which could delay or impede our ability to meet customer demand and have a material adverse impact on our business, financial condition and operating results. In addition, because of the custom nature of our cartridge manufacturing process and product components, and the highly regulated nature of our products overall, in the event of any problems with our contract manufacturer, we may not be able to quickly establish additional or alternative arrangements.

We expect that the management and support of our new facilities and the increase of our manufacturing volumes will place significant burdens on our management team, particularly in areas relating to operations, quality, regulatory, facilities and information technology. We may not be able to effectively manage our ongoing manufacturing operations and we may not achieve the operating efficiencies that we anticipate, either from our own facilities or from our use of contract manufacturing. Further, additional increases in demand for our products may require that we further expand our business operations, which may require that we obtain additional facilities, make additional investments in capital equipment or increase our utilization of external third parties to perform contracted manufacturing services for us.
If we do not enhance our product portfolio to meet the demands of our market, we may fail to effectively compete, which may impede our ability to become profitable.
In order to increase our sales and market share in the insulin-dependent diabetes market, we must enhance and broaden our product portfolio in response to the evolving demands of people with insulin-dependent diabetes, their caregivers and healthcare providers, as well as competitive pressures and technologies. We may not be successful in developing, obtaining regulatory approval for, or marketing our proposed products when anticipated, or at all. In addition, notwithstanding our market research efforts, our future products may not be accepted by people with insulin-dependent diabetes, their caregivers, healthcare providers or third-party payors. The success of any proposed product offerings will depend on numerous factors, including our ability to:

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
Any concerns regarding the safety and efficacy of our products could limit sales and cause unforeseen negative effects to our business prospects and financial results.
Currently there are only limited published studies to evaluate the safety or effectiveness of our products in a controlled setting. As a result, people with insulin-dependent diabetes and healthcare providers may be slower to adopt or recommend our products, we may not have comparative data that our competitors have or are generating, third-party payors may not be willing to provide coverage or reimbursement for our products and we may be subject to greater regulatory and product liability risks. These and other factors could slow the adoption of our products and result in our sales being lower than anticipated. In addition, future studies or clinical experience may indicate that treatment with our products is not superior to treatment with competitive products. Such results could slow the adoption of our products and significantly reduce our sales, which could prevent us from achieving our forecasted sales targets or achieving or sustaining profitability.

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
Any alleged illness or injury associated with any of our products or product recalls may negatively impact our financial results and business prospects depending on a number of factors, including the scope and seriousness of the problem, degree of publicity, reaction of our customers and healthcare professionals, competitive response, and consumer perceptions generally. Even if such an allegation or product liability claim lacks merit, cannot be substantiated, is unsuccessful or is not fully pursued, the negative publicity surrounding any assertion that our products caused illness, injury or death could adversely affect our reputation with customers, healthcare professionals, third-party payors, and existing and potential collaborators, and could adversely affect our operating results and cause a decline in our stock price. Furthermore, general concerns regarding the perceived safety or reliability of any of our products, or any component thereof, may have a similar adverse effect on us.
We may enter into collaborations, licensing arrangements, joint ventures, strategic alliances or partnerships with third parties that may not result in the development of commercially viable products or the generation of significant future revenues.
In the ordinary course of our business, we may enter into collaborations, licensing arrangements, joint ventures, strategic alliances or partnerships to develop proposed products or technologies, pursue new markets, or protect our intellectual property assets. We may also elect to amend or modify similar agreements that we already have in place. Proposing, negotiating and implementing collaborations, licensing arrangements, joint ventures, strategic alliances or partnerships may be a lengthy and complex process, and may subject us to business risks. For example, other companies, including those with substantially greater financial, marketing, sales, technology or other business resources, may compete with us for these opportunities, or may be the counterparty in any such arrangements. We may not be able to identify or complete any such collaboration in a timely manner, on a cost-effective basis, on acceptable terms or at all. In addition, we may not realize the anticipated benefits of any such collaborations that we do identify and complete. In particular, these collaborations may not result in the development of products or technologies that achieve commercial success or result in positive financial results, or may otherwise fail to have the intended impact on our business.
Additionally, we may not be in a position to exercise sole decision-making authority regarding a collaboration, licensing or other similar arrangement, which could create the potential risk of creating impasses on decisions. Further, our collaborators and business partners may have economic or business interests or goals that are, or that may become, inconsistent with our business interests or goals. It is possible that conflicts may arise with our collaborators and other business partners, such as conflicts concerning the achievement of performance milestones, or the interpretation of significant terms under any agreement, such as those related to financial obligations, termination rights or the ownership or control of intellectual property developed during the collaboration. If any conflicts arise with our current or future collaborators, they may act in their self-interest, which may be adverse to our best interest, and they may breach their obligations to us. In addition, we have limited control over the amount and timing of resources that our current collaborators, such as Dexcom and TypeZero, or any future collaborators devote to our arrangement with them or our future products. Disputes between us and our current, future or potential collaborators may result in litigation or arbitration which would increase our expenses and divert the attention of our management. Further, these transactions and arrangements are contractual in nature and may be terminated or dissolved under the terms of the applicable agreements and, in such event, we may not continue to have rights to the products relating to such transaction or arrangement or may need to purchase such rights at a premium.
For example, we have entered into multiple development agreements with Dexcom, which provide us non-exclusive licenses to integrate various currently available generations of Dexcom CGM technology with our insulin pump products. Our agreements with Dexcom related to G5 and G6 CGM currently run until June 2020 with automatic one-year renewals unless a party provides prior notice to the contrary. Under certain circumstances, these agreements may be terminated by either party without cause or on short notice. Our current agreements with Dexcom do not grant us rights to integrate future generations of Dexcom CGM technology with any of our current or future products. Termination of any of our agreements with Dexcom would require us to redesign certain current products and products under development, and attempt to integrate an alternative CGM system into our insulin pump systems, which would require significant development and regulatory activities that could result in an interruption or substantial delay in the availability of the product to our customers. The termination of our existing commercial agreements with Dexcom would disrupt our ability to commercialize our existing products and our development of future products, which could have a material adverse impact on our financial condition and results of operations, negatively impact our ability to compete and cause our stock price to decline.

We operate our business in regions subject to natural disasters and other catastrophic events, and any disruption to our business resulting from natural disasters will adversely affect our revenue and results of operations.
We operate our business in regions subject to natural disasters, including earthquakes, hurricanes, floods, fires and other catastrophic events. For example, a portion of our administrative offices located in San Diego are in an area that is prone to flooding, which has occasionally temporarily disrupted our business operations. Any natural disaster could adversely affect our ability to conduct business and provide products and services to our customers, and the insurance we maintain may not be adequate to cover our losses resulting from any business interruption resulting from a natural disaster or other catastrophic events. Any future disruptions to our operations could have a material adverse impact on our financial condition and results of operations in future periods.
A security breach or other significant disruption to our information technology systems, or failures of our pumps’ software to perform as we anticipate, could materially disrupt our operations or result in the loss, theft, misuse, unauthorized disclosure, or unauthorized access to sensitive company information relating to our customers, suppliers or employees, which could damage our relationships, expose us to litigation or regulatory proceedings, or harm our reputation, any of which could have an adverse and material effect on our business, financial condition and operating results.
The efficient operation of our business depends on our information technology and communication systems, as well as those of our third-party business partners. We rely on such systems to effectively store, process and transit proprietary sales and marketing data, accounting and financial functions, manufacturing and quality records, inventory management, product development tasks, research and development data, customer service and technical support functions. Our information technology systems, including those that support t:connect, our current and future mobile applications, as well as those involved in the operation of our Tandem Device Updater, are vulnerable to damage or interruption from a number of causes, including earthquakes, fires, floods and other natural disasters, terrorist attacks, attacks by computer viruses or hackers, malware, ransomware or other destructive software, cyberattacks, power losses, and computer system or data network failures. Should any of those risks occur, it could adversely impact the availability, confidentiality and integrity of information assets contained in those systems.
Our business also involves the storage and transmission of a substantial amount of confidential, personal, or other sensitive information, including health information and other personal information relating to our customers, the personal information of our employees and other individuals, and our proprietary, financial, operational or strategic information. Should any of the foregoing risks occur, it could also result in the loss, theft, misuse, unauthorized disclosure, or unauthorized access of such sensitive information, which could lead to significant reputational or competitive harm, litigation involving us or our business partners, regulatory proceedings, or substantial liabilities, fines, penalties or expenses. As a result, we strive to maintain and regularly update reasonable security measures, and to respond quickly and effectively if and when data security incidents do occur. Like many businesses, we are subject to numerous data privacy and security risks, including threats arising from computer viruses or hackers, cyberattacks and ransom-ware attacks. The continuously evolving nature of those risks may prevent us from protecting all of this information despite our efforts to do so. Many of our service providers are subject to similar risks. Whether or not our security measures and those of our service providers are ultimately successful, our expenditures on those measures could have an adverse impact on our financial condition and results of operations, and divert management’s attention from pursuing our strategic objectives. From time to time we have experienced various threats to our information technology systems, and we are currently investigating the extent of unauthorized access to data on our networks following a recent phishing attack. As a result of the ongoing investigation we may determine that substantial confidential, personal or other sensitive information was compromised, and in that case we may be subject to regulatory proceedings and substantial fines, penalties and expenses, as well as significant reputational harm, which may have a material adverse impact on us. We are unable to predict the direct or indirect impact of any such incidents to our business.
In addition to the risks regarding information technology systems and processing of sensitive information, our insulin pumps and other products rely on software that could contain unanticipated vulnerabilities, which could make our products subject to computer viruses, cyber-attacks, or failures. These risks significantly increased after July 2016, when we received FDA clearance of our Tandem Device Updater, which enables customers to remotely update software on their insulin pumps and may increase further following the launch of our new mobile application. We may also face new risks relating to our information technology systems as we continue to commercialize our products outside of the United States and are subject to additional regulations relating to the use and protection of personal information and as we launch new mobile applications.

The failure of our or our service providers’ information technology systems or our pumps’ software or other mobile applications to perform as we anticipate, or our failure to effectively implement new information technology systems and privacy policies and controls, could disrupt our entire operation or adversely affect our software products. For example, we market our Tandem Device Updater as having the unique capability to deploy software updates to our pumps, which may allow customers remote access to new and enhanced features. The failure of our Tandem Device Updater to provide software updates as we anticipate, including as a result of our inability to secure and maintain necessary regulatory approvals, the inability of our pumps to properly receive software updates, errors or viruses embedded within the software being transmitted, or the failure of our customers to properly utilize the system to complete the update, could result in decreased sales, increased warranty costs, and harm to our reputation, any of which could have a material adverse effect on our business, financial condition and operating results.
If we are found to have violated laws concerning the privacy and security of patient health information or other personal information, we could be subject to civil or criminal penalties, which could increase our liabilities and harm our reputation or our business.
There are a number of domestic and international laws protecting the privacy and security of personal information, including HIPAA and related regulations, PIPEDA, and GDPR, or similar applicable laws. These laws place limits on how we may collect, use, share and store medical information and other personal information, and they impose obligations to protect that information against unauthorized access, use, loss, and disclosure.
If we, or any of our service providers who have access to the personal data for which we are responsible, are found to be in violation of the privacy or security requirements of HIPAA, PIPEDA, or GDPR, we could be subject to civil or criminal penalties, which could increase our liabilities, harm our reputation and have a material adverse effect on our business, financial condition and operating results. Although we utilize a variety of measures to secure the data that we control, even compliant entities can experience security breaches or have inadvertent failures despite employing reasonable practices and safeguards.
We may also face new risks relating to data privacy and security as the United States, individual U.S. states, E.U. member states, and other international jurisdictions adopt or implement new data privacy and security laws and regulations as we continue to commercialize our products worldwide. For example, the California Consumer Privacy Act, which took effect on January 1, 2020, may impose additional requirements on us and increase our regulatory and litigation risk. As we continue to expand, our business will need to adapt to meet these and other similar legal requirements.
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

We began commercialization of our products outside of the United States, which may result in a variety of risks associated with international operations that could materially adversely affect our business.
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

•	foreign taxes, including withholding of payroll taxes;

•	foreign currency fluctuations, which could result in increased operating expenses and reduced revenues, and other obligations incident to doing business in another country; and

•	business interruptions resulting from geopolitical actions, including war and terrorism, natural disasters, or incidence of disease.
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
Risks Related to our Financial Results and Need for Financing
We may need or otherwise determine to raise additional funds in the future and if we are unable to raise additional funds when necessary or desirable, we may not be able to achieve our strategic objectives.
At December 31, 2019, we had $176.5 million in cash, cash equivalents and short-term investments. Our management expects the continued growth of our business, including the expansion of our customer service infrastructure to support our growing base of customers, our plans to expand commercial sales of our products outside of the United States, the growth of our manufacturing and warehousing operations, increase the the size of our facility footprint due to increasing headcount and additional research and development activities, will continue to increase our expenses. In addition, the amount of our future product sales is difficult to predict and actual sales may not be in line with our forecasts. Accordingly, our future capital requirements will depend on many factors, including:

•	the revenue generated by sales of our insulin pump products, and the related insulin cartridges and infusion sets, and any other future products that we may develop and commercialize;

•	the gross profits and gross margin we realize from the sales we generate;

•	the costs associated with maintaining and expanding an appropriate sales, clinical and marketing infrastructure;

•
the expenses we incur or other capital expenditures we make to maintain or enhance our manufacturing operations, including leasing additional property, hiring additional personnel, purchasing additional manufacturing equipment and other measures taken to add manufacturing capacity;

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
There has been and may continue to be meaningful variability in our operating results from quarter to quarter, as well as within each quarter, especially around the time of anticipated new product launches or regulatory approvals by us or our competitors, and as a result of the commercial launch of our products in geographies outside of the United States. Our operating results, and the variability of these operating results, will be affected by numerous factors, including:

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
We rely primarily on patent, trademark and trade secret laws, as well as confidentiality and non-disclosure agreements, to protect our proprietary technologies. As of December 31, 2019, our patent portfolio consisted of approximately 86 issued U.S. patents and 68 pending U.S. patent applications. Of these, our issued U.S. patents expire between approximately 2021 and 2036. We are also seeking patent protection for our proprietary technologies in other countries throughout the world. In addition, we have 16 U.S. trademark registrations and 23 foreign trademark registrations.
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
We have entered into confidentiality agreements and intellectual property assignment agreements with our officers, employees, temporary employees and consultants regarding our intellectual property and proprietary technology. We also enter into confidentiality agreements with potential collaborators and other counter-parties, and the terms of our collaboration agreements typically contain provisions governing the ownership and control of intellectual property. In the event of unauthorized use or disclosure or other breaches of those agreements, we may not be provided with meaningful protection for our trade secrets or other proprietary information.
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
If we or our third-party suppliers, contract manufacturers and service providers fail to comply with the FDA’s good manufacturing practice regulations, this could impair our ability to market our products in a cost-effective and timely manner.
We and our third-party suppliers, contract manufacturers and service providers are required to comply with the FDA’s Quality System Regulation (QSR), which covers the methods and documentation of the design, testing, production, control, quality assurance, labeling, packaging, sterilization, storage and shipping of our products. The FDA audits compliance with the QSR through periodic announced and unannounced inspections of manufacturing and other facilities. The FDA may impose inspections or audits at any time. We cannot assure you that our facilities or our contract manufacturer or component suppliers’ facilities would pass any future quality system inspection or audit. If we or our suppliers, contract manufacturers and service providers have significant non-compliance issues or if any corrective action plan that we or our suppliers, contract manufacturers or service providers propose in response to observed deficiencies is not sufficient, the FDA could take enforcement action against us and the manufacturing or distribution of our devices could be interrupted and our operations disrupted.
If we, or our suppliers, manufacturers and service providers, fail to adhere to QSR requirements, this could delay production of our products and lead to fines, difficulties in obtaining regulatory clearances, recalls, enforcement actions, including injunctive relief or consent decrees, or other consequences, which could, in turn, have a material adverse effect on our financial condition or results of operations.

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
To enforce compliance with the federal laws, the U.S. Department of Justice, or DOJ, in conjunction with other federal agencies, has increased its scrutiny of interactions between healthcare companies and healthcare providers, which has led to a number of investigations, prosecutions, convictions and settlements in the healthcare industry. Dealing with investigations can be time- and resource-consuming and can divert management’s attention from our core business. Additionally, if a healthcare company settles an investigation with the DOJ or other law enforcement agencies, we may be forced to agree to additional onerous compliance and reporting requirements as part of a consent decree or corporate integrity agreement. Any such investigation or settlement could increase our costs or otherwise have an adverse effect on our business.
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
The Patient Protection and Affordable Care Act, or PPACA, substantially changed the way healthcare is financed by both governmental and private insurers, encourages improvements in the quality of healthcare items and services, and significantly impacts the medical device industry. However, a number of legislative changes have been proposed and adopted since the PPACA was enacted, and legislation has also been proposed that could modify or repeal the PPACA. The uncertainties regarding the future of the PPACA, and other healthcare reform initiatives, may have an adverse effect on our customers’ purchasing decisions regarding our products.

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
The PPACA imposes, among other things, an excise tax of 2.3% on any entity that manufactures or imports medical devices offered for sale in the United States, although this tax has been suspended for calendar years 2016, 2017, 2018 and 2019. It is unclear at this time if the moratorium will be further extended. We do not believe that our products are subject to this tax based on the retail exemption under applicable Treasury Regulations. However, the availability of this exemption is subject to interpretation by the Internal Revenue Service, or the IRS, and the IRS may disagree with our analysis. Absent further legislative action, the medical device excise tax applies to sales of taxable medical devices beginning on January 1, 2020, and future products that we manufacture, produce or import may be subject to this tax (unless the retail exemption or other applicable exemption applies). The financial impact this tax may have on our business is unclear and there can be no assurance that our business will not be materially adversely affected by it. Additionally, Congress could terminate the moratorium or further change the law related to the medical device tax in a manner that could adversely affect us.

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
On December 22, 2017, President Trump signed into law the Tax Cuts and Jobs Act, or the 2017 Tax Act, which significantly reforms the Internal Revenue Code of 1986, as amended, or the Code. The 2017 Tax Act, among other things, includes changes to U.S. federal tax rates, imposes significant additional limitations on the deductibility of interest, allows for the expensing of capital expenditures, and puts into effect the migration from a “worldwide” system of taxation to a territorial system. We do not expect tax reform to have a material impact on our projection of minimal cash taxes. Our net deferred tax assets and liabilities were revalued at the newly-enacted U.S. corporate rate, and the impact was recognized in our tax expense, offset by a full valuation allowance, in the year of enactment. We continue to examine the impact that this tax reform legislation may have on our business. The impact of this tax reform on holders of our common stock is uncertain and could be adverse.

Our ability to use our net operating loss carryforwards and certain other tax attributes may be limited.
As of December 31, 2019, we had federal net operating loss, or NOL, carryforwards of approximately $248.7 million, which includes the reduction recorded in 2019 discussed below. Of the total federal net operating loss carryforwards, $208.5 million will begin to expire in 2026, unless previously utilized. If there is an “ownership change” with respect to our company, as defined under Section 382 of the Code, the utilization of our NOL and research credit carryforwards may be subject to substantial limitations imposed by the Code, and similar state provisions. Limitations imposed on our ability to utilize NOL carryforwards could cause U.S. federal income taxes to be paid earlier than would be paid if such limitations were not in effect and could cause NOL carryforwards to expire unused, in each case reducing or eliminating the benefit of our NOL carryforwards. In general, an ownership change occurs whenever there is a shift in ownership of our company by more than 50% by one or more 5% stockholders over a specified time period.
We have completed an analysis through December 31, 2018 to determine whether our net operating losses and credits are likely to be limited by Section 382. Based on this study, the Company determined that offerings of our securities caused an ownership change, as defined under Section 382, in 2018 and the resulting limitation significantly reduced the Company’s ability to utilize its net operating loss and credit carryovers before they expire. As a result, in 2019 the Company significantly reduced its deferred tax assets for the net operating loss and research credit carryforwards that are projected to expire unused. In addition, future ownership changes under Section 382 may further limit the Company's ability to fully utilize any remaining tax benefits.
With respect to our NOLs generated in 2018 and thereafter, the 2017 Tax Act may reduce the tax benefit of our NOLs. Under the 2017 Tax Act, our ability to carry back NOLs incurred after December 31, 2017 to previous tax years is eliminated. Under prior law, we could carry back NOLs for two years and carry forward NOLs for 20 years. Under the 2017 Tax Act, NOL carryforwards may be carried forward indefinitely. However, for NOLs arising after December 31, 2017, NOL carryforwards will be limited to 80% of our taxable income. Our NOLs generated in 2017 and in prior years will not be subject to the limitations under the 2017 Tax Act.
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
Effective internal controls over financial reporting are necessary for us to provide reliable financial reports and, together with adequate disclosure controls and procedures, are designed to prevent fraud. Any failure to implement required new or improved controls, or difficulties encountered in their implementation could cause us to fail to meet our reporting obligations. For example, Mr. Sheridan, our principal executive officer, and Ms. Vosseller, our principal financial and accounting officer, are involved in a personal relationship and share a primary residence. While our board of directors is informed of the relationship and appropriate actions have been taken to ensure compliance with Company policies and procedures, the existence of this relationship could create additional risk, or the perception of additional risk, that our controls and procedures may not be effective. In addition, any testing by us conducted in connection with Section 404(a) of the Sarbanes-Oxley Act, or any testing conducted by our independent registered public accounting firm in connection with Section 404(b) of the Sarbanes-Oxley Act may reveal deficiencies in our internal controls over financial reporting that are deemed to be material weaknesses or that may require prospective or retroactive changes to our consolidated financial statements or identify other areas for further attention or improvement. Inferior internal controls could also cause investors to lose confidence in our reported financial information, which could have a negative effect on the trading price of our common stock.
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
Substantially all of our operations are currently conducted at leased facilities, including our manufacturing processes, research and development activities, customer and technical support, and management and administrative functions. As of December 31, 2019, we occupied facilities with an aggregate total of approximately 341,000 square feet, as follows:

•
Roselle Street Leases: approximately 88,000 square feet of general office and laboratory space located on Roselle Street in San Diego, California. All of our existing leases for facilities on Roselle Street are scheduled to expire in May 2022. We have a one-time option to terminate our Roselle Street Leases effective as of May 2021 upon delivery of advance notice to the landlord and the payment of an early termination fee.

•
Barnes Canyon Lease: approximately 48,880 square feet of general office, manufacturing and warehouse space located on Barnes Canyon Road in San Diego, California, which is scheduled to expire in November 2023. We have a one-time option to extend the term of the Barnes Canyon Lease for a period of not less than three years and not greater than five years, by delivering notice to the landlord at least nine months and not more than 12 months prior to the expiration of the lease.

•
Vista Sorrento Parkway Lease: approximately 59,013 square feet of general office space located on Vista Sorrento Parkway in San Diego, California, which is scheduled to expire in January 2023. We have a one-time option to extend the term of the Vista Sorrento Parkway Lease for a period of four years, by delivering written notice to the landlord in accordance with the terms of the lease.

•
Marindustry Place Lease: approximately 40,490 square feet of general office and warehouse space located on Marindustry Place, San Diego, California, which is scheduled to expire in April 2026. We have a one-time option to extend the term of the Marindustry Place Lease for a period of no less than three years and no more than five years by delivering written notice to the landlord in accordance with the terms of the lease.

•
Shoreline Lease: approximately 94,562 square feet of general office space located on Shoreline Drive, Boise, Idaho. The Shoreline Lease term is scheduled to commence in July 2020, and expire in June 2027. We have a one-time option to extend the term of the Shoreline Lease for a period of three years by delivering written notice to the landlord in accordance with the terms of the lease.

•	Boise Short-Term Lease: approximately 9,109 square feet of general office space located on Shoreline Drive, Boise, Idaho. This is a short-term lease that is scheduled to expire in September 2020.

•
Markham Lease: approximately 667 square feet of general office space located in Markham, Ontario, Canada. This is a month-to-month lease that can be canceled by delivering written notice to the landlord in accordance with the terms of the lease.

In January of 2020, we entered into a sub-lease agreement for approximately 30,703 square feet of general office space located on High Bluff Drive, in San Diego, California. The High Bluff lease is scheduled to expire in March 2022.
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

	Price Range
	High	Low
Year Ended December 31, 2019:
First Quarter	$74.81	$32.00
Second Quarter	$72.19	$51.37
Third Quarter	$74.30	$56.69
Fourth Quarter	$71.99	$52.31

Year Ended December 31, 2018:
First Quarter	$5.23	$2.14
Second Quarter	$25.50	$4.75
Third Quarter	$52.55	$20.08
Fourth Quarter	$44.10	$26.40
Holders of Record
As of February 19, 2020, there were approximately 48 holders of record of our common stock. The actual number of common stockholders is greater than the number of record holders, and includes stockholders who are beneficial owners, but whose shares are held in street name by brokers and other nominees. This number of holders of record also does not include stockholders whose shares may be held in trust by other entities.
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
We did not repurchase any of our equity securities during 2019 or 2018.

PART II

Item 6.	Selected Financial Data.
The selected financial data presented below under the heading “Consolidated Statement of Operations Data” for the years ended December 31, 2019, 2018, and 2017 and the selected financial data presented below under the heading “Consolidated Balance Sheet Data” as of December 31, 2019 and 2018 have been derived from our audited consolidated financial statements included elsewhere in this Annual Report. The selected financial data presented below under the heading “Consolidated Statement of Operations Data” for the years ended December 31, 2016 and 2015 and the selected financial data presented below under the heading “Consolidated Balance Sheet Data” as of December 31, 2017, 2016 and 2015 are derived from our audited consolidated financial statements not included in this Annual Report. The selected financial data presented below should be read in conjunction with the information included under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Part II, Item 7 and the consolidated financial statements and the related notes in Part II, Item 8. Our historical results for any prior period are not necessarily indicative of results to be expected in any future period.
Consolidated Statement of Operations Data:

(in thousands, except per share data)	Year Ended December 31,
	2019	2018	2017	2016	2015
Sales	$362,305	$183,866	$107,601	$84,248	$72,850
Cost of sales	168,093	94,044	63,507	60,656	46,270
Gross profit	194,212	89,822	44,094	23,592	26,580
Operating expenses:
Selling, general and administrative	165,735	105,226	86,377	82,834	78,621
Research and development	45,199	29,227	20,661	18,809	16,963
Total operating expenses	210,934	134,453	107,038	101,643	95,584
Operating loss	(16,722)	(44,631)	(62,944)	(78,051)	(69,004)
Total other income (expense), net	(7,882)	(77,929)	(10,081)	(5,411)	(3,404)
Loss before income taxes	$(24,604)	$(122,560)	$(73,025)	$(83,462)	$(72,408)
Income tax expense (benefit)	149	51	8	(15)	10
Net loss	$(24,753)	$(122,611)	$(73,033)	$(83,447)	$(72,418)
Net loss per share, basic and diluted	$(0.42)	$(2.55)	$(12.87)	$(27.30)	$(25.04)
Weighted average shares used to compute basic and diluted net loss per share	58,507	48,129	5,677	3,057	2,892
Consolidated Balance Sheet Data:

(in thousands)	As of December 31,
	2019	2018	2017	2016	2015
Cash and cash equivalents	$51,175	$41,826	$13,700	$44,678	$43,088
Short-term investments	$125,283	$87,201	$479	$8,860	$28,018
Working capital	$176,745	$121,597	$28,071	$60,616	$80,464
Property and equipment, net	$32,923	$17,151	$19,631	$18,409	$15,526
Total assets	$326,110	$206,294	$95,346	$112,392	$124,725
Notes payable	$—	$—	$76,541	$78,960	$29,275
Total stockholders’ equity (deficit)	$194,979	$131,275	$(29,148)	$(5,927)	$63,468

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.
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
Overview
We are a medical device company with an innovative approach to the design, development and commercialization of products for people with insulin-dependent diabetes. Our goal is to lead in insulin therapy management by building a robust ecosystem and portfolio of data-driven products and services around our flagship insulin pumps. We believe our competitive advantage is rooted in our consumer-focused approach, and the incorporation of modern and innovative technology into our product offerings. Our manufacturing, sales and support activities principally focus on our flagship pump platform, the t:slim X2 Insulin Delivery System (t:slim X2), and our complementary product offerings. The simple-to-use t:slim X2 is based on our proprietary technology platform and is the smallest durable insulin pump available. It is the only pump currently available in the United States that is capable of remote feature updates, which positions us well to address the evolving needs and preferences of differentiated segments of the insulin-dependent diabetes market. We aim to improve and simplify the lives of people with diabetes and those of their healthcare providers, by delivering innovative hardware and software solutions, as well as best-in-class customer support.
Since our initial commercial launch, we have been able to rapidly innovate and bring more products to market than our competitors. We have commercially launched seven insulin pumps in the United States since 2012 and two pumps outside the United States since 2018. Four of our insulin pumps have featured integration with continuous glucose monitoring (CGM) technology, and two have featured an automated insulin delivery (AID) algorithm. We believe that the three new classifications defined by the United States Food and Drug Administration (FDA) for the interoperability of devices for AID will help support continued rapid innovation by streamlining the regulatory pathway for integrated products. In June 2018, the t:slim X2 was the first insulin pump designated as compatible with integrated continuous glucose monitoring (known as iCGM) devices; in February 2019, the t:slim X2 was the first in a new device category called Alternate Controller Enabled Infusion Pumps (ACE pumps); and in December 2019, Control-IQ technology for the t:slim X2 insulin pump was the first automated insulin dosing software in a new interoperable automated glycemic controller category.
In the four-year period ended December 31, 2019, we shipped approximately 142,000 insulin pumps, which is representative of our estimated global installed customer base on the typical four-year reimbursement cycle. Approximately 118,000 of these pumps were shipped to customers in the United States, and approximately 24,000 were shipped to international markets.
Today, our t:slim X2 hardware platform represents 100% of our new pump shipments. It is the only commercial insulin pump that allows users to update their pumps’ software quickly and easily from a personal computer. We have offered in-warranty t:slim customers in the United States four different software updates for no-cost using the Tandem Device Updater, including our two AID algorithms, Basal-IQ technology and Control-IQ technology. Basal-IQ technology launched in August 2018 and is a predictive low glucose suspend feature that is designed to temporarily suspend insulin delivery to help reduce the frequency and duration of hypoglycemic events. Control-IQ technology launched in January 2020 and is an advanced hybrid-closed loop feature, designed to help increase a user's time in targeted glycemic range. It is the first and only system cleared to deliver automatic correction boluses in addition to adjusting insulin to help prevent high and low blood sugar. Outside the United States we began selling efforts with t:slim X2 with Dexcom G5 integration in the third quarter of 2018, offering no-cost software updates for Basal-IQ technology in the third quarter of 2019, and intend to begin offering Control-IQ technology updates in select geographies in the second half of 2020.

Our insulin pump products are generally considered durable medical equipment and have an expected lifespan of at least four years. In addition to insulin pumps, we sell disposable products that are used together with our pumps and are replaced every few days, including cartridges for storing and delivering insulin, and infusion sets that connect the insulin pump to a user’s body.
Our insulin pumps are compatible with the Tandem Device Updater, a revolutionary tool that allows pump users to update their pumps’ software quickly and easily from a personal computer. This unique offering positions us to bring future innovations, including our next generation AID algorithms, to our in-warranty t:slim X2 customers independent of the typical four-year insurance pump reimbursement cycle, faster than the industry has been able to in the past. The Tandem Device Updater launched in the United States in the first quarter of 2017 and outside of the United States in the third quarter of 2019. Since its launch, we have offered in-warranty t:slim customers in the United States four different software updates for no-cost using the Tandem Device Updater, including Basal-IQ technology and, most recently, Control-IQ technology. Outside the United States we began offering no-cost software updates for Basal-IQ technology in the third quarter of 2019 and intend to begin offering Control-IQ technology updates in the second half of 2020, subject to required regulatory and reimbursement approvals.
For the years ended December 31, 2019, 2018 and 2017, our consolidated sales were $362.3 million, $183.9 million, and $107.6 million, respectively. For the years ended December 31, 2019, 2018 and 2017, our net loss was $24.8 million, $122.6 million, and $73.0 million, respectively. Worldwide pump sales accounted for 68%, 67%, and 66% of our total sales, respectively, for the years ended December 31, 2019, 2018 and 2017, while pump-related supplies and accessories accounted for the remainder in each year. Our accumulated deficit as of December 31, 2019 and 2018 was $624.8 million and $600.1 million, respectively. These amounts included $216.6 million and $147.4 million of non-cash stock-based compensation charges and non-cash changes in the fair value of common stock warrants as of December 31, 2019 and 2018, respectively.
In the United States, we have rapidly increased sales since the commercial launch of our first product by expanding our sales, clinical and marketing organization, by developing, commercializing and marketing multiple differentiated products that utilize our proprietary technology platform and consumer-focused approach, and by providing strong customer support. Our sales have further increased following our scaled product launches in geographies outside of the United States. We believe that by demonstrating our product benefits and the shortcomings of existing insulin therapies, more people will choose our insulin pumps for their therapy needs, allowing us to further penetrate and expand the market worldwide. In addition, we believe publications, such as the results from the study using Control-IQ technology that was published in the New England Journal of Medicine in October 2019, will be valuable in demonstrating the clinical outcome benefits derived from our system to healthcare providers and payors. We also believe we are positioned well to address consumers’ needs and preferences with our current products and products under development and by offering customers access to our future innovations through the Tandem Device Updater, as they are approved by the local regulating bodies. At the same time, by innovating and offering new product features and benefits using our t:slim X2 platform, we are able to leverage a shared global manufacturing and supply chain infrastructure. In the United States, we are able to leverage a single sales, marketing, and clinical organization, as well as our domestic customer support services. In Canada, we have a separate sales organization and our customer support infrastructure benefits from close collaboration with our United States organization. In other international geographies, we have contracted with experienced distribution partners to commercialize and support our t:slim X2 platform.
Products Under Development
Our products under development support our strategy of focusing on both consumer and clinical needs, and include AID system enhancements, a connected (mobile) health offerings and a next-generation hardware platform which we call the t:sport Insulin Delivery System (t:sport). We intend to leverage our consumer-focused approach and proprietary technology platform to continue to develop products that have the features and functionality that will allow us to meet the needs of people in differentiated segments of the insulin-dependent diabetes market, including the following:

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

•
Connected (Mobile) Health Offerings – We are currently preparing for the launch of a mobile application that has been designed to utilize the capability of the Bluetooth radio integrated with the t:slim X2 to wirelessly upload pump data to t:connect, receive notification of pump alerts and alarms, and provide a discrete, secondary display of glucose and insulin data.  Future updates of this app will integrate other health-related information from third party sources, and support future pump-control capabilities for our products under development.

◦
The launch of the first generation of this mobile application in the United States follows the roll-out of our Control-IQ technology and, by allowing for the wireless upload of data to t:connect, is intended to reduce patient burden and increase healthcare provider office efficiency by reducing the manual steps historically required for data extraction.

◦	Over time, we also intend to offer additional features and enhancements to the mobile application, including partial or full control of pump features.
For additional information, see the section of this Annual Report under the caption “Business” in Part I, Item 1.
Pump Shipments
From inception through June 2018, we derived nearly all of our sales from the shipment of insulin pumps and associated supplies to customers in the United States. Starting in the third quarter of 2018, we commenced sales of our t:slim X2 insulin pump in select international geographies. We consider the number of insulin pump units shipped per quarter to be an important metric for managing our business.
In the four-year period ended December 31, 2019, we shipped approximately 142,000 insulin pumps, of which approximately 118,000 were shipped to customers in the United States, and approximately 24,000 were shipped to international markets. In the year ended December 31, 2019, we shipped 73,431 insulin pumps worldwide, compared to 34,493 insulin pumps shipped in 2018.
Pump shipments to customers in the United States by fiscal quarter were as follows:

	Pump Units Shipped for Each of the Three Months Ended in Respective Years - U.S.
	March 31	June 30	September 30	December 31	Total
2012	—	9	204	844	1,057
2013	852	1,363	1,851	2,406	6,472
2014	1,723	2,235	2,935	3,929	10,822
2015	2,487	3,331	3,431	6,234	15,483
2016	4,042	4,582	3,896	4,418	16,938
2017	2,816	3,427	3,868	6,950	17,061
2018	4,444	5,447	7,379	12,935	30,205
2019	9,669	12,799	13,814	17,453	53,735
Pump shipments to international customers by fiscal quarter were as follows:

	Pump Units Shipped for Each of the Three Months Ended in Respective Years - International
	March 31	June 30	September 30	December 31	Total
2018	N/A	N/A	1,055	3,233	4,288
2019	5,063	8,459	4,025	2,149	19,696

Technology Upgrade Program
Beginning in the third quarter of 2016 through the third quarter of 2017, we offered a Technology Upgrade Program under a variable pricing structure, as a pathway for certain existing customers to obtain the t:slim X2. The accounting treatment for the program required us to defer up to 100% of sales at the time of pump shipment and recognize them in a subsequent period, either when the upgrade was fulfilled or at the expiration of the program. We recognized the deferred amount of sales and cost of sales at the earlier of when the obligations under the program were satisfied or upon the expiration of the program. If a customer elected to participate in the program, we recognized any upgrade fees that we received and the associated costs at the time of fulfilling the given obligation. For the year ended December 31, 2017, we recorded incremental net sales of $5.0 million with a corresponding increase of $3.1 million in gross profit as a result of the Technology Upgrade Program. The program expired on September 30, 2017 and, therefore, had no impact on our 2018 and 2019 financial results.
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

•
benefit in 2018 and 2019 following the announcement by Johnson & Johnson that it discontinued the operations of Animas Corporation (Animas) and discontinued availability of Animas pump supplies in September 2019;

•	designation by UnitedHealthcare of one of our competitors as its preferred, in-network durable medical equipment provider of insulin pumps for most customers age seven and above;

•	ability to enter into and maintain agreements with CGM partners for CGM integration;

•	expansion and new product launches in select international geographies;

•
accounting variability and complexity associated with certain commercial programs, such as the Technology Upgrade Program offered in 2016 and 2017 that provided a pathway for in-warranty customers to our next-generation hardware platform; and

•
ability to effectively scale our operations to support rapid growth, including expanding our facilities, advancing our research and development efforts, increasing manufacturing capacity through third-party manufacturers, and hiring and retaining employees in customer service and support functions.

In addition to working to achieve our sales growth expectations, we intend to continue to leverage our infrastructure investments to realize additional manufacturing, sales, marketing and administration cost efficiencies with the goal of improving our operating margins and ultimately achieving sustained profitability. We achieved profitability for the first time in the fourth quarter of 2018, and again in the fourth quarter of 2019, though we may be unable to achieve profitability consistently from period to period. We believe we can ultimately achieve sustained profitability by driving incremental sales growth in U.S. and international markets, meeting our pump renewal sales objectives, maximizing manufacturing efficiencies on increased production volumes, and leveraging the investments made in our sales, clinical, marketing and customer support organizations.

Recent Developments
In December 2019, the FDA cleared our t:slim X2 insulin pump with Control-IQ technology, an advanced hybrid-closed-loop feature designed to help increase time in range, and the first and only system cleared to deliver automatic correction boluses in addition to adjusting insulin delivery to help prevent high and low blood sugar. The system integrates with Dexcom G6 continuous glucose monitoring (CGM), which requires no fingersticks for calibration or diabetes treatment decisions.
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

In the third quarter of 2018, we began the launch of our t:slim X2 with G5 through distribution partners outside the United States, including in select European countries, Australia, New Zealand, and South Africa. During the second quarter of 2019, we began selling our t:slim X2 with Basal-IQ technology in certain of these geographies. Our independent distributor partners perform all sales, customer support and training in their respective markets. In Canada, we market with a direct sales force and, similar to the United States, use a distributor partner for certain billing and fulfillment activities. Historically, we have experienced consistent levels of reimbursement for our products in the United States, but we expect the average sales price will vary in international markets based on a number of factors, such as the geographical mix, nature of the reimbursement environment, government regulations and the extent to which we rely on distributor relationships to provide sales, clinical and marketing support.
In general, in the United States we have experienced, and expect to continue to experience, pump shipments being weighted heavily towards the second half of the year, with the highest percentage of pump shipments expected in the fourth quarter due to the nature of the reimbursement environment. Consistent with our historical seasonality, we also expect domestic pump shipments from the fourth quarter to the following first quarter to decrease significantly. Internationally, we do not expect this same impact from seasonality associated with reimbursement, although the quarterly sales trends may be impacted by summer vacations and launches into new geographies. While the opportunity to transition former Animas customers during 2019 positively impacted our quarterly sales trends worldwide, we do not anticipate future significant benefit.
In addition, our quarterly sales have fluctuated, and may continue to fluctuate, substantially in the periods surrounding anticipated and actual regulatory approvals and commercial launches of new products by us or our competitors. We believe customers may defer purchasing decisions if they believe a new product may be launched in the future. Additionally, upon the announcement of FDA approval or commercial launch of a new product, either by us or one of our competitors, potential new customers may reconsider their purchasing decisions or take additional time to consider the anticipated or new approval or product launch in making their purchasing decisions. For instance, we believe certain customers paused in their decision-making during the second half of 2019 in anticipation of the commercial availability of the t:slim X2 with Control-IQ technology. However, it is difficult to quantify the extent of the impact of these or similar events on future purchasing decisions.
Cost of Sales
Historically, we have manufactured our pumps and disposable cartridges at our manufacturing facility in San Diego, California. In 2020, we anticipate outsourcing a portion of our cartridge manufacturing to an experienced third-party contract manufacturer. Infusion sets and pump accessories are manufactured by third-party suppliers. Cost of sales includes raw materials, labor costs, manufacturing overhead expenses, product training costs, freight, reserves for expected warranty costs, scrap and excess and obsolete inventories. Manufacturing overhead expenses include expenses relating to quality assurance, manufacturing engineering, material procurement, inventory control, facilities, equipment, information technology and operations supervision and management. We anticipate that our cost of sales will continue to increase as our product sales increase.
Over the long term, we expect our overall gross margin percentage, which for any given period is calculated as sales less cost of sales divided by sales, to improve, as our sales increase and our overhead costs are spread over larger production volumes. We expect we will be able to leverage our manufacturing cost structure across our products that utilize the same technology platform and manufacturing infrastructure and will be able to further reduce per unit costs with increased automation, process improvements and raw materials cost reductions. Pumps have, and are expected to continue to have, a higher gross margin than our pump-related supplies. Therefore, the percentage of pump sales relative to total sales will have a significant impact on gross margin. We also expect our warranty cost per unit to decrease as we release additional product features and functionality utilizing the Tandem Device Updater. However, our overall gross margin may fluctuate in future quarterly periods as a result of numerous factors aside from those associated with production volumes and product mix. In addition, as demand for our products increases, we have begun, and may continue, to make additional investments in manufacturing capacity or increase our reliance on third parties for manufacturing-related services, either of which could have a negative impact on gross margin in the near-term. Specifically, in 2020, we plan to invest in additional manufacturing equipment to meet anticipated long-term demand for our cartridges, which may initially place downward pressure on the gross margin on our supplies.
Other factors impacting our overall gross margin may include the changing percentage of products sold to distributors versus directly to individual customers, varying levels of reimbursement among third-party payors in domestic and international markets, the timing and success of new regulatory approvals and product launches, the impact of the valuation and amortization of employee stock option grants on non-cash stock-based compensation expense allocated to cost of sales, changes in warranty estimates, training costs, licensing and royalty costs, cost associated with excess and obsolete inventories, and changes in our manufacturing processes, capacity, costs or output.

Selling, General and Administrative
Our selling, general and administrative (SG&A) expenses primarily consist of salary, cash-based incentive compensation, fringe benefits and non-cash stock-based compensation for our executive, financial, legal, marketing, sales, clinical, customer support, technical services, insurance verification, regulatory affairs and other administrative functions. We began expanding our U.S. field sales and clinical organization during the third quarter of 2019 to support an expected increase in demand. We expect to have approximately 90 territories by early 2020. Our existing territories are maintained by sales representatives and field clinical specialists, and supported by managed care liaisons, additional sales management and other customer support personnel. Our operations in Canada are supported by a direct sales force of approximately 17 field representatives. Other significant SG&A expenses include those incurred for product demonstration samples, commercialization activities associated with new product launches, travel, trade shows, outside legal fees, independent auditor fees, outside consultant fees, insurance premiums, facilities costs and information technology costs. Overall, we expect our SG&A expenses, including the cost of our customer support infrastructure, to increase as our customer base grows in the United States and international markets. We will continue to evaluate, and may further increase, the number of our field sales and clinical personnel in order to optimize the coverage of our existing territories. Additionally, we realized a notable increase in non-cash stock-based compensation expense allocated to SG&A beginning in the third quarter of 2018, and again in the second quarter of 2019, due to the valuation of certain employee stock option grants and the impact on the valuation of the significant increase in our stock price over the previous year. We expect higher non-cash stock-based compensation expense will be sustained through the first half of 2020 and will begin to decline in future quarters. Our SG&A expenses may also increase due to anticipated costs associated with additional compliance and regulatory reporting requirements.
Research and Development
Our research and development (R&D), activities primarily consist of engineering and research programs associated with our products under development, as well as activities associated with our core technologies and processes. R&D expenses are primarily related to employee compensation, including salary, fringe benefits, non-cash stock-based compensation and temporary employee expenses. We also incur R&D expenses for supplies, development prototypes, outside design and testing services, depreciation, allocated facilities and information services, clinical trial costs, payments under our licensing, development and commercialization agreements and other indirect costs. We expect our R&D expenses to increase as we advance our products under development and develop new products and technologies, partially offset by future expected declines in non-cash stock-based compensation.
Other Income and Expense
Other income and expense primarily consists of changes in the fair value of certain warrants issued in our public offering of common stock in October 2017, and interest earned on our cash equivalents and short-term investments. In 2018 and 2017, it also included interest expense and amortization of debt discount and debt issuance costs associated with our Amended and Restated Term Loan Agreement (Term Loan Agreement) with Capital Royalty Partners II, L.P. and its affiliated funds (CRG), and a $5.3 million loss on extinguishment of debt associated with the full repayment of amounts due under the Term Loan Agreement in August 2018. Prior to the repayment, there was $82.7 million of outstanding principal under the Term Loan Agreement, which accrued interest at a rate of 11.5% per annum. As a result of the full repayment, we did not incur any interest expense or costs associated with the Term Loan Agreement subsequent to the third quarter of 2018. Other income also includes interest earned on our cash equivalents and short-term investments. We expect other income and expense to fluctuate from period to period primarily due to the revaluation of certain outstanding common stock warrants, which expire in the fourth quarter of 2022.

Results of Operations

	Year Ended December 31,
(in thousands, except percentages)	2019	2018	2017
Sales:
Domestic	$302,084	$174,188	$107,601
International	60,221	9,678	—
Total sales	362,305	183,866	107,601
Cost of sales	168,093	94,044	63,507
Gross profit	194,212	89,822	44,094
Gross margin	54%	49%	41%
Operating expenses:
Selling, general and administrative	165,735	105,226	86,377
Research and development	45,199	29,227	20,661
Total operating expenses	210,934	134,453	107,038
Operating loss	(16,722)	(44,631)	(62,944)
Other income (expense), net:
Interest and other income	3,271	1,462	239
Interest and other expense	(78)	(7,584)	(11,341)
Loss on extinguishment of debt	—	(5,313)	—
Change in fair value of stock warrants	(11,075)	(66,494)	1,021
Total other expense, net	(7,882)	(77,929)	(10,081)
Loss before income taxes	$(24,604)	$(122,560)	$(73,025)
Income tax expense	149	51	8
Net loss	$(24,753)	$(122,611)	$(73,033)
Comparison of Years Ended December 31, 2019 and 2018
Sales. For the year ended December 31, 2019, sales were $362.3 million, which included $60.2 million of international sales. For the year ended December 31, 2018, sales were $183.9 million, which included $9.7 million of international sales which commenced in the third quarter of 2018.
The increase in total sales of $178.4 million in 2019, as compared to 2018, was primarily driven by a 113% increase in worldwide pump shipments to 73,431 in 2019, compared to 34,493 in 2018. Worldwide pump shipments were positively impacted by strong demand for our products following the August 2018 domestic launch of t:slim X2 with Basal-IQ technology and the commencement of commercial sales of t:slim X2 with G5 integration in select international geographies beginning in the third quarter of 2018, as well as the fulfillment of international pump demand from backlog that existed at the end of 2018 due to supply constraints. In addition, worldwide sales in 2019 and 2018 were positively impacted by the transition of former Animas customers to our products. However, we do not anticipate significant benefit from conversion of Animas customers beyond 2019. Sales from pump-related supplies increased 91% primarily due to an overall increase in our installed base of customers reordering supplies. The ratio of the number of infusion sets shipped to the number of cartridges shipped was over 100% in both of the years ended December 31, 2019 and 2018.
Domestic sales by product were as follows (in thousands):

	Year Ended December 31,
	2019	2018
Pump	$205,492	$115,719
Infusion sets	66,034	40,260
Cartridges	30,022	17,796
Other	536	413
Total Domestic Sales	$302,084	$174,188

International sales by product were as follows (in thousands):

	Year Ended December 31,
	2019	2018
Pump	$42,094	$8,205
Infusion sets	11,221	629
Cartridges	6,656	781
Other	250	63
Total International Sales	$60,221	$9,678
Sales to distributors accounted for 73% and 78% of our total domestic sales for the years ended December 31, 2019 and 2018, respectively. Our percentage of sales to distributors versus individual customers is principally determined by the mix of customers ordering our products within the period and whether or not we have a contractual arrangement with their underlying third-party insurance payor. Sales to distributors accounted for 92% and 100% of our total international sales for the years ended December 31, 2019 and 2018, respectively.
Cost of Sales and Gross Profit. Our cost of sales in 2019 was $168.1 million, resulting in gross profit of $194.2 million, compared to $94.0 million of cost of sales in 2018 resulting in gross profit of $89.8 million. The gross margin for 2019 was 54%, compared to 49% in 2018.
The improvement in both gross profit and gross margin was primarily the result of the increase in insulin pump sales which have a higher gross margin than pump-related supplies. Gross margin and gross profit also increased as a result of per-unit manufacturing cost improvements from higher production volumes and continued overall manufacturing efficiencies gained from our new manufacturing facility which became fully operational at the beginning of 2018. On an aggregate basis, other non-manufacturing costs, which primarily consist of warranty, freight and training costs, also reflected improvement on a per unit basis. Non-cash stock-based compensation expense allocated to cost of sales increased to $6.4 million in 2019 compared to $2.6 million in 2018, due primarily to the valuation of certain 2018 and 2019 employee stock option grants and the impact on the valuation of the significant increase in our stock price.
Selling, General and Administrative Expenses. SG&A expenses increased 58% to $165.7 million in 2019 from $105.2 million in 2018. Employee-related expenses for our SG&A functions comprise the majority of the SG&A expenses. These expenses increased $49.6 million during 2019 compared to 2018, which included an increase of $23.6 million in salaries, incentive compensation and other employee benefits due to an increase in personnel to support our growing installed customer base, and a $26.0 million increase in non-cash stock-based compensation expense. Non-cash stock-based compensation expense allocated to SG&A increased to $42.9 million in 2019, compared to $16.8 million in 2018, due primarily to the valuation of certain 2018 and 2019 employee stock options grants and the impact on the valuation of the significant increase in our stock price. We also experienced increased costs for equipment and supplies, outside consulting and services, and travel of $10.9 million.
Research and Development Expenses. R&D expenses increased 55% to $45.2 million in 2019 from $29.2 million in 2018. The increase in R&D expenses was primarily the result of an increase of $4.8 million in salaries, incentive compensation and other employee benefits due to an increase in personnel to support our product development efforts, and a $4.5 million increase in non-cash stock-based compensation expense. Non-cash stock-based compensation expense allocated to R&D increased to $8.8 million in 2019, compared to $4.3 million in 2018, due primarily to the valuation of certain 2018 and 2019 employee stock option grants and the impact on the valuation of the significant increase in our stock price. We also experienced increased costs for outside consulting and services, clinical trials, and supplies of $5.8 million.
Other Income (Expense). Total other expense in 2019 was $7.9 million, compared to $77.9 million in 2018. Other expense in 2019 primarily consisted of a $11.1 million revaluation loss from the change in fair value of certain warrants due to the significant appreciation in our stock price during 2019, offset by interest and other income of $3.3 million. Other expense in 2018 consisted primarily of a $66.5 million revaluation loss from the change in fair value of certain warrants due to the significant appreciation in our stock price during 2018, $7.6 million of interest expense associated with the Term Loan Agreement, as well as a $5.3 million loss on extinguishment of debt associated with the full repayment of our Term Loan Agreement in August 2018. Interest and other income primarily consisted of interest earned on our cash equivalents and short-term investments, for which our average invested balances were significantly higher in 2019 as compared to 2018.

Comparison of Years Ended December 31, 2018 and 2017
Sales. For the year ended December 31, 2018, sales were $183.9 million, which included $9.7 million of international sales which commenced in the third quarter of 2018. For the year ended December 31, 2017, sales were $107.6 million, which included incremental net pump sales of $5.0 million as a result of the Technology Upgrade Program in place at that time.
The increase in total sales of $76.3 million in 2018, as compared to 2017, was primarily driven by a 102% increase in worldwide pump shipments to 34,493 in 2018, compared to 17,061 in 2017. Worldwide pump shipments were positively impacted by strong demand for our products following the August 2018 domestic launch of t:slim X2 with Basal-IQ technology, the August 2017 launch of t:slim X2 with G5 integration, and the commencement of commercial sales in select international geographies beginning in the third quarter of 2018. Additionally, sales from pump-related supplies increased 66% primarily due to the September 2017 launch of infusion set products using the t:lock connector, as well as an overall increase in our installed customer base of customers reordering supplies. The ratio of the number of infusion sets shipped to the number of cartridges shipped increased to over 100% in 2018 from 69% in the year ended 2017.
Domestic sales by product were as follows (in thousands):

	Year Ended December 31,
	2018	2017
Pump	$115,719	$71,518
Infusion sets	40,260	21,444
Cartridges	17,796	14,173
Other	413	466
Total Domestic Sales	$174,188	$107,601
International sales by product were as follows (in thousands):

	Year Ended December 31,
	2018	2017(1)
Pump	$8,205	$—
Infusion sets	629	—
Cartridges	781	—
Other	63	—
Total International Sales	$9,678	$—

(1) International sales commenced in the third quarter of 2018. We did not have any international sales during the year ended December 31, 2017.
Sales to distributors accounted for 78% and 75% of our total domestic sales for the years ended December 31, 2018 and 2017, respectively. Our percentage of sales to distributors versus individual customers is principally determined by the mix of customers ordering our products within the period and whether or not we have a contractual arrangement with their underlying third-party insurance payor. The percentage was particularly impacted in 2018 by the mid-2017 launch of the t:lock connector, which resulted in greater purchases of infusion sets by our independent distributors during the period as compared to the same period during the prior year. Sales to distributors accounted for 100% of our total international sales for the year ended December 31, 2018.
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

The improvement in both gross profit and gross margin was primarily the result of the increase in insulin pump sales which have a higher gross margin than pump-related supplies, as well as per-unit cost improvements on all products from increased production volumes and manufacturing efficiencies. On an aggregate basis, other non-manufacturing costs, which primarily consist of warranty, freight and training costs, also reflected improvement on a per unit basis. Non-cash stock-based compensation expense allocated to cost of sales increased to $2.6 million in 2018, compared to $1.4 million in 2017, due primarily to the valuation of certain 2018 employee stock option grants and the impact on the valuation of the significant increase in our stock price during 2018.
Selling, General and Administrative Expenses. SG&A expenses increased 22% to $105.2 million in 2018 from $86.4 million in 2017. Employee-related expenses for our SG&A functions comprise the majority of the SG&A expenses. These expenses increased $18.4 million during 2018 compared to 2017, which included an increase of $11.6 million in salaries, incentive compensation and other employee benefits due in part to an increase in personnel to support our growing installed customer base, as well as the impact of our strong year-over-year sales growth on incentive-based compensation. Additionally, there was a $6.8 million increase in non-cash stock-based compensation expense. Non-cash stock-based compensation expense allocated to SG&A increased to $16.8 million in 2018, compared to $10.0 million in 2017, due primarily to the valuation of certain 2018 employee stock option grants and the impact on the valuation of the significant increase in our stock price during 2018.
Research and Development Expenses. R&D expenses increased 41% to $29.2 million in 2018 from $20.7 million in 2017. The increase in R&D expenses was primarily the result of an increase of $4.1 million in salaries, incentive compensation and other employee benefits due to an increase in personnel to support our product development efforts, and a $3.1 million increase in non-cash stock-based compensation expense due to the significant increase in our stock price in 2018. In addition, our strong year-over-year sales growth drove a substantial year-over-year increase in incentive-based compensation. Non-cash stock-based compensation expense allocated to R&D increased to $4.3 million in 2018, compared to $1.2 million in 2017, due primarily to the valuation of certain 2018 employee stock option grants and the impact on the valuation of the significant increase in our stock price during 2018.
Other Income (Expense). Total other expense in 2018 was $77.9 million, compared to $10.1 million in 2017. Other expense in 2018 primarily consisted of a $66.5 million revaluation loss from the change in fair value of certain warrants due to the significant appreciation in our stock price during 2018, $7.6 million of interest expense associated with the Term Loan Agreement, as well as a $5.3 million loss on extinguishment of debt associated with the full repayment of our Term Loan Agreement in August 2018. Other expense in 2017 consisted primarily of interest expense associated with the Term Loan Agreement. The outstanding principal balance under the Term Loan Agreement was $82.7 million prior to the repayment and as of December 31, 2017. Interest and other income primarily consisted of interest earned on our cash equivalents and short-term investments, for which our average invested balances were significantly higher in 2018 as compared to 2017.
Liquidity and Capital Resources
At December 31, 2019, we had $176.5 million in cash and cash equivalents and short-term investments. We believe that our cash and cash equivalents and short-term investments balance will be sufficient to satisfy our liquidity requirements for at least the next 12 months from the date of this filing.
Historically, our principal sources of cash have included private placements and public offerings of equity securities, debt financing, and cash collected from product sales. Since the beginning of 2018, we completed the following financings:

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

•
From January 2018 through December 2019, we received proceeds of $29.9 million from the exercise of 8,829,235 outstanding warrants which were originally issued in a registered public offering of common stock in October 2017. As of December 31, 2019, there were warrants to purchase 417,315 shares outstanding relating to the October 2017 offering.

•
From January 2018 through December 2019, we issued 1,554,995 shares of common stock upon the exercise of stock options, and 409,653 shares of common stock were purchased under our 2013 Employee Stock Purchase Plan, which generated aggregate proceeds of $26.3 million.

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
The following table shows a summary of our cash flows for the years ended December 31, 2019, 2018 and 2017:

	Year Ended December 31,
(in thousands)	2019	2018	2017
Net cash provided by (used in):
Operating activities	$41,906	$(8,319)	$(66,136)
Investing activities	(56,955)	(90,739)	2,782
Financing activities	24,207	117,184	40,376
Effect of foreign exchange rate changes on cash	191	—	—
Total	$9,349	$18,126	$(22,978)
Operating activities. Net cash provided by operating activities was $41.9 million for the year ended December 31, 2019, compared to net cash used of $8.3 million and $66.1 million for the same periods in 2018 and 2017, respectively.
The improvement to net cash provided by operating activities for 2019 compared to 2018 was primarily driven by higher sales and gross margins in 2019, which resulted in a significant reduction in net loss when adjusted for non-cash expenses, particularly stock-based compensation expense and the change in the fair value of common stock warrants, offset by net changes in working capital. Our operating loss for the year ended December 31, 2018 also included $7.6 million in interest expense, and a $5.3 million loss on extinguishment of debt. Working capital changes in 2019 primarily consisted of increases in accounts receivable and inventories, offset by increases in accounts payable, accrued expenses, employee-related liabilities, deferred revenue, and other long-term liabilities related to warranty reserves for 2019 pump sales. Accounts receivable increased to $46.6 million at December 31, 2019 from $35.2 million at December 31, 2018, as a result of higher sales in the fourth quarter of 2019 as compared to the fourth quarter of 2018. Inventories increased to $49.1 million at December 31, 2019 from $19.9 million at December 31, 2018, primarily to support the growth in our business.
The decrease in net cash used in operating activities for 2018 compared to 2017 was primarily associated with a reduction in the net loss when adjusted for non-cash expenses, particularly the change in the fair value of certain common stock warrants, increased stock-based compensation expense, and a $5.3 million loss on extinguishment of debt in 2018, as well as net changes in working capital. Our operating loss also included $7.6 million and $11.3 million in interest expense during 2018 and 2017, respectively. Working capital changes were due to an increase in accounts receivable as a result of higher sales, offset by a reduction in inventories and increases in employee related liabilities and deferred revenue. Inventories decreased to $19.9 million at December 31, 2018 from $27.0 at December 31, 2017 due to an increase in sales demand during the fourth quarter of 2018, and the timing of pump production and certain inventory receipts.

Investing activities. Net cash used by investing activities was $57.0 million for the year ended December 31, 2019, which was primarily related to purchases of short-term investments of $164.6 million and $19.5 million in purchases of property and equipment, offset by $127.2 million in proceeds from maturities and sales of short-term investments. Net cash used by investing activities was $90.7 million for the year ended December 31, 2018, which was primarily related to purchases of short-term investments of $123.6 million using the net proceeds from our public offering of common stock in August of 2018, and $3.0 million in purchases of property and equipment, offset by $35.8 million in proceeds from maturities of short-term investments. Net cash provided by investing activities was $2.8 million for the year ended December 31, 2017, which was primarily related to proceeds from maturities of short-term investments of $8.5 million offset by $5.7 million in purchases of property and equipment.
Financing activities. Net cash provided by financing activities was $24.2 million for the year ended December 31, 2019, which was primarily the result of proceeds of $23.9 million from the issuance of common stock under our stock plans. Net cash provided by financing activities was $117.2 million for the year ended December 31, 2018, which was primarily the result of net proceeds of approximately $172.9 million from the public offerings of our common stock in February 2018 and August 2018, as well as proceeds of $29.6 million from the exercise of common stock warrants that were issued in the public offering of common stock in October 2017, offset by the $87.7 million repayment of our term loan and associated financing fees. Net cash provided by financing activities was $40.4 million for the year ended December 31, 2017, which was primarily the result of net proceeds from the issuance of common stock.
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
Indebtedness
Repayment of Term Loan Agreement
In August 2018, we fully repaid our term loan with CRG pursuant to the Term Loan Agreement. The balance of the outstanding debt at the time of repayment was $82.7 million. The total repayment amount of $88.8 million included approximately $1.1 million in accrued interest, and approximately $5.0 million in associated financing fees that became due. Therefore, we did not have any borrowings outstanding under the Term Loan Agreement as of December 31, 2019 and December 31, 2018. At the time of repayment, the remaining $5.3 million debt discount balance associated with the financing fees and certain debt issuance costs was accelerated and recognized as a loss on extinguishment of debt during the third quarter of 2018.
Contractual Obligations & Commitments
The following table summarizes the payments due by fiscal period for our outstanding contractual obligations at December 31, 2019:

	Payments Due by Period
(in thousands)	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Operating lease obligations (1)(2)	$31,464	$7,010	$15,209	$5,269	$3,975
Firm purchase commitments (3)	128,215	112,173	16,042	—	—
Total contractual obligations	$159,679	$119,183	$31,251	$5,269	$3,975

(1)
Operating lease obligations of $23.1 million were included in operating lease liabilities current and long-term in the consolidated balance sheet at December 31, 2019 (see Note 5, "Leases"). The additional $8.3 million included in the above table consists of $8.2 million due under the lease of additional general office space located on Shoreline Drive, Boise, Idaho (Shoreline Lease), which we entered into in November of 2019, and $0.1 million related to short-term leases. Minimum annual lease payments under the Shoreline Lease will be approximately $0.5 million in 2020, $1.1 million in 2021 and 2022, $1.2 million in 2023 and 2024, and $3.1 million thereafter. The Company currently estimates that it will recognize the Shoreline Lease operating lease liabilities on the consolidated balance sheet upon the lease commencement in the first quarter of 2020.

(2)
Does not include $2.5 million due under the lease of additional general office space located on High Bluff Drive, San Diego, California, which we entered into in January of 2020. Minimum annual lease payments under the lease will be approximately $1.0 million in 2020, $1.2 million in 2021, and $0.3 million in 2022.

(3)
Includes purchase orders that are cancellable under the standard terms of our purchase order agreements. In certain cases, cancellation of outstanding purchase commitments may require payment of costs incurred through the date of cancellation.

Critical Accounting Policies Involving Management Estimates and Assumptions
Our discussion and analysis of our financial condition and results of operations are based on our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these consolidated financial statements requires management to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses and the disclosure of contingent assets and liabilities in our consolidated financial statements. We evaluate our estimates and judgments on an ongoing basis. We base our estimates on historical experience and on various other factors that we believe are reasonable under the circumstances, the results of which form the basis for making judgments about our financial condition and results of operations that are not readily apparent from other sources. Actual results may differ materially from these estimates.
While our significant accounting policies are more fully described in Note 2 to our consolidated financial statements included in this Annual Report, we believe that the following accounting policies are the most critical to the judgments and estimates used in the preparation of our consolidated financial statements.
Revenue Recognition
Our revenue is generated primarily from sales of our insulin pumps, disposable cartridges and infusion sets to individual customers and third-party distributors that resell the product to insulin-dependent diabetes customers. We are paid directly by customers who use the products, distributors and third-party insurance payors. We recognize revenue when control of our products is transferred to our customers in an amount that reflects the consideration we expect to receive from our customers in exchange for those products. This process involves identifying the contract with a customer, determining the performance obligations in the contract, determining the contract price, allocating the contract price to the distinct performance obligations in the contract, and recognizing revenue when the performance obligations have been satisfied. Revenue recognition for contracts with multiple deliverables is based on the separate satisfaction of each distinct performance obligation within the contract. A performance obligation is considered distinct from other obligations in a contract when it provides a benefit to the customer either on its own or together with other resources that are readily available to the customer and is separately identified in the contract. We consider a performance obligation satisfied once we have transferred control of a product to the customer, meaning the customer has the ability to use and obtain the benefit of the product. Complementary products, such as the t:connect cloud-based data management application and the Tandem Device Updater, are considered performance obligations satisfied over time, as access and support for these products is provided throughout the typical four-year warranty period of the insulin pumps. Accordingly, revenue related to the complementary products is deferred and recognized ratably over a four-year period. There is no standalone value for these complementary products. Therefore, we determine their value by applying the expected cost plus a margin approach and then allocate the residual to the insulin pumps.
Warranty Reserve
We generally provide a four-year warranty on our insulin pumps to end user customers and may replace any pumps that do not function in accordance with the product specifications. Insulin pumps returned to us may be refurbished and redeployed. Additionally, we offer a six-month warranty on disposable cartridges and infusion sets. Estimated warranty costs are recorded at the time of shipment. We evaluate the reserve quarterly. Warranty costs are primarily estimated based on the current expected product replacement cost and expected replacement rates utilizing historical experience. Recently released versions of our pump may not incur warranty costs in a manner similar to previously released pumps, on which we initially base our warranty estimate of newer pumps. We may make further adjustments to the warranty reserve when deemed appropriate, giving additional consideration to length of time the pump version has been in the field and future expectations of performance based on new features and capabilities that may become available through Tandem Device Updater. Changes to the actual replacement rates or the expected product replacement cost could have a material impact on our estimated warranty reserve.

Income Taxes
Significant judgment is required in determining our provision for income taxes, deferred tax assets and liabilities and the valuation allowance recorded against net deferred tax assets. Deferred tax assets and liabilities are determined using the enacted tax rates in effect for the years in which those tax assets are expected to be realized. A valuation allowance is established when it is more likely than not the future realization of all or some of the deferred tax assets will not be achieved. The evaluation of the need for a valuation allowance is performed on a jurisdiction-by-jurisdiction basis, and includes a review of all available positive and negative evidence. Factors reviewed include projections of pre-tax book income for the foreseeable future, determination of cumulative pre-tax book income after permanent differences, earnings history, and reliability of forecasting. We will continue to assess the need for a valuation allowance on our deferred tax assets by evaluating both positive and negative evidence that may exist. Any adjustment to the net deferred tax asset valuation allowance would be recorded in the statement of operations for the period that the adjustment is determined to be required.
Utilization of our net operating loss and research credit carryforwards may be subject to a substantial annual limitation due to ownership change limitations provided by Section 382 of the Internal Revenue Code of 1986, as amended, and similar state provisions. The annual limitations may result in the expiration of net operating loss carryforwards before utilization. We have completed an analysis through December 31, 2018 to determine whether our net operating losses and credits are likely to be limited by Section 382. Based on this study, we determined that an ownership change, as defined under Section 382, occurred in 2018 and the resulting limitation significantly reduced our ability to utilize our net operating loss and credit carryovers before they expire. As a result, in 2019 we reduced our deferred tax assets for the net operating loss and research credit carryforwards that are projected to expire unused with a corresponding offset to the valuation allowance recorded against such assets. Additionally, future ownership changes under Section 382 may also limit our ability to fully utilize any remaining tax benefits.
The Company’s income tax returns are based on calculations and assumptions that are subject to examination by the Internal Revenue Service and other tax authorities. In addition, the calculation of the Company’s tax liabilities involves dealing with uncertainties in the application of complex tax regulations. We recognize liabilities for uncertain tax positions based on a two-step process. The first step is to evaluate the tax position for recognition by determining if the weight of available evidence indicates that it is more likely than not that the position will be sustained on audit, including resolution of related appeals or litigation processes, if any. The second step is to measure the tax benefit as the largest amount that is more than 50% likely of being realized upon settlement. While we believe we have appropriate support for the positions taken on our tax returns, we regularly assess the potential outcomes of examinations by tax authorities in determining the adequacy of our provision for income taxes. We continually assess the likelihood and amount of potential revisions and adjust the income tax provision, income taxes payable and deferred taxes in the period in which the facts that give rise to a revision become known.
Off-Balance Sheet Arrangements
As of December 31, 2019, we did not have any off-balance sheet arrangements.

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
Because of the short-term maturities of our financial instruments, we do not believe that an increase or decrease in market interest rates would have any significant impact on the realized value of our investment portfolio. If a 10% change in interest rates were to have occurred on December 31, 2019, this change would not have had a material effect on the fair value of our investment portfolio as of that date.

Our operations are primarily located in the United States, and nearly all of our sales since inception have been made in U.S. dollars. With the exception of a portion of our sales in Canada, our sales outside of the United States are currently made to independent distributors under agreements denominated in U.S. dollars. Accordingly, we believe we do not currently have any material exposure to foreign currency rate fluctuations. As our business in markets outside of the United States increases, we may be exposed to foreign currency exchange risk. We believe this is currently limited to our operations in Canada, where fluctuations in the rate of exchange between the U.S. dollar and the Canadian dollar could adversely affect our financial results. In addition, from time to time, we may have foreign currency exchange risk related to existing assets and liabilities, committed transactions and forecasted future cash flows. In certain circumstances, we may seek to manage such foreign currency exchange risk by using derivative instruments such as foreign currency exchange forward contracts to hedge our risk. In general, we may hedge foreign currency exchange exposures up to 12 months in advance. However, we may choose not to hedge some exposures for a variety of reasons, including prohibitive economic costs.

Item 8.	Consolidated Financial Statements and Supplementary Data
Our consolidated financial statements as of December 31, 2019 and 2018 and for each of the three years in the period ended December 31, 2019, and the Report of the Independent Registered Public Accounting Firm are included in this report as listed in the index.

Report of Independent Registered Public Accounting Firm
To the Stockholders and the Board of Directors of Tandem Diabetes Care, Inc.
Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of Tandem Diabetes Care, Inc. (the “Company”) as of December 31, 2019 and 2018, the related consolidated statements of operations and comprehensive loss, stockholders’ equity (deficit), and cash flows, for each of the three years in the period ended December 31, 2019 and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2019 and 2018, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2019, in conformity with U.S. generally accepted accounting principles.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of December 31, 2019, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework), and our report dated February 24, 2020 expressed an unqualified opinion thereon.
Adoption of ASU No. 2016-02
As discussed in Note 1 to the consolidated financial statements, the Company changed its method of accounting for leases in 2019 due to the adoption of Accounting Standards Update (ASU) No. 2016-02, Leases (Topic 842), and the related amendments.

Basis for Opinion
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
Critical Audit Matter
The critical audit matter communicated below is a matter arising from the current period audit of the financial statements that was communicated or required to be communicated to the audit committee and that: (1) relates to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective or complex judgments. The communication of the critical audit matter does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the account or disclosure to which it relates.

Description of the Matter
Warranty reserve - Estimation of Product Replacement Reserve
As discussed in Note 2 to the consolidated financial statements, the Company has a warranty reserve of $16.7 million. The Company provides insulin pump end customers with a four-year warranty and may replace any pumps that do not function in accordance with the product specifications. Warranty costs are estimated at the time of shipment. Management applies significant judgment to determine relevant assumptions to calculate the reserve, including the assessment of historical warranty experience and replacement cost.
Auditing management’s warranty reserve on pumps was complex and judgmental due to the significant estimation required by management in determining the value of the warranty reserve. In particular, the warranty reserve estimate is sensitive due to significant assumptions including replacement rates and replacement product costs, especially as it relates to recently released pump versions for which replacement rates specific to that version are not yet known. As such, replacement rates of recently released pumps are based primarily upon historical rates of prior versions which ultimately may not be predictive of the experience of new pumps, due to new features and capabilities of the more recent releases. These assumptions are affected by actual customer experience and changes in these assumptions could have a material impact on the Company’s estimated reserve. This in turn led to a high degree of auditor judgment, subjectivity, and effort in performing procedures and evaluating audit evidence related to management’s significant assumptions in determining the warranty reserve.

How We Addressed the Matter in Our Audit
We obtained an understanding, evaluated the design and tested the operating effectiveness of the Company’s controls over the warranty reserve estimation process. For example, we tested controls over management's review and calculation of significant assumptions underlying the warranty reserve, such as replacement rates and actual replacement product costs, and tested controls over the accuracy and completeness of data used.

To test the Company’s warranty reserve, we performed audit procedures that included, among others, testing the completeness and accuracy of the underlying data used in the estimation calculation and evaluated the appropriateness of management’s methodology to calculate the warranty reserve. We also evaluated the reasonableness of management’s significant assumptions related to replacement rates and replacement cost, including review for contrary evidence. Evaluating management’s significant assumptions involved evaluating the historical claims data utilized by management in estimating both the replacement rates and costs of known and anticipated claims. We assessed the historical accuracy of management’s estimates by performing a lookback analysis and performing sensitivity analyses of the significant assumptions to evaluate the impact of changes in the warranty reserve that would result from changes in the assumptions. We tested the mathematical accuracy of the warranty reserve calculation and obtained documentation and performed inquiries of Company management to evaluate the completeness of the Company’s estimate. In addition, for revisions made to the estimated reserve, we evaluated the reasonableness of the subsequent changes by comparing the revised assumptions to the original estimated assumptions and evaluated the reasons for the subsequent change.

/s/ Ernst & Young LLP
We have served as the Company's auditor since 2009

San Diego, CA
February 24, 2020

TANDEM DIABETES CARE, INC.
CONSOLIDATED BALANCE SHEETS
(In thousands except par values)

	December 31,
	2019	2018
Assets
Current assets:
Cash and cash equivalents	$51,175	$41,826
Short-term investments	125,283	87,201
Accounts receivable, net	46,585	35,193
Inventories, net	49,073	19,896
Prepaid and other current assets	4,025	3,769
Total current assets	276,141	187,885
Property and equipment, net	32,923	17,151
Operating lease right-of-use assets	15,561	—
Other long-term assets	1,485	1,258
Total assets	$326,110	$206,294
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$17,745	$6,824
Accrued expenses	8,014	3,930
Employee-related liabilities	28,320	24,030
Deferred revenue	3,869	4,600
Common stock warrants	23,509	17,926
Operating lease liabilities	6,320	—
Other current liabilities	11,619	8,978
Total current liabilities	99,396	66,288
Operating lease liabilities - long-term	14,063	—
Other long-term liabilities	17,672	8,731
Total liabilities	131,131	75,019
Commitments and contingencies (Note 10)	—	—
Stockholders’ equity:
Common stock, $0.001 par value; 200,000 shares authorized, 59,396 and 57,554 shares issued and outstanding at December 31, 2019 and December 31, 2018, respectively.	59	57
Additional paid-in capital	819,626	731,306
Accumulated other comprehensive income (loss)	122	(13)
Accumulated deficit	(624,828)	(600,075)
Total stockholders’ equity	194,979	131,275
Total liabilities and stockholders’ equity	$326,110	$206,294
The accompanying notes are an integral part of the consolidated financial statements.

TANDEM DIABETES CARE, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
(In thousands, except per share data)

	Year Ended December 31,
	2019	2018	2017
Sales	$362,305	$183,866	$107,601
Cost of sales	168,093	94,044	63,507
Gross profit	194,212	89,822	44,094
Operating expenses:
Selling, general and administrative	165,735	105,226	86,377
Research and development	45,199	29,227	20,661
Total operating expenses	210,934	134,453	107,038
Operating loss	(16,722)	(44,631)	(62,944)
Other income (expense), net:
Interest and other income	3,271	1,462	239
Interest and other expense	(78)	(7,584)	(11,341)
Loss on extinguishment of debt	—	(5,313)	—
Change in fair value of common stock warrants	(11,075)	(66,494)	1,021
Total other expense, net	(7,882)	(77,929)	(10,081)
Loss before income taxes	(24,604)	(122,560)	(73,025)
Income tax expense	149	51	8
Net loss	$(24,753)	$(122,611)	$(73,033)
Other comprehensive loss:
Unrealized gain (loss) on short-term investments	$77	$(13)	$1
Foreign currency translation gain	58	—	—
Comprehensive loss	$(24,618)	$(122,624)	$(73,032)

Net loss per share - basic and diluted	$(0.42)	$(2.55)	$(12.87)
Weighted average shares used to compute basic and diluted net loss per share	58,507	48,129	5,677
The accompanying notes are an integral part of the consolidated financial statements.

TANDEM DIABETES CARE, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT)
(In thousands)

	Common Stock
	Shares	Amount	Additional Paid-in Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Total Stockholders’ Equity (Deficit)
Balance at December 31, 2016	3,110	$3	$398,651	$(1)	$(404,580)	$(5,927)
Exercise of stock options	24	—	270	—	—	270
Issuance of common stock in public offering, net of underwriter’s discount and offering costs	6,946	7	33,346	—	—	33,353
Issuance of common stock warrants in connection with term loan	—	—	3,331	—	—	3,331
Issuance of common stock for Employee Stock Purchase Plan	39	—	300	—	—	300
Stock-based compensation	—	—	12,557	—	—	12,557
Unrealized gain on short-term investments	—	—	—	1	—	1
Net loss	—	—	—	—	(73,033)	(73,033)
Balance at December 31, 2017	10,119	$10	$448,455	$—	$(477,613)	$(29,148)
Exercise of stock options	136	—	1,027	—	—	1,027
Exercise of common stock warrants	8,603	9	29,566	—	—	29,575
Issuance of common stock in public offering, net of underwriter’s discount and offering costs	38,535	38	172,891	—	—	172,929
Fair value of common stock warrants at time of exercise	—	—	54,000	—	—	54,000
Issuance of common stock for Employee Stock Purchase Plan	81	—	1,364	—	—	1,364
Stock-based compensation	80	—	24,003	—	—	24,003
Unrealized loss on short-term investments	—	—	—	(13)	—	(13)
Adjustment to retained earnings from adoption of ASC 606	—	—	—	—	149	149
Net loss	—	—	—	—	(122,611)	(122,611)
Balance at December 31, 2018	57,554	$57	$731,306	$(13)	$(600,075)	$131,275
Exercise of stock options	1,422	1	17,674	—	—	17,675
Exercise of common stock warrants	93	—	327	—	—	327
Fair value of common stock warrants at time of exercise	—	—	5,492	—	—	5,492
Issuance of common stock for Employee Stock Purchase Plan	327	1	6,205	—	—	6,206
Stock-based compensation	—	—	58,622	—	—	58,622
Unrealized gain on short-term investments, net of deferred tax	—	—	—	77	—	77
Foreign currency translation adjustments	—	—	—	58	—	58
Net loss	—	—	—	—	(24,753)	(24,753)
Balance at December 31, 2019	59,396	$59	$819,626	$122	$(624,828)	$194,979
The accompanying notes are an integral part of the consolidated financial statements.

TANDEM DIABETES CARE, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Year Ended December 31,
	2019	2018	2017
Operating Activities
Net loss	$(24,753)	$(122,611)	$(73,033)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization expense	6,072	5,821	6,866
Interest expense related to amortization of debt discount and debt issuance costs	—	1,721	1,883
Payment in kind interest accrual of notes payable	—	—	1,657
Provision for allowance for doubtful accounts	2,322	1,448	824
Provision for inventories reserve	2,353	607	26
Change in fair value of common stock warrants	11,075	66,494	(1,021)
Amortization of premium (discount) on short-term investments	(565)	539	(16)
Stock-based compensation expense	58,071	23,736	12,628
Loss on extinguishment of debt		5,313	—
Other	(321)	152	159
Changes in operating assets and liabilities:
Accounts receivable, net	(13,698)	(15,848)	(10,445)
Inventories, net	(30,975)	6,756	(5,894)
Prepaid and other current assets	(584)	(1,576)	1,831
Other long-term assets	(580)	(26)	4
Accounts payable	8,910	1,641	(1,953)
Accrued expenses	4,076	1,097	1,203
Employee-related liabilities	4,285	9,542	3,873
Deferred revenue	4,589	2,074	(3,906)
Other current liabilities	4,216	2,434	(432)
Other long-term liabilities	7,412	2,367	(390)
Net cash provided by (used in) operating activities	41,905	(8,319)	(66,136)
Investing Activities
Purchases of short-term investments	(164,572)	(123,553)	—
Proceeds from maturities of short-term investments	114,908	35,800	8,500
Proceeds from sales of short-term investments	12,250	—	—
Purchases of property and equipment	(19,541)	(2,986)	(5,718)
Net cash provided by (used in) investing activities	(56,955)	(90,739)	2,782
Financing Activities
Principal payments on notes payable	—	(87,711)	—
Proceeds from public offerings, net of offering costs	—	172,929	39,806
Proceeds from issuance of common stock under Company stock plans	23,880	2,391	570
Proceeds from exercise of common stock warrants	327	29,575	—
Net cash provided by financing activities	24,207	117,184	40,376
Effect of foreign exchange rate changes on cash	191	—	—
Net increase (decrease) in cash and cash equivalents and restricted cash	9,348	18,126	(22,978)
Cash and cash equivalents and restricted cash at beginning of period	41,826	23,700	46,678
Cash and cash equivalents and restricted cash at end of period	$51,174	$41,826	$23,700
Supplemental disclosures of cash flow information
Interest paid	$—	$10,805	$7,876
Income taxes paid	$67	$16	$22
Supplemental schedule of non-cash investing and financing activities
Right-of-use assets obtained in exchange for operating lease obligations	$11,635	$—	$—
Lease incentive - lessor-paid tenant improvements	$—	$13	$3,292
Property and equipment included in accounts payable	$2,134	$125	$92
Debt discount included in other long-term liabilities	$—	$—	$4,137
Common stock warrants issued in connection with term loan	$—	$—	$3,331
Unsettled purchase of investments classified as cash equivalents in other current liabilities	$—	$1,708	$—
The accompanying notes are an integral part of the consolidated financial statements

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
The Company has commercially launched seven insulin pumps in the United States since 2012 and two pumps outside the United States since 2018. Four of the insulin pumps have featured CGM technology, and two have featured an automated insulin delivery (AID) algorithm. In June 2018, the t:slim X2 was the first insulin pump designated as compatible with integrated CGM (known as iCGM) devices; in February 2019, the t:slim X2 was the first in a new device category called Alternate Controller Enabled Infusion Pumps (ACE pumps); and in December 2019, Control-IQ technology for the t:slim X2 insulin pump was the first automated insulin dosing software in a new interoperable automated glycemic controller category. The Company believes that the three new classifications by the United States Food and Drug Administration (FDA) for the interoperability of devices for AID will help support continued rapid innovation by streamlining the regulatory pathway for integrated products.
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
As of December 31, 2019, the Company had $176.5 million in cash and cash equivalents and short-term investments. The Company has incurred operating losses since its inception and had an accumulated deficit $624.8 million as of December 31, 2019, which included a net loss of $24.8 million for the year ended December 31, 2019. Management believes that cash and cash equivalents and short-term investments on hand will be sufficient to satisfy the Company’s liquidity requirements for at least the next 12 months from the date of this filing.
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
Basis of Presentation and Principles of Consolidation
The Company has prepared the accompanying consolidated financial statements in accordance with accounting principles generally accepted in the United States of America, or U.S. GAAP. The statements include the accounts of Tandem Diabetes Care, Inc. and its wholly-owned subsidiary in Canada. All significant intercompany balances and transactions have been eliminated in consolidation.
The functional currency of our foreign subsidiary is the local currency. We translate the financial statements of our foreign subsidiary into U.S. dollars using period-end exchange rates for assets and liabilities and average exchange rates for each period for revenue, costs and expenses. Translation related adjustments are included in comprehensive loss and in accumulated other comprehensive income (loss) in the equity section of our consolidated balance sheets. Foreign exchange gains or losses resulting from balances denominated in a currency other than the functional currency are recognized in interest and other income or interest and other expense in our consolidated statements of operations.
Reclassifications
Certain reclassifications of prior year amounts related to the presentation of patents and long-term deferred rent on the consolidated balance sheet, and deferred rent on the consolidated statements of cash flows, have been made to conform to the current year presentation.
2. Summary of Significant Accounting Policies
There have been no material changes to the Company's significant accounting policies during the year ended December 31, 2019, as compared to those disclosed in this Annual Report other than adoption of the new lease accounting standard effective January 1, 2019 (see Note 5, ''Leases'').
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
Segment Reporting
Operating segments are identified as components of an enterprise about which discrete financial information is available for evaluation by the chief operating decision-maker (CODM) in making decisions regarding resource allocation and assessing performance. The Company is organized based on its current product portfolio, which consists primarily of insulin pumps, disposable cartridges and infusion sets for the storage and delivery of insulin. The Company views its operations and manages its business as one segment as key operating decisions and resource allocations are made by the CODM using consolidated financial data.
Cash Equivalents
The Company considers all highly liquid investments with a maturity of three months or less from the date of purchase and that can be liquidated without prior notice or penalty to be cash equivalents.

Short-Term Investments
The Company’s short-term investments are classified as available-for-sale securities. Such securities are carried at fair value as determined by prices for identical or similar securities at the balance sheet date. The Company’s short-term investments consist of Level 1 and Level 2 financial instruments in the fair value hierarchy. The net unrealized gains or losses on available-for-sale securities are reported as a component of other comprehensive loss within the statements of operations and accumulated other comprehensive gain (loss) as a separate component of stockholders’ equity on the consolidated balance sheets. The Company determines the realized gains or losses of available-for-sale securities using the specific identification method and includes net realized gains and losses as a component of other income or expense within the consolidated statements of operations. The Company periodically reviews available-for-sale securities for other than temporary declines in fair value below the cost basis whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. To date, the Company has not identified any other than temporary declines in fair value of its short-term investments.
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
The following table summarizes customers who accounted for 10% or more of accounts receivable, net:

	December 31,
	2019	2018
Byram Healthcare	20.4%	15.5%
CCS Medical, Inc.	10.1%	10.1%
The following table summarizes customers who accounted for 10% or more of sales for the periods presented:

	Year Ended December 31,
	2019	2018	2017
Byram Healthcare	15.4%	15.6%	14.0%
RGH Enterprises, Inc.	14.8%	19.4%	21.5%
CCS Medical	N/A	N/A	10.3%

Fair Value of Financial Instruments
The carrying amounts of cash and cash equivalents, accounts receivable, accounts payable, accrued expenses, and employee-related liabilities are reasonable estimates of their fair values because of the short-term nature of these assets and liabilities. Short-term investments are carried at fair value. The Company believes the fair value of its operating lease liabilities at December 31, 2019 approximated their carrying value, based on the borrowing rates that were available for loans with similar terms as of that date. The estimated fair value of certain of the Company’s common stock warrants was determined using the Black-Scholes pricing model as of December 31, 2019 and 2018 (see Note 4, "Fair Value Measurements").

Valuation of Inventories
Inventories are valued at the lower of cost or net realizable value, determined by the first-in, first-out method. Inventory is recorded using standard cost, including material, labor and overhead costs. The Company periodically reviews inventories for potential impairment and adjusts inventory for potentially excess or obsolete goods to state inventories at their net realizable value. Factors influencing these adjustments include quantities on hand and firm purchase commitments, expectations of future use, judgments based on quality control testing data and assessments of the likelihood of scrapping or obsoleting certain inventories based on future demand for its products and market conditions.
Long-Lived Assets
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
Operating Lease Right-of-Use Assets and Liabilities
Lease right-of-use assets represent our right to use an underlying asset for the lease term and lease liabilities represent our obligation to make lease payments arising from the lease. Operating lease right-of-use assets and liabilities are recognized when the Company takes possession of the leased property (the Commencement Date) based on the present value of lease payments over the lease term. Rent expense on noncancelable leases containing known future scheduled rent increases is recorded on a straight-line basis over the term of the respective leases beginning on the Commencement Date. The difference between rent expense and rent paid is accounted for as a component of operating lease right-of-use assets on the Company’s consolidated balance sheet. Landlord improvement allowances and other such lease incentives are recorded as property and equipment and as reduction of the right-of-use leased assets, and are amortized on a straight-line basis as a reduction to operating lease costs. Leases with an initial term of 12 months or less are expensed as incurred and are not recorded as right-of-use assets on the consolidated balance sheets (see Note 5, "Leases").
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
The Company periodically re-evaluates the original assumptions and rationale utilized in the establishment of the carrying value and estimated lives of all of its long-lived assets, including property and equipment and acquired patents. The determinants used for this evaluation include management’s estimate of the asset’s ability to generate positive income from operations and positive cash flow in future periods as well as the strategic significance of the asset to the Company’s business objective. The Company has not recognized any impairment losses through December 31, 2019.
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
The Company is required to file federal and state income tax returns in the United States and various other state jurisdictions and, starting with 2018, a corporation income tax return in Canada. The preparation of these income tax returns requires the Company to interpret the applicable tax laws and regulations in effect in such jurisdictions, which could affect the amount of tax paid by the Company. An amount is accrued for the estimate of additional tax liability, including interest and penalties, for any uncertain tax positions taken or expected to be taken in an income tax return. The Company reviews and updates the accrual for uncertain tax positions as more definitive information becomes available. For further information, see Note 7, "Income Taxes."
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

Revenue Recognition for Arrangements with Multiple Deliverables
The Company considers the individual deliverables in its product offering as separate performance obligations. The transaction price is determined based on the consideration expected to be received, based either on the stated value in contractual arrangements or the estimated cash to be collected in non-contracted arrangements. The Company allocates the consideration to the individual performance obligations and recognizes the consideration based on when the performance obligation is satisfied, considering whether or not this occurs at a point in time or over time. Generally, insulin pumps, cartridges, infusion sets and accessories are deemed performance obligations that are satisfied at a point in time when the customer obtains control of the promised good, which is upon delivery. Complementary products, such as the t:connect cloud-based data management application and the Tandem Device Updater, are considered performance obligations that are satisfied over time, as access and support for these products is provided throughout the typical four-year warranty period of the insulin pumps. Accordingly, revenue related to the complementary products is deferred and recognized ratably over a four-year period. There is no standalone value for these complementary products. Therefore, the Company determines their value by applying the expected cost plus a margin approach and then allocates the residual to the insulin pumps. At December 31, 2019 and 2018, deferred revenue for these performance obligations that are satisfied over time was $3.5 million and $4.3 million, respectively, classified as current deferred revenue. At December 31, 2019, $5.7 million was classified as non-current deferred revenue which is included in other long-term liabilities on the consolidated balance sheets.
Sales Returns
The Company offers a 30-day right of return to its customers from the date of shipment of any of its insulin pumps, provided a physician’s confirmation of the medical reason for the return is received. Estimated allowances for sales returns are based on historical returned quantities as compared to pump shipments in those same periods of return. The return rate is then applied to the sales of the current period to establish a reserve at the end of the period. The return rates used in the reserve are adjusted for known or expected changes in the marketplace when appropriate. The allowance for sales returns is recorded as a reduction of revenue and an increase in deferred revenue in the period in which the related sale is recorded. The amount recorded in deferred revenue on the Company’s consolidated balance sheets for allowances for sales returns was $0.4 million and $0.3 million at December 31, 2019 and 2018, respectively. Actual product returns have not differed materially from estimated amounts reserved in the accompanying consolidated financial statements.
Warranty Reserve
The Company generally provides a four-year warranty on its insulin pumps to end user customers and may replace any pumps that do not function in accordance with the product specifications. Insulin pumps returned to the Company may be refurbished and redeployed. Additionally, the Company offers a six-month warranty on disposable cartridges and infusion sets. Estimated warranty costs are recorded at the time of shipment. We evaluate the reserve quarterly. Warranty costs are primarily estimated based on the current expected product replacement cost and expected replacement rates utilizing historical experience. Recently released versions of the pump may not incur warranty costs in a manner similar to previously released pumps, on which the Company initially bases its warranty estimate of newer pumps. The Company may make further adjustments to the warranty reserve when deemed appropriate, giving additional consideration to length of time the pump version has been in the field and future expectations of performance based on new features and capabilities that may become available through Tandem Device Updater.

At December 31, 2019 and December 31, 2018, the warranty reserve was $16.7 million and $9.1 million, respectively. The following table provides a reconciliation of the change in estimated warranty liabilities for the years ended December 31, 2019 and 2018:

	December 31,
(in thousands)	2019	2018
Balance at beginning of the year	$9,138	$5,640
Provision for warranties issued during the period	18,335	9,617
Settlements made during the period	(10,167)	(7,797)
Increase (decrease) in warranty estimates	(582)	1,678
Balance at end of the year	$16,724	$9,138

Current portion	$4,707	$4,206
Non-current portion	12,017	4,932
Total	$16,724	$9,138

Stock-Based Compensation
Stock-based compensation cost is measured at the grant date based on the estimated fair value of the award, and the portion that is ultimately expected to vest is recognized as compensation expense over the requisite service period on a straight-line basis. The Company estimates the fair value of stock options issued under the Company’s Amended and Restated 2013 Stock Incentive Plan (2013 Plan) and the fair value of the employees’ purchase rights under the Company’s 2013 Employee Stock Purchase Plan (ESPP) using the Black-Scholes option-pricing model on the date of grant. The Black-Scholes option-pricing model requires the use of assumptions about a number of variables, including stock price volatility, expected term, dividend yield and risk-free interest rate. For awards that vest based on the achievement of service conditions, the Company recognizes expense using the straight-line method less estimated forfeitures based on historical experience.
Common Stock Warrant Liabilities
The Company accounts for certain stock warrants as a liability in the consolidated financial statements when they contain a provision within the warrant contracts that could require cash settlement in the event the Company did not have an active registration statement. The fair value of these common stock warrants is remeasured at each financial reporting period with any changes in fair value being recognized as a component of other income (expense) in the accompanying statements of operations and comprehensive loss.
Advertising Costs
The Company expenses advertising costs as they are incurred. For the years ended December 31, 2019, 2018 and 2017, advertising costs were $0.9 million, $0.9 million, and $1.1 million, respectively.
Shipping and Handling Expenses
Shipping and handling expenses associated with product delivery are included within cost of sales in the Company’s statements of operations. Amounts billed to a customer for shipping and handling are reported as revenues.
Comprehensive Loss
All components of comprehensive loss, including net loss, are reported in the consolidated financial statements in the period in which they are recognized. Comprehensive loss is defined as the change in equity during a period from transactions and other events and circumstances from non-owner sources, including unrealized gains and losses on marketable securities and foreign currency translation adjustments.

Net Loss Per Share
Basic net loss per share is calculated by dividing the net loss by the weighted average number of common shares that were outstanding for the period, without consideration for common stock equivalents. Diluted loss per share is calculated in accordance with the treasury stock method and reflects the potential dilution that would occur if securities or other contracts to issue common stock were exercised or converted to common stock. Dilutive common share equivalents are comprised of warrants, potential awards granted pursuant to the ESPP, and stock options outstanding under the Company’s equity incentive plans. For warrants that are recorded as a liability in the accompanying consolidated balance sheets, the calculation of diluted loss per share requires that, to the extent the average market price of the underlying shares for the reporting period exceeds the exercise price of the warrants and the presumed exercise of the warrants is dilutive to loss per share for the period, an adjustment is made to net loss used in the calculation to remove the change in fair value of the warrants from the numerator for the period. Likewise, an adjustment to the denominator is required to reflect the related dilutive shares, if any, under the treasury stock method. For the annual periods ended December 31, 2019, 2018 and 2017, there is no difference in the number of shares used to calculate basic and diluted shares outstanding due to the Company’s net loss position (see Note 11, "Selected Quarterly Financial Data (Unaudited)" for further details).
Potentially dilutive securities not included in the calculation of diluted net loss per share (because inclusion would be anti-dilutive) are as follows (in common stock equivalent shares, in thousands):

	Year Ended December 31,
	2019	2018	2017
Warrants to purchase common stock	611	705	—
Options to purchase common stock	5,619	3,477	—
Awards granted under the ESPP	5	4	—
	6,235	4,186	—

Accounting Pronouncements Issued and Not Yet Adopted
In June 2016, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) No. 2016-13, Financial Instruments – Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments, which modifies the measurement and recognition of credit losses for most financial assets and certain other instruments. The new standard requires the use of forward-looking expected credit loss models based on historical experience, current conditions, and reasonable and supportable forecasts that affect the collectability of the reported amount, which may result in earlier recognition of credit losses under the new standard. The new standard also requires that credit losses related to available-for-sale debt securities be recorded as an allowance through net income (loss) rather than reducing the carrying amount under the current, other-than-temporary-impairment model. The standard is effective for public business entities for annual periods beginning after December 15, 2019, and interim periods within those years. The Company will implement the new standard in the first quarter of 2020, and does not expect the adoption to have a material financial impact on its consolidated financial statements based on current economic conditions, its outstanding accounts receivable, and the composition and credit quality of its short-term investments.
In August 2018, the FASB issued ASU No. 2018-13, Fair Value Measurement: Disclosure Framework – Changes to the Disclosure Requirements for Fair Value Measurement, which adds and modifies certain disclosure requirements for fair value measurements. Under the new guidance, entities will no longer be required to disclose the amount of and reasons for transfers between Level 1 and Level 2 of the fair value hierarchy, or valuation processes for Level 3 fair value measurements. However, public companies will be required to disclose the range and weighted average of significant unobservable inputs used to develop Level 3 fair value measurements, and related changes in unrealized gains and losses included in other comprehensive income. The updated guidance is effective for annual periods beginning after December 15, 2019, and interim periods within those periods, with early adoption permitted. The Company will implement the updated guidance in the first quarter of 2020, which will modify certain fair value measurement disclosures primarily related to our Level 3 liabilities.
3. Financial Statement Information
Short-Term Investments
The Company invests in marketable securities, principally debt instruments of the U.S. Government, financial institutions and corporations with strong credit ratings. The following represents a summary of the estimated fair value of short-term investments at December 31, 2019 and 2018 (in thousands):

At December 31, 2019	Maturity (in years)	Amortized Cost	Unrealized Gain	Unrealized Loss	Estimated Fair Value
Available-for-sale securities:
Commercial paper	Less than 1	$24,147	$10	$—	$24,157
U.S. Government-sponsored enterprise	Less than 2	33,073	26	—	33,099
U.S. Treasury securities	Less than 2	17,963	17	(1)	17,979
Corporate debt securities	Less than 2	50,011	42	(5)	50,048
Total		$125,194	$95	$(6)	$125,283

At December 31, 2018	Maturity (in years)	Amortized Cost	Unrealized Gain	Unrealized Loss	Estimated Fair Value
Available-for-sale securities:
Commercial paper	Less than 1	$53,559	$—	$(22)	$53,537
U.S. Treasury securities	Less than 1	17,937	—	(2)	17,935
Corporate debt securities	Less than 1	15,718	12	(1)	15,729
Total		$87,214	$12	$(25)	$87,201

The Company has classified all marketable securities, regardless of maturity, as short-term investments based upon the Company's ability and intent to use any and all of those marketable securities to satisfy the Company's current liquidity requirements.

The Company periodically reviews the portfolio of available-for-sale debt securities to determine if any investment is other-than-temporarily impaired due to changes in credit risk or other potential valuation concerns. The Company believes that the short-term investments held at December 31, 2019 were not other-than-temporarily impaired. Unrealized losses on available-for-sale debt securities at that date were not significant and were due to changes in interest rates, including credit spreads, and not due to increased credit risks associated with specific securities. The Company does not intend to sell the available-for-sale debt securities that are in an unrealized loss position, and it is not more likely than not that the Company will be required to sell these debt securities before recovery of their amortized cost bases, which may be at maturity.
Accounts Receivable
Accounts receivable consisted of the following (in thousands):

	December 31,
	2019	2018
Accounts receivable	$49,889	$37,030
Less allowance for doubtful accounts	(3,304)	(1,837)
Accounts receivable, net	$46,585	$35,193

The following table provides a reconciliation of the change in estimated allowance for doubtful accounts for the years ended December 31, 2019, 2018 and 2017 (in thousands):

Allowance for Doubtful Accounts
Balance at December 31, 2016	$735
Provision for doubtful accounts	824
Write-offs and adjustments, net of recoveries	(524)
Balance at December 31, 2017	$1,035
Provision for doubtful accounts	1,448
Write-offs and adjustments, net of recoveries	(646)
Balance at December 31, 2018	$1,837
Provision for doubtful accounts	2,322
Write-offs and adjustments, net of recoveries	(855)
Balance at December 31, 2019	$3,304

Inventories
Inventories consisted of the following at (in thousands):

	December 31,
	2019	2018
Raw materials	$20,699	$6,622
Work-in-process	16,532	2,710
Finished goods	11,842	10,564
Inventories, net	$49,073	$19,896

Property and Equipment
Property and equipment consisted of the following at (in thousands):

	December 31,
	2019	2018
Leasehold improvements	$13,100	$11,313
Computer equipment and software	9,899	8,745
Office furniture and equipment	6,367	4,415
Manufacturing and scientific equipment	33,422	18,306
	62,788	42,779
Less accumulated depreciation and amortization	(29,865)	(25,628)
Property and equipment, net	$32,923	$17,151

Depreciation and amortization expense related to property and equipment was $5.7 million, $5.5 million, and $6.5 million for the years ended December 31, 2019, 2018, and 2017, respectively.

Intangible Assets Subject to Amortization
Intangible assets subject to amortization consist of patents purchased or licensed that are related to the Company’s commercialized products. Capitalized patents at December 31, 2019 and 2018, which are included in other long-term assets on the consolidated balance sheets, are as follows (in thousands):

	December 31,
	2019	2018
Gross amount	$3,247	$3,247
Accumulated amortization	(2,470)	(2,117)
Patents, net	$777	$1,130
Weighted average remaining amortization period (in months)	30	42

Amortization expense related to intangible assets subject to amortization amounted to $0.3 million for each of the years ended December 31, 2019, 2018, and 2017. The amortization expense is recorded in cost of sales in the consolidated statement of operations. The estimated annual amortization is $0.3 million for annual periods 2020 and 2021, and $0.2 million in 2022.
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

The following table presents information about the Company’s financial assets and liabilities measured at fair value on a recurring basis as of December 31, 2019 and 2018, and indicates the fair value hierarchy of the valuation techniques utilized by the Company to determine such fair value (in thousands):

		Fair Value Measurements at December 31, 2019
	December 31, 2019	Level 1	Level 2	Level 3
Assets
Cash equivalents (1)	$43,520	$43,520	$—	$—
Commercial paper	24,157	—	24,157	—
U.S. Government-sponsored enterprise	33,099	—	33,099	—
U.S. Treasury securities	17,979	17,979	—	—
Corporate debt securities	50,048	—	50,048	—
Total assets	$168,803	$61,499	$107,304	$—
Liabilities
Common stock warrants	$23,509	$—	$—	$23,509
Total liabilities	$23,509	$—	$—	$23,509

		Fair Value Measurements at December 31, 2018
	December 31, 2018	Level 1	Level 2	Level 3
Assets
Cash equivalents (1)	$37,373	$37,373	$—	$—
Commercial paper	53,537	—	53,537	—
U.S. Treasury securities	17,935	17,935	—	—
Corporate debt securities	15,729	—	15,729	—
Total assets	$124,574	$55,308	$69,266	$—
Liabilities
Common stock warrants	$17,926	$—	$—	$17,926
Total liabilities	$17,926	$—	$—	$17,926

(1)	Generally, cash equivalents include money market funds and investments with a maturity of three months or less from the date of purchase.
The Company’s Level 2 financial instruments are valued using market prices on less active markets with observable valuation inputs such as interest rates and yield curves. The Company obtains the fair value of Level 2 financial instruments from quoted market prices, calculated prices or quotes from third-party pricing services. The Company validates these prices through independent valuation testing and review of portfolio valuations provided by the Company’s investment managers. There were no transfers between Level 1 and Level 2 securities during the years ended December 31, 2019 and 2018.
The Company's Level 3 liabilities at December 31, 2019 and 2018 included the Series A warrants issued by the Company in connection with the public offering of common stock in October 2017. The Series A warrants have a term of five years and initially provided holders the right to purchase 4,630,000 shares of the Company’s common stock at an exercise price of $3.50 per share. The Series A warrants were initially valued in the aggregate amount of $5.2 million on the date of issuance utilizing a Black-Scholes pricing model.
The Company reassesses the fair value of the outstanding Series A warrants at each reporting date utilizing a Black-Scholes pricing model. Inputs used in the pricing model include estimates of stock price volatility, expected warrant life and risk-free interest rate. The Company develops its estimates based on publicly available historical data. The assumptions used to estimate the fair values of the outstanding Series A warrants at December 31, 2019 and 2018 are presented below:

	Series A Warrants
	December 31, 2019	December 31, 2018
Risk-free interest rate	1.6%	3.0%
Expected dividend yield	0.0%	0.0%
Expected volatility	77.2%	78.3%
Expected term (in years)	2.8	3.8
The following table presents a summary of changes in fair value of the Company’s total Level 3 financial assets for the years ended December 31, 2019 and 2018:

	2019	2018
Balance at beginning of year	$17,926	$5,432
Increase in fair value included in change in fair value of common stock warrants	11,075	66,494
Decrease in fair value from warrants exercised during the period	(5,492)	(54,000)
Balance at end of year	$23,509	$17,926

During the year ended December 31, 2019, the Company issued 93,470 shares of common stock upon the exercise of Series A warrants. During the year ended December 31, 2018, the Company issued 8,603,321 shares of common stock upon the exercise of certain warrants issued in October 2017, and 13,450 warrants expired unexercised. As of December 31, 2019, there were Series A warrants outstanding to purchase 417,315 shares of the Company's common stock (see Note 6, "Stockholders' Equity").
5. Leases
In February 2016, the FASB issued ASU No. 2016-02, Leases. The new standard and its related amendments (collectively referred to as ASC 842) requires lessees to recognize right-of-use assets and corresponding lease liabilities for all leases with lease terms of greater than 12 months. It also changed the definition of a lease and expanded the disclosure requirements of lease arrangements. In July 2018, the FASB added a transition option for implementation of the standard that allowed companies to continue to use the legacy guidance in ASC 840, Leases, including its disclosure requirements, in the comparative periods presented in the year of adoption. The new standard must be adopted using the modified retrospective approach and was effective for the Company starting in the first quarter of fiscal 2019. The Company elected the transition option and certain practical expedients, resulting in the recognition of right-of-use leased assets and corresponding operating lease liabilities of $12.4 million on the consolidated balance sheet upon adoption of the standard as of January 1, 2019. The Company did not restate prior periods. Deferred rent of $1.0 million and $3.8 million as of January 1, 2019 was reclassified from other current liabilities and deferred rent long-term, respectively, to a reduction of the right-of-use leased assets in connection with the adoption of the standard.
The Company's leases consist primarily of operating leases for general office space, laboratory, manufacturing and warehouse facilities, and equipment. Leases with an initial term of 12 months or less are not recorded on the balance sheets. The Company recognizes lease expense for these leases on a straight-line basis over the lease term. Because the Company's leases do not provide an implicit interest rate, the Company uses its incremental borrowing rate based on the information available at the lease commencement date in determining the present value of future lease payments. The Company used the incremental borrowing rate on January 1, 2019 for operating leases that commenced prior to that date. For lease agreements entered into or reassessed after the adoption of ASC 842, the Company combines lease and non-lease components.
Certain leases include an option to renew, with renewal terms that can extend the lease term for additional periods. The exercise of lease renewal options is at the Company's sole discretion. The depreciable life of assets and leasehold improvements are limited by the expected lease term, unless there is a transfer of title or purchase option that is reasonably certain to be exercised.
In January 2019, the Company entered into a lease agreement for approximately 25,332 square feet of additional general administrative office space (Initial Premises) located at 10935 Vista Sorrento Parkway, San Diego, California (Vista Sorrento Parkway Lease). The lease term for the Initial Premises commenced in March 2019 and expires in September 2022. In May 2019, the Company entered into a First Amendment to the Vista Sorrento Parkway Lease (First Amendment) to expand the leased premises by adding approximately 33,681 square feet of additional general administrative office space (Expansion Space), and to extend the lease term for the Initial Premises through January 2023. The lease term for the Expansion Space commenced in May 2019 and expires in January 2023. The Company has a one-time option to extend the term of the Vista Sorrento Parkway Lease, covering both the Initial Premises and the Expansion Space, for a period of four years. The Company recognized right-of-use leased assets and corresponding operating lease liabilities of $3.1 million on the consolidated balance sheet related to the Initial Premises, and $4.7 million related to the First Amendment to the Vista Sorrento Parkway Lease.
In March 2019, the Company entered into a lease agreement for approximately 40,490 square feet of space located at 6495 Marindustry Place, San Diego, California to house additional operations functions, including warehousing and shipping (Marindustry Place Lease). The lease term commenced in May 2019 and expires in April 2026. The Company has a one-time option to extend the term of the Marindustry Place Lease for a period of no less than three years and no more than five years. The Company recognized right-of-use leased assets and corresponding operating lease liabilities of $3.4 million on the consolidated balance sheet related to the Marindustry Place Lease.
The Company's total lease cost recorded in the consolidated statements of operations was $5.7 million for the year ended December 31, 2019, which included $5.5 million of operating lease cost and $0.2 million of short-term lease cost. Rent expense for the years ended December 31, 2018 and 2017 was $2.6 million and $3.5 million, respectively. Cash paid for amounts included in the measurement of lease liabilities, representing operating cash flows from operating leases, was $4.3 million for the year ended December 31, 2019.

Maturities of operating lease liabilities at December 31, 2019 were as follows (in thousands):

Year Ending December 31,
2020	$6,320
2021	7,100
2022	5,880
2023	2,232
2024	695
Thereafter	883
Total undiscounted lease payments	23,110
Less: amount representing interest	(2,727)
Present value of operating lease liabilities	20,383
Less: current portion of operating lease liabilities	(6,320)
Operating lease liabilities - long-term	$14,063

As of December 31, 2019, the weighted average remaining lease term for operating leases was 3.6 years and the weighted-average discount rate used to determine the operating lease liabilities was 6.6%.
In November 2019, the Company entered into a lease agreement for approximately 94,562 square feet of additional general office space located in Boise, Idaho (Shoreline Lease). Subject to limited exceptions, the initial lease term is expected to commence on the earlier of (i) the date on which the Company substantially completes certain specified work related to tenant improvements, (ii) the date on which the Company commences use of the premises, or (iii) July 1, 2020 (the Commencement Date), and will expire 84 months from the first day of the first full month following the Commencement Date. The Company has a one-time option to extend the term of the Shoreline Lease for a period of three years. The Company currently estimates that it will recognize right-of-use leased assets and corresponding operating lease liabilities of approximately $6.6 million on the consolidated balance sheet upon the lease commencement in the first quarter of 2020. Future minimum payments due under the Shoreline Lease are approximately $8.2 million.
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

In the fourth quarter of 2017, the Company completed the October Financing, pursuant to which it sold 4,630,000 shares of common stock, Series A warrants to purchase up to 4,630,000 shares of our common stock and Series B warrants to purchase up to 4,630,000 shares of common stock at a public offering price of $3.50 per share and accompanying warrants (October Financing). The gross proceeds from the October Financing were approximately $16.2 million, before deducting underwriting discounts and commissions and other offering expenses.
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

Shares Reserved for Future Issuance
The following shares of the Company's common stock were reserved for future issuance at December 31, 2019 (in thousands):

Shares underlying outstanding warrants	710
Shares underlying outstanding stock options	7,175
Shares authorized for future equity award grants	3,143
Shares authorized for issuance pursuant to awards granted under the ESPP	1,692
12,720

Common Stock Warrants
As of December 31, 2019, there were Series A warrants outstanding to purchase 417,315 shares of the Company's common stock at an exercise price of $3.50 per share, which were issued in connection with the October 2017 Financing, and which expire in October 2022. Also outstanding as of December 31, 2019, were warrants to purchase 193,788 shares of the Company's common stock at an exercise price of $23.50 per share, which were issued in March 2017, and which expire in March 2027 (see Note 8, ''Term Loan Agreement''), and warrants to purchase 98,965 shares of the Company's common stock at an exercise price of $73.73 per share, which were issued between August 2011 and August 2012, and which expire between August 2021 and August 2022.
The Company issued 93,470 and 8,603,321 shares of its common stock upon the exercise of warrants during the years ended December 31, 2019 and 2018, respectively.
Stock Plans
In September 2006, the Company adopted the Company’s 2006 Stock Incentive Plan (2006 Plan), under which, as amended, 268,561 shares of common stock were reserved for issuance to employees, non-employee directors and consultants of the Company. The 2006 Plan was closed in 2013 with the approval of the 2013 Plan and no further options will be granted under the 2006 Plan.
In October 2013, the Company’s board of directors approved the 2013 Plan. The 2013 Plan became effective immediately prior to the completion of the Company's initial public offering. An initial 480,900 shares of common stock were reserved for issuance under the 2013 Plan. Under the 2013 Plan, the Company may grant stock options, stock appreciation rights, restricted stock and restricted stock units to individuals who are then employees, officers, directors or consultants of the Company. The 2013 Plan also included an “evergreen” provision, which automatically increased the shares available for issuance January 1 of each year by 4% of common shares outstanding. Accordingly, the shares available for issuance under the 2013 Plan were increased by 404,776 shares and 124,382 shares on January 1, 2018 and 2017, respectively. In June 2018, the Company received approval from its stockholders to increase the number of shares of common stock reserved under the 2013 Plan by 5,500,000 shares, and to remove the evergreen provision. In June 2019, the Company received approval from its stockholders to increase the number of shares of its common stock reserved for issuance under the 2013 Plan by an additional 5,000,000 shares.
The Company issued 1,418,953 and 136,042 shares of its common stock, respectively, upon the exercise of stock options during the years ended December 31, 2019 and 2018.
As of December 31, 2019, there were 3,142,690 shares were available for future issuance under the 2013 Plan, and options to purchase 7,174,927 shares have been granted and are outstanding under the 2006 Plan and 2013 Plan.
Common Stock Options
The maximum term of stock options granted under the 2006 Plan and 2013 Plan is ten years. The options generally vest 25% on the first anniversary of the original vesting date, with the balance vesting monthly over the remaining three years.

The following table summarizes stock option activities for the 2006 Plan and 2013 Plan:

	Total Options	Weighted- Average Exercise Price Per Share	Weighted- Average Remaining Contractual Life (in years)	Aggregate Intrinsic Value (in thousands)
Outstanding at December 31, 2017	1,331,269	$47.11	8.08	$—
Granted	4,730,956	$20.34
Exercised	(136,042)	$7.55		$3,953
Canceled/forfeited/expired	(162,991)	$45.46		$1,466
Outstanding at December 31, 2018	5,763,192	$23.61	8.94	$116,988
Granted	3,026,511	$54.62
Exercised	(1,418,953)	$12.46		$71,808
Canceled/forfeited/expired	(195,823)	$42.93		$4,190
Outstanding at December 31, 2019	7,174,927	$38.40	8.45	$181,408
Vested and expected to vest at December 31, 2019	7,074,615	$38.30	8.44	$179,865
Exercisable at December 31, 2019	3,162,475	$29.58	7.75	$119,653

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
The ESPP initially authorized the issuance of 55,600 shares of common stock pursuant to purchase rights granted to employees. The number of shares of common stock reserved for issuance increased on January 1 of each calendar year, from January 1, 2014 through January 1, 2018, by the lesser of (a) one percent of the number of shares issued and outstanding on the immediately preceding December 31, or (b) such lesser number of shares as determined by the Administrator. On January 1, 2018 and 2017, the number of shares of common stock reserved for issuance under the ESPP was automatically increased by 31,096 and 101,194 shares, respectively. In June 2018, the Company received approval from its stockholders to increase the number of shares reserved for issuance under the ESPP by 2,000,000 shares and to remove the evergreen provision.
During the years ended December 31, 2019 and 2018, 329,072 shares and 80,581 shares of our common stock, respectively, were purchased under the ESPP for proceeds of $6.2 million and $1.4 million, respectively.
The ESPP was previously suspended in May 2017 due to a lack of available shares. The suspension was accounted for as a cancellation of an award with no consideration. The previously unrecognized compensation cost of $2.4 million was expensed in 2017 as of the suspension date.
Stock-Based Compensation
In June 2019, the Company granted options to purchase 1,644,715 shares of common stock under the 2013 Plan, which were originally awarded between February 2019 and June 2019, subject to and conditioned upon the approval by its stockholders of an increase in the number of shares of common stock reserved for issuance under the 2013 Plan. In total, the Company granted options to purchase 3,026,511 shares of common stock under the 2013 Plan during the year ended December 31, 2019. These options have an exercise price equal to the closing price of the Company's common stock on the applicable award date, and generally vest as to 25% of the underlying shares on the first anniversary of the award, with the balance of the options vesting monthly over the following three years.

In June 2018, the Company granted options to purchase 811,800 shares of common stock under the 2013 Plan, which were originally awarded in December 2017, subject to and conditioned upon the approval by its stockholders of an increase in the number of shares of common stock authorized under the 2013 Plan. These options have an exercise price equal to the closing price of the Company's common stock on the applicable award date, and generally vest as to 50% of the underlying shares on the first anniversary of the award, with the balance of the options vesting monthly over the following year.
The Company also granted options to purchase 3,919,956 shares of common stock under the 2013 Plan during the year ended December 31, 2018. These options have an exercise price equal to the closing price of the Company's common stock on the applicable award date, and generally vest as to 25% of the underlying shares on the first anniversary of the award, with the balance of the options vesting monthly over the following three years, except with respect to options to purchase 3,389,300 shares of common stock granted in June 2018, which vest as to 50% of the underlying shares on the first anniversary of the award, with the balance of the options vesting monthly over the following year.
The following table summarizes the allocation of stock-based compensation expense included in the consolidated statements of operations for all stock-based compensation arrangements (in thousands):

	Year Ended December 31,
	2019	2018	2017
Cost of sales	$6,415	$2,581	$1,360
Selling, general & administrative	42,857	16,824	10,020
Research and development	8,799	4,331	1,248
Total	$58,071	$23,736	$12,628

The total stock-based compensation capitalized as part of the cost of the Company’s inventories was $1.3 million and $0.8 million at December 31, 2019 and 2018, respectively.
At December 31, 2019, the total unamortized stock-based compensation expense of approximately $104.0 million will be recognized over the remaining weighted average vesting term of approximately three years.
The assumptions used in the Black-Scholes option-pricing model are as follows:

	Stock Options
	Year Ended December 31,
	2019	2018	2017
Weighted average grant date fair value (per share)	$39.06	$12.94	$2.65
Risk-free interest rate	2.1%	2.8%	2.1%
Expected dividend yield	0.0%	0.0%	0.0%
Expected volatility	71.8%	71.4%	60.8%
Expected term (in years)	6.0	5.7	5.8

	ESPP
	Year Ended December 31,
	2019	2018	2017(1)
Weighted average grant date fair value (per share)	$30.32	$13.48	N/A
Risk-free interest rate	1.9%	2.5%	N/A
Expected dividend yield	0.0%	0.0%	N/A
Expected volatility	69.9%	81.2%	N/A
Expected term (in years)	1.3	1.3	N/A

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
Expected Volatility. The expected volatility is estimated based on a weighted-average volatility of the Company’s actual historical volatility since its initial public offering in November 2013, and the historical stock volatilities of a peer group of similar companies whose share prices are publicly available. The Company continued to use the historical volatility of peer entities during 2019 due to the lack of sufficient historical data of its stock price. The peer group consisted of other publicly traded companies in the same industry and in a similar stage of development.
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
7. Income Taxes
The components of income tax expense (benefit) were as follows (in thousands):

	Year Ended December 31,
	2019	2018	2017
Current:
Federal	$—	$—	$—
State	86	51	8
Foreign	88	—	—
Total current tax expense	174	51	8
Deferred:
Federal	(21)	—	—
State	(4)	—	—
Foreign	—	—	—
Total deferred income tax benefit	(25)	—	—
Income tax expense	$149	$51	$8
The expense (benefit) for income taxes reconciles to the amount computed by applying the federal statutory rate to loss before taxes as follows (in thousands):

	Year Ended December 31,(1)
	2019	2018	2017
Income tax benefit at federal statutory rate	$(5,167)	$(25,738)	$(24,829)
State income tax, net of federal benefit	(1,174)	(1,649)	(2,034)
Warrants revaluation	2,326	13,964	(347)
Research and development credits	(2,091)	(1,425)	(480)
Section 382 limitation	25,043	—	—
Stock-based compensation	(8,974)	1,362	3,214
Officers' compensation	3,133	—	—
Tax Cuts and Jobs Act of 2017	—	—	51,577
Other	972	681	138
Change in valuation allowance	(13,919)	12,856	(27,231)
Income tax expense	$149	$51	$8

(1)	For the years ended December 31, 2019 and 2018, as a result of the 2017 Tax Act, the federal statutory rate was 21%. For the year ended and 2017, the federal statutory rate was 34%.
Significant components of the Company’s net deferred income tax assets at December 31, 2019 and 2018 are shown below (in thousands). The Company assesses all available positive and negative evidence to estimate whether sufficient future taxable income will be generated to permit use of the existing deferred tax assets. A significant piece of objective negative evidence evaluated was the cumulative book loss incurred over the three-year period ended December 31, 2019. Such objective evidence limits the ability to consider other subjective evidence, such as projections for future growth. On the basis of this analysis, a valuation allowance of $109.6 million and $123.5 million at December 31, 2019 and 2018, respectively, has been recorded to offset the net deferred tax asset as realization of such asset is uncertain. The amount of the deferred tax asset considered realizable, however, could be adjusted if estimates of future taxable income during the carryforward period are increased, or if objective negative evidence in the form of cumulative losses is no longer present and additional weight is given to subjective evidence such as the Company’s projections for future growth.

	December 31,
	2019	2018
Deferred tax assets:
Net operating loss (NOL) carryforwards	$66,642	$85,761
Research and development tax credits carryforwards	5,931	4,942
Capitalized research and development expenses	8,745	10,759
Accrued compensation	19,794	13,816
Lease liabilities	5,733	196
Other	9,350	8,042
Total deferred tax assets	116,195	123,516
Deferred tax liabilities:
Lease assets	(4,570)	—
Other	(2,026)	—
Total deferred tax liabilities	(6,596)	—
Less valuation allowance	(109,599)	(123,516)
Net deferred tax assets	$—	$—

As of December 31, 2019, the Company had accumulated federal and state NOL carryforwards of approximately $248.7 million, and $250.8 million, respectively, Of the total federal net operating loss carryforwards, approximately $40.2 million were generated after January 1, 2018, and therefore do not expire. NOL generated after January 1, 2018, is subject to 80% limitation in accordance with the Tax Cuts and Jobs Act of 2017. The remaining federal net operating loss carryforwards of $208.5 million will begin to expire in 2026, and state tax loss carryforwards begin to expire in 2020, unless previously utilized. The remaining California NOL carryforwards of $154.4 million will begin expiring in 2028. The Company has no foreign tax loss carryforwards as of December 31, 2019.
The Company also has federal and California research credit carryforwards of approximately $2.8 million and $7.9 million, respectively, as of December 31, 2019. The federal research credit carryforwards will begin expiring in 2028, unless previously utilized. The California research credit will carry forward indefinitely.
In March 2016, the FASB issued Accounting Standards Update No. 2016-09, Compensation - Stock Compensation (Topic 718): Improvements to Employee Shared-Based Payment Accounting (ASU 2016-09), which simplified how several aspects of share-based payments are accounted for and presented in the consolidated financial statements. ASU 2016-09 was effective for public companies, and was adopted by the Company, in 2017. Upon adoption of ASU 2016-09, the balance of unrecognized excess tax benefits of approximately $1.8 million, for which a benefit could not be previously recognized, was reversed with the impact recorded to retained earnings which was fully offset by a change to the valuation allowance.

Utilization of the Company's net operating loss and research credit carryforwards may be subject to a substantial annual limitation due to ownership change limitations provided by Section 382 of the Internal Revenue Code of 1986, as amended, and similar state provisions. The annual limitations may result in the expiration of net operating loss carryforwards before utilization. The Company has completed an analysis through December 31, 2018 to determine whether its net operating losses and credits are likely to be limited by Section 382. Based on this study, the Company determined that an ownership change, as defined under Section 382, occurred in 2018 and the resulting limitation significantly reduced the Company’s ability to utilize its net operating loss and credit carryovers before they expire. As a result, in 2019 the Company reduced its deferred tax assets for the net operating loss and research credit carryforwards that are projected to expire unused with a corresponding offset to the valuation allowance recorded against such assets. Additionally, future ownership changes under Section 382 may also limit the Company's ability to fully utilize any remaining tax benefits.
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
The following table summarizes the activity related to the Company’s gross unrecognized tax benefits at the beginning and end of the years ended December 31, 2019, 2018 and 2017 (in thousands):

	Year Ended December 31,
	2019	2018	2017
Gross unrecognized tax benefits at the beginning of the year	$8,824	$8,121	$8,167
Increases related to current year positions	1,076	644	411
Increases (decreases) related to prior year positions	(3,320)	59	(457)
Gross unrecognized tax benefits at the end of the year	$6,580	$8,824	$8,121

As of December 31, 2019, the Company had $5.5 million of unrecognized tax benefits that, if recognized and realized would impact the effective tax rate, subject to the valuation allowance.
The Company’s practice is to recognize interest and penalties related to income tax matters in income tax expense. The Company had no accrual for interest and penalties on the Company’s consolidated balance sheets and has not recognized interest and penalties in the consolidated statements of operations for the years ended December 31, 2019 and 2018. The Company does not expect any significant increases or decreases, other than the potential reduction as a result of the Section 382 limitation, to its unrecognized tax benefits within the next 12 months.
The Company is subject to taxation in the United States and various other state jurisdictions and, starting with 2018, Canada. For the years ended December 31, 2019, the domestic and foreign components of loss before income taxes were $24.9 million and income before tax of $0.3 million, respectively. Prior to 2019, the losses were all domestic. The Company’s tax years from 2006 (inception) are subject to examination by the United States and state authorities due to the carry forward of unutilized NOLs and research and development credits.
In 2017, the Tax Cuts and Jobs Act (2017 Tax Act) was enacted. The 2017 Tax Act included a number of changes to existing U.S. tax laws that impacted the Company, most notably a reduction of the U.S. corporate income tax rate from 35% to 21% for tax years beginning after December 31, 2017. The 2017 Tax Act also provided for the acceleration of depreciation for certain assets placed in service after September 27, 2017 as well as prospective changes beginning in 2018, including additional limitations on executive compensation, limitations on the deductibility of interest and capitalization of research and development expenditures.
Reduction of the U.S. Corporate Income Tax Rate: The Company measures deferred tax assets and liabilities using enacted tax rates that will apply in the years in which the temporary differences are expected to be recovered or paid. Accordingly, the Company's deferred tax assets and liabilities were remeasured in 2017 upon enactment of the 2017 Tax Act to reflect the reduction in the U.S. corporate income tax rate from the highest graduated tax 35% to a 21% flat tax. As a result of the tax rate change, in 2017 we recorded a decrease to our deferred tax assets of $51.6 million and the valuation allowance was decreased by the same amount, resulting in no net tax expense.

The 2017 Tax Act no longer allows deductions for compensation in excess of $1.0 million for certain employees, even if paid as commissions or performance-based compensation. It also subjects the principal executive officer, principal financial officer and three other highest paid officers to the limitation and once the individual becomes a covered person, the individual will remain a covered person for all future years.
8. Term Loan Agreement
In August 2018, the Company fully repaid the term loan made by Capital Royalty Partners II, L.P. and its affiliated funds (CRG) pursuant to the Amended and Restated Term Loan Agreement (Term Loan Agreement). The balance of the outstanding debt during 2018 up until the time of repayment was $82.7 million, and was included in notes payable long-term in the consolidated balance sheet, offset by the debt discount associated with financing fees and certain debt issuance costs. Such discounts were amortized to interest expense over the term of the loan using the effective interest method. At the time of repayment, the remaining unamortized debt discount of $5.3 million was accelerated and recognized as a loss on extinguishment of debt in the consolidated statement of operations for the year ended December 31, 2018. The total repayment amount of $88.8 million included approximately $1.1 million in accrued interest, and approximately $5.0 million in associated financing fees that became due. As a result of the repayment, the Company did not have any borrowings outstanding under the Term Loan Agreement as of December 31, 2019 or December 31, 2018.
Under the Term Loan Agreement, interest was payable at the Company’s option, (i) in cash at a rate of 11.5% per annum, or (ii) at a rate of 9.5% of the 11.5% per annum in cash and 2.0% of the 11.5% per annum (PIK Loan) to be added to the principal of the loan and subject to accruing interest.
The Company entered into a series of amendments to the Term Loan Agreement between 2016 and 2018, which included the addition of a financing fee payable at the maturity of the Company’s loans, the issuance of 193,788 ten-year warrants to CRG to purchase shares of the Company’s common stock at an exercise price of $23.50 per share, and certain other minimum financing covenants. The financing fee was applicable to the entire aggregate principal amount of borrowings outstanding, including total PIK Loans issued. As of December 31, 2019, the warrants to purchase 193,788 shares of the Company's common stock at an exercise price of $23.50 per share remained outstanding.
9. Employee Benefits
Employee 401(k) Plan
The Company has a defined contribution 401(k) plan for employees in the United States who are at least 18 years of age. Employees are eligible to participate in the plan beginning on the first day of the calendar month following their date of hire. Unless they affirmatively elect otherwise, employees are automatically enrolled in the plan following 30 days from date of rehire or entry date. Under the terms of the plan, employees may make voluntary contributions as a percent of compensation. The Company does not provide a matching contribution program.

10. Commitments and Contingencies
Legal and Regulatory Matters
From time to time, the Company may be subject to legal proceedings or regulatory matters arising in the ordinary course of business, including actions with respect to intellectual property, employment, regulatory, product liability and contractual matters. In connection with these proceedings or matters, the Company regularly assesses the probability and amount (or range) of possible issues based on the developments in these proceedings or matters. A liability is recorded in the consolidated financial statements if it is determined that it is probable that a loss has been incurred, and that the amount (or range) of the loss can be reasonably estimated. Because of the uncertainties related to any pending proceedings or matters, the Company is currently unable to predict their ultimate outcome and, with respect to any legal proceeding or regulatory matter where no liability has been accrued, to make a reasonable estimate of the possible loss (or range of loss) that could result from an adverse outcome. At December 31, 2019 and 2018, there were no legal proceedings, regulatory matters, or other disputes or claims for which a material loss was considered probable or for which the amount (or range) of loss was reasonably estimable. However, regardless of the outcome, legal proceedings, regulatory matters, and other disputes and claims can have an adverse impact on the Company because of legal costs, diversion of management time and resources, and other factors.

Operating Leases
The Company leases general office space, laboratory, manufacturing and warehouse facilities, and equipment under noncancelable operating leases. These noncancelable operating leases have initial lease terms from one year to seven years, and the majority of the Company's leases include an option to extend the term of the lease, generally for a period of three to five years. The Company has the right to terminate the lease on the remaining Roselle Street buildings, which expires in May 2022, effective May 31, 2021 upon (i) delivery of written notice to the landlord no later than June 1, 2020, and (ii) an early termination payment to the landlord of approximately $0.4 million.
In connection with one of the operating leases, the Company has a $0.5 million unsecured standby letter of credit arrangement with a bank under which the landlord of the building is the beneficiary. The expiration of the standby letter of credit is July 15, 2022.
Future minimum payments due under noncancelable operating leases as of December 31, 2019 were as follows (in thousands):

Year Ending December 31,
2020	$7,010
2021	8,201
2022	7,008
2023	3,388
2024	1,881
Thereafter	3,975
Total	$31,463

Future minimum payments due under operating leases of $23.1 million were included in operating lease liabilities current and long-term in the consolidated balance sheet at December 31, 2019 (see Note 5, "Leases"). The additional $8.3 million included in the above table consists of $8.2 million due under the lease of additional general office space located on Shoreline Drive, Boise, Idaho, which we entered into in November of 2019, and $0.1 million related to short-term leases. Minimum annual lease payments under the Shoreline Lease will be approximately $0.5 million in 2020, $1.1 million in 2021 and 2022, $1.2 million in 2023 and 2024, and $3.1 million thereafter. The Company currently estimates that it will recognize the Shoreline Lease operating lease liabilities on the consolidated balance sheet upon the lease commencement in the first quarter of 2020.
Purchase Obligations
The Company has agreements with suppliers and other parties to purchase inventory, other goods and services and long-lived assets. Product inventory obligations primarily consist of purchase commitments for raw materials used in the production of insulin pumps and cartridges, and finished goods infusion sets. Cancellation of outstanding purchase commitments is generally allowed but requires payment of certain costs incurred through the date of cancellation. At December 31, 2019, obligations under our purchase agreements totaled $128.2 million, of which $112.2 million is due within one-year.

11. Selected Quarterly Financial Data (Unaudited)
The following financial information reflects all normal recurring adjustments that are, in the opinion of management, necessary for a fair statement of the results of the interim periods. Quarterly financial information for fiscal 2019 and 2018 is presented in the following table, in thousands, except per share data:

	For the Quarter Ended
	March 31	June 30	September 30	December 31
2019
Sales	$65,995	$93,255	$94,657	$108,398
Gross profit	$33,353	$49,904	$50,683	$60,272
Operating expenses	$44,350	$51,769	$56,687	$58,128
Operating income (loss)	$(10,997)	$(1,865)	$(6,004)	$2,144
Net income (loss)	$(22,992)	$(1,512)	$(2,901)	$2,652
Basic net income (loss) per share (1)(2)	$(0.40)	$(0.03)	$(0.05)	$0.04
Diluted net income (loss) per share (1)(2)	$(0.40)	$(0.03)	$(0.09)	$0.04

2018
Sales	$27,277	$34,126	$46,264	$76,199
Gross profit	$11,404	$15,087	$21,796	$41,535
Operating expenses	$26,889	$29,084	$37,505	$40,975
Operating income (loss)	$(15,485)	$(13,997)	$(15,709)	$560
Net income (loss)	$(32,693)	$(59,359)	$(34,245)	$3,686
Basic net income (loss) per share (1)(2)	$(1.82)	$(1.17)	$(0.62)	$0.06
Diluted net income (loss) per share (1)(2)	$(1.82)	$(1.17)	$(0.62)	$0.02

(1)
Net income (loss) per share is computed independently for each quarter and the full year based upon the respective average shares outstanding in each period. Therefore, the sum of the quarterly per-share calculations may not equal the reported annual per share amounts.

(2)
With the exception of the third and fourth quarter of 2019, and the fourth quarter of 2018, there is no difference in the weighted average shares used to compute basic and diluted net income (loss) per share. (see Note 2, ''Summary of Significant Accounting Policies'' for further details).

12. Subsequent Event
In January of 2020, the Company entered into a sub-lease agreement for approximately 30,703 square feet of general office space located on High Bluff Drive, in San Diego, California (High Bluff Lease). Subject to limited exceptions, the initial lease term is expected to commence in March 2020 and expires in March 2022. The Company currently estimates that it will recognize right-of-use leased assets and corresponding operating lease liabilities of approximately $2.4 million on the consolidated balance sheet upon the lease commencement in the first quarter of 2020. Future minimum payments due under the High Bluff Lease of approximately $2.5 million are not included in the disclosure of future minimum payments due under noncancelable operating leases as of December 31, 2019.

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

As of December 31, 2019, we carried out an evaluation, under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based on this evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective at a reasonable assurance level as of December 31, 2019.
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
As of December 31, 2019, our management assessed the effectiveness of our internal control over financial reporting using the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control-Integrated Framework, or 2013 Framework. Based on this assessment, our management concluded that, as of December 31, 2019, our internal control over financial reporting was effective based on those criteria.
Ernst & Young LLP, an independent registered public accounting firm, has issued an attestation report on the effectiveness of our internal control over financial reporting as of December 31, 2019 as stated in its report, which is included herein.
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
As discussed above, Mr. Sheridan, our principal executive officer, and Ms. Vosseller, our principal financial and accounting officer, are involved in a personal relationship and share a primary residence. While our board of directors is informed of the relationship and appropriate actions have been taken to ensure compliance with Company policies and procedures, the existence of this relationship may create additional risk, or the perception of additional risk, that our controls and procedures may not be effective.

Report of Independent Registered Public Accounting Firm

To the Stockholders and the Board of Directors of Tandem Diabetes Care, Inc.

Opinion on Internal Control over Financial Reporting

We have audited Tandem Diabetes Care, Inc.’s internal control over financial reporting as of December 31, 2019, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework), (the COSO criteria). In our opinion, Tandem Diabetes Care, Inc. (the Company) maintained, in all material respects, effective internal control over financial reporting as of December 31, 2019, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of December 31, 2019 and 2018, the related consolidated statements of operations and comprehensive loss, stockholders‘ equity (deficit), and cash flows, for each of the three years in the period ended December 31, 2019, and the related notes and our report dated February 24, 2020 expressed an unqualified opinion thereon.

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
February 24, 2020

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
The information required by this item that is not referenced or set forth above, will be set forth in our definitive Proxy Statement for our 2020 Annual Meeting of Stockholders, or our Proxy Statement, or in an amendment to this Annual Report, to be filed with the SEC not later than 120 days after the end of the fiscal year ended December 31, 2019, and is incorporated herein by reference.

Item 11.	Executive Compensation.
The information required by this item will be set forth in our Proxy Statement, or in an amendment to this Annual Report, and is incorporated herein by reference.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.
The information required by this item will be set forth in our Proxy Statement, or in an amendment to this Annual Report, and is incorporated herein by reference.

Item 13.	Certain Relationships and Related Transactions, and Director Independence.
The information required by this item will be set forth in our Proxy Statement, or in an amendment to this Annual Report, and is incorporated herein by reference.

Item 14.	Principal Accounting Fees and Services.
The information required by this item will be set forth in our Proxy Statement, or in an amendment to this Annual Report, and is incorporated herein by reference.

PART IV

Item 15.	Exhibits and Financial Statement Schedules
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

3. Exhibits.

		Incorporated by Reference
Exhibit Number	Exhibit Description	Form	File No.	Date of First Filing	Exhibit Number	Provided Herewith
3.1	Amended and Restated Certificate of Incorporation (as amended through August 17, 2018 and currently in effect)	10-Q	001-36189	1-Nov-18	3.1
3.2	Amended and Restated Bylaws as currently in effect.	S-1/A	333-191601	1-Nov-13	3.5
4.1	Description of Capital Stock					X
4.2	Form of Common Stock Certificate.	S-1/A	333-191601	1-Nov-13	4.1
4.3	Third Amended and Restated Investors’ Rights Agreement, dated August 30, 2012.	S-1	333-191601	7-Oct-13	4.2
4.4	Form of Warrant to Purchase Stock.	S-1	333-216531	8-Mar-17	4.3
4.5	Form of Preferred Stock Warrant.	S-1	333-191601	7-Oct-13	4.4
4.6	Form of Series A Warrant to Purchase Common Stock.	8-K	001-36189	13-Oct-17	4.1
4.7	Form of Series B Warrant to Purchase Common Stock.	8-K	001-36189	13-Oct-17	4.2
10.1	Amended and Restated Term Loan Agreement, dated April 4, 2014, by and among Tandem Diabetes Care, Inc., Capital Royalty Partners II L.P., Capital Royalty Partners II—Parallel Fund “A” L.P., Capital Royalty Partners II (Cayman) L.P. and Capital Royalty Partners II—Parallel Fund “B” (Cayman) L.P.	10-Q	001-36189	6-May-14	10.1

10.2	Term Loan Agreement, dated April 4, 2014, by and among Tandem Diabetes Care, Inc., Capital Royalty Partners II, L.P., Capital Royalty Partners II—Parallel Fund “A” L.P., Parallel Investment Opportunities Partners II L.P. and Capital Royalty Partners II (Cayman) L.P.	10-Q	001-36189	6-May-14	10.2
10.3	Consent and Amendment Agreement, dated June 20, 2014, by and among Tandem Diabetes Care, Inc., Capital Royalty Partners II L.P., Capital Royalty Partners II—Parallel Fund “A” L.P., Capital Royalty Partners II (Cayman) L.P., Capital Royalty Partners II—Parallel Fund “B” (Cayman) L.P. and Parallel Investment Opportunities Partners II L.P.	10-Q	001-36189	31-Jul-14	10.3
10.4	Omnibus Amendment Agreement No. 2, dated February 23, 2015, by and among Tandem Diabetes Care, Inc., Capital Royalty Partners II L.P., Capital Royalty Partners II—Parallel Fund “A” L.P., Capital Royalty Partners II (Cayman) L.P., Capital Royalty Partners II—Parallel Fund “B” (Cayman) L.P. and Parallel Investment Opportunities Partners II L.P.	10-Q	001-36189	30-Apr-15	10.1
10.5	Amendment No. 3 to Term Loan Agreement, dated January 8, 2016, by and among Tandem Diabetes Care, Inc., Capital Royalty Partners II L.P., Capital Royalty Partners II—Parallel Fund “A” L.P., Capital Royalty Partners II (Cayman) L.P., and Capital Royalty Partners II—Parallel Fund “B” (Cayman) L.P.	10-K	001-36189	24-Feb-16	10.5
10.6	Waiver and Amendment No. 4 to Term Loan Agreement, dated March 7, 2017, by and among Tandem Diabetes Care, Inc., Capital Royalty Partners II L.P., Capital Royalty Partners II—Parallel Fund “A” L.P., Capital Royalty Partners II (Cayman) L.P., and Capital Royalty Partners II—Parallel Fund “B” (Cayman) L.P.	S-1	333-216531	8-Mar-17	10.6
10.7	Waiver and Amendment No. 5 to Term Loan Agreement, dated February 5, 2018, by and among Tandem Diabetes Care, Inc., Capital Royalty Partners II L.P., Capital Royalty Partners II—Parallel Fund “A” L.P., Capital Royalty Partners II (Cayman) L.P., and Capital Royalty Partners II—Parallel Fund “B” (Cayman) L.P.	8-K	001-36189	7-Feb-18	10.1
10.8	Tandem Diabetes Care, Inc. 2006 Stock Incentive Plan.	S-1	333-191601	7-Oct-13	10.3
10.9	Form of Stock Option Agreement under 2006 Stock Incentive Plan.	S-1	333-191601	7-Oct-13	10.4
10.10	Form of Restricted Stock Purchase Agreement under 2006 Stock Incentive Plan.	S-1	333-191601	7-Oct-13	10.5

10.11	Tandem Diabetes Care, Inc. Amended and Restated 2013 Stock Incentive Plan.	DEF 14A	001-36189	26-Apr-18	Appendix B
10.12	Form of Stock Option Agreement under 2013 Stock Incentive Plan.	S-1/A	333-191601	1-Nov-13	10.7
10.13	Form of Stock Option Agreement under 2013 Stock Incentive Plan (Non-Employee Directors).	S-1/A	333-191601	1-Nov-13	10.8
10.14	Tandem Diabetes Care, Inc. Amended and Restated 2013 Employee Stock Purchase Plan.	DEF 14A	001-36189	26-Apr-18	Appendix C
10.15	Tandem Diabetes Care, Inc. 2018 Cash Bonus Plan.	10-Q	001-36189	30-Jul-18	10.4
10.16	Employee Offer Letter, dated July 8, 2013, by and between Tandem Diabetes Care, Inc. and David B. Berger.	S-1	333-191601	7-Oct-13	10.12
10.17	Employee Offer Letter, dated February 1, 2013, by and between Tandem Diabetes Care, Inc. and John F. Sheridan.	S-1	333-191601	7-Oct-13	10.13
10.18	Employee Offer Letter, dated January 12, 2016, by and between Tandem Diabetes Care, Inc. and Brian B. Hansen.	8-K	001-36189	2-Feb-16	10.1
10.19	Employment Severance Agreement, dated February 1, 2016, by and between Tandem Diabetes Care, Inc. and Brian B. Hansen.	8-K	001-36189	2-Feb-16	10.2
10.20	Amended and Restated Employment Severance Agreement, dated November 4, 2013, by and between Tandem Diabetes Care, Inc. and Kim D. Blickenstaff.	S-1/A	333-191601	8-Nov-13	10.14
10.21	2018 Compensation Agreement, effective as of January 5, 2018, by and between Tandem Diabetes Care, Inc. and Kim D. Blickenstaff.	10-Q	001-36189	30-Jul-18	10.3
10.22	Amended and Restated Employment Severance Agreement, dated November 4, 2013, by and between Tandem Diabetes Care, Inc. and John F. Sheridan.	S-1/A	333-191601	8-Nov-13	10.17
10.23	Amended and Restated Employment Severance Agreement, dated November 4, 2013, by and between Tandem Diabetes Care, Inc. and David B. Berger.	S-1/A	333-191601	8-Nov-13	10.18
10.24	Amended and Restated Employment Severance Agreement, dated November 4, 2013, by and between Tandem Diabetes Care, Inc. and Susan M. Morrison.	S-1/A	333-191601	8-Nov-13	10.19
10.25	Amended and Restated Employment Severance Agreement dated August 2, 2017, by and between the Company and Leigh A. Vosseller.	S-1	333-222553	16-Jan-18	10.25
10.26	Form of Indemnification Agreement.	S-1	333-191601	7-Oct-13	10.11

10.27	Confidential Intellectual Property Agreement, dated July 10, 2012, by and between Tandem Diabetes Care, Inc. and Smiths Medical ASD, Inc.	S-1/A	333-191601	8-Nov-13	10.20
10.28	Amended and Restated Development and Commercialization Agreement, dated January 4, 2013, by and between Tandem Diabetes Care, Inc. and DexCom, Inc.	10-Q	001-36189	29-Oct-15	10.1
10.29	Amendment No. 1 to Amended and Restated Development and Commercialization Agreement, dated September 24, 2015, by and between Tandem Diabetes Care, Inc. and DexCom, Inc.	10-Q	001-36189	29-Oct-15	10.2
10.30	Development Agreement, dated June 4, 2015 by and between Tandem Diabetes Care, Inc. and Dexcom, Inc.	10-Q/A	001-36189	9-Nov-18	10.5
10.31	Lease Agreement, dated March 7, 2012, as amended through November 5, 2013, by and between Tandem Diabetes Care, Inc. and ARE-11025/11075 Roselle Street, LLC.	S-1/A	333-191601	8-Nov-13	10.1
10.32	Fourth Amendment to Lease, dated December 27, 2017, by and between Tandem Diabetes Care, Inc. and ARE-11025/11075 Roselle Street, LLC	8-K	001-36189	3-Jan-18	10.2
10.33	Lease Agreement, dated November 5, 2013, by and between Tandem Diabetes Care, Inc. and ARE-11025/11075 Roselle Street, LLC.	S-1/A	333-191601	8-Nov-13	10.21
10.34	First Amendment to Lease, dated December 27, 2017, by and between Tandem Diabetes Care, Inc. and ARE-11025/11075 Roselle Street, LLC	8-K	001-36189	3-Jan-18	10.1
10.35	Lease Agreement, dated June 30, 2016, by and between Tandem Diabetes Care, Inc. and ARE-SD REGION NO. 36, LLC.	10-Q	001-36189	28-Jul-16	10.3
10.36	Lease Agreement, dated November 14, 2019, by and between Tandem Diabetes Care, Inc. and Ameri Shore LLC.					X
23.1	Consent of Independent Registered Public Accounting Firm.					X
24.1	Power of Attorney (included on the signature page).					X
31.1	Certification of John F. Sheridan, Chief Executive Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					X
31.2	Certification of Leigh A. Vosseller, Chief Financial Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					X

32.1***	Certification of John F. Sheridan, Chief Executive Officer, pursuant to U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	X
32.2***	Certification of Leigh A. Vosseller, Chief Financial Officer, pursuant to U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	X
101.INS	XBRL Instance Document.	X
101.SCH	XBRL Taxonomy Extension Schema Document.	X
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.	X
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.	X
101.LAB	XBRL Taxonomy Extension Label Linkbase Document.	X
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.	X

*	Indicates management contract or compensatory plan.

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

Tandem Diabetes Care, Inc.

	By:	/s/ John F. Sheridan
John F. Sheridan
President, Chief Executive Officer and Director
(Principal Executive Officer)
Date: February 24, 2020

POWER OF ATTORNEY
KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below hereby constitutes and appoints John F. Sheridan and Leigh A. Vosseller, and each of them individually, his true and lawful attorneys-in-fact and agents, with full power of substitution and resubstitution, for him and in his name, place, and stead, in any and all capacities, to sign any and all amendments to this Annual Report, and to file the same, with all exhibits thereto, and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorneys-in-fact and agents, and each of them, full power and authority to do and perform each and every act and thing requisite and necessary to be done in connection therewith, as fully to all intents and purposes as he might or could do in person, hereby ratifying and confirming all that said attorneys-in-fact and agents, or any of them, or his substitute or substitutes, may lawfully do or cause to be done by virtue hereof.
Pursuant to the requirements of the Securities Exchange Act of 1934, this Annual Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ JOHN F. SHERIDAN	President, Chief Executive Officer and Director (Principal Executive Officer)	February 24, 2020
John F. Sheridan

/s/ LEIGH A. VOSSELLER	Executive Vice President, Chief Financial Officer and Treasurer (Principal Financial and Accounting Officer)	February 24, 2020
Leigh A. Vosseller

/s/ DICK P. ALLEN	Lead Independent Director	February 24, 2020
Dick P. Allen

/s/ KIM D. BLICKENSTAFF	Executive Chairman of the Board	February 24, 2020
Kim D. Blickenstaff

/s/ EDWARD L. CAHILL	Director	February 24, 2020
Edward L. Cahill

/s/ HOWARD E. GREENE, JR.	Director	February 24, 2020
Howard E. Greene, Jr.

/s/ REBECCA ROBERTSON	Director	February 24, 2020
Rebecca Robertson

/s/ DOUGLAS A. ROEDER	Director	February 24, 2020
Douglas A. Roeder

/s/ CHRISTOPHER J. TWOMEY	Director	February 24, 2020
Christopher J. Twomey

/s/ RICHARD VALENCIA	Director	February 24, 2020
Richard Valencia