Form 10-Q
period 2020-03-31
TANDEM DIABETES CARE INC
filed 2020-04-30
CIK 1438133

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
____________________________________________________________________________________________
FORM 10-Q
_____________________________________________________________________________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended March 31, 2020
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Transition Period from              to
Commission File Number 001-36189
_____________________________________________________________________________________________
Tandem Diabetes Care, Inc.
(Exact name of registrant as specified in its charter)
_____________________________________________________________________________________________

Delaware		20-4327508
(State or other jurisdiction of incorporation or organization)		(I.R.S. Employer Identification No.)
11075 Roselle Street		92121
San Diego,	California	(Zip Code)
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.   ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No   ☒
As of April 21, 2020, there were 60,102,978 shares of the registrant’s Common Stock outstanding.

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
TANDEM DIABETES CARE, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except par value)

	March 31,	December 31,
	2020	2019
	(Unaudited)	(Note 1)
Assets
Current assets:
Cash and cash equivalents	$74,485	$51,175
Short-term investments	85,723	125,283
Accounts receivable, net	53,962	46,585
Inventories	60,469	49,073
Prepaid and other current assets	6,234	4,025
Total current assets	280,873	276,141
Property and equipment, net	37,626	32,923
Operating lease right-of-use assets	23,014	15,561
Other long-term assets	1,814	1,485
Total assets	$343,327	$326,110
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$21,783	$17,745
Accrued expenses	5,896	8,014
Employee-related liabilities	22,059	28,320
Deferred revenue	4,377	3,869
Common stock warrants	25,290	23,509
Operating lease liabilities	8,320	6,320
Other current liabilities	11,922	11,619
Total current liabilities	99,647	99,396
Operating lease liabilities - long-term	19,547	14,063
Other long-term liabilities	16,957	17,672
Total liabilities	136,151	131,131
Commitments and contingencies (Note 9)
Stockholders’ equity:
Common stock, $0.001 par value; 200,000 shares authorized, 60,071 and 59,396 shares issued and outstanding at March 31, 2020 (unaudited) and December 31, 2019, respectively.	60	59
Additional paid-in capital	847,056	819,626
Accumulated other comprehensive income (loss)	(245)	122
Accumulated deficit	(639,695)	(624,828)
Total stockholders’ equity	207,176	194,979
Total liabilities and stockholders’ equity	$343,327	$326,110
See accompanying notes to unaudited condensed consolidated financial statements.

TANDEM DIABETES CARE, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
(Unaudited)
(In thousands, except per share data)

	Three Months Ended March 31,
	2020	2019
Sales	$97,926	$65,995
Cost of sales	47,665	32,642
Gross profit	50,261	33,353
Operating expenses:
Selling, general and administrative	49,717	34,961
Research and development	14,117	9,389
Total operating expenses	63,834	44,350
Operating loss	(13,573)	(10,997)
Other income (expense), net:
Interest and other income	726	757
Interest and other expense	—	(6)
Change in fair value of common stock warrants	(1,922)	(12,746)
Total other expense, net	(1,196)	(11,995)
Loss before income taxes	(14,769)	(22,992)
Income tax expense	98	—
Net loss	$(14,867)	$(22,992)
Other comprehensive loss:
Unrealized gain on short-term investments	$42	$50
Foreign currency translation gain (loss)	(409)	4
Comprehensive loss	$(15,234)	$(22,938)

Net loss per share, basic and diluted	$(0.25)	$(0.40)
Weighted average shares used to compute basic and diluted net loss per share	59,740	57,771
See accompanying notes to unaudited condensed consolidated financial statements.

TANDEM DIABETES CARE, INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(Unaudited)
(In thousands)

Three Months Ended March 31, 2020

	Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Total Stockholders’ Equity
	Shares	Amount
Balance at December 31, 2019	59,396	$59	$819,626	$122	$(624,828)	$194,979
Exercise of stock options	673	1	11,474	—	—	11,475
Exercise of common stock warrants	2	—	7	—	—	7
Fair value of common stock warrants at time of exercise	—	—	141	—	—	141
Stock-based compensation	—	—	15,808	—	—	15,808
Unrealized gain on short-term investments, net of deferred tax	—	—	—	42	—	42
Foreign currency translation adjustments	—	—	—	(409)	—	(409)
Net loss	—	—	—	—	(14,867)	(14,867)
Balance at March 31, 2020	60,071	$60	$847,056	$(245)	$(639,695)	$207,176

Three Months Ended March 31, 2019

	Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Total Stockholders’ Equity
	Shares	Amount
Balance at December 31, 2018	57,554	$57	$731,306	$(13)	$(600,075)	$131,275
Exercise of stock options	409	1	1,898	—	—	1,899
Exercise of common stock warrants	19	—	64	—	—	64
Fair value of common stock warrants at time of exercise	—	—	910	—	—	910
Stock-based compensation	—	—	9,752	—	—	9,752
Unrealized gain on short-term investments	—	—	—	50	—	50
Foreign currency translation adjustments	—	—	—	4	—	4
Net loss	—	—	—	—	(22,992)	(22,992)
Balance at March 31, 2019	57,982	$58	$743,930	$41	$(623,067)	$120,962
See accompanying notes to unaudited condensed consolidated financial statements.

TANDEM DIABETES CARE, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(In thousands)

	Three Months Ended March 31,
	2020	2019
Operating Activities
Net loss	$(14,867)	$(22,992)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization expense	1,830	1,438
Provision for expected credit losses	862	342
Provision (benefit) for inventory obsolescence	(363)	679
Change in fair value of common stock warrants	1,922	12,746
Amortization of discount on short-term investments	(66)	(94)
Stock-based compensation expense	15,865	9,834
Other	19	27
Changes in operating assets and liabilities:
Accounts receivable, net	(8,292)	1,821
Inventories, net	(11,095)	(3,690)
Prepaid and other current assets	(2,231)	(1,036)
Other long-term assets	(383)	(225)
Accounts payable	4,294	4,376
Accrued expenses	(2,124)	(553)
Employee-related liabilities	(6,253)	(6,982)
Deferred revenue	1,524	861
Other current liabilities	431	(2,120)
Other long-term liabilities	(1,704)	1,444
Net cash used in operating activities	(20,631)	(4,124)
Investing Activities
Purchases of short-term investments	(9,727)	(42,914)
Proceeds from maturities of short-term investments	30,859	43,700
Proceeds from sales of short-term investments	18,550	1,400
Purchases of property and equipment	(6,766)	(1,408)
Net cash provided by investing activities	32,916	778
Financing Activities
Proceeds from exercise of common stock warrants	7	64
Proceeds from issuance of common stock under Company stock plans	11,474	1,898
Net cash provided by financing activities	11,481	1,962
Effect of foreign exchange rate changes on cash	(456)	3
Net increase (decrease) in cash and cash equivalents	23,310	(1,381)
Cash and cash equivalents at beginning of period	51,175	41,826
Cash and cash equivalents at end of period	$74,485	$40,445
Supplemental disclosures of cash flow information
Income taxes paid	$91	$—
Supplemental schedule of non-cash investing and financing activities
Right-of-use assets obtained in exchange for operating lease obligations	$8,805	$3,053
Property and equipment included in accounts payable	$1,880	$130
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
The Company manufactures, sells and supports insulin pump products that are designed to address the evolving needs and preferences of differentiated segments of the insulin-dependent diabetes market. The Company’s manufacturing, sales and support activities principally focus on the t:slim X2 Insulin Delivery System (t:slim X2), the Company’s flagship pump platform which is capable of remote feature updates and is designed to display continuous glucose monitoring (CGM) sensor information directly on the pump home screen. The Company’s insulin pump products are compatible with the t:connect cloud-based data management application (t:connect) and the Tandem Device Updater, a Mac and PC-compatible tool for the remote update of the Company’s insulin pump software. The Company’s insulin pump products are generally considered durable medical equipment and have an expected lifespan of at least four years. In addition to insulin pumps, the Company sells disposable products that are used together with the pumps and are replaced every few days, including cartridges for storing and delivering insulin, and infusion sets that connect the insulin pump to a user’s body.
The Company has commercially launched seven insulin pumps in the United States since 2012 and two pumps outside the United States since 2018. Four of the insulin pumps have featured integration with CGM technology, of which two have also featured an automated insulin delivery (AID) algorithm. In June 2018, the t:slim X2 was the first insulin pump designated as compatible with integrated CGM (iCGM) devices; in February 2019, the t:slim X2 was the first insulin pump in a new device category called Alternate Controller Enabled Infusion Pumps (ACE pumps); and in December 2019, Control-IQ technology for the t:slim X2 insulin pump was the first automated insulin dosing software in a new interoperable automated glycemic controller category. The Company believes that the three new classifications by the United States Food and Drug Administration (FDA) for the interoperability of devices for AID will help support continued rapid innovation by streamlining the regulatory pathway for integrated products.
As of March 31, 2020, the Company had $160.2 million in cash and cash equivalents and short-term investments. The Company has incurred operating losses since its inception and had an accumulated deficit of $639.7 million as of March 31, 2020, which included a net loss of $14.9 million for the three months ended March 31, 2020. Management believes that the cash, cash equivalents and short-term investments on hand will be sufficient to satisfy the Company’s liquidity requirements for at least the next 12 months from the date of this filing.
The Company’s ability to execute on its business strategy, meet its future liquidity requirements, and achieve and maintain profitable operations, is dependent on a number of factors, including its ability to continue to gain market acceptance of its products and achieve a level of revenues adequate to support its cost structure, achieve renewal pump sales objectives, develop and launch new products, expand the commercialization of products into new international markets, maximize manufacturing efficiencies, satisfy increasing production requirements, leverage the investments made in its sales, clinical, marketing and customer support organizations, and operate its business and manufacture and sell products without infringing on third-party intellectual property rights.
The Company has funded its operations primarily through cash collected from product sales, private and public offerings of equity securities, and through debt financing which has since been fully repaid. The Company may in the future seek additional capital from public or private offerings of equity or debt securities, or it may elect to borrow capital under new credit arrangements or from other sources. If the Company issues equity or debt securities to raise additional funds, its existing stockholders may experience dilution, it may incur significant financing or debt service costs, and the new equity or debt securities may have rights, preferences and privileges senior to those of its existing stockholders. There can be no assurance that equity or debt financing will be available on acceptable terms, or at all.

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
Interim financial results are not necessarily indicative of results anticipated for the full year or any other period(s). These unaudited condensed consolidated financial statements should be read in conjunction with the Company’s audited consolidated financial statements and accompanying notes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2019 (Annual Report), from which the balance sheet information herein was derived.
The condensed consolidated financial statements include the accounts of Tandem Diabetes Care, Inc. and its wholly owned subsidiary in Canada. All significant intercompany balances and transactions have been eliminated in consolidation.
The functional currency of our foreign subsidiary is the local currency. The Company translates the financial statements of its foreign subsidiary into U.S. dollars using period-end exchange rates for assets and liabilities and average exchange rates for each period for revenue, costs and expenses. Translation related adjustments are included in comprehensive loss and in accumulated other comprehensive income (loss) in the equity section of the Company’s condensed consolidated balance sheets. Foreign exchange gains or losses resulting from balances denominated in a currency other than the functional currency are recognized in interest and other income or interest and other expense in the Company’s condensed consolidated statements of operations.
Reclassification
Prior year amounts related to the presentation of proceeds from maturities and sales of short-term investments on the Company’s condensed consolidated statement of cash flows, have been reclassified to conform to the current year presentation.
2. Summary of Significant Accounting Policies
There have been no material changes to the Company’s significant accounting policies during the three months ended March 31, 2020, as compared to those disclosed in the Annual Report.
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
Segment Reporting
Operating segments are identified as components of an enterprise about which discrete financial information is available for evaluation by the chief operating decision-maker (CODM) in making decisions regarding resource allocation and assessing performance. The Company is organized based on its current product portfolio, which consists primarily of insulin pumps, disposable cartridges and infusion sets for the storage and delivery of insulin. The Company views its operations and manages its business as one segment because key operating decisions and resource allocations are made by the CODM using consolidated financial data.

Accounts Receivable
The Company grants credit to various customers in the ordinary course of business and is paid directly by customers who use the products, distributors and third-party insurance payors. The Company maintains an allowance for its current estimate of expected credit losses. Provisions for expected credit losses are estimated based on historical experience, assessment of specific risk, review of outstanding invoices, forecasts about the future, and various assumptions and estimates that are believed to be reasonable under the circumstances. Uncollectible accounts are written off against the allowance after appropriate collection efforts have been exhausted and when it is deemed that a balance is uncollectible.
Fair Value of Financial Instruments
The carrying amounts of cash and cash equivalents, accounts receivable, accounts payable, accrued expenses, and employee-related liabilities are reasonable estimates of their fair values because of the short-term nature of these assets and liabilities. Short-term investments are carried at fair value. The Company believes the fair value of its operating lease liabilities at March 31, 2020 approximated their carrying value, based on the borrowing rates that were available for loans with similar terms as of that date. The estimated fair value of certain of the Company’s common stock warrants was determined using the Black-Scholes pricing model as of March 31, 2020 and December 31, 2019 (see Note 5, “Fair Value Measurements”).
Operating Lease Right-of-Use Assets and Liabilities
Lease right-of-use assets represent the Company’s right to use an underlying asset for the lease term and lease liabilities represent their obligation to make lease payments arising from the lease. Operating lease right-of-use assets and liabilities are recognized when the Company takes possession of the leased property (the Commencement Date) based on the present value of lease payments over the lease term. Rent expense on noncancelable leases containing known future scheduled rent increases is recorded on a straight-line basis over the term of the respective leases beginning on the Commencement Date. The difference between rent expense and rent paid is accounted for as a component of operating lease right-of-use assets on the Company’s consolidated balance sheet. Landlord improvement allowances and other such lease incentives are recorded as property and equipment and as reduction of the right-of-use leased assets, and are amortized on a straight-line basis as a reduction to operating lease costs. Leases with an initial term of 12 months or less are expensed as incurred and are not recorded as right-of-use assets on the consolidated balance sheets (see Note 6, “Leases”).
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
Revenue Recognition for Arrangements with Multiple Deliverables
The Company considers the individual deliverables in its product offering as separate performance obligations. The transaction price is determined based on the consideration expected to be received, based either on the stated value in contractual arrangements or the estimated cash to be collected in non-contracted arrangements. The Company allocates the consideration to the individual performance obligations and recognizes the consideration based on when the performance obligation is satisfied, considering whether or not this occurs at a point in time or over time. Generally, insulin pumps, cartridges, infusion sets and accessories are deemed performance obligations that are satisfied at a point in time when the customer obtains control of the promised good, which is upon delivery. Complementary products, such as t:connect and the Tandem Device Updater, are considered performance obligations that are satisfied over time, as access and support for these products is provided throughout the typical four-year warranty period of the insulin pumps. Accordingly, revenue related to the complementary products is deferred and recognized ratably over a four-year period. There is no standalone value for these complementary products. Therefore, the Company determines their value by applying the expected cost plus a margin approach and then allocates the residual to the insulin pumps. Deferred revenue related to these performance obligations that are satisfied over time was included in the following consolidated balance sheet accounts in the amounts shown as of March 31, 2020 and December 31, 2019 (in thousands):

	March 31, 2020	December 31, 2019
Deferred revenue	$3,833	$3,465
Other long-term liabilities	6,626	5,656
Total	$10,459	$9,121

Sales Returns
The Company offers a 30-day right of return to customers in the U.S. and Canada from the date of shipment of its insulin pumps, provided a physician’s confirmation of the medical reason for the return is received. Estimated allowances for sales returns are based on historical returned quantities as compared to pump shipments in those same periods of return. The return rate is then applied to the sales of the current period to establish a reserve at the end of the period. The return rates used in the reserve are adjusted for known or expected changes in the marketplace when appropriate. The allowance for sales returns is recorded as a reduction of revenue and an increase in deferred revenue in the period in which the related sale is recorded. The amount recorded in deferred revenue on the Company’s consolidated balance sheets for allowances for sales returns was $0.5 million and $0.4 million at March 31, 2020 and December 31, 2019, respectively. Actual product returns have not differed materially from estimated amounts recorded in the accompanying condensed consolidated financial statements.
Warranty Reserve
The Company generally provides a four-year warranty on its insulin pumps to end-user customers and may replace any pumps that do not function in accordance with the product specifications. Insulin pumps returned to the Company may be refurbished and redeployed. Additionally, the Company offers a six-month warranty on disposable cartridges and infusion sets. Estimated warranty costs are recorded at the time of shipment. We evaluate the reserve quarterly. Warranty costs are primarily estimated based on the current expected product replacement cost and expected replacement rates utilizing historical experience. Recently released versions of the pump may not incur warranty costs in a manner similar to previously released pumps, on which the Company initially bases its warranty estimate of newer pumps. The Company may make further adjustments to the warranty reserve when deemed appropriate, giving additional consideration to length of time the pump version has been in the field and future expectations of performance based on new features and capabilities that may become available through Tandem Device Updater.
The following table provides a reconciliation of the change in product warranty liabilities from December 31, 2019 through March 31, 2020 (in thousands):

Balance at December 31, 2019	$16,724
Provision for warranties issued during the period	4,814
Settlements made during the period	(3,390)
Decreases in warranty estimates	(1,387)
Balance at March 31, 2020	$16,761
As of March 31, 2020 and December 31, 2019, total product warranty reserves of $16.8 million and $16.7 million, respectively, were included in the following consolidated balance sheet accounts (in thousands):

	March 31, 2020	December 31, 2019
Other current liabilities	$6,427	$4,707
Other long-term liabilities	10,334	12,017
Total warranty reserves	$16,761	$16,724

Stock-Based Compensation
Stock-based compensation cost is measured at the grant date based on the estimated fair value of the award, and the portion that is ultimately expected to vest is recognized as compensation expense over the requisite service period on a straight-line basis. The Company estimates the fair value of stock options issued under the Company’s Amended and Restated 2013 Stock Incentive Plan (2013 Plan), and the fair value of the employees’ purchase rights under the Company’s 2013 Employee Stock Purchase Plan (ESPP), using the Black-Scholes option-pricing model on the date of grant. The Black-Scholes option-pricing model requires the use of assumptions about a number of variables, including stock price volatility, expected term, dividend yield and risk-free interest rate (see Note 7, “Stockholders’ Equity”). For awards that vest based on the achievement of service conditions, the Company recognizes expense using the straight-line method less estimated forfeitures based on historical experience.
Net Loss Per Share
Basic net loss per share is calculated by dividing the net loss by the weighted average number of common shares that were outstanding for the period, without consideration for common stock equivalents. Diluted loss per share is calculated in accordance with the treasury stock method and reflects the potential dilution that would occur if securities or other contracts to issue common stock were exercised or converted to common stock. Dilutive common share equivalents are comprised of warrants, potential awards granted pursuant to the ESPP, and stock options outstanding under the Company’s equity incentive plans. For warrants that are recorded as a liability in the accompanying condensed consolidated balance sheets, the calculation of diluted loss per share requires that, to the extent the average market price of the underlying shares for the reporting period exceeds the exercise price of the warrants and the presumed exercise of the warrants is dilutive to loss per share for the period, an adjustment is made to net loss used in the calculation to remove the change in fair value of the warrants from the numerator for the period. Likewise, an adjustment to the denominator is required to reflect the related dilutive shares, if any, under the treasury stock method. For the three months ended March 31, 2020 and 2019, there is no difference in the number of shares used to calculate basic and diluted shares outstanding due to the Company’s net loss position.
Potentially dilutive securities not included in the calculation of diluted net loss per share (because inclusion would be anti-dilutive) are as follows (in thousands, in common stock equivalent shares):

	Three Months Ended March 31,
	2020	2019
Warrants to purchase common stock	609	686
Options to purchase common stock	5,710	5,475
Awards granted under the ESPP	198	142
	6,517	6,303

Recent Accounting Pronouncements
In June 2016, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) No. 2016-13, Financial Instruments – Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments, which modifies the measurement and recognition of credit losses for most financial assets and certain other instruments. The new standard requires the use of forward-looking expected credit loss models based on historical experience, current conditions, and reasonable and supportable forecasts that affect the collectability of the reported amount, which may result in earlier recognition of credit losses under the new standard. The new standard also requires that credit losses related to available-for-sale debt securities be recorded as an allowance through net income (loss) rather than reducing the carrying amount under the prior, other-than-temporary-impairment model. The new standard must be adopted using the modified retrospective approach and was effective for the Company starting in the first quarter of fiscal 2020. The Company determined there was no cumulative-effect transition adjustment to the opening balance of accumulated deficit for recognition of additional credit losses upon adoption of this standard as of January 1, 2020 based on its outstanding accounts receivable, the composition and credit quality of its short-term investments, and current economic conditions as of that date.

In August 2018, the FASB issued ASU No. 2018-13, Fair Value Measurement: Disclosure Framework – Changes to the Disclosure Requirements for Fair Value Measurement, which adds and modifies certain disclosure requirements for fair value measurements. Under the new guidance, entities will no longer be required to disclose the amount of and reasons for transfers between Level 1 and Level 2 of the fair value hierarchy, or valuation processes for Level 3 fair value measurements. However, public companies will be required to disclose the range and weighted average of significant unobservable inputs used to develop Level 3 fair value measurements, and related changes in unrealized gains and losses included in other comprehensive income. The updated guidance was effective for the Company starting in the first quarter of fiscal 2020. As a result, the Company modified certain fair value measurement disclosures primarily related to its Level 3 liabilities (see Note 5, “Fair Value Measurements”).
In December 2019, the FASB issued ASU No. 2019-12, Simplifying the Accounting for Income Taxes, which is intended to simplify various aspects of the income tax accounting guidance, including requirements such as tax basis step-up in goodwill obtained in a transaction that is not a business combination, ownership changes in investments, and interim-period accounting for enacted changes in tax law. ASU 2019-12 is effective for public business entities for fiscal years beginning after December 15, 2020, including interim periods within those fiscal years, and early adoption is permitted. The Company is in the process of assessing the impact of the adoption of the standard on its consolidated financial statements.
3. Short-Term Investments
The Company invests in marketable securities consisting of debt instruments of the U.S. Government, and financial institutions and corporations with strong credit ratings. The following represents a summary of the estimated fair value of short-term investments as of March 31, 2020 and December 31, 2019 (in thousands):

At March 31, 2020	Maturity (in years)	Amortized Cost	Gross Unrealized Gain	Gross Unrealized Loss	Estimated Fair Value
Available-for-sale securities:
Commercial paper	Less than 1	$17,352	$11	$—	$17,363
U.S. Government-sponsored enterprise	Less than 2	20,255	63	—	20,318
U.S. Treasury securities	Less than 1	12,721	93	—	12,814
Corporate debt securities	Less than 2	35,251	39	(62)	35,228
Total		$85,579	$206	$(62)	$85,723

At December 31, 2019	Maturity (in years)	Amortized Cost	Gross Unrealized Gain	Gross Unrealized Loss	Estimated Fair Value
Available-for-sale securities:
Commercial paper	Less than 1	$24,147	$10	$—	$24,157
U.S. Government-sponsored enterprise	Less than 2	33,073	26	—	33,099
U.S. Treasury securities	Less than 2	17,963	17	(1)	17,979
Corporate debt securities	Less than 2	50,011	42	(5)	50,048
Total		$125,194	$95	$(6)	$125,283

The Company has classified all marketable securities, regardless of maturity, as short-term investments based upon the Company’s ability and intent to use any of those marketable securities to satisfy the Company’s liquidity requirements.

The Company periodically reviews the portfolio of available-for-sale debt securities to determine if any investment is impaired due to changes in credit risk or other potential valuation concerns. Unrealized losses on available-for-sale debt securities at March 31, 2020 were not significant and were due to changes in interest rates, including credit spreads from perceived increased credit risks as a result of the novel coronavirus (COVID-19) global pandemic. The Company does not intend to sell the available-for-sale debt securities that are in an unrealized loss position, and it is not more likely than not that the Company will be required to sell these debt securities before recovery of their amortized cost bases, which may be at maturity. Based on the credit quality of the available-for-sale debt securities that are in an unrealized loss position, and the Company’s estimates of future cash flows to be collected from those securities, the Company believes the unrealized losses are not credit losses. Accordingly, at March 31, 2020, the Company has not recorded an allowance for credit losses related to its available-for-sale debt securities.

4. Accounts Receivable and Inventories

Accounts Receivable
Accounts receivable consisted of the following (in thousands):

	March 31,	December 31,
	2020	2019
Accounts receivable	$57,346	$49,889
Less allowance for credit losses	(3,384)	(3,304)
Accounts receivable, net	$53,962	$46,585

Allowance for Credit Losses
The following table provides a reconciliation of the change in the estimated allowance for expected accounts receivable credit losses for the three months ended March 31, 2020 and 2019 (in thousands):

	For the Three Months Ended
	March 31, 2020	March 31, 2019
Balance at beginning of the period	$3,304	$1,837
Provision for expected credit losses	862	342
Write-offs and adjustments, net of recoveries	(782)	(163)
Balance at end of the period	$3,384	$2,016

Inventories
Inventories consisted of the following as of March 31, 2020 and December 31, 2019 (in thousands):

	March 31, 2020	December 31, 2019
Raw materials	$31,795	$20,699
Work-in-process	14,543	16,532
Finished goods	14,131	11,842
Inventories	$60,469	$49,073

5. Fair Value Measurements
Authoritative guidance on fair value measurements defines fair value, and provides a consistent framework for measuring fair value and for disclosures of each major asset and liability category measured at fair value on either a recurring or a nonrecurring basis. Fair value is intended to reflect an assumed exit price, representing the amount that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants. As such, fair value is a market-based measurement that should be determined based on assumptions that market participants would use in pricing an asset or liability. As a basis for considering such assumptions, the authoritative guidance establishes a three-tier fair value hierarchy, which prioritizes the inputs used in measuring fair value as follows:

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

The following table presents information about the Company’s financial assets and liabilities measured at fair value on a recurring basis as of March 31, 2020 and December 31, 2019, and indicates the fair value hierarchy of the valuation techniques utilized by the Company to determine such fair value (in thousands):

		Fair Value Measurements at March 31, 2020
		(Level 1)	(Level 2)	(Level 3)
Assets
Cash equivalents(1)	$69,346	$69,346	$—	$—
Commercial paper	17,363	—	17,363	—
U.S. Government-sponsored enterprise	20,318	—	20,318	—
U.S. Treasury securities	12,814	12,814	—	—
Corporate debt securities	35,228	—	35,228	—
Total assets	$155,069	$82,160	$72,909	$—

Liabilities
Common stock warrants	$25,290	$—	$—	$25,290
Total liabilities	$25,290	$—	$—	$25,290

		Fair Value Measurements at December 31, 2019
		(Level 1)	(Level 2)	(Level 3)
Assets
Cash equivalents(1)	$49,077	$49,077	$—	$—
Commercial paper	24,157	—	24,157	—
U.S. Government-sponsored enterprise	33,099	—	33,099	—
U.S. Treasury securities	17,979	17,979	—	—
Corporate debt securities	50,048	—	50,048	—
Total assets	$174,360	$67,056	$107,304	$—

Liabilities
Common stock warrants	$23,509	$—	$—	$23,509
Total liabilities	$23,509	$—	$—	$23,509

(1)	Generally, cash equivalents include money market funds and investments with a maturity of three months or less from the date of purchase.
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
The Company’s Level 3 liabilities at March 31, 2020 and December 31, 2019 include the Series A warrants issued by the Company in connection with the public offering of common stock in October 2017. The Series A warrants have a term of five years and initially provided holders the right to purchase 4,630,000 shares of the Company’s common stock at an exercise price of $3.50 per share. The Series A warrants were initially valued in the aggregate amount of $5.2 million on the date of issuance utilizing a Black-Scholes pricing model.

The Company reassesses the fair value of the outstanding Series A warrants at each reporting date utilizing a Black-Scholes pricing model. Variables used in the pricing model include the closing market price of the Company’s common stock at the balance sheet date, and estimates of stock price volatility, dividend yield, expected warrant term and risk-free interest rate. The Company develops its estimates based on publicly available historical data. A significant increase (decrease) in any of these inputs in isolation, particularly the market price of the Company’s common stock, would have resulted in a significantly higher (lower) fair value measurement. The assumptions used to estimate the fair values of the outstanding Series A warrants at March 31, 2020 and December 31, 2019 are presented below:

	March 31, 2020	December 31, 2019
Risk-free interest rate	0.3%	1.6%
Expected dividend yield	0.0%	0.0%
Expected volatility	74.9%	77.2%
Expected term (in years)	2.5	2.8

The following table presents a summary of changes in the fair value of the Company’s Level 3 financial liabilities for the three months ended March 31, 2020 and 2019:

	Three Months Ended March 31,
	2020	2019
Balance at beginning of the period	$23,509	$17,926
Loss recognized from the change in fair value of common stock warrants	1,922	12,746
Decrease in fair value from warrants exercised during the period	(141)	(910)
Balance at end of the period	$25,290	$29,762

Of the loss recognized from the change in fair value of common stock warrants for the three months ended March 31, 2020 and 2019, $1.9 million and $12.5 million, respectively, was attributable to the change in the unrealized loss related to warrants outstanding as of March 31, 2020 and 2019.
During the three months ended March 31, 2020 and 2019, the Company issued 2,115 shares and 18,285 shares of common stock, respectively, upon the exercise of Series A warrants issued in October 2017. As of March 31, 2020 and 2019, there were Series A warrants outstanding to purchase 415,200 shares and 492,500 shares, respectively, of the Company’s common stock (see Note 7, “Stockholders’ Equity”).
6. Leases
In February 2016, the FASB issued ASU No. 2016-02, Leases. The new standard and its related amendments (collectively referred to as ASC 842) requires lessees to recognize right-of-use assets and corresponding lease liabilities for all leases with lease terms of greater than 12 months. The new standard was effective for the Company starting in the first quarter of fiscal 2019. The Company adopted the new standard using the modified retrospective approach and recognized right-of-use leased assets and corresponding operating lease liabilities of $12.4 million on the consolidated balance sheet as of January 1, 2019. The Company did not restate prior periods. Deferred rent of $1.0 million and $3.8 million as of January 1, 2019 was reclassified from other current liabilities and deferred rent long-term, respectively, to a reduction of the right-of-use leased assets in connection with the adoption of the standard.
The Company’s leases consist primarily of operating leases for general office space, laboratory, manufacturing and warehouse facilities, and equipment. The Company recognizes lease expense for these leases on a straight-line basis over the lease term. Because the Company’s leases do not provide an implicit interest rate, the Company uses its incremental borrowing rate based on the information available at the lease Commencement Date in determining the present value of future lease payments. The Company used the incremental borrowing rate on January 1, 2019 for operating leases that commenced prior to that date. For lease agreements entered into or reassessed after the adoption of ASC 842, the Company combines lease and non-lease components.

Certain leases include an option to renew, with renewal terms that can extend the lease term for additional periods. The exercise of lease renewal options is at the Company’s sole discretion. The depreciable life of assets and leasehold improvements are limited by the expected lease term, unless there is a transfer of title or purchase option that is reasonably certain to be exercised.
In January 2019, the Company entered into a lease agreement for approximately 25,332 square feet of additional general administrative office space (Initial Premises) located on Vista Sorrento Parkway, in San Diego, California (Vista Sorrento Lease). The lease term for the Initial Premises commenced in March 2019 and expires in September 2022. In May 2019, the Company entered into a First Amendment to the Vista Sorrento Lease (First Amendment) to expand the leased premises by adding approximately 33,681 square feet of additional general administrative office space (Expansion Space), and to extend the lease term for the Initial Premises through January 2023. The lease term for the Expansion Space commenced in May 2019 and expires in January 2023. The Company has a one-time option to extend the term of the Vista Sorrento Lease, covering both the Initial Premises and the Expansion Space, for a period of four years. The Company recognized right-of-use leased assets and corresponding operating lease liabilities of $3.1 million on the consolidated balance sheet in the first quarter of 2019 related to the Initial Premises, and $4.7 million related to the First Amendment.
In November 2019, the Company entered into a lease agreement for approximately 94,562 square feet of additional general office space located on Shoreline Drive, in Boise, Idaho (Shoreline Lease). Subject to limited exceptions, the initial lease term is expected to begin on the earlier of (i) the date on which the Company substantially completes certain specified work related to tenant improvements, (ii) the date on which the Company begins use of the premises for their intended purpose, or (iii) July 1, 2020, and will expire 84 months from the first day of the first full month following the start of the lease term. The Company has a one-time option to extend the term of the Shoreline Lease for a period of three years. The Company recognized right-of-use leased assets and corresponding operating lease liabilities of approximately $6.5 million on the consolidated balance sheet on the Commencement Date in the first quarter of 2020. Future minimum payments due under the Shoreline Lease are approximately $8.2 million as of March 31, 2020.
In January 2020, the Company entered into a sub-lease agreement for approximately 30,703 square feet of general office space located on High Bluff Drive, in San Diego, California (High Bluff Lease). The lease term begins in April 2020 and expires in March 2022. The Company recognized right-of-use leased assets and corresponding operating lease liabilities of approximately $2.3 million on the consolidated balance sheet on the Commencement Date in the first quarter of 2020. Future minimum payments due under the High Bluff Lease are approximately $2.4 million as of March 31, 2020.
The Company’s total lease cost recorded in the condensed consolidated statements of operations was $1.8 million and $0.7 million, respectively, for the three months ended March 31, 2020 and 2019, which included $1.7 million and $0.7 million, respectively, of operating lease cost and $0.1 million of short-term lease cost in 2020. Cash paid for amounts included in the measurement of lease liabilities, representing operating cash flows from operating leases, was $1.6 million and $0.9 million for the three months ended March 31, 2020 and 2019, respectively.

Maturities of operating lease liabilities at March 31, 2020 were as follows (in thousands):

Years Ending December 31,
2020 (remaining)	$5,994
2021	9,422
2022	7,314
2023	3,388
2024	1,881
Thereafter	3,975
Total undiscounted lease payments	31,974
Less: amount representing interest	(4,107)
Present value of operating lease liabilities	27,867
Less: current portion of operating lease liabilities	(8,320)
Operating lease liabilities - long-term	$19,547

As of March 31, 2020, the weighted average remaining lease term for operating leases was 4.1 years and the weighted-average discount rate used to determine the operating lease liabilities was 6.3%. As of December 31, 2019, the weighted average remaining lease term for operating leases was 3.6 years and the weighted-average discount rate used to determine the operating lease liabilities was 6.6%.
7. Stockholders’ Equity
Shares Reserved for Future Issuance

The following shares of the Company’s common stock were reserved for future issuance as of March 31, 2020 (in thousands):

Shares underlying outstanding warrants	705
Shares underlying outstanding stock options	6,684
Shares authorized for future equity award grants	2,961
Shares authorized for issuance pursuant to awards granted under the ESPP	1,692
12,042

Common Stock Warrants

As of March 31, 2020, there were Series A warrants outstanding to purchase 415,200 shares of the Company’s common stock at an exercise price of $3.50 per share, which were issued in connection with a financing in October 2017, and which expire in October 2022. Also outstanding as of March 31, 2020, were warrants to purchase 193,788 shares of the Company’s common stock at an exercise price of $23.50 per share, which were issued in March 2017, and which expire in March 2027, and warrants to purchase 95,781 shares of the Company’s common stock at an exercise price of $73.73 per share, which were issued between August 2011 and August 2012, and which expire between August 2021 and August 2022. The Company issued 2,320 shares of its common stock upon the exercise of warrants during the three months ended March 31, 2020, and 18,285 shares of its common stock upon the exercise of warrants during the three months ended March 31, 2019.

Stock Plans
The Company issued 672,442 and 408,964 shares, respectively, of its common stock upon the exercise of stock options during the three months ended March 31, 2020 and 2019.
The ESPP enables eligible employees to purchase shares of the Company’s common stock using their after-tax payroll deductions, subject to certain conditions. Generally, offerings under the ESPP consist of a two-year offering period with four six-month purchase periods which begin in May and November of each year. There were no shares of common stock purchased under the ESPP in the three months ended March 31, 2020 and 2019.
Stock-Based Compensation
The Company granted options to purchase 229,911 shares and 1,294,053 shares of common stock, respectively, under the 2013 Plan during the three months ended March 31, 2020 and 2019. These options have an exercise price equal to the closing price of the Company’s common stock on the applicable award date, and generally vest as to 25% of the underlying shares on the first anniversary of the award, with the balance of the options vesting monthly over the following three years.
In addition, during the three months ended March 31, 2019, the Company awarded stock options to purchase 1,035,000 shares of common stock, which were subject to and conditioned upon the approval by its stockholders of an increase in the number of shares of common stock reserved for issuance under our 2013 Plan prior to December 31, 2019. No stock-based compensation expense was recognized for these contingent stock option grants during the three months ended March 31, 2019, because the approval by our stockholders of the increase in the number of shares of common stock reserved for issuance under our 2013 Plan did not occur until June 2019.

The assumptions used in the Black-Scholes option-pricing model are as follows:

	Stock Options
	Three Months Ended March 31,
	2020	2019
Weighted average grant date fair value (per share)	$43.40	$32.51
Risk-free interest rate	1.1%	2.5%
Expected dividend yield	0.0%	0.0%
Expected volatility	72.5%	71.6%
Expected term (in years)	6.1	6.1

The Company records stock-based compensation expense associated with the ESPP using the Black-Scholes option-pricing model. Valuations are performed on the grant date at the beginning of the purchase period, which generally occurs in May and November of each year.
The following table summarizes the allocation of stock-based compensation expense included in the consolidated statement of operations (in thousands):

	Three Months Ended March 31,
	2020	2019
Cost of sales	$2,164	$1,139
Selling, general & administrative	11,501	7,000
Research and development	2,200	1,695
Total	$15,865	$9,834

The total stock-based compensation expense capitalized as part of the cost of the Company’s inventories was $1.3 million and $1.3 million as of March 31, 2020 and December 31, 2019, respectively.

8. Income Taxes
For the three months ended March 31, 2020, the Company’s income tax expense is primarily attributable to state and foreign income tax expense as a result of current taxable income in those jurisdictions. The Company used the year-to-date effective tax rate method to determine its interim income tax expense for federal and state jurisdictions where a reliable estimate of the annual effective tax rate could not be made.

The Company maintains a full valuation allowance against its net deferred tax assets as of March 31, 2020 based on the current assessment that it is not more likely than not these future benefits will be realized before expiration.

On March 27, 2020, the United States enacted the Coronavirus Aid, Relief and Economic Security Act (CARES Act). The CARES Act is an emergency economic stimulus package that includes spending and tax breaks to strengthen the United States economy and fund a nationwide effort to curtail the effect of COVID-19. While the CARES Act provides sweeping tax changes in response to the COVID-19 pandemic, some of the more significant provisions which are expected to impact the Company’s financial statements include removal of certain limitations on utilization of net operating losses, increasing the loss carryback period for certain losses to five years, and increasing the ability to deduct interest expense, as well as amending certain provisions of the previously enacted Tax Cuts and Jobs Act. Due to the recent enactment of the CARES Act, the Company is unable to quantify the impact, if any, that the CARES Act will have on its financial position, results of operations or cash flows but it is not anticipated to be significant.

9. Commitments and Contingencies
Legal and Regulatory Matters
From time to time, the Company may be subject to legal proceedings or regulatory matters arising in the ordinary course of business, including actions with respect to intellectual property, employment, regulatory, product liability and contractual matters. In connection with these proceedings or matters, the Company regularly assesses the probability and amount (or range) of possible issues based on the developments in these proceedings or matters. A liability is recorded in the consolidated financial statements if it is determined that it is probable that a loss has been incurred, and that the amount (or range) of the loss can be reasonably estimated. Because of the uncertainties related to any pending proceedings or matters, the Company is currently unable to predict their ultimate outcome and, with respect to any legal proceeding or regulatory matter where no liability has been accrued, to make a reasonable estimate of the possible loss (or range of loss) that could result from an adverse outcome. As of March 31, 2020 and December 31, 2019, there were no legal proceedings, regulatory matters, or other disputes or claims for which a material loss was considered probable or for which the amount (or range) of loss was reasonably estimable. However, regardless of the outcome, legal proceedings, regulatory matters, and other disputes and claims can have an adverse impact on the Company because of legal costs, diversion of management time and resources, and other factors.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
You should read the following discussion and analysis together with our financial statements and related notes in Part I, Item 1 of this Quarterly Report on Form 10-Q for the quarter ended March 31, 2020 (Quarterly Report).
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
Our forward-looking statements are based on our management’s current assumptions and expectations about future events and trends, which affect or may affect our business, strategy, operations or financial performance. Although we believe that these forward-looking statements are based upon reasonable assumptions, they are subject to numerous known and unknown risks and uncertainties and are made in light of information currently available to us. Our actual financial condition and results could differ materially from those anticipated in these forward-looking statements as a result of various factors, including those set forth below in the section entitled “Risk Factors” in Part II, Item 1A, and elsewhere in this Quarterly Report, as well as the other public filings we make with the Securities and Exchange Commission. In particular, as discussed in greater detail below, our financial condition and results could be materially adversely affected by the impacts and disruptions caused by the novel coronavirus (COVID-19) global pandemic. You should read this Quarterly Report with the understanding that our actual future financial condition and results may be materially different from and worse than what we expect.
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
Overview
We are a medical device company with an innovative approach to the design, development and commercialization of products for people with insulin-dependent diabetes. Our goal is to lead in insulin therapy management by building a robust ecosystem and portfolio of data-driven products and services around our flagship insulin pumps. We believe our competitive advantage is rooted in our consumer-focused approach, and the incorporation of modern and innovative technology into our product offerings. Our manufacturing, sales and support activities principally focus on our flagship pump platform, the t:slim X2 Insulin Delivery System (t:slim X2), which is capable of remote feature updates and is designed to display continuous glucose monitoring (CGM) sensor information directly on the pump home screen, as well as our complementary product offerings, such as our t:connect data management application (t:connect) and the Tandem Device Updater. We aim to improve and simplify the lives of people with diabetes and those of their healthcare providers, by delivering innovative hardware and software solutions, as well as best-in-class customer support.

Since our initial commercial launch, we have been able to rapidly innovate and bring more products to market than our competitors. We have commercially launched seven insulin pumps in the United States since 2012, two of which we also launched outside the United States since 2018. Four of our insulin pumps have featured integration with CGM technology, of which two have also featured an automated insulin delivery (AID) algorithm. The United States Food and Drug Administration (FDA) has defined requirements for the interoperability of devices as a complete AID system, which we believe will help support continued rapid innovation by streamlining the regulatory pathway for integrated products. This interoperability designation is comprised of three categories: alternate controller enabled (ACE) infusion pumps, integrated continuous glucose monitor (iCGM) devices, and interoperable automated glycemic controller (iAGC) technology. In June 2018, the t:slim X2 was the first insulin pump designated as compatible with iCGM devices; in February 2019 the t:slim X2 was the first insulin pump to receive ACE pump designation, and in December 2019 our Control-IQ technology for the t:slim X2 was cleared as the first iAGC.
In the four-year period ended March 31, 2020, we shipped approximately 155,000 insulin pumps, which is representative of our estimated global installed customer base, assuming the typical four-year reimbursement cycle. Approximately 127,000 of these pumps were shipped to customers in the United States and approximately 28,000 were shipped to international markets.
Today, our t:slim X2 hardware platform represents 100% of our new pump shipments. The simple-to-use t:slim X2 is the smallest durable insulin pump available, and the only commercial insulin pump that allows users to update their pumps’ software quickly and easily from a personal computer using our revolutionary Tandem Device Updater tool. This unique offering positions us to bring future innovations, including our next generation AID algorithms, to our in-warranty t:slim X2 customers faster than the industry has been able to in the past and independent of the typical four-year insurance pump reimbursement cycle. We have offered in-warranty t:slim customers in the United States four different software updates for no-cost since the Tandem Device Updater was approved in July 2016, including our two AID algorithms, Basal-IQ technology and Control-IQ technology. Basal-IQ technology launched in August 2018 and is a predictive low glucose suspend feature that is designed to temporarily suspend insulin delivery to help reduce the frequency and duration of hypoglycemic events. Control-IQ technology launched in January 2020 and is an advanced hybrid-closed loop feature, designed to help increase a user’s time in targeted glycemic range. It is the first and only system cleared to deliver automatic correction boluses in addition to adjusting insulin to help prevent high and low blood sugar. Outside the United States we began selling efforts with t:slim X2 with Dexcom G5 CGM integration in the third quarter of 2018, offering no-cost software updates for Basal-IQ technology in the third quarter of 2019, and intend to begin offering Control-IQ technology updates in select geographies in the second half of 2020, subject to required regulatory and reimbursement approvals.
Our insulin pump products are generally considered durable medical equipment and have an expected lifespan of at least four years. In addition to insulin pumps, we sell disposable products that are used together with our pumps and are replaced every few days, including cartridges for storing and delivering insulin, and infusion sets that connect the insulin pump to a user’s body.
For the three months ended March 31, 2020 and 2019, our consolidated sales were $97.9 million and $66.0 million, respectively. For the three months ended March 31, 2020 and 2019, our net loss was $14.9 million and $23.0 million, respectively. Worldwide pump sales accounted for 61% and 70% of our total sales, respectively, for the three months ended March 31, 2020 and 2019, while pump-related supplies and accessories accounted for the remainder in each year. Our accumulated deficit as of March 31, 2020 and December 31, 2019 was $639.7 million and $624.8 million, respectively. These amounts included $234.4 million and $216.6 million of accumulated non-cash stock-based compensation charges and non-cash charges from the change in fair value of common stock warrants as of March 31, 2020 and December 31, 2019, respectively.

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
COVID-19 Impact and Considerations
We are deemed an essential healthcare business under applicable governmental orders based on the critical nature of the products we offer and the community we serve. During the first quarter of 2020, we experienced a modest impact from the COVID-19 global pandemic. However we anticipate that our sales and operating results will be adversely impacted in the coming months. We currently anticipate our sales outside the United States may experience a greater proportional impact due to differences in the sales process in domestic versus international markets. Additionally, the initiation of certain programs planned for the second quarter, such as human factors studies associated with our product development efforts, will likely be delayed. The full extent of the impact of COVID-19 on our business and operations is currently not estimable and will depend on a number of factors including the scope and duration of the global pandemic.
We have taken steps to prioritize the health and safety of our employees and customers during this pandemic, while working to maintain a continuous supply of products, training and customer support. To that end, we have increased the frequency of our communications to employees, suppliers, customers, and healthcare providers. In March 2020, we restricted non-essential employee travel, banned visitors from all of our facilities, and transitioned those employees able to perform their job function outside of our facilities to a remote work environment. For our field-based sales and clinical employees, we have discontinued in-person activities and are utilizing technology to remotely engage healthcare providers and customers. For our employees in manufacturing and warehousing positions involved in production and fulfillment operations, we have implemented preventative measures to comply with social distancing requirements and have taken measures to help ensure safety, including requiring temperature checks for our employees before each shift.
In response to developments surrounding the COVID-19 global pandemic, we initiated discussions with our key suppliers in early 2020 regarding their abilities to fulfill existing orders, and we have continued to regularly assess their capacity. At this time, we believe many of our suppliers are deemed essential businesses under applicable governmental orders, and we do not anticipate disruption in our ability to manufacture insulin pumps and cartridges due to component procurement limitations. Our finished goods and raw material inventory for insulin pumps, as well as available manufacturing capacity, meet or exceed our target levels and position us well to respond to unforeseen disruptions in the near term.
More recently, we observed customers purchasing cartridges and infusion sets at a higher rate than anticipated. Currently, our inventory for finished cartridges and infusion sets is below our targeted level. Near the end of the first quarter, our third-party cartridge manufacturer completed validation and commenced commercial-scale manufacturing to supplement our existing cartridge manufacturing capacity, which we believe will assist us in meeting product demand and allow us to build inventory levels in line with our targets. In addition, our primary infusion set manufacturer is currently working through inventory constraints and we have asked some customers to accept substitutions of similar products to prevent delays in order fulfillment. We are carefully managing our pump supplies inventory while we work to overcome these temporary challenges.
Commercially, we have been communicating with our customers and healthcare providers through social media, direct email outreach and our website, in addition to the regular communications from the supporting sales and clinical employees. We are leveraging the availability of our technology platforms, such as our t:connect diabetes management application, to support healthcare providers as many of them are expanding telehealth capabilities in their practices. By the end of the first quarter, we also expanded our remote new pump training offering to 100% of customers who purchase a t:slim X2 insulin pump.

We are prudently managing our use of cash and we believe that our total cash and investments on hand are sufficient to sustain our existing operations for at least the next 12 months from the date of this filing. In the meantime, we are focused on making necessary investments in the organization as originally planned to continue to progress against our long-term sales and profitability initiatives, including recruitment of key employees, advancement of the R&D pipeline and implementation of technology solutions. We will continue to evaluate our business operations based on new information as it becomes available and we intend to make changes that we consider necessary in light of this information.
Products Under Development
Our products under development support our strategy of focusing on both consumer and clinical needs, and include AID system enhancements, a connected (mobile) health offering and a next-generation hardware platform, which we refer to as the t:sport Insulin Delivery System (t:sport). We intend to leverage our consumer-focused approach and proprietary technology platform to continue to develop products that have the features and functionality that will allow us to meet the needs of people in differentiated segments of the insulin-dependent diabetes market, including the following:

•
t:sport Insulin Delivery System - Approximately half the size of our t:slim X2 pump, the t:sport pump is being designed for people who seek even greater discretion and flexibility with the use of their insulin pump. We anticipate that t:sport will feature a 200-unit cartridge, an on-pump bolus button, a rechargeable battery, an AID algorithm, and a Bluetooth radio. t:sport is being designed for use with leading U-100 insulins, and we are evaluating the use of insulin concentrates to provide to people with greater insulin needs. We anticipate that t:sport will be our first insulin pump to support full pump-control from our mobile application, subject to FDA review and approval. A separate controller may be offered in addition to or in advance of full mobile control availability.

•
Connected (Mobile) Health Offerings – We began a limited launch in the first quarter of 2020 and we are preparing for a full commercial launch in the second quarter of a mobile application that has been designed to utilize the Bluetooth radio integrated with the t:slim X2 to wirelessly upload pump data to the cloud-based t:connect diabetes management application, receive notification of pump alerts and alarms, and provide a discrete, secondary display of glucose and insulin data.  Future updates of this app will integrate other health-related information from third-party sources and support future pump-control capabilities for our products under development.

◦
The launch of the first generation of this app in the United States allows for the wireless upload of data to t:connect and is intended to reduce patient burden and increase healthcare provider office efficiency by reducing the manual steps historically required for data extraction.

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
In the four-year period ended March 31, 2020, we shipped approximately 155,000 insulin pumps, of which approximately 127,000 were shipped to customers in the United States and approximately 28,000 were shipped to international markets. In the first quarter of 2020, we shipped 17,378 insulin pumps worldwide compared to 14,732 insulin pumps shipped in the first quarter of 2019.

Pump shipments to customers in the United States by fiscal quarter were as follows:

	Pump Units Shipped for Each of the Three Months Ended in Respective Years - U.S.
	March 31	June 30	September 30	December 31	Total
2012	—	9	204	844	1,057
2013	852	1,363	1,851	2,406	6,472
2014	1,723	2,235	2,935	3,929	10,822
2015	2,487	3,331	3,431	6,234	15,483
2016	4,042	4,582	3,896	4,418	16,938
2017	2,816	3,427	3,868	6,950	17,061
2018	4,444	5,447	7,379	12,935	30,205
2019	9,669	12,799	13,814	17,453	53,735
2020	13,158	N/A	N/A	N/A	13,158
Pump shipments to international customers by fiscal quarter were as follows:

	Pump Units Shipped for Each of the Three Months Ended in Respective Years - International
	March 31	June 30	September 30	December 31	Total
2018	N/A	N/A	1,055	3,233	4,288
2019	5,063	8,459	4,025	2,149	19,696
2020	4,220	N/A	N/A	N/A	4,220
Trends Impacting Financial Results
Overall, we have experienced considerable sales growth since the commercial launch of our first product in the third quarter of 2012, while incurring operating losses since our inception. Our operating results have historically fluctuated on a quarterly or annual basis, particularly in periods surrounding anticipated regulatory approvals, the commercial launch of new products by us and our competitors, the commercial launch of our products in geographies outside of the United States and due to general seasonality in the United States. We expect these periodic fluctuations in our operating results to continue.
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

•	incidence of disease or illness, including regional or global pandemics that may impact customer purchasing patterns or disrupt our supply chain;

•	timing of holidays and summer vacations, which may vary by geography;

•	the buying patterns of our distributors and other customers, both domestically and internationally;

•	changes in the competitive landscape, including as a result of companies entering or exiting the diabetes therapy market;

•	access to adequate coverage and reimbursement for our current and future products by third-party payors, and reimbursement decisions by third-party payors;

•	the magnitude and timing of any changes to our facilities, manufacturing operations and other infrastructure, and factors impacting our ability to access our facilities;

•	the impact of any privacy breaches, which may subject us to legal and regulatory proceedings and substantial fines, penalties and expenses, as well as significant reputational harm;

•	anticipated and actual regulatory approvals of our products and competitive products; and

•	product recalls impacting, or the suspension or withdrawal of regulatory clearance or approval relating to, our products or the products of our competitors.
In addition to these general trends, we believe the following specific factors have materially impacted, and could continue to materially impact our business going forward:

•	the disruptions caused by the COVID-19 global pandemic on suppliers, third-party manufacturers, healthcare providers, distributors and our existing or potential customers;

•	continued increase in demand following the commercial launch of t:slim X2 and the demonstrated success of our Tandem Device Updater;

•	anticipated new product launches;

•	increased opportunity to achieve customer renewals as customers become eligible for insurance reimbursement to purchase a new insulin pump at the end of the typical four-year reimbursement cycle;

•
opportunity to transition former customers of Animas Corporation (Animas) to our t:slim X2 insulin pump in 2018 and 2019 following the announcement by Johnson & Johnson that it had discontinued the operations of Animas and discontinued the availability of Animas pump supplies in September 2019;

•	designation by UnitedHealthcare of one of our competitors as its preferred, in-network durable medical equipment provider of insulin pumps for most customers age seven and above;

•	ability to enter into and maintain agreements with CGM partners for CGM integration;

•	expansion and new product launches in select international geographies, including initial orders to stock inventories; and

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

Recent Developments
Commercial Launch of the t:slim X2 Insulin Pump with Control-IQ Technology in the United States
In January 2020, we began shipping our t:slim X2 insulin pumps pre-loaded with Control-IQ technology, an advanced hybrid-closed loop feature designed to help increase time in range (70-180 mg/dL), to new customers in the United States. The t:slim X2 is the first and only system cleared to deliver automatic correction boluses in addition to adjusting insulin to help prevent high and low blood sugar. The system integrates with the Dexcom G6 CGM. In addition, we communicated the availability of Control-IQ technology to all of our in-warranty t:slim X2 customers in the United States, who have the option to add the new feature free of charge via the Tandem Device Updater. Customers interested in the remote software update are first required to obtain a prescription from their healthcare provider and complete a set of online training modules.
FDA Designation of Basal-IQ Technology as an Interoperable Automated Glycemic Controller
In February 2020, the FDA cleared our Basal-IQ technology as an iAGC. This is the second system to receive iAGC designation by the FDA, following the Company’s clearance of the t:slim X2 insulin pump with Control-IQ technology in December 2019.
Cartridge Manufacturing Commences at Third-Party Contract Manufacturer
In the first quarter of 2020, we outsourced a portion of our cartridge manufacturing demand to an experienced third-party contract manufacturer. We believe our relationship with this contract manufacturer provides us additional flexibility in scaling our business and also mitigates some risk of having only a single site for cartridge manufacturing. We anticipate that this new manufacturing model will enable us to significantly increase our cartridge manufacturing capacity in the long term, without meaningfully increasing the cost of overhead associated with our manufacturing facilities.

Components of Results of Operations
Sales
We offer products for people with insulin-dependent diabetes. We commenced commercial sales of our original t:slim insulin pump platform in the United States in the third quarter of 2012 and continued to launch various iterations of that platform during the following years. In October 2016, we began shipping our flagship pump platform, the t:slim X2 insulin pump. The t:slim X2 insulin pump platform with advanced software algorithms and remote software update capabilities, now represents 100% of our new pump shipments. Accordingly, in the third quarter of 2018 we discontinued new sales of all prior platform versions. Our products also include disposable cartridges and infusion sets, as well as our complementary t:connect and Tandem Device Updater products. In addition, we offer accessories including protective cases, belt clips, and power adapters, although sales of these products are not significant.
We primarily sell our products through national and regional distributors in the United States on a non-exclusive basis. These distributors are generally providers of medical equipment and supplies to individuals with diabetes. Our primary end customers are people with insulin-dependent diabetes. Similar to other durable medical equipment, the primary payor is generally a third-party insurance carrier and the customer is usually responsible for any medical insurance plan copay or coinsurance requirements. We believe our existing sales, clinical, and marketing infrastructure will allow us to continue to increase sales by allowing us to promote our products to a greater number of potential customers, caregivers and healthcare providers, although the COVID-19 global pandemic may have a material adverse impact on our sales in future periods.
In the third quarter of 2018, we began the launch of our t:slim X2 with Dexcom G5 CGM integration through distribution partners outside the United States, including in select European countries, Australia, New Zealand, and South Africa. During the second quarter of 2019, we began selling our t:slim X2 with Basal-IQ technology in certain of these geographies. In the first quarter of 2020, we delivered initial orders to support launches in Germany and France that are expected to occur in the second quarter of 2020. Our independent distributor partners perform all sales, customer support and training in their respective markets. In Canada, we market with a direct sales force and, similar to the United States, use a distributor partner for certain billing and fulfillment activities. Historically, we have experienced consistent levels of reimbursement for our products in the United States, but we expect the average sales price will vary in international markets based on a number of factors, such as the geographical mix, nature of the reimbursement environment, government regulations and the extent to which we rely on distributor relationships to provide sales, clinical and marketing support.

In general, in the United States we have experienced pump shipments being weighted heavily towards the second half of the year, with the highest percentage of pump shipments expected in the fourth quarter due to the nature of the reimbursement environment. Consistent with our historical seasonality, domestic pump shipments from the fourth quarter to the following first quarter decrease significantly. Internationally, we do not expect this same impact from seasonality associated with reimbursement, although the quarterly sales trends may be impacted by a number of factors, including summer vacations and launches into new geographies. While the opportunity to transition former Animas customers positively impacted our 2019 quarterly sales trends worldwide, we do not anticipate that this trend will continue to have a significant impact.
In the first quarter of 2020, the COVID-19 global pandemic had a major impact on businesses around the world. Although we experienced only a modest impact on our first quarter financial results, in March 2020 we ceased in-person sales, marketing and training activities and adopted numerous other changes to our daily business operations. These changes remain in effect as of the date of this report and it remains uncertain when we may be able to resume our normal operations. Accordingly, we anticipate that our sales will not follow historical trends and will be adversely impacted in the coming months as customers delay their purchasing decisions or physicians pause their prescriptions of new products. Our sales outside the United States may experience a greater proportional impact due to differences in the sales process in domestic versus international markets. The full extent of the impact of COVID-19 on our business and operations will depend on a number of factors, including the depth and duration of the global pandemic.
Separate of any impacts from COVID-19, our quarterly sales have historically fluctuated, and may continue to fluctuate, substantially in the periods surrounding anticipated and actual regulatory approvals and commercial launches of new products by us or our competitors. We believe customers may defer purchasing decisions if they believe a new product may be launched in the future. Additionally, upon the announcement of FDA approval or commercial launch of a new product, either by us or one of our competitors, potential new customers may reconsider their purchasing decisions or take additional time to consider such FDA approval or product launch before making their purchasing decisions. For instance, we believe certain customers paused their decision-making during the second half of 2019 in anticipation of the commercial availability of the t:slim X2 with Control-IQ technology. However, it is difficult to quantify the extent of the impact of these or similar events on future purchasing decisions.
Cost of Sales
Historically, we have manufactured our pumps and disposable cartridges at our manufacturing facility in San Diego, California. Near the end of the first quarter, our third-party cartridge manufacturer completed validation and commenced commercial-scale manufacturing to supplement our existing cartridge manufacturing capacity. Infusion sets and pump accessories are manufactured by third-party suppliers. Cost of sales includes raw materials, labor costs, manufacturing overhead expenses, product training costs, royalties, freight, reserves for expected warranty costs, scrap and charges for excess and obsolete inventories. Manufacturing overhead expenses include expenses relating to quality assurance, manufacturing engineering, material procurement, inventory control, facilities, equipment, information technology and operations supervision and management. We anticipate that our cost of sales will continue to increase as our product sales increase.
Over the long term, we expect our overall gross margin percentage, which for any given period is calculated as sales less cost of sales divided by sales, to improve, as our sales increase and our overhead costs are spread over larger production volumes. We expect we will be able to leverage our manufacturing cost structure across our products that utilize the same technology platform and manufacturing infrastructure and will be able to further reduce per unit costs with increased automation, process improvements and raw materials cost reductions. Pumps have, and are expected to continue to have, a higher gross margin percentage than our pump-related supplies. Therefore, the percentage of pump sales relative to total sales will have a significant impact on our overall gross margin percentage. In the event that customers delay their pump purchasing decisions or physicians pause in prescribing new pumps as a result of COVID-19, or for other reasons, it is possible that we may experience a higher percentage of pump-related supply sales than anticipated, which in turn could adversely impact our overall gross margin percentage. We also expect our warranty cost per unit to decrease as we release additional product features and functionality utilizing the Tandem Device Updater. However, our overall gross margin percentage may fluctuate in future quarterly periods as a result of numerous factors aside from those associated with production volumes and product mix. For instance, as a result of COVID-19 we have implemented operational changes that may introduce unpredictable variability to our cost of sales, such as incremental expenses to protect the health, safety and welfare of our employees working on-site and to enable other employees to work remotely. In addition, as demand for our products increases, we may continue to make additional investments in manufacturing capacity or increase our reliance on third parties for manufacturing-related services, either of which could have a negative impact on our gross margins in the near-term. Specifically, in 2020, we are investing in additional manufacturing equipment to meet anticipated long-term demand for our cartridges, which may initially place downward pressure on the gross margin percentage associated with our pump-related supplies.

Other factors impacting our overall gross margin percentage may include the changing percentage of products sold to distributors versus directly to individual customers, varying levels of reimbursement among third-party payors in domestic and international markets, the timing and success of new regulatory approvals and product launches, the impact of the valuation and amortization of employee stock option grants on non-cash stock-based compensation expense allocated to cost of sales, changes in warranty estimates, training costs, licensing and royalty costs, cost associated with excess and obsolete inventories, and changes in our manufacturing processes, capacity, costs or output.
Selling, General and Administrative
Our selling, general and administrative (SG&A) expenses primarily consist of salary, cash-based incentive compensation, fringe benefits and non-cash stock-based compensation for our executive, financial, legal, marketing, sales, clinical, customer support, technical services, insurance verification, regulatory affairs and other administrative functions. We began expanding our U.S. field sales and clinical organization during the third quarter of 2019 to support an expected increase in demand for our products. We had approximately 90 sales territories as of March 31, 2020. Our existing territories are generally maintained by sales representatives and field clinical specialists, and supported by managed care liaisons, additional sales management and other customer support personnel, which have also been rapidly expanding to support our growing installed base. Our operations in Canada are comprised of approximately 10 sales territories. Other significant SG&A expenses include those incurred for product demonstration samples, commercialization activities associated with new product launches, travel, trade shows, outside legal fees, independent auditor fees, outside consultant fees, insurance premiums, facilities costs and information technology costs. Overall, we expect our SG&A expenses, including the cost of our customer support infrastructure, to increase as our customer base grows in the United States and international markets. We will continue to evaluate, and may further increase, the number of our field sales and clinical personnel in order to optimize the coverage of our existing territories. Additionally, we realized a notable increase in non-cash stock-based compensation expense allocated to SG&A beginning in the third quarter of 2018, and again in the second quarter of 2019, due to the valuation of certain employee stock option grants and the impact on the valuation from the significant increase in our stock price over the previous year. We expect higher non-cash stock-based compensation expense will be sustained through the first half of 2020 and will begin to decline in future quarters. Our SG&A expenses may be affected by our response to the COVID-19 global pandemic, including reduced spending in areas such as non-essential employee travel, which may be offset by increased spending to support measures designed to prioritize the retention, health, safety and welfare of our employees. In the longer term, SG&A expenses may also increase due to anticipated costs associated with additional compliance and regulatory reporting requirements.
Research and Development
Our research and development (R&D) activities primarily consist of engineering and research programs associated with our products under development, as well as activities associated with our core technologies and processes. R&D expenses are primarily related to employee compensation, including salary, fringe benefits, non-cash stock-based compensation and temporary employee expenses. We also incur R&D expenses for supplies, development prototypes, outside design and testing services, depreciation, allocated facilities and information services, clinical trial costs, payments under our licensing, development and commercialization agreements and other indirect costs. We expect our R&D expenses to increase as we advance our products under development and develop new products and technologies, partially offset by future expected declines in non-cash stock-based compensation. Similar to our SG&A expenses, our future R&D spending may be impacted by the COVID-19 global pandemic. For instance, we may experience lower spending associated with delays in the advancement of particular programs, which may be offset by increased spending to support the retention, health, safety and welfare of our employees.
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

Results of Operations

	Three Months Ended March 31,
(in thousands, except percentages)	2020	2019
Sales:
Domestic	$79,546	$54,655
International	18,380	11,340
Total sales	97,926	65,995
Cost of sales	47,665	32,642
Gross profit	50,261	33,353
Gross margin	51%	51%
Operating expenses:
Selling, general and administrative	49,717	34,961
Research and development	14,117	9,389
Total operating expenses	63,834	44,350
Operating loss	(13,573)	(10,997)
Other income (expense), net:
Interest and other income	726	757
Interest and other expense	—	(6)
Change in fair value of common stock warrants	(1,922)	(12,746)
Total other expense, net	(1,196)	(11,995)
Loss before income taxes	(14,769)	(22,992)
Income tax expense	98	—
Net loss	$(14,867)	$(22,992)
Comparison of the Three Months Ended March 31, 2020 and 2019
Sales. For the three months ended March 31, 2020, sales were $97.9 million, which included $18.4 million of international sales. Sales were $66.0 million for the same period in 2019, which included $11.3 million of international sales.
The increase in total sales of $31.9 million was primarily driven by an 18% increase in worldwide pump shipments to 17,378 in the first quarter of 2020 compared to 14,732 in the first quarter of 2019, and a 93% increase in pump-related supply sales. Sales of pump-related supplies increased primarily due to a 61% increase in our estimated installed base of customers, as well as a more recent trend of customers purchasing cartridges and infusion sets at a higher rate than anticipated, which we believe may be associated with COVID-19.

Domestic sales by product were as follows (in thousands):

	Three Months Ended March 31,
	2020	2019
Pump	$49,719	$36,903
Infusion sets	20,214	11,954
Cartridges	9,455	5,671
Other	158	127
Total Domestic Sales	$79,546	$54,655

Domestic pump shipments were positively impacted by continued strong demand for our products following the January 2020 domestic launch of our t:slim X2 insulin pump with Control-IQ technology. Sales to distributors accounted for 69% and 74% of our total domestic sales for the three months ended March 31, 2020 and 2019, respectively. Our percentage of sales to distributors versus individual customers is principally determined by the mix of customers ordering our products within the period and whether or not we have a contractual arrangement with their underlying third-party insurance payor.

International sales by product were as follows (in thousands):

	Three Months Ended March 31,
	2020	2019
Pump	$9,816	$9,207
Infusion sets	6,246	1,297
Cartridges	2,233	822
Other	85	14
Total International Sales	$18,380	$11,340
International pump shipments for the three months ended March 31, 2020 benefited from initial orders shipped to independent distributors in new geographies. Pump shipments in 2019 were positively impacted by the transition of former Animas customers to our products, and the fulfillment of certain international pump demand from backlog that existed at the end of 2018 due to supply constraints. Sales to distributors accounted for 93% and 98% of our total international sales for the three months ended March 31, 2020 and 2019, respectively.
Cost of Sales and Gross Profit. Our cost of sales for the three months ended March 31, 2020 was $47.7 million, resulting in gross profit of $50.3 million, compared to $32.6 million of cost of sales for the same period in 2019 resulting in gross profit of $33.4 million. The gross margin percentage for the three months ended March 31, 2020 was 51%, consistent with the same period in 2019.
The increase in our gross profit for the three months ended March 31, 2020 was primarily the result of an 18% increase in pump shipments. Per unit manufacturing cost improvements from higher production volumes and continued overall manufacturing efficiencies also generated improvements in the gross margin percentage. The impact of these improvements was offset by changes in product mix. Pump sales, which have the highest gross margin, were 61% of total sales in the first quarter of 2020 versus 70% in the first quarter of 2019. Non-cash stock-based compensation expense allocated to cost of sales was $2.2 million for the three months ended March 31, 2020, compared to $1.1 million in the same period in 2019. Additionally, we recognized $1.3 million of product royalty costs in the first quarter of 2020 associated with the launch of Control-IQ technology in the United States. On an aggregate basis, other non-manufacturing costs, which primarily consist of warranty, freight and training costs, also reflected improvement on a per unit basis.
Selling, General and Administrative Expenses. SG&A expenses increased 42% to $49.7 million for the three months ended March 31, 2020 from $35.0 million for the same period in 2019. Employee-related expenses for our SG&A functions comprise the majority of SG&A expenses. The increase compared to 2019 was primarily the result of an $11.9 million increase in salaries, incentive compensation and other employee benefits due to an increase in personnel to support higher sales and our growing installed customer base, which included an increase of $4.5 million in non-cash stock-based compensation. Non-cash stock-based compensation expense allocated to SG&A was $11.5 million for the three months ended March 31, 2020, compared to $7.0 million in the same period in 2019. The increase in non-cash stock-based compensation expense was primarily due to the valuation of certain 2019 employee stock option grants and the impact on the valuation of the significant increase in our stock price. We also experienced increased costs for equipment and supplies, outside consulting and outside services of $2.4 million.
Research and Development Expenses. R&D expenses increased 50% to $14.1 million for the three months ended March 31, 2020 from $9.4 million for the same period in 2019. The increase in R&D expenses was primarily the result of an increase of $2.1 million in salaries, incentive compensation and other employee benefits due to an increase in personnel to support our product development efforts, as well as an increase of $2.6 million increase in clinical trials, outside services consulting services and equipment and maintenance attributable to R&D. Non-cash stock-based compensation expense allocated to R&D was $2.2 million for the three months ended March 31, 2020, compared to $1.7 million in the same period in 2019.

Other Income and Expense. Total other expense for the three months ended March 31, 2020 was $1.2 million compared to total other expense of $12.0 million in the same period in 2019. Other expense for the three months ended March 31, 2020 primarily consisted of a $1.9 million revaluation loss from the change in the fair value of certain warrants. Other expense for the three months ended March 31, 2019 primarily consisted of a $12.7 million revaluation loss from the change in the fair value of certain warrants due to the significant appreciation of our stock price. Interest and other income for the three months ended March 31, 2020 and 2019 primarily consisted of interest earned on our cash equivalents and short-term investments.

Liquidity and Capital Resources
As of March 31, 2020, we had $160.2 million in cash and cash equivalents and short-term investments. We believe that our cash and cash equivalents and short-term investments balance is sufficient to satisfy our liquidity requirements for at least the next 12 months from the date of this filing.
Historically, our principal sources of cash have included cash collected from product sales, private and public offerings of equity securities, and debt financing. Since the beginning of 2019, we completed the following financing activities:

•
Between January 2019 and March 2020, we issued 2,091,395 shares of common stock upon the exercise of stock options, and 329,072 shares of common stock were purchased under our 2013 Employee Stock Purchase Plan, which generated aggregate proceeds of $35.7 million.

•
Between January 2019 and March 2020, we received proceeds of $0.3 million from the exercise of 95,585 outstanding warrants which were originally issued in a registered public offering of common stock in October 2017. As of March 31, 2020, there were warrants to purchase 415,200 shares outstanding relating to the October 2017 offering.

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
We expect our sales performance and the resulting operating income or loss, as well as the status of each of our new product development programs, will significantly impact our cash flow from operations, liquidity position and cash management decisions. In light of the COVID-19 global pandemic, we are prudently managing our use of cash. We will continue to evaluate new information as it becomes available and make changes as are considered necessary.
The following table shows a summary of our cash flows for the three months ended March 31, 2020 and 2019:

	Three Months Ended March 31,
(in thousands)	2020	2019
Net cash provided by (used in):
Operating activities	$(20,631)	$(4,124)
Investing activities	32,916	778
Financing activities	11,481	1,962
Effect of foreign exchange rate changes on cash	(456)	3
Total	$23,310	$(1,381)
Operating Activities. Net cash used in operating activities was $20.6 million for the three months ended March 31, 2020, compared to $4.1 million in the same period in 2019. The increase in net cash used in operating activities was primarily driven by changes in working capital requirements. Working capital changes in 2020 primarily consisted of increases in accounts receivable and inventories, and a decrease in employee-related liabilities, partially offset by an increase in accounts payable. Accounts receivable increased to $54.0 million at March 31, 2020 from $46.6 million at December 31, 2019, primarily due to the timing of sales. Inventories increased to $60.5 million at March 31, 2020 from $49.1 million at December 31, 2019, primarily to support the growth in our business.

Investing Activities. Net cash provided by investing activities was $32.9 million for the three months ended March 31, 2020, which was primarily related to $49.4 million in proceeds from maturities and sales of short-term investments, offset by $9.7 million of purchases of short-term investments and $6.8 million in purchases of property and equipment. Net cash provided by investing activities was $0.8 million for the three months ended March 31, 2019, which was primarily related to $45.1 million in proceeds from maturities and sales of short-term investments, offset by $42.9 million of purchases of short-term investments and $1.4 million in purchases of property and equipment.
Financing Activities. Net cash provided by financing activities was $11.5 million for the three months ended March 31, 2020, which primarily consisted of proceeds from the issuance of common stock under our stock plans. Net cash provided by financing activities was $2.0 million for the three months ended March 31, 2019, which primarily consisted of proceeds from the issuance of common stock under our stock plans.
Our liquidity position and capital requirements are subject to fluctuation based on a number of factors, including the following:

•	our ability to generate sales, the timing of those sales, the mix of products sold and the collection of receivables from period to period;

•	the timing of any additional financings, and the net proceeds raised from such financings;

•	the timing and amount of the exercise of outstanding warrants, and proceeds from the issuance of equity awards pursuant to employee stock plans;

•	fluctuations in gross margins and operating margins;

•	fluctuations in working capital, including changes in accounts receivable, inventories, accounts payable, employee-related liabilities, and operating lease liabilities; and

•	the impacts and disruptions caused by the COVID-19 global pandemic.
Our primary short-term capital needs are expected to include expenditures related to:

•	support of our commercialization efforts related to our current and future products;

•	expansion of our customer support resources for our growing installed customer base;

•	research and product development efforts, including clinical trial costs;

•	acquisitions, leasing or licensing of equipment, technology, intellectual property and other assets;

•	additional facilities leases and related tenant improvements, and manufacturing equipment to support business growth and increase manufacturing capacity; and

•	payments under licensing, development and commercialization agreements.

Although we believe the foregoing items reflect our most likely uses of cash in the short-term, we cannot predict with certainty all of our particular cash uses or the timing or amount of cash used. In addition, from time to time we may consider opportunities to acquire or license other products or technologies that may enhance our product platform or technology, expand the breadth of our markets or customer base, or advance our business strategies. Any such transaction may require short-term expenditures that may impact our capital needs. If for any reason our cash and cash equivalents balances, or cash generated from operations is insufficient to satisfy our working capital requirements, we may in the future be required to seek additional capital from public or private offerings of our equity or debt securities, or we may elect to borrow capital under new credit arrangements or from other sources. We may also seek to raise additional capital from such offerings or borrowings on an opportunistic basis when we believe there are suitable opportunities for doing so. If we issue equity or debt securities to raise additional funds, our existing stockholders may experience dilution, we may incur significant financing or debt service costs, and the new equity or debt securities may have rights, preferences and privileges senior to those of our existing stockholders. There can be no assurance that financing will be available on acceptable terms, or at all. Our ability to raise additional financing may be negatively impacted by a number of factors, including our recent and projected financial results, recent changes in and volatility of our stock price, perceptions about the dilutive impact of financing transactions, the competitive environment in our industry, uncertainties regarding the regulatory environment in which we operate and conditions impacting the capital markets more generally, including economic weakness, inflation, political instability, war and terrorism, natural disasters, incidence of illness or disease, or other events beyond our control.
Critical Accounting Policies
Our discussion and analysis of our financial condition and results of operations are based on our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America (U.S. GAAP). The preparation of these consolidated financial statements requires management to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses and the disclosure of contingent assets and liabilities in our consolidated financial statements and accompanying notes as of the date of the consolidated financial statements. We evaluate our estimates and judgments on an ongoing basis. We base our estimates on historical experience and on various other factors that we believe are reasonable under the circumstances, the results of which form the basis for making judgments about our financial condition and results of operations that are not readily apparent from other sources. Actual results may differ from these estimates.
There have been no material changes to our critical accounting policies and estimates from the information provided in Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Critical Accounting Policies Involving Management Estimates and Assumptions,” included in our Annual Report on Form 10-K for the year ended December 31, 2019.

Off-Balance Sheet Arrangements
As of March 31, 2020, we did not have any off-balance sheet arrangements.
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
Some of the financial instruments in which we invest subject us to market risk, in that a change in prevailing interest rates may cause the principal amount of the instrument to fluctuate. Other financial instruments in which we invest subject us to credit risk, in that the value of the instrument may fluctuate based on the issuer’s ability to pay. As a result of the COVID-19 global pandemic and the perceived increased credit risks associated with certain securities, credit rating agencies have issued downgrades and revised outlooks to negative for a number of issuers of the debt securities held in our short-term investments portfolio. Unrealized losses on available-for-sale debt securities at March 31, 2020 were not significant. Based on the credit quality of the available-for-sale debt securities that are in an unrealized loss position, and our current estimates of future cash flows to be collected from those securities, the Company believes the unrealized losses are not credit losses (see Note 3, “Short-Term Investments”).
Because of the short-term maturities of our financial instruments, we do not believe that an increase or decrease in market interest rates would have any significant impact on the realized value of our investment portfolio. If a 10% change in interest rates were to have occurred on March 31, 2020, this change would not have had a material effect on the fair value of our investment portfolio as of that date.
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

Item 4. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
We maintain disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (Exchange Act) that are designed to ensure that information required to be disclosed in the periodic and current reports we file with the Securities and Exchange Commission (SEC) is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate, to allow for timely decisions regarding required disclosure. In designing and evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable and not absolute assurance of achieving the desired control objectives. In reaching a reasonable level of assurance, management necessarily is required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures. In addition, the design of any system of controls is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions. Over time, controls may become inadequate because of changes in conditions, or the degree of compliance with policies or procedures may deteriorate. Control systems can also be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the control. Because of the inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and not be detected.
As of March 31, 2020, we carried out an evaluation under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based on this evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of March 31, 2020.
Changes in Internal Control over Financial Reporting
There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) during the quarter ended March 31, 2020 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION
Item 1. Legal Proceedings

Since April 1, 2020 we have been named as a defendant in four class action lawsuits. Each one was brought in response to a data breach we experienced in January 2020. Collectively, these lawsuits seek statutory, compensatory, actual, and punitive damages; declaratory and injunctive relief; disgorgement; restitution; and attorney fees, costs, and expenses from us. The four pending lawsuits are as follows:

•
On April 1, 2020, C.H., individually, and on behalf of all others similarly situated v. Tandem Diabetes Care, Inc. was filed against us in the Southern District of the United States District Court. The complaint alleges negligence and violations of the California Confidentiality of Medical Information Act (CMIA).

•
On April 8, 2020, Joseph Deluna, on behalf of himself and all others similarly situated v. Tandem Diabetes Care, Inc. was filed against us in the Central District of the United States District Court. The complaint alleges negligence and violations of the CMIA and the Federal Trade Commission Act (FTCA).

•
On April 16, 2020, Jose Lopez, individually and on behalf of all others similarly situated v. Tandem Diabetes Care, Inc. was filed against us in the Southern District of the United States District Court. The complaint alleges negligence and violations of the FTCA, the CMIA, California’s Unfair Competition Law, California’s Consumer Record Act, and the California Consumer Privacy Act. This complaint also alleges that the security incident created a breach of contract and a breach of the implied covenant of good faith and fair dealing.

•
On April 16, 2020, Samantha Henrichsen, and her minor son, A.R., individually, and on behalf of all others similarly situated v. Tandem Diabetes Care, Inc. was filed against us in the Southern District of the United States District Court. The complaint alleges negligence and violations of the CMIA, the Illinois Consumer Fraud and Deceptive Business Practices Act, and the Illinois Uniform Deceptive Trade Practices Act. This complaint also alleges that the security incident created a breach of contract.

Although we intend to vigorously defend against these claims, there is no guarantee that we will prevail. Accordingly, we are unable to determine the ultimate outcome of these lawsuits or determine the amount and range of potential loss associated with the lawsuits.
From time to time, we are involved in various other legal proceedings, disputes and other claims arising in the ordinary course of our business, including actions with respect to intellectual property, employment, product liability and contractual matters. Although the results of legal proceedings, disputes and other claims cannot be predicted with certainty, we currently believe that the final outcome of these ordinary course matters will not, individually or in the aggregate, have a material adverse effect on our business, financial position, results of operations, cash flows or future prospects. However, regardless of the outcome, legal proceedings, disputes and other claims can have an adverse impact on us because of legal costs, diversion of management time and resources, and other factors.
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
The risk factors set forth below marked with an asterisk (*) next to the title contain changes to the description of the risk factors previously disclosed in Part I, Item IA of our Annual Report.

Risks Related to Our Business and our Industry
We have incurred significant operating losses since inception and cannot assure you that we will achieve sustained profitability.*
Since our inception in January 2006, we have incurred a significant net loss. As of March 31, 2020, we had an accumulated deficit of $639.7 million. To date, we have funded our operations primarily through cash collected from product sales, private and public offerings of our equity securities, and debt financing which has since been fully repaid. We have devoted substantially all of our resources to the design, development and commercialization of our products, the scaling of our manufacturing operations and commercial organization, the research and development of our current products and products under development, and the assembly of a management team to manage our business.
We began commercial sales of our first product, t:slim, in August 2012 and our flagship pump platform, t:slim X2, in October 2016. The t:slim X2 insulin pump now represents 100% of new pump shipments. Until the third quarter of 2018 we were only selling our products in the United States.
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
To implement our business strategy and achieve consistent profitability, we need to, among other things, increase sales of our products and the gross profit associated with those sales, maintain an appropriate customer service and support infrastructure, fund ongoing R&D activities, create additional efficiencies in our manufacturing processes while adding to our capacity, and obtain regulatory clearance or approval to commercialize our products currently under development both domestically and internationally. We expect our expenses will continue to increase as we pursue these objectives and make investments in our business. Additional increases in our expenses without commensurate increases in sales could significantly increase our operating losses.
The extent of our future operating losses and the timing of our profitability are highly uncertain in light of a number of factors, including the timing of the launch of new products and product features by us and our competitors, market acceptance of our products and competitive products by people with insulin-dependent diabetes, their caregivers and healthcare providers, the timing of regulatory approval of our products and the products of our competitors, and the scope and duration of the impacts caused by the COVID-19 global pandemic. Any additional operating losses will have an adverse effect on our stockholders’ equity, and we cannot assure you that we will be able to sustain profitability.
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
Because we currently rely on sales of our t:slim X2 insulin pump and related products to generate a significant majority of our revenue, any factors that negatively impact sales of these products, or result in sales of these products increasing at a lower rate than expected, could adversely affect our business, financial condition and operating results. We believe that the COVID-19 global pandemic could have a material adverse impact on sales of our products as it could result in customers delaying their purchasing decisions or physicians pausing prescriptions for our products. It could also have the effect of magnifying the negative impact of any of the factors described above.
Public health threats, such as the COVID-19 global pandemic, could have a material adverse effect on our operations, the operations of our business partners, and the global economy as a whole.*
Public health threats and other highly communicable diseases and outbreaks could adversely impact our operations, the operations of our customers, suppliers, distributors and other business partners, as well as the healthcare system in general. For example, the COVID-19 global pandemic, which is currently affecting various parts of the world, has resulted in a rapid rise in unemployment and a sudden decrease in global economic activity, and the scope of the pandemic and its impacts is continuing to expand. While we experienced only a modest impact from the COVID-19 global pandemic to our first quarter financial results, we anticipate that our sales and operating results will be adversely impacted in future periods. We anticipate that our sales outside the United States may experience a greater proportional impact due to differences in the sales process in domestic versus international markets. In addition, the recent rise in unemployment and decrease in economic activity due to the COVID-19 global pandemic may negatively impact the affordability of our products for certain customers, which could reduce demand for our products. Further, the initiation of certain programs planned for the second quarter, such as human factors studies associated with our product development efforts, will be delayed, which could have a negative impact on our product commercialization efforts and the future demand for our products.
The COVID-19 global pandemic, or other similar outbreaks or epidemics, may have an adverse effect on the overall productivity of our workforce, and we may be required to take extraordinary measures to protect the health and safety of our employees and our business partners. For example, in March 2020, we restricted non-essential employee travel, banned visitors from all of our facilities, and transitioned those employees able to perform their job function outside of our facilities to a remote work environment. For our field-based sales and clinical employees, we have discontinued in-person activities and are utilizing technology to remotely engage healthcare providers and customers. For our employees in manufacturing and warehousing positions involved in production and fulfillment operations, we have implemented preventative measures to comply with social distancing requirements and have taken measures to help ensure safety, including requiring temperature checks for our employees before each shift. The adoption of these preventive measures have resulted in incremental costs that may negatively impact our gross margin. In addition, during the duration of the pandemic, our employees may be required to continue to operate within a remote work environment for extended periods of time due to illness, travel restrictions, government-imposed orders, school closures or for other reasons, any of which could result in reduced productivity of our workforce.

These impacts from the current pandemic, or other similar outbreaks or epidemics, could also result in delays in or the suspension of our manufacturing operations, research and product development activities, regulatory work streams, clinical development programs and other important commercial functions. In particular, if we were required to delay or suspend our manufacturing operations, we may encounter severe product shortages, which would adversely affect our results of operations and harm our reputation. We are also dependent upon our third-party suppliers for many of our product components, and the pandemic could have a material adverse impact on the operations of one or more of our suppliers, which could prevent them from delivering products to us on a timely basis, or at all. For example, our current inventory level for insulin cartridges is below targeted levels and there is no guarantee that our third-party cartridge manufacturer will be able to manufacture cartridges in the quantities we require to rebuild inventories or meet product demand. In addition, our primary infusion set manufacturer is currently working through inventory constraints and there is no guarantee they will be able to provide infusion sets in the quantities we require. If these or similar manufacturing challenges persist, it could have a negative impact on product sales and harm our reputation.
The full extent of the impact of COVID-19 on our business and operations is highly uncertain and subject to change, and will depend on a number of factors, including the scope and duration of the global pandemic. We expect any further spread of the COVID-19 global pandemic, or even the threat or perception that this could occur, or any protracted duration of decreased economic activity, could have a material adverse impact on our business, operations and financial results.
Our ability to maintain and grow our revenue depends in part on retaining a high percentage of our customer base.*
A key to maintaining and growing our revenue is the retention of a high percentage of our customers due to the potentially significant revenue generated from ongoing purchases of disposable insulin cartridges and other supplies. In addition, our pumps are designed and tested to remain effective for at least four years and a satisfied customer may consider purchasing another product from us when the time comes to replace the pump. We have developed retention programs aimed at our customers, their caregivers and healthcare providers, which include training specific to our products, ongoing support by sales and clinical employees, and technical support and customer service. Demand for our products from our existing customers could decline or could fail to increase in line with our projections as a result of a number of factors, including the introduction of competitive products, breakthroughs for the monitoring, treatment or prevention of diabetes, changes in reimbursement rates or policies, manufacturing problems, perceived safety or reliability issues with our products or components or the products of our competitors, the failure to secure regulatory clearance or approvals for products or product features in a timely manner or at all, product development or commercialization delays, the impacts and disruptions caused by the COVID-19 global pandemic, or for other reasons.
Further, the COVID-19 global pandemic has resulted in substantial restrictions on our engagement efforts with customers and healthcare providers, including through the cancellation or postponement of Company-sponsored educational events, as well as third-party conferences, trade shows and similar events. These restrictions are likely to negatively impact our ability to promote our new products and features to customers and healthcare providers, which could adversely impact our product sales and customer retention rates, as well as the strength of our brand.
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
Our primary competitors are major medical device companies that are either publicly traded companies or divisions or subsidiaries of publicly traded companies, including Insulet and Medtronic MiniMed. In addition, Eli Lilly & Co. is developing an insulin pump. There are also a number of other companies developing and marketing their own insulin delivery systems and/or related software applications, including insulin pumps and Bluetooth-enabled insulin pens to support MDI therapy. While these industry changes are significant, it is difficult to know how they will impact our business or the competitive landscape in which we operate. Our key competitors, most notably Medtronic, enjoy several competitive advantages over us, including:

•	greater financial and human resources for sales and marketing, product development, customer service and clinical resources;

•	greater ability to respond to competitive pressures, regulatory uncertainty, or challenges within the financial markets;

•	established relationships with healthcare providers, third-party payors and regulatory agencies;

•	established reputation and name recognition among healthcare providers and other key opinion leaders in the medical industry generally and the diabetes industry in particular;

•	greater market share and established base of customers;

•	larger and more established distribution networks;

•	greater ability to cross-sell products or provide incentives to healthcare providers to use their products; and

•	more experience in conducting R&D, manufacturing, clinical trials, and obtaining regulatory approval or clearance.
In some instances, our competitors offer products that include features that we do not currently offer. For instance, Insulet offers an insulin pump with a tubeless delivery system that does not utilize an infusion set.
In addition, the competitive environment in which we operate has resulted and may continue to result in competitive pressures on our manufacturers, suppliers, distributors, collaboration partners and other business constituents. For example, we have entered into development agreements with Dexcom, which provide us non-exclusive licenses to integrate various generations of Dexcom CGM technology with our insulin pump products. In the fourth quarter of 2017, Abbott launched a new blood glucose sensing technology in the United States which competes with the Dexcom CGM technology, and another CGM product with CE Mark approval was approved in the second quarter of 2018 for sale in the United States. While we are currently in discussions with Abbott to develop and commercialize integrated diabetes solutions, there can be no assurance that we will enter into a definitive agreement with Abbott, that such an agreement will be on terms favorable to us, or that this collaboration will be successful. Competitive pressures within our industry, as well as the impacts and disruptions associated with the COVID-19 pandemic could negatively impact the financial condition of our business partners, impact their ability to fulfill contractual obligations to us, and result in harm to our financial condition and operating results.
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
In addition, the rapid evolution of technology and treatment options within our industry may cause consumers to delay the purchase of our products in anticipation of advancements or breakthroughs, or the perception that advancements or breakthroughs could occur, in our products or the products offered by our competitors. It is also possible that consumers interested in purchasing any of our future products currently under development may delay the purchase of one of our current products. We anticipate that customers may delay their purchasing decisions, or physicians may pause prescriptions of our products, as a result of the COVID-19 global pandemic.
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
As guidelines in setting their coverage and reimbursement policies, many third-party payors in the United States use coverage decisions and payment amounts determined by the Centers for Medicare and Medicaid Services (CMS), which administers the U.S. Medicare program. Medicare periodically reviews its reimbursement practices for diabetes-related products, and there is uncertainty as to the future Medicare reimbursement rate for our products. In addition to the currently existing reimbursement code for insulin pumps, CMS recently established additional reimbursement codes for insulin pumps with AID and CGM integration and associated supplies. The reimbursement rates for the new codes are expected to be established in 2020, but are not yet known. We are unable to determine the effect of these new reimbursement codes on the volume of our pump sales, revenues, and operating results, until the reimbursement rates are known and other details regarding their appropriate use are published. It is also possible that CMS may review and modify the current coverage and reimbursement of diabetes-related products in connection with anticipated changes to the regulatory approval process for insulin pumps and related products, software applications and services. In addition, third-party payors that do not follow the CMS guidelines may adopt different coverage and reimbursement policies for our current and future products. It is possible that some third-party payors will not offer any coverage for our current or future products. For instance, UnitedHealthcare has designated one of our competitors as their preferred, in-network durable medical equipment provider of insulin pumps for most customers age seven or above. Unless UnitedHealthcare changes its coverage policies regarding insulin pumps, we expect this decision will prevent a majority of UnitedHealthcare members from purchasing our products. It is possible that other third-party payors may adopt similar policies in the future, which would adversely impact our ability to sell our products.
We currently have contracts establishing reimbursement for our insulin pump products with a number of national and regional third-party payors in the United States. While we may enter into additional contracts both domestically and internationally with third-party payors and add coverage for future products under our current agreements, we cannot guarantee that we will succeed in doing so or that the reimbursement contracts that we are able to negotiate will enable us to sell our products on a profitable basis. In particular, we have limited experience securing reimbursement in international markets. In addition, existing contracts with third-party payors generally can be modified or terminated by the third-party payor without cause and with little or no notice to us. Moreover, compliance with the administrative procedures or requirements of third-party payors may result in delays in processing approvals by those third-party payors for customers to obtain coverage for our products. Failure to secure or retain adequate coverage or reimbursement for our current and future products by third-party payors, or delays in processing approvals by those payors, could result in the loss of sales, which could have a material adverse effect on our business, financial condition and operating results.
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
In addition, due to the current COVID-19 global pandemic, in March 2020 we discontinued in-person activities for our field-based sales and clinical employees and are utilizing technology to remotely engage healthcare providers and customers. The duration of these restrictions on our field-based employees remains highly uncertain, and it is difficult to predict the extent of any adverse impacts on the demand for our products resulting from the restrictions.

Our financial condition and operating results are and will continue to be highly dependent on our ability to adequately promote, market and sell our t:slim X2 insulin pump and related products, and the ability of our diabetes educators to train new customers on the use of our products. If our sales and marketing representatives or diabetes educators continue to be restricted in their ability to interact with healthcare providers and customers, our sales could decrease or may not increase at levels that are in line with our forecasts.
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
We expect the management of our sales, marketing, clinical and customer service personnel will continue to place significant burdens on our management team. These burdens may be higher while we manage a remote workforce during the duration of the COVID-19 global pandemic. If we are unable to retain our personnel in line with our strategic plans, we may not be able to effectively commercialize our existing products or products under development, or enhance the strength of our brand, either of which could result in the failure of our sales to increase in line with our projections or cause sales to decline.
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

We expect to face complexities frequently encountered by companies in competitive and rapidly evolving markets, which may make it difficult to evaluate our business and forecast our future sales and operating results.
We operate in a competitive and rapidly evolving market. Important industry changes, such as the FDA approval and launch of new products by our competitors, as well as changes specific to our business, such as the timing of our launch of new products currently in development and our potential expansion of commercial sales in international markets, combine to make it more difficult for us to predict our future sales and operating results, as well as our expected timeframe to achieve profitability. The significant uncertainty resulting from the COVID-19 global pandemic will make it more difficult for us to accurately forecast our financial results and achieve sustained profitability. In assessing our business prospects, you should consider these factors as well as the various risks and difficulties frequently encountered by companies in competitive and rapidly evolving markets, particularly those companies that manufacture and sell medical devices.
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
Our ability to achieve profitability will depend, in part, on our ability to reduce the per-unit cost of our products while also increasing production volume.*
We believe our ability to reduce the per-unit cost of our insulin pumps and related products will have a significant impact on our ability to achieve profitability. Our cost of sales includes raw materials and component parts, labor costs, product training expenses, freight, reserves for expected warranty costs, royalties, scrap and charges for excess and obsolete inventories. It also includes manufacturing overhead costs, including expenses relating to quality assurance, manufacturing engineering, material procurement and inventory control, facilities, equipment, information technology and operations supervision and management. Our warranty reserves require a significant amount of judgment and are primarily estimated based on historical experience. Recently released versions of our pump may not incur warranty costs in a manner similar to previously released pumps and the launch of our mobile app also may result in unanticipated changes in historical trends.

In response to the COVID-19 global pandemic, we have taken steps to prioritize the health and safety of our employees and customers, while working to maintain a continuous supply of products, training and support. For example, for our employees involved in production and fulfillment operations, we have implemented preventative safety measures. For employees in other functions, we have adopted measures designed to help employees remain effective in a work-from-home environment. Each of these measures has resulted in us incurring unanticipated expenses that will negatively impact our gross margin and may adversely impact our ability to achieve profitability. We may also incur additional incremental expenses to help us support our ongoing operations during a period of unpredictable variability in the demand for our products.
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
In addition, the per unit cost of our products is significantly impacted by our overall production volumes, and any factors that prevent our products from achieving market acceptance, cause our production volumes to decline, result in our sales growing at a slower rate than we expect, or result in the closure of our manufacturing facilities, would significantly impact our expected per unit costs, which would adversely impact our gross margins. In addition, we may not achieve anticipated improvements in manufacturing efficiency as we undertake actions to expand our manufacturing capacity. If we are unable to effectively manage our overall costs while increasing our production volumes and lowering our per-unit costs, we may not be able to achieve or sustain profitability, which would have an adverse impact on our business, financial condition and operating results.
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

•	our inability to manufacture multiple products simultaneously while utilizing common manufacturing equipment;

•	government-mandated or voluntary closures of our manufacturing facilities; and

•	potential damage to or destruction of our manufacturing equipment or manufacturing facilities.

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
In response to the COVID-19 global pandemic, in early 2020 we initiated discussions with our key suppliers regarding their abilities to fulfill existing orders and we have continued to regularly assess their capacity. While we do not currently anticipate a significant disruption in our ability to manufacture insulin pumps and cartridges, our inventory for finished cartridges and infusion sets is below our targeted level and there is no guarantee that our third-party cartridge manufacturer will be able to manufacture cartridges in the quantities we require to rebuild inventories or meet product demand. In addition, our primary infusion set manufacturer is currently working through inventory constraints and we have asked some customers to accept substitutions of similar products to prevent delays in order fulfillment. While we are managing our inventory of cartridge and infusion set supplies, if these or similar manufacturing challenges persist, it could have a negative impact on product sales and harm our reputation.
If we and our suppliers fail to increase our production capacity to meet consumer demand while also maintaining product quality standards, obtaining and maintaining regulatory approvals, and efficiently managing costs, our sales and operating margins could be negatively impacted, which would have an adverse impact on our financial condition and operating results.
We depend on a limited number of third-party suppliers for certain components and products, and the loss of any of these suppliers, their inability to provide us with an adequate supply of components or products, or our ability to adequately forecast customer demand, could harm our business.*
We currently rely, and expect to continue to rely, on third-party suppliers to supply components of our current products and our potential future products, including our disposable cartridges. For example, we rely on plastic injection molding companies to provide plastic molded components, electronic manufacturing suppliers to provide electronic assemblies, and machining companies to provide machined mechanical components. We also purchase all of our infusion sets and pump accessories from third-party suppliers. For our business strategy to be successful, our suppliers must be able to provide us with components and products in sufficient quantities, in compliance with regulatory requirements and quality control standards, in accordance with agreed-upon specifications, at acceptable costs and on a timely basis.
Although we have long-term supply agreements with many of our suppliers, these agreements do not include long-term capacity commitments. Under most of our supply agreements, we make purchases on a purchase order basis and have no obligation to buy any given quantity of components or products until we place written orders, and our suppliers have no obligation to manufacture for us or sell to us any given quantity of components or products until they accept an order. In addition, our suppliers may encounter problems that limit their ability to manufacture components or products for us, including financial difficulties, damage to their manufacturing equipment or facilities or problems with their own suppliers. As a result, our ability to purchase adequate quantities of our components or products may be limited. If we fail to obtain sufficient quantities of high-quality components to meet demand on a timely basis, we could lose customer orders, our reputation may be harmed, and our business could suffer.
We generally use a small number of suppliers for our components and products, some of which are located outside the United States including China and Mexico. Depending on a limited number of suppliers exposes us to risks, including limited control over cost such as tariffs, availability, quality and delivery schedules. Moreover, in some cases, we do not have long-standing relationships with our manufacturers and may not be able to convince suppliers to continue to make components available to us unless there is demand for such components from their other customers. As a result, there is a risk that certain components could be discontinued and no longer available to us. We have in the past been, and we may in the future be, required to make significant “last time” purchases of component inventories that are being discontinued by the manufacturer to ensure supply continuity. If any one or more of our suppliers cease to provide us with sufficient quantities of components in a timely manner or on terms acceptable to us, we would have to seek alternative sources of supply. Because of factors such as the proprietary nature of our products, our quality control standards and applicable regulatory requirements, we cannot quickly engage additional or replacement suppliers for some of our critical components. These risks associated with the procurement of critical components from a limited number of suppliers may be increased as a result of the COVID-19 global pandemic. Failure of any of our suppliers to deliver products at the level our business requires could harm our reputation and limit our ability to meet our sales projections, which could have a material adverse effect on our business, financial condition and operating results.
We place orders with our suppliers using our forecasts of customer demand, which are based on a number of assumptions and estimates, in advance of purchase commitments from our customers. As a result, we incur inventory and manufacturing costs in advance of anticipated sales, which sales ultimately may not materialize or may be lower than expected. If we overestimate customer demand, we may experience higher inventory carrying costs and increased excess or obsolete inventory, which would negatively impact our results of operations. We expect it will be particularly difficult to accurately forecast demand during the global pandemic.
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

Our business operations are primarily located in San Diego, California, and any disruption at one of our facilities could adversely affect our business and operating results.*
Substantially all of our current operations are conducted in San Diego, California, including our manufacturing processes, R&D activities and management and administrative functions. In addition, the majority of our inventories of component supplies and finished goods is stored at two facilities in San Diego. We also store finished goods at third-party warehouses in Texas for the fulfillment of certain customer orders. In the second half of 2019, we commenced limited customer and technical support activities in Boise, Idaho. We expect our operations in Boise to expand substantially during 2020. We take precautions to safeguard our facilities, including by acquiring insurance, employing back-up generators, adopting health and safety protocols and utilizing off-site storage of computer data. However, vandalism, terrorism or a natural disaster, such as an earthquake, fire or flood, or other catastrophic event, could damage or destroy our manufacturing equipment or our inventories of component supplies and finished goods, cause substantial delays in our operations, result in the loss of key information, result in reduced sales, and cause us to incur additional expenses. Our insurance coverage may not be sufficient to provide coverage with respect to the damages incurred in any particular case, and our insurance carrier may deny coverage with respect to all or a portion of our claims. Regardless of the level of insurance coverage or other precautions taken, damage to our facilities may have a material adverse effect on our business, financial condition and operating results.
We may not experience the anticipated operating efficiencies from the transition of our manufacturing and warehousing operations.*
At the beginning of 2018 we completed the transition of our manufacturing operations to our Barnes Canyon facility, and during the fourth quarter of 2019 we commenced operations at a new logistics warehouse in San Diego. We expect that both of these actions will allow for future capacity for product manufacturing and warehousing expansion. However, we may not experience the anticipated operating efficiencies at either facility. In addition, beginning in 2020 we outsourced a portion of our cartridge manufacturing demand to an experienced third-party contract manufacturer. If we fail to achieve the operating efficiencies that we anticipate, our manufacturing and operating costs may be greater than expected, which would have a material adverse impact on our operating results. In addition, we or our contract manufacturers may encounter problems during manufacturing for a variety of reasons, including failure to follow specific protocols and procedures, failure to comply with applicable regulations, equipment malfunction, component part supply constraints and environmental factors, any of which could delay or impede our ability to meet customer demand and have a material adverse impact on our business, financial condition and operating results. In addition, because of the custom nature of our cartridge manufacturing process and product components, and the highly regulated nature of our products overall, in the event of any problems with our contract manufacturer, we may not be able to quickly establish additional or alternative arrangements.
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
Additionally, we may not be in a position to exercise sole decision-making authority regarding a collaboration, licensing or other similar arrangement, which could create the potential risk of creating impasses on decisions. Further, our collaborators and business partners may have economic or business interests or goals that are, or that may become, inconsistent with our business interests or goals. It is possible that conflicts may arise with our collaborators and other business partners, such as conflicts concerning the achievement of performance milestones, or the interpretation of significant terms under any agreement, such as those related to financial obligations, termination rights or the ownership or control or other licenses of intellectual property rights. If any conflicts arise with our current or future collaborators, they may act in their self-interest, which may be adverse to our best interest, and they may breach their obligations to us. In addition, we have limited control over the amount and timing of resources that our current collaborators, such as Dexcom and TypeZero, or any future collaborators devote to our arrangement with them or our future products. Disputes between us and our current, future or potential collaborators may result in litigation or arbitration which would increase our expenses and divert the attention of our management. Further, these transactions and arrangements are contractual in nature and may be terminated or dissolved under the terms of the applicable agreements and, in such event, we may not continue to have rights to the products relating to such transaction or arrangement or may need to purchase such rights at a premium.
For example, we have entered into multiple development agreements with Dexcom, which provide us non-exclusive licenses to integrate various currently available generations of Dexcom CGM technology with our insulin pump products. Our agreements with Dexcom related to G5 and G6 CGM currently run until June 2021 with automatic one-year renewals unless a party provides prior notice to the contrary. Under certain circumstances, these agreements may be terminated by either party without cause or on short notice. Our current agreements with Dexcom do not grant us rights to integrate future generations of Dexcom CGM technology with any of our current or future products. Termination of any of our agreements with Dexcom would require us to redesign certain current products and products under development, and attempt to integrate an alternative CGM system into our insulin pump systems, which would require significant development and regulatory activities that could result in an interruption or substantial delay in the availability of the product to our customers. The termination of our existing commercial agreements with Dexcom would disrupt our ability to commercialize our existing products and our development of future products, which could have a material adverse impact on our financial condition and results of operations, negatively impact our ability to compete and cause our stock price to decline.
We operate our business in regions subject to natural disasters and other catastrophic events, and any disruption to our business resulting from natural disasters will adversely affect our revenue and results of operations.*
We operate our business in regions subject to natural disasters, including earthquakes, hurricanes, floods, fires and other catastrophic events. For example, a portion of our office facilities located in San Diego are in an area that is prone to flooding, which has occasionally temporarily disrupted our business operations. Any natural disaster could adversely affect our ability to conduct business and provide products and services to our customers, and the insurance we maintain may not be adequate to cover our losses resulting from any business interruption resulting from a natural disaster or other catastrophic events. Any future disruptions to our operations could have a material adverse impact on our financial condition and results of operations in future periods.
A security breach or other significant disruption to our information technology systems, or failures of our pumps’ software to perform as we anticipate, could materially disrupt our operations or result in the loss, theft, misuse, unauthorized disclosure, or unauthorized access to sensitive information relating to our customers, suppliers, employees or other individuals, which could damage our relationships, expose us to litigation or regulatory proceedings, or harm our reputation, any of which could have an adverse and material effect on our business, financial condition and operating results.*
The efficient operation of our business depends on our information technology and communication systems, as well as those of our third-party business partners. We rely on such systems to effectively store, process and transit proprietary sales and marketing data, accounting and financial functions, manufacturing and quality records, inventory management, product development tasks, research and development data, customer service and technical support functions. Our information technology systems, including those that support t:connect, our current and future mobile applications, as well as those involved in the operation of our Tandem Device Updater, are vulnerable to damage or interruption from a number of causes, including earthquakes, fires, floods and other natural disasters, terrorist attacks, attacks by computer viruses or hackers, malware, ransomware or other destructive software, cyber-attacks, power losses, and computer system or data network failures. Should any of those risks occur, it could adversely impact the availability, confidentiality and integrity of information assets contained in those systems.
Our business also involves the storage and transmission of a substantial amount of confidential, personal, or other sensitive information, including health information and other personal information relating to our customers, the personal information of our employees and other individuals, and our proprietary, financial, operational or strategic information. Should any of the foregoing risks occur, it could also result in the loss, theft, misuse, unauthorized disclosure, or unauthorized access of such sensitive information, which could lead to significant reputational or competitive harm, litigation involving us or our business partners, regulatory proceedings, or substantial liabilities, fines, penalties or expenses. As a result, we strive to maintain and regularly update reasonable security measures, and to respond quickly and effectively if and when data security incidents do occur. Like many businesses, we are subject to numerous data privacy and security risks, including threats arising from computer viruses or hackers, cyber-attacks and ransomware attacks. We are unable to predict the direct or indirect impact of any such incidents to our business. Further, many of our service providers are subject to similar risks. Whether or not our security measures and those of our service providers are ultimately successful, our expenditures on those measures could have an adverse impact on our financial condition and results of operations, and divert management’s attention from pursuing our strategic objectives.
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
We experienced a breach of our information technology systems on or around January 17, 2020.*
On January 17, 2020, we learned that an unauthorized person gained access to an employee’s email account through a cyber-attack commonly known as “phishing.” We investigated the incident, and learned that a limited number of our employee email accounts may have been accessed by an unauthorized user in a similar manner between January 17, 2020 and January 20, 2020. Our continued investigation indicated that customer information, as well as proprietary Company information, may have been contained in one or more of the employee email accounts affected by the incident. Our investigation has not determined whether an unauthorized person viewed any such information. As a result of this incident, we have been named a defendant in four putative class action lawsuits that we are aware of. The risks posed by these lawsuits include civil monetary damages, attorney fees and costs, other legal penalties, reputational damage, loss of goodwill, and competitive harm.

If we are found to have violated laws concerning the privacy and security of patient health information or other personal information, we could be subject to civil or criminal penalties, which could increase our liabilities and harm our reputation or our business.*
There are a number of domestic and international laws protecting the privacy and security of personal information. These laws include the U.S. Health Insurance Portability and Accountability Act of 1996 (HIPAA) and related regulations, U.S. state laws, Canada’s Personal Information and Electronic Documents Act (PIPEDA), the EU’s General Data Protection Regulation (GDPR), EU member states directives, or similar applicable laws. These laws place limits on how we may collect, use, share and store medical information and other personal information, and they impose obligations to protect that information against unauthorized access, use, loss, and disclosure. The putative class action lawsuits described above allege violations of some of these laws.
If we, or any of our service providers who have access to the personal data for which we are responsible, are found to be in violation of the privacy or security requirements of HIPAA, PIPEDA, GDPR, or applicable U.S. state laws, we could be subject to civil or criminal penalties, which could increase our liabilities, harm our reputation and have a material adverse effect on our business, financial condition and operating results. Although we utilize a variety of measures to secure the data that we control, even compliant entities can experience security breaches or have inadvertent failures despite employing reasonable practices and safeguards.
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

•	different regulatory requirements for product approvals in foreign countries;

•	differing U.S. and foreign medical device import and export rules;

•	more restrictive privacy laws relating to personal information of end-users and employees, including GDPR;

•	reduced protection for our intellectual property rights in foreign countries;

•	unexpected changes in tariffs, trade barriers and regulatory requirements;

•	different reimbursement systems;

•	economic weakness, including inflation, or political instability in particular foreign economies and markets;

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
We may seek to grow our business through acquisitions of complementary products or technologies, and the failure to successfully manage acquisitions, or the failure to integrate them with our existing business, could have a material adverse effect on our business, financial condition and operating results.*
From time to time, we may consider opportunities to acquire other products or technologies that may enhance our product platform or technology, expand the breadth of our markets or customer base, or advance our business strategies. Potential acquisitions involve numerous risks, including:

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
Risks Related to Our Financial Results and Need for Financing
We may need or otherwise determine to raise additional funds in the future and if we are unable to raise additional funds when necessary or desirable, we may not be able to achieve our strategic objectives.*
At March 31, 2020, we had $160.2 million in cash, cash equivalents and short-term investments. Our management expects the continued growth of our business, including the expansion of our customer service infrastructure to support our growing base of customers, our plans to expand commercial sales of our products outside of the United States, the growth of our manufacturing and warehousing operations, increase the size of our facility footprint due to increasing headcount and additional R&D activities, will continue to increase our expenses. In addition, the amount of our future product sales is difficult to predict and actual sales may not be in line with our forecasts. Accordingly, our future capital requirements will depend on many factors, including:

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

•	the expenses associated with developing and commercializing our proposed products or technologies;

•	the costs associated with maintaining and expanding our customer service infrastructure;

•	the cost of obtaining and maintaining regulatory clearance or approval for our products and our manufacturing facilities;

•	the cost of ongoing compliance with legal and regulatory requirements;

•	the expenses we incur in connection with potential litigation or governmental investigations;

•	expenses we may incur or other financial commitments we may make in connection with current and potential new business or commercial collaborations, development agreements or licensing arrangements;

•	anticipated or unanticipated capital expenditures;

•	unanticipated general and administrative expenses; and

•	impacts and disruptions resulting from geopolitical actions, including war and terrorism, natural disasters, or incidence of disease.

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

Each of these factors may be negatively impacted by the COVID-19 global pandemic, which could have the effect of causing greater fluctuations in our operating results in future periods.
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
Risks Related to Our Intellectual Property and Potential Litigation
Our ability to protect our intellectual property and proprietary technology is uncertain.*
We rely primarily on patent, trademark and trade secret laws, as well as confidentiality and non-disclosure agreements, to protect our proprietary technologies. As of March 31, 2020, our patent portfolio consisted of approximately 125 issued U.S. patents and 85 pending U.S. patent applications. Of these, our issued U.S. patents expire between approximately 2021 and 2036. We are also seeking patent protection for our proprietary technologies in other countries throughout the world. In addition, we also have 34 trademark registrations, including 14 U.S. trademark registrations and 20 foreign trademark registrations.
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

Before we can market or sell a new regulated product or a significant modification to an existing product in the United States, we must obtain either clearance under Section 510(k) of the FDCA or approval of a pre-market approval (PMA) application from the FDA, unless an exemption from pre-market review applies. In the 510(k) clearance process, the FDA must determine that a proposed device is “substantially equivalent” to a device legally on the market, known as a “predicate” device, with respect to intended use, technology and safety and effectiveness, in order to clear the proposed device for marketing. Clinical data is sometimes required to support substantial equivalence. The PMA pathway requires an applicant to demonstrate the safety and effectiveness of the device based on extensive data. The PMA process is typically required for devices that are deemed to pose the greatest risk, such as life-sustaining, life-supporting or implantable devices. Products that are approved through a PMA application generally need FDA approval before they can be modified. Similarly, some modifications made to products cleared through the 510(k) clearance process may require a new 510(k) submission. The process of obtaining regulatory clearances or approvals to market a medical device can be costly and time-consuming, and we may not be able to obtain these clearances or approvals on a timely basis or at all for our proposed products.
During the first quarter of 2020 we submitted a 510(k) relating to an expanded age indication for use for our Control-IQ technology, for children 6 to 13 years of age. We may pursue 510(k) clearance for additional products or product modifications in the future. If the FDA requires us to go through a more rigorous examination for future products or modifications to existing products than we had expected, our product introductions or modifications could be delayed or canceled, which could cause our sales to decline or to not increase in line with our forecasts.
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
The PPACA imposed, among other things, an excise tax of 2.3% on any entity that manufactures or imports medical devices offered for sale in the United States, starting January 1, 2013. In December 2019, the medical device excise tax was repealed. Prior to the repeal, the tax had been suspended for calendar years 2016, 2017, 2018 and 2019. As a result of the repeal and the prior moratorium, sales of taxable medical devices after December 31, 2015, are not subject to the tax. We do not believe that our products were subject to this tax based on the retail exemption under applicable Treasury Regulations. However, the availability of this exemption is subject to interpretation by the Internal Revenue Service (IRS) and the IRS may disagree with our analysis. Additionally, Congress could enact future legislation or further change the law related to the medical device tax in a manner that could adversely affect us. The financial impact such taxes could have on our business is unclear and there can be no assurance that our business would not be materially adversely affected.
Risks Related to Our Common Stock
The price of our common stock may continue to fluctuate significantly.
The trading price of our common stock has been volatile in recent years. We believe our stock price has been, and will continue to be, subject to wide fluctuations in response to a variety of factors, including the following:

•	actual or anticipated fluctuations in our financial and operating results from period to period;

•	our actual or perceived need for additional capital to fund our operations;

•	market acceptance of our current products and products under development, and the recognition of our brand;

•	introduction of proposed products, technologies or treatment techniques by us or our competitors;

•	announcements of significant contracts, acquisitions or divestitures by us or our competitors;

•	regulatory approval of our products or the products of our competitors, or the failure to obtain such approvals on the projected timeline or at all;

•	speculative trading practices of market participants;

•	issuance of securities analysts’ reports or recommendations;

•	threatened or actual litigation and government investigations;

•	sales of shares of our common stock by our employees, directors or principal stockholders; and

•	general political or economic conditions, including the impacts and disruptions caused by the COVID-19 global pandemic.
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
On December 22, 2017, President Trump signed into law the Tax Cuts and Jobs Act (2017 Tax Act) which significantly reforms the Internal Revenue Code of 1986, as amended (the Code). The 2017 Tax Act, among other things, includes changes to U.S. federal tax rates, imposes significant additional limitations on the deductibility of interest, allows for the expensing of capital expenditures, and puts into effect the migration from a “worldwide” system of taxation to a territorial system. We do not expect tax reform to have a material impact on our projection of minimal cash taxes. Our net deferred tax assets and liabilities were revalued at the newly-enacted U.S. corporate rate, and the impact was recognized in our tax expense, offset by a full valuation allowance, in the year of enactment. We continue to examine the impact that this tax reform legislation may have on our business. The impact of this tax reform on holders of our common stock is uncertain and could be adverse.
Our ability to use our net operating loss carryforwards and certain other tax attributes may be limited.
As of December 31, 2019, we had federal net operating loss (NOL) carryforwards of approximately $248.7 million, which includes the reduction recorded in 2019 discussed below. Of the total federal net operating loss carryforwards, $208.5 million will begin to expire in 2026, unless previously utilized. If there is an “ownership change” with respect to our company, as defined under Section 382 of the Code, the utilization of our NOL and research credit carryforwards may be subject to substantial limitations imposed by the Code, and similar state provisions. Limitations imposed on our ability to utilize NOL carryforwards could cause U.S. federal income taxes to be paid earlier than would be paid if such limitations were not in effect and could cause NOL carryforwards to expire unused, in each case reducing or eliminating the benefit of our NOL carryforwards. In general, an ownership change occurs whenever there is a shift in ownership of our company by more than 50% by one or more 5% stockholders over a specified time period.
We have completed an analysis through December 31, 2018 to determine whether our net operating losses and credits are likely to be limited by Section 382. Based on this study, the Company determined that offerings of our securities caused an ownership change, as defined under Section 382, in 2018 and the resulting limitation significantly reduced the Company’s ability to utilize its net operating loss and credit carryovers before they expire. As a result, in 2019 the Company significantly reduced its deferred tax assets for the net operating loss and research credit carryforwards that are projected to expire unused. In addition, future ownership changes under Section 382 may further limit the Company’s ability to fully utilize any remaining tax benefits.
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
In response to the COVID-19 global pandemic, The CARES Act was enacted on March 27, 2020, to provide aid and economic stimulus to the economy. Among other provisions, the CARES Act eliminates the 80% NOL limitation for tax years 2018, 2019, and 2020, and allows NOLs generated in those years to be carried back for five years. Due to the recent enactment of the CARES Act, we are currently unable to quantify the impact that the CARES Act will have on our financial position, results of operations or cash flows, although we do not anticipate the impact to be significant.
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

Item 6.	Exhibits

		Incorporated by Reference				Provided Herewith
Exhibit Number	Exhibit Description	Form	File No.	Date of First Filing	Exhibit Number
10.1†	License Agreement, dated July 14, 2016, by and between Tandem Diabetes Care, Inc. and TypeZero Technologies, LLC					X
10.2*	Tandem Diabetes Care, Inc. 2020 Senior Management Cash Bonus Plan.					X
31.1	Certification of John F. Sheridan, Chief Executive Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					X
31.2	Certification of Leigh A. Vosseller, Chief Financial Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					X
32.1**	Certification of John F. Sheridan, Chief Executive Officer, pursuant to U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					X
32.2**	Certification of Leigh A. Vosseller, Chief Financial Officer, pursuant to U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					X
101.INS	XBRL Instance Document.					X
101.SCH	XBRL Taxonomy Extension Schema Document.					X
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.					X
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.					X
101.LAB	XBRL Taxonomy Extension Label Linkbase Document.					X
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.					X
104	Cover Page Interactive Data File (embedded within the Inline XBRL Document)					X

†	Certain confidential portions of this exhibit were omitted because the identified confidential portions (i) are not material, and (ii) would be competitively harmful if publicly disclosed.

*	Indicates management contract or compensatory plan.

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

Tandem Diabetes Care, Inc.

Dated: April 30, 2020	By:	/s/ John F. Sheridan
John F. Sheridan President and Chief Executive Officer (on behalf of the registrant and as the registrant’s Principal Executive Officer)

Dated: April 30, 2020	By:	/s/ Leigh A. Vosseller
Leigh A. Vosseller Executive Vice President, Chief Financial Officer and Treasurer (on behalf of the registrant and as the registrant’s Principal Financial and Accounting Officer)