Form 10-Q
period 2020-06-30
TANDEM DIABETES CARE INC
filed 2020-07-30
CIK 1438133

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
____________________________________________________________________________________________
FORM 10-Q
_____________________________________________________________________________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended June 30, 2020
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.   ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No   ☒
As of July 22, 2020, there were 60,906,146 shares of the registrant’s Common Stock outstanding.

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
TANDEM DIABETES CARE, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except par value)

	June 30,	December 31,
	2020	2019
	(Unaudited)	(Note 1)
Assets
Current assets:
Cash and cash equivalents	$222,479	$51,175
Short-term investments	203,806	125,283
Accounts receivable, net	45,031	46,585
Inventories	62,263	49,073
Prepaid and other current assets	6,100	4,025
Total current assets	539,679	276,141
Property and equipment, net	44,385	32,923
Operating lease right-of-use assets	21,553	15,561
Other long-term assets	10,622	1,485
Total assets	$616,239	$326,110
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$16,371	$17,745
Accrued expenses	4,563	8,014
Employee-related liabilities	25,731	28,320
Deferred revenue	4,642	3,869
Common stock warrants	39,625	23,509
Operating lease liabilities	9,306	6,320
Other current liabilities	14,069	11,619
Total current liabilities	114,307	99,396
Convertible senior notes, net - long-term	195,344	—
Operating lease liabilities - long-term	17,632	14,063
Other long-term liabilities	21,252	17,672
Total liabilities	348,535	131,131
Commitments and contingencies (Note 10)
Stockholders’ equity:
Common stock, $0.001 par value; 200,000 shares authorized, 60,787 and 59,396 shares issued and outstanding at June 30, 2020 (unaudited) and December 31, 2019, respectively.	61	59
Additional paid-in capital	934,402	819,626
Accumulated other comprehensive income	43	122
Accumulated deficit	(666,802)	(624,828)
Total stockholders’ equity	267,704	194,979
Total liabilities and stockholders’ equity	$616,239	$326,110
See accompanying notes to unaudited condensed consolidated financial statements.

TANDEM DIABETES CARE, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
(Unaudited)
(In thousands, except per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Sales	$109,236	$93,255	$207,162	$159,250
Cost of sales	54,846	43,351	102,511	75,993
Gross profit	54,390	49,904	104,651	83,257
Operating expenses:
Selling, general and administrative	50,440	40,565	100,157	75,524
Research and development	15,987	11,204	30,104	20,594
Total operating expenses	66,427	51,769	130,261	96,118
Operating loss	(12,037)	(1,865)	(25,610)	(12,861)
Other income (expense), net:
Interest and other income	412	786	1,138	1,543
Interest and other expense	(3,221)	(9)	(3,221)	(16)
Change in fair value of common stock warrants	(14,336)	(424)	(16,258)	(13,170)
Total other income (expense), net	(17,145)	353	(18,341)	(11,643)
Loss before income taxes	(29,182)	(1,512)	(43,951)	(24,504)
Income tax benefit	(2,075)	—	(1,977)	—
Net loss	$(27,107)	$(1,512)	$(41,974)	$(24,504)
Other comprehensive loss:
Unrealized gain on short-term investments	$105	$101	$147	$151
Foreign currency translation gain (loss)	183	20	(226)	24
Comprehensive loss	$(26,819)	$(1,391)	$(42,053)	$(24,329)

Net loss per share, basic and diluted	$(0.45)	$(0.03)	$(0.70)	$(0.42)
Weighted average shares used to compute basic and diluted net loss per share	60,424	58,219	60,082	57,996
See accompanying notes to unaudited condensed consolidated financial statements.

TANDEM DIABETES CARE, INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(Unaudited)
(In thousands)

Three Months Ended June 30, 2020

	Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Total Stockholders’ Equity
	Shares	Amount
Balance at March 31, 2020	60,071	$60	$847,056	$(245)	$(639,695)	$207,176
Exercise of stock options	453	1	12,254	—	—	12,255
Issuance of common stock for Employee Stock Purchase Plan	229	—	4,916	—	—	4,916
Exercise of common stock warrants	34	—	2,029	—	—	2,029
Equity component of convertible note issuance, net of issuance cost	—	—	85,803	—	—	85,803
Purchase of capped call options related to convertible notes	—	—	(34,069)	—	—	(34,069)
Stock-based compensation	—	—	16,413	—	—	16,413
Unrealized gain on short-term investments, net of deferred tax reversal	—	—	—	105	—	105
Foreign currency translation adjustments	—	—	—	183	—	183
Net loss	—	—	—	—	(27,107)	(27,107)
Balance at June 30, 2020	60,787	$61	$934,402	$43	$(666,802)	$267,704

Six Months Ended June 30, 2020

	Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Total Stockholders’ Equity
	Shares	Amount
Balance at December 31, 2019	59,396	$59	$819,626	$122	$(624,828)	$194,979
Exercise of stock options	1,126	2	23,728	—	—	23,730
Issuance of common stock for Employee Stock Purchase Plan	229	—	4,916	—	—	4,916
Exercise of common stock warrants	36	—	2,036	—	—	2,036
Fair value of common stock warrants at time of exercise	—	—	141	—	—	141
Equity component of convertible note issuance, net of issuance cost	—	—	85,803	—	—	85,803
Purchase of capped call options related to convertible notes	—	—	(34,069)	—	—	(34,069)
Stock-based compensation	—	—	32,221	—	—	32,221
Unrealized gain on short-term investments	—	—	—	147	—	147
Foreign currency translation adjustments	—	—	—	(226)	—	(226)
Net loss	—	—	—	—	(41,974)	(41,974)
Balance at June 30, 2020	60,787	$61	$934,402	$43	$(666,802)	$267,704
See accompanying notes to unaudited condensed consolidated financial statements.

Three Months Ended June 30, 2019

	Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Total Stockholders’ Equity
	Shares	Amount
Balance at March 31, 2019	57,982	$58	$743,930	$41	$(623,067)	$120,962
Exercise of stock options	364	—	5,579	—	—	5,579
Issuance of common stock for Employee Stock Purchase Plan	168	—	2,951	—	—	2,951
Exercise of common stock warrants	75	—	262	—	—	262
Fair value of common stock warrants at time of exercise	—	—	4,569	—	—	4,569
Stock-based compensation	—	—	12,413	—	—	12,413
Unrealized gain on short-term investments	—	—	—	101	—	101
Foreign currency translation adjustments	—	—	—	20	—	20
Net loss	—	—	—	—	(1,512)	(1,512)
Balance at June 30, 2019	58,589	$58	$769,704	$162	$(624,579)	$145,345

Six Months Ended June 30, 2019

	Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Total Stockholders’ Equity
	Shares	Amount
Balance at December 31, 2018	57,554	$57	$731,306	$(13)	$(600,075)	$131,275
Exercise of stock options	774	1	7,477	—	—	7,478
Issuance of common stock for Employee Stock Purchase Plan	168	—	2,951	—	—	2,951
Exercise of common stock warrants	93	—	326	—	—	326
Fair value of common stock warrants at time of exercise	—	—	5,479	—	—	5,479
Stock-based compensation	—	—	22,165	—	—	22,165
Unrealized gain on short-term investments	—	—	—	151	—	151
Foreign currency translation adjustments	—	—	—	24	—	24
Net loss	—	—	—	—	(24,504)	(24,504)
Balance at June 30, 2019	58,589	$58	$769,704	$162	$(624,579)	$145,345
See accompanying notes to unaudited condensed consolidated financial statements.

TANDEM DIABETES CARE, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(In thousands)

	Six Months Ended June 30,
	2020	2019
Operating Activities
Net loss	$(41,974)	$(24,504)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization expense	4,035	2,946
Amortization of debt discount and debt issuance costs	2,457	—
Provision for expected credit losses	1,529	797
Provision (recovery) for inventory obsolescence	(81)	1,018
Change in fair value of common stock warrants	16,258	13,170
Amortization of discount on short-term investments	(1,127)	(166)
Benefit for deferred income taxes	(2,126)	—
Stock-based compensation expense	32,286	22,156
Other	36	26
Changes in operating assets and liabilities:
Accounts receivable, net	(50)	(13,988)
Inventories	(13,181)	(8,454)
Prepaid and other current assets	(2,101)	(2,533)
Other long-term assets	6	(415)
Accounts payable	(324)	2,206
Accrued expenses	(3,455)	1,851
Employee-related liabilities	(3,094)	(140)
Deferred revenue	2,668	2,539
Other current liabilities	2,428	(1,050)
Other long-term liabilities	678	3,985
Net cash used in operating activities	(5,132)	(556)
Investing Activities
Purchases of short-term investments	(166,984)	(74,164)
Proceeds from maturities of short-term investments	54,709	67,050
Proceeds from sales of short-term investments	35,027	1,400
Purchases of property and equipment	(16,552)	(8,169)
Acquisition of intangible assets	(4,805)	—
Net cash used in investing activities	(98,605)	(13,883)
Financing Activities
Proceeds from issuance of convertible senior notes, net of $8,809 debt issuance costs	278,691	—
Purchase of capped call options related to convertible senior notes	(34,069)	—
Proceeds from issuance of common stock under Company stock plans	28,645	10,429
Proceeds from exercise of common stock warrants	2,036	326
Net cash provided by financing activities	275,303	10,755
Effect of foreign exchange rate changes on cash	(262)	15
Net increase (decrease) in cash and cash equivalents	171,304	(3,669)
Cash and cash equivalents at beginning of period	51,175	41,826
Cash and cash equivalents at end of period	$222,479	$38,157
Supplemental disclosures of cash flow information
Income taxes paid	$131	$55
Supplemental schedule of non-cash investing and financing activities
Right-of-use assets obtained in exchange for operating lease obligations	$8,805	$11,445
Property and equipment included in accounts payable	$977	$239
Intangible costs in accounts payable and other long-term liabilities	$2,348	$—
See accompanying notes to unaudited condensed consolidated financial statements.

TANDEM DIABETES CARE, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
1. Organization and Basis of Presentation
The Company
Tandem Diabetes Care, Inc. is a medical device company with an innovative approach to the design, development and commercialization of products for people with insulin-dependent diabetes. The Company is incorporated in the state of Delaware. Unless the context requires otherwise, the terms the “Company” or “Tandem” refer to Tandem Diabetes Care, Inc., together with its wholly-owned subsidiaries in the U.S. and Canada.
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
The Company has commercially launched seven insulin pumps in the United States since 2012 and two pumps outside the United States since 2018. Four of the insulin pumps have featured integration with CGM technology, of which two have also featured an automated insulin delivery (AID) algorithm. In June 2018, the t:slim X2 was the first insulin pump designated as compatible with integrated CGM (iCGM) devices; in February 2019, the t:slim X2 was the first insulin pump in a new device category called Alternate Controller Enabled Infusion Pumps (ACE pumps); and in December 2019, Control-IQ technology for the t:slim X2 insulin pump was the first automated insulin dosing software in a new interoperable automated glycemic controller category. The Company believes that the three new classifications by the United States Food and Drug Administration (FDA) for the interoperability of devices for AID will help support continued rapid innovation by streamlining the regulatory pathway for integrated products in the United States.
As of June 30, 2020, the Company had $426.3 million in cash and cash equivalents and short-term investments. The Company has incurred operating losses since its inception and had an accumulated deficit of $666.8 million as of June 30, 2020, which included a net loss of $42.0 million for the six months ended June 30, 2020. Management believes that the cash, cash equivalents and short-term investments on hand will be sufficient to satisfy the Company’s liquidity requirements for at least the next 12 months from the date of this filing.
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
The condensed consolidated financial statements include the accounts of Tandem Diabetes Care, Inc. and its wholly-owned subsidiaries in the U.S. and Canada. All significant intercompany balances and transactions have been eliminated in consolidation.
The functional currency of the Company’s foreign subsidiary is the local currency. The Company translates the financial statements of its foreign subsidiary into U.S. dollars using period-end exchange rates for assets and liabilities and average exchange rates for each period for revenue, costs and expenses. Translation related adjustments are included in comprehensive loss and in accumulated other comprehensive income (loss) in the stockholders’ equity section of the Company’s condensed consolidated balance sheets. Foreign exchange gains or losses resulting from balances denominated in a currency other than the functional currency are recognized in interest and other income, or interest and other expense, in the Company’s condensed consolidated statements of operations.
Reclassification
Prior year amounts related to the presentation of proceeds from maturities and sales of short-term investments on the Company’s condensed consolidated statement of cash flows, have been reclassified to conform to the current year presentation.
2. Summary of Significant Accounting Policies
There have been no material changes to the Company’s significant accounting policies during the six months ended June 30, 2020, as compared to those disclosed in the Annual Report, with the exception of policies put in place with regards to the Convertible Senior Notes.
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
Accounts Receivable
The Company grants credit to various customers in the ordinary course of business and is paid directly by customers who use the products, distributors and third-party insurance payors. The Company maintains an allowance for its current estimate of expected credit losses. Provisions for expected credit losses are estimated based on historical experience, assessment of specific risk, review of outstanding invoices, forecasts about the future, and various assumptions and estimates that are believed to be reasonable under the circumstances, which included the Company’s estimates of credit risks as a result of the novel coronavirus pandemic (COVID-19 global pandemic). Uncollectible accounts are written off against the allowance after appropriate collection efforts have been exhausted and when it is deemed that a balance is uncollectible.
Fair Value of Financial Instruments
The carrying amounts of cash and cash equivalents, accounts receivable, accounts payable, accrued expenses, and employee-related liabilities are reasonable estimates of their fair values because of the short-term nature of these assets and liabilities. Short-term investments are carried at fair value. The Company determined the fair value of its convertible senior notes at June 30, 2020 to be $329.4 million, based on Level 2 quoted market prices as of that date (see Note 7, “Convertible Senior Notes”). The estimated fair value of certain of the Company’s common stock warrants was determined using the Black-Scholes pricing model as of June 30, 2020 and December 31, 2019 (see Note 5, “Fair Value Measurements”).
Operating Lease Right-of-Use Assets and Liabilities
In February 2016, the FASB issued ASU No. 2016-02, Leases. The new standard and its related amendments (collectively referred to as ASC 842) requires lessees to recognize right-of-use assets and corresponding lease liabilities for all leases with lease terms of greater than 12 months. The new standard was effective for the Company starting in the first quarter of 2019. The Company adopted the new standard using the modified retrospective approach and recognized right-of-use leased assets and corresponding operating lease liabilities of $12.4 million on the consolidated balance sheet as of January 1, 2019. The Company did not restate prior periods. Deferred rent of $1.0 million and $3.8 million as of January 1, 2019 was reclassified from other current liabilities and deferred rent long-term, respectively, to a reduction of the right-of-use leased assets in connection with the adoption of the standard.
Lease right-of-use assets represent the Company’s right to use an underlying asset for the lease term and lease liabilities represent their obligation to make lease payments arising from the lease. Operating lease right-of-use assets and liabilities are recognized when the Company takes possession of the leased property (the Commencement Date) based on the present value of lease payments over the lease term. Rent expense on noncancelable leases containing known future scheduled rent increases is recorded on a straight-line basis over the term of the respective leases beginning on the Commencement Date. The difference between rent expense and rent paid is accounted for as a component of operating lease right-of-use assets on the Company’s consolidated balance sheet. Landlord improvement allowances and other similar lease incentives are recorded as property and equipment and as a reduction of the right-of-use leased assets, and are amortized on a straight-line basis as a reduction to operating lease costs. Leases with an initial term of 12 months or less are expensed as incurred and are not recorded as right-of-use assets on the consolidated balance sheets (see Note 6, “Leases”).
Intangible Assets Subject to Amortization
Intangible assets subject to amortization consist of developed technology and patents purchased or licensed that are related to the Company’s commercialized products, and are included in other long-term assets on the consolidated balance sheets.
On June 24, 2020, the Company acquired Sugarmate, Inc. (Sugarmate), the developer of a popular mobile app for people with diabetes who use insulin, which is designed to help people with diabetes visualize diabetes therapy data in innovative ways. The Sugarmate acquisition was accounted for as an acquisition of assets in accordance with (ASU) No. 2017-01, Business Combinations (Topic 805) Clarifying the Definition of a Business. Substantially all of the purchase price was allocated to a technology-based intangible asset, which is being amortized on a straight-line basis over an estimated useful life of five years. The Company’s results of operations for the three and six months ended June 30, 2020 included the operating results of Sugarmate since the date of acquisition, the amounts of which were not material.

Convertible Senior Notes
In accounting for the issuance of the convertible senior notes, the Company separated the notes into liability and equity components. The carrying amount of the liability component was calculated by measuring the fair value of similar debt instruments that do not have associated convertible features. The carrying amount of the equity component representing the conversion option was determined by deducting the fair value of the liability component from the par value of the respective notes. The equity component is not remeasured as long as it continues to meet the condition for equity classification. The excess of the principal amount of the liability component over its carrying amount (“debt discount”) is amortized to interest expense over the term of the notes.
The Company allocated the issuance costs incurred to the liability and equity components of the notes based on their relative fair values. Issuance costs attributable to the liability component were recorded as a reduction to the liability portion of the notes and are being amortized to interest expense over the term of the notes. Issuance costs attributable to the equity component, representing the conversion option, were netted with the equity component in stockholders' equity.
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
Revenue Recognition for Arrangements with Multiple Deliverables
The Company considers the individual deliverables in its product offering as separate performance obligations. The transaction price is determined based on the consideration expected to be received, based either on the stated value in contractual arrangements or the estimated cash to be collected in non-contracted arrangements. The Company allocates the consideration to the individual performance obligations and recognizes the consideration based on when the performance obligation is satisfied, considering whether or not this occurs at a point in time or over time. Generally, insulin pumps, cartridges, infusion sets and accessories are deemed performance obligations that are satisfied at a point in time when the customer obtains control of the promised good, which is upon delivery. Complementary products, such as t:connect and the Tandem Device Updater, are considered performance obligations that are satisfied over time, as access and support for these products is provided throughout the typical four-year warranty period of the insulin pumps. Accordingly, revenue related to the complementary products is deferred and recognized ratably over a four-year period. When there is no standalone value for the complementary product, the Company determines their value by applying the expected cost plus a margin approach and then allocates the residual to the insulin pumps. Deferred revenue related to these performance obligations that are satisfied over time was included in the following consolidated balance sheet accounts in the amounts shown as of June 30, 2020 and December 31, 2019 (in thousands):

	June 30, 2020	December 31, 2019
Deferred revenue	$4,180	$3,465
Other long-term liabilities	7,528	5,656
Total	$11,708	$9,121

Sales Returns
The Company offers a 30-day right of return to customers in the U.S. and Canada from the date of shipment of its insulin pumps, provided a physician’s confirmation of the medical reason for the return is received. Estimated allowances for sales returns are based on historical returned quantities as compared to pump shipments in those same periods of return, adjusted for known or expected changes in the marketplace when appropriate. The amount recorded in deferred revenue on the Company’s consolidated balance sheets for allowances for sales returns was $0.6 million and $0.4 million at June 30, 2020 and December 31, 2019, respectively. Actual product returns have not differed materially from estimated amounts recorded in the accompanying condensed consolidated financial statements.

Warranty Reserve
The Company generally provides a four-year warranty on its insulin pumps to end-user customers and may replace any pumps that do not function in accordance with the product specifications. Insulin pumps returned to the Company may be refurbished and redeployed. Additionally, the Company offers a six-month warranty on disposable cartridges and infusion sets. Estimated warranty costs are recorded at the time of shipment. The Company evaluates the reserve quarterly. Warranty costs are primarily estimated based on the current expected product replacement cost and expected replacement rates utilizing historical experience. Recently released versions of the pump may not incur warranty costs in a manner similar to previously released pumps, on which the Company initially bases its warranty estimate of newer pumps. The Company may make further adjustments to the warranty reserve when deemed appropriate, giving additional consideration to length of time the pump version has been in the field and future expectations of performance based on new features and capabilities that may become available through Tandem Device Updater.
The following table provides a reconciliation of the change in product warranty liabilities from December 31, 2019 through June 30, 2020 (in thousands):

Balance at December 31, 2019	$16,724
Provision for warranties issued during the period	9,658
Settlements made during the period	(6,721)
Decreases in warranty estimates	(1,838)
Balance at June 30, 2020	$17,823
As of June 30, 2020 and December 31, 2019, total product warranty reserves of $17.8 million and $16.7 million, respectively, were included in the following consolidated balance sheet accounts (in thousands):

	June 30, 2020	December 31, 2019
Other current liabilities	$6,605	$4,707
Other long-term liabilities	11,218	12,017
Total warranty reserve	$17,823	$16,724

Stock-Based Compensation
Stock-based compensation cost is measured at the grant date based on the estimated fair value of the award, and the portion that is ultimately expected to vest is recognized as compensation expense over the requisite service period on a straight-line basis. The Company estimates the fair value of stock options issued under the Company’s Amended and Restated 2013 Stock Incentive Plan (2013 Plan), and the fair value of the employees’ purchase rights under the Company’s 2013 Employee Stock Purchase Plan (ESPP), using the Black-Scholes option-pricing model on the date of grant. The Black-Scholes option-pricing model requires the use of assumptions about a number of variables, including stock price volatility, expected term, dividend yield and risk-free interest rate (see Note 8, “Stockholders’ Equity”). The fair value of restricted stock unit (RSU) awards that vest solely based on service are estimated based on the fair market value of the underlying stock on the date of grant.

Net Loss Per Share
Basic net loss per share is calculated by dividing the net loss by the weighted average number of common shares that were outstanding for the period, without consideration for common stock equivalents. Diluted loss per share reflects the potential dilution that would occur if securities exercisable for or convertible into common stock were exercised for or converted into common stock. Dilutive common share equivalents are comprised of warrants, stock options outstanding under the Company’s equity incentive plans, unvested RSUs, and potential awards granted pursuant to the ESPP, each calculated using the treasury stock method; and shares issuable upon conversion of the senior convertible notes using the if-converted method. For warrants that are recorded as a liability in the accompanying condensed consolidated balance sheets, the calculation of diluted loss per share requires that, to the extent the average market price of the underlying shares for the reporting period exceeds the exercise price of the warrants and the presumed exercise of the warrants is dilutive to loss per share for the period, an adjustment is made to net loss used in the calculation to remove the change in fair value of the warrants from the numerator for the period. Likewise, an adjustment to the denominator is required to reflect the related dilutive shares, if any, under the treasury stock method. For the three and six months ended June 30, 2020 and 2019, there is no difference in the number of shares used to calculate basic and diluted shares outstanding due to the Company’s net loss position.
Potentially dilutive securities not included in the calculation of diluted net loss per share (because inclusion would be anti-dilutive) are as follows (in thousands, in common stock equivalent shares):

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Warrants to purchase common stock	640	611	640	611
Options to purchase common stock	6,195	6,790	5,992	6,216
Unvested restricted stock units	132	N/A	132	N/A
Awards granted under the ESPP	8	23	4	12
Convertible senior notes (if-converted)	—	N/A	—	N/A
	6,975	7,424	6,768	6,839

Recent Accounting Pronouncements
In June 2016, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) No. 2016-13, Financial Instruments – Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments, which modifies the measurement and recognition of credit losses for most financial assets and certain other instruments. The new standard requires the use of forward-looking expected credit loss models based on historical experience, current conditions, and reasonable and supportable forecasts that affect the collectability of the reported amount, which may result in earlier recognition of credit losses under the new standard. The new standard also requires that credit losses related to available-for-sale debt securities be recorded as an allowance through net income (loss) rather than reducing the carrying amount under the prior, other-than-temporary-impairment model. The new standard must be adopted using the modified retrospective approach and was effective for the Company starting in the first quarter of 2020. The Company determined there was no cumulative-effect transition adjustment to the opening balance of accumulated deficit for recognition of additional credit losses upon adoption of this standard as of January 1, 2020 based on its outstanding accounts receivable, the composition and credit quality of its short-term investments, and current economic conditions as of that date.
In August 2018, the FASB issued ASU No. 2018-13, Fair Value Measurement: Disclosure Framework – Changes to the Disclosure Requirements for Fair Value Measurement, which adds and modifies certain disclosure requirements for fair value measurements. Under the new guidance, entities will no longer be required to disclose the amount of and reasons for transfers between Level 1 and Level 2 of the fair value hierarchy, or valuation processes for Level 3 fair value measurements. However, public companies will be required to disclose the range and weighted average of significant unobservable inputs used to develop Level 3 fair value measurements, and related changes in unrealized gains and losses included in other comprehensive income. The updated guidance was effective for the Company starting in the first quarter of 2020. As a result, the Company modified certain fair value measurement disclosures primarily related to its Level 3 liabilities (see Note 5, “Fair Value Measurements”).

In December 2019, the FASB issued ASU No. 2019-12, Simplifying the Accounting for Income Taxes, which is intended to simplify various aspects of the income tax accounting guidance, including requirements such as tax basis step-up in goodwill obtained in a transaction that is not a business combination, ownership changes in investments, and interim-period accounting for enacted changes in tax law. ASU 2019-12 is effective for public business entities for fiscal years beginning after December 15, 2020, including interim periods within those fiscal years, and early adoption is permitted. The Company early adopted the new guidance in the second quarter of 2020. As a result, the Company recognized, on a prospective basis, $13,000 of income tax expense in the second quarter of 2020 upon the reversal of tax benefits recorded in the first quarter of 2020 related to unrealized gains on short-term investments.
3. Short-Term Investments
The Company invests in marketable securities consisting of debt instruments of the U.S. Government, and financial institutions and corporations with strong credit ratings. The following represents a summary of the estimated fair value of short-term investments as of June 30, 2020 and December 31, 2019 (in thousands):

At June 30, 2020	Maturity (in years)	Amortized Cost	Gross Unrealized Gain	Gross Unrealized Loss	Estimated Fair Value
Available-for-sale securities:
Commercial paper	Less than 1	$67,013	$8	$(6)	$67,015
U.S. Government-sponsored enterprise	Less than 2	22,733	44	(5)	22,772
U.S. Treasury securities	Less than 1	32,036	48	—	32,084
Corporate debt securities	Less than 1	81,788	164	(17)	81,935
Total		$203,570	$264	$(28)	$203,806

At December 31, 2019	Maturity (in years)	Amortized Cost	Gross Unrealized Gain	Gross Unrealized Loss	Estimated Fair Value
Available-for-sale securities:
Commercial paper	Less than 1	$24,147	$10	$—	$24,157
U.S. Government-sponsored enterprise	Less than 2	33,073	26	—	33,099
U.S. Treasury securities	Less than 2	17,963	17	(1)	17,979
Corporate debt securities	Less than 2	50,011	42	(5)	50,048
Total		$125,194	$95	$(6)	$125,283

The Company has classified all marketable securities, regardless of maturity, as short-term investments based upon the Company’s ability and intent to use any of those marketable securities to satisfy the Company’s liquidity requirements.

The Company periodically reviews the portfolio of available-for-sale debt securities to determine if any investment is impaired due to changes in credit risk or other potential valuation concerns. Unrealized losses on available-for-sale debt securities at June 30, 2020 were not significant and were due to changes in interest rates, including credit spreads from perceived increased credit risks as a result of the COVID-19 global pandemic. The Company does not intend to sell the available-for-sale debt securities that are in an unrealized loss position, and it is not more likely than not that the Company will be required to sell these debt securities before recovery of their amortized cost bases, which may be at maturity. Based on the credit quality of the available-for-sale debt securities that are in an unrealized loss position, and the Company’s estimates of future cash flows to be collected from those securities, the Company believes the unrealized losses are not credit losses. Accordingly, at June 30, 2020, the Company has not recognized any impairment losses related to its available-for-sale debt securities.

4. Accounts Receivable and Inventories

Accounts Receivable
Accounts receivable consisted of the following (in thousands):

	June 30,	December 31,
	2020	2019
Accounts receivable	$48,170	$49,889
Less: allowance for credit losses	(3,139)	(3,304)
Accounts receivable, net	$45,031	$46,585

Allowance for Credit Losses
The following table provides a reconciliation of the change in the estimated allowance for expected accounts receivable credit losses for the three and six month periods ended June 30, 2020 and 2019 (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Balance at beginning of the period	$3,384	$2,016	$3,304	$1,837
Provision for expected credit losses	666	455	1,529	797
Write-offs and adjustments, net of recoveries	(911)	(277)	(1,694)	(440)
Balance at end of the period	$3,139	$2,194	$3,139	$2,194

Inventories
Inventories consisted of the following as of June 30, 2020 and December 31, 2019 (in thousands):

	June 30, 2020	December 31, 2019
Raw materials	$34,216	$20,699
Work-in-process	12,329	16,532
Finished goods	15,718	11,842
Total Inventories	$62,263	$49,073

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

The following table presents information about the Company’s financial assets and liabilities measured at fair value on a recurring basis as of June 30, 2020 and December 31, 2019, and indicates the fair value hierarchy of the valuation techniques utilized by the Company to determine such fair value (in thousands):

		Fair Value Measurements at June 30, 2020
		(Level 1)	(Level 2)	(Level 3)
Assets
Cash equivalents(1)	$221,360	$221,360	$—	$—
Commercial paper	67,015	—	67,015	—
U.S. Government-sponsored enterprise	22,772	—	22,772	—
U.S. Treasury securities	32,084	32,084	—	—
Corporate debt securities	81,935	—	81,935	—
Total assets	$425,166	$253,444	$171,722	$—

Liabilities
Common stock warrants	$39,625	$—	$—	$39,625
Total liabilities	$39,625	$—	$—	$39,625

		Fair Value Measurements at December 31, 2019
		(Level 1)	(Level 2)	(Level 3)
Assets
Cash equivalents(1)	$58,938	$58,938	$—	$—
Commercial paper	24,157	—	24,157	—
U.S. Government-sponsored enterprise	33,099	—	33,099	—
U.S. Treasury securities	17,979	17,979	—	—
Corporate debt securities	50,048	—	50,048	—
Total assets	$184,221	$76,917	$107,304	$—

Liabilities
Common stock warrants	$23,509	$—	$—	$23,509
Total liabilities	$23,509	$—	$—	$23,509

(1)	Generally, cash equivalents include money market funds and investments with a maturity of three months or less from the date of purchase.
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
The Company’s Level 3 liabilities at June 30, 2020 and December 31, 2019 include the remaining Series A warrants issued by the Company in connection with the public offering of common stock in October 2017. The Series A warrants, which expire in October 2022, initially provided holders the right to purchase 4,630,000 shares of the Company’s common stock at an exercise price of $3.50 per share. The Series A warrants were initially valued in the aggregate amount of $5.2 million on the date of issuance utilizing a Black-Scholes pricing model.
During the six months ended June 30, 2020 and 2019, the Company issued 2,115 shares and 93,270 shares of common stock, respectively, upon the exercise of Series A warrants. As of June 30, 2020 and 2019, there were Series A warrants outstanding to purchase 415,200 shares and 417,515 shares, respectively, of the Company’s common stock (see Note 8, “Stockholders’ Equity”).

The Company reassesses the fair value of the outstanding Series A warrants at each reporting date utilizing a Black-Scholes pricing model. Variables used in the pricing model include the closing market price of the Company’s common stock at the balance sheet date, and estimates of stock price volatility, dividend yield, expected warrant term and risk-free interest rate. The Company develops its estimates based on publicly available historical data. A significant increase (decrease) in any of these inputs in isolation, particularly the market price of the Company’s common stock, would have resulted in a significantly higher (lower) fair value measurement. The assumptions used to estimate the fair values of the outstanding Series A warrants at June 30, 2020 and December 31, 2019 are presented below:

	June 30, 2020	December 31, 2019
Risk-free interest rate	0.2%	1.6%
Expected dividend yield	0.0%	0.0%
Expected volatility	69.0%	77.2%
Expected term (in years)	2.3	2.8

The following table presents a summary of changes in the fair value of the Company’s Level 3 financial liabilities for the three months ended June 30, 2020 and 2019:

	Six Months Ended June 30,
	2020	2019
Balance at beginning of the period	$23,509	$17,926
Loss recognized from the change in fair value of common stock warrants	16,258	13,170
Decrease in fair value from warrants exercised during the period	(142)	(5,480)
Balance at end of the period	$39,625	$25,616

Of the loss recognized from the change in fair value of common stock warrants for the six months ended June 30, 2020 and 2019, $16.2 million and $11.0 million, respectively, was attributable to the change in the unrealized loss related to warrants outstanding as of June 30, 2020 and 2019.
6. Leases
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

In March 2019, the Company entered into a lease agreement for approximately 40,490 square feet of space located on Marindustry Place, San Diego, California to house additional operations functions, including warehousing and shipping (Marindustry Place Lease). The lease term commenced in May 2019 and expires in April 2026. The Company has a one-time option to extend the term of the Marindustry Place Lease for a period of no less than three years and no more than five years. The Company recognized right-of-use leased assets and corresponding operating lease liabilities of $3.4 million on the consolidated balance sheet on the Commencement Date in the second quarter of 2019.
In November 2019, the Company entered into a lease agreement for approximately 94,562 square feet of additional general office space located on Shoreline Drive, in Boise, Idaho (Shoreline Lease). The lease term commenced on July 1, 2020, and expires in June 2027. The Company has a one-time option to extend the term of the Shoreline Lease for a period of three years. The Company recognized right-of-use leased assets and corresponding operating lease liabilities of approximately $6.5 million on the consolidated balance sheet on the Commencement Date in the first quarter of 2020.
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
The Company’s lease cost recorded in the condensed consolidated statements of operations was as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Operating lease cost	$1,899	$1,149	$3,655	$1,829
Short-term lease cost	71	23	135	45
Total lease cost	$1,970	$1,172	$3,790	$1,874

Maturities of operating lease liabilities at June 30, 2020 were as follows (in thousands):

Years Ending December 31,
2020 (remaining)	$4,627
2021	9,421
2022	7,313
2023	3,388
2024	1,881
Thereafter	3,975
Total undiscounted lease payments	30,605
Less: amount representing interest	(3,667)
Present value of operating lease liabilities	26,938
Less: current portion of operating lease liabilities	(9,306)
Operating lease liabilities - long-term	$17,632

The weighted-average remaining lease term and weighted-average discount rate for operating leases were as follows:

	June 30, 2020	December 31, 2019
Weighted-average remaining lease term (in years)	4.0	3.6
Weighted-average discount rate used to determine operating lease liabilities	6.3%	6.6%

Cash paid for amounts included in the measurement of lease liabilities, representing operating cash flows from operating leases, was $2.9 million and $2.0 million for the six months ended June 30, 2020 and 2019, respectively.

7. Convertible Senior Notes
In May 2020, the Company entered into a purchase agreement with certain counterparties for the sale of an aggregate of $250.0 million principal amount of 1.50% Convertible Senior Notes due 2025 in a private offering to qualified institutional buyers pursuant to Rule 144A under the Securities Act of 1933, as amended. The notes consisted of a $250.0 million initial placement (Base Notes) and an over-allotment option that provided the initial purchasers of the Base Notes with the option to purchase an additional $37.5 million aggregate principal amount of notes (together with the Base Notes, the Notes), which was fully exercised. The Notes were issued pursuant to an Indenture, dated May 15, 2020, between the Company and U.S. Bank National Association, as trustee (Indenture). The net proceeds from the issuance of the Notes were $244.6 million, net of debt issuance costs and cash used to purchase the capped call transactions (Capped Call Transactions) discussed below.
The Notes are the Company’s senior unsecured obligations. Interest is payable in cash semi-annually in arrears beginning on November 1, 2020 at a rate of 1.50% per year. The Notes mature on May 1, 2025 unless repurchased, redeemed, or converted in accordance with their terms prior to the maturity date.
The Notes are convertible into cash, shares of the Company’s common stock, or a combination of cash and shares of the Company’s common stock, at the Company’s election, at an initial conversion rate of 8.8836 shares of common stock per $1,000 principal amount of the Notes, which is equivalent to an initial conversion price of approximately $112.57 (Conversion Price) per share of the Company’s common stock. The conversion rate is subject to customary adjustments for certain events as described in the Indenture.
The Company may not redeem the Notes prior to May 6, 2023. The Company has the option to redeem for cash all or any portion of the Notes on or after May 6, 2023 if the last reported sale price of the Company’s common stock has been at least 130% of the Conversion Price then in effect for at least 20 trading days (whether or not consecutive), including the trading day immediately preceding the date on which the Company provides notice of redemption, during any 30 consecutive trading day period, at a redemption price equal to 100% of the principal amount of the Notes to be redeemed, plus accrued and unpaid interest. No sinking fund is provided for the Notes.
Holders of the Notes may convert all or a portion of their Notes at their option prior to November 1, 2024, in multiples of $1,000 principal amounts, only under the following circumstances:

•
if the last reported sale price of the Company’s common stock for at least 20 trading days (whether or not consecutive) during the period of 30 consecutive trading days ending on the last trading day of the immediately preceding calendar quarter is greater than or equal to 130% of the applicable conversion price of the Notes on each such trading day;

•
during the five business day period after any five consecutive trading day period in which the trading price per $1,000 principal amount of the Notes for each day of that five consecutive trading day period was less than 98% of the product of the last reported sale price of the Company’s common stock and the applicable conversion rate of the Notes on such trading day;

•	if the Company calls any or all of the Notes for redemption, at any time prior to the close of business on the scheduled trading day immediately preceding the redemption date; or

•	on the occurrence of specified corporate events.
On or after November 1, 2024, until the close of business on the second scheduled trading day immediately preceding the maturity date, holders may convert their Notes at any time, regardless of the foregoing circumstances.
Holders of the Notes who convert in connection with a make-whole fundamental change, as defined in the Indenture, or in connection with a redemption are entitled to an increase in the conversion rate. Additionally, in the event of a fundamental change, as defined in the Indenture, holders of the Notes may require us to repurchase all or a portion of the Notes at a price equal to 100% of the principal amount of the Notes, plus any accrued and unpaid interest.

In accounting for the issuance of the Notes, the Company separated the Notes into liability and equity components. The carrying amount of the liability component was calculated by measuring the fair value of similar debt instruments, which do not have an associated convertible feature. The carrying amount of the equity component representing the conversion option for the Notes was $85.8 million and was recorded as a debt discount, which is amortized to interest expense at an effective interest rate of 9.9%. The Company allocated $2.7 million of debt issuance costs to the equity component and the remaining debt issuance costs of $6.1 million were allocated to the liability component, which are amortized to interest expense under the effective interest rate method. The equity component of the Notes will not be remeasured as long as it continues to meet the conditions for equity classification. It is the Company’s intent and policy to settle conversions through combination settlement, which essentially involves payment in cash equal to the principal portion and delivery of shares of common stock for the excess of the conversion value over the principal portion.
The Notes consisted of the following (in thousands):

As of June 30, 2020
Liability:
Principal	$287,500
Unamortized debt discount and debt issuance costs	(92,156)
Net carrying amount	$195,344
Carrying amount of the equity component	$85,803

As of June 30, 2020, the debt discount and debt issuance costs associated with the Notes will be amortized over the remaining period of approximately 4.8 years.
The following table details interest expense recognized related to the Notes for the three months ended June 30, 2020 (in thousands):

Three Months Ended June 30, 2020
Contractual interest expense	$719
Amortization of debt issuance costs	159
Amortization of debt discount	2,298
Total	$3,176

The notes will have a dilutive effect to the extent the average market price per share of common stock for a given reporting period exceeds the conversion price of $112.57. As of June 30, 2020, the “if–converted value” did not exceed the principal amount of the Notes.
Capped Call Transactions
In connection with the issuance of the Notes, the Company entered into Capped Call Transactions with certain counterparties at a net cost of $34.1 million. The Capped Call Transactions are intended to reduce potential dilution to holders of the Company’s common stock beyond the conversion price of $112.57, up to a conversion price of $173.18 on any conversion of the Notes, or to offset any cash payments the Company is required to make in excess of the principal amount of such converted Notes, as the case may be, with such reduction or offset subject to a cap. The cap price of the Capped Call Transactions is initially $173.18 per share of the Company’s common stock, representing a premium of 100% above the last reported sale price of $86.59 per share of the Company’s common stock on May 12, 2020, and is subject to certain adjustments under the terms of the Capped Call Transactions. Conditions that cause adjustments to the initial strike price of the Capped Call Transactions mirror conditions that result in corresponding adjustments for the Notes.
For accounting purposes, the Capped Calls are separate transactions, and not part of the terms of the Notes. As these transactions meet certain criteria under the applicable accounting guidance, the Capped Calls are recorded in stockholders' equity and are not accounted for as derivatives. The cost of the Capped Call Transactions was recorded as a reduction of the Company’s additional paid-in capital in the Company’s consolidated balance sheet and will not be remeasured.

8. Stockholders’ Equity
Shares Reserved for Future Issuance

The following shares of the Company’s common stock were reserved for future issuance as of June 30, 2020 (in thousands):

Shares underlying outstanding warrants	640
Shares underlying outstanding stock options	6,802
Shares underlying unvested restricted stock units	132
Shares authorized for future equity award grants	2,256
Shares authorized for issuance pursuant to awards granted under the ESPP	1,462
11,292

Common Stock Warrants

As of June 30, 2020, there were Series A warrants outstanding to purchase 415,200 shares of the Company’s common stock at an exercise price of $3.50 per share, which were issued in connection with a financing in October 2017, and which expire in October 2022. Also outstanding as of June 30, 2020, were warrants to purchase 193,788 shares of the Company’s common stock at an exercise price of $23.50 per share, which were issued in March 2017, and which expire in March 2027, and warrants to purchase 31,166 shares of the Company’s common stock at an exercise price of $73.73 per share, which were issued between August 2011 and August 2012, and which expire between August 2021 and August 2022. The Company issued 32,574 and 34,894 shares of its common stock upon the exercise of warrants during the three and six months ended June 30, 2020, and 74,985 and 93,270 shares of its common stock upon the exercise of warrants during the three and six months ended June 30, 2019.

Stock Plans
The Company issued 454,045 and 1,126,487 shares, respectively, of its common stock upon the exercise of stock options during the three and six months ended June 30, 2020. The Company issued 364,818 and 773,782 shares, respectively, of its common stock upon the exercise of stock options during the three and six months ended June 30, 2019.
The ESPP enables eligible employees to purchase shares of the Company’s common stock using their after-tax payroll deductions, subject to certain conditions. Generally, offerings under the ESPP consist of a two-year offering period with four six-month purchase periods which begin in May and November of each year. During the six months ended June 30, 2020 and 2019, 229,320 and 168,165 shares of the Company’s common stock, respectively, were purchased under the ESPP for proceeds of $4.9 million and $3.0 million, respectively.
Stock-Based Compensation
The Company granted options to purchase 850,956 shares of common stock under the 2013 Plan during the six months ended June 30, 2020. During the six months ended June 30, 2019, the Company granted options to purchase 2,679,535 shares of common stock under the 2013 Plan, of which 1,644,715 were originally awarded between February 2019 and June 2019, subject to and conditioned upon the approval by its stockholders of an increase in the number of shares of common stock reserved for issuance under the 2013 Plan. Stock-based compensation expense was not recognized for these contingent stock option grants prior to the approval by the Company’s stockholders of the increase in the number of shares of common stock reserved for issuance under the 2013 Plan, which occurred in June 2019. These options have an exercise price equal to the closing price of the Company’s common stock on the applicable award date, and generally vest as to 25% of the underlying shares on the first anniversary of the award, with the balance of the options vesting monthly over the following three years.
The Company also granted 131,848 restricted stock units (RSUs) during the three months ended June 30, 2020. These RSUs have a grant price equal to the closing price of the Company’s common stock on the award date, and vest based only on service as to 25% of the underlying shares on the first anniversary of the award, with the balance of the RSUs vesting quarterly over the following three years.

The assumptions used in the Black-Scholes option-pricing model are as follows:

	Stock Options
	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Weighted average grant date fair value (per share)	$52.50	$41.38	$50.04	$39.11
Risk-free interest rate	0.4%	1.9%	0.6%	2.5%
Expected dividend yield	0.0%	0.0%	0.0%	0.0%
Expected volatility	75.0%	71.8%	74.3%	71.8%
Expected term (in years)	6.0	6.0	6.0	6.0

	ESPP
	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Weighted average grant date fair value (per share)	$36.18	$33.49	$36.18	$33.49
Risk-free interest rate	0.2%	2.3%	0.2%	2.3%
Expected dividend yield	0.0%	0.0%	0.0%	0.0%
Expected volatility	65.7%	75.9%	65.7%	75.9%
Expected term (in years)	1.3	1.3	1.3	1.3

The Company records stock-based compensation expense associated with the ESPP using the Black-Scholes option-pricing model. Valuations are performed on the grant date at the beginning of the purchase period, which generally occurs in May and November of each year.
The following table summarizes the allocation of stock-based compensation expense included in the consolidated statement of operations (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Cost of sales	$2,162	$1,379	$4,326	$2,427
Selling, general & administrative	11,707	8,950	23,210	15,950
Research and development	2,552	2,084	4,750	3,779
Total	$16,421	$12,413	$32,286	$22,156

The total stock-based compensation expense capitalized as part of the cost of the Company’s inventories was $1.3 million and $1.3 million as of June 30, 2020 and December 31, 2019, respectively.
9. Income Taxes
For the three and six months ended June 30, 2020, the Company’s income tax expense is primarily attributable to state and foreign income tax expense as a result of current taxable income in those jurisdictions, as well as benefit associated with release of valuation allowance related to the acquisition of Sugarmate.
The Company used the year-to-date effective tax rate method to determine its interim income tax expense for federal and state jurisdictions where a reliable estimate of the annual effective tax rate could not be made.

The Company maintains a full valuation allowance against its net deferred tax assets as of June 30, 2020 based on the current assessment that it is not more likely than not these future benefits will be realized before expiration.

On March 27, 2020, the United States enacted the Coronavirus Aid, Relief and Economic Security Act (CARES Act). The CARES Act is an emergency economic stimulus package that includes spending and tax breaks to strengthen the United States economy and fund a nationwide effort to curtail the effect of the COVID-19 global pandemic. While the CARES Act provides sweeping tax changes in response to the COVID-19 global pandemic, some of the more significant provisions which are expected to impact the Company’s financial statements include removal of certain limitations on utilization of net operating losses, increasing the loss carryback period for certain losses to five years, and increasing the ability to deduct interest expense, as well as amending certain provisions of the previously enacted Tax Cuts and Jobs Act. Due to the recent enactment of the CARES Act, the Company is unable to quantify the impact, if any, that the CARES Act will have on its financial position, results of operations or cash flows but it is not anticipated to be significant.

10. Commitments and Contingencies
Legal and Regulatory Matters
From time to time, the Company may be subject to legal proceedings or regulatory matters arising in the ordinary course of business, including actions with respect to intellectual property, data privacy, employment, regulatory, product liability and contractual matters. In connection with these proceedings or matters, the Company regularly assesses the probability and amount (or range) of possible losses based on the developments in these proceedings or matters. A liability is recorded in the consolidated financial statements if it is determined that it is probable that a loss has been incurred, and that the amount (or range) of the loss can be reasonably estimated. Because of the uncertainties related to any pending proceedings or matters, the Company is currently unable to predict their ultimate outcome and, with respect to any legal proceeding or regulatory matter where no liability has been accrued, to make a reasonable estimate of the possible loss (or range of loss) that could result from an adverse outcome.
As of June 30, 2020 and December 31, 2019, there were no legal proceedings, regulatory matters, or other disputes or claims for which a material loss was considered probable or for which the amount (or range) of loss was deemed to be reasonably estimable. However, regardless of the outcome, legal proceedings, regulatory matters, and other disputes and claims can have an adverse impact on the Company because of legal costs, diversion of management time and resources, and other factors.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
You should read the following discussion and analysis together with our financial statements and related notes in Part I, Item 1 of this Quarterly Report on Form 10-Q for the quarter ended June 30, 2020 (Quarterly Report).
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
Our forward-looking statements are based on our management’s current assumptions and expectations about future events and trends, which affect or may affect our business, strategy, operations or financial performance. Although we believe that these forward-looking statements are based upon reasonable assumptions, they are subject to numerous known and unknown risks and uncertainties and are made in light of information currently available to us. Our actual financial condition and results could differ materially from those anticipated in these forward-looking statements as a result of various factors, including those set forth below in the section entitled “Risk Factors” in Part II, Item 1A, and elsewhere in this Quarterly Report, as well as the other public filings we make with the Securities and Exchange Commission. In particular, as discussed in greater detail below, our financial condition, operating results, liquidity and business prospects could be materially adversely affected by the impacts and disruptions caused by the novel coronavirus pandemic (COVID-19 global pandemic). You should read this Quarterly Report with the understanding that our actual future financial condition and results may be materially different from and worse than what we expect.
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
Forward-looking statements speak only as of the date they were made and, except to the extent required by law or the rules of the NASDAQ Global Market, we undertake no obligation to update or review any forward-looking statement because of new information, future events or other factors.
We qualify all of our forward-looking statements by these cautionary statements.
Overview
We are a medical device company with an innovative approach to the design, development and commercialization of products for people with insulin-dependent diabetes. Our goal is to lead in insulin therapy management by building a robust ecosystem and portfolio of data-driven products and services around our flagship insulin pumps. We believe our competitive advantage is rooted in our consumer-focused approach, and the incorporation of modern and innovative technology into our product offerings. Our manufacturing, sales and support activities principally focus on our flagship pump platform, the t:slim X2 Insulin Delivery System (t:slim X2), which is capable of remote feature updates and is designed to display continuous glucose monitoring (CGM) sensor information directly on the pump home screen, as well as our complementary product offerings, such as our cloud-based t:connect data management application (t:connect) and the Tandem Device Updater. We aim to improve and simplify the lives of people with diabetes and those of their healthcare providers, by delivering innovative hardware and software solutions, as well as best-in-class customer support.

Since our initial commercial launch, we have been able to rapidly innovate and bring more products to market than our competitors. We have commercially launched seven insulin pumps in the United States since 2012, three of which we also launched outside the United States since 2018. Four of our insulin pumps have featured integration with CGM technology, of which two have also featured an automated insulin delivery (AID) algorithm. The United States Food and Drug Administration (FDA) has defined requirements for the interoperability of devices as a complete AID system, which we believe will help support continued rapid innovation by streamlining the regulatory pathway for integrated products in the United States. This interoperability designation is comprised of three categories: alternate controller enabled (ACE) infusion pumps, integrated continuous glucose monitor (iCGM) devices, and interoperable automated glycemic controller (iAGC) technology. In June 2018, the t:slim X2 was the first insulin pump designated as compatible with iCGM devices; in February 2019 the t:slim X2 was the first insulin pump to receive ACE pump designation, and in December 2019 our Control-IQ technology for the t:slim X2 was cleared as the first iAGC for users age 14 and older. In June 2020, we received an expanded indication for our Control-IQ technology for users age six and older.
In the four-year period ended June 30, 2020, we shipped approximately 169,000 insulin pumps, which is representative of our estimated global installed customer base, assuming the typical four-year reimbursement cycle. Approximately 137,000 of these pumps were shipped to customers in the United States and approximately 32,000 were shipped to international markets.
Today, our t:slim X2 hardware platform represents 100% of our new pump shipments and now nearly all of our in-warranty customers benefit from having the X2 platform. The simple-to-use t:slim X2 is the smallest durable insulin pump available, and the only commercial insulin pump that allows users to update their pumps’ software quickly and easily from a personal computer using our revolutionary Tandem Device Updater tool. This unique offering positions us to bring future innovations, including our next generation AID algorithms, to our in-warranty t:slim X2 customers faster than the industry has been able to in the past and independent of the typical four-year insurance pump reimbursement cycle. We have offered in-warranty t:slim customers in the United States four different software updates for no-cost since the Tandem Device Updater was approved in July 2016, including our two AID algorithms, Basal-IQ technology and Control-IQ technology. Basal-IQ technology launched in August 2018 and is a predictive low glucose suspend feature that is designed to temporarily suspend insulin delivery to help reduce the frequency and duration of hypoglycemic events. Control-IQ technology launched in January 2020 and is an advanced hybrid-closed loop feature, designed to help increase a user’s time in targeted glycemic range. It is the first and only system cleared to deliver automatic correction boluses in addition to adjusting insulin to help prevent high and low blood sugar. Outside the United States we began selling efforts with t:slim X2 with Dexcom G5 CGM integration in the third quarter of 2018, offering no-cost software updates for Basal-IQ technology in the third quarter of 2019, and initiated our scaled launch of Control-IQ technology updates in select geographies in July 2020, which we plan to continue throughout the second half of 2020, subject to required regulatory and reimbursement approvals.
Our insulin pump products are generally considered durable medical equipment and have an expected lifespan of at least four years. In addition to insulin pumps, we sell disposable products that are used together with our pumps and are replaced every few days, including cartridges for storing and delivering insulin, and infusion sets that connect the insulin pump to a user’s body.
We continue to deliver complementary offerings in support of our digital health strategy, beyond t:connect and the Tandem Device Updater. In the first quarter of 2020, we began a limited launch in the United States of our first-generation t:connect mobile application, followed by general availability in July 2020. This mobile app was designed to wirelessly upload pump data to our t:connect diabetes management application, receive notification of pump alerts and alarms, and provide a discrete, secondary display of glucose and insulin data. The availability of this mobile app is intended to reduce patient burden and increase healthcare provider office efficiency by reducing the manual and more time-consuming steps historically required for data extraction. In addition, in the second quarter, we acquired Sugarmate, a popular app designed to help people visualize diabetes therapy data in innovative ways. We intend to support the Sugarmate app in addition to our t:connect mobile app to provide a wide variety of features intended to benefit a broad community of people with diabetes.
For the six months ended June 30, 2020 and 2019, our consolidated sales were $207.2 million and $159.3 million, respectively. For the six months ended June 30, 2020 and 2019, our net loss was $42.0 million and $24.5 million, respectively. Worldwide pump sales accounted for 60% and 71% of our total sales, respectively, for the six months ended June 30, 2020 and 2019, while pump-related supplies and accessories accounted for the remainder in each year. Our accumulated deficit as of June 30, 2020 and December 31, 2019 was $666.8 million and $624.8 million, respectively. These amounts included $265.2 million and $216.6 million of accumulated non-cash stock-based compensation charges and non-cash charges from the change in fair value of common stock warrants as of June 30, 2020 and December 31, 2019, respectively.

In the United States, we have rapidly increased sales since the commercial launch of our first product by expanding our sales, clinical and marketing organization, by developing, commercializing and marketing multiple differentiated products that utilize our proprietary technology platform and consumer-focused approach, and by providing strong customer support. Our sales have further increased following our scaled product launches in geographies outside the United States. We believe that by demonstrating our product benefits and the shortcomings of existing insulin therapies, more people will choose our insulin pumps for their therapy needs, allowing us to further penetrate and expand the market worldwide. In addition, we believe publications, such as the results from the study using Control-IQ technology that was published in the New England Journal of Medicine in October 2019, and post-market real-world data will be valuable in demonstrating the clinical outcome benefits derived from our system to healthcare providers and payors. We also believe we are positioned well to address consumers’ needs and preferences with our current products and products under development and by offering customers access to our future innovations through the Tandem Device Updater, as they are approved by the local regulating bodies. At the same time, by innovating and offering new product features and benefits using our t:slim X2 platform, we are able to leverage a shared global manufacturing and supply chain infrastructure. In the United States, we are able to leverage a single sales, marketing, and clinical organization, as well as our domestic customer support services. In Canada, we have a separate sales organization and our customer support infrastructure benefits from close collaboration with our United States organization. In other international geographies, we have contracted with experienced distribution partners to commercialize and support our t:slim X2 platform.
COVID-19 Global Pandemic Impact and Considerations
We are deemed an essential healthcare business under applicable governmental orders based on the critical nature of the products we offer and the community we serve. We experienced a modest impact from the COVID-19 global pandemic during the first quarter of 2020, which became more pronounced in the second quarter. We originally anticipated that our sales outside the United States may experience a greater proportional impact due to differences in the sales process in domestic versus international markets, but the impact was relatively consistent worldwide. We anticipate that our sales and operating results will continue to be adversely impacted for the duration of the pandemic. Additionally, certain programs originally planned to begin in the second quarter were delayed, such as human factors studies associated with our product development efforts. We recently commenced some of these studies in a limited fashion. The full extent of the impact of the COVID-19 global pandemic on our future business and operations is difficult to estimate and will depend on a number of factors including the scope and duration of the COVID-19 global pandemic.
We have taken steps to prioritize the health and safety of our employees and customers during the COVID-19 global pandemic, while working to maintain a continuous supply of products, training and customer support. To that end, we have increased the frequency of our communications to employees, suppliers, customers, and healthcare providers. Starting in March 2020, we restricted non-essential employee travel, banned visitors from all of our facilities, and transitioned those employees able to perform their job function outside of our facilities to a remote work environment. For our field-based sales and clinical employees, we initially discontinued all in-person activities and began utilizing technology to remotely engage healthcare providers and customers. We continue to work closely with our healthcare providers and customers, remaining flexible in our method of interaction. For our employees in manufacturing and warehousing positions involved in production and fulfillment operations, we implemented preventative measures to comply with social distancing requirements and have taken measures to help ensure safety, including requiring temperature checks for our employees before each shift.
In response to developments surrounding the COVID-19 global pandemic, we initiated discussions with our key suppliers in early 2020 regarding their abilities to fulfill existing orders, and we have continued to regularly assess their capacity. At this time, we believe many of our suppliers are deemed essential businesses under applicable governmental orders, and we have not experienced and do not anticipate disruption in our ability to manufacture insulin pumps and cartridges due to component procurement limitations. Our finished goods and raw material inventory for insulin pumps, as well as available manufacturing capacity, meet or exceed our target levels and position us well to respond to unforeseen disruptions in the near term.
In the first quarter of 2020, we observed customers purchasing cartridges and infusion sets at a higher rate than anticipated. We continue to focus on building up our inventory for finished cartridges and infusion sets to targeted levels. Near the end of the first quarter of 2020, our third-party cartridge manufacturer completed validation and commenced commercial-scale manufacturing to supplement our existing cartridge manufacturing capacity, which we believe will assist us in meeting product demand and allow us to build up inventory levels in line with our targets. In addition, our primary infusion set manufacturer continues to work through inventory constraints and we have asked some customers to accept substitutions of similar products to prevent delays in order fulfillment. We are carefully managing our pump supplies inventory while we work to overcome these temporary challenges.

Commercially, we have been communicating with our customers and healthcare providers through social media, direct email outreach and our website, in addition to the regular communications sent by our sales and clinical employees. We are also leveraging our technology platforms, such as our t:connect diabetes management application, to support healthcare providers as many of them are utilizing telehealth capabilities in their practices at increased levels. By the end of the first quarter of 2020, we expanded our remote new pump training offering to all customers who purchased a t:slim X2 insulin pump, and more recently have begun offering in-person trainings on a limited basis.
We are prudently managing our use of cash and completed a convertible debt financing in May 2020 to further strengthen our balance sheet. We believe that our total cash and investments on hand are sufficient to sustain our existing operations for at least the next 12 months from the date of this filing. In the meantime, we are focused on making necessary investments in the organization as originally planned to continue to progress against our long-term sales and profitability initiatives, including recruitment of key employees, advancement of our R&D pipeline, and implementation of technology solutions. We will continue to evaluate our business operations and strategy based on new information as it becomes available and we intend to make changes that we consider necessary in light of this information.
Products Under Development
Our products under development support our strategy of focusing on both consumer and clinical needs, and include a connected (mobile) health offering, a next-generation hardware platform, which we refer to as the t:sport Insulin Delivery System (t:sport), AID system enhancements, and additional CGM integrations with our current and future products. We intend to leverage our consumer-focused approach and proprietary technology platform to continue to develop products that have the features and functionality that will allow us to meet the needs of people in differentiated segments of the insulin-dependent diabetes market, including the following:

•
Connected (Mobile) Health Offerings – In July of 2020 we began offering the first version of our t:connect mobile application that wirelessly uploads pump data to our cloud-based t:connect diabetes management application, receives notification of pump alerts and alarms, and provides a discrete, secondary display of glucose and insulin data. Future updates of our mobile application are planned to include mobile bolus delivery, additional pump control features, integrate other health-related information from third-party sources and support future capabilities for our products under development.

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

•
AID Enhancements – We intend to further enhance our automated insulin delivery system and are considering alternative strategies to deliver new features and benefits to our customers on a regular basis. In addition to algorithm enhancements intended to improve clinical outcomes, we are also developing new features for greater personalization and refinements to the overall system usability.

•
Additional CGM Integration – In June 2020 we announced an agreement with Abbott to develop and commercialize integrated diabetes solutions that combine Abbott’s CGM technology with our insulin delivery systems to provide more options for people to manage their diabetes. Following the completion of our integrated product development work, and required regulatory clearances or approvals, we intend to focus our initial commercial activities for integrated products in the U.S. and Canada, with additional geographies considered in the future.

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

In the four-year period ended June 30, 2020, we shipped approximately 169,000 insulin pumps, of which approximately 137,000 were shipped to customers in the United States and approximately 32,000 were shipped to international markets.
Pump shipments to customers in the United States by fiscal quarter were as follows:

	Pump Units Shipped for Each of the Three Months Ended in Respective Years - U.S.
	March 31	June 30	September 30	December 31	Total
2012	—	9	204	844	1,057
2013	852	1,363	1,851	2,406	6,472
2014	1,723	2,235	2,935	3,929	10,822
2015	2,487	3,331	3,431	6,234	15,483
2016	4,042	4,582	3,896	4,418	16,938
2017	2,816	3,427	3,868	6,950	17,061
2018	4,444	5,447	7,379	12,935	30,205
2019	9,669	12,799	13,814	17,453	53,735
2020	13,158	14,735	N/A	N/A	27,893
Pump shipments to international customers by fiscal quarter were as follows:

	Pump Units Shipped for Each of the Three Months Ended in Respective Years - International
	March 31	June 30	September 30	December 31	Total
2018	N/A	N/A	1,055	3,233	4,288
2019	5,063	8,459	4,025	2,149	19,696
2020	4,220	3,952	N/A	N/A	8,172
Trends Impacting Financial Condition and Operating Results
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

•	incidence of disease or illness, including the COVID-19 global pandemic, that may impact customer purchasing patterns or disrupt our supply chain;

•	timing of holidays and summer vacations, which may vary by geography;

•	the buying patterns of our distributors and other customers, both domestically and internationally;

•	changes in the competitive landscape, including as a result of companies entering or exiting the diabetes therapy market;

•	access to adequate coverage and reimbursement for our current and future products by third-party payors, and reimbursement decisions by third-party payors;

•	the magnitude and timing of any changes to our facilities, manufacturing operations and other infrastructure, and factors impacting our ability to access our facilities;

•	the impact of any privacy breaches, which may subject us to legal and regulatory proceedings and substantial fines, penalties and expenses, as well as significant reputational harm;

•	anticipated and actual regulatory approvals of our products and competitive products; and

•	product recalls impacting, or the suspension or withdrawal of regulatory clearance or approval relating to, our products or the products of our competitors.
In addition to these general trends, we believe the following specific factors have materially impacted, and could continue to materially impact, our business going forward:

•	the disruptions caused by the COVID-19 global pandemic on suppliers, third-party manufacturers, healthcare providers, distributors and our existing or potential customers;

•	continued increase, in demand following the commercial launch of t:slim X2 with Control-IQ technology, and the demonstrated success of our Tandem Device Updater;

•	anticipated new product launches;

•	increased opportunity to achieve customer renewals as customers become eligible for insurance reimbursement to purchase a new insulin pump at the end of the typical four-year reimbursement cycle;

•
opportunity to transition former customers of Animas Corporation (Animas) to our t:slim X2 insulin pump in 2018 and 2019 following the announcement by Johnson & Johnson that it had discontinued the operations of Animas and discontinued the availability of Animas pump supplies in September 2019;

•
designation by UnitedHealthcare of one of our competitors as its preferred, in-network durable medical equipment provider of insulin pumps for most customers age seven and above from July 2016 through June 2020;

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

In addition to working to achieve our sales growth expectations, in the long-term we intend to continue to leverage our infrastructure investments to realize additional manufacturing, sales, marketing and administration cost efficiencies with the goal of improving our operating margins and ultimately achieving sustained profitability. We achieved profitability for the first time in the fourth quarter of 2018, and again in the fourth quarter of 2019. Though we may be unable to achieve profitability consistently from period to period, we believe we can ultimately achieve sustained profitability by driving incremental sales growth in U.S. and international markets, meeting our pump renewal sales objectives, maximizing manufacturing efficiencies on increased production volumes, and leveraging the investments made in our sales, clinical, marketing and customer support organizations.

Recent Developments
Expanded Pediatric Indication of the t:slim X2 Insulin Pump with Control-IQ Technology
In June 2020, we announced U.S. FDA clearance of an expanded pediatric indication for the t:slim X2 insulin pump with Control-IQ technology to children age six and older. The product was previously approved for ages 14 and older. Control-IQ technology is an advanced hybrid closed-loop feature designed to increase time in range (70-180 mg/dL).
Acquisition of Sugarmate
In June 2020, we acquired Sugarmate, a popular mobile app for people with diabetes who use insulin. The Sugarmate app (www.sugarmate.io) is designed to help people with diabetes visualize diabetes therapy data in innovative ways. It allows users to log glucose data and health and nutrition information, and can provide notifications and alerts to users, their family, and their caregivers.
Collaboration with Abbott
In June 2020, we announced that we finalized an agreement to develop and commercialize integrated diabetes solutions that combine Abbott Laboratories world-leading continuous glucose monitoring technology with our innovative insulin delivery systems to provide more options for people to manage their diabetes.
UnitedHealthcare
UnitedHealthcare issued a network bulletin that includes Tandem Diabetes Care, Inc. as a network provider, effective July 1, 2020.
Patent Cross-License Agreement with Medtronic
In July 2020, we announced that we entered into a non-exclusive patent cross-license agreement with Medtronic plc for certain technologies in the field of diabetes. With certain exclusions, this agreement applies to the companies’ existing products, as well as new products for at least the next five years, and also includes a provision not to clone one another’s products.

Components of Results of Operations
Sales
We offer products for people with insulin-dependent diabetes. We commenced commercial sales of our original t:slim insulin pump platform in the United States in the third quarter of 2012 and continued to launch various iterations of that platform during the following years. In October 2016, we began shipping our flagship pump platform, the t:slim X2 insulin pump. The t:slim X2 insulin pump platform with advanced software algorithms and remote software update capabilities, now represents 100% of our new pump shipments and is used by nearly all of our in-warranty customers. Our products also include disposable cartridges and infusion sets, as well as our complementary t:connect, Tandem Device Updater and mobile application products. We also offer additional accessories including protective cases, belt clips, and power adapters, although sales of these products are not significant.
We primarily sell our products through national and regional distributors in the United States on a non-exclusive basis. These distributors are generally providers of medical equipment and supplies to individuals with diabetes. Our primary end customers are people with insulin-dependent diabetes. Similar to other durable medical equipment, the primary payor is generally a third-party insurance carrier and the customer is usually responsible for any medical insurance plan copay or coinsurance requirements. We believe our existing sales, clinical, and marketing infrastructure will allow us to continue to increase sales by allowing us to promote our products to a greater number of potential customers, caregivers and healthcare providers, although the COVID-19 global pandemic has had, and may continue to have, an adverse impact on our sales.
In the third quarter of 2018, we began the launch of our t:slim X2 hardware platform through distribution partners outside the United States, including in select European countries, Australia, New Zealand, and South Africa. The software version on the t:slim X2 hardware platform has progressed from Dexcom G5 CGM integration at initial launch, followed by Basal-IQ technology scaling across various international markets beginning in the second quarter of 2019, and most recently we commenced the launch of our Control-IQ technology in limited geographies. Our launch of Control-IQ technology in international markets will scale through the remainder of 2020, contingent upon regulatory and reimbursement approvals.

In the first quarter of 2020, we expanded into additional international markets by delivering initial orders to support product launches in France and Germany occurring in the second and third quarters of 2020, respectively. Our independent international distributor partners perform all sales, customer support and training in their respective markets. In Canada, we market with a direct sales force and, similar to the United States, use a distributor partner for certain billing and fulfillment activities. Historically, we have experienced consistent levels of reimbursement for our products in the United States, but we expect the average sales price will vary in international markets based on a number of factors, such as the geographical mix, nature of the reimbursement environment, government regulations and the extent to which we rely on distributor relationships to provide sales, clinical and marketing support.
In general, in the United States we have experienced pump shipments being weighted heavily towards the second half of the year, with the highest percentage of pump shipments expected in the fourth quarter due to the nature of the reimbursement environment. Consistent with these historical seasonality trends, our domestic pump shipments have typically decreased significantly from the fourth quarter to the following first quarter. Internationally, we do not expect this same impact from seasonality associated with reimbursement, although the quarterly sales trends may be impacted by a number of factors, including summer vacations and product launches into new geographies. While the opportunity to transition former Animas customers positively impacted our 2019 quarterly sales trends worldwide, we do not anticipate that this trend will continue to have a significant impact.
In the first half of 2020, the COVID-19 global pandemic had a major impact on businesses around the world. Although we experienced only a modest impact on our first quarter financial results, the impact in the second quarter was more pronounced. Starting in March 2020 we ceased nearly all in-person sales, marketing and training activities and adopted numerous other changes to our daily business operations. These changes primarily remain in effect as of the date of this report and it remains uncertain when we may be able to resume our normal operations. Accordingly, we anticipate that our sales will not follow historical trends and will be adversely impacted in the coming months as customers delay their purchasing decisions or physicians pause their prescriptions of new products. Our sales outside the United States have been negatively impacted due to similar disruptions. The full extent of the impact of the COVID-19 global pandemic on our business and operations will depend on a number of factors, including the depth and duration of the COVID-19 global pandemic.
Separate from any impacts of the COVID-19 global pandemic, our quarterly sales have historically fluctuated, and may continue to fluctuate, substantially in the periods surrounding anticipated and actual regulatory approvals and commercial launches of new products by us or our competitors. We believe customers may defer purchasing decisions if they believe a new product may be launched in the future. Additionally, upon the announcement of FDA approval or commercial launch of a new product, either by us or one of our competitors, potential new customers may reconsider their purchasing decisions or take additional time to consider such FDA approval or product launch before making their purchasing decisions. For instance, we believe certain customers paused their decision-making during the second half of 2019 in anticipation of the commercial availability of the t:slim X2 with Control-IQ technology. However, it is difficult to quantify the extent of the impact of these or similar events on future purchasing decisions.
Cost of Sales
Historically, we have manufactured our pumps and disposable cartridges at our manufacturing facility in San Diego, California. Near the end of the first quarter of 2020, our third-party cartridge manufacturer completed validation and commenced commercial-scale manufacturing to supplement our existing cartridge manufacturing capacity. Infusion sets and pump accessories are manufactured by third-party suppliers. Cost of sales includes raw materials, labor costs, manufacturing overhead expenses, product training costs, royalties, freight, reserves for expected warranty costs, scrap and charges for excess and obsolete inventories. Manufacturing overhead expenses include expenses relating to quality assurance, manufacturing engineering, material procurement, inventory control, facilities, equipment, information technology and operations supervision and management. We anticipate that our cost of sales will continue to increase as our product sales increase.

Over the long term, we expect our overall gross margin percentage, which for any given period is calculated as sales less cost of sales divided by sales, to improve, as our sales increase and our overhead costs are spread over larger production volumes. We expect we will be able to leverage our manufacturing cost structure across our products that utilize the same technology platform and manufacturing infrastructure and will be able to further reduce per unit costs with increased automation, process improvements and raw materials cost reductions. Pumps have, and are expected to continue to have, a higher gross margin percentage than our pump-related supplies. Therefore, the percentage of pump sales relative to total sales will have a significant impact on our overall gross margin percentage. In the event that customers delay their pump purchasing decisions or physicians pause in prescribing new pumps, whether as a result of the COVID-19 global pandemic, or for other reasons, it is possible that we may experience a higher percentage of pump-related supply sales than anticipated, which in turn could adversely impact our overall gross margin percentage. We also expect our warranty cost per unit to decrease as we release additional product features and functionality utilizing the Tandem Device Updater. However, our overall gross margin percentage may fluctuate in future quarterly periods as a result of numerous factors aside from those associated with production volumes and product mix. For instance, as a result of the COVID-19 global pandemic we have implemented operational changes that may introduce unpredictable variability to our cost of sales, such as supplemental staffing, incremental expenses to protect the health, safety and welfare of our employees working on-site and to enable other employees to work remotely. In addition, as demand for our products increases, we may continue to make additional investments in manufacturing capacity or increase our reliance on third parties for manufacturing-related services, either of which could have a negative impact on our gross margins. Specifically, in 2020, we intend to invest in additional manufacturing equipment to meet anticipated long-term demand for our cartridges, which may initially place downward pressure on the gross margin percentage associated with our pump-related supplies.
Other factors impacting our overall gross margin percentage may include the changing percentage of products sold to distributors versus directly to individual customers, varying levels of reimbursement among third-party payors in domestic and international markets, the timing and success of new regulatory approvals and product launches, the impact of the valuation and amortization of employee stock option and RSU awards on non-cash stock-based compensation expense allocated to cost of sales, changes in warranty estimates, training costs, licensing and royalty costs, cost associated with excess and obsolete inventories, and changes in our manufacturing processes, capacity, costs or output.
Selling, General and Administrative
Our selling, general and administrative (SG&A) expenses primarily consist of salary, cash-based incentive compensation, fringe benefits and non-cash stock-based compensation for our executive, financial, legal, marketing, sales, clinical, customer support, technical services, insurance verification, regulatory affairs and other administrative functions. We began expanding our U.S. field sales and clinical organization during the third quarter of 2019 to support an expected increase in demand for our products. We had approximately 90 sales territories in the United States as of June 30, 2020. Our existing territories are generally maintained by sales representatives and field clinical specialists, and supported by managed care liaisons, additional sales management and other customer support personnel, which have also been rapidly expanding to support our growing installed base. Our operations in Canada are comprised of approximately 10 sales territories. Other significant SG&A expenses include those incurred for product demonstration samples, commercialization activities associated with new product launches, travel, trade shows, outside legal fees, independent auditor fees, outside consultant fees, insurance premiums, facilities costs and information technology costs. Overall, we expect our SG&A expenses, including the cost of our customer support infrastructure, to increase as our customer base grows in the United States and international markets. We will continue to evaluate, and may further increase, the number of our field sales and clinical personnel in order to optimize the coverage of our existing territories. Additionally, we realized a notable increase in non-cash stock-based compensation expense allocated to SG&A beginning in the third quarter of 2018, and again in the second quarter of 2019, due to the valuation of certain employee stock option grants and the impact on the valuation of the significant increase in our stock price over the previous year. We expect higher non-cash stock-based compensation expense, which was sustained through the first half of 2020, will begin to decline in future quarters. Our SG&A expenses may be affected by our response to the COVID-19 global pandemic, including reduced spending in areas such as non-essential employee travel, which may be offset by increased spending to support measures designed to prioritize the retention, health, safety and welfare of our employees. In the longer term, SG&A expenses may also increase due to anticipated costs associated with additional compliance and regulatory reporting requirements.

Research and Development
Our research and development (R&D) activities primarily consist of engineering and research programs associated with our products under development, as well as activities associated with our core technologies and processes. R&D expenses are primarily related to employee compensation, including salary, cash-based incentive compensation, fringe benefits, non-cash stock-based compensation and temporary employee expenses. We also incur R&D expenses for supplies, development prototypes, outside design and testing services, depreciation, allocated facilities and information services, clinical trial costs, payments under our licensing, development and commercialization agreements and other indirect costs. We expect our R&D expenses to increase as we advance our products under development and develop new products and technologies, partially offset by future expected declines in non-cash stock-based compensation. Similar to our SG&A expenses, our future R&D spending may be impacted by the COVID-19 global pandemic. For instance, we may experience lower spending associated with delays in the advancement of particular programs, which may be offset by increased spending to support the retention, health, safety and welfare of our employees or to enable development activities under alternative conditions.
Other Income and Expense

Other income and expense primarily consists of changes in the fair value of certain warrants issued in connection with our public offering of common stock in October 2017, interest expense which includes the amortization of debt discount and debt issuance costs related to our Convertible Senior Notes issued in May 2020 (our Notes), and interest earned on our cash equivalents and short-term investments. We expect interest expense to increase in the third quarter of 2020 as our Notes will be outstanding for the entire period, and other income and expense to fluctuate from period to period primarily due to the revaluation of the outstanding Series A warrants, which expire in the fourth quarter of 2022.

Results of Operations

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands, except percentages)	2020	2019	2020	2019
Sales:
Domestic	$89,277	$70,371	$168,823	$125,025
International	19,959	22,884	38,339	34,225
Total sales	109,236	93,255	207,162	159,250
Cost of sales	54,846	43,351	102,511	75,993
Gross profit	54,390	49,904	104,651	83,257
Gross margin	50%	54%	51%	52%
Operating expenses:
Selling, general and administrative	50,440	40,565	100,157	75,524
Research and development	15,987	11,204	30,104	20,594
Total operating expenses	66,427	51,769	130,261	96,118
Operating loss	(12,037)	(1,865)	(25,610)	(12,861)
Other income (expense), net:
Interest and other income	412	786	1,138	1,543
Interest and other expense	(3,221)	(9)	(3,221)	(16)
Change in fair value of common stock warrants	(14,336)	(424)	(16,258)	(13,170)
Total other expense, net	(17,145)	353	(18,341)	(11,643)
Loss before income taxes	(29,182)	(1,512)	(43,951)	(24,504)
Income tax benefit	(2,075)	—	(1,977)	—
Net loss	$(27,107)	$(1,512)	$(41,974)	$(24,504)
Comparison of the Three Months Ended June 30, 2020 and 2019
Sales. For the three months ended June 30, 2020, sales were $109.2 million, which included $20.0 million of international sales. Sales were $93.3 million for the same period in 2019, which included $22.9 million of international sales.

The increase in worldwide sales of $16.0 million in the second quarter of 2020 compared to the second quarter of 2019 was primarily driven by an increase in domestic sales of $18.9 million on higher pump shipments, offset by a decrease in international sales of $2.9 million associated with non-recurring market dynamics in the prior year.

Domestic sales by product were as follows (in thousands):

	Three Months Ended June 30,
	2020	2019
Pump	$56,367	$48,806
Infusion sets	22,536	14,735
Cartridges	10,196	6,710
Other	178	120
Total Domestic Sales	$89,277	$70,371

Domestic pump sales were $56.4 million for the second quarter of 2020, compared to $48.8 million in the second quarter of 2019, as pump shipments increased 15% compared to the same period in the prior year due to continued strong demand for our products following the January 2020 domestic launch of our t:slim X2 insulin pump with Control-IQ technology. Domestic pump shipments were 14,735 in the second quarter of 2020 compared to 12,799 in the second quarter of 2019. Sales of pump-related supplies increased primarily due to a 42% increase in our estimated domestic installed base of customers. Sales to distributors accounted for 71% and 74% of our total domestic sales for the three months ended June 30, 2020 and 2019, respectively. Our percentage of sales to distributors versus individual customers is principally determined by the mix of customers ordering our products within the period and whether or not we have a contractual arrangement with their underlying third-party insurance payor.

International sales by product were as follows (in thousands):

	Three Months Ended June 30,
	2020	2019
Pump	$9,124	$16,955
Infusion sets	7,430	3,484
Cartridges	3,321	2,290
Other	84	155
Total International Sales	$19,959	$22,884
International pump sales were $9.1 million for the second quarter of 2020, compared to $17.0 million in the second quarter of 2019, which was positively impacted by the transition of former Animas customers to our products and the fulfillment of pump demand from backlog that existed at the end of 2018 due to supply constraints. Sales of pump-related supplies increased primarily due to an 81% increase in our estimated international installed base of customers. Sales to distributors accounted for 96% and 93% of our total international sales for the three months ended June 30, 2020 and 2019, respectively.
Cost of Sales and Gross Profit. Our cost of sales for the three months ended June 30, 2020 was $54.8 million, resulting in gross profit of $54.4 million, compared to cost of sales of $43.4 million for the same period in 2019 resulting in gross profit of $49.9 million. The gross margin percentage for the three months ended June 30, 2020 was 50%, compared to 54% in the same period in 2019.

The increase in our gross profit for the three months ended June 30, 2020 was primarily the result of the $16.0 million increase in total sales. Gross profit and gross margin were negatively impacted by an increase in royalty and stock-based compensation costs, and to a lesser extent, costs associated with retaining incremental direct labor employees for risk mitigation in the COVID-19 environment, the expansion of cartridge manufacturing capacity and increased spending to support our digital health product offerings. These cost increases were partially offset by an increase in pump average selling prices. We recognized $1.7 million of product royalty costs in the second quarter of 2020 associated with sales of products with Control-IQ technology and free software updates offered to customers in the United States. Non-cash stock-based compensation expense allocated to cost of sales was $2.2 million for the three months ended June 30, 2020, compared to $1.3 million in the same period in 2019. Additionally, per unit overhead manufacturing costs for pumps increased in the second quarter of 2020 due to the differing sales dynamics compared to the same period in 2019. In 2019, pumps were being manufactured at a significantly higher rate to fulfill the existing backlog and increase inventory to desired stocking levels. In 2020, production levels declined from lower sales demand attributable to the COVID-19 global pandemic. The gross margin percentage was also pressured by changes in product mix from these sales dynamics. Pump sales, which have the highest gross margin, were 60% of total sales in the second quarter of 2020 versus 71% in the second quarter of 2019.
Selling, General and Administrative Expenses. SG&A expenses increased 24% to $50.4 million for the three months ended June 30, 2020 from $40.6 million for the same period in 2019. Employee-related expenses for our SG&A functions comprise the majority of SG&A expenses. The increase compared to 2019 was primarily the result of a $9.3 million increase in salaries, incentive compensation and other employee benefits due to an increase in personnel to support additional sales territories, higher sales and other services in support of our growing installed customer base, which included an increase of $2.7 million in non-cash stock-based compensation. Non-cash stock-based compensation expense allocated to SG&A was $11.7 million for the three months ended June 30, 2020, compared to $9.0 million in the same period in 2019. The increase in non-cash stock-based compensation expense was primarily due to the valuation of certain 2019 employee stock option grants and the impact on the valuation of the significant increase in our stock price. We also experienced increased costs for software maintenance, facilities maintenance, and outside consulting of $2.1 million, offset by a $1.2 million decrease in travel and entertainment, supplies and outside services expenses.
Research and Development Expenses. R&D expenses increased 43% to $16.0 million for the three months ended June 30, 2020 from $11.2 million for the same period in 2019. The increase in R&D expenses was primarily the result of an increase of $2.3 million in salaries, incentive compensation and other employee benefits due to an increase in personnel to support our product development efforts, as well as an increase of $2.3 million in outside services, consulting services and equipment and maintenance costs attributable to R&D. Non-cash stock-based compensation expense allocated to R&D was $2.6 million for the three months ended June 30, 2020, compared to $2.1 million in the same period in 2019.
Other Income and Expense. Total other expense for the three months ended June 30, 2020 was $17.1 million compared to total other income of $0.4 million in the same period in 2019. Other expense for the three months ended June 30, 2020 primarily consisted of a $14.3 million revaluation loss from the change in the fair value of certain warrants due to the significant appreciation of our stock price, and $3.2 million of interest expense which includes the amortization of debt discount and debt issuance costs related to our Notes issued in the second quarter of 2020. Other income for the three months ended June 30, 2019 primarily consisted of interest earned on our cash equivalents and short-term investments, offset by a $0.4 million revaluation loss from the change in the fair value of certain warrants.

Comparison of the Six Months Ended June 30, 2020 and 2019
Sales. For the six months ended June 30, 2020, sales were $207.2 million, which included $38.3 million of international sales. For the six months ended June 30, 2019, sales were $159.3 million, which included $34.2 million of international sales.
The increase in worldwide sales of $47.9 million in the first half of 2020 compared to the first half of 2019 was primarily driven by $43.7 million in pump-related supplies sales from a 48% growth in the worldwide installed base and an increase in domestic pump sales of $20.4 million, offset by the effect of international product mix and non-recurring market dynamics in the prior year.

Domestic sales by product were as follows (in thousands):

	Six Months Ended June 30,
	2020	2019
Pump	$106,086	$85,709
Infusion sets	42,750	26,689
Cartridges	19,651	12,381
Other	336	246
Total Domestic Sales	$168,823	$125,025

Domestic pump sales were $106.1 million for the first half of 2020, compared to $85.7 million in the first half of 2019, as pump shipments increased 24% compared to the same period in the prior year due to continued strong demand for our products following the January 2020 domestic launch of our t:slim X2 insulin pump with Control-IQ technology. Domestic pump shipments were 27,893 in the first half of 2020 compared to 22,468 in the first half of 2019. Sales of pump-related supplies increased primarily due to a 42% increase in our estimated domestic installed base of customers. Sales to distributors accounted for 70% and 74% of our total domestic sales for the six months ended June 30, 2020 and 2019, respectively. Our percentage of sales to distributors versus individual customers is principally determined by the mix of customers ordering our products within the period and whether or not we have a contractual arrangement with their underlying third-party insurance payor.

International sales by product were as follows (in thousands):

	Six Months Ended June 30,
	2020	2019
Pump	$18,940	$26,161
Infusion sets	13,676	4,781
Cartridges	5,553	3,112
Other	170	171
Total International Sales	$38,339	$34,225

International pump sales were $18.9 million for the first half of 2020, compared to $26.2 million in the first half of 2019, which was positively impacted by the transition of former Animas customers to our products, and the fulfillment of certain international pump demand from backlog that existed at the end of 2018 due to supply constraints in prior periods. Sales of pump-related supplies increased primarily due to an 81% increase in our estimated international installed base of customers. Sales to distributors accounted for 95% and 95% of our total international sales for the six months ended June 30, 2020 and 2019, respectively.
Cost of Sales and Gross Profit. Our cost of sales for the six months ended June 30, 2020 was $102.5 million resulting in gross profit of $104.7 million, compared to $76.0 million of cost of sales for the same period in 2019 resulting in gross profit of $83.3 million. The gross margin percentage for the six months ended June 30, 2020 was 51% compared to 52% in the same period in 2019.
The increase in our gross profit for the six months ended June 30, 2020 was primarily the result of the $47.9 million increase in total sales. Gross profit and gross margin were primarily impacted by an increase in royalty and stock-based compensation costs, partially offset by an improvement in other per unit manufacturing costs, as well as other non-manufacturing costs which primarily consist of warranty, freight and training. We recognized $3.0 million of product royalty costs in the first six months of 2020 associated with the first quarter launch of Control-IQ technology in the United States. Additionally, non-cash stock-based compensation expense allocated to cost of sales was $4.3 million for the six months ended June 30, 2020, compared to $2.4 million in the same period in 2019. The gross margin percentage was also pressured by changes in product mix compared to the same period of the prior year. Pump sales, which have the highest gross margin, were 60% of total sales in the first six months of 2020 compared to 70% in the same period in 2019.

Selling, General and Administrative Expenses. SG&A expenses increased 33% to $100.2 million for the six months ended June 30, 2020 from $75.5 million for the same period in 2019. Employee-related expenses for our SG&A functions comprise the majority of SG&A expenses. The increase compared to 2019 was primarily the result of a $21.1 million increase in salaries, incentive compensation and other employee benefits due to an increase in personnel to support additional sales territories, higher sales and our growing installed customer base, which included an increase of $7.2 million in non-cash stock-based compensation. Non-cash stock-based compensation expense allocated to SG&A was $23.2 million for the six months ended June 30, 2020, compared to $16.0 million in the same period in 2019. The increase in non-cash stock-based compensation expense was primarily due to the valuation of certain 2019 employee stock option grants and the impact on the valuation of the significant increase in our stock price. We also experienced increased costs for equipment and supplies, outside consulting and outside services of $3.6 million.
Research and Development Expenses. R&D expenses increased 46% to $30.1 million for the six months ended June 30, 2020 from $20.6 million for the same period in 2019. The increase in R&D expenses was primarily the result of an increase of $4.4 million in salaries, incentive compensation and other employee benefits due to an increase in personnel to support our product development efforts, as well as an increase of $5.1 million in outside services, consulting services and equipment and maintenance costs attributable to R&D. Non-cash stock-based compensation expense allocated to R&D was $4.8 million for the six months ended June 30, 2020, compared to $3.8 million in the same period in 2019.
Other Income and Expense. Total other expense for the six months ended June 30, 2020 and 2019 was $18.3 million and $11.6 million, respectively. Other expense for the six months ended June 30, 2020 primarily consisted of a $16.3 million revaluation loss from the change in the fair value of certain warrants due to the significant appreciation of our stock price during the first six months of 2020, and $3.2 million of interest expense which includes the amortization of debt discount and debt issuance costs related to our Notes issued in the second quarter of 2020. Other expense for the six months ended June 30, 2019 primarily consisted of a $13.2 million revaluation loss from the change in the fair value of certain warrants. Interest and other income for the six months ended June 30, 2020 and 2019 primarily consisted of interest earned on our cash equivalents and short-term investments.

Liquidity and Capital Resources
As of June 30, 2020, we had $426.3 million in cash and cash equivalents and short-term investments. We believe that our cash and cash equivalents and short-term investments balance is sufficient to satisfy our liquidity requirements for at least the next 12 months from the date of this filing.
Historically, our principal sources of cash have included cash collected from product sales, private and public offerings of equity securities, and debt financing. Since the beginning of 2019, we completed the following financing activities:

•
In May 2020, we raised $278.7 million in net proceeds from the issuance of the Notes, and used $34.1 million of the net proceeds to purchase capped call options in connection with the transaction (see Note 7, “Convertible Senior Notes”).

•
From January 2019 through June 2020, we issued 2,545,440 shares of common stock upon the exercise of stock options, and 558,392 shares of common stock were purchased under our 2013 Employee Stock Purchase Plan, which generated aggregate proceeds of $52.5 million.

•
From January 2019 through June 2020, we received proceeds of $0.3 million from the exercise of 95,585 outstanding warrants which were originally issued in connection with our registered public offering of common stock in October 2017. As of June 30, 2020, there were warrants to purchase 415,200 shares outstanding relating to the October 2017 offering.

•
From January 2020 through June 2020, we received proceeds of $2.0 million from the exercise of 67,799 outstanding warrants which were originally issued between August 2011 and August 2012. As of June 30, 2020, there were warrants to purchase 31,166 shares outstanding relating to these issuances.

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
The following table shows a summary of our cash flows for the six months ended June 30, 2020 and 2019:

	Six Months Ended June 30,
(in thousands)	2020	2019
Net cash provided by (used in):
Operating activities	$(5,132)	$(556)
Investing activities	(98,605)	(13,883)
Financing activities	275,303	10,755
Effect of foreign exchange rate changes on cash	(262)	15
Total	$171,304	$(3,669)
Operating Activities. Net cash used in operating activities was $5.1 million for the six months ended June 30, 2020, compared to $0.6 million in the same period in 2019. The increase in net cash used in operating activities was primarily driven by an increase in net loss, driven by increased operating expenses, particularly SG&A expenses and research and development. Working capital changes during the first half of 2020 primarily consisted of an increase in inventories, as decreases in accrued expenses and employee-related liabilities were substantially offset by increases in deferred revenue and other current liabilities. Accounts receivable decreased to $45.0 million at June 30, 2020 from $46.6 million at December 31, 2019, primarily due to the timing of sales and collections. Inventories increased to $62.3 million at June 30, 2020 from $49.1 million at December 31, 2019, primarily to support the growth in our business.
Investing Activities. Net cash used in investing activities was $98.6 million for the six months ended June 30, 2020, which was primarily related to $167.0 million of purchases of short-term investments, $16.6 million in purchases of property and equipment, and $4.8 million cash paid for the acquisition of intangible assets, offset by $89.7 million in proceeds from maturities and sales of short-term investments. Net cash used in investing activities was $13.9 million for the six months ended June 30, 2019, which was primarily related to $74.2 million of purchases of short-term investments and $8.2 million in purchases of property and equipment, offset by $68.5 million in proceeds from maturities and sales of short-term investments.
Financing Activities. Net cash provided by financing activities was $275.3 million for the six months ended June 30, 2020, which primarily consisted of $278.7 million in proceeds from the issuance of the Convertible Senior Notes which was partially offset by $34.1 million in payments related to the Capped Call Options, and $28.6 million in proceeds from the issuance of common stock under our stock plans. Net cash provided by financing activities was $10.8 million for the six months ended June 30, 2019, which primarily consisted of proceeds from the issuance of common stock under our stock plans.
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
There have been no material changes to our critical accounting policies and estimates from the information provided in Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Critical Accounting Policies Involving Management Estimates and Assumptions,” included in our Annual Report on Form 10-K for the year ended December 31, 2019, with the exception of policies put in place with regards to the Convertible Senior Notes.

Off-Balance Sheet Arrangements
As of June 30, 2020, we did not have any off-balance sheet arrangements.
Item 3. Quantitative and Qualitative Disclosures About Market Risk
Interest Rate Risk
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
Some of the financial instruments in which we invest subject us to market risk, in that a change in prevailing interest rates may cause the principal amount of the instrument to fluctuate. Other financial instruments in which we invest subject us to credit risk, in that the value of the instrument may fluctuate based on the issuer’s ability to pay. As a result of the COVID-19 global pandemic and the perceived increased credit risks associated with certain securities, credit rating agencies have issued downgrades and revised outlooks to negative for a number of issuers of the debt securities held in our short-term investments portfolio. Unrealized losses on available-for-sale debt securities at June 30, 2020 were not significant. Based on the credit quality of the available-for-sale debt securities that are in an unrealized loss position, and our current estimates of future cash flows to be collected from those securities, the Company believes the unrealized losses are not credit losses (see Note 3, “Short-Term Investments”).
Because of the short-term maturities of our financial instruments, we do not believe that an increase or decrease in market interest rates would have any significant impact on the realized value of our investment portfolio. If a 10% change in interest rates were to have occurred on June 30, 2020, this change would not have had a material effect on the fair value of our investment portfolio as of that date.
In May 2020, the Company issued $287.5 million principal amount of Convertible Senior Notes, which bear interest at a fixed rate of 1.50% per year. Accordingly, the Company is not subject to interest rate risk as a result of the Convertible Senior Notes (see Note 7, “Convertible Senior Notes”).
Foreign Currency Exchange Rate Risk
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
As of June 30, 2020, we carried out an evaluation under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based on this evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of June 30, 2020.
Changes in Internal Control over Financial Reporting
There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) during the quarter ended June 30, 2020 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION
Item 1. Legal Proceedings

In April 2020, we were named as a defendant in four federal class action lawsuits, each of which was subsequently dismissed. Each one was brought in response to a data breach we experienced in January 2020. The four dismissed lawsuits are as follows:

•
On April 1, 2020, C.H., individually, and on behalf of all others similarly situated v. Tandem Diabetes Care, Inc. was filed against us in the Southern District of the United States District Court. The complaint alleged negligence and violations of the California Confidentiality of Medical Information Act (CMIA). Plaintiff filed a Notice of Voluntary Dismissal on May 22, 2020.

•
On April 8, 2020, Joseph Deluna, on behalf of himself and all others similarly situated v. Tandem Diabetes Care, Inc. was filed against us in the Central District of the United States District Court. The complaint alleged negligence and violations of the CMIA and the Federal Trade Commission Act (FTCA). Plaintiff filed a Notice of Voluntary Dismissal on May 22, 2020.

•
On April 16, 2020, Jose Lopez, individually and on behalf of all others similarly situated v. Tandem Diabetes Care, Inc. was filed against us in the Southern District of the United States District Court. The complaint alleged negligence and violations of the FTCA, CMIA, California’s Unfair Competition Law (UCL), California’s Consumer Record Act, and the California Consumer Privacy Act of 2018 (CCPA). This complaint also alleged that the security incident created a breach of contract and a breach of the implied covenant of good faith and fair dealing. Plaintiff filed a Notice of Voluntary Dismissal on May 22, 2020.

•
On April 16, 2020, Samantha Henrichsen, and her minor son, A.R., individually, and on behalf of all others similarly situated v. Tandem Diabetes Care, Inc. was filed against us in the Southern District of the United States District Court. The complaint alleged negligence and violations of the CMIA, the Illinois Consumer Fraud and Deceptive Business Practices Act, and the Illinois Uniform Deceptive Trade Practices Act. This complaint also alleged that the security incident created a breach of contract. Plaintiffs filed a Notice of Voluntary Dismissal on May 22, 2020.

We have been named as a defendant in three California state court class action lawsuits arising from the data breach we experienced in January 2020. Collectively, these lawsuits seek statutory, compensatory, actual, and punitive damages; equitable relief, including restitution; pre- and post-judgment interest; injunctive relief; and attorney fees, costs, and expenses from us. The three pending lawsuits are as follows:

•
On May 8, 2020, Stephanie Matthews, individually and on behalf of all others similarly situated vs. Tandem Diabetes Care, Inc. was filed against us in the Superior Court of the State of California for the County of Sacramento. The complaint alleged violations of the CMIA and UCL.

•
On May 22, 2020, Joseph Deluna, Conor Soraghan, Salvador Rodriguez, individually, and on behalf of all others similarly situated vs. Tandem Diabetes Care, Inc. was filed against us in the Superior Court of the State of California for the County of San Bernardino. The complaint alleged violations of the CMIA, CCPA, UCL, and breach of contract.

•
On May 27, 2020, Jane Doe 1, individually and on behalf of all others similarly situated vs. Tandem Diabetes Care, Inc. was filed against us in the Superior Court of the State of California for the County of Kings. A First Amended Complaint (FAC) was filed on June 12, 2020. The FAC alleged violations of the CMIA, UCL, and CCPA.

Although we intend to vigorously defend against these claims, there is no guarantee that we will prevail. Accordingly, we are unable to determine the ultimate outcome of these lawsuits or determine the amount and range of potential losses associated with the lawsuits.

From time to time, we are involved in various other legal proceedings, disputes and other claims arising in the ordinary course of our business, including actions with respect to intellectual property, data privacy, employment, product liability and contractual matters. Although the results of legal proceedings, disputes and other claims cannot be predicted with certainty, we currently believe that the final outcome of these ordinary course matters will not, individually or in the aggregate, have a material adverse effect on our business, financial position, results of operations, cash flows or future prospects. However, regardless of the outcome, legal proceedings, disputes and other claims can have an adverse impact on us because of legal costs, diversion of management time and resources, and other factors.

Item 1A. Risk Factors
An investment in our common stock or in other convertible securities involves risks. You should carefully consider the risks described below, together with all of the other information included in this Quarterly Report, as well as in our other filings with the SEC, in evaluating our business. If any of the following risks actually occur, our business, financial condition, operating results and future prospects could be materially and adversely affected. In that case, the trading price of our common stock may decline and you might lose all or part of your investment. The risks described below are not the only ones we face. Additional risks that we currently do not know about or that we currently believe to be immaterial may also impair our business, financial condition, operating results and future prospects. Certain statements below are forward-looking statements.
The risk factors set forth below marked with an asterisk (*) next to the title contain changes to the description of the risk factors previously disclosed in Part I, Item IA of our Annual Report.
Risks Related to Our Business and Our Industry
We have incurred significant operating losses since inception and cannot assure you that we will achieve sustained profitability.*
Since our inception in January 2006, we have incurred a significant net loss. As of June 30, 2020, we had an accumulated deficit of $666.8 million. To date, we have funded our operations primarily through cash collected from product sales, private and public offerings of our equity securities, and debt financing. We have devoted substantially all of our resources to the design, development and commercialization of our products, the scaling of our manufacturing operations and commercial organization, the research and development of our current products and products under development, and the assembly of a management team to manage our business.
We began commercial sales of our first product, t:slim, in August 2012 and our flagship pump platform, t:slim X2, in October 2016. The t:slim X2 insulin pump now represents 100% of new pump shipments. Until the third quarter of 2018 we were selling our products only in the United States and have since launched our products in select international geographies.
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
Because we currently rely on sales of our t:slim X2 insulin pump and related products to generate a significant majority of our revenue, any factors that negatively impact sales of these products, or result in sales of these products increasing at a lower rate than expected, could adversely affect our business, financial condition and operating results. We believe the COVID-19 global pandemic has had and may continue to have a material adverse impact on sales of our products as it could result in customers delaying their purchasing decisions or physicians pausing prescriptions for our products. It could also have the effect of magnifying the negative impact of any of the factors described above.

Public health threats, such as the COVID-19 global pandemic, have had and could continue to have a material adverse effect on our operations, the operations of our business partners, and the global economy as a whole.*
Public health threats and other highly communicable diseases and outbreaks could adversely impact our operations, the operations of our customers, suppliers, distributors and other business partners, as well as the healthcare system in general. For example, the COVID-19 global pandemic, which is currently affecting numerous countries throughout the world, has resulted in a rapid rise in unemployment and a sudden decrease in global economic activity, and the scope of the COVID-19 global pandemic and its impacts is continuing to fluctuate, and in some instances worsen, in various regions worldwide. While we experienced only a modest negative impact from the COVID-19 global pandemic during the first quarter of 2020, the negative impact during the second quarter of 2020 was more pronounced, and we anticipate that our sales and operating results will continue to be adversely impacted in future periods. In addition, the recent rise in unemployment and decrease in economic activity due to the COVID-19 global pandemic may negatively impact the affordability of our products for certain customers, which could reduce demand for our products. Further, the initiation of certain programs originally planned for the second and third quarter, such as human factors studies associated with our product development efforts, have been delayed, which could have a negative impact on our product commercialization efforts and the future demand for our products.
The COVID-19 global pandemic, or other similar outbreaks or epidemics, may have an adverse effect on the overall productivity of our workforce, and we may be required to take extraordinary measures to protect the health and safety of our employees and our business partners and reduce the risk of disruptions to our operations. For example, starting in March 2020, we restricted non-essential employee travel, banned visitors from all of our facilities, and transitioned those employees able to perform their job function outside of our facilities to a remote work environment. For our field-based sales and clinical employees, we initially discontinued all in-person activities and began utilizing technology to remotely engage healthcare providers and customers. Where permitted, in-person activities have resumed, though the scope and scale have been limited and we still rely heavily on remote engagement. For our employees in manufacturing and warehousing positions involved in production and fulfillment operations, we have implemented preventative measures to comply with physical distancing requirements and have taken measures to help ensure safety, including requiring temperature checks for our employees before each shift. We have also increased our staffing in certain operations in order to mitigate potential risks associated with increases in unplanned employee absences or illness. Our adoption of these preventive measures has resulted in incremental costs that have negatively impacted our gross margin, and the impacts could be greater in future periods. In addition, for the duration of the COVID-19 global pandemic, our employees may be required to continue to operate within a remote work environment for extended periods of time due to illness, travel restrictions, government-imposed orders, school closures or for other reasons, any of which could result in reduced productivity of our workforce.
In addition to the foregoing impacts, disruptions from the COVID-19 global pandemic, or other similar outbreaks or epidemics, could result in delays in or the suspension of our manufacturing operations, research and product development activities, regulatory work streams, clinical development programs and other important commercial functions. In particular, if we were required to delay or suspend our manufacturing operations, we may encounter severe product shortages, which would adversely affect our results of operations and harm our reputation. We are also dependent upon our third-party suppliers for many of our product components, and the COVID-19 global pandemic could have a material adverse impact on the operations of one or more of our suppliers, which could prevent them from delivering products to us on a timely basis, or at all. For example, our current inventory level for insulin cartridges is below targeted levels and there is no guarantee that we or our third-party cartridge manufacturer will be able to manufacture cartridges in the quantities we require to rebuild inventories or meet product demand. In addition, our primary infusion set manufacturer is currently working through inventory constraints and there is no guarantee it will be able to provide infusion sets in the quantities we require. If these or similar manufacturing challenges persist, it could have a negative impact on product sales and harm our reputation.
The full extent of the impact of the COVID-19 global pandemic on our business and operations is highly uncertain and subject to change, and will continue to depend on a number of factors, including the scope and duration of the COVID-19 global pandemic. We expect any further spread of the COVID-19 global pandemic, or even the threat or perception that this could occur, or any protracted duration of decreased economic activity, could have a material adverse impact on our business, operations and financial results.

Our ability to maintain and grow our revenue depends in part on retaining a high percentage of our customer base.*
A key to maintaining and growing our revenue is the retention of a high percentage of our customers due to the potentially significant revenue generated from ongoing purchases of disposable insulin cartridges and other supplies. In addition, our pumps are designed and tested to remain effective for at least four years and a satisfied customer may consider purchasing another product from us when the time comes to replace the pump. We have developed retention programs aimed at our customers, their caregivers and healthcare providers, which include training specific to our products, ongoing support by our sales and clinical employees, and technical support and customer service. Demand for our products from our existing customers could decline or could fail to increase in line with our projections as a result of a number of factors, including the introduction of competitive products, breakthroughs for the monitoring, treatment or prevention of diabetes, changes in reimbursement rates or policies, manufacturing problems, perceived safety or reliability issues with our products or components or the products of our competitors, the failure to secure regulatory clearance or approvals for products or product features in a timely manner or at all, product development or commercialization delays, the impacts and disruptions caused by the COVID-19 global pandemic, or for other reasons.
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
Our primary competitors are major medical device companies that are publicly traded companies or divisions or subsidiaries of publicly traded companies, including Insulet and Medtronic MiniMed. In addition, Eli Lilly & Co. is developing an insulin pump. There are also a number of other companies developing and marketing their own insulin delivery systems and/or related software applications, including insulin pumps and Bluetooth-enabled insulin pens to support MDI therapy. While these industry changes are significant, it is difficult to know how they will impact our business or the competitive landscape in which we operate. Our key competitors, most notably Medtronic, enjoy several competitive advantages over us, including:

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
In addition, the competitive environment in which we operate has resulted and may continue to result in competitive pressures on our manufacturers, suppliers, distributors, collaboration partners and other business constituents. For example, we have entered into development agreements with Dexcom, which provide us non-exclusive licenses to integrate various generations of Dexcom CGM technology with our insulin pump products. In the fourth quarter of 2017, Abbott launched a new blood glucose sensing technology in the United States which competes with the Dexcom CGM technology, and another CGM product with CE Mark approval was approved in the second quarter of 2018 for sale in the United States. In June 2020, we entered into an agreement with Abbott to develop and commercialize integrated diabetes solutions. There can be no assurance that our collaboration with Abbott will be successful or that we will not experience unanticipated challenges or delays. Competitive pressures within our industry, as well as the impacts and disruptions associated with the COVID-19 global pandemic could negatively impact the financial condition of our business partners, impact their ability to fulfill contractual obligations to us, and result in harm to our financial condition and operating results.
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

As guidelines in setting their coverage and reimbursement policies, many third-party payors in the United States use coverage decisions and payment amounts determined by the Centers for Medicare and Medicaid Services (CMS), which administers the U.S. Medicare program. Medicare periodically reviews its reimbursement practices for diabetes-related products, and there is uncertainty as to the future Medicare reimbursement rate for our products. Effective January 1, 2020, in addition to the existing reimbursement code for insulin pumps, CMS established additional reimbursement codes for insulin pumps with AID and CGM integration and associated supplies. In light of complexities surrounding use and payment of the codes, CMS subsequently determined the new codes will not be valid for Medicare submission at this time. It is also possible that CMS may continue to review and modify the current coverage and reimbursement of diabetes-related products in connection with anticipated changes to the regulatory approval process for insulin pumps and related products, software applications and services. In addition, third-party payors that do not follow the CMS guidelines may adopt different coverage and reimbursement policies for our current and future products. Further, it is possible that some third-party payors will not offer any coverage for our current or future products. For instance, it is possible that third-party payors may adopt policies in the future that designate one or more of our competitors as their preferred, in-network durable medical equipment provider of insulin pumps and that such policies would discourage or prohibit the payors’ members from purchasing our products, which would adversely impact our ability to sell our products.
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
In addition, due to the current COVID-19 global pandemic, starting in March 2020 we temporarily discontinued in-person activities for our field-based sales and clinical employees and are utilizing technology to remotely engage healthcare providers and customers. While we have authorized limited in-person activities to resume, many restrictions persist that have been imposed by state and local governments, as well as by the health systems and professional organizations with which we interact. The duration of these restrictions on our field-based employees remains highly uncertain, and it is difficult to predict the extent of any adverse impacts on the demand for our products resulting from these restrictions.
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

If we are unable to maintain our existing sales, marketing, clinical and customer service infrastructure, we may fail to increase our sales to meet our forecasts.*
A key element of our business strategy involves our sales, marketing, clinical and customer service personnel driving adoption of our products. We have significantly increased the number of sales, marketing, clinical and customer service personnel employed by us since we commenced commercial sales in 2012. However, we have faced considerable challenges in growing and managing these resources, including with respect to recruiting, training and assimilation of sales territories. We expect to continue to face significant challenges as we seek to further increase the number of our sales, clinical and customer service personnel in order to optimize the coverage of our existing sales territories, as well as expand the number and scope of our existing sales territories. These challenges may be even greater in connection with our commercial expansion outside of the United States, where we have limited experience. Unexpected turnover among our sales, marketing, clinical and customer service personnel, or unanticipated challenges in recruiting additional personnel, would have a negative impact on our ability to achieve our sales projections. Further, if a sales, marketing or clinical representative was to depart and be retained by one of our competitors, we may fail to prevent him or her from helping competitors solicit business from our existing customers, which could adversely affect our sales. Similarly, if we are not able to recruit and retain a network of diabetes educators and customer service personnel, we may not be able to successfully train and service new customers, which could delay new sales and harm our reputation.
We expect the oversight of our sales, marketing, clinical and customer service personnel will continue to place significant burdens on our management team. These burdens may be even higher while we seek to manage and expand a remote workforce during the duration of the COVID-19 global pandemic. If we are unable to retain our personnel in line with our strategic plans, we may not be able to effectively commercialize our existing products or products under development, or enhance the strength of our brand, either of which could result in the failure of our sales to increase in line with our projections or cause sales to decline.
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
If important assumptions about the potential market for our products are inaccurate, or if we have failed to understand what people with insulin-dependent diabetes are seeking in an insulin pump, our business and operating results may be adversely affected.*
Our business strategy was developed based on a number of important assumptions about the diabetes industry in general, and the insulin-dependent diabetes market in particular, any one or more of which may prove to be inaccurate or may change over time. For example, we believe that the benefits of insulin pump therapy as compared to other common insulin treatment alternatives will continue to drive growth in the market for insulin pump therapy. In addition, we believe the incidence of diabetes in the United States and worldwide is increasing. However, each of these assumptions may prove to be inaccurate and limited sources exist to compare treatment alternatives and obtain reliable market data. The actual incidence of diabetes, and the actual demand for our products or competitive products, could differ materially from our projections if our assumptions are incorrect. In addition, our strategy of focusing exclusively on the insulin-dependent diabetes market may limit our ability to increase sales or achieve profitability.
Another key element of our business strategy is utilizing market research to understand what people with diabetes are seeking to improve in their diabetes therapy management. This strategy underlies our entire product design, marketing and customer support approach and is the basis on which we developed our current products and are pursuing the development of new products. However, our market research is based on interviews, focus groups and online surveys involving people with insulin-dependent diabetes, their caregivers and healthcare providers, which represent only a small percentage of the overall insulin-dependent diabetes market. As a result, the responses we receive may not be reflective of the broader market and may not provide us accurate insight into the desires of people with insulin-dependent diabetes. In addition, understanding the meaning and significance of such market research responses necessarily requires that analysis be conducted and conclusions be drawn. We may not be able perform an analysis that yields meaningful results, or the conclusions we draw from the analysis could be misleading or incorrect. Moreover, even if our market research has allowed us to better understand the features and functionality consumers are seeking in an insulin pump to improve management of their diabetes therapy, there can be no assurance that consumers will actually purchase our products or that our competitors will not develop products with similar features.

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

•
manage and improve the productivity of our sales, marketing, clinical and customer service infrastructure to grow sales of our existing and proposed products, and enhance our ability to provide service and support to our customers;

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
Our ability to achieve profitability will depend, in part, on our ability to reduce the per-unit cost of our products while also increasing production volume.*
We believe our ability to reduce the per-unit cost of our insulin pumps and related products will have a significant impact on our ability to achieve profitability. Our cost of sales includes raw materials and component parts, labor costs, product training expenses, freight, reserves for expected warranty costs, royalties, scrap and charges for excess and obsolete inventories. It also includes manufacturing overhead costs, including expenses relating to quality assurance, manufacturing engineering, material procurement and inventory control, facilities, equipment, information technology and operations supervision and management. Our warranty reserve requires a significant amount of judgment and are primarily estimated based on historical experience. Recently released versions of our pump may not incur warranty costs in a manner similar to previously released pumps and the launch of our mobile app also may result in unanticipated changes in historical trends.

In response to the COVID-19 global pandemic, we have taken steps to prioritize the health and safety of our employees and customers, while working to maintain a continuous supply of products, training and customer support. For example, we have implemented preventative safety measures for our employees involved in production and fulfillment operations as well as for any field-based employees. For employees in other functions, we have adopted measures designed to help employees remain effective in a work-from-home environment. We have also increased our staffing in certain operations in order to mitigate potential risks associated with increases in unplanned employee absences or illness. Each of these measures has resulted in unanticipated expenses that will negatively impact our gross margin and may adversely impact our ability to achieve profitability. We may also incur additional incremental expenses to help us support our ongoing operations during a period of unpredictable variability in the demand for our products, including throughout the duration of the COVID-19 pandemic.
If we are unable to increase our production volumes while sustaining or reducing our overall cost of sales, including through arrangements such as volume purchase discounts, negotiation of pricing and cost reductions with our suppliers, more efficient training programs for customers, improved warranty performance or fluctuations in warranty estimates, it will be difficult to reduce our per-unit costs and our ability to achieve profitability will be constrained.
In addition, the per-unit cost of our products is significantly impacted by our overall production volumes, and any factors that prevent our products from achieving market acceptance, cause our production volumes to decline, alter our product mix, result in our sales growing at a slower rate than we expect, or result in the closure of our manufacturing facilities, would significantly impact our expected per unit costs, which would adversely impact our gross margins. Further, we may not achieve anticipated improvements in manufacturing efficiency as we undertake actions to expand our manufacturing capacity. If we are unable to effectively manage our overall costs while increasing our production volumes and lowering our per-unit costs, we may not be able to achieve or sustain profitability, which would have an adverse impact on our business, financial condition and operating results.
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

We generally use a small number of suppliers for our components and products, some of which are located outside the United States, including in China and Mexico. Depending on a limited number of suppliers exposes us to risks, including limited control over costs such as tariffs, availability, quality and delivery schedules. Moreover, in some cases we do not have long-standing relationships with our manufacturers and may not be able to convince suppliers to continue to make components available to us unless there is demand for such components from their other customers. As a result, there is a risk that certain components could be discontinued and no longer available to us. We have in the past been, and we may in the future be, required to make significant “last time” purchases of component inventories that are being discontinued by the manufacturer to ensure supply continuity. If any one or more of our suppliers cease to provide us with sufficient quantities of components in a timely manner or on terms acceptable to us, we would have to seek alternative sources of supply. Because of factors such as the proprietary nature of our products, our quality control standards and applicable regulatory requirements, we cannot quickly engage additional or replacement suppliers for some of our critical components. These risks associated with the procurement of critical components from a limited number of suppliers may be increased as a result of the COVID-19 global pandemic. Failure of any of our suppliers to deliver products at the level our business requires could harm our reputation and limit our ability to meet our sales projections, which could have a material adverse effect on our business, financial condition and operating results.
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
If we cannot reliably manufacture our proprietary infusion set connector, or if it does not achieve market acceptance, we may not achieve our financial projections.*
In September 2017, we began commercial sales in the United States of products with our customized t:lock connector, which is used to connect our pump cartridge to our infusion set offerings. Our t:lock connector replaced the standard luer-lock connector that historically joined an infusion set to our proprietary disposable insulin cartridges. Concurrently, we began selling infusion sets that are compatible with our t:lock connector. Starting in 2018, we initially offered standard luer-lock cartridges and infusion sets in select international markets, and transitioned to our t:lock connector in international markets during 2019.
We believe the transition to the t:lock connector, for our direct customers and distributors in the United States and international markets, is substantially complete. However, during 2020 there may be limited circumstances where we continue offering both styles of cartridges and infusion sets in international markets to facilitate the transition of customer supplies. Due to the variability in purchasing patterns, standard luer-lock inventories may not be consumed at the predicted rates and we may be required to offer both styles of insulin cartridges and infusion sets for a longer period than anticipated or we may be left with excess quantities of standard luer-lock inventories that we cannot sell at standard prices or at all, which would negatively impact our results of operations.
While the t:lock connector was designed based on customer feedback, and all standard luer-lock infusion sets that we recently offered are now available with the t:lock connector, it is possible that t:lock may not continue to gain market acceptance by current or potential customers, their caregivers, or healthcare providers. Any negative market response to the t:lock connector may impact a current customer’s decision to purchase a new pump from us at the time of renewal. In addition, potential customers may decide not to purchase our insulin pumps if they do not prefer the t:lock connector or t:lock compatible infusion sets, which could have a material adverse impact on our business, financial condition and operating results.

Our business operations are primarily located in San Diego, California, and any disruption at one of our facilities could adversely affect our business and operating results.*
Substantially all of our current operations are conducted in San Diego, California, including our manufacturing processes, R&D activities and management and administrative functions. In addition, the majority of our inventories of component supplies and finished goods is stored at two facilities in San Diego. In the second half of 2019, we commenced customer and technical support activities in Boise, Idaho. We expect our operations in Boise to expand substantially during 2020. We take precautions to safeguard our facilities, including by acquiring insurance, employing back-up generators, adopting health and safety protocols and utilizing off-site storage of computer data. However, vandalism, terrorism or a natural disaster, such as an earthquake, fire or flood, or other catastrophic event, could damage or destroy our manufacturing equipment or our inventories of component supplies and finished goods, cause substantial delays in our operations, result in the loss of key information, result in reduced sales, and cause us to incur additional expenses. Our insurance coverage may not be sufficient to provide coverage with respect to the damages incurred in any particular case, and our insurance carrier may deny coverage with respect to all or a portion of our claims. Regardless of the level of insurance coverage or other precautions taken, damage to our facilities may have a material adverse effect on our business, financial condition and operating results.
We may not experience the anticipated operating efficiencies from the transition of our manufacturing and warehousing operations.*
At the beginning of 2018 we completed the transition of our manufacturing operations to a facility located on Barnes Canyon Road in San Diego, and during the fourth quarter of 2019 we commenced operations at a new logistics warehouse in San Diego. We expect that both of these actions will allow for future capacity for product manufacturing and warehousing expansion. However, we may not experience the anticipated operating efficiencies at either facility. In addition, beginning in 2020 we outsourced a portion of our cartridge manufacturing demand to an experienced third-party contract manufacturer. If we fail to achieve the operating efficiencies that we anticipate, our manufacturing and operating costs may be greater than expected, which would have a material adverse impact on our operating results. In addition, we or our contract manufacturers may encounter problems during manufacturing for a variety of reasons, including failure to follow specific protocols and procedures, failure to comply with applicable regulations, equipment malfunction, component part supply constraints and environmental factors, any of which could delay or impede our ability to meet customer demand and have a material adverse impact on our business, financial condition and operating results. Further, because of the custom nature of our cartridge manufacturing process and product components, and the highly regulated nature of our products overall, in the event of any problems with our contract manufacturer, we may not be able to quickly establish additional or alternative arrangements.
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

A security breach or other significant disruption to our information technology systems, or failures of our pumps’ software to perform as we anticipate, could materially disrupt our operations or result in the loss, theft, misuse, unauthorized disclosure, or unauthorized access to sensitive information relating to our customers, suppliers, employees or other individuals, which could damage our relationships, expose us to litigation or regulatory proceedings, or harm our reputation, any of which could have an adverse and material effect on our business, financial condition and operating results.*
The efficient operation of our business depends on our information technology and communication systems, as well as those of our third-party business partners. We rely on such systems to effectively store, process and transit proprietary sales and marketing data, accounting and financial functions, manufacturing and quality records, inventory management, product development tasks, research and development data, customer service and technical support functions. Our information technology systems, including those that support our t:connect uploader software and cloud-based web application, our current and future mobile applications, as well as those involved in the operation of our Tandem Device Updater, are vulnerable to damage or interruption from a number of causes, including earthquakes, fires, floods and other natural disasters, terrorist attacks, attacks by computer viruses or hackers, malware, ransomware or other destructive software, cyber-attacks, power losses, and computer system or data network failures. Should any of those risks occur, it could adversely impact the availability, confidentiality and integrity of information assets contained in those systems.
Our business also involves the storage and transmission of a substantial amount of confidential, personal, or other sensitive information, including health information and other personal information relating to our customers, the personal information of our employees and other individuals, and our proprietary, financial, operational or strategic information. Should any of the foregoing risks occur, it could also result in the loss, theft, misuse, unauthorized disclosure, or unauthorized access of such sensitive information, which could lead to significant reputational or competitive harm, litigation involving us or our business partners, regulatory proceedings, or substantial liabilities, fines, penalties or expenses. As a result, we strive to maintain and regularly update reasonable security measures, and to respond quickly and effectively if and when data security incidents do occur. Like many businesses, we are subject to numerous data privacy and security risks, including threats arising from computer viruses or hackers, cyber-attacks and ransomware attacks, as well as the risk that one or more of our employees may fail to comply, whether knowingly or accidentally, with established security measures, or with internal policies relating to use, storage or transmission of confidential or sensitive information. We are unable to predict the direct or indirect impact of any such incidents to our business. Further, many of our service providers are subject to similar risks. Whether or not our security measures and those of our service providers are ultimately successful, our expenditures on those measures could have an adverse impact on our financial condition and results of operations, and divert management’s attention from pursuing our strategic objectives.
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

We experienced a breach of our information technology systems in January 2020.*
On January 17, 2020, we learned that an unauthorized person gained access to an employee’s email account through a cyber-attack commonly known as “phishing.” We investigated the incident, and learned that a limited number of our employee email accounts may have been accessed by an unauthorized user in a similar manner between January 17, 2020 and January 20, 2020. Our continued investigation indicated that customer information, as well as proprietary Company information, may have been contained in one or more of the employee email accounts affected by the incident. Our investigation has not determined whether an unauthorized person viewed any such information. As a result of this incident, we have been named a defendant in three California state court putative class action lawsuits that we are aware of. The risks posed by these lawsuits include civil monetary damages, attorney fees and costs, other legal penalties, reputational damage, loss of goodwill, and competitive harm.
If we are found to have violated laws concerning the privacy and security of patient health information or other personal information, we could be subject to civil or criminal penalties, which could increase our liabilities and harm our reputation or our business.*
There are a number of domestic and international laws protecting the privacy and security of personal information. These laws include the U.S. Health Insurance Portability and Accountability Act of 1996 (HIPAA) and related regulations, U.S. state laws, Canada’s Personal Information and Electronic Documents Act (PIPEDA) or the applicable provincial alternatives, the EU’s General Data Protection Regulation (GDPR), EU member states directives, or similar applicable laws. These laws place limits on how we may collect, use, share and store medical information and other personal information, and they impose obligations to protect that information against unauthorized access, use, loss, and disclosure. The putative class action lawsuits described above allege violations of some of these laws.
If we, or any of our service providers who have access to the personal data for which we are responsible, are found to be in violation of the privacy or security requirements of HIPAA, PIPEDA, GDPR, or applicable U.S. state and Canadian provincial laws, we could be subject to civil or criminal penalties, which could increase our liabilities, harm our reputation and have a material adverse effect on our business, financial condition and operating results. Although we utilize a variety of measures to secure the data that we control, even compliant entities can experience security breaches or have inadvertent failures despite employing reasonable practices and safeguards.
We may also face new risks relating to data privacy and security as the United States, individual U.S. states or Canadian provinces, E.U. member states, and other international jurisdictions adopt or implement new data privacy and security laws and regulations as we continue to commercialize our products worldwide. For example, the California Consumer Privacy Act, which took effect on January 1, 2020, may impose additional requirements on us and increase our regulatory and litigation risk. As we continue to expand, our business will need to adapt to meet these and other similar legal requirements.
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

•	foreign taxes, including withholding of payroll taxes;

•	foreign currency fluctuations, which could result in increased operating expenses and reduced revenues, and other obligations incident to doing business in another country; and

•	business interruptions resulting from geopolitical actions, including war and terrorism, natural disasters, or incidence of disease, including as a result of the COVID-19 global pandemic.
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

We may seek to grow our business through acquisitions of complementary products or technologies, and the failure to successfully manage acquisitions, or the failure to integrate them with our existing business, could have a material adverse effect on our business, financial condition and operating results.*
From time to time, we may consider opportunities to acquire other products or technologies that may enhance our product platform or technology, expand the breadth of our markets or customer base, or advance our business strategies. Potential and completed acquisitions both involve numerous risks, including:

•	problems assimilating the acquired products or technologies;

•	issues maintaining uniform standards, procedures, controls and policies;

•	unanticipated costs associated with acquisitions;

•	diversion of management’s attention from our existing business;

•	risks associated with entering new markets in which we have limited or no experience; and

•	increased legal and accounting costs relating to the acquisitions or to comply with regulatory requirements or other compliance matters.
We may experience one more or of those risks in connection with our recent acquisition of Sugarmate. We do not know if we will be able to identify future acquisitions we deem suitable, whether we will be able to successfully complete any such acquisitions on favorable terms or at all, or whether we will be able to successfully integrate any acquired products or technologies into our business. Our potential inability to integrate any acquired products or technologies effectively may adversely affect our business, operating results and financial condition.
Risks Related to Our Financial Results and Need for Financing
We may need or otherwise determine to raise additional funds in the future and if we are unable to raise additional funds when necessary or desirable, we may not be able to achieve our strategic objectives.*
At June 30, 2020, we had $426.3 million in cash, cash equivalents and short-term investments. Our management expects the continued growth of our business, including the expansion of our customer service infrastructure to support our growing base of customers, our plans to expand commercial sales of our products outside of the United States, the growth of our manufacturing and warehousing operations, increase the size of our facility footprint due to increasing headcount and additional R&D activities, will continue to increase our expenses. In addition, the amount of our future product sales is difficult to predict and actual sales may not be in line with our forecasts. Accordingly, our future capital requirements will depend on many factors, including:

•	the revenue generated by sales of our insulin pump products, and the related insulin cartridges and infusion sets, and any other future products that we may develop and commercialize;

•	the gross profits and gross margin we realize from the sales we generate;

•	the costs associated with maintaining and expanding an appropriate sales, marketing, clinical and customer service infrastructure;

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

•
impacts and disruptions resulting from geopolitical actions, including war and terrorism, natural disasters, or incidence of disease, including as a result of the impacts from the COVID-19 global pandemic.

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

Risks Related to Our Intellectual Property and Potential Litigation
Our ability to protect our intellectual property and proprietary technology is uncertain.*
We rely primarily on patent, trademark and trade secret laws, as well as confidentiality and non-disclosure agreements, to protect our proprietary technologies. As of June 30, 2020, our patent portfolio consisted of approximately 95 issued U.S. patents and 69 pending U.S. patent applications. Of these, our issued U.S. patents expire between approximately 2021 and 2038. We are also seeking patent protection for our proprietary technologies in other countries throughout the world. In addition, we also have 41 trademark registrations, including 18 U.S. trademark registrations and 23 foreign trademark registrations.
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
We have entered into confidentiality agreements and intellectual property assignment agreements with our officers, employees, temporary employees and consultants regarding our intellectual property and proprietary technology. We also enter into confidentiality agreements with potential collaborators and other counterparties, and the terms of our collaboration agreements typically contain provisions governing the ownership and control of intellectual property. In the event of unauthorized use or disclosure or other breaches of those agreements, we may not be provided with meaningful protection for our trade secrets or other proprietary information.
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
Further, we commenced commercial sales of our products in select international markets during the third quarter of 2018. As we expand our operations outside of the United States and launch new products, we will become subject to various additional regulatory and legal requirements under the applicable laws and regulations of the international markets we enter. These additional legal and regulatory requirements may result in our incurring significant costs and expenditures. We have limited experience complying with applicable laws and regulations in international markets generally, and in particular when we enter new markets, and if we are not able to comply with any such requirements, our international expansion and business could be significantly harmed.
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

A recall or suspension of our products, or the discovery of serious safety issues with our products, could have a significant negative impact on us.*
The FDA and equivalent foreign regulatory authorities have the authority to require the recall or suspension, either temporarily or permanently, of commercialized products in the event of material deficiencies or defects in quality systems, product design or manufacture or in the event that a product poses an unacceptable risk to health. Regulatory authorities have broad discretion to require the recall or suspension of a product or to require that manufacturers alert customers of safety risks, and may do so even in circumstances where we do not believe our product poses an unacceptable risk to health. In addition, manufacturers may, under their own initiative, recall a product or suspend sales if any material deficiency in a product is found or alert customers of unanticipated safety risks. A government-mandated or voluntary recall or suspension by us, one of our distributors or any of our other third-party suppliers could occur as a result of an unacceptable risk to health, component failures, manufacturing errors, design or labeling defects or other deficiencies and issues. Recalls, suspensions or other notices relating to any products that we distribute would divert managerial and financial resources, and have an adverse effect on our reputation, financial condition and operating results.
Further, under the FDA’s Medical Device Reporting regulations and equivalent regulations in other geographies, we are required to maintain appropriate quality systems and report incidents in which our product may have caused or contributed to a death or serious injury or in which our product malfunctioned and, if the malfunction were to recur, would likely cause or contribute to death or serious injury. Repeated product malfunctions may result in a voluntary or involuntary product recall or suspension of product sales, which could divert managerial and financial resources, impair our ability to manufacture our products in a cost-effective and timely manner and have an adverse effect on our reputation, financial condition and operating results. We have initiated product recalls in the past, and our risk of future product recalls may increase as we launch new products or offer new software updates for existing products.
Any adverse event involving any products that we distribute, either domestically or internationally, could result in future voluntary corrective actions, such as recalls or customer notifications, or regulatory agency action, which could include inspection, mandatory recall or other enforcement action. For example, we recently received a notice from regulatory authorities in Australia proposing to suspend the sale of our products. Although we provided a response to this inquiry, it is possible that the Australian regulatory authority will not agree that our existing quality systems are adequate or that our products are safe and effective for their intended purpose and we may be forced to suspend our product sales in Australia or take other corrective actions. Any corrective action, whether voluntary or involuntary, will require the dedication of our time and capital, distract management from operating our business, may harm our reputation and financial results or could result in additional regulatory scrutiny in other geographies.
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
Our financial performance may be adversely affected by medical device tax provisions in the healthcare reform laws.*
The PPACA imposed, among other things, an excise tax of 2.3% on any entity that manufactures or imports medical devices offered for sale in the United States, starting January 1, 2013. In December 2019, the medical device excise tax was repealed. Prior to the repeal, the tax had been suspended for calendar years 2016, 2017, 2018 and 2019. As a result of the repeal and the prior moratorium, sales of taxable medical devices after December 31, 2015, are not subject to the tax. We do not believe that our products were subject to this tax based on the retail exemption under applicable Treasury Regulations. However, the availability of this exemption is subject to interpretation by the Internal Revenue Service (IRS) and the IRS may disagree with our analysis. Additionally, Congress could enact future legislation or further change the law related to the medical device tax in a manner that could adversely affect us. The financial impact such taxes could have on our business is unclear and there can be no assurance that our business would not be materially adversely affected.

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
On December 22, 2017, President Trump signed into law the Tax Cuts and Jobs Act (2017 Tax Act) which significantly reforms the Internal Revenue Code of 1986, as amended (the Code). The 2017 Tax Act, among other things, includes changes to U.S. federal tax rates, imposes significant additional limitations on the deductibility of interest, allows for the expensing of capital expenditures, and puts into effect the migration from a “worldwide” system of taxation to a territorial system. We do not expect tax reform to have a material impact on our projection of minimal cash taxes. Our net deferred tax assets and liabilities were revalued at the newly enacted U.S. corporate rate, and the impact was recognized in our tax expense, offset by a full valuation allowance, in the year of enactment. We continue to examine the impact that this tax reform legislation may have on our business. The impact of this tax reform on holders of our common stock is uncertain and could be adverse.
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

Risks Related to our Notes
We have indebtedness in the form of convertible senior notes, which could adversely affect our financial condition and our ability to respond to changes in our business.*
In May 2020, we completed the offering of $287.5 million principal amount of 1.50% Convertible Senior Notes due 2025, which we refer to as the Note Offering. Holders of the Notes will have the right to require us to repurchase their Notes upon the occurrence of a fundamental change (as defined in the indenture governing the Notes) at a purchase price equal to 100% of the principal amount of the Notes to be purchased, plus accrued and unpaid interest, if any. In addition, upon conversion of the Notes, unless we elect to deliver solely shares of our common stock to settle such conversion, we will be required to make cash payments in respect of the Notes being converted. Furthermore, the indenture governing the Notes provides that, in the event of an event of default (as defined in the indenture) for the Notes, it may result in the principal, premium, if any, and interest, if any, becoming due prior to the maturity date for the Notes. There can be no assurance that we will be able to pay these amounts when due, or that we will be able to refinance this indebtedness on acceptable terms or at all.
As a result of our increased level of indebtedness after the completion of the Notes Offering:

•	our level of vulnerability to adverse economic conditions and competitive pressures will be heightened;

•	we will be required to dedicate a portion of our liquidity position or cash flow from operations to interest payments, limiting the availability of cash for other purposes;

•	our flexibility in planning for, or reacting to, changes in our business and industry may be more limited; and

•	our ability to obtain additional financing in the future for working capital, capital expenditures, acquisitions, general corporate purposes or other purposes may be impaired.

We cannot be sure that our leverage resulting from the completion of the Notes Offering will not materially and adversely affect our ability to finance our operations or capital needs or to engage in other business activities. In addition, we cannot be sure that additional financing will be available when required or, if available, will be on terms satisfactory to us.

Servicing the Notes will require a significant amount of cash, and we may not have sufficient cash flow from our business to repay the Notes.*
Our ability to make scheduled payments of the principal and interest on or to refinance the Notes depends on our future business operations and liquidity, which are subject, to some extent, on economic, financial, competitive and other factors that are beyond our control, including, without limitation, the impacts and disruptions caused by the COVID-19 global pandemic. Our business may not generate or sustain a level of cash flow from operations sufficient to service the Notes and any future indebtedness we may incur, while operating our business and making necessary capital expenditures. If we are unable to generate such cash flow, we may be required to adopt one or more alternatives, such as reducing or delaying capital expenditures, selling or licensing assets, refinancing indebtedness, or obtaining additional equity capital. These alternative measures may not be successful and may not permit us to meet our scheduled debt service obligations. Our ability to successfully engage in these activities will depend on a number of factors, including the value of our assets, our operating results and financial condition, the value of our common stock, and the status of the capital markets at such time. We may not be able to engage in any of these activities on commercially reasonable terms or at all, which could result in a default on the Notes or our future indebtedness.
We may incur substantial additional debt or take other actions which could diminish our ability to make payments on the Notes.*
We and our subsidiaries are not prevented by the terms of the indenture governing the Notes, or otherwise, from incurring substantial additional indebtedness in the future, which may include the issuance of secured debt. We are not restricted under the terms of the indenture governing the Notes from incurring additional indebtedness, securing existing or future indebtedness, or recapitalizing our indebtedness. We are similarly not restricted under the terms of the indenture from taking a number of other actions that could have the effect of diminishing our ability to make payments on the Notes when due.
We may not have the ability to raise the funds necessary to repurchase the Notes upon a fundamental change, or to settle conversions of the Notes, and our future indebtedness may contain limitations on our ability to pay cash upon repurchase or conversion of the Notes.*
Holders of the Notes have the right to require us to repurchase their Notes upon the occurrence of a fundamental change at a fundamental change repurchase price equal to 100% of the principal amount of the Notes to be repurchased, plus accrued and unpaid interest, if any. In addition, upon conversion of the Notes, unless we elect to deliver solely shares of our common stock to settle such conversion, we will be required to make cash payments in respect of the Notes being converted. However, we may not have enough available cash or be able to obtain financing at the time we are required to make repurchases of Notes surrendered therefor or Notes being converted. In addition, our ability to repurchase the Notes or to pay cash upon conversions of the Notes may be limited by law, by regulatory authority or by agreements governing our future indebtedness. Our failure to repurchase Notes at a time when the repurchase is required by the indenture, or to pay any cash payable on future conversions of the Notes as required by the indenture, would constitute an event of default under the indenture. An event of default under the indenture, or the fundamental change itself, could also lead to an event of default under agreements governing any future indebtedness we may have issued. If the repayment of the related indebtedness were to be accelerated, we may not have sufficient funds to repay the indebtedness, while also repurchasing the Notes or making cash payments upon conversions thereof.
The conditional conversion feature of the Notes may adversely affect our liquidity.*
In the event the conditional conversion feature of the Notes is triggered, holders of the Notes will be entitled to convert the Notes at any time during specified periods at their option. If one or more holders elect to convert their Notes, unless we elect to satisfy our conversion obligation by delivering solely shares of our common stock, we would be required to settle all or a portion of our conversion obligation through the payment of cash, which could adversely affect our liquidity. In addition, even if holders do not elect to convert their Notes, we could be required, under applicable accounting rules, to reclassify all or a portion of the outstanding principal of the Notes as a current rather than long-term liability, which would adversely affect our liquidity.

The accounting method for convertible debt securities that may be settled in cash, such as the Notes, could have a material effect on our reported financial results.*
Under Accounting Standards Codification 470-20, Debt with Conversion and Other Options (“ASC 470-20”), an entity must evaluate the ability to separately account for the liability and equity components of the convertible debt instruments (such as the Notes) that may be settled entirely or partially in cash upon conversion in a manner that reflects the issuer’s economic interest cost. The determination of the effect of the guidance on the accounting for the Notes is that the equity component has been included in the additional paid-in capital section of stockholders’ equity on our consolidated balance sheet at the issuance date, and the value of the equity component has been treated as debt discount for purposes of accounting for the debt component of the Notes. As a result, we have recorded non-cash interest expense as a result of the amortization of the discounted carrying value of the Notes to their face amount over the term of the Notes. Accordingly, we have reported a greater net loss in our financial results because the guidance requires interest to include both the amortization of the debt discount and the instrument’s coupon interest rate, which could adversely affect the trading price of our common stock.
In addition, under certain circumstances, convertible debt instruments (such as the Notes) that may be settled entirely or partly in cash are currently accounted for utilizing the treasury stock method, the effect of which is that the shares issuable upon conversion of the Notes are not included in the calculation of diluted earnings (loss) per share except to the extent that the conversion value of the Notes exceeds their principal amount. Under the treasury stock method, for diluted earnings (loss) per share purposes, the transaction is accounted for as if the shares of common stock that would be necessary to settle such excess, if we elected to settle such excess in shares, are issued.
In July 2019, the FASB issued an exposure draft that proposes to change the accounting for convertible debt instruments that are similar to the Notes. Under the current exposure draft, an entity may no longer be required to separately account for the liability and equity components of convertible debt instruments. If the exposure draft is adopted in its current form, this could have the impact of reducing non-cash interest expense, and thereby reducing our net loss, or increasing our net income. Additionally, as currently proposed, the treasury stock method for calculating earnings (loss) per share will no longer be allowed for convertible debt instruments whose principal amount may be settled using shares. Rather, the if-converted method may be required, which would increase our diluted loss per share, or decrease our diluted earnings per share. We cannot be sure that this exposure draft will be issued, or will be issued in its current format. We also cannot be sure whether other changes may be made to the current accounting standards related to the Notes, or otherwise, that could have an adverse impact on our financial statements.
Conversion of the Notes will, to the extent we deliver shares upon conversion of such Notes, dilute the ownership interest of existing stockholders and may otherwise have a negative impact on the trading price of our common stock.*
The conversion of some or all of the Notes will dilute the ownership interests of existing stockholders, including holders who had previously converted their Notes, to the extent we deliver shares upon conversion of any of the Notes. Any sales in the public market of the common stock issued upon the conversion of the Notes could adversely affect prevailing market prices of our common stock. In addition, the perception that some or all of the Notes may be converted into shares of our common stock in the future could have a negative impact on the trading price of our common stock.
The fundamental change repurchase feature of the Notes may delay or prevent an otherwise beneficial takeover attempt.*
The terms of the Notes require us to repurchase the Notes in the event of a fundamental change. A takeover of the Company would trigger an option of the holders of the Notes to require us to repurchase the Notes. In addition, if a make-whole fundamental change (as defined in the indenture) occurs prior to the maturity date of the Notes, we will, in some cases, be required to increase the conversion rate of the Notes for a holder that elects to convert its Notes in connection with such make-whole fundamental change. These and other provisions set forth in the indenture may have the effect of delaying or preventing a takeover of the Company.
The Capped Call Transactions may affect the value of the Notes and our common stock.*
In connection with the issuance of the Notes, we entered into the Capped Call Transactions with the option counterparties. The Capped Call Transactions are expected generally to reduce the potential dilution to our common stock upon any conversion of the Notes and/or offset any cash payments we are required to make in excess of the principal amount of converted Notes, as the case may be, with such reduction and/or offset subject to a cap.

The option counterparties or their respective affiliates may modify their hedge positions by entering into or unwinding various derivatives with respect to our common stock and/or purchasing or selling our common stock or other securities of ours in secondary market transactions prior to the maturity of the Notes (and are likely to do so during any observation period related to a conversion of Notes). This activity could also cause or avoid an increase or a decrease in the market price of our common stock or the Notes, which could affect a Note holder’s ability to convert the Notes and, to the extent the activity occurs during any observation period related to a conversion of Notes, it could affect the number of shares and the value of the consideration that a Note holder will receive upon conversion of the Notes. In addition, if such Capped Call Transactions fail to become effective, the option counterparties or their respective affiliates may unwind their hedge positions with respect to our common stock, which could adversely affect the value of our common stock.
The potential effect, if any, of any of these transactions and activities on the market price of our common stock or the Notes will depend in part on market conditions and cannot be ascertained at this time, but any of these activities could adversely affect the value of our common stock and the value of the Notes and, under certain circumstances, the ability of the Note holders to convert the Notes.
We do not make any representation or prediction as to the direction or magnitude of any potential effect that the transactions described above may have on the value of the Notes or the trading price of our common stock. In addition, we do not make any representation that the option counterparties will engage in these transactions or that these transactions, once commenced, will not be discontinued without notice.
We are subject to counterparty risk with respect to the Capped Call Transactions*
The option counterparties are financial institutions, and we will be subject to the risk that any or all of them may default under the Capped Call Transactions. Our exposure to the credit risk of the option counterparties will not be secured by any collateral. Recent global economic conditions, in particular those related to the COVID-19 global pandemic, have resulted in the failure or financial difficulties of many financial institutions. If an option counterparty becomes subject to insolvency proceedings, we will become an unsecured creditor in those proceedings, with a claim equal to our exposure at that time under our transactions with that option counterparty. Our exposure will depend on many factors but, in general, an increase in our exposure will be correlated to an increase in the market price and volatility of our common stock. In addition, upon a default by an option counterparty, we may suffer more dilution than we currently anticipate with respect to our common stock. We can provide no assurances as to the financial stability or viability of the option counterparties.

Item 6.	Exhibits

		Incorporated by Reference				Provided Herewith
Exhibit Number	Exhibit Description	Form	File No.	Date of First Filing	Exhibit Number
10.1	Form of Restricted Stock Unit Agreement					X
10.2*	Amended and Restated 2013 Stock Incentive Plan					X
31.1	Certification of John F. Sheridan, Chief Executive Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					X
31.2	Certification of Leigh A. Vosseller, Chief Financial Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					X
32.1**	Certification of John F. Sheridan, Chief Executive Officer, pursuant to U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					X
32.2**	Certification of Leigh A. Vosseller, Chief Financial Officer, pursuant to U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					X
101.INS	XBRL Instance Document.					X
101.SCH	XBRL Taxonomy Extension Schema Document.					X
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.					X
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.					X
101.LAB	XBRL Taxonomy Extension Label Linkbase Document.					X
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.					X
104	Cover Page Interactive Data File (embedded within the Inline XBRL Document contained in Exhibit 101)					X

*	Indicates management contract or compensatory plan.

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

Tandem Diabetes Care, Inc.

Dated: July 30, 2020	By:	/s/ John F. Sheridan
John F. Sheridan President and Chief Executive Officer (on behalf of the registrant and as the registrant’s Principal Executive Officer)

Dated: July 30, 2020	By:	/s/ Leigh A. Vosseller
Leigh A. Vosseller Executive Vice President, Chief Financial Officer and Treasurer (on behalf of the registrant and as the registrant’s Principal Financial and Accounting Officer)