Form 10-Q
period 2020-09-30
TANDEM DIABETES CARE INC
filed 2020-11-05
CIK 1438133

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
____________________________________________________________________________________________
FORM 10-Q
_____________________________________________________________________________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended September 30, 2020
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.   ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No   ☒
As of October 30, 2020, there were 62,194,609 shares of the registrant’s Common Stock outstanding.

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
TANDEM DIABETES CARE, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except par value)

	September 30,	December 31,
	2020	2019
	(Unaudited)	(Note 1)
Assets
Current assets:
Cash and cash equivalents	$129,481	$51,175
Short-term investments	335,041	125,283
Accounts receivable, net	52,104	46,585
Inventories	70,644	49,073
Prepaid and other current assets	5,023	4,025
Total current assets	592,293	276,141
Property and equipment, net	49,320	32,923
Operating lease right-of-use assets	21,325	15,561
Other long-term assets	10,050	1,485
Total assets	$672,988	$326,110
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$20,499	$17,745
Accrued expenses	6,349	8,014
Employee-related liabilities	30,526	28,320
Deferred revenue	5,210	3,869
Common stock warrants	17,404	23,509
Operating lease liabilities	9,365	6,320
Other current liabilities	16,153	11,619
Total current liabilities	105,506	99,396
Convertible senior notes, net - long-term	199,120	—
Operating lease liabilities - long-term	17,893	14,063
Other long-term liabilities	23,925	17,672
Total liabilities	346,444	131,131
Commitments and contingencies (Note 10)
Stockholders’ equity:
Common stock, $0.001 par value; 200,000 shares authorized, 62,116 and 59,396 shares issued and outstanding at September 30, 2020 (unaudited) and December 31, 2019, respectively.	62	59
Additional paid-in capital	1,002,502	819,626
Accumulated other comprehensive income	190	122
Accumulated deficit	(676,210)	(624,828)
Total stockholders’ equity	326,544	194,979
Total liabilities and stockholders’ equity	$672,988	$326,110
See accompanying notes to unaudited condensed consolidated financial statements.

TANDEM DIABETES CARE, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
(Unaudited)
(In thousands, except per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Sales	$123,603	$94,657	$330,765	$253,907
Cost of sales	58,290	43,974	160,801	119,967
Gross profit	65,313	50,683	169,964	133,940
Operating expenses:
Selling, general and administrative	50,228	44,649	150,385	120,173
Research and development	16,094	12,038	46,198	32,632
Total operating expenses	66,322	56,687	196,583	152,805
Operating loss	(1,009)	(6,004)	(26,619)	(18,865)
Other income (expense), net:
Interest income and other, net	143	854	1,235	2,381
Interest expense	(4,855)	—	(8,030)	—
Change in fair value of common stock warrants	(3,648)	2,321	(19,906)	(10,849)
Total other income (expense), net	(8,360)	3,175	(26,701)	(8,468)
Loss before income taxes	(9,369)	(2,829)	(53,320)	(27,333)
Income tax expense (benefit)	39	72	(1,938)	72
Net loss	$(9,408)	$(2,901)	$(51,382)	$(27,405)
Other comprehensive loss:
Unrealized gain (loss) on short-term investments	$(69)	$(60)	$78	$91
Foreign currency translation gain (loss)	216	(11)	(10)	13
Comprehensive loss	$(9,261)	$(2,972)	$(51,314)	$(27,301)

Net loss per share, basic	$(0.15)	$(0.05)	$(0.85)	$(0.47)
Net loss per share, diluted	$(0.15)	$(0.09)	$(0.85)	$(0.47)

Weighted average shares used to compute basic net loss per share	61,529	58,801	60,568	58,268
Weighted average shares used to compute diluted net loss per share	61,529	59,196	60,568	58,268
See accompanying notes to unaudited condensed consolidated financial statements.

TANDEM DIABETES CARE, INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(Unaudited)
(In thousands)

Three Months Ended September 30, 2020

	Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Total Stockholders’ Equity
	Shares	Amount
Balance at June 30, 2020	60,787	$61	$934,402	$43	$(666,802)	$267,704
Exercise of stock options	1,072	1	29,030	—	—	29,031
Exercise of common stock warrants	257	—	899	—	—	899
Fair value of common stock warrants at time of exercise	—	—	25,870	—	—	25,870
Stock-based compensation	—	—	12,301	—	—	12,301
Unrealized (loss) on short-term investments	—	—	—	(69)	—	(69)
Foreign currency translation adjustments	—	—	—	216	—	216
Net loss	—	—	—	—	(9,408)	(9,408)
Balance at September 30, 2020	62,116	$62	$1,002,502	$190	$(676,210)	$326,544

Nine Months Ended September 30, 2020

	Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Total Stockholders’ Equity
	Shares	Amount
Balance at December 31, 2019	59,396	$59	$819,626	$122	$(624,828)	$194,979
Exercise of stock options	2,199	3	52,759	—	—	52,762
Issuance of common stock for Employee Stock Purchase Plan	229	—	4,916	—	—	4,916
Exercise of common stock warrants	292	—	2,935	—	—	2,935
Fair value of common stock warrants at time of exercise	—	—	26,011	—	—	26,011
Equity component of convertible note issuance, net of issuance cost	—	—	85,803	—	—	85,803
Purchase of capped call options related to convertible notes	—	—	(34,069)	—	—	(34,069)
Stock-based compensation	—	—	44,521	—	—	44,521
Unrealized gain on short-term investments	—	—	—	78	—	78
Foreign currency translation adjustments	—	—	—	(10)	—	(10)
Net loss	—	—	—	—	(51,382)	(51,382)
Balance at September 30, 2020	62,116	$62	$1,002,502	$190	$(676,210)	$326,544
See accompanying notes to unaudited condensed consolidated financial statements.

Three Months Ended September 30, 2019

	Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Total Stockholders’ Equity
	Shares	Amount
Balance at June 30, 2019	58,589	$58	$769,704	$162	$(624,579)	$145,345
Exercise of stock options	440	1	7,033	—	—	7,034
Fair value of common stock warrants at time of exercise	—	—	13	—	—	13
Stock-based compensation	—	—	17,574	—	—	17,574
Unrealized loss on short-term investments	—	—	—	(60)	—	(60)
Foreign currency translation adjustments	—	—	—	(11)	—	(11)
Net loss	—	—	—	—	(2,901)	(2,901)
Balance at September 30, 2019	59,029	$59	$794,324	$91	$(627,480)	$166,994

Nine Months Ended September 30, 2019

	Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Total Stockholders’ Equity
	Shares	Amount
Balance at December 31, 2018	57,554	$57	$731,306	$(13)	$(600,075)	$131,275
Exercise of stock options	1,214	2	14,510	—	—	14,512
Issuance of common stock for Employee Stock Purchase Plan	168	—	2,951	—	—	2,951
Exercise of common stock warrants	93	—	326	—	—	326
Fair value of common stock warrants at time of exercise	—	—	5,492	—	—	5,492
Stock-based compensation	—	—	39,739	—	—	39,739
Unrealized gain on short-term investments	—	—	—	91	—	91
Foreign currency translation adjustments	—	—	—	13	—	13
Net loss	—	—	—	—	(27,405)	(27,405)
Balance at September 30, 2019	59,029	$59	$794,324	$91	$(627,480)	$166,994
See accompanying notes to unaudited condensed consolidated financial statements.

TANDEM DIABETES CARE, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(In thousands)

	Nine Months Ended September 30,
	2020	2019
Operating Activities
Net loss	$(51,382)	$(27,405)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization expense	7,024	4,430
Amortization of debt discount and debt issuance costs	6,233	—
Provision for expected credit losses	2,181	1,468
Provision (recovery) for inventory obsolescence	(109)	1,508
Change in fair value of common stock warrants	19,906	10,849
Amortization of discount on short-term investments	(1,446)	(302)
Benefit for deferred income taxes	(2,126)	—
Stock-based compensation expense	45,123	39,386
Other	37	42
Changes in operating assets and liabilities:
Accounts receivable, net	(7,820)	(11,588)
Inventories	(22,052)	(21,990)
Prepaid and other current assets	(1,082)	(17)
Other long-term assets	33	(387)
Accounts payable	3,268	7,131
Accrued expenses	(1,679)	4,045
Employee-related liabilities	1,704	4,173
Deferred revenue	4,215	3,587
Other current liabilities	5,023	2,335
Other long-term liabilities	2,381	5,198
Net cash provided by operating activities	9,432	22,463
Investing Activities
Purchases of short-term investments	(331,968)	(126,307)
Proceeds from maturities of short-term investments	82,709	96,495
Proceeds from sales of short-term investments	41,027	6,550
Purchases of property and equipment	(23,312)	(12,792)
Acquisition of intangible assets	(4,886)	—
Net cash used in investing activities	(236,430)	(36,054)
Financing Activities
Proceeds from issuance of convertible senior notes, net of $8,809 debt issuance costs	278,691	—
Purchase of capped call options related to convertible senior notes	(34,069)	—
Proceeds from issuance of common stock under Company stock plans	57,677	327
Proceeds from exercise of common stock warrants	2,935	17,462
Net cash provided by financing activities	305,234	17,789
Effect of foreign exchange rate changes on cash	70	36
Net increase in cash and cash equivalents	78,306	4,234
Cash and cash equivalents at beginning of period	51,175	41,826
Cash and cash equivalents at end of period	$129,481	$46,060
Supplemental disclosures of cash flow information
Income taxes paid	$192	$67
Supplemental schedule of non-cash investing and financing activities
Right-of-use assets obtained in exchange for operating lease obligations	$11,022	$11,445
Property and equipment included in accounts payable	$1,618	$2,484
Intangible costs in accounts payable and other long-term liabilities	$2,348	$—
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
The Company has commercially launched seven insulin pumps in the United States since 2012 and three pumps outside the United States since 2018. Four of the insulin pumps have featured integration with CGM technology, of which two have also featured an automated insulin delivery (AID) algorithm. In June 2018, the t:slim X2 was the first insulin pump designated as compatible with integrated CGM (iCGM) devices; in February 2019, the t:slim X2 was the first insulin pump in a new device category called Alternate Controller Enabled Infusion Pumps (ACE pumps); and in December 2019, Control-IQ technology for the t:slim X2 insulin pump was the first automated insulin dosing software in a new interoperable automated glycemic controller category. The Company believes that the three new classifications by the United States Food and Drug Administration (FDA) for the interoperability of devices for AID will help support continued rapid innovation by streamlining the regulatory pathway for integrated products in the United States.
As of September 30, 2020, the Company had $464.5 million in cash and cash equivalents and short-term investments. The Company has incurred operating losses since its inception and had an accumulated deficit of $676.2 million as of September 30, 2020, which included a net loss of $51.4 million for the nine months ended September 30, 2020. Management believes that the cash, cash equivalents and short-term investments on hand will be sufficient to satisfy the Company’s liquidity requirements for at least the next 12 months from the date of this filing.
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
The functional currency of the Company’s foreign subsidiary is the local currency. The Company translates the financial statements of its foreign subsidiary into U.S. dollars using period-end exchange rates for assets and liabilities and average exchange rates for each period for revenue, costs and expenses. Translation related adjustments are included in comprehensive loss and in accumulated other comprehensive income (loss) in the stockholders’ equity section of the Company’s condensed consolidated balance sheets. Foreign exchange gains or losses resulting from balances denominated in a currency other than the functional currency are recognized in interest income and other, net in the Company’s condensed consolidated statements of operations.
Reclassification
Prior year amounts related to the presentation of other income (expense), net on the Company’s condensed consolidated statement of operations and comprehensive loss, have been reclassified to conform to the current year presentation. Starting with the third quarter of 2020, the first full quarter in which the Company’s convertible senior notes were outstanding, the Company began to present non-operating expenses unrelated to the convertible senior notes with interest income and other, net. In prior periods, other non-operating expenses were combined with interest expense and reported as interest and other expense.
2. Summary of Significant Accounting Policies
There have been no material changes to the Company’s significant accounting policies during the nine months ended September 30, 2020, as compared to those disclosed in the Annual Report, with the exception of policies put in place with regards to its convertible senior notes issued in May 2020.
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
Fair Value of Financial Instruments
The carrying amounts of cash and cash equivalents, accounts receivable, accounts payable, accrued expenses, and employee-related liabilities are reasonable estimates of their fair values because of the short-term nature of these assets and liabilities. Short-term investments are carried at fair value. The Company determined the fair value of its convertible senior notes at September 30, 2020 to be $367.2 million, based on Level 2 quoted market prices as of that date (see Note 7, “Convertible Senior Notes”). The estimated fair value of certain of the Company’s common stock warrants was determined using the Black-Scholes pricing model as of September 30, 2020 and December 31, 2019 (see Note 5, “Fair Value Measurements”).
Operating Lease Right-of-Use Assets and Liabilities
In February 2016, the FASB issued ASU No. 2016-02, Leases. The new standard and its related amendments (collectively referred to as ASC 842) require lessees to recognize right-of-use assets and corresponding lease liabilities for all leases with lease terms of greater than 12 months. The new standard was effective for the Company starting in the first quarter of 2019. The Company adopted the new standard using the modified retrospective approach and recognized right-of-use leased assets and corresponding operating lease liabilities of $12.4 million on the consolidated balance sheet as of January 1, 2019. The Company did not restate prior periods. Deferred rent of $1.0 million and $3.8 million as of January 1, 2019 was reclassified from other current liabilities and deferred rent long-term, respectively, to a reduction of the right-of-use leased assets in connection with the adoption of the standard.
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
On June 24, 2020, the Company acquired Sugarmate, Inc. (Sugarmate), the developer of a popular mobile app for people with diabetes who use insulin, which is designed to help people with diabetes visualize diabetes therapy data in innovative ways. The Sugarmate acquisition was accounted for as an acquisition of assets in accordance with (ASU) No. 2017-01, Business Combinations (Topic 805) Clarifying the Definition of a Business. Substantially all of the purchase price was allocated to a technology-based intangible asset, which is being amortized on a straight-line basis over an estimated useful life of five years. The Company’s results of operations for the three and nine months ended September 30, 2020 included the operating results of Sugarmate since the date of acquisition, the amounts of which were not material.

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
Revenue Recognition for Arrangements with Multiple Deliverables
The Company considers the individual deliverables in its product offering as separate performance obligations. The transaction price is determined based on the consideration expected to be received, based either on the stated value in contractual arrangements or the estimated cash to be collected in non-contracted arrangements. The Company allocates the consideration to the individual performance obligations and recognizes the consideration based on when the performance obligation is satisfied, considering whether or not this occurs at a point in time or over time. Generally, insulin pumps, cartridges, infusion sets and accessories are deemed performance obligations that are satisfied at a point in time when the customer obtains control of the promised good, which is upon delivery. Complementary products, such as t:connect and the Tandem Device Updater, are considered performance obligations that are satisfied over time, as access and support for these products is provided throughout the typical four-year warranty period of the insulin pumps. Accordingly, revenue related to the complementary products is deferred and recognized ratably over a four-year period. When there is no standalone value for the complementary product, the Company determines their value by applying the expected cost plus a margin approach and then allocates the residual to the insulin pumps. Deferred revenue related to these performance obligations that are satisfied over time was included in the following consolidated balance sheet accounts in the amounts shown as of September 30, 2020 and December 31, 2019 (in thousands):

	September 30, 2020	December 31, 2019
Deferred revenue	$4,608	$3,465
Other long-term liabilities	8,499	5,656
Total	$13,107	$9,121
Sales Returns
The Company offers a 30-day right of return to customers in the U.S. and Canada from the date of shipment of its insulin pumps, provided a physician’s confirmation of the medical reason for the return is received. Estimated allowances for sales returns are based on historical returned quantities as compared to pump shipments in those same periods of return, adjusted for known or expected changes in the marketplace when appropriate. The amount recorded in deferred revenue on the Company’s consolidated balance sheets for allowances for sales returns was $0.6 million and $0.4 million at September 30, 2020 and December 31, 2019, respectively. Actual product returns have not differed materially from estimated amounts recorded in the accompanying condensed consolidated financial statements.

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
The following table provides a reconciliation of the change in product warranty liabilities from December 31, 2019 through September 30, 2020 (in thousands):

Balance at December 31, 2019	$16,724
Provision for warranties issued during the period	14,588
Settlements made during the period	(10,217)
Decreases in warranty estimates	(2,902)
Balance at September 30, 2020	$18,193
As of September 30, 2020 and December 31, 2019, total product warranty reserves of $18.2 million and $16.7 million, respectively, were included in the following consolidated balance sheet accounts (in thousands):

	September 30, 2020	December 31, 2019
Other current liabilities	$6,964	$4,707
Other long-term liabilities	11,229	12,017
Total warranty reserve	$18,193	$16,724
Stock-Based Compensation
Stock-based compensation cost is measured at the grant date based on the estimated fair value of the award, and the portion that is ultimately expected to vest is recognized as compensation expense over the requisite service period on a straight-line basis. The Company estimates the fair value of stock options issued under the Company’s Amended and Restated 2013 Stock Incentive Plan (2013 Plan), and the fair value of the employees’ purchase rights under the Company’s 2013 Employee Stock Purchase Plan (ESPP), using the Black-Scholes option-pricing model on the date of grant. The Black-Scholes option-pricing model requires the use of assumptions about a number of variables, including stock price volatility, expected term, dividend yield and risk-free interest rate (see Note 8, “Stockholders’ Equity”). The fair value of restricted stock unit (RSU) awards issued under the Company’s 2013 Plan that vest solely based on service is estimated based on the fair market value of the underlying stock on the date of grant.

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

Potentially dilutive securities outstanding and not included in the calculation of diluted net loss per share (because inclusion would be anti-dilutive) are as follows (in thousands, in common stock equivalent shares):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Warrants to purchase common stock	383	293	383	710
Options to purchase common stock	5,548	6,234	5,128	5,868
Unvested restricted stock units	134	N/A	61	N/A
Awards granted under the ESPP	42	134	21	45
Convertible senior notes (if-converted)	2,554	N/A	1,286	N/A
	8,661	6,661	6,879	6,623
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
In June 2020, the FASB issued ASU No. 2020-06, Accounting for Convertible Instruments and Contracts in
an Entity’s Own Equity, which is intended to simplify the accounting for convertible instruments. This new guidance eliminates certain models that require separate accounting for embedded conversion features, and eliminates certain of the conditions for equity classification for contracts in an entity’s own equity. Accordingly, a convertible debt instrument will be accounted for as a single liability measured at its amortized cost, as long as no other features require bifurcation and recognition as derivatives. The new guidance can be adopted through either a modified retrospective method of transition or a fully retrospective method of transition. ASU 2020-06 is effective for public business entities for fiscal years beginning after December 15, 2021, including interim periods within those fiscal years. Early adoption is permitted for fiscal years beginning after December 15, 2020, including interim periods within those fiscal years. The Company is in the process of determining the impact of the adoption of the standard on its consolidated financial statements as well as whether to early adopt the new standard.

3. Short-Term Investments
The Company invests in marketable securities consisting of debt instruments of the U.S. Government, and financial institutions and corporations with strong credit ratings. The following represents a summary of the estimated fair value of short-term investments as of September 30, 2020 and December 31, 2019 (in thousands):

At September 30, 2020	Maturity (in years)	Amortized Cost	Gross Unrealized Gain	Gross Unrealized Loss	Estimated Fair Value
Available-for-sale securities:
Commercial paper	Less than 1	$94,076	$9	$(1)	$94,084
U.S. Government-sponsored enterprise	Less than 2	32,157	23	(1)	32,179
U.S. Treasury securities	Less than 1	105,779	36	—	105,815
Corporate debt securities	Less than 2	102,862	107	(6)	102,963
Total		$334,874	$175	$(8)	$335,041

At December 31, 2019	Maturity (in years)	Amortized Cost	Gross Unrealized Gain	Gross Unrealized Loss	Estimated Fair Value
Available-for-sale securities:
Commercial paper	Less than 1	$24,147	$10	$—	$24,157
U.S. Government-sponsored enterprise	Less than 2	33,073	26	—	33,099
U.S. Treasury securities	Less than 2	17,963	17	(1)	17,979
Corporate debt securities	Less than 2	50,011	42	(5)	50,048
Total		$125,194	$95	$(6)	$125,283
The Company has classified all marketable securities, regardless of maturity, as short-term investments based upon the Company’s ability and intent to use any of those marketable securities to satisfy the Company’s liquidity requirements.

The Company periodically reviews the portfolio of available-for-sale debt securities to determine if any investment is impaired due to changes in credit risk or other potential valuation concerns. Unrealized losses on available-for-sale debt securities at September 30, 2020 were not significant and were due to changes in interest rates, including credit spreads from perceived increased credit risks as a result of the COVID-19 global pandemic. The Company does not intend to sell the available-for-sale debt securities that are in an unrealized loss position, and it is not more likely than not that the Company will be required to sell these debt securities before recovery of their amortized cost bases, which may be at maturity. Based on the credit quality of the available-for-sale debt securities that are in an unrealized loss position, and the Company’s estimates of future cash flows to be collected from those securities, the Company believes the unrealized losses are not credit losses. Accordingly, the Company has not recognized any impairment losses related to its available-for-sale debt securities at September 30, 2020.

4. Accounts Receivable and Inventories

Accounts Receivable
Accounts receivable consisted of the following (in thousands):

	September 30,	December 31,
	2020	2019
Accounts receivable	$55,568	$49,889
Less: allowance for credit losses	(3,464)	(3,304)
Accounts receivable, net	$52,104	$46,585
Allowance for Credit Losses
The following table provides a reconciliation of the change in the estimated allowance for expected accounts receivable credit losses for the three and nine month periods ended September 30, 2020 and 2019 (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Balance at beginning of the period	$3,139	$2,194	$3,304	$1,837
Provision for expected credit losses	653	671	2,181	1,468
Write-offs and adjustments, net of recoveries	(328)	(173)	(2,021)	(613)
Balance at end of the period	$3,464	$2,692	$3,464	$2,692
Inventories
Inventories consisted of the following as of September 30, 2020 and December 31, 2019 (in thousands):

	September 30, 2020	December 31, 2019
Raw materials	$36,111	$20,699
Work-in-process	14,316	16,532
Finished goods	20,217	11,842
Total Inventories	$70,644	$49,073

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
The following table presents information about the Company’s financial assets and liabilities measured at fair value on a recurring basis as of September 30, 2020 and December 31, 2019, and indicates the fair value hierarchy of the valuation techniques utilized by the Company to determine such fair value (in thousands):

		Fair Value Measurements at September 30, 2020
		(Level 1)	(Level 2)	(Level 3)
Assets
Cash equivalents(1)	$127,732	$127,732	$—	$—
Commercial paper	94,084	—	94,084	—
U.S. Government-sponsored enterprise	32,179	—	32,179	—
U.S. Treasury securities	105,815	105,815	—	—
Corporate debt securities	102,963	—	102,963	—
Total assets	$462,773	$233,547	$229,226	$—

Liabilities
Common stock warrants	$17,404	$—	$—	$17,404
Total liabilities	$17,404	$—	$—	$17,404

		Fair Value Measurements at December 31, 2019
		(Level 1)	(Level 2)	(Level 3)
Assets
Cash equivalents(1)	$33,844	$33,844	$—	$—
Commercial paper	24,157	—	24,157	—
U.S. Government-sponsored enterprise	33,099	—	33,099	—
U.S. Treasury securities	17,979	17,979	—	—
Corporate debt securities	50,048	—	50,048	—
Total assets	$159,127	$51,823	$107,304	$—

Liabilities
Common stock warrants	$23,509	$—	$—	$23,509
Total liabilities	$23,509	$—	$—	$23,509

(1)Generally, cash equivalents include money market funds and investments with a maturity of three months or less from the date of purchase.
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
The Company’s Level 3 liabilities at September 30, 2020 and December 31, 2019 include the remaining Series A warrants issued by the Company in connection with the public offering of common stock in October 2017. The Series A warrants, which expire in October 2022, initially provided holders the right to purchase 4,630,000 shares of the Company’s common stock at an exercise price of $3.50 per share. The Series A warrants were initially valued in the aggregate amount of $5.2 million on the date of issuance utilizing a Black-Scholes pricing model.
During the nine months ended September 30, 2020 and 2019, the Company issued 259,115 shares and 93,470 shares of common stock, respectively, upon the exercise of Series A warrants. As of September 30, 2020 and 2019, there were Series A warrants outstanding to purchase 158,200 shares and 417,315 shares, respectively, of the Company’s common stock (see Note 8, “Stockholders’ Equity”).
The Company reassesses the fair value of the outstanding Series A warrants at each reporting date utilizing a Black-Scholes pricing model. Variables used in the pricing model include the closing market price of the Company’s common stock at the balance sheet date, and estimates of stock price volatility, dividend yield, expected warrant term and risk-free interest rate. The Company develops its estimates based on publicly available historical data. A significant increase (decrease) in any of these inputs in isolation, particularly the market price of the Company’s common stock, would have resulted in a significantly higher (lower) fair value measurement. The assumptions used to estimate the fair values of the outstanding Series A warrants at September 30, 2020 and December 31, 2019 are presented below:

	September 30, 2020	December 31, 2019
Risk-free interest rate	0.1%	1.6%
Expected dividend yield	0.0%	0.0%
Expected volatility	64.1%	77.2%
Expected term (in years)	2.0	2.8
The following table presents a summary of changes in the fair value of the Company’s Level 3 financial liabilities for the nine months ended September 30, 2020 and 2019:

	Nine Months Ended September 30,
	2020	2019
Balance at beginning of the period	$23,509	$17,926
Loss recognized from the change in fair value of common stock warrants	19,906	10,849
Decrease in fair value from warrants exercised during the period	(26,011)	(5,492)
Balance at end of the period	$17,404	$23,283
Of the loss recognized from the change in fair value of common stock warrants for the nine months ended September 30, 2020 and 2019, $8.5 million and $8.6 million, respectively, was attributable to warrants outstanding as of September 30, 2020 and 2019.

6. Leases
The Company’s leases consist of operating leases for general office space, laboratory, manufacturing and warehouse facilities, and equipment. The Company recognizes lease expense for these leases on a straight-line basis over the lease term. Because the Company’s leases do not provide an implicit interest rate, the Company uses its incremental borrowing rate based on the information available at the lease Commencement Date in determining the present value of future lease payments. The Company used the incremental borrowing rate on January 1, 2019 for operating leases that commenced prior to that date. For lease agreements entered into or reassessed after the adoption of ASC 842, the Company combines lease and non-lease components.
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
In January 2020, the Company entered into a sub-lease agreement for approximately 30,703 square feet of general office space located on High Bluff Drive, in San Diego, California. The lease term began in April 2020 and expires in March 2022. The Company recognized right-of-use leased assets and corresponding operating lease liabilities of approximately $2.3 million on the consolidated balance sheet on the Commencement Date in the first quarter of 2020.
In September 2020, the Company amended certain leases covering approximately 77,000 square feet of general office and laboratory space located on Roselle Street in San Diego, California (Roselle Street Leases). The lease amendments extended the term of each lease for an additional period of one year, and included a rent increase during the additional lease term. The Roselle Street Leases, which would have expired in May 2022, are now scheduled to expire in May 2023. The Company recognized additional right-of-use leased assets and corresponding operating lease liabilities of $2.2 million on the consolidated balance sheet in the third quarter of 2020 related to the amendment of the Roselle Street Leases.
The Company’s lease cost recorded in the condensed consolidated statements of operations was as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Operating lease cost	$1,914	$1,372	$5,569	$3,208
Short-term lease cost	63	39	198	84
Total lease cost	$1,977	$1,411	$5,767	$3,292

Maturities of operating lease liabilities at September 30, 2020 were as follows (in thousands):

Years Ending December 31,
2020 (remaining)	$2,314
2021	9,421
2022	8,710
2023	4,386
2024	1,881
Thereafter	3,975
Total undiscounted lease payments	30,687
Less: amount representing interest	(3,429)
Present value of operating lease liabilities	27,258
Less: current portion of operating lease liabilities	(9,365)
Operating lease liabilities - long-term	$17,893
The weighted-average remaining lease term and weighted-average discount rate for operating leases were as follows:

	September 30, 2020	December 31, 2019
Weighted-average remaining lease term (in years)	3.9	3.6
Weighted-average discount rate used to determine operating lease liabilities	5.9%	6.6%
Cash paid for amounts included in the measurement of lease liabilities, representing operating cash flows from operating leases, was $5.9 million and $3.1 million for the nine months ended September 30, 2020 and 2019, respectively.

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
Holders of the Notes may convert all or a portion of their Notes at their option prior to November 1, 2024, in multiples of $1,000 principal amounts, only under the following circumstances:

•if the last reported sale price of the Company’s common stock for at least 20 trading days (whether or not consecutive) during the period of 30 consecutive trading days ending on the last trading day of the immediately preceding calendar quarter is greater than or equal to 130% of the applicable conversion price of the Notes on each such trading day;

•during the five business day period after any five consecutive trading day period in which the trading price per $1,000 principal amount of the Notes for each day of that five consecutive trading day period was less than 98% of the product of the last reported sale price of the Company’s common stock and the applicable conversion rate of the Notes on such trading day;

•if the Company calls any or all of the Notes for redemption, at any time prior to the close of business on the scheduled trading day immediately preceding the redemption date; or

•on the occurrence of specified corporate events.
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

The Notes consisted of the following (in thousands):

As of September 30, 2020
Liability:
Principal	$287,500
Unamortized debt discount and debt issuance costs	(88,380)
Net carrying amount	$199,120
Carrying amount of the equity component	$85,803

As of September 30, 2020, the debt discount and debt issuance costs associated with the Notes will be amortized over the remaining period of approximately 4.6 years.
The following table details interest expense recognized related to the Notes for the three and nine months ended September 30, 2020 (in thousands):

	Three Months Ended September 30, 2020	Nine Months Ended September 30, 2020
Contractual interest expense	$1,078	$1,797
Amortization of debt issuance costs	244	403
Amortization of debt discount	3,533	5,830
Total interest expense	$4,855	$8,030

The notes will have a dilutive effect to the extent the average market price per share of common stock for a given reporting period exceeds the conversion price of $112.57. As of September 30, 2020, the “if-converted value” did not exceed the principal amount of the Notes.
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

8. Stockholders’ Equity
Shares Reserved for Future Issuance

The following shares of the Company’s common stock were reserved for future issuance as of September 30, 2020 (in thousands):

Shares underlying outstanding warrants	383
Shares underlying outstanding stock options	5,866
Shares underlying unvested restricted stock units	135
Shares authorized for future equity award grants	2,117
Shares authorized for issuance pursuant to awards granted under the ESPP	1,462
9,963

Common Stock Warrants

Warrants outstanding to purchase shares of the Company's common stock as of September 30, 2020 were as follows:

Issue Date	Exercise Price Per Share	Warrants Outstanding	Expiration Date
October 2017	$3.50	158,200	October 2022
March 2017	$23.50	193,788	March 2027
August 2011 - August 2012	$73.73	31,166	August 2021 - August 2022
		383,154

Each warrant allows the holder to purchase one share of the Company's common stock at the exercise price per share of the respective warrant. The Company issued 257,000 and 291,894 shares of its common stock upon the exercise of warrants during the three and nine months ended September 30, 2020, and 200 and 93,470 shares of its common stock upon the exercise of warrants during the three and nine months ended September 30, 2019.

Stock Plans
The Company issued 1,072,499 and 2,198,986 shares, respectively, of its common stock upon the exercise of stock options during the three and nine months ended September 30, 2020. The Company issued 439,646 and 1,213,428 shares, respectively, of its common stock upon the exercise of stock options during the three and nine months ended September 30, 2019.
The ESPP enables eligible employees to purchase shares of the Company’s common stock using their after-tax payroll deductions, subject to certain conditions. Generally, offerings under the ESPP consist of a two-year offering period with four six-month purchase periods which begin in May and November of each year. During the nine months ended September 30, 2020 and 2019, 229,320 and 168,165 shares of the Company’s common stock, respectively, were purchased under the ESPP for proceeds of $4.9 million and $3.0 million, respectively.
Stock-Based Compensation
The Company granted options to purchase 1,010,996 shares of common stock under the 2013 Plan during the nine months ended September 30, 2020. During the nine months ended September 30, 2019, the Company granted options to purchase 2,916,906 shares of common stock under the 2013 Plan, of which 1,644,715 were originally awarded between February 2019 and June 2019, subject to and conditioned upon the approval by its stockholders of an increase in the number of shares of common stock reserved for issuance under the 2013 Plan. Stock-based compensation expense was not recognized for these contingent stock option grants prior to the approval by the Company’s stockholders of the increase in the number of shares of common stock reserved for issuance under the 2013 Plan, which occurred in June 2019. These options have an exercise price equal to the closing price of the Company’s common stock on the applicable award date, and generally vest as to 25% of the underlying shares on the first anniversary of the award, with the balance of the options vesting monthly over the following three years.

The Company also granted 2,846 and 134,694 restricted stock units (RSUs), respectively, during the three and nine months ended September 30, 2020. These RSUs have a grant price equal to the closing price of the Company’s common stock on the award date, and vest based only on service as to 25% of the underlying shares on the first anniversary of the award, with the balance of the RSUs vesting quarterly over the following three years, except for 17,857 RSUs which vest in annual installments over a period of one to three years.
The assumptions used in the Black-Scholes option-pricing model are as follows:

	Stock Options
	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Weighted average grant date fair value (per share)	$67.64	$38.74	$52.83	$39.08
Risk-free interest rate	0.4%	1.7%	0.6%	2.1%
Expected dividend yield	0.0%	0.0%	0.0%	0.0%
Expected volatility	75.3%	71.8%	74.5%	71.8%
Expected term (in years)	6.1	6.1	6.1	6.0

	ESPP
	Nine Months Ended September 30,
	2020	2019
Weighted average grant date fair value (per share)	$36.18	$33.49
Risk-free interest rate	0.2%	2.3%
Expected dividend yield	0.0%	0.0%
Expected volatility	65.7%	75.9%
Expected term (in years)	1.3	1.3
The Company records stock-based compensation expense associated with the ESPP using the Black-Scholes option-pricing model. Valuations are performed on the grant date at the beginning of the purchase period, which generally occurs in May and November of each year.
The following table summarizes the allocation of stock-based compensation expense included in the consolidated statement of operations (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Cost of sales	$2,138	$1,751	$6,464	$4,178
Selling, general & administrative	8,866	13,110	32,077	29,060
Research and development	1,833	2,369	6,582	6,148
Total	$12,837	$17,230	$45,123	$39,386
The total stock-based compensation expense capitalized as part of the cost of the Company’s inventories was $0.7 million and $1.3 million as of September 30, 2020 and December 31, 2019, respectively.

9. Income Taxes
For the three and nine months ended September 30, 2020 and 2019, the Company’s income tax expense was primarily attributable to state and foreign income tax expense as a result of current taxable income in those jurisdictions. The nine months ended September 30, 2020 also included a benefit associated with release of valuation allowance related to the acquisition of Sugarmate during the second quarter of 2020.

The Company used the year-to-date effective tax rate method to determine its interim income tax expense for federal and state jurisdictions where a reliable estimate of the annual effective tax rate could not be made.

The Company maintains a full valuation allowance against its net deferred tax assets as of September 30, 2020 based on the current assessment that it is not more likely than not these future benefits will be realized before expiration.

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
As of September 30, 2020 and December 31, 2019, there were no legal proceedings, regulatory matters, or other disputes or claims for which a material loss was considered probable or for which the amount (or range) of loss was deemed to be reasonably estimable. However, regardless of the outcome, legal proceedings, regulatory matters, and other disputes and claims can have an adverse impact on the Company because of legal costs, diversion of management time and resources, and other factors.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
You should read the following discussion and analysis together with our financial statements and related notes in Part I, Item 1 of this Quarterly Report on Form 10-Q for the quarter ended September 30, 2020 (Quarterly Report).
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
In the four-year period ended September 30, 2020, we shipped approximately 188,000 insulin pumps, which is representative of our estimated global installed customer base, assuming the typical four-year reimbursement cycle. Approximately 152,000 of these pumps were shipped to customers in the United States and approximately 36,000 were shipped to international markets.
Today, our t:slim X2 hardware platform represents 100% of our new pump shipments and nearly all of our in-warranty customers benefit from having the X2 platform. The simple-to-use t:slim X2 is the smallest durable insulin pump available, and the only commercial insulin pump that allows users to update their pumps’ software quickly and easily from a personal computer using our revolutionary Tandem Device Updater tool. This unique offering has allowed us to bring future innovations, including our next generation AID algorithms, to our in-warranty t:slim X2 customers faster than the industry was able to in the past and independent of the typical four-year insurance pump reimbursement cycle. We have offered in-warranty t:slim customers in the United States four different software updates for no-cost since the Tandem Device Updater was approved in July 2016, including our two AID algorithms, Basal-IQ technology and Control-IQ technology. Basal-IQ technology launched in August 2018 and is a predictive low glucose suspend feature that is designed to temporarily suspend insulin delivery to help reduce the frequency and duration of hypoglycemic events. Control-IQ technology launched in January 2020 and is an advanced hybrid-closed loop feature, designed to help increase a user’s time in targeted glycemic range. It is the first and only system cleared to deliver automatic correction boluses in addition to adjusting insulin to help prevent high and low blood sugar. Outside the United States we began selling efforts with t:slim X2 with Dexcom G5 CGM integration in the third quarter of 2018, and began offering Basal-IQ technology in the third quarter of 2019. In July 2020, we initiated our scaled launch of Control-IQ technology in select geographies, which we plan to continue subject to required regulatory and reimbursement approvals.
Our insulin pump products are generally considered durable medical equipment and have an expected lifespan of at least four years. In addition to insulin pumps, we sell disposable products that are used together with our pumps and are replaced every few days, including cartridges for storing and delivering insulin, and infusion sets that connect the insulin pump to a user’s body.
In support of our digital health strategy, we continue to develop and launch complementary offerings beyond t:connect and the Tandem Device Updater. In the first quarter of 2020, we began a limited launch in the United States of our first-generation t:connect mobile application, followed by general availability in July 2020. This mobile app wirelessly uploads pump data to our t:connect diabetes management application, receives notification of pump alerts and alarms, and provides a discrete, secondary display of glucose and insulin data. The availability of this mobile app is intended to reduce patient burden and increase healthcare provider office efficiency by reducing the manual and more time-consuming steps historically required for data extraction. In addition, in the second quarter, we acquired Sugarmate, a popular app designed to help people visualize diabetes therapy data in innovative ways. We intend to support the Sugarmate app in addition to our t:connect mobile app to provide a wide variety of features intended to benefit a broad community of people with diabetes.
For the nine months ended September 30, 2020 and 2019, our consolidated sales were $330.8 million and $253.9 million, respectively. For the nine months ended September 30, 2020 and 2019, our net loss was $51.4 million and $27.4 million, respectively. Worldwide pump sales accounted for 62% and 69% of our total sales, respectively, for the nine months ended September 30, 2020 and 2019, while pump-related supplies and accessories accounted for the remainder in each year. Our accumulated deficit as of September 30, 2020 and December 31, 2019 was $676.2 million and $624.8 million, respectively. These amounts included $281.6 million and $216.6 million of accumulated non-cash stock-based compensation charges and non-cash charges from the change in fair value of common stock warrants as of September 30, 2020 and December 31, 2019, respectively.

In the United States, we have rapidly increased sales since the commercial launch of our first product by expanding our sales, clinical and marketing organization, by developing, commercializing and marketing multiple differentiated products that utilize our proprietary technology platform and consumer-focused approach, and by providing strong customer support. Our sales have further increased following our scaled product launches in geographies outside the United States. We believe that by demonstrating our product benefits and the shortcomings of existing insulin therapies, more people will choose our insulin pumps for their therapy needs, allowing us to further penetrate and expand the market worldwide. In addition, we believe publications, such as the results from studies using Control-IQ technology that were published in the New England Journal of Medicine in October 2019 and August 2020, and post-market real-world data will be valuable in demonstrating the clinical outcome benefits derived from our system to healthcare providers and payors. We also believe we are positioned well to address consumers’ needs and preferences with our current products and products under development and by offering customers access to our future innovations through the Tandem Device Updater, as they are approved by the local regulating bodies. At the same time, by innovating and offering new product features and benefits using our t:slim X2 platform, we are able to leverage a shared global manufacturing and supply chain infrastructure. In the United States, we are able to leverage a single sales, marketing, and clinical organization, as well as our domestic customer support services. In Canada, we have a separate sales organization and our customer support infrastructure benefits from close collaboration with our United States organization. In other international geographies, we have contracted with experienced distribution partners to commercialize and support our t:slim X2 platform.
COVID-19 Global Pandemic Impact and Considerations
We are deemed an essential healthcare business under applicable governmental orders based on the critical nature of the products we offer and the communities we serve. We experienced a modest impact from the COVID-19 global pandemic during the first quarter of 2020, which became more pronounced in the second and third quarters. We originally anticipated that our sales outside the United States would experience a greater proportional impact due to differences in the sales process in domestic versus international markets. Initially, the impact to our business was relatively consistent worldwide but we have since seen varying degrees of impact in international markets based on local conditions. The impact from COVID-19 on our sales outside the United States during the fourth quarter of 2020 may be even more difficult to estimate due to the recent announcements of additional restrictions and lock-downs in multiple European countries. We anticipate that our sales and operating results will continue to be adversely impacted and subject to unpredictable variability for the duration of the pandemic. For example, certain programs originally planned to begin in the second quarter of 2020 were delayed until the second half of the year, such as human factors studies associated with our product development efforts. Programs originally planned to be begin or to be completed in the second half of 2020 may also be delayed until future periods. In addition, regulatory timelines may be difficult to predict as the FDA has stated that its review process may take longer than normal due to the impact of the COVID-19 global pandemic. The full extent of the impact of the COVID-19 global pandemic on our future business and operations is difficult to estimate and will depend on a number of factors including the scope and duration of the COVID-19 global pandemic and the relative impact of COVID-19 on the business operations of our competitors.
We have taken steps to prioritize the health and safety of our employees and customers during the COVID-19 global pandemic, while working to maintain a continuous supply of products, training and customer support. To that end, we have increased the frequency of our communications to employees, suppliers, customers, and healthcare providers. Since March 2020, we have restricted non-essential employee travel, banned visitors from all of our facilities, and transitioned those employees able to perform their job function outside of our facilities to a remote work environment. For our field-based sales and clinical employees, we initially discontinued all in-person activities and began utilizing technology to remotely engage healthcare providers and customers. We continue to work closely with our healthcare providers and customers, remaining flexible in our method of interaction. To help ensure the safety and health of our employees in manufacturing and warehousing positions involved in production and fulfillment operations, we have implemented preventative measures to comply with social distancing requirements and require temperature checks of our employees before each shift.
In response to developments surrounding the COVID-19 global pandemic, we initiated discussions with our key suppliers in early 2020 regarding their abilities to fulfill existing orders, and we have continued to regularly assess their capacity. At this time, we believe many of our suppliers are deemed essential businesses under applicable governmental orders, and we have not experienced, and do not anticipate experiencing, disruption in our ability to manufacture insulin pumps and cartridges due to component procurement limitations. Our finished goods and raw material inventory for insulin pumps, as well as available manufacturing capacity, position us well to respond to unforeseen disruptions in the near term.

During the first six months of 2020, we experienced certain challenges managing our inventory, primarily due to the impacts of the COVID-19 global pandemic. For example, in the first quarter of 2020, we observed customers purchasing cartridges and infusion sets at a higher rate than anticipated. In addition, during the second quarter of 2020, our primary infusion set manufacturer experienced certain inventory constraints which resulted in our having to ask some customers to accept substitutions of similar products to prevent delays in order fulfillment. Our infusion set inventory has returned to more normal levels and we continue to focus on building and maintaining adequate levels of inventory for finished cartridges. Our third-party cartridge manufacturer completed validation and commenced commercial-scale manufacturing near the end of the first quarter to supplement our existing cartridge manufacturing capacity, which we believe will assist us in meeting product demand in future periods.
Commercially, we have been communicating with our customers and healthcare providers through social media, direct email outreach and our website, in addition to regular communications sent by our sales and clinical employees. We are also leveraging our technology platforms, such as our t:connect diabetes management application, to support healthcare providers, as many of them are increasingly utilizing telehealth capabilities in their practices. By the end of the first quarter of 2020, we expanded our remote new pump training offering to all customers who purchased a t:slim X2 insulin pump, and in the third quarter, we resumed offering in-person trainings under specific conditions.
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
Products Under Development
Our products under development support our strategy of focusing on both consumer and clinical needs, and include a connected (mobile) health offering, a next-generation hardware platform, which we refer to as the t:sport Insulin Delivery System (t:sport), AID system enhancements, and additional CGM integrations with our current and future products. We intend to leverage our consumer-focused approach and proprietary technology platform to continue to develop products that have the features and functionality that will allow us to meet the needs of people in differentiated segments of the insulin-dependent diabetes market, including the following:
•Connected (Mobile) Health Offerings – In July of 2020 we began offering the first version of our t:connect mobile application that wirelessly uploads pump data to our cloud-based t:connect diabetes management application, receives notification of pump alerts and alarms, and provides a discrete, secondary display of glucose and insulin data. Future updates of our mobile application are planned to include mobile bolus delivery, additional pump control features, integrate other health-related information from third-party sources and support future capabilities for our products under development.
•t:sport Insulin Delivery System – Approximately half the size of our t:slim X2 pump, the t:sport pump is being designed for people who seek even greater discretion and flexibility with the use of their insulin pump. We anticipate that t:sport will feature a 200-unit cartridge, an on-pump bolus button, a rechargeable battery, an AID algorithm, and a Bluetooth radio. t:sport is being designed for use with leading U-100 insulins, and we are evaluating the use of insulin concentrates to provide to people with greater insulin needs. We anticipate that t:sport will be our first insulin pump to support full pump-control from our mobile application, subject to FDA review and approval. A separate controller may be offered in addition to full mobile control availability.
•AID Enhancements – We intend to further enhance our automated insulin delivery system and are considering alternative strategies to deliver new features and benefits to our customers on a regular basis. In addition to algorithm enhancements intended to improve clinical outcomes, we are also developing new features for greater personalization and refinements to the overall system usability.

•Additional CGM Integration – In June 2020 we announced an agreement with Abbott to develop and commercialize integrated diabetes solutions that combine Abbott’s CGM technology with our insulin delivery systems to provide more options for people to manage their diabetes. Following the completion of our integrated product development work, and required regulatory clearances or approvals, we intend to focus our initial commercial activities for integrated products in the U.S. and Canada, with additional geographies considered in the future.
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
In the four-year period ended September 30, 2020, we shipped approximately 188,000 insulin pumps, of which approximately 152,000 were shipped to customers in the United States and approximately 36,000 were shipped to international markets.
Pump shipments to customers in the United States by fiscal quarter were as follows:

	Pump Units Shipped for Each of the Three Months Ended in Respective Years - U.S.
	March 31	June 30	September 30	December 31	Total
2012	—	9	204	844	1,057
2013	852	1,363	1,851	2,406	6,472
2014	1,723	2,235	2,935	3,929	10,822
2015	2,487	3,331	3,431	6,234	15,483
2016	4,042	4,582	3,896	4,418	16,938
2017	2,816	3,427	3,868	6,950	17,061
2018	4,444	5,447	7,379	12,935	30,205
2019	9,669	12,799	13,814	17,453	53,735
2020	13,158	14,735	18,380	N/A	46,273
Pump shipments to international customers by fiscal quarter were as follows:

	Pump Units Shipped for Each of the Three Months Ended in Respective Years - International
	March 31	June 30	September 30	December 31	Total
2018	N/A	N/A	1,055	3,233	4,288
2019	5,063	8,459	4,025	2,149	19,696
2020	4,220	3,952	3,641	N/A	11,813
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
We believe that our financial condition and operating results, as well as the decision-making process of our current and potential customers, has been and will continue to be impacted by a number of general trends, including the following:
•market acceptance of our products and competitive products by people with insulin-dependent diabetes, their caregivers and healthcare providers;

•the introduction of new products, treatment techniques or technologies for the treatment of diabetes, including the timing of the commercialization of new products by us and our competitors;
•seasonality in the United States associated with annual insurance deductibles and coinsurance requirements associated with the medical insurance plans utilized by our customers and the customers of our distributors;
•incidence of disease or illness, including the COVID-19 global pandemic, that may impact customer purchasing patterns or disrupt our supply chain;
•timing of holidays and summer vacations, which may vary by geography;
•the buying patterns of our distributors and other customers, both domestically and internationally;
•changes in the competitive landscape, including as a result of companies entering or exiting the diabetes therapy market;
•access to adequate coverage and reimbursement for our current and future products by third-party payors, and reimbursement decisions by third-party payors;
•the magnitude and timing of any changes to our facilities, manufacturing operations and other infrastructure, and factors impacting our ability to access our facilities;
•the impact of any privacy breaches, which may subject us to legal and regulatory proceedings and substantial fines, penalties and expenses, as well as significant reputational harm;
•anticipated and actual regulatory approvals of our products and competitive products; and
•product recalls impacting, or the suspension or withdrawal of regulatory clearance or approval relating to, our products or the products of our competitors.
In addition to these general trends, we believe the following specific factors have materially impacted, and could continue to materially impact, our business going forward:
•the disruptions caused by the COVID-19 global pandemic on suppliers, third-party manufacturers, healthcare providers, distributors and our existing or potential customers;
•continued increase, in demand following the commercial launch of t:slim X2 with Control-IQ technology, and the demonstrated success of our Tandem Device Updater;
•anticipated new product launches;
•increased opportunity to achieve customer renewals as customers become eligible for insurance reimbursement to purchase a new insulin pump at the end of the typical four-year reimbursement cycle;
•opportunity to transition former customers of Animas Corporation (Animas) to our t:slim X2 insulin pump in 2018 and 2019 following the announcement by Johnson & Johnson that it had discontinued the operations of Animas and discontinued the availability of Animas pump supplies in September 2019;
•designation by UnitedHealthcare of one of our competitors as its preferred, in-network durable medical equipment provider of insulin pumps for most customers age seven and above from July 2016 through June 2020;
•ability to enter into and maintain agreements with CGM partners for CGM integration;
•expansion and new product launches in select international geographies, including initial orders to stock inventories; and

•ability to effectively scale our operations to support rapid growth, including expanding our facilities, advancing our research and development efforts, increasing manufacturing capacity through third-party manufacturers, and hiring and retaining employees in customer service and support functions.

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

Recent Developments
NEJM Publication of Pediatric Study Demonstrating Increased Time-In-Range Using the t:slim X2 Insulin Pump with Control-IQ Technology
In August 2020, we announced publication by the New England Journal of Medicine (NEJM) of results from the Protocol 5 study (DCLP5) of the International Diabetes Closed Loop (iDCL) trial. Results demonstrated increased time spent in range (70-180 mg/dL) in children ages six to 13 years old using the t:slim X2 insulin pump with Control-IQ advanced hybrid closed-loop technology.
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
During 2020, the COVID-19 global pandemic had a major impact on businesses around the world. While we experienced only a modest negative impact from the pandemic during the first quarter of 2020, the negative impact during the second and third quarters of 2020 was more pronounced, and we anticipate that our sales and operating results will continue to be adversely impacted in future periods. Starting in March 2020 we ceased nearly all in-person sales, marketing and training activities and adopted numerous other changes to our daily business operations. These changes primarily remain in effect as of the date of this report and it remains uncertain when we may be able to resume our normal operations. Accordingly, we anticipate that our sales will not follow historical trends and will be adversely impacted in the coming months as customers delay their purchasing decisions or physicians pause their prescriptions of new products. Our sales outside the United States have been negatively impacted due to similar disruptions. Initially, the impact was relatively consistent worldwide but we have since seen varying degrees of impact in international markets based on local conditions. The full extent of the impact of the COVID-19 global pandemic on our business and operations will depend on a number of factors, including the scope and duration of the pandemic, varying government responses to the pandemic and potential delays to product development timelines.
Separate from any impacts of the COVID-19 global pandemic, our quarterly sales have historically fluctuated, and may continue to fluctuate substantially in the periods surrounding anticipated and actual regulatory approvals and commercial launches of new products by us or our competitors. We believe customers may defer purchasing decisions if they believe a new product may be launched in the future. Additionally, upon the announcement of FDA approval or commercial launch of a new product, either by us or one of our competitors, potential new customers may reconsider their purchasing decisions or take additional time to consider such FDA approval or product launch before making their purchasing decisions. For instance, we believe certain customers paused their decision-making during the second half of 2019 in anticipation of the commercial availability of the t:slim X2 with Control-IQ technology. However, it is difficult to quantify the extent of the impact of these or similar events on future purchasing decisions.
Cost of Sales
Historically, we have manufactured our pumps and disposable cartridges at our manufacturing facility in San Diego, California. Near the end of the first quarter of 2020, our third-party cartridge manufacturer completed validation and commenced commercial-scale manufacturing to supplement our existing cartridge manufacturing capacity. Infusion sets and pump accessories are manufactured by third-party suppliers. Cost of sales includes raw materials, labor costs, manufacturing overhead expenses, product training costs, royalties, freight, reserves for expected warranty costs, costs of supporting our digital health platforms, scrap and charges for excess and obsolete inventories. Manufacturing overhead expenses include expenses relating to quality assurance, manufacturing engineering, material procurement, inventory control, facilities, equipment, information technology and operations supervision and management. We anticipate that our cost of sales will continue to increase as our product sales increase.

Over the long term, we expect our overall gross margin percentage, which for any given period is calculated as sales less cost of sales divided by sales, to improve, as our sales increase and our overhead costs are spread over larger production volumes. We expect we will be able to leverage our manufacturing cost structure across our products that utilize the same technology platform and manufacturing infrastructure and will be able to further reduce per unit costs with increased automation, process improvements and raw materials cost reductions. Pumps have, and are expected to continue to have, a higher gross margin percentage than our pump-related supplies. Therefore, the percentage of pump sales relative to total sales will have a significant impact on our overall gross margin percentage. In the event that customers delay their pump purchasing decisions or physicians pause in prescribing new pumps, whether as a result of the COVID-19 global pandemic, or for other reasons, it is possible that we may experience a higher percentage of pump-related supply sales than anticipated, which in turn could adversely impact our overall gross margin percentage. We also expect our warranty cost per unit to decrease as we release additional product features and functionality utilizing the Tandem Device Updater. However, our overall gross margin percentage may fluctuate in future quarterly periods as a result of numerous factors aside from those associated with production volumes and product mix. For instance, as a result of the COVID-19 global pandemic we have implemented operational changes that may introduce unpredictable variability to our cost of sales, such as supplemental staffing, incremental expenses to protect the health, safety and welfare of our employees working on-site and to enable other employees to work remotely. In addition, as demand for our products increases, we may continue to make additional investments in manufacturing capacity or increase our reliance on third parties for manufacturing-related services, either of which could have a negative impact on our gross margins. Specifically, in 2020 we began investing in additional manufacturing equipment that will double our existing capacity to meet anticipated long-term demand for our cartridges, which may initially place downward pressure on the gross margin percentage associated with our pump-related supplies.
Other factors impacting our overall gross margin percentage may include the changing percentage of products sold to distributors versus directly to individual customers, varying levels of reimbursement among third-party payors in domestic and international markets, the timing and success of new regulatory approvals and product launches, the impact of the valuation and amortization of employee stock awards on non-cash stock-based compensation expense allocated to cost of sales, changes in warranty estimates, training costs, licensing and royalty costs, increased costs to support our digital health platforms, cost associated with excess and obsolete inventories, and changes in our manufacturing processes, capacity, costs or output.
Selling, General and Administrative
Our selling, general and administrative (SG&A) expenses primarily consist of salary, cash-based incentive compensation, fringe benefits and non-cash stock-based compensation for our executive, financial, legal, marketing, sales, clinical, customer support, technical services, insurance verification, regulatory affairs and other administrative functions. We began expanding our U.S. field sales and clinical organization during the third quarter of 2019 to support an expected increase in demand for our products. We had approximately 90 sales territories in the United States as of September 30, 2020. Our existing territories are generally maintained by sales representatives and field clinical specialists, and supported by managed care liaisons, additional sales management and other customer support personnel, which have also been rapidly expanding to support our growing installed base. Our operations in Canada are comprised of approximately ten sales territories. Other significant SG&A expenses include those incurred for product demonstration samples, commercialization activities associated with new product launches, travel, trade shows, outside legal fees, independent auditor fees, outside consultant fees, insurance premiums, facilities costs and information technology costs. Overall, we expect our SG&A expenses, including the cost of our customer support infrastructure, to increase as our customer base grows in the United States and international markets. We will continue to evaluate, and may further increase, the number of our field sales and clinical personnel in order to optimize the coverage of our existing territories. Additionally, we realized a notable increase in non-cash stock-based compensation expense allocated to SG&A beginning in the third quarter of 2018, and again in the second quarter of 2019, due to the valuation of certain 2018 and 2019 employee stock option grants and the impact on the valuation of the significant increase in our stock price over the previous year. We recognized higher non-cash stock-based compensation expense through the first half of 2020, and experienced a reduction in the third quarter of 2020 as certain 2018 employee stock option grants are now fully amortized. Our SG&A expenses may be affected by our response to the COVID-19 global pandemic, including reduced spending in areas such as non-essential employee travel, which may be offset by increased spending to support measures designed to prioritize the retention, health, safety and welfare of our employees. In the longer term, SG&A expenses may also increase due to anticipated costs associated with additional compliance and regulatory reporting requirements.

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
Other Income and Expense

Other income and expense primarily consists of changes in the fair value of certain warrants issued in connection with our public offering of common stock in October 2017, interest expense which includes the amortization of debt discount and debt issuance costs related to our Convertible Senior Notes issued in May 2020 (our Notes), and interest earned on our cash equivalents and short-term investments. We expect interest expense in future quarters to be comparable with that of the third quarter of 2020 as our Notes were outstanding for the entire period, and total other income and expense, net to fluctuate from period to period primarily due to the revaluation of the outstanding Series A warrants, which expire in the fourth quarter of 2022.
Income Tax Expense (Benefit)

Because we are in a net loss position with respect to federal income taxes, income tax expense is expected to primarily consist of state and foreign income tax expense as a result of current taxable income in those jurisdictions. Income tax expense (benefit) may fluctuate in future quarters due to adjustments related to non-recurring transactions and changes in certain tax assessments.

Results of Operations

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands, except percentages)	2020	2019	2020	2019
Sales:
Domestic	$107,517	$78,842	$276,340	$203,867
International	16,086	15,815	54,425	50,040
Total sales	123,603	94,657	330,765	253,907
Cost of sales	58,290	43,974	160,801	119,967
Gross profit	65,313	50,683	169,964	133,940
Gross margin	53%	54%	51%	53%
Operating expenses:
Selling, general and administrative	50,228	44,649	150,385	120,173
Research and development	16,094	12,038	46,198	32,632
Total operating expenses	66,322	56,687	196,583	152,805
Operating loss	(1,009)	(6,004)	(26,619)	(18,865)
Other income (expense), net:
Interest income and other, net	143	854	1,235	2,381
Interest expense	(4,855)	—	(8,030)	—
Change in fair value of common stock warrants	(3,648)	2,321	(19,906)	(10,849)
Total other income (expense), net	(8,360)	3,175	(26,701)	(8,468)
Loss before income taxes	(9,369)	(2,829)	(53,320)	(27,333)
Income tax expense (benefit)	39	72	(1,938)	72
Net loss	$(9,408)	$(2,901)	$(51,382)	$(27,405)

Comparison of the Three Months Ended September 30, 2020 and 2019
Sales. For the three months ended September 30, 2020, sales were $123.6 million, which included $16.1 million of international sales. Sales were $94.7 million for the same period in 2019, which included $15.8 million of international sales.

The increase in worldwide sales of $28.9 million in the third quarter of 2020 compared to the third quarter of 2019 was primarily driven by a 23% increase in worldwide pump shipments to 22,021 in the third quarter of 2020, compared to 17,839 in the third quarter of 2019, and a 43% increase in pump-related supply sales. Sales of pump-related supplies increased primarily due to a 46% increase in our estimated installed base of customers.

Domestic sales by product were as follows (in thousands):

	Three Months Ended September 30,
	2020	2019
Pump	$69,464	$52,914
Infusion sets	26,133	17,646
Cartridges	11,767	8,149
Other	153	133
Total Domestic Sales	$107,517	$78,842

Domestic pump sales were $69.5 million for the third quarter of 2020, compared to $52.9 million in the third quarter of 2019, as pump shipments increased 31% compared to the same period in the prior year due to continued strong demand for our products following the January 2020 domestic launch of our t:slim X2 insulin pump with Control-IQ technology. Domestic pump shipments were 18,380 in the third quarter of 2020 compared to 13,814 in the third quarter of 2019. Sales of pump-related supplies increased primarily due to a 42% increase in our estimated domestic installed base of customers. Sales to distributors accounted for 74% and 72% of our total domestic sales for the three months ended September 30, 2020 and 2019, respectively. Our percentage of sales to distributors versus individual customers is principally determined by the mix of customers ordering our products within the period and whether or not we have a contractual arrangement with their underlying third-party insurance payor.

International sales by product were as follows (in thousands):

	Three Months Ended September 30,
	2020	2019
Pump	$9,045	$10,310
Infusion sets	5,118	3,444
Cartridges	1,761	2,018
Other	162	43
Total International Sales	$16,086	$15,815
International pump sales were $9.0 million for the third quarter of 2020, compared to $10.3 million in the third quarter of 2019, as pump shipments declined 10% compared to the same period in the prior year. Sales of pump-related supplies benefited from a 64% increase in our estimated international installed base of customers. The ordering patterns of our international distributors for pumps and supplies is highly variable from period to period, particularly during the typical third quarter European holiday season. This variability was compounded by the varying levels of impact of the global pandemic across the international markets in which we operate. Sales to distributors accounted for 91% and 89% of our total international sales for the three months ended September 30, 2020 and 2019, respectively.
Cost of Sales and Gross Profit. Our cost of sales for the three months ended September 30, 2020 was $58.3 million, resulting in gross profit of $65.3 million, compared to cost of sales of $44.0 million for the same period in 2019 resulting in gross profit of $50.7 million. The gross margin percentage for the three months ended September 30, 2020 was 53%, compared to 54% in the same period in 2019.
The increase in our gross profit for the three months ended September 30, 2020 was primarily the result of the $28.9 million increase in total sales. Gross profit and gross margin were negatively impacted by royalty costs, for which there was no comparable expense in the prior year. We recognized $1.7 million of product royalty costs in the third quarter of 2020 associated with sales of products with Control-IQ technology and free software updates downloaded by existing customers in the United States, as well as in certain international markets where we launched Control-IQ in the third quarter. On an aggregate basis, other non-manufacturing costs, which primarily consist of warranty, freight, training and digital health product support costs, reflected improvement on a per unit basis. Gross margin was also pressured to a lesser extent by other factors that are more temporary in nature or anticipated to be leveraged through growth in future quarters, including costs associated with COVID-19 risk mitigation, managing pump production to achieve desired stocking levels, the expansion of cartridge manufacturing capacity and increased spending to support our digital health product offerings. Other factors that have and may continue to impact the gross margin percentage are changes in product and geographical mix and the level of non-cash stock-based compensation allocated to cost of sales. Pump sales, which have the highest gross margin, were 64% of total worldwide sales in the third quarter of 2020 versus 67% in the third quarter of 2019. Non-cash stock-based compensation expense allocated to cost of sales was $2.1 million for the three months ended September 30, 2020, compared to $1.8 million in the same period of 2019, representing 2% of sales in both periods.

Selling, General and Administrative Expenses. SG&A expenses increased 12% to $50.2 million for the three months ended September 30, 2020 from $44.6 million for the same period in 2019. Employee-related expenses for our SG&A functions comprise the majority of SG&A expenses. The increase compared to 2019 was primarily the result of an $8.5 million increase in salaries, incentive compensation and other employee benefits due to an increase in personnel to support additional sales territories, higher sales and other services in support of our growing installed customer base, offset by a decrease of $4.2 million in non-cash stock-based compensation. Non-cash stock-based compensation expense allocated to SG&A was $8.9 million for the three months ended September 30, 2020, compared to $13.1 million in the same period in 2019. The higher non-cash stock-based compensation expense in the prior year was primarily due to the valuation of certain 2018 employee stock option grants which are now fully amortized, partially offset by non-cash stock-based compensation expense associated with increased headcount in 2020. We also experienced increased costs for software maintenance, facilities maintenance, and outside consulting of $3.1 million, offset by a $1.2 million decrease in travel and entertainment, and outside services expenses.
Research and Development Expenses. R&D expenses increased 34% to $16.1 million for the three months ended September 30, 2020 from $12.0 million for the same period in 2019. The increase in R&D expenses was primarily the result of an increase of $2.2 million in salaries, incentive compensation and other employee benefits due to an increase in personnel to support our product development efforts, offset by a decrease of $0.6 million in non-cash stock-based compensation. Non-cash stock-based compensation expense allocated to R&D was $1.8 million for the three months ended September 30, 2020, compared to $2.4 million in the same period in 2019. We also experienced increased costs for consulting services and equipment and maintenance attributable to R&D of $2.3 million.
Other Income (Expense), Net. Total other expense, net for the three months ended September 30, 2020 was $8.4 million compared to total other income, net of $3.2 million in the same period in 2019. Total other expense, net for the three months ended September 30, 2020 primarily consisted of a $3.6 million revaluation loss from the change in the fair value of certain warrants due to the appreciation of our stock price, and $4.9 million of interest expense which includes the amortization of debt discount and debt issuance costs related to our Notes issued in the second quarter of 2020. Total other income, net for the three months ended September 30, 2019 primarily consisted of a $2.3 million gain on revaluation from the change in the fair value of certain warrants, and interest earned on our cash equivalents and short-term investments.

Comparison of the Nine Months Ended September 30, 2020 and 2019
Sales. For the nine months ended September 30, 2020, sales were $330.8 million, which included $54.4 million of international sales. For the nine months ended September 30, 2019, sales were $253.9 million, which included $50.0 million of international sales.
The increase in worldwide sales of $76.9 million in the first nine months of 2020 compared to the first nine months of 2019 was primarily driven by $127.2 million in pump-related supplies sales from a 46% growth in the worldwide installed base and an increase in domestic pump sales of $36.9 million, offset by the effect of international product mix and non-recurring market dynamics in the prior year.

Domestic sales by product were as follows (in thousands):

	Nine Months Ended September 30,
	2020	2019
Pump	$175,550	$138,624
Infusion sets	68,883	44,335
Cartridges	31,418	20,530
Other	489	378
Total Domestic Sales	$276,340	$203,867

Domestic pump sales were $175.6 million for the first nine months of 2020, compared to $138.6 million in the first nine months of 2019, as pump shipments increased 28% compared to the same period in the prior year due to continued strong demand for our products following the January 2020 domestic launch of our t:slim X2 insulin pump with Control-IQ technology. Domestic pump shipments were 46,273 in the first nine months of 2020 compared to 36,282 in the first nine months of 2019. Sales of pump-related supplies increased primarily due to a 42% increase in our estimated domestic installed base of customers. Sales to distributors accounted for 72% and 73% of our total domestic sales for the nine months ended September 30, 2020 and 2019, respectively. Our percentage of sales to distributors versus individual customers is principally determined by the mix of customers ordering our products within the period and whether or not we have a contractual arrangement with their underlying third-party insurance payor.

International sales by product were as follows (in thousands):

	Nine Months Ended September 30,
	2020	2019
Pump	$27,985	$36,472
Infusion sets	18,794	8,225
Cartridges	7,315	5,130
Other	331	213
Total International Sales	$54,425	$50,040

International pump sales were $28.0 million for the first nine months of 2020, compared to $36.5 million in the first nine months of 2019. The first half of 2019 was positively impacted by the transition of former Animas customers to our products and the fulfillment of certain international pump demand from backlog that existed at the end of 2018 due to supply constraints in prior periods. Sales of pump-related supplies increased primarily due to an 64% increase in our estimated international installed base of customers. The ordering patterns of our international distributors for pumps and supplies is highly variable from period to period, particularly during the typical third quarter European holiday season. This variability was compounded by the varying levels of impact of the global pandemic across the international markets in which we operate. Sales to distributors accounted for 93% and 93% of our total international sales for the nine months ended September 30, 2020 and 2019, respectively.

Cost of Sales and Gross Profit. Our cost of sales for the nine months ended September 30, 2020 was $160.8 million resulting in gross profit of $170.0 million, compared to $120.0 million of cost of sales for the same period in 2019 resulting in gross profit of $133.9 million. The gross margin percentage for the nine months ended September 30, 2020 was 51% compared to 53% in the same period in 2019.

The increase in our gross profit for the nine months ended September 30, 2020 was primarily the result of the $76.9 million increase in total sales, including higher volumes shipped and improvement in pump average selling prices. Gross profit and gross margin were negatively impacted by royalty costs, for which there was no comparable expense in the prior year. We recognized $4.7 million of product royalty costs in the first nine months of 2020 associated with the first quarter launch of Control-IQ technology in the United States and a staged introduction in international markets beginning in the third quarter. On an aggregate basis, other non-manufacturing costs, which primarily consist of warranty, freight, training and digital health product support costs, reflected improvement on a per unit basis, as well as per unit manufacturing costs for pumps. Other factors that have and may continue to impact the gross margin percentage are changes in product and geographical mix and the level of non-cash stock-based compensation allocated to cost of sales. Pump sales, which have the highest gross margin, were 62% of total worldwide sales in the first nine months of 2020 compared to 69% in the same period in 2019. Non-cash stock-based compensation expense allocated to cost of sales was $6.5 million for the nine months ended September 30, 2020, compared to $4.2 million in the same period in 2019.

Selling, General and Administrative Expenses. SG&A expenses increased 25% to $150.4 million for the nine months ended September 30, 2020 from $120.2 million for the same period in 2019. Employee-related expenses for our SG&A functions comprise the majority of SG&A expenses. The increase compared to 2019 was primarily the result of a $25.4 million increase in salaries, incentive compensation and other employee benefits due to an increase in personnel to support additional sales territories, higher sales and our growing installed customer base, which included an increase of $3.0 million in non-cash stock-based compensation. Non-cash stock-based compensation expense allocated to SG&A was $32.1 million for the nine months ended September 30, 2020, compared to $29.1 million in the same period in 2019. The increase in non-cash stock-based compensation expense was primarily due to increased headcount, as well as the valuation of certain 2019 employee stock option grants and the impact on the valuation of the significant increase in our stock price over the previous year. We also experienced increased costs for software maintenance, supplies, and outside consulting of $7.6 million, offset by decreased costs for travel and outside services of $2.3 million.
Research and Development Expenses. R&D expenses increased 42% to $46.2 million for the nine months ended September 30, 2020 from $32.6 million for the same period in 2019. The increase in R&D expenses was primarily the result of an increase of $6.1 million in salaries, incentive compensation and other employee benefits due to an increase in personnel to support our product development efforts, as well as an increase of $7.5 million in consulting services, supplies, and equipment and maintenance costs attributable to R&D. Non-cash stock-based compensation expense allocated to R&D was $6.6 million for the nine months ended September 30, 2020, compared to $6.1 million in the same period in 2019.
Other Income (Expense), Net. Total other expense, net for the nine months ended September 30, 2020 and 2019 was $26.7 million and $8.5 million, respectively. Other expense for the nine months ended September 30, 2020 primarily consisted of a $19.9 million revaluation loss from the change in the fair value of certain warrants due to the significant appreciation of our stock price during the first nine months of 2020, and $8.0 million of interest expense which includes the amortization of debt discount and debt issuance costs related to our Notes issued in the second quarter of 2020. Other expense for the nine months ended September 30, 2019 primarily consisted of a $10.8 million revaluation loss from the change in the fair value of certain warrants. Interest income and other, net for the nine months ended September 30, 2020 and 2019 primarily consisted of interest earned on our cash equivalents and short-term investments.
Income Tax Expense (Benefit). We recognized an income tax benefit of $1.9 million on pre-tax loss of $53.3 million for the nine months ended September 30, 2020, compared to income tax expense of $0.1 million on a pre-tax loss of $27.3 million for the nine months ended September 30, 2019. The income tax benefit for the nine months ended September 30, 2020 was primarily due to benefit associated with the release of valuation allowance related to the acquisition of certain intangible assets, partially offset by state and foreign income tax expense as a result of current taxable income in those jurisdictions. Income tax expense for the nine months ended September 30, 2019 was primarily attributable to state and foreign income tax expense as a result of current taxable income in those jurisdictions.

Liquidity and Capital Resources
As of September 30, 2020, we had $464.5 million in cash and cash equivalents and short-term investments. We believe that our cash and cash equivalents and short-term investments balance is sufficient to satisfy our liquidity requirements for at least the next 12 months from the date of this filing.
Historically, our principal sources of cash have included cash collected from product sales, private and public offerings of equity securities, exercises of employee stock awards, and debt financing. Since the beginning of 2019, we completed the following financing activities:
•In May 2020, we raised $278.7 million in net proceeds from the issuance of the Notes, and used $34.1 million of the net proceeds to purchase capped call options in connection with the transaction (see Note 7, “Convertible Senior Notes”).
•From January 2019 through September 2020, we issued 3,617,939 shares of common stock upon the exercise of stock options, and 558,392 shares of common stock were purchased under our 2013 Employee Stock Purchase Plan, which generated aggregate proceeds of $81.6 million.
•From January 2019 through September 2020, we received proceeds of $1.2 million from the exercise of 352,585 outstanding warrants which were originally issued in connection with our registered public offering of common stock in October 2017. As of September 30, 2020, there were warrants to purchase 158,200 shares outstanding relating to the October 2017 offering.

•From January 2020 through September 2020, we received proceeds of $2.0 million from the exercise of 67,799 outstanding warrants which were originally issued between August 2011 and August 2012. As of September 30, 2020, there were warrants to purchase 31,166 shares outstanding relating to these issuances.
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
The following table shows a summary of our cash flows for the nine months ended September 30, 2020 and 2019:

	Nine Months Ended September 30,
(in thousands)	2020	2019
Net cash provided by (used in):
Operating activities	$9,432	$22,463
Investing activities	(236,430)	(36,054)
Financing activities	305,234	17,789
Effect of foreign exchange rate changes on cash	70	36
Net increase in cash and cash equivalents	$78,306	$4,234
Operating Activities. Net cash provided by operating activities was $9.4 million for the nine months ended September 30, 2020, compared to $22.5 million in the same period in 2019. The decrease in net cash provided by operating activities was due to an increase in our operating loss on higher operating expenses, as well as working capital changes primarily related to accounts payable and accrued expenses. Working capital changes during the first nine months of 2020 primarily consisted of increases in accounts receivable, inventories, accounts payable, deferred revenue, and other current liabilities, all of which are related to the growth in our business. Accounts receivable increased to $52.1 million at September 30, 2020 from $46.6 million at December 31, 2019, as a result of higher sales in the third quarter of 2020 as compared to the fourth quarter of 2019. Inventories increased to $70.6 million at September 30, 2020 from $49.1 million at December 31, 2019, primarily to support the growth in our business.
Investing Activities. Net cash used in investing activities was $236.4 million for the nine months ended September 30, 2020, which was primarily related to $332.0 million of purchases of short-term investments, $23.3 million in purchases of property and equipment, and $4.9 million cash paid for the acquisition of intangible assets, offset by $123.7 million in proceeds from maturities and sales of short-term investments. Net cash used in investing activities was $36.1 million for the nine months ended September 30, 2019, which was primarily related to $126.3 million of purchases of short-term investments and $12.8 million in purchases of property and equipment, offset by $103.0 million in proceeds from maturities and sales of short-term investments.
Financing Activities. Net cash provided by financing activities was $305.2 million for the nine months ended September 30, 2020, which primarily consisted of $278.7 million in proceeds from the issuance of the Convertible Senior Notes which was partially offset by $34.1 million in payments for the purchase of the related Capped Call Options, and $57.7 million in proceeds from the issuance of common stock under our stock plans. Net cash provided by financing activities was $17.8 million for the nine months ended September 30, 2019, which primarily consisted of proceeds from the issuance of common stock under our stock plans.

Our liquidity position and capital requirements are subject to fluctuation based on a number of factors, including the following:
•our ability to generate sales, the timing of those sales, the mix of products sold and the collection of receivables from period to period;
•the timing of any additional financings, and the net proceeds raised from such financings;
•the timing and amount of the exercise of outstanding warrants, and proceeds from the issuance of equity awards pursuant to employee stock plans;
•fluctuations in gross margins and operating margins;
•fluctuations in working capital, including changes in accounts receivable, inventories, accounts payable, employee-related liabilities, and operating lease liabilities; and
•the impacts and disruptions caused by the COVID-19 global pandemic.
Our primary short-term capital needs are expected to include expenditures related to:
•support of our commercialization efforts related to our current and future products;
•expansion of our customer support resources for our growing installed customer base;
•research and product development efforts, including clinical trial costs;
•acquisitions, leasing or licensing of equipment, technology, intellectual property and other assets;
•additional facilities leases and related tenant improvements, and manufacturing equipment to support business growth and increase manufacturing capacity; and
•payments under licensing, development and commercialization agreements.
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

Off-Balance Sheet Arrangements
As of September 30, 2020, we did not have any off-balance sheet arrangements.
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
Some of the financial instruments in which we invest subject us to market risk, in that a change in prevailing interest rates may cause the principal amount of the instrument to fluctuate. Other financial instruments in which we invest subject us to credit risk, in that the value of the instrument may fluctuate based on the issuer’s ability to pay. As a result of the COVID-19 global pandemic and the perceived increased credit risks associated with certain securities, credit rating agencies have issued downgrades and revised outlooks to negative for a number of issuers of the debt securities held in our short-term investments portfolio. Unrealized losses on available-for-sale debt securities at September 30, 2020 were not significant. Based on the credit quality of the available-for-sale debt securities that are in an unrealized loss position, and our current estimates of future cash flows to be collected from those securities, we believe the unrealized losses are not credit losses (see Note 3, “Short-Term Investments”).
Because of the short-term maturities of our financial instruments, we do not believe that an increase or decrease in market interest rates would have any significant impact on the realized value of our investment portfolio. If a 10% change in interest rates were to have occurred on September 30, 2020, this change would not have had a material effect on the fair value of our investment portfolio as of that date.
In May 2020, the we issued $287.5 million principal amount of Convertible Senior Notes, which bear interest at a fixed rate of 1.50% per year. Accordingly, we are not subject to interest rate risk as a result of the Convertible Senior Notes (see Note 7, “Convertible Senior Notes”).
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
As of September 30, 2020, we carried out an evaluation under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based on this evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of September 30, 2020.
Changes in Internal Control over Financial Reporting
There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) during the quarter ended September 30, 2020 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION
Item 1. Legal Proceedings

In April 2020, we were named as a defendant in four federal class action lawsuits relating to a data breach we experienced in January 2020, each of which was subsequently dismissed.
In addition, in May 2020 we were named as a defendant in three California state court class action lawsuits arising from the same data breach. Collectively, these lawsuits seek statutory, compensatory, actual, and punitive damages; equitable relief, including restitution; pre- and post-judgment interest; injunctive relief; and attorney fees, costs, and expenses from us. On July 24, 2020, these three pending lawsuits were consolidated into a single case in the Superior Court of the State of California in the County of San Bernardino entitled Joseph Deluna et al v. Tandem Diabetes Care, Inc. The consolidated case alleges violations of the Confidentiality of Medical Information Act (CMIA), California Consumer Privacy Act (CCPA), California’s Unfair Competition Law (UCL), and breach of contract. We filed a demurrer seeking dismissal of all claims, which was heard by the Court on October 27, 2020, and which resulted in the following outcome: (i) the demurrer of the CMIA claim was denied; and (ii) the demurrer of the CCPA, UCL, and contract claims were sustained with leave to amend the pending complaint.

In September 2020, we were named as a defendant in a lawsuit entitled Buck Walsh, individually and on behalf of others similarly situated v. Tandem Diabetes Care, Inc., which was filed in the Superior Court of the State of California in San Diego County. The alleged violations include business and professions code and labor code violations for failure to compensate wages, unpaid meal and rest periods, and failure to reimburse for necessary business-related expenses. The proposed class of plaintiffs includes hourly paid or non-exempt employees of the Company who were employed from April 6, 2016 through the date of adjudication.

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
Risks Related to Our Business and Our Industry
We have incurred significant operating losses since inception and cannot assure you that we will achieve sustained profitability.*
Since our inception in January 2006, we have incurred a significant net loss. As of September 30, 2020, we had an accumulated deficit of $676.2 million. To date, we have funded our operations primarily through cash collected from product sales, private and public offerings of our equity securities, and debt financing. We have devoted substantially all of our resources to the design, development and commercialization of our products, the scaling of our manufacturing operations and commercial organization, the research and development of our current products and products under development, and the assembly of a management team to manage our business.
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
•market acceptance of the insulin pumps and related products manufactured and sold by our key competitors, including Medtronic MiniMed, a division of Medtronic plc;
•the potential that breakthroughs for the monitoring, treatment or prevention of diabetes may render our insulin pumps obsolete or less desirable;
•adverse regulatory or legal actions relating to our products, or similar products or technologies of our competitors;
•failure of our Tandem Device Updater to accurately and timely provide customers with remote access to new product features and functionality as anticipated, or our failure to obtain regulatory approval for any such updates;
•changes in reimbursement rates or policies relating to insulin pumps or similar products or technologies by third-party payors;
•our inability to enter into contracts with third-party payors on a timely basis and on acceptable terms;
•problems arising from the expansion of our manufacturing capabilities and commercial operations, or destruction, loss, or temporary shutdown of our manufacturing facilities;
•concerns regarding the perceived safety or reliability of any of our products, or any component thereof; and
•claims that any of our products, or any component thereof, infringes on patent rights or other intellectual property rights of third parties.
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

Public health threats, such as the COVID-19 global pandemic, have had and could continue to have a material adverse effect on our operations, the operations of our business partners, and the global economy as a whole.*
Public health threats and other highly communicable diseases and outbreaks could adversely impact our operations, the operations of our customers, suppliers, distributors and other business partners, as well as the healthcare system in general. For example, the COVID-19 global pandemic, which is currently affecting numerous countries throughout the world, has resulted in a rapid rise in unemployment and a sudden decrease in global economic activity, and the scope of the COVID-19 global pandemic and its impacts is continuing to fluctuate, and in some instances worsen, in various regions worldwide. While we experienced only a modest negative impact from the COVID-19 global pandemic during the first quarter of 2020, the negative impact during the second and third quarters of 2020 was more pronounced, and we anticipate that our sales and operating results will continue to be adversely impacted in future periods and subject to unpredictable variability. In addition, the recent rise in unemployment and decrease in economic activity due to the COVID-19 global pandemic may negatively impact the affordability of our products for certain customers, which could reduce demand for our products. Further, the initiation of certain programs originally planned for the second and third quarter, such as human factors studies associated with our product development efforts, have been delayed, which has impacted our regulatory strategies and also could have a negative impact on our product commercialization efforts and the future demand for our products.
The COVID-19 global pandemic, or other similar outbreaks or epidemics, may have an adverse effect on the overall productivity of our workforce, and we may be required to take extraordinary measures to protect the health and safety of our employees and our business partners and reduce the risk of disruptions to our operations. For example, since in March 2020, we have restricted non-essential employee travel, banned visitors from all of our facilities, and transitioned those employees able to perform their job function outside of our facilities to a remote work environment. For our field-based sales and clinical employees, we initially discontinued all in-person activities and began utilizing technology to remotely engage healthcare providers and customers. Where permitted, in-person activities have resumed, though the scope and scale have been limited and we still rely heavily on remote engagement. For our employees in manufacturing and warehousing positions involved in production and fulfillment operations, we have implemented preventative measures to comply with physical distancing requirements and have taken measures to help ensure safety, including requiring temperature checks for our employees before each shift. We have also increased our staffing in certain operations in order to mitigate potential risks associated with increases in unplanned employee absences or illness. Our adoption of these preventive measures has resulted in incremental costs that have negatively impacted our gross margin, and the impacts could be greater in future periods. In addition, for the duration of the COVID-19 global pandemic, our employees may be required to continue to operate within a remote work environment for extended periods of time due to illness, travel restrictions, government-imposed orders, school closures or for other reasons, any of which could result in reduced productivity of our workforce.
In addition to the foregoing impacts, disruptions from the COVID-19 global pandemic, or other similar outbreaks or epidemics, could result in delays in or the suspension of our manufacturing operations, research and product development activities, regulatory work streams, clinical development programs and other important commercial functions. In particular, if we were required to delay or suspend our manufacturing operations, we may encounter severe product shortages, which would adversely affect our results of operations and harm our reputation. We are also dependent upon our third-party suppliers for many of our product components, and the COVID-19 global pandemic could have a material adverse impact on the operations of one or more of our suppliers, which could prevent them from delivering products to us on a timely basis, or at all. For example, we continue to focus on increasing our cartridge inventory to targeted levels, but there can be no assurance that we or our third-party cartridge manufacturer will be able to manufacture cartridges in the quantities we require to meet product demand. In addition, in the second quarter of 2020 our primary infusion set manufacturer experienced certain inventory constraints. There can be no assurance our supplier will be able to provide infusion sets in the quantities we require to meet customer demand. If we experience these or similar manufacturing challenges in the future, it could have a negative impact on product sales and harm our reputation.
The full extent of the impact of the COVID-19 global pandemic on our business and operations is highly uncertain and subject to change, and will continue to depend on a number of factors, including the scope and duration of the pandemic. We expect any further spread of the COVID-19 global pandemic, or even the threat or perception that this could occur, or any protracted duration of decreased economic activity, could have a material adverse impact on our business, operations and financial results.

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
Our primary competitors are major medical device companies that are publicly traded companies or divisions or subsidiaries of publicly traded companies, including Insulet and Medtronic MiniMed. In addition, Eli Lilly & Co. is developing an insulin pump. There are also a number of other companies developing and marketing their own insulin delivery systems and/or related software applications, including insulin pumps and Bluetooth-enabled insulin pens to support MDI therapy. While these industry changes are significant, it is difficult to know how they will impact our business or the competitive landscape in which we operate. Our key competitors, most notably Medtronic, enjoy several competitive advantages over us, including:
•greater financial and human resources for sales and marketing, product development, customer service and clinical resources;
•greater ability to respond to competitive pressures, regulatory uncertainty, or challenges within the financial markets;
•established relationships with healthcare providers, third-party payors and regulatory agencies;
•established reputation and name recognition among healthcare providers and other key opinion leaders in the medical industry generally and the diabetes industry in particular;
•greater market share and established base of customers;
•larger and more established distribution networks;
•greater ability to cross-sell products or provide incentives to healthcare providers to use their products; and
•more experience in conducting R&D, manufacturing, clinical trials, and obtaining regulatory approval or clearance.

In some instances, our competitors offer products that include features that we do not currently offer. For instance, Insulet offers an insulin pump with a tubeless delivery system that does not utilize an infusion set and Medtronic recently announced the acquisition of a connected insulin pen delivery device.
In addition, the competitive environment in which we operate has resulted and may continue to result in competitive pressures on our manufacturers, suppliers, distributors, collaboration partners and other business constituents. For example, we have entered into development agreements with Dexcom, which provide us non-exclusive licenses to integrate various generations of Dexcom CGM technology with our insulin pump products. Since 2017 Abbott has launched new blood glucose sensors which compete with Dexcom CGMs. In June 2020, we entered into an agreement with Abbott to develop and commercialize integrated diabetes solutions. There can be no assurance that our collaboration with Abbott will be successful or that we will not experience unanticipated challenges or delays. Competitive pressures within our industry, as well as the impacts and disruptions associated with the COVID-19 global pandemic, could negatively impact the financial condition of our business partners, impact their ability to fulfill contractual obligations to us, and result in harm to our financial condition and operating results.
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
Moreover, we have designed our hardware products to resemble modern consumer electronic devices to address certain embarrassment and functionality concerns consumers have raised with respect to traditional pumps. Similarly, our newer mobile software applications are being designed to incorporate features and functions that are common to other consumer-oriented applications. These consumer industries are themselves highly competitive, and characterized by continuous new product introductions, rapid developments in technology, and subjective and changing consumer preferences. If, in the future, consumers cease to view our products as contemporary or convenient as compared to then-existing consumer technology, our products may become less desirable.

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
•perceived risks or uncertainties associated with the use of our products, or components thereof, or of similar products or technologies of our competitors;
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
These risks include our ability to:
•implement and execute our business strategy;
•manage and improve the productivity of our sales, marketing, clinical and customer service infrastructure to grow sales of our existing and proposed products, and enhance our ability to provide service and support to our customers;
•achieve and maintain market acceptance of our products and increase awareness of our brand among people with insulin-dependent diabetes, their caregivers and healthcare providers;
•comply with a broad range of regulatory requirements within a highly regulated industry;
•enhance our manufacturing capabilities, increase production of products efficiently while maintaining quality standards, and adapt our manufacturing facilities to the production of new products;
•respond effectively to competitive pressures and developments;
•enhance our existing products and develop proposed products;
•obtain and maintain regulatory clearance or approval to enhance our existing products and commercialize proposed products;
•perform clinical trials with respect to our existing products and proposed products; and
•attract, retain and motivate qualified personnel in various areas of our business.
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
•quality or reliability defects in product components that we source from third-party suppliers;
•our inability to secure product components in a timely manner, in sufficient quantities and on commercially reasonable terms;
•difficulty identifying and qualifying alternative suppliers for components in a timely manner;
•implementing and maintaining acceptable quality systems while experiencing rapid growth;
•our failure to increase production of products to meet demand;
•our inability to modify production lines and expand manufacturing facilities to enable us to efficiently produce future products or implement changes in current products in response to consumer demand or regulatory requirements;
•our inability to manufacture multiple products simultaneously while utilizing common manufacturing equipment;
•government-mandated or voluntary closures of our manufacturing facilities; and
•potential damage to or destruction of our manufacturing equipment or manufacturing facilities.

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
In response to the COVID-19 global pandemic, in early 2020 we initiated discussions with our key suppliers regarding their abilities to fulfill existing orders and we have continued to regularly assess their capacity. In the second quarter of 2020, our primary infusion set manufacturer experienced certain inventory constraints which resulted in our having to ask some customers to accept substitutions of similar products to prevent delays in order fulfillment. Additionally, our cartridge inventory was below our targeted stocking levels. We now have pump and infusion set inventory on hand that meets targeted stocking levels and continue to focus on increasing our cartridge inventory level. Currently, we do not anticipate a significant disruption in our ability to manufacture insulin pumps and cartridges, nor do we anticipate our third-party manufacturers will be unable to provide sufficient quantities to meet product demand. If we experience these or similar manufacturing challenges in the future, it could have a negative impact on product sales and harm our reputation.
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

Our business operations are primarily located in San Diego, California, and any disruption at one of our facilities could adversely affect our business and operating results.*
Substantially all of our current operations are conducted in San Diego, California, including our manufacturing processes, R&D activities and management and administrative functions. In addition, the majority of our inventories of component supplies and finished goods is stored at two facilities in San Diego. In the second half of 2019, we commenced customer and technical support activities in Boise, Idaho. We expect our operations in Boise to expand substantially over the next 12 months. We take precautions to safeguard our facilities, including by acquiring insurance, employing back-up generators, adopting health and safety protocols and utilizing off-site storage of computer data. However, vandalism, terrorism or a natural disaster, such as an earthquake, fire or flood, or other catastrophic event, could damage or destroy our manufacturing equipment or our inventories of component supplies and finished goods, cause substantial delays in our operations, result in the loss of key information, result in reduced sales, and cause us to incur additional expenses. Our insurance coverage may not be sufficient to provide coverage with respect to the damages incurred in any particular case, and our insurance carrier may deny coverage with respect to all or a portion of our claims. Regardless of the level of insurance coverage or other precautions taken, damage to our facilities may have a material adverse effect on our business, financial condition and operating results.
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
In order to increase our sales and market share in the insulin-dependent diabetes market, we must enhance and broaden our product portfolio in response to the evolving demands of people with insulin-dependent diabetes, their caregivers and healthcare providers, as well as competitive pressures and technologies. We may not be successful in developing, obtaining regulatory approval for, or marketing our proposed products when anticipated, or at all. In addition, notwithstanding our market research efforts, our future products may not be accepted by people with insulin-dependent diabetes, their caregivers, healthcare providers or third-party payors. The success of any proposed product offerings will depend on numerous factors, including our ability to:
•identify the product features and functionality that people with insulin-dependent diabetes, their caregivers and healthcare providers are seeking in an insulin pump, and successfully incorporate those features into our products;
•develop and introduce products in sufficient quantities and in a timely manner;

•offer products at a price that is competitive with other products then available;
•work with third-party payors to obtain reimbursement for our products;
•adequately protect our intellectual property and avoid infringing upon the intellectual property rights of third parties;
•demonstrate the safety and efficacy of proposed products; and
•obtain the necessary regulatory approvals for proposed products.
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
Any concerns regarding the safety and efficacy of our products could limit sales and cause unforeseen negative effects to our business prospects and financial results.*
Studies to evaluate the safety or effectiveness of our products in a controlled setting are only recently available. As a result, people with insulin-dependent diabetes and healthcare providers may not be familiar with our studies and may be slower to adopt or recommend our products. Further, even with data from controlled studies third-party payors may not be willing to provide coverage or reimbursement for our products and we remain subject to regulatory and product liability risks. These and other factors could slow the adoption of our products and result in our sales being lower than anticipated. In addition, future studies or clinical experience may indicate that treatment with our products is not superior to treatment with competitive products. Such results could slow the adoption of our products and significantly reduce our sales, which could prevent us from achieving our forecasted sales targets or achieving or sustaining profitability.
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
In addition to the risks regarding information technology systems and processing of sensitive information, our insulin pumps and other products rely on software that could contain unanticipated vulnerabilities, which could make our products subject to computer viruses, cyber-attacks, or failures. These risks significantly increased after July 2016, when we received FDA clearance of our Tandem Device Updater, which enables customers to remotely update software on their insulin pumps and may be higher following the launch of our new mobile application in the second half of 2020. We may also face new risks relating to our information technology systems as we continue to commercialize our products outside of the United States and are subject to additional regulations relating to the use and protection of personal information and as we launch new mobile applications or new features to our existing applications.
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

We experienced a breach of our information technology systems in January 2020.*
On January 17, 2020, we learned that an unauthorized person gained access to an employee’s email account through a cyber-attack commonly known as “phishing.” We investigated the incident, and learned that a limited number of our employee email accounts may have been accessed by an unauthorized user in a similar manner between January 17, 2020 and January 20, 2020. Our continued investigation indicated that customer information, as well as proprietary Company information, may have been contained in one or more of the employee email accounts affected by the incident. Our investigation has not determined whether an unauthorized person viewed any such information. As a result of this incident, we were named a defendant in three California state court putative class action lawsuits. The three cases were recently combined into a single class action lawsuit entitled Joseph Deluna et al v. Tandem Diabetes Care, Inc., which is pending in the Superior Court of the State of California in the County of San Bernardino.
The risks posed by this lawsuit and any future related matters include civil monetary damages, attorney fees and costs, other legal penalties, reputational damage, loss of goodwill, and competitive harm.
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
•different regulatory requirements for product approvals in foreign countries;
•differing U.S. and foreign medical device import and export rules;
•more restrictive privacy laws relating to personal information of end-users and employees, including GDPR;
•reduced protection for our intellectual property rights in foreign countries;
•unexpected changes in tariffs, trade barriers and regulatory requirements;
•different reimbursement systems;
•economic weakness, including inflation, or political instability in particular foreign economies and markets;
•compliance with tax, employment, immigration and labor laws for employees living or traveling abroad or with U.S. regulations that would apply to activities in such foreign jurisdictions, such as the Foreign Corrupt Practices Act;
•foreign taxes, including withholding of payroll taxes;
•foreign currency fluctuations, which could result in increased operating expenses and reduced revenues, and other obligations incident to doing business in another country; and
•business interruptions resulting from geopolitical actions, including war and terrorism, natural disasters, or incidence of disease, including as a result of the COVID-19 global pandemic.
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
•problems assimilating the acquired products or technologies;
•issues maintaining uniform standards, procedures, controls and policies;
•unanticipated costs associated with acquisitions;
•diversion of management’s attention from our existing business;
•risks associated with entering new markets in which we have limited or no experience; and
•increased legal and accounting costs relating to the acquisitions or to comply with regulatory requirements or other compliance matters.
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
Risks Related to Our Financial Results and Need for Financing
We may need or otherwise determine to raise additional funds in the future and if we are unable to raise additional funds when necessary or desirable, we may not be able to achieve our strategic objectives.*
At September 30, 2020, we had $464.5 million in cash, cash equivalents and short-term investments. Our management expects the continued growth of our business, including the expansion of our customer service infrastructure to support our growing base of customers, our plans to expand commercial sales of our products outside of the United States, the growth of our manufacturing and warehousing operations, increase the size of our facility footprint due to increasing headcount and additional R&D activities, will continue to increase our expenses. In addition, the amount of our future product sales is difficult to predict and actual sales may not be in line with our forecasts. Accordingly, our future capital requirements will depend on many factors, including:
•the revenue generated by sales of our insulin pump products, and the related insulin cartridges and infusion sets, and any other future products that we may develop and commercialize;
•the gross profits and gross margin we realize from the sales we generate;
•the costs associated with maintaining and expanding an appropriate sales, marketing, clinical and customer service infrastructure;
•the expenses we incur or other capital expenditures we make to maintain or enhance our manufacturing operations, including leasing additional property, hiring additional personnel, purchasing additional manufacturing equipment and other measures taken to add manufacturing capacity;
•the expenses associated with developing and commercializing our proposed products or technologies;
•the costs associated with maintaining and expanding our customer service infrastructure;

•the cost of obtaining and maintaining regulatory clearance or approval for our products and our manufacturing facilities;
•the cost of ongoing compliance with legal and regulatory requirements;
•the expenses we incur in connection with potential litigation or governmental investigations;
•expenses we may incur or other financial commitments we may make in connection with current and potential new business or commercial collaborations, development agreements or licensing arrangements;
•anticipated or unanticipated capital expenditures;
•unanticipated general and administrative expenses; and
•impacts and disruptions resulting from geopolitical actions, including war and terrorism, natural disasters, or incidence of disease, including as a result of the impacts from the COVID-19 global pandemic.
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
•our ability to increase sales and gross profit from our insulin pump products, including the related insulin cartridges and infusion sets, and to commercialize and sell our future products;
•the number and mix of our products sold in each quarter;
•acceptance of our products by people with insulin-dependent diabetes, their caregivers, healthcare providers and third-party payors;
•the pricing of our products and competitive products, including the use of discounts, rebates or other financial incentives by us or our competitors;
•the effect of third-party coverage and reimbursement policies;
•our ability to maintain our existing infrastructure;
•the amount of, and the timing of the payment for, insurance deductibles required to be paid by our customers and potential customers under their existing insurance plans;
•interruption in the manufacturing or distribution of our products;

•our ability to simultaneously manufacture multiple products that meet quality, reliability and regulatory requirements;
•seasonality and other factors affecting the timing of purchases of our products;
•timing of new product offerings, acquisitions, licenses or other significant events by us or our competitors;
•results of clinical research and trials on our existing and future products;
•the ability of our suppliers to timely provide us with an adequate supply of components that meet our requirements for product quality and reliability;
•regulatory clearance or approvals affecting our products or those of our competitors; and
•the timing of revenue and expense recognition associated with our product sales pursuant to applicable accounting standards.
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
Risks Related to Our Intellectual Property and Potential Litigation
Our ability to protect our intellectual property and proprietary technology is uncertain.*
We rely primarily on patent, trademark and trade secret laws, as well as confidentiality and non-disclosure agreements, to protect our proprietary technologies. As of September 30, 2020, our patent portfolio consisted of approximately 99 issued U.S. patents and 72 pending U.S. patent applications. Of these, our issued U.S. patents expire between approximately 2021 and 2038. We are also seeking patent protection for our proprietary technologies in other countries throughout the world. In addition, we also have 43 trademark registrations, including 19 U.S. trademark registrations and 24 foreign trademark registrations.
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
From time to time, we may receive communications from third parties alleging our infringement of their intellectual property rights or offering a license to intellectual property that is alleged to relate to products that we are currently developing. Any intellectual property-related discussions, disputes or litigation could force us to do one or more of the following:
•stop selling our products or using technology that contains the allegedly infringing intellectual property;
•prevent or limit our ability to sell a product that we are currently developing;
•incur significant legal expenses;
•pay substantial damages to the party whose intellectual property rights we are allegedly infringing;
•redesign those products that contain the allegedly infringing intellectual property; or
•attempt to obtain a license to the relevant intellectual property from third parties, which may not be available on reasonable terms or at all.
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
•product design and development;
•pre-clinical and clinical testing and trials;
•product safety;
•establishment registration and product listing;
•labeling and storage;

•marketing, manufacturing, sales and distribution;
•pre-market clearance or approval;
•servicing and post-market surveillance;
•advertising and promotion; and
•recalls and field safety corrective actions.
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
The FDA can delay, limit or deny clearance or approval of one of our devices for many reasons, including:
•our inability to demonstrate that our products are safe and effective for their intended users;
•the data from our clinical trials may be insufficient to support clearance or approval; and
•failure of the manufacturing process or facilities we use to meet applicable requirements.
In addition, the FDA may change its clearance and approval policies, adopt additional regulations or revise existing regulations, or take other actions which may prevent or delay approval or clearance of our products under development or impact our ability to modify our currently cleared or approved products on a timely basis. More recently, the FDA has stated that the review process for new submissions may take longer than normal due to the impact of the COVID-19 global pandemic.
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
Any adverse event involving any products that we distribute, either domestically or internationally, could result in future voluntary corrective actions, such as recalls or customer notifications, or regulatory agency action, which could include inspection, mandatory recall or other enforcement action. For example, earlier this year we received a notice from the Australian Therapeutic Goods Administration, TGA, proposing to suspend the sale of our insulin pump products. Most of our historical pump sales in Australia were of our t:slim X2 with Dexcom G5 CGM and more recently we commenced sales of our t:slim X2 with Basal-IQ technology. To date we have not offered our Control-IQ technology in Australia. Although we provided a response to this initial regulatory inquiry, in October 2020 we were informed that the TGA intends to suspend our pump product sales in Australia commencing November 24, 2020. We intend to work with our local independent distributor to meet with the TGA and, if necessary, seek a review of this action; however, unless the decision is reversed or delayed we will be unable to continue to sell our pump products in Australia for at least six months. Any corrective actions we take in response to this action or future matters with other regulatory bodies, whether voluntary or involuntary, will require the dedication of our time and capital, distract management from operating our business, may harm our reputation and financial results or could result in additional regulatory scrutiny in other geographies.
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
Healthcare fraud and abuse regulations are complex and evolving, and even minor irregularities can potentially give rise to claims that a statute or prohibition has been violated. The laws that may affect our ability to operate include:
•the federal healthcare programs’ Anti-Kickback Statute, which prohibits, among other things, persons from knowingly and willfully soliciting, receiving, offering, paying or providing remuneration (including any kickback, bribe or rebate), directly or indirectly, overtly or covertly, in cash or in kind in exchange for or to induce either the referral of an individual for, or the purchase, lease, order or recommendation of, any good or service for which payment may be made under federal healthcare programs such as the Medicare and state Medicaid programs;
•federal and state false claims laws which prohibit, among other things, individuals or entities from knowingly presenting, or causing to be presented, claims for payment from Medicare, state Medicaid programs, or other third-party payors that are false or fraudulent;
•federal and state physician referral laws, such as the Stark Law, that prohibit a physician from referring Medicare or Medicaid patients to an entity providing “designated health services,” including a company that furnishes durable medical equipment, with which the physician has a financial relationship unless that financial relationship meets an exception;
•federal and state laws, such as the Civil Monetary Penalties Law, that prohibit an individual or entity from offering or transferring remuneration to any person eligible for benefits under a federal or state health care program which such individual or entity knows or should know are likely to influence such eligible individual’s choice of provider, practitioner or supplier of any item or service for which payment may be made under federal health care programs such as Medicare and state Medicaid programs;

•federal criminal laws enacted as part of HIPAA that prohibit executing a scheme to defraud any healthcare benefit program or making false statements relating to healthcare matters;
•federal disclosure laws, such as the Physician Payments Sunshine Act, which require certain manufacturers, including medical device manufacturers, to submit annual data pertaining to payments or other transfers of value to covered recipients, including physicians;
•the Federal Trade Commission Act and similar laws regulating advertisement and consumer protections;
•foreign and U.S. state law equivalents of each of the above federal laws, such as anti-kickback and false claims laws which may apply to items or services reimbursed by any third-party payor, including commercial insurers; and
•federal and state laws governing the use, disclosure and security of personal information, including protected health information, such as HIPAA and the Health Information Technology for Economic and Clinical Health.
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
•actual or anticipated fluctuations in our financial and operating results from period to period;
•our actual or perceived need for additional capital to fund our operations;
•market acceptance of our current products and products under development, and the recognition of our brand;
•introduction of proposed products, technologies or treatment techniques by us or our competitors;
•announcements of significant contracts, acquisitions or divestitures by us or our competitors;
•regulatory approval of our products or the products of our competitors, or the failure to obtain such approvals on the projected timeline or at all;

•speculative trading practices of market participants;
•issuance of securities analysts’ reports or recommendations;
•threatened or actual litigation and government investigations;
•sales of shares of our common stock by our employees, directors or principal stockholders; and
•general political or economic conditions, including the impacts and disruptions caused by the COVID-19 global pandemic.
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
Our amended and restated certificate of incorporation and bylaws contain provisions that could delay or prevent a change of control of our company or changes in our board of directors that our stockholders might consider favorable. Some of these provisions:
•authorize the issuance of preferred stock with powers, preferences and rights that may be senior to our common stock, which can be created and issued by the board of directors without prior stockholder approval;
•provide for the adoption of a staggered board of directors whereby the board is divided into three classes each of which has a different three-year term;
•provide that the number of directors shall be fixed by the board;
•prohibit our stockholders from filling board vacancies;
•provide for the removal of a director only with cause and then by the affirmative vote of the holders of a majority of the outstanding shares;
•prohibit stockholders from calling special stockholder meetings;
•prohibit stockholders from acting by written consent without holding a meeting of stockholders;
•require the vote of at least two-thirds of the outstanding shares to approve amendments to the certificate of incorporation or bylaws; and
•require advance written notice of stockholder proposals and director nominations.
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
As a result of our increased level of indebtedness after the completion of the Notes Offering:
•our level of vulnerability to adverse economic conditions and competitive pressures will be heightened;
•we will be required to dedicate a portion of our liquidity position or cash flow from operations to interest payments, limiting the availability of cash for other purposes;
•our flexibility in planning for, or reacting to, changes in our business and industry may be more limited; and
•our ability to obtain additional financing in the future for working capital, capital expenditures, acquisitions, general corporate purposes or other purposes may be impaired.

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

Item 6.    Exhibits

		Incorporated by Reference				Provided Herewith
Exhibit Number	Exhibit Description	Form	File No.	Date of First Filing	Exhibit Number
10.1	Second Amendment to Lease Agreement by and Between ARE-11025/11075 ROSELLE STREET, LLC, and Tandem Diabetes Care, Inc.					X
10.2	Fifth Amendment to Lease Agreement by and Between ARE-11025/11075 ROSELLE STREET, LLC, and Tandem Diabetes Care, Inc.					X
31.1	Certification of John F. Sheridan, Chief Executive Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					X
31.2	Certification of Leigh A. Vosseller, Chief Financial Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					X
32.1**	Certification of John F. Sheridan, Chief Executive Officer, pursuant to U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					X
32.2**	Certification of Leigh A. Vosseller, Chief Financial Officer, pursuant to U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					X
101.INS	XBRL Instance Document.					X
101.SCH	XBRL Taxonomy Extension Schema Document.					X
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.					X
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.					X
101.LAB	XBRL Taxonomy Extension Label Linkbase Document.					X
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.					X
104	Cover Page Interactive Data File (embedded within the Inline XBRL Document contained in Exhibit 101)					X
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

Tandem Diabetes Care, Inc.

Dated: November 5, 2020	By:	/s/ John F. Sheridan
John F. Sheridan President and Chief Executive Officer (on behalf of the registrant and as the registrant’s Principal Executive Officer)

Dated: November 5, 2020	By:	/s/ Leigh A. Vosseller
Leigh A. Vosseller Executive Vice President, Chief Financial Officer and Treasurer (on behalf of the registrant and as the registrant’s Principal Financial and Accounting Officer)