Form 10-K
period 2020-12-31
TANDEM DIABETES CARE INC
filed 2021-02-24
CIK 1438133

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
_________________________________________________________________
FORM 10-K
_________________________________________________________________

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2020
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
(858) 366-6900
Registrant’s telephone number, including area code
Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Trading Symbol(s)	Name of Each Exchange on Which Registered
Common Stock, par value $0.001 per share	TNDM	Nasdaq Global Market
Securities registered pursuant to Section 12(g) of the Act:
____________________________________________________None__________________________________________________
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  Yes  ☐    No  ☒
As of June 30, 2020, the aggregate market value of the registrant’s common stock held by non-affiliates was approximately $5.8 billion based on the closing price for the common stock of $98.92 on that date. Shares of common stock held by each executive officer, director, and their affiliated stockholders have been excluded from this calculation as such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.
As of February 19, 2021, there were 62,504,754 shares of the registrant’s common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE
Portions of the registrant’s definitive Proxy Statement for the 2021 Annual Meeting of Stockholders, to be filed with the Securities and Exchange Commission pursuant to Regulation 14A not later than 120 days after the end of the fiscal year covered by this Form 10-K, are incorporated by reference in Part III, Items 10-14 of this Form 10-K. Except for the portions of the Proxy Statement specifically incorporated by reference in this Form 10-K, the Proxy Statement shall not be deemed to be filed as part hereof.

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS
This Annual Report on Form 10-K for the fiscal year ended December 31, 2020, or this Annual Report, contains “forward-looking statements” within the meaning of the federal securities laws, which statements are subject to considerable risks and uncertainties. These forward-looking statements are intended to qualify for the safe harbor from liability established by the Private Securities Litigation Reform Act of 1995. All statements included or incorporated by reference in this Annual Report, other than statements of historical fact, are forward-looking statements. You can identify forward-looking statements by the use of words such as “may,” “will,” “could,” “anticipate,” “expect,” “intend,” “believe,” “continue” or the negative of such terms, or other comparable terminology. Forward-looking statements also include the assumptions underlying or relating to such statements. In particular, forward-looking statements contained in this Annual Report relate to, among other things, our future or assumed financial condition, results of operations, liquidity, trends impacting our financial results, business forecasts and plans, research and product development plans, manufacturing plans, strategic plans and objectives, capital needs and financing plans, product launches, regulatory approvals, the impact of changes in the competitive environment, and the application of accounting guidance. We caution you that the foregoing list may not include all of the forward-looking statements made in this Annual Report.
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

PART I
Item 1.    Business
Overview
We are a medical device company with a positively different approach to the design, development and commercialization of products for people with insulin-dependent diabetes. Diabetes management can vary greatly person-to-person, creating multiple market segments based on clinical needs and personal preferences. We aim to improve and simplify the lives of all people living with insulin-dependent diabetes and those of their healthcare providers, by delivering innovative hardware and software solutions, as well as best-in-class customer support. Our goal is to lead in insulin therapy management by building a robust ecosystem and portfolio of data-driven products and services around our flagship insulin pumps. We believe our competitive advantage is rooted in our consumer-focused approach, and the incorporation of modern and innovative technology into our product offerings. Our manufacturing, sales and support activities principally focus on our flagship pump platform, the t:slim X2 Insulin Delivery System (t:slim X2), and our complementary product offerings.
Since our initial commercial launch, we have been able to rapidly innovate and bring more products to market than our competitors. We have commercially launched seven insulin pump configurations in the United States since 2012 and three insulin pump configurations outside the United States since 2018. Today, our software-updatable t:slim X2 hardware platform represents 100% of our new pump shipments.
Our simple-to-use t:slim X2 is based on our proprietary technology platform and is the smallest durable insulin pump available. We have commercially offered our pump technology integrated with three generations of Dexcom’s continuous glucose monitoring (CGM) sensors. The t:slim X2 is the only pump on which remote software updates have been commercially available in the United States. This experience, which offers and supports different software updates, provides us with a unique competitive advantage. Two of our updates provided our users access to our automated insulin delivery (AID) algorithms, Basal-IQ technology and Control-IQ technology. Basal-IQ technology launched in August 2018 and is a predictive low glucose suspend feature that is designed to temporarily suspend insulin delivery to help reduce the frequency and duration of hypoglycemic events. Control-IQ technology launched in January 2020 and is an advanced hybrid-closed loop feature, designed to help increase a user's time in targeted glycemic range. It is the first and only system cleared by the United States Food and Drug Administration (FDA) to deliver automatic correction boluses in addition to adjusting insulin to help prevent high and low blood sugar. Outside the United States we began selling efforts with t:slim X2 with Dexcom G5 integration in the third quarter of 2018, offering no-cost software updates for Basal-IQ technology in the third quarter of 2019 and for Control-IQ technology beginning in the third quarter of 2020. We intend to complete our scaled launch of Control-IQ technology outside the United States in the first half of 2021, subject to securing necessary regulatory clearances or approvals. We continue to offer both AID algorithms on the market to support the varying needs of people living with diabetes.
In support of our digital health strategy, we also offer t:connect, a web based data management application that provides users, their caregivers and their healthcare providers with a fast, easy and visual way to display diabetes therapy management data from our pumps, integrated CGMs and supported blood glucose meters. In the first quarter of 2020, we began a limited launch in the United States of our first-generation t:connect mobile application, followed by general availability in July 2020. The t:connect mobile application features wireless upload of pump data to t:connect, allows the user to receive notification of pump alerts and alarms, and provides a discrete, secondary display of glucose and insulin data. In addition, in the second quarter of 2020, we acquired Sugarmate, a popular app designed to help people visualize diabetes therapy data in innovative ways that also connects with many other popular, consumer-friendly devices.
Our insulin pump products are generally considered durable medical equipment and have an expected lifespan of at least four years. In addition to insulin pumps, we sell disposable products that are used together with our pumps and are replaced every few days, including cartridges for storing and delivering insulin, and infusion sets that connect the insulin pump to a user’s body, as well as a variety of accessories designed for enhanced usability.
In the four-year period ended December 31, 2020, we shipped more than 215,000 insulin pumps, which is representative of our estimated global installed customer base, assuming the typical four-year reimbursement cycle. More than 170,000 of these pumps were shipped to customers in the United States and nearly 45,000 were shipped to international markets.

Our primary research and development and administrative headquarters are located in San Diego, California. We also operate a manufacturing facility and a warehousing facility in San Diego. In addition, we maintain offices in Boise, Idaho and in Markham, Ontario, Canada. We employed approximately 1,500 regular full-time employees as of December 31, 2020.
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
Diabetes is typically classified as either type 1 or type 2:
•Type 1 diabetes is characterized by the body’s nearly complete inability to produce insulin. It is frequently diagnosed during childhood or adolescence. Individuals with type 1 diabetes require daily insulin therapy to survive.
•Type 2 diabetes represents 90% to 95% of all individuals diagnosed with diabetes and is characterized by the body’s inability to either properly utilize insulin or produce enough insulin. Initially, many people with type 2 diabetes often attempt to manage their diabetes with improvements in diet and exercise, and with oral medications. However, as their diabetes advances, many patients progress to requiring injectable therapies, such as long-acting insulin, and a subset of this population require daily rapid-acting insulin therapy.
The International Diabetes Federation estimates that, in 2019, approximately 231 million adults age 20-79 years worldwide had diagnosed type 1 or 2 diabetes worldwide. In addition, approximately 1.1 million children and adolescents had type 1 diabetes, and nearly 130,000 people under age 20 are estimated to be diagnosed annually. In the United States, the Centers for Disease Control and Prevention estimates that in 2020 approximately 34 million people were living with diabetes of which approximately 27 million had diagnosed diabetes. We consider our addressable market to be people diagnosed with diabetes who are living with either type 1 diabetes, or with type 2 diabetes who require daily rapid acting insulin. Throughout this Annual Report, we refer to these individuals as people with insulin-dependent diabetes.

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
Insulin Therapy Management
There are two primary therapies used by people with insulin-dependent diabetes, insulin injections and insulin pumps. The use of insulin injections is often referred to as Multiple Daily Injection (MDI) therapy. Insulin pumps are intended to more closely resemble the physiologic function of a healthy pancreas and use rapid-acting insulin to fulfill both mealtime (bolus) and background (basal) requirements. Insulin pump systems are most commonly comprised of a programmable hardware device, a cartridge filled with insulin by the user, and an infusion set to administer insulin into the person’s body. This system is known as a durable pump. By comparison, patch insulin pumps are disposable and adhere to the body without an infusion set.

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
Since our initial commercial launch, we have been able to rapidly innovate and bring more products to market than our competitors. We have commercially launched seven insulin pump configurations since inception, all of which have been developed using our proprietary technology platform. The following table provides information regarding the commercial availability of our insulin pump products:

Product	U.S. Commercial Availability	Outside U.S. Commercial Availability
t:slim	August 2012 - October 2016	N/A
t:flex	May 2015 - June 2018	N/A
t:slim G4	September 2015 - August 2017	N/A
t:slim X2	October 2016 - September 2017	N/A
t:slim X2 with G5	September 2017 - August 2018	September 2018 - present (varies by geography)
t:slim X2 with Basal-IQ technology	August 2018 - present	September 2019 - present (varies by geography)
t:slim X2 with Control-IQ technology	January 2020 - present	Scaling launch began July 2020 (to vary by geography)*
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

•Color touchscreen - The large color touchscreen is easy to read, simple to learn, and intuitive to use for anyone familiar with a smartphone or tablet.
•Small and discreet - The t:slim X2 pump is up to 38% smaller than other pumps, yet the device can hold up to 300-units of insulin.
t:slim X2 Profile (Actual Size)

•Flexible technology - The device can be used with or without AID or CGM. When advanced features are turned off, the t:slim X2 pump removes the CGM chart from the screen and puts the Bolus and Option buttons front and center for easy access.
•AID features (availability varies by geography) - We have commercially launched two AID algorithms on our t:slim X2 platform: Basal-IQ technology and Control-IQ technology.
◦Basal-IQ technology: This predictive low glucose suspend feature is designed to temporarily suspend insulin delivery to help reduce the frequency and duration of hypoglycemic events. With Dexcom G6 CGM integration, this feature works with no fingersticks required for mealtime dosing or calibration.
◦Control-IQ technology: This advanced hybrid-closed loop feature is designed to help increase a user's time in targeted glycemic range (70-180 mg/dL). It is the first and only system cleared to deliver automatic correction boluses in addition to adjusting insulin to help prevent high and low blood sugar. Control-IQ technology is integrated with Dexcom’s G6 CGM and offers optional settings for sleep and exercise that change the treatment values to better match the different physiological needs during these activities. Results from two independent pivotal studies using Control-IQ technology were published in the New England Journal of Medicine in October 2019 and August 2020.
•Connectivity - The t:slim X2 features a two-way Bluetooth wireless technology radio for communicating with more than one external device at a time. It also features a micro-USB connection that supports charging the lithium-polymer battery, software updates and optional rapid data uploads.

Tandem Device Updater: A revolutionary tool that allows pump users to update their pumps’ software quickly and easily from a personal computer. It is PC- and Mac- compatible and designed to work with the t:slim X2 in a manner similar to software updates on a smartphone. It was cleared by the FDA in the third quarter of 2016 and launched outside the United States in the third quarter of 2019. We have used this technology to offer in-warranty t:slim customers in the United States four different software updates for no-cost, including Basal-IQ technology, and most recently Control-IQ technology. Outside the United States we began offering no-cost software updates for Basal-IQ technology in the third quarter of 2019 and Control-IQ technology updates in the third quarter of 2020. Subject to regulatory approvals and other factors, we intend to complete our scaled launch of Control-IQ technology outside the United States in the first half of 2021.
t:connect: Our web-based data management application provides users, their caregivers and their healthcare providers with a fast, easy and visual way to display diabetes therapy management data from our pumps, integrated CGMs and supported blood glucose meters. This application empowers people with diabetes, as well as their caregivers and healthcare providers, to quickly and easily identify meaningful insights and trends, allowing them to refine therapy and lifestyle choices for better management of their diabetes. It also provides us with valuable data that we can analyze computationally to reveal patterns, trends and associations that can be used in continuous product improvements, and identification of clinical outcomes data. t:connect launched in the United States in the third quarter of 2013. In 2017, we launched t:connect HCP, which is an enhanced version of t:connect designed to simplify the ability of pump users to share t:connect data with their healthcare providers. In the third quarter of 2020, we launched a new t:connect mobile application that features the wireless upload of pump data to t:connect, allows the user to receive notification of pump alerts and alarms, and provide a discrete, secondary display of glucose and insulin data. The t:connect mobile application is compatible with multiple versions of iOS and Android operating systems, and at the end of 2020, more than 80,000 customers had downloaded our mobile app. We believe t:connect can serve as a key component of additional mobile health applications that are currently under development.
Sugarmate: During the second quarter of 2020, we acquired Sugarmate, Inc. (Sugarmate), the developer of a popular mobile app for people with diabetes who use insulin. The Sugarmate app is designed to help people with diabetes visualize diabetes therapy data in innovative ways. It allows users to log glucose data and health and nutrition information, and can provide notifications and alerts to users, their family, and their caregivers. Sugarmate became a wholly owned subsidiary of Tandem, and is continuing to be led by its founder, who joined our Company.
Our Strategy
Enabled by our singular focus on diabetes management, our goal is to lead in insulin therapy management by building a robust ecosystem and portfolio of data-driven products and services around our flagship insulin pumps. We believe that our positively different approach uniquely positions us to significantly expand and further penetrate the varying segments of the insulin-dependent diabetes market by focusing on the needs of our customers and their caregivers, and by supporting healthcare providers and payors with real world insights.
To achieve our goal, we intend to pursue the following business strategies:
•drive worldwide adoption of our products by offering the best insulin delivery systems;
•deliver a portfolio of therapy management solutions designed to improve patient outcomes;
•expand the value provided by our portfolio through an ecosystem approach to diabetes management;
•build deeper relationships with all stakeholders across multiple channels, including virtual and telehealth platforms;
•leverage our manufacturing operations to achieve cost and production efficiencies;
•use data in new ways that deliver real-world insights and that promote better outcomes; and
•identify new offerings that support our mission to improve the lives of people with diabetes.
Products Under Development
Our products under development support our strategy of focusing on both consumer and clinical needs, which can vary greatly person-to-person. We will be furthering our efforts to improve and simplify the lives of people living with type 1 diabetes, in addition to expanding our longer-term initiatives in support of people living with type 2 diabetes.
Our product development efforts are designed to support different segments of the diabetes market by offering options that can be flexible, personalized, and used by themselves or in combination with other devices, and include:

•creating new hardware platform options;
•continuing AID system evolution;
•expanding connected (mobile) health offerings; and
•adding and enhancing system components.
New Hardware Platform Options
Preference in the size, shape, and mode of operation that comprise an insulin pump’s hardware often impact a person’s pump purchasing decision and overall user experience. We are expanding our development efforts to offer a family of pump hardware options to provide people with greater choice in the form factor that best fits their personal needs. Our new hardware platforms are being designed to be CGM integrated and compatible with our AID algorithms.
The next new hardware platform that we expect to offer in addition to the t:slim X2 is referred to under its development name, the t:sport Insulin Delivery System, (t:sport). The t:sport pump is half the size of t:slim X2 and is expected to be controlled using our mobile device application. It is being designed for people who seek even greater discretion and flexibility with the use of their insulin pump. We anticipate that t:sport will feature a 200-unit cartridge, an on-pump bolus button, a rechargeable battery, an AID algorithm, a Bluetooth radio, and a dedicated controller option. t:sport is being designed for use with leading U-100 insulins, and we are evaluating the use of insulin concentrates for people with greater insulin needs. The t:sport pumping mechanism differs from our current micro-delivery technology used in the t:slim pump platform.

95%
Refreshed 1 min ago
B
235 u
102
mg/dL
Insulin On Board
0.27 u
400
180
183
138
5.56
1.0 u/hr
1.0 u/hr
1.64
0.0
AM
6 AM
8 AM
Current Status
B
Basal Rate
Dashboard
Notifications

t:sport Shown with Mobile App Controller

AID System Evolution
We are evolving our AID technology to provide users greater clinical benefit, with fewer direct interactions required on a pathway to a fully closed-loop AID system. We are building upon our Control-IQ technology, the most advanced commercially available AID system, and intend to deliver new features and benefits to our customers on a regular basis. In addition to algorithm enhancements intended to improve clinical outcomes, we are also developing new features for greater personalization and refinements to the overall system usability.
Digital Health Offerings
Our digital health offerings are being developed to enhance our ecosystem of products and services, and integrate our insulin therapy management systems with consumer electronics technology. Today, we offer individual applications through the web, such as our t:connect patient and HCP portals, through mobile via our t:connect and Sugarmate apps, and through the PC with the Tandem Device Updater. In the fourth quarter of 2020, we submitted a 510(k) application to the FDA for use of our mobile app in the remote delivery of bolus insulin and are preparing for launch in the United States in the first half of 2021. Future updates of our mobile application are planned to include additional pump control features and integrate other health-related information from third-party sources.
We plan to transition several of our discrete digital offerings to a single, global digital platform, which is intended to provide all users, including pump users, caregivers and healthcare providers, with a simplified and tailored user experience. This platform is being developed to support pump viewing, control, and reporting, as well as a mobile store through which users can learn about and shop for our products, and in the future we hope to include new customer onboarding, training and support. The platform is also being designed to enhance the user experience, streamline the pump and supplies purchasing process, and provide internal efficiencies. Data from our centralized system will be used for new product development, continuous product improvement, and for the generation of health economic outcomes data, and may ultimately support artificial intelligence and patient monitoring services.
We intend to launch the first element of this new platform under the name Tandem Source. Tandem Source is our second generation data management application that we intend to first offer outside the United States. It is a customizable dashboard designed to deliver the data and insights needed to expertly manage diabetes. With Tandem Source, healthcare providers and people living with diabetes have a trusted and reliable destination to review and analyze pump performance over time. Tandem Source’s data visualization and customization options will offer healthcare providers better tools to identify trends that can help them make educated, data-driven decisions. We intend to commence a scaled launch of Tandem Source in select countries outside the United States beginning in the second half of 2021, and once globally available, it will ultimately replace t:connect.
Adding and Enhancing System Components
Building a robust ecosystem and portfolio around our flagship insulin pumps requires product development efforts to integrate, add and enhance complimentary system components. This includes integration with CGM, expansion of insulin administration and infusion set technology, and the use of alternative insulins.
In November 2020, we entered into an agreement with Dexcom to extend our current collaboration to include integration with their future G7 CGM technology. Following integrated product development work, and required regulatory clearances or approvals, this will be the fourth generation of Dexcom CGM that we intend to integrate with our devices.
In June 2020, we announced an agreement with Abbott Laboratories (Abbott) to develop and commercialize integrated diabetes solutions that combine Abbott’s CGM technology with our insulin delivery systems. Following the completion of our integrated product development work, and after obtaining required regulatory clearances or approvals, we intend to focus our initial commercial activities on integrated products in the U.S. and Canada, with additional geographies considered in the future.
Sales, Marketing and Customer Care
In 2020, our U.S. sales organization was comprised of approximately 90 territories. The vast majority of these territories are supported by a sales representative and a clinical diabetes specialist who, as a team, call on domestic endocrinologists, nurse practitioners, primary care physicians, certified diabetes educators and potential customers. Where appropriate, some territories are supported by multiple clinical diabetes specialists. Our U.S. sales team is augmented by individuals in our internal customer sales support organization, who follow up on leads generated through promotional activities and educate people on the benefits of our proprietary technology and products.

Our internal customer sales support organization also contacts existing customers who are approaching their insurance renewal date to aid in the renewal process. Our goal is for at least 70% of our existing customers to purchase a new pump from us when making their next pump purchasing decision. Typically, domestic customers are eligible for insurance reimbursement to purchase a new insulin pump once every four years; however, some plans may be limited to once every five years or have additional restrictions or requirements. Insurance reimbursement processes outside the United States vary by geography. As our market penetration continues to build momentum, and as we launch new products into the market, we plan to further expand our sales, clinical and marketing infrastructure in the United States. However, only modest territory optimizations and expansions are planned in 2021.
In Canada, we established a small direct sales and clinical infrastructure in 2018, and since that time have secured reimbursement in the majority of Canadian provinces. Following Health Canada approval, we commenced marketing and sales efforts of the t:slim X2 with G5 integration in October 2018, and for the t:slim X2 with Basal-IQ technology in November 2019. In December 2020, Health Canada approved the t:slim X2 with Control-IQ technology, which we anticipate commercializing in the first quarter of 2021.
In other select geographies outside the United States, our initial efforts focused on the identification and contracting of distributors in areas where we believe there is a meaningful opportunity to achieve market acceptance of our t:slim X2 insulin pump. We began our scaled launch in the third quarter of 2018 after obtaining the right to affix the CE Mark to the t:slim X2 with G5 integration and following the completion of pre-launch activities, such as translating our pump software and user manual, and completing distributor sales and customer service trainings. Unlike our domestic operations, our international distributors (other than in Canada) have substantially greater responsibility for sales, marketing and customer support efforts. As of the end of 2020, our international distributors covered nearly 20 countries. In 2021, we anticipate our international distributor coverage will expand to approximately 25 countries.
Revenue Concentrations and Significant Customers. A small number of independent domestic distributors have historically accounted for a significant portion of our revenues. During the year ended December 31, 2020, we made sales to approximately 43 independent distributors in the United States, and 12 independent distributors internationally. During the year ended December 31, 2020, sales to our two largest distributors accounted for 15.9% and 12.9% of consolidated sales, respectively. During the year ended December 31, 2019, sales to our two largest distributors accounted for 14.8% and 15.4% of consolidated sales, respectively. None of our independent distributors in the United States are required to sell our products exclusively and each of them may freely sell the products of our competitors. Our distributor agreements in the United States generally have one-year initial terms with automatic one-year renewal terms and are terminable in connection with a party’s material breach. Our distributor agreements outside the United States generally have longer initial terms and, in addition to being terminable in connection with a party’s material breach, include provisions that allow us to terminate those agreements prior to their ordinary expiration in exceptional circumstances. We believe our domestic distributors carry minimal inventory at any given time. Internationally, there may be variability in inventory levels among our distributors, particularly when they first commence product sales or surrounding the launch of new products.
Animas. In October 2017, Johnson & Johnson announced that it was discontinuing the operations of Animas, and exiting the insulin pump business entirely, and, in connection with these activities, designated Medtronic as a preferred partner to facilitate the transition of Animas insulin pump customers. Throughout 2018 and 2019 we experienced an increase in our percentage of sales to people who reported converting from using an Animas pump. Animas pump supplies were no longer available for customers to purchase after September 2019. Accordingly, we believe that the vast majority of Animas pump users transitioned to an alternative pump by the end of 2019.
Outside the United States, many of our international distributors had existing relationships with Animas customers and were motivated to keep those individuals as existing customers by replacing Animas pumps with our t:slim X2 as opportunities arose. We believe the benefit from the Animas opportunity outside the U.S. was substantially realized by end of the second quarter of 2019.
Training and Customer Care. Our customer care infrastructure, which services the United States and Canada, consists of individuals focused on training, insurance verification and 24/7 technical services. Our goal is to offer best-in-class customer support and services as these offerings are often viewed by people with diabetes and their healthcare providers equally as important as the products we offer. In 2019, we opened a facility in Boise, Idaho to begin scaling our customer care organization outside of San Diego. This has allowed us to hire talented service employees more quickly than we would have been able to in San Diego at a lower cost of operations, which provides further leverage to our infrastructure. During 2021 we expect to further expand our customer care infrastructure, including investments in technology and personnel, to meet the needs of our larger base of in-warranty customers. We also provide training to our distribution partners who fulfill their customer care responsibilities outside the United States.

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
We are accredited by the Community Health Accreditation Program and are an approved Medicare provider. Over the last ten years, Medicare reimbursement rates for insulin pumps and disposable cartridges have remained relatively unchanged. Domestically, we primarily bill for our insulin pump products and associated supplies using existing Healthcare Common Procedure Coding System codes for which Medicare reimbursement is well established. However, pump eligibility criteria for people with type 2 diabetes can be different and may require additional documentation and laboratory testing to gain in-network insurance reimbursement benefits.
We enter into contracts with national and regional third-party payors to establish reimbursement for our insulin pump products, disposable cartridges and other related supplies. We employ a team of managed care managers who are responsible for negotiating and securing contracts with third-party payors throughout the United States. In July 2020, we were named as a network provider by UnitedHealthcare. From July 2016 to June 2020, only a small subset of UnitedHealthcare’s members were able to obtain reimbursement for our products, primarily select pediatric and government plan members. For the year ended December 31, 2020, approximately 30% of our sales in the United States were generated through our direct third-party payor contracts, compared to approximately 27% for the same period of 2019.
If we are not contracted with a person’s third-party payor and in-network status cannot be otherwise obtained, then to the extent possible we utilize distribution channels so our customers’ orders can be serviced. As of December 31, 2020, we had executed distributor agreements with approximately 43 independent distributors in the United States. In most cases, but not all, this network of distributors allows us to access people who are covered by commercial payors with whom we are not contracted, at in-network rates that are generally more affordable for our customers.
Our distribution partners outside the United States and Canada are responsible for all reimbursement, tender application and fulfillment activities.
Manufacturing and Quality Assurance
Historically, we have manufactured our pump and disposable cartridge products at our Barnes Canyon facility in San Diego, California. In 2020, we began outsourcing a portion of our cartridge manufacturing to an experienced third-party contract manufacturer to provide us additional flexibility in scaling our business while creating additional leverage. In 2019, we made capital expenditure investments for the expansion of warehousing capacity and ordered additional manufacturing equipment that was implemented in 2020. These investments allowed us to double our cartridge manufacturing capacity from 2019 to 2020, without meaningfully increasing the cost of overhead associated with our manufacturing facilities. We believe these investments position us well to achieve our long-term gross margin targets.
We currently utilize a semi-automated manufacturing process for our pump products and disposable cartridges. A single pump production line reaches a maximum output of approximately 30,000 pumps per year on a single shift and we currently have the capacity to produce approximately 180,000 pumps annually. Disposable cartridges are manufactured on a production line that reaches a maximum output of approximately one million cartridges per year on a single standard eight-hour shift. Throughout 2020, we scaled our cartridge capacity at our third-party manufacturing location and now have capacity to produce up to approximately 33 million cartridges annually to support an installed base of more than 275,000 customers.
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
We have received certification from BSI Group, a Notified Body to the International Standards Organization (ISO), of our quality system. Certain processes utilized in the manufacturing and testing of our devices have been verified and validated as required by the FDA and other regulatory bodies. As a medical device manufacturer, our manufacturing facility and the facilities of our sterilization and other critical suppliers are subject to periodic inspection by the FDA and certain corresponding state agencies.

Research and Development
Our research and development team includes employees who specialize in software engineering, mechanical engineering, electrical engineering, and user experience design, many of whom have considerable experience developing diabetes-related products. Our research and development team focuses on the continuous improvement and support of current product offerings, as well as our products under development.
In June 2015, we entered into non-exclusive agreements with DexCom to allow the integration of our insulin pump products with the DexCom G5 and G6 CGM systems worldwide. In November 2020, we entered into non-exclusive agreements with DexCom to continue the development and collaboration activities that enable the integration of the Company’s insulin pump products with DexCom’s CGM devices, including current and future generation insulin pump products with DexCom’s G6 and G7 CGM devices. The 2015 agreements have an initial term of five years, and thereafter renew automatically for additional one-year terms unless either party provides advance notice to the other party that they do not wish to extend the agreements. The 2020 agreements have an initial term of five years and thereafter renew automatically for additional successive two-year periods unless either party provides advance notice of non-renewal. The agreements do not require any licensing fees, milestone payments or royalty obligations to DexCom. The agreements contain customary provisions for termination in the event of an uncured material breach or in the event of a dissolution of the other party, and prohibit our assignment of the agreements to a DexCom competitor without DexCom’s prior consent.
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
In June 2020 we announced an agreement with Abbott to develop and commercialize integrated diabetes solutions that combine Abbott’s CGM technology with our insulin delivery systems to provide more options for people to manage their diabetes. Following the completion of our integrated product development work, and after obtaining required regulatory clearances or approvals, we intend to focus our initial commercial activities on integrated products in the U.S. and Canada, and consider additional geographies in the future.
Intellectual Property
We have made protection of our intellectual property a strategic priority. We rely on a combination of copyright, patent, trademark, trade secret and other intellectual property laws, non-disclosure agreements and other measures to protect our proprietary rights.
As of December 31, 2020, our patent portfolio consisted of approximately 103 issued U.S. patents and 69 pending U.S. patent applications. Of these, our issued U.S. patents expire between approximately 2021 and 2038. We are also seeking patent protection for our proprietary technology in other countries throughout the world. In addition, we also have 81 trademark registrations, including 19 U.S. trademark registrations and 62 foreign trademark registrations.
In July 2012, we entered into an agreement with Smiths Medical, Inc. pursuant to which we were granted, through certain assignments and certain non-exclusive and exclusive, worldwide, fully paid-up, royalty-free licenses, certain rights to patents and patent applications related to ambulatory infusion pumps and related software and accessories for the treatment of diabetes. We agreed to pay $5.0 million in license fees and to share equally any associated sublicense revenues we may receive. As of December 31, 2020, we had paid the initial license fees in full and have not entered into any sublicense agreements.
In July 2020, we entered into a non-exclusive patent cross-license agreement for certain technologies in the field of diabetes with Medtronic plc. With certain exclusions, the agreement applies to the companies’ existing products, as well as new products for at least the next five years, and includes a provision that prohibits the parties from cloning one another’s products.

Competition
The medical device industry is intensely competitive, subject to rapid change and highly sensitive to the introduction of new products, treatment techniques or technologies, or other market activities of industry participants. We compete in domestic and international markets with a number of companies that manufacture insulin delivery devices, such as Medtronic MiniMed, a division of Medtronic, and Insulet Corporation. In addition, Eli Lilly & Co. has announced a collaboration to commercialize a version of Ypsomed AG’s existing insulin pump as part of a to-be-developed system. There are also a number of other companies developing and marketing their own insulin delivery systems and/or related software applications for launch in the U.S. market, including insulin pumps and Bluetooth-enabled insulin pens to support MDI therapy. Additionally, several other companies currently market insulin pump products in international markets. In addition, we face competition from a number of companies, medical researchers and existing pharmaceutical companies that are pursuing new delivery devices, delivery technologies, sensing technologies, procedures, drugs and other therapeutics for the monitoring, treatment and prevention of diabetes.
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

Government Regulation
Our products are medical devices subject to extensive regulation by the FDA in the United States, corresponding state regulatory authorities and other regulatory bodies in other countries. The U.S. Federal Food, Drug, and Cosmetic Act, (FDCA) and the FDA’s implementing regulations govern:
•product design and development;
•pre-clinical and clinical testing;
•establishment registration and product listing;
•product manufacturing;
•labeling and storage;
•pre-market clearance or approval;
•advertising and promotion;
•product sales and distribution;
•recalls and field safety corrective actions; and
•servicing and post-market surveillance.
FDA’s Pre-Market Clearance and Approval Requirements. Unless an exemption applies, each new or significantly modified medical device we seek to commercially distribute in the United States will require either a pre-market notification under Section 510(k) of the FDCA, also referred to as a 510(k) clearance, or approval from the FDA through the premarket approval (PMA), process. Both the 510(k) clearance and PMA processes can be expensive, lengthy and require payment of significant user fees, unless an exemption is available.

The FDA classifies medical devices into one of three classes. Devices requiring fewer controls because they are deemed to pose lower risk are placed in Class I or II. Class I devices are subject to general controls such as labeling, pre-market notification and adherence to the FDA’s Quality System Regulation (QSR), which cover manufacturers’ methods and documentation of the design, testing, production, control quality assurance, labeling, packaging, sterilization, storage and shipping of products. Class II devices are subject to special controls such as performance standards, post-market surveillance, FDA guidelines, or particularized labeling, as well as general controls. Some Class I and Class II devices are exempted by regulation from the 510(k) clearance requirement, and the requirement of compliance with substantially all of the QSR. t:slim, t:flex, t:slim X2, t:slim X2 with Control-IQ technology and t:connect received FDA clearance as Class II devices. However, t:connect was subsequently down-classified to a Class I device. A PMA application is required for devices deemed by the FDA to pose the greatest risk, such as life-sustaining, life-supporting or certain implantable devices, or those that are “not substantially equivalent” either to a device previously cleared through the 510(k) process or to a “preamendment” Class III device in commercial distribution before May 28, 1976 when PMA applications were not required. t:slim G4, t:slim X2 with G5 integration and t:slim X2 with Basal-IQ technology received FDA approval as Class III devices.
There are three new Class II categories classified by the FDA for the interoperability of devices as a complete AID system that are intended to help support continued rapid innovation by streamlining the regulatory pathway for integrated products approved by the FDA. In June 2018, our t:slim X2 was the first insulin pump designated by the FDA as compatible with integrated continuous glucose monitoring (iCGM) devices. In February 2019, we received FDA approval of our de novo application to classify the t:slim X2 to a Class II device, under the new insulin pump classification referred to as Alternate Controller Enabled Infusion Pumps (ACE pumps). In December 2019, we received FDA approval of our de novo application to classify our Control-IQ technology as the first automated insulin dosing software in a new interoperable automated glycemic controller (iAGC) category that automatically adjusts insulin delivery to a person with diabetes by connecting to an ACE pump and iCGM. In connection with the de novo applications for both the ACE pump and the iAGC category, the FDA established certain special controls that we will need to continue to satisfy. In March 2020, our Basal-IQ technology was also cleared as an iAGC. If we are not able to satisfy those special controls, we would be required to seek approval for those products under the traditional PMA submission process.
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
FDA review of a PMA application generally takes approximately one year but may take significantly longer. The FDA can delay, limit or deny approval of a PMA application for many reasons, including:
•systems may not be deemed safe or effective to the FDA’s satisfaction;
•the data from pre-clinical studies and clinical trials may be deemed insufficient to support approval;
•the manufacturing process or facilities may not meet applicable requirements; and
•changes in FDA approval policies or adoption of new regulations may require additional data.
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
Clinical trials are typically required to support a PMA application and are sometimes required for a 510(k) clearance. These trials generally require submission of an application for an Investigational Device Exemption (IDE), to the FDA. The IDE application must be supported by appropriate data, such as animal and laboratory testing results, showing that it is safe to test the device in humans and that the testing protocol is scientifically sound. The IDE application must be approved in advance by the FDA for a specified number of patients, unless the product is deemed a non-significant risk device and eligible for abbreviated IDE requirements. Generally, clinical trials for a significant risk device may begin once the IDE application is approved by the FDA and the study protocol and informed consent are approved by appropriate institutional review boards at the clinical trial sites. The FDA’s approval of an IDE allows clinical testing to go forward, but it does not bind the FDA to accept the results of the trial as sufficient to prove the product’s safety and efficacy, even if the trial meets its intended success criteria. All clinical trials must be conducted in accordance with the FDA’s IDE regulations that govern investigational device labeling, prohibit promotion, and specify an array of recordkeeping, reporting and monitoring responsibilities of study sponsors and study investigators. Clinical trials must further comply with the FDA’s regulations for institutional review board approval and for informed consent and other human subject protections. Required records and reports are subject to inspection by the FDA. The results of clinical testing may be unfavorable or, even if the intended safety and efficacy success criteria are achieved, may not be considered sufficient for the FDA to grant approval or clearance of a product. The commencement or completion of any clinical trial may be delayed or halted, or be inadequate to support approval of a PMA application or a 510(k) notification, for numerous reasons, including, but not limited to, the following:
•the FDA or other regulatory authorities do not approve a clinical trial protocol or a clinical trial, or place a clinical trial on hold;
•patients do not enroll in clinical trials at the rate expected;
•patients do not comply with trial protocols;
•patient follow-up is not at the rate expected;
•patients experience adverse side effects;
•patients die during a clinical trial, even though their death may not be related to the products that are part of our trial;
•institutional review boards and third-party clinical investigators may delay or reject the trial protocol;
•third-party clinical investigators decline to participate in a trial or do not perform a trial on the anticipated schedule or consistent with the clinical trial protocol, good clinical practices or other FDA requirements;
•we or third-party organizations do not perform data collection, monitoring and analysis in a timely or accurate manner or in a manner consistent with the clinical trial protocol or investigational or statistical plans;
•third-party clinical investigators have significant financial interests related to us or our study that the FDA deems the study results unreliable, or the company or investigators fail to disclose such interests;
•regulatory inspections of our clinical trials or manufacturing facilities, which may, among other things, require us to undertake corrective action or suspend or terminate our clinical trials;
•changes in governmental regulations or administrative actions;
•the interim or final results of the clinical trial are inconclusive or unfavorable as to safety or efficacy; and
•the FDA concludes that our trial design is inadequate to demonstrate safety and efficacy.

Other Regulatory Requirements. Even after a device receives clearance or approval and is placed in commercial distribution, numerous regulatory requirements apply. These include:
•establishment registration and device listing;
•QSR, which requires manufacturers, including third-party manufacturers, to follow stringent design, testing, production, control, supplier/contractor selection, complaint handling, documentation and other quality assurance procedures during all aspects of the manufacturing process;
•labeling regulations that prohibit the promotion of products for uncleared, unapproved or “off-label” uses, and impose other restrictions on labeling, advertising and promotion;
•the FDA’s Medical Device Reporting (MDR) regulations, which require that manufacturers report to the FDA if their device may have caused or contributed to a death or serious injury or malfunctioned in a way that would likely cause or contribute to a death or serious injury if the malfunction were to recur;
•voluntary and mandatory device recalls to address problems when a device is defective and could be a risk to health; and
•corrections and removals reporting regulations, which require that manufacturers report to the FDA field corrections and product recalls or removals if undertaken to reduce a risk to health posed by the device or to remedy a violation of the FDCA that may present a risk to health.
Also, the FDA may require us to conduct post-market surveillance studies or establish and maintain a system for tracking our products through the chain of distribution to the patient level. We are currently conducting a post-market surveillance study for our t:slim X2 with Control-IQ technology for users with type 1 diabetes age six and above. We may elect to pursue additional post-market surveillance studies in the future.
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
In general, failure to comply with applicable regulatory requirements can result in enforcement actions by the FDA and other regulatory agencies. These may include any of the following sanctions or consequences:
•warning letters or untitled letters that require corrective action;
•fines and civil penalties;
•unanticipated expenditures;
•delays in approving or refusal to approve future products;
•FDA refusal to issue certificates to foreign governments needed to export products for sale in other countries;
•suspension or withdrawal of FDA clearance or approval;
•product recall or seizure;
•interruption of production;
•operating restrictions;
•injunctions; and
•criminal prosecution.

We and our contract manufacturers, specification developers and some suppliers of components or device accessories, are required to manufacture our products in compliance with current Good Manufacturing Practice, (GMP), requirements set forth in the QSR. The QSR requires a quality system for the design, manufacture, packaging, labeling, storage, installation and servicing of marketed devices, and it includes extensive requirements with respect to quality management and organization, device design, buildings, equipment, purchase and handling of components or services, production and process controls, packaging and labeling controls, device evaluation, distribution, installation, complaint handling, servicing, and record keeping. The FDA evaluates compliance with the QSR through periodic unannounced inspections that may include the manufacturing facilities of our subcontractors. If the FDA believes that we or any of our contract manufacturers, or regulated suppliers, are not in compliance with these requirements, it can shut down our manufacturing operations, require recall of our products, refuse to approve new marketing applications, institute legal proceedings to detain or seize products, enjoin future violations or assess civil and criminal penalties against us or our officers or other employees.
Licensure. In the United States, several states require that durable medical equipment (DME), providers be licensed in order to sell products to patients in that state. Some of these states require that DME providers maintain an in-state location or retain a licensed pharmacist, and in those states, we sell our products through a third-party distributor. Although we believe we are in material compliance with applicable state regulations regarding licensure requirements, if we were found to be noncompliant, we could be subject to fines and penalties or lose our licensure in that state, which could prohibit us from selling our current or future products to patients in that state. In addition, we are subject to certain state laws regarding professional licensure. We believe that our certified diabetes educators are in material compliance with such state laws. However, if our educators or we were to be found non-compliant in a given state, we may need to modify our approach to providing education, clinical support and customer service.
Fraud and Abuse Laws. There are numerous U.S. federal and state laws pertaining to healthcare fraud and abuse, including the federal Anti-Kickback Statute and the Physician Self-Referral Law (the Stark Law), the federal civil False Claims Acts, the federal criminal Health Care Fraud Statute, as well as various state laws regulating healthcare. Our relationships with healthcare providers and other third parties are subject to scrutiny under these laws. Violations of these laws are punishable by criminal and civil sanctions, including, in some instances, imprisonment and exclusion from participation in federal and state healthcare programs, including the Medicare, Medicaid and Veterans Administration health programs.
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
Data Privacy and Information Security Laws and Regulations. t:connect data is hosted on secure servers and our use of t:connect data is subject to internal policies and procedures that are designed to comply with the federal U.S. Health Insurance Portability and Accountability Act of 1996 (HIPAA), as well as applicable U.S state privacy laws (including, but not limited to, the California Consumer Privacy Act). Although t:connect and t:connect HCP are not currently generally available to users or healthcare providers outside the United States, we are also mindful of requirements under Canada’s Personal Information Protection and Electronic Documents Act, referred to as PIPEDA, and similar provincial laws, and the E.U. General Data Protection Regulation, commonly known as GDPR, and similar E.U. member state laws. Collectively, these laws and regulations set standards for safeguarding the confidentiality, integrity, and availability of the personal information we collect and use from customers and healthcare providers. These laws also require, among other things, that we are transparent about how we collect and share personal data and that we give t:connect users the ability to know what data we are collecting about them, to obtain a copy of that data, to correct or amend that data, and to request we restrict use of that data.
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
Physician Payments Sunshine Act. The Physician Payments Sunshine Act requires certain manufacturers, including medical device manufacturers, to submit annual data pertaining to payments or other transfers of value to covered recipients, including physicians. Manufacturers may be subject to audit for their compliance with this law. Failure to submit the required data in an accurate and timely manner may result in the imposition of civil monetary penalties. We believe we are in substantial compliance with the Physician Payments Sunshine Act to date. However, the reporting requirements are meaningfully expanded beginning in 2021 and we will need to implement additional processes and controls in order to comply with these new tracking and disclosure obligations.
Anti-Bribery and Anti-Corruption Laws. The U.S. Foreign Corrupt Practices Act (FCPA), and similar laws in foreign jurisdictions generally prohibit U.S. corporations and their representatives from offering, promising, authorizing or making improper payments, gifts or transfers to any foreign government official in order to obtain or retain business. The scope of the FCPA would include interactions with certain healthcare professionals and hospital administrators in many countries. We believe we are in substantial compliance with the FCPA and similar foreign regulations.

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
The primary regulatory body in Europe is the European Union, which includes most of the major countries in Europe. Other countries, such as Switzerland, have voluntarily adopted laws and regulations that mirror those of the European Union with respect to medical devices. The European Union has adopted numerous directives and standards regulating the design, manufacture, clinical trials, labeling and adverse event reporting for medical devices. These directives are in the process of being replaced by the Medical Device Regulation. Devices that comply with the requirements of a relevant directive or regulation will be entitled to bear the CE conformity marking, indicating that the device conforms to the essential requirements of the applicable directives and, accordingly, can be commercially distributed throughout Europe. The method of assessing conformity varies depending on the class of the product, but normally involves a combination of self-assessment by the manufacturer and a third-party assessment by a “Notified Body.” This third-party assessment may consist of an audit of the manufacturer’s quality system and specific testing of the manufacturer’s product. An assessment by a Notified Body of one country within the European Union is required in order for a manufacturer to commercially distribute the product throughout the European Union. Additional local requirements may apply on a country-by-country basis. Outside of the European Union, regulatory approval would need to be sought on a country-by-country basis in order for us to market our products.
With the consummation of Brexit and the United Kingdom’s (UK) exit from the European Economic Area, the UK is not scheduled to transition to the Medical Device Regulation but will continue to operate under existing directives. Although many classes of devices have grace periods, beginning on January 1, 2021, medical devices placed on the UK market are required to register with the Medicines and Healthcare Products Regulatory Agency. Registrations can only be submitted by UK manufacturers or by a UK Responsible Person who has a place of business in the UK. A UK Responsible Person is a person who acts on behalf of a manufacturer established outside the UK in relation to specified tasks with regard to the manufacturer’s obligations.
Information Security
All of our employees are required to complete annual information security education training, which includes identifying suspicious emails, preventing virus and ransomware attacks, and avoiding other threats. We regularly review and modify our information security program to reflect changes in technology, laws, regulations, risks, industry practices, and other business needs. On an annual basis, we receive external audits of our information security posture, after which we remediate any findings. We hold cybersecurity insurance to mitigate against losses from a range of potential cyber incidents. Our management briefs our board of directors or a committee thereof on information security on a quarterly basis.
Environmental Impact and Sustainability
In 2020, we expanded the number of employees in our environmental, health and safety department and added leadership who bring experience from companies larger and more established than ours. We have a focused effort on understanding the environmental impact of our business and have a number of initiatives in place to support this effort. For example, our standby diesel generators are monitored and regulated by California’s Air Pollution Control District and their runtime is limited and closely monitored. In addition, we have dedicated efforts toward the reduction of energy use in our lighting. We have actively pursued rebates from San Diego Gas & Electric to fund energy improvement projects, and our facilities use LED lighting, motion sensors, or both, to reduce energy consumption. We are also working to reduce energy consumption for air conditioning and heating through occupancy scheduling. Our manufacturing processes are not water intensive, and we use hands-free automatic sink faucets and automatic toilet flush valves in all buildings. We are also working to reduce landfill waste by baling and recycling our cardboard, and we have a commingled recycling program in place.
Our t:slim X2 insulin pump utilizes a rechargeable battery via its micro-USB port, eliminating the need to use alkaline batteries, which are commonly used in our competitors’ insulin pumps. We estimate that our customers have kept approximately 8.7 million disposable batteries out of landfills since our pumps became available in 2012, and that over the life of their pumps, together these users will save over 18.4 million batteries. Also, our Tandem Device Updater enables our insulin pumps to be remotely updated with new pump software and features, thereby avoiding the environmental effects of physically producing, shipping, exchanging, and disposing of hardware. Since August 2017, over 100,000 of our pumps have been remotely updated through our Tandem Device Updater, which means that fewer screens, batteries, and circuit boards needed to be replaced. In addition, we have reduced the size of our cartridge pouch so that it uses less packaging material. We continue to use innovative techniques to reduce environmental impact and deliver products that can change people’s lives.

Community Outreach and Impact
We strive to be a good corporate citizen in the communities in which our employees live and work. Our employee community outreach efforts include donations and volunteer work, serving on boards and advisory committees and other corporate and individual actions. In 2020, we extended our employee giving campaigns to include support for PRIDE organizations in San Diego and Boise. We partnered with Athena, a women’s advocacy organization in San Diego, offering membership to 15 of our employees, giving them access to Athena’s network and benefits. We championed employee participation in the annual Spare a Rose campaign, with funds going to Life For a Child, and continued our annual employee fundraising campaign for the JDRF San Diego One Walk in support of diabetes research. In 2020, we joined JDRF as a national partner, supporting their events nationally at a higher level than ever before. For many people with diabetes, peer support plays a key role in successful diabetes management. To help fulfill this need, we provide support to a broad spectrum of people and organizations providing peer support and education through diabetes programs such as Beyond type 1, Connected in Motion, Riding on Insulin, College Diabetes Network, Diabetes Exercise and Camping Association, Touched by Type 1, and regional diabetes events such as Children with Diabetes, Taking Control of Your Diabetes, American Diabetes Association, and camps where our employees participate and volunteer.

Human Capital
As of December 31, 2020, we had approximately 1,500 regular full-time employees, all of whom work in the United States or Canada. The term “employees” in this Annual Report means our regular full-time employees. Our headquarters are in San Diego, CA, where our primary research and development and administrative headquarters are located, and where we also operate a manufacturing facility and a warehousing facility. In addition, we maintain an office in Boise, Idaho, where employees focus primarily on customer care, and an office in Markham, Ontario, Canada. None of our employees are represented by a collective bargaining agreement, and we have never experienced any work stoppage. We believe we have good relations with our employees.
Culture
Fostering and maintaining a strong, healthy culture is a key strategic focus. In 2020, the San Diego Business Journal named us as “One of the Best Places to Work” in San Diego, an award given to “outstanding companies whose benefits, policies and practices are among the best in the region”. We were also ranked 6th as one of the “Best Places to Work in Idaho” for a company of our size of operations in the state. Our core values statement was created by our employees in a bottom-up, cross-functional process. These core values reflect who we are and the way our employees interact with one another, our customers, partners and stockholders. Innovate, for real is our commitment to run our business with the future in mind to deliver products that improve people’s lives, ensure continuous product improvements and exemplary customer support. No shortcuts is holding ourselves to the highest ethical standards and delivering exceptional quality. Huddle up highlights the importance of successful collaboration that is inclusive of diverse perspectives, both inside and outside of the Company. Stay awesome reflects a universal respect among employees which allows us the freedom to be ourselves and to be effective at our jobs, knowing at the end of the day that we can trust everyone to do the right thing, for our customers, our investors and each other. Don’t mess with our customers emphasizes the deep care we have for the people who use our products, their loved ones and health care providers. We are committed to involving end users in the research and development of our products and customer support efforts, to develop products and services that truly bring convenience, innovation, and usability to diabetes management.
We have detailed ethics and compliance policies that instill a commitment to ethical behavior and legal compliance across our company. Employees are encouraged to approach their managers if they believe violations of standards or policies have occurred. Employees are also able to make confidential and anonymous reports using an online or telephone hotline hosted by a third party provider.

Diversity and Inclusion
We believe that a culture of inclusion and diversity enables us to create, develop and fully leverage the strengths of our workforce to exceed customer expectations and meet our growth objectives. More than half of our employees are female, including one-third of our employees at the Vice President level or higher, and approximately half of our employees are from an underrepresented ethnic community. We believe that bringing together different perspectives and experiences is fundamental to innovation and continue raising the bar in the field of diabetes technology. In 2020, we formed a diversity and inclusion council, sponsored by executive management, which is staffed by employees with diverse backgrounds, experiences or characteristics who share a common interest in professional development, improving corporate culture and delivering sustained business results. This council is focused on cultivating and supporting our internal culture through diversity of thought, support and advocacy within the diabetes community and continuing to build and maintain a diverse and inclusive workforce.
Organizational Development
Attracting, developing and retaining employees is critical to our longer term success. To support the advancement of our employees, we offer training and development programs encouraging advancement from within and continue to fill our team with strong and experienced management talent. We leverage both formal and informal programs to identify, foster, and retain top talent at both the corporate and operating level.
We have established a comprehensive training program to develop employees throughout the organization. Emerging Leaders and Leading in Tandem are examples of internal programs intended for high performing individual contributors, and newly hired and promoted supervisors and managers, respectively. More than 90% of employees participating in these programs remain employed at Tandem and approximately one-third have been promoted or have had a significant change in scope of responsibility. Our leadership team also mentors rising talent on a more informal basis. This informal mentorship achieves a number of goals, including accelerating the development of top performers, increasing organizational learning, and improving employee performance and retention. The executive team also commits substantial time to evaluating the bench strength of our leadership and working with our leadership to improve their performance.

Total Rewards
We have demonstrated a history of investing in our workforce by offering competitive salaries and wages. Annual increases and incentive compensation are based on merit, which is communicated to employees at the time of hiring and documented through our talent management process as part of our annual review procedures and upon internal transfer and/or promotion. To foster a stronger sense of ownership and align the interests of partners with stockholders, stock options and/or restricted stock units are provided to a substantial proportion of our employees under our broad-based stock incentive programs. Also, our employees are able to participate in our employee stock purchase program. Furthermore, we offer comprehensive, locally relevant and innovative benefits to all eligible employees, including health insurance, paid time off, paid and unpaid leaves, a retirement plan and life, disability/accident coverage and a wellness program. In addition, we engage a nationally recognized outside compensation and benefits consulting firm to independently evaluate the effectiveness of our executive compensation and total rewards programs and to provide benchmarking against our peers within the industry.

Employee Health and Safety

The health and safety of our employees is our highest priority, and this is consistent with our operating philosophy. We have integrated our employee health and safety efforts with our human resources functions to create a corporate culture with a shared commitment to the well-being of our professionals. Our employee assistance and wellness programs offer a range of benefits and services. For example, as a benefit to our employees and their eligible dependents, we provide access to personal and job-related counseling and assistance resources for addressing concerns such as emotional well-being, family and relationships, legal and financial matters, healthy lifestyles, mental health, substance abuse, and work and life transitions. Every work day we provide a virtual wellness session featuring guided meditation, stretching, yoga, or exercise. Our focused wellness education sessions, generally offered several times per month, cover topics such as parenting, mental health, nutrition, stress management, sleep habits, resilience, and working in a remote environment. We host an online wellness lounge and mental health toolkit with a range of recorded learning sessions and articles, and our monthly benefits newsletter updates employees on our various health and wellness benefits programs. Also, we have comprehensive safety training programs that ensure our employees know how to do their jobs safely and in compliance with laws and regulations. We operate in modern, efficient, and safe facilities, and have had minimal accident and injury rates company-wide. Despite this success, however, our goal remains the same: zero accidents.

In the COVID-19 global pandemic, we have been deemed an essential healthcare business under applicable governmental orders based on the critical nature of the products we offer and the communities we serve. As a result, our manufacturing and warehousing sites continued operating during the COVID-19 pandemic. As such, we have invested in creating physically safe work environments for our employees. Our response to the COVID-19 pandemic also included employee safety measures such as:
• Adding work from home flexibility;
• Increasing cleaning protocols across all locations;
• Initiating regular communication regarding impacts of the COVID-19 pandemic, including health and safety protocols and procedures;
• Implementing temperature screening of employees at the majority of our manufacturing and warehousing facilities;
• Establishing new physical distancing procedures for employees who need to be onsite;
• Providing additional personal protective equipment and cleaning supplies;
• Implementing protocols to address actual and suspected COVID-19 cases and potential exposure;
• Limiting domestic and international non-essential travel for all employees; and
• Requiring masks to be worn in all locations where mandated by local law.

COVID-19 Global Pandemic Impact and Considerations
We are deemed an essential healthcare business under applicable governmental orders based on the critical nature of the products we offer and the communities we serve. We experienced a modest impact from the COVID-19 global pandemic during the first quarter of 2020, which became more pronounced beginning in the second quarter through the end of the year. We originally anticipated that our sales outside the United States would experience a greater proportional impact due to differences in the sales process in domestic versus international markets. Initially, the impact on our business was relatively consistent worldwide but we have since seen varying degrees of impact in international markets based on local conditions. We anticipate that our sales and operating results will continue to be adversely impacted and subject to unpredictable variability for the duration of the pandemic. For example, we have experienced delays in certain programs of up to three or six months from when they were originally planned, such as human factors studies associated with our product development efforts. In addition, regulatory timelines may be difficult to predict as the FDA has stated that its review process may take longer than normal due to the impact of the COVID-19 global pandemic. The full extent of the impact of the COVID-19 global pandemic on our future business and operations is difficult to estimate and will depend on a number of factors including the scope and duration of the COVID-19 global pandemic and the relative impact of COVID-19 on the business operations of our contract manufacturers, suppliers, and competitors.
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

In response to developments surrounding the COVID-19 global pandemic, we initiated discussions with our key suppliers in early 2020 regarding their abilities to fulfill existing orders, and we have continued to regularly assess their capacity. During the first six months of 2020, we experienced certain challenges managing our inventory, primarily due to the impacts of the COVID-19 global pandemic. For example, in the first quarter of 2020, we observed customers purchasing cartridges and infusion sets at a higher rate than anticipated. In addition, during the second quarter of 2020, our infusion set manufacturer experienced certain inventory constraints which resulted in us requesting some customers to accept substitutions of similar products to prevent delays in order fulfillment. At this time, we believe many of our suppliers are deemed essential businesses under applicable governmental orders, and we have not experienced, and do not anticipate experiencing, disruption in our ability to manufacture insulin pumps and cartridges due to component procurement limitations. Additionally, our third-party cartridge manufacturer completed validation and commenced commercial-scale manufacturing near the end of the first quarter to supplement our existing cartridge manufacturing capacity, which we believe will assist us in meeting product demand in future periods. Our finished goods and raw material inventory, as well as available manufacturing capacity, position us well to respond to unforeseen disruptions in the near term.

Commercially, we have been communicating with our customers and healthcare providers through social media, direct email outreach and our website, in addition to regular communications sent by our sales and clinical employees. We are also leveraging our technology platforms, such as our t:connect diabetes management application, to support healthcare providers, as many of them are increasingly utilizing telehealth capabilities in their practices. By the end of the first quarter of 2020, we expanded our remote new pump training offering to all customers who purchased a t:slim X2 insulin pump, and in the third quarter, we resumed offering in-person trainings on a limited basis and under specific conditions.

Management
John F. Sheridan (age 65) has served as our President and Chief Executive Officer since March 2019 and as a member of our board of directors since June 2019. Mr. Sheridan previously served as Executive Vice President and Chief Operating Officer since April 2013. Prior to joining our company, Mr. Sheridan served as Chief Operating Officer of Rapiscan Systems, Inc., a provider of security equipment and systems, from March 2012 to February 2013. Mr. Sheridan served as Executive Vice President of Research and Development and Operations for Volcano Corporation, a medical technology company, from November 2004 to March 2010. From May 2002 to May 2004, Mr. Sheridan served as Executive Vice President of Operations at CardioNet, Inc., a medical technology company, now operating as BioTelemetry, Inc. (Nasdaq: BEAT). From March 1998 to May 2002, he served as Vice President of Operations at Digirad Corporation, a medical imaging company. Mr. Sheridan holds a B.S. in Chemistry from the University of West Florida and an M.B.A. from Boston University.
David B. Berger (age 51) has served as our Executive Vice President, Chief Business Operations and Compliance Officer since November 2020 and is responsible for the Company’s legal, quality, regulatory, clinical and customer technical support functions. He previously served as Executive Vice President, Chief Legal and Compliance Officer since April 2019, and as General Counsel, having overseen the legal department since August 2013. From January 2008 until August 2013, Mr. Berger was employed at Senomyx, Inc., a taste science company, where he most recently served as Senior Vice President and General Counsel. He also served as Corporate Secretary of Senomyx from January 2008 until May 2014. From April 2003 until October 2007, Mr. Berger was responsible for all commercial aspects of legal affairs at Biosite Incorporated (Biosite), a provider of medical diagnostic products, most recently serving as Vice President, Legal Affairs. Previously, Mr. Berger was an attorney at Cooley Godward LLP and Amylin Pharmaceuticals, Inc. Mr. Berger holds a B.A. in Economics from the University of California, Berkeley and a J.D. from Stanford Law School.
Brian B. Hansen (age 53) has served as our Executive Vice President and Chief Commercial Officer since February 2016. Prior to joining our company, Mr. Hansen served from September 2014 as Chief Commercial Officer of Adaptive Biotechnologies Corp. From May 2013 to September 2014, Mr. Hansen served as Head of Commercial, Sales and Marketing, of Genoptix, a Novartis Company. From December 2005 to February 2013, he served in various roles of increasing responsibility at Gen-Probe, Inc., a medical diagnostics company, most recently serving as Senior Vice President, Global Sales and Services from January 2012 to February 2013. Mr. Hansen received a B.S. in Business Administration from the University of Missouri-Columbia, and an M.B.A. from the School of Business at San Diego State University.

Elizabeth A. Gasser (age 45) has served as our Executive Vice President, Strategy and Corporate Development since January 2020. Prior to joining our company, Ms. Gasser served from June 2017 as an independent adviser providing strategic and corporate development solutions to boards and executive teams. From January 2016 to June 2017 she was Vice President of Corporate Strategy at QUALCOMM Technologies, Inc. (QTI), a subsidiary of QUALCOMM Incorporated (Nasdaq: QCOM), a global leader in the development and commercialization of technologies and products used in mobile devices and other wireless products. Prior to that, from November 2012 to January 2016 she was Vice President of Strategic Development at QTI, after serving in other strategic related roles of increasing responsibility beginning in 2006. Ms. Gasser holds a B.A. and an M.A. in Economics from the University of Cambridge.
Susan M. Morrison (age 41) has served as our Chief Administrative Officer since September 2013 and as an Executive Vice President since December 2017, and is responsible for the Company’s investor relations, corporate communications, project management, human resources and facilities functions. From April 2013 until September 2013, she served as our Vice President, Human Resources, Corporate and Investor Relations. Ms. Morrison served as our Director, Corporate and Investor Relations, from January 2009 to March 2013, and was our Director, Corporate Services from November 2007 to December 2008. Prior to joining our company, Ms. Morrison held various positions in Corporate and Investor Relations at Biosite from August 2003 through November 2007. Ms. Morrison holds a B.A. in Public Relations from Western Michigan University.
Leigh A. Vosseller (age 48) has served as our Executive Vice President, Chief Financial Officer, and Treasurer since June 2018, and served as Senior Vice President, Chief Financial Officer and Treasurer from January 2018 to May 2018. Ms. Vosseller is our principal financial and accounting officer. She joined us as Vice President of Finance in 2013 and was promoted to Senior Vice President of Finance in August 2017. Prior to that time, she served as Vice President and Chief Financial Officer at Genoptix, beginning in 2011, after initially joining Genoptix in 2008. Prior to that she held a senior finance position at Biosite where she played a key role in developing the financial and administrative infrastructure for international expansion. Ms. Vosseller is a certified public accountant (inactive) and holds a B.S. in Accounting from Missouri State University.
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
Additional Information
Our website address is www.tandemdiabetes.com. We post links to our website to the following filings as soon as reasonably practicable after they are electronically filed with or furnished to the SEC: annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, proxy statements, information statements, beneficial ownership reports and any amendments to those reports or statements filed or furnished pursuant to Sections 13(a), 14 or 15(d) of the Securities Exchange Act of 1934, as amended (the Exchange Act). All such filings are available through our website free of charge. However, the information contained on or accessed through our website does not constitute part of this Annual Report, and references to our website address in this Annual Report are inactive textual references only.

Item 1A.    Risk Factors
An investment in our common stock, or in securities convertible into or exchangeable for our common stock, involves a high degree of risk. You should carefully consider the risks described below, together with all of the other information included in this Annual Report, as well as in our other filings with the SEC, in evaluating our business. If any of the following risks actually occur, our business, financial condition, operating results and future prospects could be materially and adversely affected. In that case, the trading price of our common stock may decline and you might lose all or part of your investment. The risks described below are not the only ones we face. Additional risks that we currently do not know about or that we currently believe to be immaterial may also impair our business, financial condition, operating results, liquidity, and future prospects. Certain statements below are forward-looking statements. For additional information, see the section of this Annual Report under the caption “Cautionary Note Regarding Forward-Looking Statements.”
Summary of Risk Factors

An investment in our common stock, or in securities convertible into or exchangeable for our common stock, involves a high degree of risk. Below is a summary of material factors that make an investment in our securities speculative or risky. Importantly, this summary does not address all of the risks that we face. Additional discussion of the risks summarized in this risk factor summary, as well as other risks that we face, can be found below, after this summary.

Risks Related to Our Business and Our Industry
•We have incurred significant operating losses since inception and may not achieve sustained profitability.
•We currently rely on sales of insulin pump products to generate a significant portion of our revenue, and any factors that negatively impact sales of these products may adversely affect us.
•Public health threats, such as the COVID-19 global pandemic, have had a material adverse effect on our business.
•Our ability to maintain and grow our revenue depends on retaining a high percentage of our customer base.
•We operate in a very competitive industry.
•Competitive products or other technological developments may render our products obsolete or less desirable.
•The failure of our insulin pump and related products to achieve and maintain market acceptance could result in us achieving sales below our expectations.
•Failure to secure or retain adequate coverage or reimbursement for our products by third-party payors could adversely affect our business.
•We may face unexpected challenges in marketing and selling our products, and training new customers on the use of our products.
•We may be unable to maintain our existing sales, marketing, clinical and customer service infrastructure.
•If we are unable to maintain or expand our network of independent distributors, our sales may be negatively affected.
•The third parties on which we rely to assist us with our pre-clinical development or clinical trials may not perform as expected.
•Our failure to successfully complete clinical trials could prevent us from obtaining regulatory approvals for or commercializing our products.
•If assumptions about the potential market for our products are inaccurate our business may be adversely affected.
•Our ability to achieve profitability has dependencies on our ability to reduce the per-unit cost of our products.
•Manufacturing risks may adversely affect our ability to manufacture products,
•We depend on a limited number of third-party suppliers for certain components and products.
•Any disruption at one of our facilities could adversely affect our business and operating results.
•We may not experience the anticipated operating efficiencies from the transition of our manufacturing and warehousing operations.
•If we do not enhance our product portfolio to meet the demands of our market, we may fail to effectively compete.
•Concerns regarding the safety and efficacy of our products could limit sales and cause negative effects to our business.
•We may enter into collaborations or partnerships with third parties that may not result in commercially viable products or the generation of significant revenues.
•We operate our business in regions subject to natural disasters and other catastrophic events.
•A security breach or other significant disruption to our information technology systems could materially disrupt our operations or result in the unauthorized disclosure of sensitive information.

•We may be unable to retain and motivate our senior management or recruit additional qualified personnel
•We may experience a variety of risks associated with international operations.
•Our failure to successfully manage acquisitions could have an adverse effect on our business.

Risks Related to Our Future Financings and Financial Results
•We may need to raise additional funds in the future and funds may not be available on commercially reasonable terms.
•Our operating results may fluctuate significantly from quarter to quarter.

Risks Related to Our Intellectual Property and Potential Litigation
•Our ability to comprehensively protect our intellectual property and proprietary technology is uncertain.
•The medical device industry is characterized by patent litigation, and we could become subject to such litigation.
•We may be subject to damages resulting from claims that we have wrongfully used or disclosed patient health information or trade secrets, or are in breach of non-competition or non-solicitation agreements.
•We may incur product liability losses, and insurance coverage may be inadequate or unavailable to cover these losses.

Risks Related to Our Legal and Regulatory Environment
•Our products and operations are subject to extensive governmental regulation.
•Modifications to our products may require new regulatory approvals, or require us to cease marketing or recall modified products.
•A recall of our products, or the discovery of safety issues, could have a negative impact on us.
•Our failure to comply with U.S. federal and state fraud and abuse laws could have an adverse impact on us.
•We may be liable if we engage in the promotion of the off-label use of our products.
•Legislative or regulatory healthcare reforms may result in downward pressure on the price of and decrease reimbursement for our products.

Risks Related to Our Common Stock
•The price of our common stock may continue to fluctuate significantly.
•Our ability to use our net operating loss carryforwards and certain other tax attributes may be limited.
•We may fail to maintain an effective system of internal control over financial reporting.

Risks Related to Our Convertible Senior Notes
•The Notes could adversely affect our financial condition.
•We may not have sufficient cash flow from our business to service the Notes.
•We may take actions which could limit our ability to make payments on the Notes.
•We may not be able to raise the funds necessary to repurchase or settle conversions of the Notes.
•The accounting method for the Notes could have a material effect on our reported financial results.
•Conversion of the Notes may dilute the ownership interest of existing stockholders.

Risks Related to Our Business and Our Industry
We have incurred significant operating losses since inception and cannot assure you that we will achieve sustained profitability.
Since our inception in January 2006, we have incurred a significant net loss. As of December 31, 2020, we had an accumulated deficit of $659.2 million. To date, we have funded our operations primarily through cash collected from product sales, private and public offerings of our equity securities, and debt financing. We have devoted substantially all of our resources to the design, development and commercialization of our products, the scaling of our manufacturing and business operations, and the research and development (R&D) of our current products and products under development.
We began commercial sales of our first product, t:slim, in August 2012 and our current flagship pump platform, t:slim X2, in October 2016. The t:slim X2 insulin pump now represents 100% of new pump shipments. Until the third quarter of 2018 we were selling our products only in the United States and have since launched our products in select international geographies.

Since the first quarter of 2013, we have been able to manufacture and sell our insulin pump products at a cost and in volumes sufficient to allow us to achieve a positive overall gross margin. For the years ended December 31, 2020 and 2019, our gross profit was $260.5 million and $194.2 million, respectively. Although we have achieved a positive overall gross margin and have substantially reduced our operating loss, we still operate at a net loss on an annual basis and expect that we may continue to do so for the foreseeable future.
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
The extent of our future operating losses and the timing of our profitability are highly uncertain in light of a number of factors, including the timing of the launch of new products and product features by us and our competitors, market acceptance of our products and competitive products by people with insulin-dependent diabetes, their caregivers and healthcare providers, the timing of regulatory approval of our products and the products of our competitors, the actual efficiencies gained in our manufacturing processes, and the scope and duration of the impacts caused by the COVID-19 global pandemic. Any additional operating losses will have an adverse effect on our stockholders’ equity, and we cannot assure you that we will be able to sustain profitability.
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

In addition, sales of any of our current or future insulin pump products with CGM integration are subject to the continuation of our applicable agreements with Dexcom or other third parties which, under some circumstances, may be subject to termination, with or without cause, on relatively short notice. Sales of our current or future products may also be negatively impacted in the event of any regulatory or legal actions relating to CGM products that are compatible with our pumps, or in the event of any disruption to the availability of the applicable CGM-related supplies, such as sensors or transmitters, in a given market in which our products are sold. Sales of our products may also be adversely impacted if the CGM products that are compatible with our pumps are not viewed as superior to competing CGM products in markets where our products are sold, or if the price of these products is not competitive with similar products available in the market.
Because we currently rely on sales of our t:slim X2 insulin pump and related products to generate a significant majority of our revenue, any factors that negatively impact sales of these products (or negatively impact the products or components integrated with these products), or result in sales of these products increasing at a lower rate than expected, could adversely affect our business, financial condition and operating results. We believe the COVID-19 global pandemic has had, that it and may continue to have, an adverse impact on sales of our products. For instance, we have seen examples of customers delaying their purchasing decisions or physicians pausing prescriptions for our products. It could also have the effect of magnifying the negative impact of any of the factors described above.
Public health threats, such as the COVID-19 global pandemic, have had and could continue to have a material adverse effect on our operations, the operations of our business partners, and the global economy as a whole.
Public health threats and other highly communicable diseases and outbreaks could adversely impact our operations, the operations of our customers, suppliers, distributors and other business partners, as well as the healthcare system in general. For example, the COVID-19 global pandemic, which is currently affecting numerous countries throughout the world, has resulted in a rapid and sustained rise in unemployment and a decrease in global economic activity, and the scope of the COVID-19 global pandemic and its impacts is continuing to fluctuate, and in some instances worsen, in various regions worldwide. While the overall negative impact from the COVID-19 global pandemic during 2020 is difficult to estimate, we anticipate that our sales and operating results will continue to be adversely impacted in future periods and subject to unpredictable variability. In addition, the rise in unemployment and decrease in economic activity due to the COVID-19 global pandemic may negatively impact the affordability of our products for certain customers, which could reduce demand for our products. Further, certain development activities originally planned to occur during 2020, such as human factors studies associated with our product development efforts and activities to support the manufacturing scale-up for new products, were modified or delayed, which has impacted our development timelines and regulatory strategies and also could have a negative impact on our product commercialization efforts and the future demand for our products.
The COVID-19 global pandemic, or other similar outbreaks or epidemics, may have an adverse effect on the overall productivity of our workforce, and we expect to continue to take extraordinary measures to protect the health and safety of our employees and our business partners and reduce the risk of disruptions to our operations. For example, since in March 2020, we have restricted non-essential employee travel, banned visitors from all of our facilities, and transitioned those employees able to perform their job function outside of our facilities to a remote work environment. For our field-based sales and clinical employees, we initially discontinued all in-person activities and began utilizing technology to remotely engage healthcare providers and customers. Where permitted, in-person activities have resumed, though the scope and scale have been limited and we still rely heavily on remote engagement. For our employees in manufacturing and warehousing positions involved in production and fulfillment operations, we have implemented health and safety protocols in compliance with applicable government orders and expert agency guidance, to include physical distancing requirements, requiring temperature checks for our employees before each shift, and other safety measures. We have also increased our staffing in certain operations in order to mitigate potential risks associated with increases in unplanned employee absences or illness. Our adoption of these preventive measures has resulted in incremental costs that have negatively impacted our gross margin, and the impacts could be more significant in future periods. In addition, for the duration of the COVID-19 global pandemic, our employees may be required to continue to operate within a remote work environment for extended periods of time due to illness, travel restrictions, government-imposed orders, school closures or for other reasons, any of which could result in reduced productivity of our workforce.

In addition to the foregoing impacts, disruptions from the COVID-19 global pandemic, or other similar outbreaks or epidemics, could result in delays in or the suspension of our manufacturing operations, research and product development activities, regulatory work streams, clinical development programs and other important commercial functions. In particular, if we or our third-party manufacturers are required to delay or suspend our manufacturing operations, we may encounter severe product shortages, which would adversely affect our results of operations and harm our reputation. We are also dependent upon our third-party suppliers for many of our product components and for our manufacturing-related equipment, and the COVID-19 global pandemic could have a material adverse impact on the operations of one or more of our suppliers, which could prevent them from delivering products to us or supporting our requirements for manufacturing-related equipment on a timely basis, or at all. For example, we continue to focus on increasing our cartridge inventory to targeted levels, but there can be no assurance that we or our third-party cartridge manufacturer will be able to manufacture cartridges in the quantities we require to meet product demand. In addition, at various times during 2020 our primary infusion set manufacturer experienced certain inventory constraints. There can be no assurance our supplier will be able to provide infusion sets in the quantities we require to meet customer demand. If we experience these or similar manufacturing challenges in the future, it could have a negative impact on product sales and harm our reputation.
The full extent of the impact of the COVID-19 global pandemic on our business and operations is highly uncertain and subject to change, and will continue to depend on a number of factors, including the scope and duration of the pandemic. We expect any further spread or escalation of the COVID-19 global pandemic, or even the threat or perception that this could occur, or any protracted duration of decreased economic activity, could have a material adverse impact on our business, operations and financial results.
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
Further, the COVID-19 global pandemic has resulted in substantial restrictions on our engagement efforts with customers and healthcare providers, including through the cancellation or postponement of company-sponsored educational events, as well as third-party conferences, trade shows and similar events. These restrictions have negatively impacted, and are likely to continue negatively impacting, our ability to promote our new products and features to customers and healthcare providers, which could adversely impact our product sales and customer retention rates, as well as the strength of our brand.
The failure to retain a high percentage of our customers and increase sales to these customers consistent with our forecasts would have a material adverse effect on our business, financial condition and operating results.
We operate in a very competitive industry and if we fail to compete successfully against our existing or potential competitors, or if the competitive environment harms our business partners, our financial condition and operating results may be negatively affected.
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

Our primary competitors are major medical device companies that are publicly traded companies or divisions or subsidiaries of publicly traded companies, including Insulet and Medtronic MiniMed. In addition, Eli Lilly & Co. has announced a collaboration to commercialize an insulin pump currently under development. There are also a number of other companies developing and marketing their own insulin delivery systems and/or related software applications, including insulin pumps and Bluetooth-enabled insulin pens to support MDI therapy. While these industry changes are significant, it is difficult to know how they will impact our business or the competitive landscape in which we operate. Our key competitors, most notably Medtronic, enjoy several competitive advantages over us, including:
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
In addition, the competitive environment in which we operate has resulted and may continue to result in competitive pressures on our manufacturers, suppliers, distributors, collaboration partners and other business constituents. For example, we have entered into development agreements with Dexcom, which provide us non-exclusive licenses to integrate various generations of Dexcom CGM technology with our insulin pump products. In 2017 Abbott launched blood glucose sensors which compete with Dexcom CGMs. In June 2020, we entered into an agreement with Abbott to develop and commercialize integrated diabetes solutions. There can be no assurance that our collaborations with Dexcom and Abbott will be successful or that we will not experience delays, business disputes, or other unanticipated challenges. Competitive pressures within our industry, as well as the impacts and disruptions associated with the COVID-19 global pandemic, could negatively impact the financial condition of our business partners and impact their ability to fulfill contractual obligations to us, which could negative impact our product sales, result in delays in obtaining regulatory approvals for new products, harm our reputation, and result in harm to our financial condition and operating results.
For these and other reasons, we may not be able to compete successfully against our current or potential future competitors, which could have a material adverse impact on our financial condition and operating results.
Competitive products or other technological developments and breakthroughs for the monitoring, treatment or prevention of diabetes may render our products obsolete or less desirable.
Our ability to grow our business and achieve our strategic objectives will depend, among other things, on our ability to develop and commercialize products for the treatment of diabetes that offer distinct features and functionality, are easy-to-use, provide superior treatment outcomes, receive adequate coverage and reimbursement from third-party payors, and are otherwise more appealing than available alternatives. Our primary competitors, as well as a number of other companies and medical researchers are pursuing new delivery devices, delivery technologies, sensing technologies, treatment techniques, procedures, drugs and other therapies for the monitoring, treatment and prevention of diabetes. Any breakthroughs in diabetes monitoring, treatment or prevention could reduce the potential market for our products or render our products obsolete altogether, which would significantly reduce our sales or cause our sales to grow at a slower rate than we currently expect. In addition, even the perception that new products may be introduced, or that technological or treatment advancements could occur, could cause consumers to delay the purchase of our products.

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
Our current business and growth strategy is highly dependent on our insulin pump and related products achieving and maintaining market acceptance. In order for us to sell our products to people with insulin-dependent diabetes, we must convince them, their caregivers and healthcare providers that our products are an attractive alternative to competitive products for the treatment of diabetes, including traditional insulin pump products and MDI therapies, as well as alternative diabetes monitoring, treatment or prevention methodologies. Market acceptance and adoption of our products depends on educating people with diabetes, as well as their caregivers and healthcare providers, about the distinct features, ease-of-use, beneficial treatment outcomes, and other perceived benefits of our products as compared to competitive products. If we are not successful in convincing existing and potential customers of the benefits of our products, or if we are not able to achieve the support of caregivers and healthcare providers for our products, our sales may decline or we may achieve sales below our expectations.
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

In addition, due to the current COVID-19 global pandemic, starting in March 2020 we temporarily discontinued in-person activities for our field-based sales and clinical employees and are utilizing technology to remotely engage healthcare providers and customers. While we have authorized limited in-person activities to resume, many restrictions persist that have been imposed by state and local governmental authorities or expert agencies, as well as by the health systems and professional organizations with which we interact. The scope and duration of these restrictions on our field-based employees remains highly uncertain, and it is difficult to predict the extent of any adverse impacts on the demand for our products resulting from these restrictions.
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
A key element of our business strategy involves our sales, marketing, clinical and customer service personnel driving adoption of our products. We have significantly increased the number of sales, marketing, clinical and customer service personnel employed by us since we commenced commercial sales. However, we have faced considerable challenges in growing and managing these resources, including with respect to recruiting, training and assimilation of sales territories. We expect to continue to face significant challenges as we seek to further increase the number of our sales, clinical and customer service personnel in order to optimize the coverage of our existing sales territories, as well as expand the number and scope of our existing sales territories. These challenges may be even greater in connection with our commercial expansion outside of the United States, where we have limited experience. Unexpected turnover among our sales, marketing, clinical and customer service personnel, or unanticipated challenges in recruiting additional personnel, would have a negative impact on our ability to achieve our sales projections. Further, if a sales, marketing or clinical representative was to depart and be retained by one of our competitors, we may fail to prevent him or her from helping competitors solicit business from our existing customers, which could adversely affect our sales. Similarly, if we are not able to recruit and retain a network of diabetes educators and customer service personnel, we may not be able to successfully train and service new customers, which could delay new sales and harm our reputation.
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
For the year ended December 31, 2020, our two largest independent distributors in the United States collectively comprised approximately 29% of our worldwide sales, and our three largest independent international distributors collectively comprised approximately 53% of our international sales. If any of our key independent distributors were to cease to distribute our products or reduce their promotion of our products as compared to the products of our competitors, our sales could be adversely affected. In that case, we may need to seek alternative independent distributors or increase our reliance on our other independent distributors or our direct sales representatives, which may not prevent our sales from being adversely affected.

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
We operate in a competitive and rapidly evolving market. Important industry changes, such as the FDA approval and launch of new products by our competitors, as well as changes specific to our business, such as the timing of our launch of new products currently in development, increasing reliance on digital health products and connected devices, and our potential expansion of commercial sales in international markets, combine to make it more difficult for us to predict our future sales and operating results, as well as our expected timeframe to achieve profitability. The significant uncertainty resulting from the COVID-19 global pandemic will make it more difficult for us to accurately forecast our financial results and achieve sustained profitability. In assessing our business prospects, you should consider these factors as well as the various risks and difficulties frequently encountered by companies in competitive and rapidly evolving markets, particularly those companies that manufacture and sell medical devices.
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
•manage cybersecurity and other technological risks associated with our expanding portfolio of digital health products, and align these products to a dynamic threat landscape.
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
Our ability to achieve profitability will depend, in part, on our ability to reduce the per-unit cost of our products while also increasing production volume.
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
•government-mandated or voluntary closures of, or operational limitations impacting, our manufacturing facilities; and
•potential damage to or destruction of our manufacturing equipment or manufacturing facilities.

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
In response to the COVID-19 global pandemic, in early 2020 we initiated discussions with our key suppliers regarding their abilities to fulfill existing orders and we have continued to regularly assess their capacity. At various times during 2020, our primary infusion set manufacturer experienced certain inventory constraints which resulted in us requesting some customers to accept substitutions of similar products to prevent delays in order fulfillment. Additionally, during 2020 our cartridge inventory was below our targeted stocking levels. We now have finished goods and raw material inventory on hand across all products that meets targeted stocking levels. Currently, we do not anticipate a significant disruption in our ability to manufacture insulin pumps and cartridges, nor do we anticipate our third-party manufacturers will be unable to provide sufficient quantities to meet product demand. If we experience these or similar manufacturing challenges in the future, it could have a negative impact on product sales and harm our reputation.
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
Although we operate in multiple locations, most of our current operations are still conducted in San Diego, California, including our final pump assembly and related manufacturing processes, and most research and development, management and administrative functions. In addition, the majority of our inventories of component supplies and finished goods is stored at two facilities in San Diego. Over the past year we substantially expanded various quality and customer and technical support activities in Boise, Idaho. We take precautions to safeguard our facilities, including by acquiring insurance, employing back-up generators, adopting health and safety protocols and utilizing off-site storage of computer data. However, vandalism, terrorism or a natural disaster, such as an earthquake, fire or flood, or other catastrophic event, could damage or destroy our manufacturing equipment or our inventories of component supplies and finished goods, cause substantial delays in our operations, result in the loss of key information, result in reduced sales, and cause us to incur additional expenses. Our insurance coverage may not be sufficient to provide coverage with respect to the damages incurred in any particular case, and our insurance carrier may deny coverage with respect to all or a portion of our claims. Regardless of the level of insurance coverage or other precautions taken, damage to our facilities may have a material adverse effect on our business, financial condition and operating results.

We may not experience the anticipated operating efficiencies from the transition of our manufacturing and warehousing operations.
At the beginning of 2018 we completed the transition of our manufacturing operations to a facility located on Barnes Canyon Road in San Diego, and during the fourth quarter of 2019 we commenced operations at a new logistics warehouse in San Diego. We expect that both of these actions will allow for future capacity for product manufacturing and warehousing expansion. However, we may not experience the anticipated operating efficiencies at either facility. In addition, beginning in 2020 we outsourced a portion of our cartridge manufacturing demand to an experienced third-party contract manufacturer and it is possible that we may consider outsourcing other aspects of our operations in the future. If we fail to achieve the operating efficiencies that we anticipate, our manufacturing and operating costs may be greater than expected, which would have a material adverse impact on our operating results. In addition, we or our contract manufacturers may encounter problems during manufacturing for a variety of reasons, including failure to follow specific protocols and procedures, failure to comply with applicable regulations, equipment malfunction, component part supply constraints and environmental factors, any of which could delay or impede our ability to meet customer demand and have a material adverse impact on our business, financial condition and operating results. Further, because of the custom nature of our cartridge manufacturing process and product components, and the highly regulated nature of our products overall, in the event of any problems with a contract manufacturer, we may not be able to quickly establish additional or alternative arrangements.
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

Additionally, we may not be in a position to exercise sole decision-making authority regarding a collaboration, licensing or other similar arrangement, which could create the potential risk of creating impasses on decisions. Further, our collaborators and business partners may have economic or business interests or goals that are, or that may become, inconsistent with our business interests or goals. It is possible that conflicts may arise with our collaborators and other business partners, such as conflicts concerning the achievement of performance milestones, or the interpretation of significant terms under any agreement, such as those related to financial obligations, termination rights or the ownership or control or other licenses of intellectual property rights. If any conflicts arise with our current or future collaborators, they may act in their self-interest, which may be adverse to our best interest, and they may breach their obligations to us. In addition, we have limited control over the amount and timing of resources that our current collaborators, such as Dexcom and Abbott, or any future collaborators devote to our arrangement with them or our future products. Disputes between us and our current, future or potential collaborators may result in litigation or arbitration which would increase our expenses and divert the attention of our management. Further, these transactions and arrangements are contractual in nature and may be terminated or dissolved under the terms of the applicable agreements and, in such event, we may not continue to have rights to the products relating to such transaction or arrangement or may need to purchase such rights at a premium.
For example, we have entered into multiple development and commercialization agreements with Dexcom, which provide us non-exclusive licenses to integrate various currently available and future generations of Dexcom CGM technology with our insulin pump products. Under certain circumstances, these agreements may be terminated by either party without cause or on short notice. Our current agreements with Dexcom do not grant us rights to integrate future generations of Dexcom CGM technology, other than G7 CGM devices, with any of our current or future products. Termination of any of our agreements with Dexcom would require us to redesign certain current products and products under development, and attempt to integrate an alternative CGM system into our insulin pump systems, which would require significant development and regulatory activities that could result in an interruption or substantial delay in the availability of the product to our customers. The termination of our existing commercial agreements with Dexcom would disrupt our ability to commercialize our existing products and our development of future products, which could have a material adverse impact on our financial condition and results of operations, negatively impact our ability to compete and cause our stock price to decline.
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
In addition to the risks regarding information technology systems and processing of sensitive information, our insulin pumps and other products rely on software, some of which is developed by third-party service providers, that could contain unanticipated vulnerabilities, which could make our products subject to computer viruses, cyber-attacks, or failures. These risks significantly increased when we received FDA clearance of our Tandem Device Updater, which enables customers to remotely update software on their insulin pumps and may be higher following the launch of our new mobile application in the second half of 2020. We may also face new risks relating to our information technology systems as we continue to commercialize our products outside of the United States and are subject to additional regulations relating to the use and protection of personal information and as we launch new mobile applications or new features to our existing applications.
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
We experienced a breach of our information technology systems in January 2020.
On January 17, 2020, we learned that an unauthorized person gained access to an employee’s email account through a cyber-attack commonly known as “phishing.” We investigated the incident, and learned that a limited number of our employee email accounts may have been accessed by an unauthorized user in a similar manner between January 17, 2020 and January 20, 2020. Our continued investigation indicated that customer information, as well as proprietary Company information, may have been contained in one or more of the employee email accounts affected by the incident. Our investigation has not determined whether an unauthorized person viewed any such information. As a result of this incident, we are presently defending a class action lawsuit entitled Joseph Deluna et al v. Tandem Diabetes Care, Inc., which is pending in the Superior Court of the State of California in the County of San Bernardino.
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
There are a number of domestic and international laws protecting the privacy and security of personal information. These laws include the U.S. Health Insurance Portability and Accountability Act of 1996 (HIPAA) and related regulations, U.S. state laws (such as the California Consumer Privacy Act (CCPA)), Canada’s Personal Information and Electronic Documents Act (PIPEDA) or the applicable provincial alternatives, the EU’s General Data Protection Regulation (GDPR), EU member states directives, or similar applicable laws. These laws place limits on how we may collect, use, share and store medical information and other personal information, and they impose obligations to protect that information against unauthorized access, use, loss, and disclosure. The putative class action lawsuit described above alleges violations of some of these laws.
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
We may also face new risks relating to data privacy and security as the United States, individual U.S. states or Canadian provinces, E.U. member states, and other international jurisdictions adopt or implement new data privacy and security laws and regulations as we continue to commercialize our products worldwide. For example, amendments to the CCPA, once effective, may impose additional requirements on us and increase our regulatory and litigation risk. As we continue to expand, our business will need to adapt to meet these and other similar legal requirements.
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
We may seek to grow our business through acquisitions of products or technologies, or investments in businesses, and the failure to successfully manage these acquisitions or investments, or the failure to integrate them with our existing business, could have a material adverse effect on our business, financial condition and operating results.
From time to time, we may consider opportunities to acquire or invest in other companies, products or technologies that may enhance our product platform or technology, expand the breadth of our markets or customer base, or otherwise advance our business strategies. Potential and completed acquisitions and investments involve numerous risks, including:
•problems assimilating the acquired products or technologies;
•issues maintaining uniform standards, procedures, controls and policies;
•unanticipated costs associated with acquisitions or investments;
•diversion of management’s attention from our existing business;
•risks associated with entering new markets in which we have limited or no experience; and
•increased legal and accounting costs relating to the acquisitions or to comply with regulatory requirements or other compliance matters.

We may experience one more or of those risks in connection with our acquisition of Sugarmate made in 2020. We do not know if we will be able to identify future acquisitions or investments we deem suitable, whether we will be able to successfully complete any such acquisitions or investments on favorable terms or at all, or whether we will be able to successfully integrate any acquired products or technologies into our business. Our potential inability to integrate any acquired products or technologies effectively may adversely affect our business, operating results and financial condition.
Risks Related to Our Future Financings and Financial Results
We may need or otherwise determine to raise additional funds in the future and if we are unable to raise additional funds when necessary or desirable, we may not be able to achieve our strategic objectives.
At December 31, 2020, we had $484.9 million in cash, cash equivalents and short-term investments. Our management expects the continued growth of our business, including the expansion of our customer service infrastructure to support our growing base of customers, our plans to expand commercial sales of our products outside of the United States, the growth of our manufacturing and warehousing operations, increase the size of our facility footprint due to increasing headcount and additional R&D activities, will continue to increase our expenses. In addition, the amount of our future product sales is difficult to predict and actual sales may not be in line with our forecasts. Accordingly, our future capital requirements will depend on many factors, including:
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
•expenses we may incur or other financial commitments we may make in connection with current and potential new acquisitions, investments, business or commercial collaborations, development agreements or licensing arrangements;
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
We rely primarily on patent, trademark and trade secret laws, as well as confidentiality and non-disclosure agreements, to protect our proprietary technologies. As of December 31, 2020, our patent portfolio consisted of approximately 103 issued U.S. patents and 69 pending U.S. patent applications. Of these, our issued U.S. patents expire between approximately 2021 and 2038. We are also seeking patent protection for our proprietary technologies in other countries throughout the world. In addition, we also have 81 trademark registrations, including 19 U.S. trademark registrations and 62 foreign trademark registrations.
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
Although we maintain third-party product liability insurance coverage, it is possible that claims against us may exceed the coverage limits of our insurance policies. Even if any product liability loss is covered by an insurance policy, these policies typically have substantial deductibles for which we are responsible. In addition, we expect the cost of our product liability insurance will increase as our product sales increase and we may also increase the amount of our deductibles over time. Product liability claims in excess of applicable insurance coverage could have a material adverse effect on our business, financial condition and operating results. In addition, any product liability claim brought against us, with or without merit, could result in further increases of our product liability insurance premiums. Insurance coverage varies in cost and can be difficult to obtain, and we cannot guarantee that we will be able to obtain insurance coverage in the future on terms acceptable to us or at all. Our inability to obtain sufficient insurance coverage to protect against potential product liability claims could prevent or limit our commercialization of current products or products currently under development.

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

Any adverse event involving any products that we distribute, either domestically or internationally, could result in future voluntary corrective actions, such as recalls or customer notifications, or regulatory agency action, which could include inspection, mandatory recall or other enforcement action. For example, in 2020 we received a notice from the Australian Therapeutic Goods Administration, TGA, proposing to suspend the sale of our insulin pump products. Most of our historical pump sales in Australia were of our t:slim X2 with Dexcom G5 CGM and more recently we commenced sales of our t:slim X2 with Basal-IQ technology. To date we have not offered our Control-IQ technology in Australia. Although we provided a response to this initial regulatory inquiry, the TGA suspended our pump product sales in Australia commencing November 24, 2020. We are presently engaged in discussions with the TGA in an effort to lift the suspension. However, unless the decision is reversed or delayed we will be unable to continue to sell our pump products in Australia. Any corrective actions we take in response to this action or future matters with other regulatory bodies, whether voluntary or involuntary, will require the dedication of our time and capital, distract management from operating our business, may harm our reputation and financial results or could result in additional regulatory scrutiny in other geographies.
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
•federal and state physician self-referral laws, such as the Stark Law, that prohibit a physician from referring Medicare or Medicaid patients to an entity providing “designated health services,” including a company that furnishes durable medical equipment, with which the physician has a financial relationship unless that financial relationship meets an exception under the applicable law;
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
Possible sanctions for violation of these laws include monetary fines, civil and criminal penalties, exclusion from Medicare, Medicaid and other federal healthcare programs, and forfeiture of amounts collected in violation of those prohibitions and in some circumstances, treble damages. Any violation of these laws, or any action against us for violation of these laws, even if we successfully defend against it, could result in a material adverse effect on our reputation, business, financial condition and operating results. The reporting requirements under the Physician Payments Sunshine Act were recently expanded, and we will need to implement additional processes and controls in order to comply with these new tracking and disclosure obligations. Any failure to submit the required data in an accurate and timely manner may result in the imposition of civil monetary penalties. Recently, federal government agencies have issued final rules making modifications to the Anti-Kickback Statute “safe harbors” and the Stark Law regulations, and the full impact of how such modifications may impact the health care industry and our business operations is not yet known. Further, the federal government has recently published proposed rules for public comment which would make material modifications to HIPAA. It is unknown if or when these proposed rules may be adopted and what final form the proposed rules may take and how they may impact our business operations.
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
The Patient Protection and Affordable Care Act, a component of the Affordable Care Act (ACA), substantially changed the way healthcare is financed by both governmental and private insurers, encourages improvements in the quality of healthcare items and services, and significantly impacts the medical device industry. However, a number of legislative changes have been proposed and adopted since the ACA was enacted, and legislation has also been and will likely continue to be proposed that could modify or repeal the ACA. The uncertainties regarding the future of the ACA, and other healthcare reform initiatives, may have an adverse effect on our customers’ purchasing decisions regarding our products.
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
As of December 31, 2020, we had accumulated federal and state net operating loss (NOL) carryforwards of approximately $340.0 million, and $288.7 million, respectively, which included the reduction recorded in 2019 discussed below. Of the total federal NOL carryforwards, approximately $131.5 million were generated after January 1, 2018, and therefore do not expire. NOL generated after January 1, 2018, is subject to 80% limitation in accordance with the Tax Cuts and Jobs Act of 2017. The remaining federal NOL carryforwards of $208.5 million will begin to expire in 2026, and state tax loss carryforwards begin to expire in 2021, unless previously utilized. If there is an “ownership change” with respect to our company, as defined under Section 382 of the Code, the utilization of our NOL and research credit carryforwards may be subject to substantial limitations imposed by the Code, and similar state provisions. Limitations imposed on our ability to utilize NOL carryforwards could cause U.S. federal income taxes to be paid earlier than would be paid if such limitations were not in effect and could cause NOL carryforwards to expire unused, in each case reducing or eliminating the benefit of our NOL carryforwards. In general, an ownership change occurs whenever there is a shift in ownership of our company by more than 50% by one or more 5% stockholders over a specified time period.
We have completed analyses through December 31, 2020 to determine whether our net operating losses and credits are likely to be limited by Section 382. Based on the 2018 study completed in 2019, the Company determined that offerings of our securities caused an ownership change, as defined under Section 382, in 2018 and the resulting limitation significantly reduced the Company’s ability to utilize its net operating loss and credit carryovers before they expire. As a result, in 2019 the Company significantly reduced its deferred tax assets for the net operating loss and research credit carryforwards that were projected to expire unused. In addition, future ownership changes under Section 382 may further limit the Company’s ability to fully utilize any remaining tax benefits.
In response to the COVID-19 global pandemic, the CARES Act was enacted on March 27, 2020, to provide aid and economic stimulus to the economy. Among other provisions, the CARES Act eliminates the 80% NOL limitation for tax years 2018, 2019, and 2020, and allows NOLs generated in those years to be carried back for five years. We believe that any impact of the CARES Act provisions are not significant to our financial position, results of operations or cash flows.
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

Risks Related to Our Convertible Senior Notes

We have indebtedness in the form of convertible senior notes, which could adversely affect our financial condition and our ability to respond to changes in our business.
In May 2020, we completed the offering of $287.5 million principal amount of 1.50% Convertible Senior Notes due 2025 (the Notes), which we refer to as the Note Offering. Holders of the Notes will have the right to require us to repurchase their Notes upon the occurrence of a fundamental change (as defined in the indenture governing the Notes) at a purchase price equal to 100% of the principal amount of the Notes to be purchased, plus accrued and unpaid interest, if any. In addition, upon conversion of the Notes, unless we elect to deliver solely shares of our common stock to settle such conversion, we will be required to make cash payments in respect of the Notes being converted. Furthermore, the indenture governing the Notes provides that, in the event of an event of default (as defined in the indenture) for the Notes, it may result in the principal, premium, if any, and interest, if any, becoming due prior to the maturity date for the Notes. There can be no assurance that we will be able to pay these amounts when due, or that we will be able to refinance this indebtedness on acceptable terms or at all.
As a result of our increased level of indebtedness after the completion of the Notes Offering:
•our level of vulnerability to adverse economic conditions and competitive pressures will be heightened;
•we will be required to dedicate a portion of our liquidity position or cash flow from operations to interest payments, limiting the availability of cash for other purposes;
•our flexibility in planning for, or reacting to, changes in our business and industry may be more limited; and
•our ability to obtain additional financing in the future for working capital, capital expenditures, acquisitions, investments or general corporate purposes may be impaired.

We cannot be sure that our leverage resulting from the completion of the Notes Offering will not materially and adversely affect our ability to finance our operations or capital needs or to engage in other business activities. In addition, we cannot be sure that additional financing will be available when required or, if available, will be on terms satisfactory to us.

Servicing the Notes will require a significant amount of cash, and we may not have sufficient cash flow from our business to repay the Notes.
Our ability to make scheduled payments of the principal and interest on or to refinance the Notes depends on our future business operations and liquidity, which are subject, to some extent, on economic, financial, regulatory, competitive and other factors that are beyond our control, including, without limitation, market acceptance of our products, regulatory approval for our products under development, and the impacts and disruptions caused by the COVID-19 global pandemic. Our business may not generate or sustain a level of cash flow from operations sufficient to service the Notes and any future indebtedness we may incur, while operating our business and making necessary capital expenditures. If we are unable to generate such cash flow, we may be required to adopt one or more alternatives, such as reducing or delaying capital expenditures, selling or licensing assets, refinancing indebtedness, or obtaining additional equity capital. These alternative measures may not be successful and may not permit us to meet our scheduled debt service obligations. Our ability to successfully engage in these activities will depend on a number of factors, including the value of our assets, our operating results and financial condition, the value of our common stock, and the status of the capital markets at such time. We may not be able to engage in any of these activities on commercially reasonable terms or at all, which could result in a default on the Notes or our future indebtedness.
We may incur substantial additional debt or take other actions which could diminish our ability to make payments on the Notes.
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
We may not have the ability to raise the funds necessary to repurchase the Notes upon a fundamental change, or to settle conversions of the Notes, and our future indebtedness may contain limitations on our ability to pay cash upon repurchase or conversion of the Notes.
Holders of the Notes have the right to require us to repurchase their Notes upon the occurrence of a fundamental change at a repurchase price equal to 100% of the principal amount of the Notes to be repurchased, plus accrued and unpaid interest, if any. In addition, upon conversion of the Notes, unless we elect to deliver solely shares of our common stock to settle such conversion, we will be required to make cash payments in respect of the Notes being converted. However, we may not have enough available cash or be able to obtain financing at the time we are required to make repurchases of Notes surrendered therefor or Notes being converted. In addition, our ability to repurchase the Notes or to pay cash upon conversions of the Notes may be limited by law, by regulatory authority or by agreements governing our future indebtedness. Our failure to repurchase Notes at a time when the repurchase is required by the indenture, or to pay any cash payable on future conversions of the Notes as required by the indenture, would constitute an event of default under the indenture. An event of default under the indenture, or the fundamental change itself, could also lead to an event of default under agreements governing any future indebtedness we may have issued. If the repayment of the related indebtedness were to be accelerated, we may not have sufficient funds to repay the indebtedness, while also repurchasing the Notes or making cash payments upon conversions thereof.
The conditional conversion feature of the Notes may adversely affect our liquidity.
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

The accounting method for convertible debt securities that may be settled in cash, such as the Notes, could have a material effect on our reported financial results.
Under Accounting Standards Codification 470-20, Debt with Conversion and Other Options, an entity must evaluate the ability to separately account for the liability and equity components of the convertible debt instruments (such as the Notes) that may be settled entirely or partially in cash upon conversion in a manner that reflects the issuer’s economic interest cost. The determination of the effect of the guidance on the accounting for the Notes is that the equity component has been included in the additional paid-in capital section of stockholders’ equity on our consolidated balance sheet at the issuance date, and the value of the equity component has been treated as debt discount for purposes of accounting for the debt component of the Notes. As a result, we have recorded non-cash interest expense as a result of the amortization of the discounted carrying value of the Notes to their face amount over the term of the Notes. Accordingly, we have reported a greater net loss in our financial results because the guidance requires interest to include both the amortization of the debt discount and the instrument’s coupon interest rate, which could adversely affect the trading price of our common stock.
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
In June 2020, the Financial Accounting Standards Board issued ASU No. 2020-06, Accounting for Convertible Instruments and Contracts in an Entity’s Own Equity, which is intended to simplify the accounting for convertible instruments. Under the new guidance, an entity is no longer required to separately account for the liability and equity components of convertible debt instruments. ASU 2020-06 is effective for public business entities for fiscal years beginning after December 15, 2021, including interim periods within those fiscal years. Early adoption is permitted for fiscal years beginning after December 15, 2020, including interim periods within those fiscal years. The Company is in the process of determining whether to early adopt the new standard and the method of adoption. When we adopt this new guidance, this could have the impact of reducing non-cash interest expense, and thereby reducing our net loss, or increasing our net income.
Conversion of the Notes will, to the extent we deliver shares upon conversion of such Notes, dilute the ownership interest of existing stockholders and may otherwise have a negative impact on the trading price of our common stock.
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
The fundamental change repurchase feature of the Notes may delay or prevent an otherwise beneficial takeover attempt.
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
The Capped Call Transactions may affect the value of the Notes and our common stock.
In connection with the issuance of the Notes, we entered into capped call transactions (the Capped Call Transactions) with the option counterparties. The Capped Call Transactions are expected generally to reduce the potential dilution to our common stock upon any conversion of the Notes and/or offset any cash payments we are required to make in excess of the principal amount of converted Notes, as the case may be, with such reduction and/or offset subject to a cap.

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
We are subject to counterparty risk with respect to the Capped Call Transactions.
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
Item 1B.    Unresolved Staff Comments.
Not applicable.
Item 2.    Properties.
Substantially all of our operations are currently conducted at leased facilities, including our manufacturing processes, research and development activities, customer and technical support, and management and administrative functions. As of December 31, 2020, we occupied facilities with an aggregate total of approximately 352,000 square feet, as follows:
•Roselle Street Leases: 77,458 square feet of general office and laboratory space located on Roselle Street in San Diego, California. All of our existing leases for facilities on Roselle Street are scheduled to expire in May 2023.
•Vista Sorrento Parkway Lease: 59,013 square feet of general office space located on Vista Sorrento Parkway in San Diego, California, which is scheduled to expire in January 2023. We have a one-time option to extend the term of the Vista Sorrento Parkway Lease for a period of four years, by delivering written notice to the landlord in accordance with the terms of the lease.
•Barnes Canyon Lease: 48,880 square feet of general office, manufacturing and warehouse space located on Barnes Canyon Road in San Diego, California, which is scheduled to expire in November 2023. We have a one-time option to extend the term of the Barnes Canyon Lease for a period of not less than three years and not greater than five years, by delivering notice to the landlord in accordance with the terms of the lease.
•Marindustry Place Lease: 40,490 square feet of general office and warehouse space located on Marindustry Place in San Diego, California, which is scheduled to expire in April 2026. We have a one-time option to extend the term of the Marindustry Place Lease for a period of no less than three years and no more than five years by delivering written notice to the landlord in accordance with the terms of the lease.

•High Bluff Lease: 30,703 square feet of general office space located on High Bluff Drive in San Diego, California. The High Bluff Lease is scheduled to expire in March 2022.
•Shoreline Lease: 94,562 square feet of general office space located on Shoreline Drive in Boise, Idaho. The Shoreline Lease term commenced in July 2020, and is scheduled to expire in June 2027. We have a one-time option to extend the term of the Shoreline Lease for a period of three years by delivering written notice to the landlord in accordance with the terms of the lease.
•Markham Lease: 667 square feet of general office space located in Markham, Ontario, Canada. This is a month-to-month lease that can be canceled by delivering written notice to the landlord in accordance with the terms of the lease.
We believe that the facilities that we presently occupy will be sufficient to support our current operations and that suitable additional facilities would be available to us should our operations require it.
Item 3.    Legal Proceedings.

In May 2020, we were named as a defendant in three California state court class action lawsuits arising from a data breach that we experienced in January 2020. Collectively, these lawsuits seek statutory, compensatory, actual, and punitive damages; equitable relief, including restitution; pre- and post-judgment interest; injunctive relief; and attorney fees, costs, and expenses from us. On July 24, 2020, these three pending lawsuits were consolidated into a single case in the Superior Court of the State of California in the County of San Bernardino entitled Joseph Deluna et al v. Tandem Diabetes Care, Inc. The consolidated case alleges violations of the Confidentiality of Medical Information Act (CMIA), CCPA, California’s Unfair Competition Law (UCL), and breach of contract. We filed a demurrer seeking dismissal of all claims, which was heard by the Court on October 27, 2020, and which resulted in the following outcome: (i) the demurrer of the CMIA claim was denied; and (ii) the demurrer of the CCPA, UCL, and contract claims were sustained with leave to amend the pending complaint. A second amended complaint was filed by the plaintiffs on November 25, 2020 and we filed a demurrer to such second amended complaint on December 28, 2020.
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

Although we intend to vigorously defend against these claims, there is no guarantee that we will prevail. Accordingly, we are unable to determine the ultimate outcome of these lawsuits or determine the amount or range of potential losses associated with the lawsuits.

From time to time, we are involved in various other legal proceedings arising from or related to claims incident to the normal course of our business activities, including actions with respect to intellectual property, employment, regulatory, product liability and contractual matters. Although the results of such legal proceedings and claims cannot be predicted with certainty, we believe we are not currently a party to any legal proceeding(s) which, if determined adversely to us, would, individually or taken together, have a material adverse effect on our business, operating results, financial condition or cash flows. However, regardless of the merit of the claims raised or the outcome, legal proceedings may have an adverse impact on us as a result of defense and settlement costs, diversion of management time and resources, and other factors.

Item 4.    Mine Safety Disclosures.
Not applicable.

Item 5.    Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.
Market Information
Our common stock began trading on the Nasdaq Global Market on November 14, 2013 under the symbol “TNDM.” Prior to such time, there was no public market for our common stock. The following table sets forth the high and low intraday sales prices per share of our common stock as reported on the Nasdaq Global Market for the period indicated.

	Price Range
	High	Low
Year Ended December 31, 2020
First Quarter	$91.65	$43.69
Second Quarter	$99.33	$59.24
Third Quarter	$116.89	$91.93
Fourth Quarter	$123.74	$84.56

Year Ended December 31, 2019
First Quarter	$74.81	$32.00
Second Quarter	$72.19	$51.37
Third Quarter	$74.30	$56.69
Fourth Quarter	$71.99	$52.31
Holders of Record
As of February 19, 2021, there were approximately 44 holders of record of our common stock. The actual number of common stockholders is greater than the number of record holders, and includes stockholders who are beneficial owners, but whose shares are held in street name by brokers and other nominees. This number of holders of record also does not include stockholders whose shares may be held in trust by other entities.
Securities Authorized for Issuance under Equity Compensation Plans
Information about our equity compensation plans, as set forth in this Annual Report under the caption “Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters” in Part III, Item 12, is incorporated herein by reference.
Unregistered Sales of Equity Securities
None.
Repurchases of Equity Securities
We did not repurchase any of our equity securities during the years ended December 31, 2020 and 2019.

PART II
Item 6.    Selected Financial Data.
The selected financial data presented below under the heading “Consolidated Statement of Operations Data” for the years ended December 31, 2020, 2019, and 2018 and the selected financial data presented below under the heading “Consolidated Balance Sheet Data” as of December 31, 2020 and 2019 have been derived from our audited consolidated financial statements included in Part II, Item 8 of this Annual Report. The selected financial data presented below under the heading “Consolidated Statement of Operations Data” for the years ended December 31, 2017 and 2016 and the selected financial data presented below under the heading “Consolidated Balance Sheet Data” as of December 31, 2018, 2017 and 2016 are derived from our audited consolidated financial statements not included in this Annual Report. The selected financial data presented below should be read in conjunction with the information included under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Part II, Item 7 and the consolidated financial statements and the related notes in Part II, Item 8. Our historical financial results for any prior period are not necessarily indicative of results to be expected in any future period.
Consolidated Statement of Operations Data:

(in thousands, except per share data)	Year Ended December 31,
	2020	2019	2018	2017	2016
Sales	$498,830	$362,305	$183,866	$107,601	$84,248
Cost of sales	238,310	168,093	94,044	63,507	60,656
Gross profit	260,520	194,212	89,822	44,094	23,592
Operating expenses:
Selling, general and administrative	204,903	165,735	105,226	86,377	82,834
Research and development	63,574	45,199	29,227	20,661	18,809
Total operating expenses	268,477	210,934	134,453	107,038	101,643
Operating loss	(7,957)	(16,722)	(44,631)	(62,944)	(78,051)
Total other income (expense), net	(28,325)	(7,882)	(77,929)	(10,081)	(5,411)
Loss before income taxes	(36,282)	(24,604)	(122,560)	(73,025)	(83,462)
Income tax expense (benefit)	(1,900)	149	51	8	(15)
Net loss	$(34,382)	$(24,753)	$(122,611)	$(73,033)	$(83,447)
Net loss per share, basic and diluted	$(0.56)	$(0.42)	$(2.55)	$(12.87)	$(27.30)
Weighted average shares used to compute basic and diluted net loss per share	60,990	58,507	48,129	5,677	3,057
Consolidated Balance Sheet Data:

(in thousands)	As of December 31,
	2020	2019	2018	2017	2016
Cash and cash equivalents	$94,613	$51,175	$41,826	$13,700	$44,678
Short-term investments	$390,323	$125,283	$87,201	$479	$8,860
Working capital	$533,383	$176,745	$121,597	$28,071	$60,616
Property and equipment, net	$50,022	$32,923	$17,151	$19,631	$18,409
Total assets	$716,415	$326,110	$206,294	$95,346	$112,392
Notes payable	$202,984	$—	$—	$76,541	$78,960
Total stockholders’ equity (deficit)	$366,305	$194,979	$131,275	$(29,148)	$(5,927)

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
Overview
We are a medical device company with a positively different approach to the design, development and commercialization of products for people with insulin-dependent diabetes. Diabetes management can vary greatly person-to-person, creating multiple market segments based on clinical needs and personal preferences. We aim to improve and simplify the lives of all people living with insulin-dependent diabetes and those of their healthcare providers, by delivering innovative hardware and software solutions, as well as best-in-class customer support. Our goal is to lead in insulin therapy management by building a robust ecosystem and portfolio of data-driven products and services around our flagship insulin pumps. We believe our competitive advantage is rooted in our consumer-focused approach, and the incorporation of modern and innovative technology into our product offerings. Our manufacturing, sales and support activities principally focus on our flagship pump platform, the t:slim X2 Insulin Delivery System (t:slim X2) and our complementary product offerings.
Since our initial commercial launch, we have been able to rapidly innovate and bring more products to market than our competitors. We have commercially launched seven insulin pump configurations in the United States since 2012 and three insulin pump configurations outside the United States since 2018. Today, our software-updatable t:slim X2 hardware platform represents 100% of our new pump shipments.
Our simple-to-use t:slim X2 is based on our proprietary technology platform and is the smallest durable insulin pump available. We have commercially offered our pump technology integrated with three generations of Dexcom’s continuous glucose monitoring (CGM) sensors. The t:slim X2 is the only pump on which remote software updates have been commercially available in the United States. This experience, which offers and supports different software updates, provides us with a unique competitive advantage. Two of our updates provided our users access to our AID algorithms, Basal-IQ technology and Control-IQ technology. Basal-IQ technology launched in August 2018 and is a predictive low glucose suspend feature that is designed to temporarily suspend insulin delivery to help reduce the frequency and duration of hypoglycemic events. Control-IQ technology launched in January 2020 and is an advanced hybrid-closed loop feature, designed to help increase a user's time in targeted glycemic range. It is the first and only system cleared by the FDA to deliver automatic correction boluses in addition to adjusting insulin to help prevent high and low blood sugar. Outside the United States we began selling efforts with t:slim X2 with Dexcom G5 integration in the third quarter of 2018, offering no-cost software updates for Basal-IQ technology in the third quarter of 2019 and for Control-IQ technology beginning in the third quarter of 2020. We intend to complete our scaled launch of Control-IQ technology outside the United States in the first half of 2021, subject to securing necessary regulatory clearances or approvals. We continue to offer both AID algorithms on the market to support the varying needs of people living with diabetes.
Our insulin pump products are generally considered durable medical equipment and have an expected lifespan of at least four years. In addition to insulin pumps, we sell disposable products that are used together with our pumps and are replaced every few days, including cartridges for storing and delivering insulin, and infusion sets that connect the insulin pump to a user’s body, as well as a variety of accessories designed for enhanced usability. We also offer t:connect, a web-based data management application that provides users, their caregivers and their healthcare providers with a fast, easy and visual way to display diabetes therapy management data from our pumps, integrated CGMs and supported blood glucose meters.

In the four-year period ended December 31, 2020, we shipped more than 215,000 insulin pumps, which is representative of our estimated global installed customer base, assuming the typical four-year reimbursement cycle. More than 170,000 of these pumps were shipped to customers in the United States, and nearly 45,000 were shipped to international markets.
For the years ended December 31, 2020, 2019 and 2018, our consolidated sales were $498.8 million, $362.3 million, and $183.9 million, respectively. For the years ended December 31, 2020, 2019 and 2018, our net loss was $34.4 million, $24.8 million, and $122.6 million, respectively. Worldwide pump sales accounted for 63%, 68%, and 67% of our total sales, respectively, for the years ended December 31, 2020, 2019 and 2018, while pump-related supplies and accessories accounted for the remainder in each year. Our accumulated deficit as of December 31, 2020 and 2019 was $659.2 million and $624.8 million, respectively. These amounts included $292.1 million and $216.6 million of non-cash stock-based compensation charges and non-cash changes in the fair value of common stock warrants as of December 31, 2020 and 2019, respectively.
In support of our digital health strategy, we continue to offer and improve t:connect and the Tandem Device Updater, and also develop and launch other complementary offerings. In the first quarter of 2020, we began a limited launch in the United States of our first-generation t:connect mobile application, followed by general availability in July 2020. This mobile app wirelessly uploads pump data to our t:connect diabetes management application, receives notification of pump alerts and alarms, and provides a discrete, secondary display of glucose and insulin data. The availability of this mobile app is intended to reduce patient burden and increase healthcare provider office efficiency by reducing the manual and more time-consuming steps historically required for data extraction. In addition, in the second quarter of 2020, we acquired Sugarmate, the developer of a popular app designed to help people visualize diabetes therapy data in innovative ways that also connects with many other popular, consumer-friendly devices. We intend to support the Sugarmate app in addition to our t:connect mobile app to provide a wide variety of features intended to benefit a broad community of people with diabetes.
In the United States, we have rapidly increased sales since the commercial launch of our first product by expanding our sales, clinical and marketing organization, by developing, commercializing and marketing multiple differentiated products that utilize our proprietary technology platform and consumer-focused approach, and by providing strong customer support. Our sales have further increased following our scaled product launches in geographies outside the United States. We believe that by demonstrating our product benefits and the shortcomings of existing insulin therapies, more people will choose our insulin pumps for their therapy needs, allowing us to further penetrate and expand the market worldwide. In addition, we believe publications, such as the results from studies using Control-IQ technology that were published in the New England Journal of Medicine in October 2019 and August 2020, and post-market real-world data will be valuable in demonstrating the clinical outcome benefits derived from our system to healthcare providers and payors. We also believe we are positioned well to address consumers’ needs and preferences with our current products and products under development and by offering customers access to our future innovations through the Tandem Device Updater, as they are approved by the local regulating bodies. At the same time, by innovating and offering new product features and benefits using our t:slim X2 platform, we are able to leverage a shared global manufacturing and supply chain infrastructure. In the United States, we are able to leverage a single sales, marketing, and clinical organization, as well as our customer support services. In Canada, we have a separate sales organization and our customer support infrastructure benefits from close collaboration with our United States organization. In other international geographies, we have contracted with experienced distribution partners to commercialize and support our t:slim X2 platform.
COVID-19 Global Pandemic Impact and Considerations
We are deemed an essential healthcare business under applicable governmental orders based on the critical nature of the products we offer and the communities we serve. We experienced a modest impact from the COVID-19 global pandemic during the first quarter of 2020, which became more pronounced beginning in the second quarter and continuing through the end of the year. We originally anticipated that our sales outside the United States would experience a greater proportional impact due to differences in the sales process in domestic versus international markets. Initially, the impact on our business was relatively consistent worldwide but we have since seen varying degrees of impact in international markets based on local conditions. We anticipate that our sales and operating results will continue to be adversely impacted and subject to unpredictable variability for the duration of the pandemic. For example, we have experienced delays in certain programs of up to three or six months from when they were originally planned, such as human factors studies associated with our product development efforts. In addition, regulatory timelines may be difficult to predict as the FDA has stated that its review process may take longer than normal due to the impact of the COVID-19 global pandemic. The full extent of the impact of the COVID-19 global pandemic on our future business and operations is difficult to estimate and will depend on a number of factors including the scope and duration of the COVID-19 global pandemic and the relative impact of COVID-19 on the business operations of our contract manufacturers, suppliers and competitors.

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
In response to developments surrounding the COVID-19 global pandemic, we initiated discussions with our key suppliers in early 2020 regarding their abilities to fulfill existing orders, and we have continued to regularly assess their capacity. During the first six months of 2020, we experienced certain challenges managing our inventory, primarily due to the impacts of the COVID-19 global pandemic. For example, in the first quarter of 2020, we observed customers purchasing cartridges and infusion sets at a higher rate than anticipated. In addition, during the second quarter of 2020, our infusion set manufacturer experienced certain inventory constraints which resulted in us asking some customers to accept substitutions of similar products to prevent delays in order fulfillment. At this time, we believe many of our suppliers are deemed essential businesses under applicable governmental orders, and we have not experienced, and do not anticipate experiencing, disruption in our ability to manufacture insulin pumps and cartridges due to component procurement limitations. Additionally, our third-party cartridge manufacturer completed validation and commenced commercial-scale manufacturing near the end of the first quarter to supplement our existing cartridge manufacturing capacity, which we believe will assist us in meeting product demand in future periods. Our finished goods and raw material inventory, as well as available manufacturing capacity, position us well to respond to unforeseen disruptions in the near term.
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
We are prudently managing our use of cash and completed a convertible debt financing in May 2020 to further strengthen our balance sheet. We believe that our total cash and investments on hand are sufficient to sustain our existing operations for at least the next 12 months from the date of this filing. In the meantime, we are focused on making necessary investments in the organization as originally planned to continue to progress against our long-term sales and profitability initiatives, including recruitment of key employees, advancement of our R&D pipeline, and implementation of technology solutions. We will continue to evaluate our business operations and strategy based on new information as it becomes available and will make changes that we consider necessary in light of this information.
Products Under Development
Our products under development support our strategy of focusing on both consumer and clinical needs, and include a connected (mobile) health offering, a next-generation hardware platform, which we refer to as the t:sport Insulin Delivery System (t:sport), AID system enhancements, and additional CGM integrations with our current and future products. We intend to leverage our consumer-focused approach and proprietary technology platform to continue to develop products that have the features and functionality that will allow us to meet the needs of people in differentiated segments of the insulin-dependent diabetes market, including the following:

•Connected (Mobile) Health Offerings – In July of 2020, we began offering the first version of our t:connect mobile application that wirelessly uploads pump data to our cloud-based t:connect diabetes management application, receives notification of pump alerts and alarms, and provides a discrete, secondary display of glucose and insulin data. Future updates of our mobile application are planned to include mobile bolus delivery, additional pump control features, integrate other health-related information from third-party sources and support future capabilities for our products under development. We plan to transition our mobile health offerings to a single, global digital platform, which is intended to provide all users, including pump users, caregivers and healthcare providers, with a simplified and tailored user experience. The platform is being designed to enhance the user experience, streamline the pump and supplies purchasing process, and provide internal efficiencies. In the future, data from our centralized system may be used for new product development, continuous product improvement, and for the generation of health economic outcomes data, and may ultimately support other advanced technology and patient monitoring services.
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
•Additional CGM Integration – In June 2020 we announced an agreement with Abbott to develop and commercialize integrated diabetes solutions that combine Abbott’s CGM technology with our insulin delivery systems to provide more options for people to manage their diabetes. Following the completion of our integrated product development work, and after obtaining required regulatory clearances or approvals, we intend to focus our initial commercial activities on integrated products in the U.S. and Canada, with additional geographies considered in the future.
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
In the four-year period ended December 31, 2020, we shipped more than 215,000 insulin pumps, which is representative of our estimated global installed customer base, assuming the typical four-year reimbursement cycle. Approximately 170,000 of these pumps were shipped to customers in the United States, and nearly 45,000 were shipped to international markets. In the year ended December 31, 2020, we shipped 90,771 insulin pumps worldwide, compared to 73,431 insulin pumps shipped in 2019.

Pump shipments to customers in the United States by fiscal quarter were as follows:

	Pump Units Shipped for Each of the Three Months Ended in Respective Years - U.S.
	March 31	June 30	September 30	December 31	Total
2012	—	9	204	844	1,057
2013	852	1,363	1,851	2,406	6,472
2014	1,723	2,235	2,935	3,929	10,822
2015	2,487	3,331	3,431	6,234	15,483
2016	4,042	4,582	3,896	4,418	16,938
2017	2,816	3,427	3,868	6,950	17,061
2018	4,444	5,447	7,379	12,935	30,205
2019	9,669	12,799	13,814	17,453	53,735
2020	13,158	14,735	18,380	24,552	70,825
Pump shipments to international customers by fiscal quarter were as follows:

	Pump Units Shipped for Each of the Three Months Ended in Respective Years - International
	March 31	June 30	September 30	December 31	Total
2018	N/A	N/A	1,055	3,233	4,288
2019	5,063	8,459	4,025	2,149	19,696
2020	4,220	3,952	3,641	8,133	19,946
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
In addition to working to achieve our sales growth expectations, in the long-term we intend to continue to leverage our infrastructure investments to realize additional manufacturing, sales, marketing and administration cost efficiencies with the goal of improving our operating margins and ultimately achieving sustained profitability. We achieved profitability for the first time in the fourth quarter of 2018, and again in both the fourth quarters of 2019 and 2020. Though we may be unable to achieve profitability consistently from period to period, we believe we can ultimately achieve sustained profitability by driving incremental sales growth in U.S. and international markets, meeting our pump renewal sales objectives, maximizing manufacturing efficiencies on increased production volumes, and leveraging the investments made in our sales, clinical, marketing and customer support organizations.

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
In the third quarter of 2018, we began the launch of our t:slim X2 hardware platform through distribution partners outside the United States, including in select European countries, Australia, New Zealand, and South Africa. The software version on the t:slim X2 hardware platform has progressed from Dexcom G5 CGM integration at initial launch, followed by Basal-IQ technology scaling across various international markets beginning in the second quarter of 2019, and more recently our Control-IQ technology beginning in the third quarter of 2020. Our launch of Control-IQ technology in international markets will continue to scale across all geographies through the first half of 2021, contingent upon regulatory and reimbursement approvals.
In the first quarter of 2020, we expanded into additional international markets, including initial orders to support product launches in France and Germany occurring in the second and third quarters of 2020, respectively. Our independent international distributor partners perform all sales, customer support and training in their respective markets. In Canada, we market with a direct sales force and, similar to the United States, use distribution partners for certain billing and fulfillment activities. Historically, we have experienced consistent levels of reimbursement for our products in the United States, but we expect the average sales price will vary in international markets based on a number of factors, such as the geographical mix, nature of the reimbursement environment, government regulations and the extent to which we rely on distributor relationships to provide sales, clinical and marketing support.
In general, in the United States we have experienced pump shipments being weighted heavily towards the second half of the year, with the highest percentage of pump shipments expected in the fourth quarter due to the nature of the reimbursement environment. Consistent with these historical seasonality trends, our domestic pump shipments have typically decreased significantly from the fourth quarter to the following first quarter. Internationally, we do not expect this same impact from seasonality associated with reimbursement, although the quarterly sales trends may be impacted by a number of factors, including summer vacations and product launches into new geographies. While the opportunity to transition former Animas customers positively impacted our 2019 quarterly sales trends worldwide, we did not see a material benefit in 2020.
During 2020, the COVID-19 global pandemic had a major impact on businesses around the world. While we experienced only a modest negative impact from the pandemic during the first quarter of 2020, which became more pronounced in the second quarter and remained through the end of the year, and we anticipate that our sales and operating results will continue to be adversely impacted for the duration of the pandemic. Starting in March 2020, we ceased nearly all in-person sales, marketing and training activities and adopted numerous other changes to our daily business operations. These changes primarily remain in effect as of the date of this report and it remains uncertain when we may be able to resume our normal operations. Accordingly, we anticipate that our sales may not follow historical trends and will be adversely impacted in the coming months as customers delay their purchasing decisions or physicians pause their prescriptions of new products. Our sales outside the United States have been negatively impacted due to similar disruptions. Initially, the impact was relatively consistent worldwide but we have since seen varying degrees of impact in international markets based on local conditions. The full extent of the impact of the COVID-19 global pandemic on our business and operations will depend on a number of factors, including the scope and duration of the pandemic, varying government responses to the pandemic and potential delays to product development timelines.
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

Cost of Sales
Historically, we have manufactured our pumps and disposable cartridges at our manufacturing facility in San Diego, California. Near the end of the first quarter of 2020, our third-party cartridge manufacturer completed validation and commenced commercial-scale manufacturing to supplement our existing cartridge manufacturing capacity. We expect to increase production capacity and volumes at our third-party cartridge manufacturer over the next 24 months. Infusion sets and pump accessories are manufactured by third-party suppliers. Cost of sales includes raw materials, labor costs, manufacturing overhead expenses, product training costs, royalties, freight, reserves for expected warranty costs, costs of supporting our digital health platforms, scrap and charges for excess and obsolete inventories. Manufacturing overhead expenses include expenses relating to quality assurance, manufacturing engineering, material procurement, inventory control, facilities, equipment, information technology and operations supervision and management. We anticipate that our cost of sales will continue to increase as our product sales increase.
Over the long term, we expect our overall gross margin percentage, which for any given period is calculated as sales less cost of sales divided by sales, to improve, as our sales increase and our overhead costs are spread over larger production volumes. We expect we will be able to leverage our manufacturing cost structure across our products that utilize the same technology platform and manufacturing infrastructure and will be able to further reduce per unit costs with increased automation, process improvements and raw materials cost reductions. We also expect our warranty cost per unit to decrease as we release additional product features and functionality utilizing the Tandem Device Updater. Pumps have, and are expected to continue to have, a higher gross margin percentage than our pump-related supplies. Therefore, the percentage of pump sales relative to total sales will have a significant impact on our overall gross margin percentage. In the event that customers delay their pump purchasing decisions or physicians pause in prescribing new pumps, whether as a result of the COVID-19 global pandemic, or for other reasons, it is possible that we may experience a higher percentage of pump-related supply sales than anticipated, which in turn could adversely impact our overall gross margin percentage. However, our overall gross margin percentage may fluctuate in future quarterly periods as a result of numerous factors aside from those associated with production volumes and product mix. For instance, as a result of the COVID-19 global pandemic we have implemented operational changes that may introduce unpredictable variability to our cost of sales, such as supplemental staffing, incremental expenses to protect the health, safety and welfare of our employees working on-site and to enable other employees to work remotely. In addition, as demand for our products increases, we may continue to make additional investments in manufacturing capacity or increase our reliance on third parties for manufacturing-related services, either of which could have a negative impact on our gross margins. Specifically, in 2020 we invested in additional manufacturing equipment to double our existing capacity in order to meet anticipated long-term demand for our cartridges, which may initially place downward pressure on the gross margin percentage associated with our pump-related supplies.
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

Selling, General and Administrative
Our selling, general and administrative (SG&A) expenses primarily consist of salary, cash-based incentive compensation, fringe benefits and non-cash stock-based compensation, which also includes our clinical, customer support, technical services, and insurance verification. We began expanding our U.S. field sales and clinical organization during the third quarter of 2019 to support an expected increase in demand for our products. We had approximately 90 sales territories in the United States as of December 31, 2020 and are expanding modestly to approximately 95 in 2021. Our existing territories are generally maintained by sales representatives and field clinical specialists, and supported by managed care liaisons, additional sales management and other customer support personnel, which have also been rapidly expanding to support our growing installed base. Our operations in Canada are comprised of approximately ten sales territories. Other significant SG&A expenses include those incurred for product demonstration samples, commercialization activities associated with new product launches, travel, trade shows, outside legal fees, independent auditor fees, outside consultant fees, insurance premiums, facilities costs and information technology costs. Overall, we expect our SG&A expenses, including the cost of our customer support infrastructure, to increase as our customer base grows in the United States and international markets. We will continue to evaluate, and may further increase, the number of our field sales and clinical personnel in order to optimize the coverage of our existing territories. Additionally, we realized a notable increase in non-cash stock-based compensation expense allocated to SG&A beginning in the third quarter of 2018, and again in the second quarter of 2019, due to the valuation of certain 2018 and 2019 employee stock option grants and the impact on the valuation of the significant increase in our stock price over the previous year. We recognized higher non-cash stock-based compensation expense through the first half of 2020, and experienced a reduction in expense beginning in the third quarter of 2020 as certain 2018 employee stock option grants became fully amortized. We anticipate that we will continue to see improvement in non-cash stock-based compensation as a percent of sales in future years. Our SG&A expenses may be affected by our response to the COVID-19 global pandemic, including reduced spending in areas such as non-essential employee travel, which may be offset by increased spending to support measures designed to prioritize the retention, health, safety and welfare of our employees. In the longer term, SG&A expenses may also increase due to anticipated costs associated with additional compliance and regulatory reporting requirements.
Research and Development
Our research and development (R&D) activities primarily consist of engineering and research programs associated with our products under development, as well as activities associated with our core technologies and processes. R&D expenses are primarily related to employee compensation, including salary, cash-based incentive compensation, fringe benefits, non-cash stock-based compensation and temporary employee expenses. We also incur R&D expenses for supplies, development prototypes, outside design and testing services, depreciation, allocated facilities and information services, clinical trial costs, payments under our licensing, development and commercialization agreements and other indirect costs. We expect our R&D expenses to increase as we advance our products under development and develop new products and technologies, but will continue to see a reduction in non-cash stock-based compensation as a percent of sales in the longer term. Similar to our SG&A expenses, our future R&D spending may be impacted by the COVID-19 global pandemic. For instance, we may experience lower spending associated with delays in the advancement of particular programs, which may be offset by increased spending to support the retention, health, safety and welfare of our employees or to enable development activities under alternative conditions.
Other Income and Expense
Other income and expense primarily consists of changes in the fair value of certain warrants issued in connection with our public offering of common stock in October 2017 (Series A Warrants), interest expense which includes the amortization of debt discount and debt issuance costs related to our Convertible Senior Notes issued in May 2020 (our Notes), and interest earned on our cash equivalents and short-term investments. We expect interest expense in future years to be higher than 2020 as our Notes were not outstanding for the entire twelve month period ended December 31, 2020. We expect total other income and expense, net to fluctuate from period to period primarily due to the revaluation of the outstanding Series A warrants, which expire in the fourth quarter of 2022.
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

Results of Operations

	Year Ended December 31,
(in thousands, except percentages)	2020	2019	2018
Sales:
Domestic	$415,680	$302,084	$174,188
International	83,150	60,221	9,678
Total sales	498,830	362,305	183,866
Cost of sales	238,310	168,093	94,044
Gross profit	260,520	194,212	89,822
Gross margin	52.2%	53.6%	48.9%
Operating expenses:
Selling, general and administrative	204,903	165,735	105,226
Research and development	63,574	45,199	29,227
Total operating expenses	268,477	210,934	134,453
Operating loss	(7,957)	(16,722)	(44,631)
Other income (expense), net:
Interest income and other, net	1,567	3,193	1,439
Interest expense	(12,805)	—	(7,561)
Loss on extinguishment of debt	—	—	(5,313)
Change in fair value of common stock warrants	(17,087)	(11,075)	(66,494)
Total other expense, net	(28,325)	(7,882)	(77,929)
Loss before income taxes	(36,282)	(24,604)	(122,560)
Income tax expense (benefit)	(1,900)	149	51
Net loss	$(34,382)	$(24,753)	$(122,611)

Comparison of Years Ended December 31, 2020 and 2019
Sales. For the year ended December 31, 2020, sales were $498.8 million, which included $83.2 million of international sales. For the year ended December 31, 2019, sales were $362.3 million, which included $60.2 million of international sales.
The increase in worldwide sales of $136.5 million in 2020, as compared to 2019, was primarily driven by a $69.4 million increase in pump-related supplies sales due to 52% growth in our estimated worldwide installed base of customers, and a $67.1 million increase in pump sales driven by a 24% increase in worldwide pump shipments to 90,771 in 2020, compared to 73,431 in 2019 which benefited from the effect of certain non-recurring international market dynamics.
Domestic sales by product were as follows (in thousands):

	Year Ended December 31,
	2020	2019
Pump	$269,856	$205,492
Infusion sets	99,743	66,034
Cartridges	45,342	30,022
Other	739	536
Total Domestic Sales	$415,680	$302,084

Domestic pump sales were $269.9 million for the year ended December 31, 2020, compared to $205.5 million in the year ended December 31, 2019, as pump shipments increased 32% compared to the same period in the prior year due to continued strong demand for our products following the January 2020 domestic launch of our t:slim X2 insulin pump with Control-IQ technology. Domestic pump shipments were 70,825 in the year ended December 31, 2020 compared to 53,735 in 2019. Sales of pump-related supplies increased primarily due to a 46% increase in our estimated domestic installed base of customers. Sales to distributors accounted for 70% and 73% of our total domestic sales for the years ended December 31, 2020 and 2019, respectively. Our percentage of sales to distributors versus individual customers is principally determined by the mix of customers ordering our products within the period and whether or not we have a contractual arrangement with their underlying third-party insurance payor.
International sales by product were as follows (in thousands):

	Year Ended December 31,
	2020	2019
Pump	$44,851	$42,094
Infusion sets	28,016	11,221
Cartridges	9,884	6,656
Other	399	250
Total International Sales	$83,150	$60,221
International pump sales were $44.9 million for the year ended December 31, 2020, compared to $42.1 million in the year ended December 31, 2019. The first half of 2019 was positively impacted by the transition of former Animas customers to our products and the fulfillment of certain international pump demand from backlog that existed at the end of 2018 due to supply constraints in prior periods. Sales of pump-related supplies benefited from an 83% increase in our estimated international installed base of customers. The ordering patterns of our international distributors for pumps and supplies is highly variable from period to period. This variability was compounded by the varying levels of impact of the global pandemic across the international markets in which we operate. Sales to distributors accounted for 94% and 92% of our total international sales for the years ended December 31, 2020 and 2019, respectively.
Cost of Sales and Gross Profit. Our cost of sales for the year ended December 31, 2020 was $238.3 million, resulting in gross profit of $260.5 million, compared to cost of sales of $168.1 million for the year ended December 31, 2019, resulting in gross profit of $194.2 million. The gross margin for 2020 was 52%, compared to 54% in 2019.
The increase in our gross profit for the year ended December 31, 2020, was primarily the result of the $136.5 million increase in total sales. Gross profit and gross margin in 2020 were negatively impacted by royalty costs, for which there was no comparable expense in 2019. During the year ended December 31, 2020, we recognized $6.7 million of product royalty costs, or approximately one percent of sales, associated with sales of pumps with Control-IQ technology launched in the first quarter of 2020, and free software updates downloaded by existing customers in the United States, as well as in certain international markets where we launched Control-IQ beginning in the third quarter of 2020. Excluding the impact of royalty, gross margins for both pumps and supplies saw improvement compared to the prior year, but were still slightly pressured by the product mix. Gross margin was also pressured to a lesser extent by other factors that are more temporary in nature or anticipated to be leveraged through growth in future quarters, including costs associated with COVID-19 risk mitigation, managing pump production to achieve desired stocking levels, the expansion of cartridge manufacturing capacity and increased spending to support our digital health product offerings. Other factors that have and may continue to have an impact on the gross margin percentage are changes in product and geographical mix and the level of non-cash stock-based compensation allocated to cost of sales. Pump sales, which have the highest gross margin, were 63% of total worldwide sales for the year ended December 31, 2020, versus 68% in 2019. Non-cash stock-based compensation expense allocated to cost of sales was $8.2 million for the year ended December 31, 2020, compared to $6.4 million in the same period of 2019, representing 2% of sales in both periods.

Selling, General and Administrative Expenses. SG&A expenses increased 24% to $204.9 million for the year ended December 31, 2020, from $165.7 million for the same period in 2019. Employee-related expenses for our SG&A functions comprise the majority of the SG&A expenses. The increase compared to 2019 was primarily the result of a $32.8 million increase in salaries, incentive compensation and other employee benefits due to an increase in personnel to support additional sales territories, higher sales and other services in support of our growing installed customer base, offset by a $1.3 million decrease in non-cash stock-based compensation expense. Non-cash stock-based compensation expense allocated to SG&A was $41.6 million in 2020, compared to $42.9 million in 2019. The increase in non-cash stock-based compensation expense associated with increased headcount in 2020 was more than offset by a decrease in non-cash stock-based compensation expense from the valuation of certain 2018 employee stock option grants which are now fully amortized. We also experienced increased costs for equipment and supplies, and outside consulting and services of $11.2 million, offset by a $2.9 million decrease in travel costs.
Research and Development Expenses. R&D expenses increased 41% to $63.6 million for the year ended December 31, 2020, from $45.2 million for the same period in 2019. The increase in R&D expenses was primarily the result of an increase of $9.9 million in salaries, incentive compensation and other employee benefits due to an increase in personnel to support our product development efforts, as well as an increase of $8.5 million in outside consulting and services, equipment and supplies attributable to R&D. Non-cash stock-based compensation expense allocated to R&D was $8.7 million in 2020, compared to $8.8 million in 2019.
Other Income (Expense). Total other expense, net for the year ended December 31, 2020 was $28.3 million, compared to $7.9 million in 2019. Other expense for 2020 primarily consisted of a $17.1 million revaluation loss from the change in the fair value of certain warrants due to the appreciation of our stock price during 2020, and $12.8 million of interest expense which includes the amortization of debt discount and debt issuance costs related to our Notes issued in the second quarter of 2020. Other expense for 2019 consisted primarily of an $11.1 million revaluation loss from the change in the fair value of certain warrants due to the appreciation in our stock price during 2019. Interest income and other, for the years ended December 31, 2020 and 2019 primarily consisted of interest earned on our cash equivalents and short-term investments, and decreased in 2020 primarily due to the lower interest rate environment as compared to 2019.
Income Tax Expense (Benefit). We recognized an income tax benefit of $1.9 million on a pre-tax loss of $36.3 million for the year ended December 31, 2020, compared to income tax expense of $0.1 million on a pre-tax loss of $24.6 million for the same period in 2019. The income tax benefit for the year ended December 31, 2020 was primarily due to benefit associated with the release of valuation allowance related to the acquisition of certain intangible assets, partially offset by state and foreign income tax expense as a result of current taxable income in those jurisdictions. Income tax expense for the year ended December 31, 2019 was primarily attributable to state and foreign income tax expense as a result of current taxable income in those jurisdictions.
Comparison of Years Ended December 31, 2019 and 2018
Sales. For the year ended December 31, 2019, sales were $362.3 million, which included $60.2 million of international sales. For the year ended December 31, 2018, sales were $183.9 million, which included $9.7 million of international sales which commenced in the third quarter of 2018.
The increase in worldwide sales of $178.4 million in 2019, as compared to 2018, was primarily driven by a $123.6 million increase in pump sales driven by a 113% increase in worldwide pump shipments to 73,431 in 2019, compared to 34,493 in 2018. In addition, worldwide sales in 2019 and 2018 were positively impacted by the transition of former Animas customers to our products. Sales of pump-related supplies increased $54.8 million, or 91%, primarily due to an overall increase in our installed base of customers reordering supplies.
Domestic sales by product were as follows (in thousands):

	Year Ended December 31,
	2019	2018
Pump	$205,492	$115,719
Infusion sets	66,034	40,260
Cartridges	30,022	17,796
Other	536	413
Total Domestic Sales	$302,084	$174,188

Domestic pump sales were $205.5 million for the year ended December 31, 2019, compared to $115.7 million in the year ended December 31, 2018, as pump shipments increased 78% compared to the same period in the prior year due to continued strong demand for our products following the August 2018 domestic launch of t:slim X2 with Basal-IQ technology. Domestic pump shipments were 53,735 in the year ended December 31, 2019 compared to 30,205 in 2018. Sales of pump-related supplies increased primarily due to a 48% increase in our estimated domestic installed base of customers. Sales to distributors accounted for 73% and 78% of our total domestic sales for the years ended December 31, 2019 and 2018, respectively. Our percentage of sales to distributors versus individual customers is principally determined by the mix of customers ordering our products within the period and whether or not we have a contractual arrangement with their underlying third-party insurance payor.
International sales by product were as follows (in thousands):

	Year Ended December 31,
	2019	2018
Pump	$42,094	$8,205
Infusion sets	11,221	629
Cartridges	6,656	781
Other	250	63
Total International Sales	$60,221	$9,678
International pump sales were $42.1 million for the year ended December 31, 2019, compared to $8.2 million in the year ended December 31, 2018. Our first full year of international sales was 2019, as we commenced commercial sales of t:slim X2 with G5 integration in select international geographies beginning in the third quarter of 2018. The first half of 2019 was also positively impacted by the transition of former Animas customers to our products, and the fulfillment of certain international pump demand from backlog that existed at the end of 2018 due to supply constraints in prior periods. Sales of pump-related supplies benefited from the growing international installed base of customers. Sales to distributors accounted for 92% and 100% of our total international sales for the years ended December 31, 2019 and 2018, respectively.
Cost of Sales and Gross Profit. Our cost of sales for the year ended December 31, 2019 was $168.1 million, resulting in gross profit of $194.2 million, compared to cost of sales of $94.0 million for the year ended December 31, 2018, resulting in gross profit of $89.8 million. The gross margin for 2019 was 54%, compared to 49% in 2018.
The improvement in both gross profit and gross margin was primarily the result of the $123.7 million increase in insulin pump sales which have a higher gross margin than pump-related supplies. Gross margin and gross profit also increased as a result of per-unit manufacturing cost improvements from higher production volumes and continued overall manufacturing efficiencies gained from our new manufacturing facility which became fully operational at the beginning of 2018. On an aggregate basis, other non-manufacturing costs, which primarily consist of warranty, freight and training costs, also reflected improvement on a per unit basis. Non-cash stock-based compensation expense allocated to cost of sales increased to $6.4 million in 2019 compared to $2.6 million in 2018, due primarily to the valuation of certain 2018 and 2019 employee stock option grants and the impact on the valuation of the significant increase in our stock price.
Selling, General and Administrative Expenses. SG&A expenses increased 58% to $165.7 million in 2019 from $105.2 million in 2018. Employee-related expenses for our SG&A functions comprise the majority of the SG&A expenses. These expenses increased $49.6 million during 2019, compared to 2018, which included an increase of $23.6 million in salaries, incentive compensation and other employee benefits due to an increase in personnel to support our growing installed customer base, and a $26.0 million increase in non-cash stock-based compensation expense. Non-cash stock-based compensation expense allocated to SG&A increased to $42.9 million in 2019, compared to $16.8 million in 2018, due primarily to the valuation of certain 2018 and 2019 employee stock options grants and the impact on the valuation of the significant increase in our stock price. We also experienced increased costs for equipment and supplies, outside consulting and services, and travel of $10.9 million.
Research and Development Expenses. R&D expenses increased 55% to $45.2 million in 2019 from $29.2 million in 2018. The increase in R&D expenses was primarily the result of an increase of $4.8 million in salaries, incentive compensation and other employee benefits due to an increase in personnel to support our product development efforts, and a $4.5 million increase in non-cash stock-based compensation expense, as well as a $5.8 million increase in costs for outside consulting and services, clinical trials, and supplies. Non-cash stock-based compensation expense allocated to R&D increased to $8.8 million in 2019, compared to $4.3 million in 2018, due primarily to the valuation of certain 2018 and 2019 employee stock option grants and the impact on the valuation of the significant increase in our stock price.

Other Income (Expense). Total other expense, net for the year ended December 31, 2019 was $7.9 million, compared to $77.9 million for the same period in 2018. Other expense in 2019 primarily consisted of an $11.1 million revaluation loss from the change in the fair value of certain warrants due to the appreciation in our stock price during 2019. Other expense in 2018 consisted primarily of a $66.5 million revaluation loss from the change in the fair value of certain warrants due to the significant appreciation in our stock price during 2018, and $7.6 million of interest expense associated with the term loan agreement with Capital Royalty Partners and its affiliated funds (the Term Loan Agreement), which was originally executed in in 2012, and was amended multiple times between 2016 and 2018. Additionally, we recorded a $5.3 million loss on extinguishment of debt associated with the full repayment of our Term Loan Agreement in August 2018. Interest income and other, net primarily consisted of interest earned on our cash equivalents and short-term investments, and increased in 2019 as our average invested balances were significantly higher as compared to 2018.

Liquidity and Capital Resources
At December 31, 2020, we had $484.9 million in cash and cash equivalents and short-term investments. We believe that our cash and cash equivalents and short-term investments balance will be sufficient to satisfy our liquidity requirements for at least the next 12 months from the date of this filing.
Historically, our principal sources of cash have included cash collected from product sales, private and public offerings of equity securities, exercises of employee stock awards, and debt financing. Since the beginning of 2018, we completed the following financing activities:
•In May 2020, we raised $278.7 million in net proceeds from the issuance of the Notes, and used $34.1 million of the net proceeds to purchase capped call options in connection with the transaction (see Note 6, “Debt”).
•From January 2019 through December 31, 2020, we issued 3,758,420 shares of common stock upon the exercise of stock options, and 631,581 shares of common stock were purchased under our 2013 Employee Stock Purchase Plan, which generated aggregate proceeds of $90.7 million.
•In February 2018, we completed a registered public offering of 34,500,000 shares of common stock at a public offering price of $2.00 per share. The gross proceeds from the offering were approximately $69.0 million, before deducting underwriting discounts and commissions and other offering expenses.
•In August 2018, we completed a registered public offering of 4,035,085 shares of common stock at a public offering price of $28.50 per share. The gross proceeds from the offering were $115.0 million, before deducting underwriting discounts and commissions and other offering expenses. From January 2019 through December 2020, we received proceeds of $1.2 million from the exercise of 356,085 outstanding warrants which were originally issued in a registered public offering of common stock in October 2017. As of December 31, 2020, there were warrants to purchase 154,700 shares outstanding relating to the October 2017 offering.
•From January 2019 through December 2020, we received proceeds of $2.0 million from the exercise of 32,911 outstanding warrants which were originally issued between August 2011 and August 2012. As of December 31, 2020, there were warrants to purchase 30,861 warrants outstanding relating to these issuances.

Our historical cash outflows have primarily been associated with cash used for operating activities such as the development and commercialization of our products, the expansion and support of our sales, marketing, clinical and customer support organizations, the expansion of our R&D activities, the expansion of our commercial activities to select international geographies, the acquisition of intellectual property, expenditures related to increases in our manufacturing capacity and improvements to our manufacturing efficiency, overall expansion of our facilities and operations, and other working capital needs. Additionally, we have used cash to pay the interest expense associated with our convertible senior notes and our Term Loan Agreement. The outstanding balance associated with the Term Loan Agreement was fully repaid in August 2018, and we have ceased incurring interest expense and other costs associated with the Term Loan Agreement subsequent to the third quarter of 2018.

We expect our sales performance and the resulting operating income or loss, as well as the status of each of our new product development programs, will significantly impact our cash flow from operations, liquidity position and cash management decisions.
The following table shows a summary of our cash flows for the years ended December 31, 2020, 2019 and 2018:

	Year Ended December 31,
(in thousands)	2020	2019	2018
Net cash provided by (used in):
Operating activities	$24,669	$41,906	$(8,319)
Investing activities	(296,056)	(56,955)	(90,739)
Financing activities	314,438	24,207	117,184
Effect of foreign exchange rate changes on cash	387	191	—
Net increase in cash and cash equivalents	$43,438	$9,349	$18,126
Operating activities. Net cash provided by operating activities was $24.7 million and $41.9 million for the years ended December 31, 2020 and 2019, respectively, compared to net cash used of $8.3 million for the same period in 2018.
The decrease in net cash provided by operating activities for 2020 compared to 2019 was driven by net changes in working capital, partially offset by a reduction in net loss when adjusted for non-cash expenses, particularly stock-based compensation expense, the change in the fair value of common stock warrants and non-cash interest expense. Working capital changes in 2020 primarily consisted of increases in accounts receivable and inventories, offset by increases in employee-related liabilities, deferred revenue, and other current and long-term liabilities, all of which are related to the growth in our business. Accounts receivable increased to $82.2 million at December 31, 2020 from $46.6 million at December 31, 2019, as a result of higher sales in the fourth quarter of 2020 as compared to the fourth quarter of 2019. Inventories increased to $63.7 million at December 31, 2020 from $49.1 million at December 31, 2019, primarily to support the growth in our business.
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
Investing activities. Net cash used by investing activities was $296.1 million for the year ended December 31, 2020, which was primarily related to purchases of short-term investments of $497.1 million using the net proceeds from the issuance of our convertible notes in May of 2020, and $27.4 million in purchases of property and equipment, offset by $233.3 million in proceeds from maturities and sales of short-term investments. Net cash used by investing activities was $57.0 million for the year ended December 31, 2019, which was primarily related to purchases of short-term investments of $164.6 million and $19.5 million in purchases of property and equipment, offset by $127.2 million in proceeds from maturities of short-term investments. Net cash used by investing activities was $90.7 million for the year ended December 31, 2018, which was primarily related to purchases of short-term investments of $123.6 million using the net proceeds from our public offering of common stock in August of 2018, and $3.0 million in purchases of property and equipment, offset by $35.8 million in proceeds from maturities of short-term investments.
Financing activities. Net cash provided by financing activities was $314.4 million for the year ended December 31, 2020, which primarily consisted of $278.7 million in proceeds from the issuance of the Convertible Senior Notes which was partially offset by $34.1 million in payments for the purchase of the related Capped Call Options (see Note 6, “Debt”), and $66.9 million in proceeds from the issuance of common stock under our stock plans. Net cash provided by financing activities was $24.2 million for the year ended December 31, 2019, which was primarily the result of proceeds of $23.9 million from the issuance of common stock under our stock plans. Net cash provided by financing activities was $117.2 million for the year ended December 31, 2018, which was primarily the result of net proceeds of approximately $172.9 million from the public offerings of our common stock in February 2018 and August 2018, as well as proceeds of $29.6 million from the exercise of common stock warrants that were issued in the public offering of common stock in October 2017, offset by the $87.7 million repayment of our term loan and associated financing fees.

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

Indebtedness
In May 2020, the Company entered into a purchase agreement with certain counterparties for the sale of an aggregate of $287.5 million principal amount of 1.50% Convertible Senior Notes due 2025 in a private offering to qualified institutional buyers (the Notes). The Notes were issued pursuant to an Indenture, dated May 15, 2020, between the Company and U.S. Bank National Association, as trustee. The net proceeds from the issuance of the Notes were $244.6 million, net of debt issuance costs and cash used to purchase the capped call transactions (see Note 6, “Debt”). The Notes are the Company’s senior unsecured obligations. Interest is payable in cash semi-annually in arrears beginning on November 1, 2020 at a rate of 1.50% per year. The Notes mature on May 1, 2025 unless repurchased, redeemed, or converted in accordance with their terms prior to the maturity date.
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
Contractual Obligations & Commitments
The following table summarizes the payments due by fiscal period for our outstanding contractual obligations at December 31, 2020:

	Payments Due by Period
(in thousands)	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Operating lease obligations (1)	$28,373	$9,421	$13,096	$3,757	$2,099
Firm purchase commitments (2)	90,830	84,536	6,294	—	—
Convertible senior notes (3)	306,907	4,313	8,625	293,969	—
Total contractual obligations	$426,110	$98,270	$28,015	$297,726	$2,099
(1)Operating lease obligations of $25.3 million were included in operating lease liabilities current and long-term in the consolidated balance sheet at December 31, 2020 (see Note 5, "Leases").
(2)Includes purchase orders that are cancellable under the standard terms of our purchase order agreements. In certain cases, cancellation of outstanding purchase commitments may require payment of costs incurred through the date of cancellation.
(3)Amounts represent contractual payments of interest and principal.
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

Revenue Recognition
Our revenue is generated primarily from sales of our insulin pumps, disposable cartridges and infusion sets to individual customers and third-party distributors that resell the product to insulin-dependent diabetes customers. We are paid directly by customers who use the products, distributors and third-party insurance payors. We recognize revenue when control of our products is transferred to our customers in an amount that reflects the consideration we expect to receive from our customers in exchange for those products. This process involves identifying the contract with a customer, determining the performance obligations in the contract, determining the contract price, allocating the contract price to the distinct performance obligations in the contract, and recognizing revenue when the performance obligations have been satisfied. Revenue recognition for contracts with multiple performance obligations is based on the separate satisfaction of each distinct performance obligation within the contract. A performance obligation is considered distinct from other obligations in a contract when it provides a benefit to the customer either on its own or together with other resources that are readily available to the customer and is separately identified in the contract. We consider a performance obligation satisfied once we have transferred control of a product to the customer, meaning the customer has the ability to use and obtain the benefit of the product. Complementary products, such as the t:connect cloud-based data management application and the Tandem Device Updater, are considered performance obligations satisfied over time, as access and support for these products is provided throughout the typical four-year warranty period of the insulin pumps. Accordingly, revenue related to the complementary products is deferred and recognized ratably over a four-year period. There is no standalone value for these complementary products. Therefore, we determine their value by applying the expected cost plus a margin approach and then allocate the residual to the insulin pumps.
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
Utilization of our net operating loss and research credit carryforwards may be subject to a substantial annual limitation due to ownership change limitations provided by Section 382 of the Internal Revenue Code of 1986, as amended, and similar state provisions. The annual limitations may result in the expiration of net operating loss carryforwards before utilization. We have completed analyses through December 31, 2020 to determine whether our net operating losses and credits are likely to be limited by Section 382. Based on the 2018 study completed in 2019, we determined that an ownership change, as defined under Section 382, occurred in 2018 and the resulting limitation significantly reduced our ability to utilize our net operating loss and credit carryovers before they expire. As a result, in 2019 we reduced our deferred tax assets for the net operating loss and research credit carryforwards that were projected to expire unused with a corresponding offset to the valuation allowance recorded against such assets. Additionally, future ownership changes under Section 382 may also limit our ability to fully utilize any remaining tax benefits.

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
Convertible Senior Notes
In accounting for the issuance of the convertible senior notes, we separated the notes into liability and equity components. The carrying amount of the liability component was calculated by measuring the fair value of similar debt instruments that do not have associated convertible features. The carrying amount of the equity component representing the conversion option was determined by deducting the fair value of the liability component from the par value of the respective notes. The equity component is not remeasured as long as it continues to meet the condition for equity classification. The excess of the principal amount of the liability component over its carrying amount (“debt discount”) is amortized to interest expense over the term of the notes.
We allocated the issuance costs incurred to the liability and equity components of the notes based on their relative fair values. Issuance costs attributable to the liability component were recorded as a reduction to the liability portion of the notes and are being amortized to interest expense over the term of the notes. Issuance costs attributable to the equity component, representing the conversion option, were netted with the equity component in stockholders' equity.
Off-Balance Sheet Arrangements
As of December 31, 2020, we did not have any off-balance sheet arrangements.
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
Because of the short-term maturities of our financial instruments, we do not believe that an increase or decrease in market interest rates would have any significant impact on the realized value of our investment portfolio. If a 10% change in interest rates were to have occurred on December 31, 2020, this change would not have had a material effect on the fair value of our investment portfolio as of that date.
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

Item 8.    Consolidated Financial Statements and Supplementary Data
Our consolidated financial statements as of December 31, 2020 and 2019 and for each of the three years in the period ended December 31, 2020, and the Report of the Independent Registered Public Accounting Firm are included in this report as listed in the index.

Report of Independent Registered Public Accounting Firm
To the Stockholders and the Board of Directors of Tandem Diabetes Care, Inc.
Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Tandem Diabetes Care, Inc. (the “Company”) as of December 31, 2020 and 2019, the related consolidated statements of operations and comprehensive loss, stockholders’ equity (deficit), and cash flows, for each of the three years in the period ended December 31, 2020 and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2020 and 2019, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2020, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of December 31, 2020, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework), and our report dated February 24, 2021 expressed an unqualified opinion thereon.

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

Critical Audit Matters

The critical audit matters communicated below are matters arising from the current period audit of the financial statements that were communicated or required to be communicated to the audit committee and that: (1) relates to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective or complex judgments. The communication of the critical audit matters does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matters below, providing a separate opinion on the critical audit matters or on the accounts or disclosures to which they relate.

Warranty reserve – Estimation of Product Replacement Reserve
Description of the Matter
As discussed in Note 2 to the consolidated financial statements, the Company has a warranty reserve of $22.1 million. The Company provides insulin pump end customers with a four-year warranty and may replace any pumps that do not function in accordance with the product specifications. Warranty costs are estimated at the time of shipment. Management applies significant judgment to determine relevant assumptions to calculate the reserve, including the assessment of historical warranty experience and replacement cost.

Auditing management’s estimate of warranty reserve on pumps was complex and judgmental due to the significant estimation required by management in estimating the value of the warranty reserve. In particular, the warranty reserve estimate is sensitive due to significant assumptions including replacement rates and replacement product costs, especially as it relates to recently released pump versions for which replacement rates specific to that version are not yet known. As such, replacement rates of recently released pumps are based primarily upon historical rates of prior versions which ultimately may not be predictive of the experience of new pumps, due to new features and capabilities of the more recent releases. These assumptions are affected by actual customer experience and changes in these assumptions could have a material impact on the Company’s estimated reserve. This in turn led to a high degree of auditor judgment, subjectivity, and effort in performing procedures and evaluating audit evidence related to these determinations and management’s significant assumptions for the warranty reserve.

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

Valuation of Convertible Notes
Description of the Matter
As described in Note 7 to the consolidated financial statements, in May 2020 the Company issued $287.5 million of convertible senior notes due in 2025 (Convertible Notes), which permit the Company to settle in cash or stock at its option. The Company entered into separate capped call transactions to reduce potential dilution upon conversion of the Convertible Notes. These transactions are collectively referred to as the Convertible Notes Transactions.

Auditing the Company’s determination of the value allocated to the liability and equity components was complex and highly judgmental as a result of the significant estimation required to determine the fair value of the liability component, measured at the estimated fair value of similar debt without the conversion option. The difference between the initial proceeds of the Convertible Notes and the value allocated to the liability component being recognized in stockholders’ equity (deficit) as the carrying amount of the equity component. The fair value of similar debt that does not have an associated conversion feature was determined using the Company’s effective interest rate. The effective interest rate for the Convertible Notes was estimated using a binomial lattice model with various assumptions, the most significant assumptions being expected volatility of the Company’s common stock and discount rate. Additionally, the Company performed a detailed analysis of the terms of the Convertible Notes Transactions to identify whether any derivatives that required separate mark-to-market accounting under applicable accounting guidance were present.

How We Addressed the Matter in Our Audit	We obtained an understanding, evaluated the design, and tested the operating effectiveness of controls over the Company’s Convertible Notes Transactions. For example, we tested the Company’s controls over the initial recognition and measurement of the Convertible Notes Transactions, including the assessment of the risk adjusted yield and the recording of the associated liability and equity components.

Our testing of the Company’s initial accounting for the Convertible Notes Transactions, among other procedures, included reading the underlying agreements and evaluating the Company’s accounting analysis of the initial accounting of the Convertible Notes Transactions, including the determination of the balance sheet classification of each transaction and identification of any derivatives included in the arrangements. To test the estimated fair value of the conversion option, our audit procedures included, among others, evaluating methodologies used in the valuation model and testing the significant assumptions. For example, we compared the discount rate that was adjusted for the Company’s credit risk to the interest rates on comparable debt instruments, and we compared the forward-looking implied volatility to our independently calculated estimated equity volatility specific to the convertible note. In addition, we involved our internal valuation specialists to assist in our evaluation of the significant assumptions and methodologies used by the Company. We have also evaluated the Company’s financial statement disclosures related to these matters included in Note 7 to the consolidated financial statements.

/s/ Ernst & Young LLP
We have served as the Company's auditor since 2009.

San Diego, California
February 24, 2021

TANDEM DIABETES CARE, INC.
CONSOLIDATED BALANCE SHEETS
(In thousands except par value)

	December 31,
	2020	2019
Assets
Current assets:
Cash and cash equivalents	$94,613	$51,175
Short-term investments	390,323	125,283
Accounts receivable, net	82,195	46,585
Inventories	63,721	49,073
Prepaid and other current assets	6,383	4,025
Total current assets	637,235	276,141
Property and equipment, net	50,022	32,923
Operating lease right-of-use assets	19,773	15,561
Other long-term assets	9,385	1,485
Total assets	$716,415	$326,110
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$17,805	$17,745
Accrued expenses	4,783	8,014
Employee-related liabilities	34,159	28,320
Deferred revenue	6,082	3,869
Common stock warrants	14,261	23,509
Operating lease liabilities	9,421	6,320
Other current liabilities	17,341	11,619
Total current liabilities	103,852	99,396
Convertible senior notes, net - long-term	202,984	—
Operating lease liabilities - long-term	15,914	14,063
Other long-term liabilities	27,360	17,672
Total liabilities	350,110	131,131
Commitments and contingencies (Note 10)	—	—
Stockholders’ equity:
Common stock, $0.001 par value; 200,000 shares authorized, 62,335 and 59,396 shares issued and outstanding at December 31, 2020 and December 31, 2019, respectively.	62	59
Additional paid-in capital	1,025,233	819,626
Accumulated other comprehensive income	220	122
Accumulated deficit	(659,210)	(624,828)
Total stockholders’ equity	366,305	194,979
Total liabilities and stockholders’ equity	$716,415	$326,110
The accompanying notes are an integral part of the consolidated financial statements.

TANDEM DIABETES CARE, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
(In thousands, except per share data)

	Year Ended December 31,
	2020	2019	2018
Sales	$498,830	$362,305	$183,866
Cost of sales	238,310	168,093	94,044
Gross profit	260,520	194,212	89,822
Operating expenses:
Selling, general and administrative	204,903	165,735	105,226
Research and development	63,574	45,199	29,227
Total operating expenses	268,477	210,934	134,453
Operating loss	(7,957)	(16,722)	(44,631)
Other income (expense), net:
Interest income and other, net	1,567	3,193	1,439
Interest expense	(12,805)	—	(7,561)
Loss on extinguishment of debt	—	—	(5,313)
Change in fair value of common stock warrants	(17,087)	(11,075)	(66,494)
Total other expense, net	(28,325)	(7,882)	(77,929)
Loss before income taxes	(36,282)	(24,604)	(122,560)
Income tax expense (benefit)	(1,900)	149	51
Net loss	$(34,382)	$(24,753)	$(122,611)
Other comprehensive income (loss):
Unrealized gain (loss) on short-term investments	$(20)	$77	$(13)
Foreign currency translation gain	118	58	—
Comprehensive loss	$(34,284)	$(24,618)	$(122,624)

Net loss per share - basic and diluted	$(0.56)	$(0.42)	$(2.55)
Weighted average shares used to compute basic and diluted net loss per share	60,990	58,507	48,129
The accompanying notes are an integral part of the consolidated financial statements.

TANDEM DIABETES CARE, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT)
(In thousands)

	Common Stock
	Shares	Amount	Additional Paid-in Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Total Stockholders’ Equity (Deficit)
Balance at December 31, 2017	10,119	$10	$448,455	$—	$(477,613)	$(29,148)
Exercise of stock options	136	—	1,027	—	—	1,027
Issuance of common stock for Employee Stock Purchase Plan	81	—	1,364	—	—	1,364
Exercise of common stock warrants	8,603	9	29,566	—	—	29,575
Fair value of common stock warrants at time of exercise	—	—	54,000	—	—	54,000
Issuance of common stock in public offering, net of underwriter’s discount and offering costs	38,535	38	172,891	—	—	172,929
Stock-based compensation expense	80	—	24,003	—	—	24,003
Unrealized loss on short-term investments	—	—	—	(13)	—	(13)
Adjustment to retained earnings from adoption of ASC 606	—	—	—	—	149	149
Net loss	—	—	—	—	(122,611)	(122,611)
Balance at December 31, 2018	57,554	$57	$731,306	$(13)	$(600,075)	$131,275
Exercise of stock options	1,422	1	17,674	—	—	17,675
Issuance of common stock for Employee Stock Purchase Plan	327	1	6,205	—	—	6,206
Exercise of common stock warrants	93	—	327	—	—	327
Fair value of common stock warrants at time of exercise	—	—	5,492	—	—	5,492
Stock-based compensation expense	—	—	58,622	—	—	58,622
Unrealized gain on short-term investments, net of deferred tax	—	—	—	77	—	77
Foreign currency translation adjustments	—	—	—	58	—	58
Net loss	—	—	—	—	(24,753)	(24,753)
Balance at December 31, 2019	59,396	$59	$819,626	$122	$(624,828)	$194,979
Issuance of common stock under equity incentive plans	2,341	2	57,748	—	—	57,750
Issuance of common stock for Employee Stock Purchase Plan	303	1	9,115	—	—	9,116
Exercise of common stock warrants	295	—	2,950	—	—	2,950
Fair value of common stock warrants at time of exercise	—	—	26,335	—	—	26,335
Equity component of convertible notes issuance, net of issuance cost	—	—	85,803	—	—	85,803
Purchase of capped call options related to convertible notes	—	—	(34,069)	—	—	(34,069)
Stock-based compensation expense	—	—	57,725	—	—	57,725
Unrealized loss on short-term investments	—	—	—	(20)	—	(20)
Foreign currency translation adjustments	—	—	—	118	—	118
Net loss	—	—	—	—	(34,382)	(34,382)
Balance at December 31, 2020	62,335	$62	$1,025,233	$220	$(659,210)	$366,305
The accompanying notes are an integral part of the consolidated financial statements.

TANDEM DIABETES CARE, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Year Ended December 31,
	2020	2019	2018
Operating Activities
Net loss	$(34,382)	$(24,753)	$(122,611)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization expense	10,451	6,072	5,821
Amortization of debt discount and debt issuance costs	10,096	—	1,721
Provision for expected credit losses	3,016	2,322	1,448
Provision (recovery) for inventory obsolescence	(57)	2,353	607
Change in fair value of common stock warrants	17,087	11,075	66,494
Amortization of premium (discount) on short-term investments	(1,296)	(565)	539
Benefit for deferred income taxes	(2,126)	(25)	—
Stock-based compensation expense	58,431	58,071	23,736
Loss on extinguishment of debt	—	—	5,313
Other	38	(295)	152
Changes in operating assets and liabilities:
Accounts receivable, net	(38,837)	(13,698)	(15,848)
Inventories	(15,361)	(30,975)	6,756
Prepaid and other current assets	(2,427)	(584)	(1,576)
Other long-term assets	129	(580)	(26)
Accounts payable	1,118	8,910	1,641
Accrued expenses	(3,256)	4,076	1,097
Employee-related liabilities	5,339	4,285	9,542
Deferred revenue	7,029	4,589	2,074
Other current liabilities	5,789	4,216	2,434
Other long-term liabilities	3,888	7,412	2,367
Net cash provided by (used in) operating activities	24,669	41,906	(8,319)
Investing Activities
Purchases of short-term investments	(497,076)	(164,572)	(123,553)
Proceeds from maturities of short-term investments	180,922	114,908	35,800
Proceeds from sales of short-term investments	52,392	12,250	—
Purchases of property and equipment	(27,408)	(19,541)	(2,986)
Acquisition of intangible assets	(4,886)	—	—
Net cash used in investing activities	(296,056)	(56,955)	(90,739)
Financing Activities
Proceeds from issuance of convertible senior notes, net of $8,809 debt issuance costs	278,691	—	—
Purchase of capped call options related to convertible senior notes	(34,069)	—	—
Principal payments on notes payable	—	—	(87,711)
Proceeds from public offerings, net of offering costs	—	—	172,929
Proceeds from issuance of common stock under Company stock plans	66,866	23,880	2,391
Proceeds from exercise of common stock warrants	2,950	327	29,575
Net cash provided by financing activities	314,438	24,207	117,184
Effect of foreign exchange rate changes on cash	387	191	—
Net increase in cash and cash equivalents	43,438	9,349	18,126
Cash and cash equivalents and restricted cash at beginning of period	51,175	41,826	23,700
Cash and cash equivalents at end of period	$94,613	$51,175	$41,826
Supplemental disclosures of cash flow information
Interest paid	$2,707	$—	$10,805
Income taxes paid	$177	$67	$16
Supplemental schedule of non-cash investing and financing activities
Right-of-use assets obtained in exchange for operating lease obligations	$11,022	$11,635	$—
Property and equipment included in accounts payable	$1,082	$2,134	$125
Intangible costs in accounts payable and other long-term liabilities	$2,244	$—	$—
The accompanying notes are an integral part of the consolidated financial statements

TANDEM DIABETES CARE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
1. Organization and Basis of Presentation
The Company
Tandem Diabetes Care, Inc. is a medical device company with a positively different approach to the design, development and commercialization of products for people with insulin-dependent diabetes. The Company is incorporated in the state of Delaware. Unless the context requires otherwise, the terms the “Company” or “Tandem” refer to Tandem Diabetes Care, Inc., together with its wholly-owned subsidiaries in the U.S. and Canada.
The Company manufactures, sells and supports insulin pump products that are designed to address the evolving needs and preferences of differentiated segments of the insulin-dependent diabetes market. The Company’s manufacturing, sales and support activities principally focus on the t:slim X2 Insulin Delivery System (t:slim X2), the Company’s flagship pump platform which is capable of remote feature updates and is designed to display continuous glucose monitoring (CGM) sensor information directly on the pump home screen. The Company’s insulin pump products are compatible with other complementary digital health offerings, such as the t:connect cloud-based data management application (t:connect) and the Tandem Device Updater, a Mac and PC-compatible tool for the remote update of the Company’s insulin pump software. The Company’s insulin pump products are generally considered durable medical equipment and have an expected lifespan of at least four years. In addition to insulin pumps, the Company sells disposable products that are used together with the pumps and are replaced every few days, including cartridges for storing and delivering insulin, and infusion sets that connect the insulin pump to a user’s body, as well as other accessories for enhanced usability.
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
The functional currency of the Company's foreign subsidiary is the local currency. The Company translates the financial statements of its foreign subsidiary into U.S. dollars using period-end exchange rates for assets and liabilities and average exchange rates for each period for revenue, costs and expenses. Translation related adjustments are included in comprehensive loss and in accumulated other comprehensive income (loss) in the stockholders' equity section of the Company's consolidated balance sheets. Foreign exchange gains or losses resulting from balances denominated in a currency other than the functional currency are recognized in interest income and other, net in the Company's consolidated statements of operations.
Reclassifications

Prior year amounts related to the presentation of other income (expense), net on the Company’s consolidated statements of operations and comprehensive loss, have been reclassified to conform to the current year presentation. Starting with the third quarter of 2020, the first full quarter in which the Company’s convertible senior notes were outstanding, the Company began to present non-operating expenses unrelated to the convertible senior notes with interest income and other, net. In prior periods, other non-operating expenses were combined with interest expense and reported as interest and other expense.

2. Summary of Significant Accounting Policies
There have been no material changes to the Company’s significant accounting policies during the year ended December 31, 2020, as compared to those disclosed in this Annual Report with the exception of policies put in place with regards to its convertible senior notes issued in May 2020.
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
Short-Term Investments
The Company’s short-term investments are classified as available-for-sale securities. Such securities are carried at fair value as determined by prices for identical or similar securities at the balance sheet date. The Company’s short-term investments consist of Level 1 and Level 2 financial instruments in the fair value hierarchy. The net unrealized gains or losses on available-for-sale securities are reported as a component of other comprehensive gain (loss) within the statements of operations and accumulated other comprehensive gain (loss) as a separate component of stockholders’ equity on the consolidated balance sheets. The Company determines realized gains or losses on the sale of available-for-sale securities using the specific identification method and includes net realized gains and losses as a component of other income or expense within the consolidated statements of operations. The Company periodically reviews available-for-sale securities for other than temporary declines in fair value below the cost basis whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. To date, the Company has not identified any other than temporary declines in fair value of its short-term investments.
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
The following table summarizes customers who accounted for 10% or more of accounts receivable, net:

	December 31,
	2020	2019
Customer A	12.7%	N/A
Customer B	12.3%	N/A
Customer C	N/A	20.4%
Customer D	N/A	10.1%
The following table summarizes customers who accounted for 10% or more of total sales for the periods presented:

	Year Ended December 31,
	2020	2019	2018
Customer B	15.9%	14.8%	19.4%
Customer C	12.9%	15.4%	15.6%

Fair Value of Financial Instruments
The carrying amounts of cash and cash equivalents, accounts receivable, accounts payable, accrued expenses, and employee-related liabilities are reasonable estimates of their fair values because of the short-term nature of these assets and liabilities. Short-term investments are carried at fair value. The Company determined the fair value of its convertible senior notes at December 31, 2020 to be $333.5 million, based on Level 2 quoted market prices as of that date (see Note 6, “Debt”). The estimated fair value of certain of the Company’s common stock warrants was determined using the Black-Scholes pricing model as of December 31, 2020 and 2019 (see Note 4, "Fair Value Measurements").
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
Operating Lease Right-of-Use Assets and Liabilities
In February 2016, the Financial Accounting Standards Board (FASB) issued ASU No. 2016-02, Leases. The new standard and its related amendments (collectively referred to as ASC 842) require lessees to recognize right-of-use assets and corresponding lease liabilities for all leases with lease terms of greater than 12 months. The new standard was effective for the Company starting in the first quarter of 2019. The Company adopted the new standard using the modified retrospective approach and recognized right-of-use leased assets and corresponding operating lease liabilities of $12.4 million on the consolidated balance sheet as of January 1, 2019. The Company did not restate prior periods. Deferred rent of $1.0 million and $3.8 million as of January 1, 2019 was reclassified from other current liabilities and deferred rent long-term, respectively, to a reduction of the right-of-use leased assets in connection with the adoption of the standard.
Lease right-of-use assets represent the Company’s right to use an underlying asset for the lease term and lease liabilities represent its obligation to make lease payments arising from the lease. Operating lease right-of-use assets and liabilities are recognized when the Company takes possession of the leased property (the Commencement Date) based on the present value of lease payments over the lease term. For lease agreements entered into or reassessed after the adoption of ASC 842, the Company combines lease and non-lease components. Rent expense on noncancelable leases containing known future scheduled rent increases is recorded on a straight-line basis over the term of the respective leases beginning on the Commencement Date. The difference between rent expense and rent paid is accounted for as a component of operating lease right-of-use assets on the Company’s consolidated balance sheet. Landlord improvement allowances and other similar lease incentives are recorded as a reduction of the right-of-use leased assets, and are amortized on a straight-line basis as a reduction to operating lease costs.
Intangible Assets Subject to Amortization
On June 24, 2020, the Company acquired Sugarmate, Inc. (Sugarmate), the developer of a popular mobile app for people with diabetes who use insulin, which is designed to help people with diabetes visualize diabetes therapy data in innovative ways. The Sugarmate acquisition was accounted for as an acquisition of assets in accordance with ASU No. 2017-01, Business Combinations (Topic 805) Clarifying the Definition of a Business. Substantially all of the fair value was concentrated in a single identifiable asset, a technology-based intangible asset. The purchased intangible is being amortized on a straight-line basis over an estimated useful life of five years. The Company’s results of operations for the year ended December 31, 2020 included the operating results of Sugarmate since the date of acquisition, the amounts of which were not material.

Finite-lived intangible assets are recorded at cost, net of accumulated amortization and, if applicable, impairment charges. Amortization of finite-lived intangible assets is provided over their estimated useful lives on a straight-line basis. We review our finite-lived intangible assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. The Company has not recognized any impairment losses through December 31, 2020.
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
The Company is required to file federal and state income tax returns in the United States and various other state jurisdictions and, starting with 2018, a corporation income tax return in Canada. The preparation of these income tax returns requires the Company to interpret the applicable tax laws and regulations in effect in such jurisdictions, which could affect the amount of tax paid by the Company. An amount is accrued for the estimate of additional tax liability, including interest and penalties, for any uncertain tax positions taken or expected to be taken in an income tax return. The Company reviews and updates the accrual for uncertain tax positions as more definitive information becomes available. For further information, see Note 8, "Income Taxes."

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
Revenue Recognition
Revenue is generated primarily from sales of insulin pumps, disposable cartridges and infusion sets to individual customers with third-party insurance coverage and through a network of distributors that resell the products to insulin-dependent diabetes customers. The Company recognizes revenue when it transfers promised goods or services to customers in an amount that reflects the consideration to which the Company expects to be entitled in exchange for those goods or services.
Revenue Recognition for Arrangements with Multiple Performance Obligations
The Company considers the individual deliverables in its product offering as separate performance obligations. The transaction price is determined based on the consideration expected to be received, based either on the stated value in contractual arrangements or the estimated cash to be collected in non-contracted arrangements. The Company allocates the consideration to the individual performance obligations and recognizes the consideration based on when the performance obligation is satisfied, considering whether or not this occurs at a point in time or over time. Generally, insulin pumps, cartridges, infusion sets and accessories are deemed performance obligations that are satisfied at a point in time when the customer obtains control of the promised good, which is upon delivery for our distributor arrangements and upon receipt for sales directly to individual customers. Complementary products, such as t:connect and the Tandem Device Updater, are considered performance obligations that are satisfied over time, as access and support for these products is provided throughout the typical four-year warranty period of the insulin pumps. Accordingly, revenue related to the complementary products is deferred and recognized ratably over a four-year period. Where there is no standalone value for the complementary product, the Company determines their value by applying the expected cost plus a margin approach and then allocates the residual to the insulin pumps. Deferred revenue related to these performance obligations that are satisfied over time was included in the following consolidated balance sheet accounts in the amounts shown as of December 31, 2020 and 2019 (in thousands):

	December 31, 2020	December 31, 2019
Deferred revenue	$5,508	$3,465
Other long-term liabilities	10,426	5,656
Total	$15,934	$9,121
Sales Returns
The Company offers a 30-day right of return to customers in the U.S. and Canada from the date of shipment of its insulin pumps, provided a physician’s confirmation of the medical reason for the return is received. Estimated allowances for sales returns are based on historical returned quantities as compared to pump shipments in those same periods of return, adjusted for known or expected changes in the marketplace when appropriate. The amount recorded in deferred revenue on the Company’s consolidated balance sheets for allowances for sales returns was $0.6 million and $0.4 million at December 31, 2020 and 2019, respectively. Actual product returns have not differed materially from estimated amounts recorded in the accompanying consolidated financial statements.

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
The following table provides a reconciliation of the changes in product warranty liabilities for the years ended December 31, 2020, 2019 and 2018:

	Year Ended December 31,
(in thousands)	2020	2019	2018
Balance at beginning of the year	$16,724	$9,138	$5,640
Provision for warranties issued during the period	21,135	18,335	9,617
Settlements made during the period	(13,736)	(10,167)	(7,797)
(Decrease) increase in warranty estimates	(2,048)	(582)	1,678
Balance at end of the year	$22,075	$16,724	$9,138
As of December 31, 2020 and December 31, 2019, total product warranty reserves of $22.1 million and $16.7 million, respectively, were included in the following consolidated balance sheet accounts:

	December 31,
(in thousands)	2020	2019
Other current liabilities	$8,409	$4,707
Other long-term liabilities	13,666	12,017
Total warranty reserve	$22,075	$16,724
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
Net Loss Per Share
Basic net loss per share is calculated by dividing the net loss by the weighted average number of common shares that were outstanding for the period, without consideration for common stock equivalents. Diluted loss per share reflects the potential dilution that would occur if securities exercisable for or convertible into common stock were exercised for or converted into common stock. Dilutive common share equivalents are comprised of warrants, stock options outstanding under the Company’s equity incentive plans, unvested RSUs, and potential awards granted pursuant to the ESPP, each calculated using the treasury stock method; and shares issuable upon conversion of the senior convertible notes using the if-converted method. For warrants that are recorded as a liability in the accompanying condensed consolidated balance sheets, the calculation of diluted loss per share requires that, to the extent the average market price of the underlying shares for the reporting period exceeds the exercise price of the warrants and the presumed exercise of the warrants is dilutive to loss per share for the period, an adjustment is made to net loss used in the calculation to remove the change in fair value of the warrants from the numerator for the period. Likewise, an adjustment to the denominator is required to reflect the related dilutive shares, if any, under the treasury stock method. For the annual periods presented, there is no difference in the number of shares used to calculate basic and diluted shares outstanding due to the Company’s net loss position (see Note 12, "Selected Quarterly Financial Data (Unaudited)" for quarterly details).
Potentially dilutive securities outstanding and not included in the calculation of diluted net loss per share (because inclusion would be anti-dilutive) are as follows (in thousands, in common stock equivalent shares):

	Year Ended December 31,
	2020	2019	2018
Warrants to purchase common stock	379	611	705
Options to purchase common stock	5,021	5,619	3,477
Unvested restricted stock units	78	N/A	N/A
Awards granted under the ESPP	3	5	4
Convertible senior notes (if-converted)	1,605	N/A	N/A
	7,086	6,235	4,186
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

In August 2018, the FASB issued ASU No. 2018-13, Fair Value Measurement: Disclosure Framework – Changes to the Disclosure Requirements for Fair Value Measurement, which adds and modifies certain disclosure requirements for fair value measurements. Under the new guidance, entities will no longer be required to disclose the amount of and reasons for transfers between Level 1 and Level 2 of the fair value hierarchy, or valuation processes for Level 3 fair value measurements. However, public companies will be required to disclose the range and weighted average of significant unobservable inputs used to develop Level 3 fair value measurements, and related changes in unrealized gains and losses included in other comprehensive income. The updated guidance was effective for the Company starting in the first quarter of 2020. As a result, the Company modified certain fair value measurement disclosures primarily related to its Level 3 liabilities (see Note 4, “Fair Value Measurements”).

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

3. Financial Statement Information
Short-Term Investments
The Company invests in marketable securities, principally debt instruments of the U.S. Government, financial institutions and corporations with strong credit ratings. The following represents a summary of the estimated fair value of short-term investments at December 31, 2020 and 2019 (in thousands):

At December 31, 2020	Maturity (in years)	Amortized Cost	Gross Unrealized Gain	Gross Unrealized Loss	Estimated Fair Value
Available-for-sale securities:
Commercial paper	Less than 1	$108,892	$5	$(1)	$108,896
U.S. Government-sponsored enterprise	Less than 2	52,330	21	(1)	52,350
U.S. Treasury securities	Less than 2	143,244	12	(2)	143,254
Corporate debt securities	Less than 2	85,788	48	(13)	85,823
Total		$390,254	$86	$(17)	$390,323

At December 31, 2019	Maturity (in years)	Amortized Cost	Gross Unrealized Gain	Gross Unrealized Loss	Estimated Fair Value
Available-for-sale securities:
Commercial paper	Less than 1	$24,147	$10	$—	$24,157
U.S. Government-sponsored enterprise	Less than 2	33,073	26	—	33,099
U.S. Treasury securities	Less than 2	17,963	17	(1)	17,979
Corporate debt securities	Less than 2	50,011	42	(5)	50,048
Total		$125,194	$95	$(6)	$125,283

The Company has classified all marketable securities, regardless of maturity, as short-term investments based upon the Company’s ability and intent to use any of those marketable securities to satisfy the Company’s liquidity requirements.

The Company periodically reviews the portfolio of available-for-sale debt securities to determine if any investment is other-than-temporarily impaired due to changes in credit risk or other potential valuation concerns. Unrealized losses on available-for-sale debt securities at that date were not significant and were due to changes in interest rates, including credit spreads, from perceived increased credit risks as a result of the COVID-19 global pandemic. The Company does not intend to sell the available-for-sale debt securities that are in an unrealized loss position, and it is not more likely than not that the Company will be required to sell these debt securities before recovery of their amortized cost bases, which may be at maturity. Based on the credit quality of the available-for-sale debt securities that are in an unrealized loss position, and the Company’s estimates of future cash flows to be collected from those securities, the Company believes the unrealized losses are not credit losses. Accordingly, the Company has not recognized any impairment losses related to its available-for-sale debt securities at December 31, 2020.
Accounts Receivable
Accounts receivable consisted of the following (in thousands):

	December 31,
	2020	2019
Accounts receivable	$86,052	$49,889
Less: allowance for credit losses	(3,857)	(3,304)
Accounts receivable, net	$82,195	$46,585
Allowance for Credit Losses
The following table provides a reconciliation of the changes in the estimated allowance for expected accounts receivable credit losses (formerly the allowance for doubtful accounts) for the years ended December 31, 2020, 2019 and 2018 (in thousands):

	Year Ended December 31,
	2020	2019	2018
Balance at beginning of the year	$3,304	$1,837	$1,035
Provision for expected credit losses	3,016	2,322	1,448
Write-offs and adjustments, net of recoveries	(2,463)	(855)	(646)
Balance at end of the year	$3,857	$3,304	$1,837

Inventories
Inventories consisted of the following at (in thousands):

	December 31,
	2020	2019
Raw materials	$30,880	$20,699
Work-in-process	15,664	16,532
Finished goods	17,177	11,842
Total inventories	$63,721	$49,073
Property and Equipment
Property and equipment consisted of the following at (in thousands):

	December 31,
	2020	2019
Leasehold improvements	$22,834	$13,100
Computer equipment and software	12,219	9,899
Office furniture and equipment	9,876	6,367
Manufacturing and scientific equipment	44,026	33,422
Total cost	88,955	62,788
Less: accumulated depreciation and amortization	(38,933)	(29,865)
Total property and equipment, net	$50,022	$32,923
Depreciation and amortization expense related to property and equipment was $9.2 million, $5.7 million, and $5.5 million for the years ended December 31, 2020, 2019, and 2018, respectively.
Intangible Assets Subject to Amortization
Intangible assets subject to amortization consist of technology-based intangibles related to the Company’s acquisition of Sugarmate, as well as patents purchased or licensed that are related to the Company’s commercialized products. Intangible assets at December 31, 2020 and 2019, which were included in other long-term assets on the consolidated balance sheets, were as follows (in thousands):

	December 31,
	2020	2019
Intangible assets, gross amount	$12,502	$3,247
Accumulated amortization	(3,697)	(2,470)
Intangible assets, net	$8,805	$777
Weighted average remaining amortization period (in months)	52	30
Amortization expense related to intangible assets subject to amortization amounted to $1.2 million, $0.3 million and $0.3 million for the years ended December 31, 2020, 2019, and 2018, respectively. The amortization expense is recorded in cost of sales and selling, general and administrative expense in the consolidated statement of operations. The estimated aggregate amortization expense for each of the five succeeding years is $2.2 million for 2021, $2.0 million for 2022, $1.9 million for each of 2023 and 2024, and $0.9 million for 2025.

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
The following table presents information about the Company’s financial assets and liabilities measured at fair value on a recurring basis as of December 31, 2020 and 2019, and indicates the fair value hierarchy of the valuation techniques utilized by the Company to determine such fair value (in thousands):

		Fair Value Measurements at December 31, 2020
	December 31, 2020	Level 1	Level 2	Level 3
Assets
Cash equivalents (1)	$87,300	$87,300	$—	$—
Commercial paper	108,896	—	108,896	—
U.S. Government-sponsored enterprise	52,350	—	52,350	—
U.S. Treasury securities	143,254	143,254	—	—
Corporate debt securities	85,823	—	85,823	—
Total assets	$477,623	$230,554	$247,069	$—
Liabilities
Common stock warrants	$14,261	$—	$—	$14,261
Total liabilities	$14,261	$—	$—	$14,261

		Fair Value Measurements at December 31, 2019
	December 31, 2019	Level 1	Level 2	Level 3
Assets
Cash equivalents (1)	$43,520	$43,520	$—	$—
Commercial paper	24,157	—	24,157	—
U.S. Government-sponsored enterprise	33,099	—	33,099	—
U.S. Treasury securities	17,979	17,979	—	—
Corporate debt securities	50,048	—	50,048	—
Total assets	$168,803	$61,499	$107,304	$—
Liabilities
Common stock warrants	$23,509	$—	$—	$23,509
Total liabilities	$23,509	$—	$—	$23,509
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

The Company's Level 3 liabilities at December 31, 2020 and 2019 included the remaining Series A warrants issued by the Company in connection with the public offering of common stock in October 2017. The Series A warrants, which expire in October 2022, initially provided holders the right to purchase 4,630,000 shares of the Company’s common stock at an exercise price of $3.50 per share. The Series A warrants were initially valued in the aggregate amount of $5.2 million on the date of issuance utilizing a Black-Scholes pricing model.

During the years ended December 31, 2020 and 2019, the Company issued 262,615 shares and 93,470 shares of common stock, respectively, upon the exercise of Series A warrants. As of December 31, 2020 and 2019, there were Series A warrants outstanding to purchase 154,700 shares and 417,315 shares, respectively, of the Company’s common stock (see Note 7, “Stockholders’ Equity”).

The Company reassesses the fair value of the outstanding Series A warrants at each reporting date utilizing a Black-Scholes pricing model. Variables used in the pricing model include the closing market price of the Company’s common stock at the balance sheet date, and estimates of stock price volatility, dividend yield, expected warrant term and risk-free interest rate. The Company develops its estimates based on publicly available historical data. A significant increase (decrease) in any of these inputs in isolation, particularly the market price of the Company’s common stock, would have resulted in a significantly higher (lower) fair value measurement. The assumptions used to estimate the fair values of the outstanding Series A warrants at December 31, 2020 and 2019 are presented below:

	Series A Warrants
	December 31, 2020	December 31, 2019
Risk-free interest rate	0.1%	1.6%
Expected dividend yield	0.0%	0.0%
Expected volatility	55.3%	77.2%
Expected term (in years)	1.8	2.8
The following table presents a summary of changes in fair value of the Company’s total Level 3 financial liabilities for the years ended December 31, 2020 and 2019:

	2020	2019
Balance at beginning of year	$23,509	$17,926
Loss recognized from the change in fair value of common stock warrants	17,087	11,075
Decrease in fair value from warrants exercised during the period	(26,335)	(5,492)
Balance at end of year	$14,261	$23,509
Of the loss recognized from the change in fair value of common stock warrants for the years ended December 31, 2020 and 2019, $5.5 million and $8.9 million, respectively, was attributable to warrants outstanding as of December 31, 2020 and 2019.
5. Leases
The Company's leases consist of operating leases for general office space, laboratory, manufacturing and warehouse facilities, and equipment. These noncancellable operating leases have initial lease terms from one year to seven years. Leases with an initial term of 12 months or less are expensed as incurred and are not recorded as right-of-use assets on the consolidated balance sheets. Certain leases include an option to renew, with renewal terms that can extend the lease term for additional periods. The exercise of lease renewal options is at the Company's sole discretion. The depreciable life of assets and leasehold improvements are limited by the expected lease term, unless there is a transfer of title or purchase option that is reasonably certain to be exercised.
The Company recognizes lease expense for operating leases on a straight-line basis over the lease term. Because the Company's leases do not provide an implicit interest rate, the Company uses its incremental borrowing rate based on the information available at the lease Commencement Date in determining the present value of future lease payments. The Company used the incremental borrowing rate on January 1, 2019 for operating leases that commenced prior to that date.

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

The Company’s lease cost recorded in the consolidated statements of operations was as follows (in thousands):

	Year Ended December 31,
	2020	2019	2018
Operating lease cost	$7,514	$4,542	$2,557
Short-term lease cost	219	165	46
Total lease cost	$7,733	$4,707	$2,603

Maturities of operating lease liabilities at December 31, 2020 were as follows (in thousands):

Year Ending December 31,
2021	$9,421
2022	8,710
2023	4,386
2024	1,881
2025	1,876
Thereafter	2,099
Total undiscounted lease payments	28,373
Less: amount representing interest	(3,038)
Present value of operating lease liabilities	25,335
Less: current portion of operating lease liabilities	(9,421)
Operating lease liabilities - long-term	$15,914
The weighted-average remaining lease term and weighted-average discount rate for operating leases were as follows:

	December 31, 2020	December 31, 2019
Weighted-average remaining lease term (in years)	3.7	3.6
Weighted-average discount rate used to determine operating lease liabilities	5.9%	6.6%

Cash paid for amounts included in the measurement of lease liabilities, representing operating cash flows from operating leases, was $8.2 million and $4.4 million for the years ended December 31, 2020 and 2019, respectively.

6. Debt

Convertible Senior Notes
In May 2020, the Company entered into a purchase agreement with certain counterparties for the sale of an aggregate of $287.5 million principal amount of 1.50% Convertible Senior Notes due 2025 in a private offering to qualified institutional buyers pursuant to Rule 144A under the Securities Act of 1933, as amended. The Notes were issued pursuant to an Indenture, dated May 15, 2020, between the Company and U.S. Bank National Association, as trustee (Indenture). The net proceeds from the issuance of the Notes were $244.6 million, net of debt issuance costs and cash used to purchase the capped call transactions (Capped Call Transactions) discussed below.

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

In accounting for the issuance of the Notes, the Company separated the Notes into liability and equity components. The carrying amount of the liability component was calculated by measuring the fair value of similar debt instruments, which do not have an associated convertible feature. The amount of the equity component representing the conversion option for the Notes was $88.5 million and was recorded as a debt discount, which is amortized to interest expense at an effective interest rate of 9.9%. The Company allocated $2.7 million of debt issuance costs to the equity component and the remaining debt issuance costs of $6.1 million were allocated to the liability component, which are amortized to interest expense under the effective interest rate method. The equity component of the Notes will not be remeasured as long as it continues to meet the conditions for equity classification. It is the Company’s intent and policy to settle conversions through combination settlement, which essentially involves payment in cash equal to the principal portion and delivery of shares of common stock for the excess of the conversion value over the principal portion.

The liability and equity components of the Notes consisted of the following (in thousands):

December 31, 2020
Liability:
Principal	$287,500
Unamortized debt discount and debt issuance costs	(84,516)
Net carrying amount	$202,984
Carrying amount of the equity component	$85,803

As of December 31, 2020, the debt discount and debt issuance costs associated with the Notes will be amortized over the remaining period of approximately 4.3 years using the effective interest method.

The following table details interest expense recognized related to the Notes for the year ended December 31, 2020 (in thousands):

Year Ended
December 31, 2020
Contractual interest expense	$2,707
Amortization of debt issuance costs	652
Amortization of debt discount	9,446
Total interest expense	$12,805

The Notes will have a dilutive effect to the extent the average market price per share of common stock for a given reporting period exceeds the conversion price of $112.57. As of December 31, 2020, the “if-converted value” did not exceed the principal amount of the Notes.

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
7. Stockholders’ Equity (Deficit)
Public Offerings

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

Shares Reserved for Future Issuance
The following shares of the Company's common stock were reserved for future issuance at December 31, 2020 (in thousands):

Shares reserved for issuance upon conversion of Convertible Senior Notes	2,554
Shares underlying outstanding warrants	379
Shares underlying outstanding stock options	5,804
Shares underlying unvested restricted stock units	133
Shares authorized for issuance pursuant to awards granted under the ESPP	1,389
Shares authorized for future equity award grants	2,039
12,298
Common Stock Warrants

Warrants outstanding to purchase shares of the Company's common stock as of December 31, 2020 were as follows:

Issue Date	Exercise Price Per Share	Warrants Outstanding	Expiration Date
October 2017	$3.50	154,700	October 2022
March 2017	$23.50	193,788	March 2027
August 2011 - August 2012	$73.73	30,861	August 2021 - August 2022
		379,349
Each warrant allows the holder to purchase one share of the Company's common stock at the exercise price per share of the respective warrant. The Company issued 295,526 and 93,470 shares of its common stock upon the exercise of warrants during the years ended December 31, 2020 and 2019, respectively.
Stock Plans
In September 2006, the Company adopted the Company’s 2006 Stock Incentive Plan (2006 Plan), under which, as amended, 268,561 shares of common stock were reserved for issuance to employees, non-employee directors and consultants of the Company. The 2006 Plan was closed in 2013 with the approval of the 2013 Plan and no further options will be granted under the 2006 Plan.
The Company’s Amended and Restated 2013 Stock Incentive Plan (2013 Plan) was originally approved by the Company’s board of directors in October 2013. Under the 2013 Plan, the Company may grant stock options, stock appreciation rights, restricted stock and restricted stock units to individuals who are then employees, officers, directors or consultants of the Company. In June 2018, the Company received approval from its stockholders to increase the number of shares of common stock reserved under the 2013 Plan by 5,500,000 shares. In June 2019, the Company received approval from its stockholders to increase the number of shares of its common stock reserved for issuance under the 2013 Plan by an additional 5,000,000 shares.
The Company issued 2,339,467 and 1,418,953 shares of its common stock, respectively, upon the exercise of stock options during the years ended December 31, 2020 and 2019. During the year ended December 31, 2020, the Company issued 1,892 shares of its common stock upon the vesting of RSUs.
Common Stock Options
The maximum term of stock options granted under the 2006 Plan and 2013 Plan is ten years. Common stock options have an exercise price equal to the closing price of the Company's common stock on the applicable award date, and generally vest over a four year period as to 25% of the underlying shares on the first anniversary of the award, with the balance of the options vesting monthly over the following three years.

The following table summarizes stock option activities for the 2006 Plan and 2013 Plan:

	Total Options	Weighted- Average Exercise Price Per Share	Weighted- Average Remaining Contractual Life (in years)	Aggregate Intrinsic Value (in thousands)
Outstanding at December 31, 2018	5,763,192	$23.61	8.94	$116,988
Granted	3,026,511	$54.62
Exercised	(1,418,953)	$12.46		$71,808
Canceled/forfeited/expired	(195,823)	$42.93		$4,190
Outstanding at December 31, 2019	7,174,927	$38.40	8.45	$181,408
Granted	1,130,040	$83.55
Exercised	(2,339,467)	$24.69		$161,688
Canceled/forfeited/expired	(161,995)	$27.00		$4,516
Outstanding at December 31, 2020	5,803,505	$52.08	7.90	$268,649
Vested and expected to vest at December 31, 2020	5,732,927	$51.93	7.89	$266,396
Exercisable at December 31, 2020	2,980,386	$40.30	7.17	$178,540
Restricted Stock Units (RSUs)
RSUs have a grant price equal to the closing price of the Company’s common stock on the award date, and generally vest over a four year period based only on service as to 25% of the underlying shares on the first anniversary of the award, with the balance of the RSUs vesting quarterly over the following three years. A summary of RSU activity for the year ended December 31, 2020 is as follows:

	Total RSUs	Weighted-Average Grant Date Fair Value	Aggregate Intrinsic Value (in thousands)
Unvested awards outstanding at December 31, 2019	—	$—	$—
Granted	134,694	$82.82
Vested	(1,892)	$95.68
Unvested awards outstanding at December 31, 2020	132,802	$82.82	$12,706
Employee Stock Purchase Plan
In October 2013, the Company adopted the ESPP, which enables eligible employees to purchase shares of the Company’s common stock using their after-tax payroll deductions, subject to certain conditions. The ESPP is intended to qualify as an “employee stock purchase plan” within the meaning of Section 423 of the Code. Eligible employees may contribute, through payroll deductions, up to 15% of their earnings for the purchase of common stock under the ESPP. The purchase price of common stock under the ESPP is the lesser of: (a) 85% of the fair market value of a share of the Company’s common stock on the first date of an offering or (b) 85% of the fair market value of a share of the Company’s common stock on the date of purchase. Generally, the ESPP consists of a two-year offering period with four six-month purchase periods.
In June 2018, the Company received approval from its stockholders to increase the number of shares reserved for issuance under the ESPP by 2,000,000 shares.
During the years ended December 31, 2020 and 2019, 302,509 shares and 329,072 shares of our common stock, respectively, were purchased under the ESPP for proceeds of $9.1 million and $6.2 million, respectively.

Stock-Based Compensation
During the year ended December 31, 2019, the Company granted options to purchase 3,026,511 shares of common stock under the 2013 Plan, of which 1,644,715 options were originally awarded between February 2019 and June 2019, subject to and conditioned upon the approval by its stockholders of an increase in the number of shares of common stock reserved for issuance under the 2013 Plan. Stock-based compensation expense was not recognized for the contingent stock option grants prior to the approval by the Company’s stockholders of the increase in the number of shares of common stock reserved for issuance under the 2013 Plan, which occurred in June 2019.
During the year ended December 31, 2018, the Company granted options to purchase 4,730,956 shares of common stock under the 2013 Plan, of which 811,800 options were originally awarded in December 2017, subject to and conditioned upon the approval by its stockholders of an increase in the number of shares of common stock authorized under the 2013 Plan. Stock-based compensation expense was not recognized for the contingent stock option grants prior to the approval by the Company’s stockholders of the increase in the number of shares of common stock reserved for issuance under the 2013 Plan, which occurred in June 2018. Of the total options granted, options to purchase 4,201,100 shares of common stock, granted in June 2018, vested over a two year period with 50% of the underlying shares on the first anniversary of the award and the balance of the options vesting monthly over the following year.
The following table summarizes the allocation of stock-based compensation expense included in the consolidated statements of operations for all stock-based compensation arrangements (in thousands):

	Year Ended December 31,
	2020	2019	2018
Cost of sales	$8,210	$6,415	$2,581
Selling, general & administrative	41,563	42,857	16,824
Research and development	8,658	8,799	4,331
Total stock-based compensation expense	$58,431	$58,071	$23,736
The total stock-based compensation capitalized as part of the cost of the Company’s inventories was $0.6 million and $1.3 million at December 31, 2020 and 2019, respectively.
At December 31, 2020, the total unamortized stock-based compensation expense of approximately $120.7 million will be recognized over the remaining weighted average vesting term of approximately 2.8 years.
The assumptions used in the Black-Scholes option-pricing model are as follows:

	Stock Options
	Year Ended December 31,
	2020	2019	2018
Weighted average grant date fair value (per share)	$54.20	$39.06	$12.94
Risk-free interest rate	0.6%	2.1%	2.8%
Expected dividend yield	0.0%	0.0%	0.0%
Expected volatility	74.6%	71.8%	71.4%
Expected term (in years)	6.1	6.0	5.7

	ESPP
	Year Ended December 31,
	2020	2019	2018
Weighted average grant date fair value (per share)	$36.83	$30.32	$13.48
Risk-free interest rate	0.2%	1.9%	2.5%
Expected dividend yield	0.0%	0.0%	0.0%
Expected volatility	60.3%	69.9%	81.2%
Expected term (in years)	1.3	1.3	1.3

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
Expected Volatility. The expected volatility is estimated based on a weighted-average volatility of the Company’s actual historical volatility since its initial public offering in November 2013, and the historical stock volatilities of a peer group of similar companies whose share prices are publicly available. The peer group consisted of publicly traded companies in the same industry and in a similar stage of development. During 2020, the Company transitioned to solely using the expected volatility of its own common stock.
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

8. Income Taxes
The loss before provision for income taxes for the Company’s domestic and international operations was as follows (in thousands):

	Year Ended December 31,
	2020	2019	2018
U.S.	$(36,667)	$(24,888)	$(122,560)
Foreign	385	284	—
Loss before provision for income taxes	$(36,282)	$(24,604)	$(122,560)
The components of income tax expense (benefit) were as follows (in thousands):

	Year Ended December 31,
	2020	2019	2018
Current:
Federal	$—	$—	$—
State	75	86	51
Foreign	151	88	—
Total current tax expense	226	174	51
Deferred:
Federal	(1,760)	(21)	—
State	(366)	(4)	—
Foreign	—	—	—
Total deferred income tax benefit	(2,126)	(25)	—
Income tax expense (benefit)	$(1,900)	$149	$51
The expense (benefit) for income taxes reconciles to the amount computed by applying the federal statutory rate to loss before taxes as follows (in thousands):

	Year Ended December 31,
	2020	2019	2018
Income tax benefit at federal statutory rate (1)	$(7,619)	$(5,167)	$(25,738)
State income tax, net of federal benefit	(2,792)	(1,174)	(1,649)
Warrants revaluation	3,588	2,326	13,964
Research and development credits	(5,330)	(2,091)	(1,425)
Section 382 limitation	1,021	25,043	—
Stock-based compensation	(18,309)	(8,974)	1,362
Officers' compensation	2,612	3,133	—
Other	479	972	681
Change in valuation allowance	24,450	(13,919)	12,856
Income tax expense (benefit)	$(1,900)	$149	$51
(1)For the years ended December 31, 2020, 2019 and 2018, the federal statutory tax rate was 21%.

Significant components of the Company’s net deferred income tax assets at December 31, 2020 and 2019 are shown below (in thousands). The Company assesses all available positive and negative evidence to estimate whether sufficient future taxable income will be generated to permit use of the existing deferred tax assets. A significant piece of objective negative evidence evaluated was the cumulative book loss incurred over the three-year period ended December 31, 2020. Such objective evidence limits the ability to consider other subjective evidence, such as projections for future growth. On the basis of this analysis, a valuation allowance of $121.6 million and $109.6 million at December 31, 2020 and 2019, respectively, has been recorded to offset the net deferred tax asset as realization of such asset is uncertain. The amount of the deferred tax asset considered realizable, however, could be adjusted if estimates of future taxable income during the carryforward period are increased, or if objective negative evidence in the form of cumulative losses is no longer present and additional weight is given to subjective evidence such as the Company’s projections for future growth.

	December 31,
	2020	2019
Deferred tax assets:
Net operating loss (NOL) carryforwards	$86,898	$66,642
Research and development tax credits carryforwards	11,261	5,931
Capitalized research and development expenses	6,840	8,745
Accrued compensation	24,038	19,794
Lease liabilities	6,112	4,916
Other	12,096	9,350
Total deferred tax assets	147,245	115,378
Deferred tax liabilities:
Convertible debt	(11,224)	—
Fixed assets	(7,675)	(2,026)
Other	(6,719)	(3,753)
Total deferred tax liabilities	(25,618)	(5,779)
Less valuation allowance	(121,627)	(109,599)
Net deferred tax assets	$—	$—
As of December 31, 2020, the Company had accumulated federal and state NOL carryforwards of approximately $340.0 million, and $288.7 million, respectively, Of the total federal net operating loss carryforwards, approximately $131.5 million were generated after January 1, 2018, and therefore do not expire. NOL generated after January 1, 2018, is subject to 80% limitation in accordance with the Tax Cuts and Jobs Act of 2017. The remaining federal net operating loss carryforwards of $208.5 million will begin to expire in 2026, and state tax loss carryforwards begin to expire in 2021, unless previously utilized. The remaining California NOL carryforwards of $164.1 million will begin expiring in 2028. The Company has no foreign tax loss carryforwards as of December 31, 2020.
The Company also has federal and California research credit carryforwards of approximately $7.5 million and $11.4 million, respectively, as of December 31, 2020. The federal research credit carryforwards will begin expiring in 2028, unless previously utilized. The California research credit will carry forward indefinitely.
Utilization of the Company's net operating loss and research credit carryforwards may be subject to a substantial annual limitation due to ownership change limitations provided by Section 382 of the Internal Revenue Code of 1986, as amended, and similar state provisions. The annual limitations may result in the expiration of net operating loss carryforwards before utilization. The Company has completed analyses through December 31, 2020 to determine whether its net operating losses and credits are likely to be limited by Section 382. Based on the 2018 study completed in 2019, the Company determined that an ownership change, as defined under Section 382, occurred in 2018 and the resulting limitation significantly reduced the Company’s ability to utilize its net operating loss and credit carryovers before they expire. As a result, in 2019 the Company reduced its deferred tax assets for the net operating loss and research credit carryforwards that were projected to expire unused with a corresponding offset to the valuation allowance recorded against such assets. Additionally, future ownership changes under Section 382 may also limit the Company's ability to fully utilize any remaining tax benefits.

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
The following table summarizes the activity related to the Company’s gross unrecognized tax benefits at the beginning and end of the years ended December 31, 2020, 2019 and 2018 (in thousands):

	Year Ended December 31,
	2020	2019	2018
Gross unrecognized tax benefits at the beginning of the year	6,580	$8,824	$8,121
Increases related to current year positions	2,234	1,076	644
Increases (decreases) related to prior year positions	1,293	(3,320)	59
Gross unrecognized tax benefits at the end of the year	$10,107	$6,580	$8,824
As of December 31, 2020, the Company had $8.6 million of unrecognized tax benefits that, if recognized and realized would impact the effective tax rate, subject to the valuation allowance.
The Company’s practice is to recognize interest and penalties related to income tax matters in income tax expense. The Company had no accrual for interest and penalties on the Company’s consolidated balance sheets and has not recognized interest and penalties in the consolidated statements of operations for the years ended December 31, 2020 and 2019. The Company does not expect any significant increases or decreases, other than the potential reduction as a result of the Section 382 limitation, to its unrecognized tax benefits within the next 12 months.
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

10. Commitments and Contingencies
Legal and Regulatory Matters

In May 2020 the Company was named as a defendant in three California state court class action lawsuits arising from a data breach the Company experienced in January 2020. Collectively, these lawsuits seek statutory, compensatory, actual, and punitive damages; equitable relief, including restitution; pre- and post-judgment interest; injunctive relief; and attorney fees, costs, and expenses from the Company. On July 24, 2020, these three pending lawsuits were consolidated into a single case in the Superior Court of the State of California in the County of San Bernardino entitled Joseph Deluna et al v. Tandem Diabetes Care, Inc. The consolidated case alleges violations of the Confidentiality of Medical Information Act (CMIA), CCPA, California’s Unfair Competition Law (UCL), and breach of contract. The Company filed a demurrer seeking dismissal of all claims, which was heard by the Court on October 27, 2020, and which resulted in the following outcome: (i) the demurrer of the CMIA claim was denied; and (ii) the demurrer of the CCPA, UCL, and contract claims were sustained with leave to amend the pending complaint. A second amended complaint was filed by the plaintiffs on November 25, 2020 and the Company filed a demurrer to such second amended complaint on December 28, 2020.
In September 2020, the Company was named as a defendant in a lawsuit entitled Buck Walsh, individually and on behalf of others similarly situated v. Tandem Diabetes Care, Inc., which was filed in the Superior Court of the State of California in San Diego County. The alleged violations include business and professions code and labor code violations for failure to compensate wages, unpaid meal and rest periods, and failure to reimburse for necessary business-related expenses. The proposed class of plaintiffs includes hourly paid or non-exempt employees of the Company who were employed from April 6, 2016 through the date of adjudication.

Although the Company intends to vigorously defend against these claims, there is no guarantee that the Company will prevail. Accordingly, the Company is unable to determine the ultimate outcome of these lawsuits or determine the amount or range of potential losses associated with the lawsuits.

From time to time, the Company may be subject to other legal proceedings or regulatory matters arising in the ordinary course of business, including without limitation, actions with respect to intellectual property, employment, regulatory, product liability and contractual matters. In connection with these proceedings or matters, the Company regularly assesses the probability and amount (or range) of possible issues based on the developments in these proceedings or matters. A liability is recorded in the consolidated financial statements if it is determined that it is probable that a loss has been incurred, and that the amount (or range) of the loss can be reasonably estimated. Because of the uncertainties related to any pending proceedings or matters, the Company is currently unable to predict their ultimate outcome and, with respect to any legal proceeding or regulatory matter where no liability has been accrued, to make a reasonable estimate of the possible loss (or range of loss) that could result from an adverse outcome. At December 31, 2020 and 2019, there were no legal proceedings, regulatory matters, or other disputes or claims for which a material loss was considered probable or for which the amount (or range) of loss was reasonably estimable. However, regardless of the outcome, legal proceedings, regulatory matters, and other disputes and claims can have an adverse impact on the Company because of legal costs, diversion of management time and resources, and other factors.
Operating Leases
The Company leases general office space, laboratory, manufacturing and warehouse facilities, and equipment under noncancelable operating leases. Future minimum payments due under noncancelable operating leases were $28.4 million as of December 31, 2020 (see Note 5, "Leases" for further details).
In connection with one of the operating leases, the Company has a $0.5 million unsecured standby letter of credit arrangement with a bank under which the landlord of the building is the beneficiary. The expiration of the standby letter of credit is July 15, 2022.

Purchase Obligations
The Company has agreements with suppliers and other parties to purchase inventory, other goods and services and long-lived assets. Product inventory obligations primarily consist of purchase commitments for raw materials used in the production of insulin pumps and cartridges, and finished goods infusion sets. Cancellation of outstanding purchase commitments is generally allowed but requires payment of certain costs incurred through the date of cancellation. At December 31, 2020, obligations under our purchase agreements totaled $90.8 million, of which approximately $85.0 million is due within one-year.

11. Business Segment and Geographic Information
Segment Reporting
Operating segments are identified as components of an enterprise about which discrete financial information is available for evaluation by the chief operating decision-maker (CODM) in making decisions regarding resource allocation and assessing performance. The Company is organized based on its current product portfolio, which consists primarily of insulin pumps, disposable cartridges and infusion sets for the storage and delivery of insulin. The Company views its operations and manages its business as one segment and a single reporting unit because key operating decisions and resource allocations are made by the CODM using consolidated financial data.
Disaggregation of Revenue
The Company primarily sells its products through national and regional distributors in the United States on a non-exclusive basis, and through distribution partners outside the United States, including in select European countries, Canada, Australia, New Zealand, and South Africa. In the United States and Canada, the Company utilizes a direct sales force. The Company disaggregates its revenue by geography and by major sales channel as management believes these categories best depict how the nature, amount and timing of revenues and cash flows are affected by economic factors.
Revenues by Geographic Region and Customer Sales Channel
During the years ended December 31, 2020, 2019 and 2018, no individual country outside the United States generated revenue that represented more than 10% of total revenue. The table below sets forth revenues for the Company’s two primary geographical markets, based on the geographic location to which our products are shipped.

	For the Year Ended December 31,
(in thousands)	2020	2019	2018
United States	$415,680	$302,084	$174,188
International	83,150	60,221	9,678
Total Sales	$498,830	$362,305	$183,866
Sales to distributors accounted for 70%, 73%, and 78% of the Company’s total domestic sales for the years ended December 31, 2020, 2019 and 2018, respectively. Sales to distributors accounted for 94%, 92%, and 100% of the Company’s total international sales for the years ended December 31, 2020, 2019 and 2018, respectively.

12. Selected Quarterly Financial Data (Unaudited)
The following financial information reflects all normal recurring adjustments that are, in the opinion of management, necessary for a fair statement of the results of the interim periods. Quarterly financial information for the years ended December 31, 2020 and 2019 is presented in the following table (in thousands, except per share data):

	For the Quarter Ended
	March 31	June 30	September 30	December 31
2020
Sales	$97,926	$109,236	$123,603	$168,065
Gross profit	$50,261	$54,390	$65,313	$90,556
Operating expenses	$63,834	$66,427	$66,322	$71,894
Operating income (loss)	$(13,573)	$(12,037)	$(1,009)	$18,662
Net income (loss)	$(14,867)	$(27,107)	$(9,408)	$17,000
Basic net income (loss) per share (1)	$(0.25)	$(0.45)	$(0.15)	$0.27
Diluted net income (loss) per share (1)(2)	$(0.25)	$(0.45)	$(0.15)	$0.22

2019
Sales	$65,995	$93,255	$94,657	$108,398
Gross profit	$33,353	$49,904	$50,683	$60,272
Operating expenses	$44,350	$51,769	$56,687	$58,128
Operating income (loss)	$(10,997)	$(1,865)	$(6,004)	$2,144
Net income (loss)	$(22,992)	$(1,512)	$(2,901)	$2,652
Basic net income (loss) per share (1)	$(0.40)	$(0.03)	$(0.05)	$0.04
Diluted net income (loss) per share (1)(2)	$(0.40)	$(0.03)	$(0.09)	$0.04
(1)Net income (loss) per share is computed independently for each quarter and the full year based upon the respective average shares outstanding in each period. Therefore, the sum of the quarterly per-share calculations may not equal the reported annual per share amounts.
(2)With the exception of the fourth quarter of 2020, and the third and fourth quarters of 2019, there is no difference in the weighted average shares used to compute basic and diluted net income (loss) per share. (see Note 2, ''Summary of Significant Accounting Policies'' for further details). The numerator and denominator of the basic and diluted net income (loss) per share computations are calculated as follows for the respective quarters of 2020 and 2019 where basic and diluted net income (loss) per share differ:

	For the Quarter Ended
(in thousands)	December 31, 2020	December 31, 2019	September 30, 2019
Net income (loss)	$17,000	$2,652	$(2,901)
Less: change in fair value of common stock warrants	(2,819)	—	(2,321)
Net income (loss) - diluted	$14,181	$2,652	$(5,222)

Weighted average shares outstanding - basic	62,249	59,219	58,801
Dilutive common share equivalents:
Warrants to purchase common stock	308	514	394
Options to purchase common stock	2,984	3,140	—
Unvested restricted stock units	133	N/A	N/A
Awards granted under the ESPP	4	11	—
Convertible senior notes (if-converted)	—	N/A	N/A
Weighted average shares - diluted	65,678	62,884	59,195

Item 9.    Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.
Not applicable.
Item 9A.    Controls and Procedures.
Disclosure Controls and Procedures

We maintain disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, that are designed to ensure that information required to be disclosed in the reports we file with the SEC under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure.

As of December 31, 2020, we carried out an evaluation, under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based on this evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective at a reasonable assurance level as of December 31, 2020.

Internal Control over Financial Reporting
Our management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act. Internal control over financial reporting is a process designed by or under the supervision of our management, including our principal executive officer and principle financial officer, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of consolidated financial statements for external purposes in accordance with accounting principles generally accepted in the United States of America.
As of December 31, 2020, our management assessed the effectiveness of our internal control over financial reporting using the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control-Integrated Framework. Based on this assessment, our management concluded that, as of December 31, 2020, our internal control over financial reporting was effective.
Ernst & Young LLP, an independent registered public accounting firm, has issued an attestation report on the effectiveness of our internal control over financial reporting as of December 31, 2020 as stated in its report, which is included herein.

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
As discussed above, Mr. Sheridan, our principal executive officer, and Ms. Vosseller, our principal financial and accounting officer, are involved in a personal relationship and share a primary residence. While our board of directors is informed of the relationship and appropriate actions have been taken to ensure compliance with our policies and procedures, the existence of this relationship may create additional risk, or the perception of additional risk, that our controls and procedures may not be effective.

Report of Independent Registered Public Accounting Firm

To the Stockholders and the Board of Directors of Tandem Diabetes Care, Inc.

Opinion on Internal Control over Financial Reporting

We have audited Tandem Diabetes Care, Inc.’s internal control over financial reporting as of December 31, 2020, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework), (the COSO criteria). In our opinion, Tandem Diabetes Care, Inc. (the Company) maintained, in all material respects, effective internal control over financial reporting as of December 31, 2020, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of December 31, 2020 and 2019, the related consolidated statements of operations and comprehensive loss, stockholders‘ equity (deficit), and cash flows, for each of the three years in the period ended December 31, 2020, and the related notes and our report dated February 24, 2021 expressed an unqualified opinion thereon.

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
February 24, 2021

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
The information required by this item that is not referenced or set forth above, will be set forth in our definitive Proxy Statement for our 2021 Annual Meeting of Stockholders, or our Proxy Statement, or in an amendment to this Annual Report, to be filed with the SEC not later than 120 days after the end of the fiscal year ended December 31, 2020, and is incorporated herein by reference.
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

3. Exhibits.

		Incorporated by Reference
Exhibit Number	Exhibit Description	Form	File No.	Date of First Filing	Exhibit Number	Provided Herewith
3.1	Amended and Restated Certificate of Incorporation (as amended through August 17, 2018 and currently in effect).	10-Q	001-36189	1-Nov-18	3.1
3.2	Amended and Restated Bylaws (as amended through February 4, 2021 and currently in effect).					X
4.1	Description of Capital Stock.	10-K	001-36189	24-Feb-20	4.1
4.2	Form of Common Stock Certificate.	S-1/A	333-191601	1-Nov-13	4.1
4.3	Third Amended and Restated Investors’ Rights Agreement, dated August 30, 2012.	S-1	333-191601	7-Oct-13	4.2
4.4	Form of Warrant to Purchase Stock.	S-1	333-216531	8-Mar-17	4.3
4.5	Form of Preferred Stock Warrant.	S-1	333-191601	7-Oct-13	4.4
4.6	Form of Series A Warrant to Purchase Common Stock.	8-K	001-36189	13-Oct-17	4.1
4.7	Indenture between Tandem Diabetes Care, Inc. and U.S. Bank National Association.	8-K	001-36189	15-May-20	4.1
4.8	Form of Global Note, representing Tandem Diabetes Care, Inc.’s 1.50% Convertible Senior Notes due 2025 (included as Exhibit A to the Indenture filed as Exhibit 4.1).	8-K	001-36189	15-May-20	4.2
10.1*	Tandem Diabetes Care, Inc. 2006 Stock Incentive Plan.	S-1	333-191601	7-Oct-13	10.3
10.2*	Form of Stock Option Agreement under 2006 Plan.	S-1	333-191601	7-Oct-13	10.4

10.3*	Form of Restricted Stock Purchase Agreement under 2006 Plan.	S-1	333-191601	7-Oct-13	10.5
10.4*	Tandem Diabetes Care, Inc. Amended and Restated 2013 Stock Incentive Plan.	DEF 14A	001-36189	26-Apr-18	Appendix B
10.5*	Tandem Diabetes Care, Inc. Amended and Restated 2013 Stock Incentive Plan.	10-Q	001-36189	30-Jul-2020	10.2
10.6*	Form of Restricted Stock Unit Agreement under the 2013 Plan.	10-Q	001-36189	30-Jul-2020	10.1
10.7*	Form of Stock Option Agreement under 2013 Plan.	S-1/A	333-191601	1-Nov-13	10.7
10.8*	Form of Stock Option Agreement under 2013 Plan (Non-Employee Directors).	S-1/A	333-191601	1-Nov-13	10.8
10.9*	Tandem Diabetes Care, Inc. Amended and Restated 2013 Employee Stock Purchase Plan.	DEF 14A	001-36189	26-Apr-18	Appendix C
10.10*	Tandem Diabetes Care, Inc. 2020 Senior Management Cash Bonus Plan.	10-Q	001-36189	30-Apr-2020	10.2
10.11*	Employee Offer Letter, dated July 8, 2013, by and between Tandem Diabetes Care, Inc. and David B. Berger.	S-1	333-191601	7-Oct-13	10.12
10.12*	Employee Offer Letter, dated February 1, 2013, by and between Tandem Diabetes Care, Inc. and John F. Sheridan.	S-1	333-191601	7-Oct-13	10.13
10.13*	Employee Offer Letter, dated January 12, 2016, by and between Tandem Diabetes Care, Inc. and Brian B. Hansen.	8-K	001-36189	2-Feb-16	10.1
10.14*	Employment Severance Agreement, dated February 1, 2016, by and between Tandem Diabetes Care, Inc. and Brian B. Hansen.	8-K	001-36189	2-Feb-16	10.2
10.15*	Amended and Restated Employment Severance Agreement, dated November 4, 2013, by and between Tandem Diabetes Care, Inc. and John F. Sheridan.	S-1/A	333-191601	8-Nov-13	10.17
10.16*	Amended and Restated Employment Severance Agreement, dated November 4, 2013, by and between Tandem Diabetes Care, Inc. and David B. Berger.	S-1/A	333-191601	8-Nov-13	10.18
10.17*	Amended and Restated Employment Severance Agreement, dated November 4, 2013, by and between Tandem Diabetes Care, Inc. and Susan M. Morrison.	S-1/A	333-191601	8-Nov-13	10.19
10.18*	Amended and Restated Employment Severance Agreement dated August 2, 2017, by and between the Company and Leigh A. Vosseller.	S-1	333-222553	16-Jan-18	10.25
10.19*	Form of Indemnification Agreement.	S-1	333-191601	7-Oct-13	10.11

10.20	Confidential Intellectual Property Agreement, dated July 10, 2012, by and between Tandem Diabetes Care, Inc. and Smiths Medical ASD, Inc.	S-1/A	333-191601	8-Nov-13	10.20
10.21**	Amended and Restated Development and Commercialization Agreement, dated January 4, 2013, by and between Tandem Diabetes Care, Inc. and DexCom, Inc.	10-Q	001-36189	29-Oct-15	10.1
10.22**	Amendment No. 1 to Amended and Restated Development and Commercialization Agreement, dated September 24, 2015, by and between Tandem Diabetes Care, Inc. and DexCom, Inc.	10-Q	001-36189	29-Oct-15	10.2
10.23**	Development Agreement, dated June 4, 2015 by and between Tandem Diabetes Care, Inc. and DexCom, Inc.	10-Q/A	001-36189	9-Nov-18	10.5
10.24†	Development Agreement, dated November 20, 2020, by and between Tandem Diabetes Care, Inc. and DexCom, Inc.					X
10.25†	Commercialization Agreement, dated November 20, 2020, by and between Tandem Diabetes Care, Inc. and DexCom, Inc.					X
10.26	Lease Agreement, dated March 7, 2012, as amended through November 5, 2013, by and between Tandem Diabetes Care, Inc. and ARE-11025/11075 Roselle Street, LLC.	S-1/A	333-191601	8-Nov-13	10.1
10.27	Fourth Amendment to Lease, dated December 27, 2017, by and between Tandem Diabetes Care, Inc. and ARE-11025/11075 Roselle Street, LLC	8-K	001-36189	3-Jan-18	10.2
10.28	Lease Agreement, dated November 5, 2013, by and between Tandem Diabetes Care, Inc. and ARE-11025/11075 Roselle Street, LLC.	S-1/A	333-191601	8-Nov-13	10.21
10.29	First Amendment to Lease, dated December 27, 2017, by and between Tandem Diabetes Care, Inc. and ARE-11025/11075 Roselle Street, LLC	8-K	001-36189	3-Jan-18	10.1
10.30	Lease Agreement, dated June 30, 2016, by and between Tandem Diabetes Care, Inc. and ARE-SD REGION NO. 36, LLC.	10-Q	001-36189	28-Jul-16	10.3
10.31	Lease Agreement, dated November 14, 2019, by and between Tandem Diabetes Care, Inc. and Ameri Shore LLC.	10-K	001-36189	24-Feb-20	10.36
10.32	Second Amendment to Lease Agreement by and Between ARE-11025/11075 ROSELLE STREET, LLC, and Tandem Diabetes Care, Inc.	10-Q	001-36189	5-Nov-2020	10.1

10.33	Fifth Amendment to Lease Agreement by and Between ARE-11025/11075 ROSELLE STREET, LLC, and Tandem Diabetes Care, Inc.	10-Q	001-36189	5-Nov-2020	10.2
10.34†	License Agreement, dated July 14, 2016, by and between Tandem Diabetes Care, Inc. and TypeZero Technologies, LLC	10-Q	001-36189	30-Apr-2020	10.1
21.1	Subsidiaries of the Registrant					X
23.1	Consent of Independent Registered Public Accounting Firm.					X
24.1	Power of Attorney (included on the signature page).					X
31.1	Certification of John F. Sheridan, Chief Executive Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					X
31.2	Certification of Leigh A. Vosseller, Chief Financial Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					X
32.1***	Certification of John F. Sheridan, Chief Executive Officer, pursuant to U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					X
32.2***	Certification of Leigh A. Vosseller, Chief Financial Officer, pursuant to U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					X
101.INS	Inline XBRL Instance Document.					X
101.SCH	Inline XBRL Taxonomy Extension Schema Document.					X
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.					X
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.					X
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.					X
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.					X
104	Cover Page Interactive Data File (embedded within the Inline XBRL document).					X
†    Certain confidential portions of this exhibit have been redacted pursuant to Item 601(b)(10)(iv) of Regulation S-K. The Company has determined that such omitted information is (i) not material, and (ii) would likely cause competitive harm to the Company if publicly disclosed.
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

Item 16.        Form 10-K Summary.

None.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Annual Report to be signed on its behalf by the undersigned, thereunto duly authorized.

Tandem Diabetes Care, Inc.

	By:	/s/ John F. Sheridan
John F. Sheridan
President, Chief Executive Officer and Director
(Principal Executive Officer)
Date: February 24, 2021

POWER OF ATTORNEY
KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below hereby constitutes and appoints John F. Sheridan and Leigh A. Vosseller, and each of them individually, his and her true and lawful attorneys-in-fact and agents, with full power of substitution and resubstitution, for him and her and in his and her name, place, and stead, in any and all capacities, to sign any and all amendments to this Annual Report, and to file the same, with all exhibits thereto, and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorneys-in-fact and agents, and each of them, full power and authority to do and perform each and every act and thing requisite and necessary to be done in connection therewith, as fully to all intents and purposes as he or she might or could do in person, hereby ratifying and confirming all that said attorneys-in-fact and agents, or any of them, or his or her substitute or substitutes, may lawfully do or cause to be done by virtue hereof.
Pursuant to the requirements of the Securities Exchange Act of 1934, this Annual Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ JOHN F. SHERIDAN	President, Chief Executive Officer and Director (Principal Executive Officer)	February 24, 2021
John F. Sheridan

/s/ LEIGH A. VOSSELLER	Executive Vice President, Chief Financial Officer and Treasurer (Principal Financial and Accounting Officer)	February 24, 2021
Leigh A. Vosseller

/s/ DICK P. ALLEN	Lead Independent Director	February 24, 2021
Dick P. Allen

/s/ KIM D. BLICKENSTAFF	Chairman of the Board	February 24, 2021
Kim D. Blickenstaff

/s/ PEYTON R. HOWELL	Director	February 24, 2021
Peyton R. Howell

/s/ KATHLEEN MCGRODDY-GOETZ	Director	February 24, 2021
Kathleen McGroddy-Goetz

/s/ REBECCA B. ROBERTSON	Director	February 24, 2021
Rebecca B. Robertson

/s/ DOUGLAS A. ROEDER	Director	February 24, 2021
Douglas A. Roeder

/s/ RAJWANT S. SODHI	Director	February 24, 2021
Rajwant S. Sodhi

/s/ CHRISTOPHER J. TWOMEY	Director	February 24, 2021
Christopher J. Twomey