Form 10-Q
period 2021-03-31
TANDEM DIABETES CARE INC
filed 2021-05-05
CIK 1438133

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
____________________________________________________________________________________________
FORM 10-Q
_____________________________________________________________________________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended March 31, 2021
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
(858) 366-6900
(Registrant’s telephone number, including area code)
Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Trading Symbol(s)	Name of Exchange on Which Registered
Common Stock, par value $0.001 per share	TNDM	Nasdaq Global Market
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.   ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No   ☒
As of April 30, 2021, there were 62,637,925 shares of the registrant’s Common Stock outstanding.

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
TANDEM DIABETES CARE, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except par value)

	March 31,	December 31,
	2021	2020
	(Unaudited)	(Note 1)
Assets
Current assets:
Cash and cash equivalents	$120,791	$94,613
Short-term investments	392,646	390,323
Accounts receivable, net	73,673	82,195
Inventories	66,816	63,721
Prepaid and other current assets	7,770	6,383
Total current assets	661,696	637,235
Property and equipment, net	50,445	50,022
Operating lease right-of-use assets	33,273	19,773
Other long-term assets	8,859	9,385
Total assets	$754,273	$716,415
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$28,184	$17,805
Accrued expenses	5,058	4,783
Employee-related liabilities	32,711	34,159
Deferred revenue	6,670	6,082
Common stock warrants	2,517	14,261
Operating lease liabilities	9,446	9,421
Other current liabilities	18,824	17,341
Total current liabilities	103,410	103,852
Convertible senior notes, net - long-term	280,168	202,984
Operating lease liabilities - long-term	29,011	15,914
Other long-term liabilities	28,270	27,360
Total liabilities	440,859	350,110
Commitments and contingencies (Note 11)
Stockholders’ equity:
Common stock, $0.001 par value; 200,000 shares authorized, 62,571 and 62,335 shares issued and outstanding at March 31, 2021 (unaudited) and December 31, 2020, respectively.	63	62
Additional paid-in capital	968,450	1,025,233
Accumulated other comprehensive income	106	220
Accumulated deficit	(655,205)	(659,210)
Total stockholders’ equity	313,414	366,305
Total liabilities and stockholders’ equity	$754,273	$716,415
See accompanying notes to unaudited condensed consolidated financial statements.

TANDEM DIABETES CARE, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
(Unaudited)
(In thousands, except per share data)

	Three Months Ended March 31,
	2021	2020
Sales	$141,037	$97,926
Cost of sales	67,750	47,665
Gross profit	73,287	50,261
Operating expenses:
Selling, general and administrative	58,563	49,717
Research and development	17,961	14,117
Total operating expenses	76,524	63,834
Operating loss	(3,237)	(13,573)
Other income (expense), net:
Interest income and other, net	272	726
Interest expense	(1,506)	—
Change in fair value of common stock warrants	(690)	(1,922)
Total other expense, net	(1,924)	(1,196)
Loss before income taxes	(5,161)	(14,769)
Income tax expense (benefit)	(117)	98
Net loss	$(5,044)	$(14,867)
Other comprehensive loss:
Unrealized gain (loss) on short-term investments	$(38)	$42
Foreign currency translation loss	(76)	(409)
Comprehensive loss	$(5,158)	$(15,234)

Net loss per share, basic and diluted	$(0.08)	$(0.25)
Weighted average shares used to compute basic and diluted net loss per share	62,448	59,740
See accompanying notes to unaudited condensed consolidated financial statements.

TANDEM DIABETES CARE, INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(Unaudited)
(In thousands)

Three Months Ended March 31, 2021

	Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Total Stockholders’ Equity
	Shares	Amount
Balance at December 31, 2020	62,335	$62	$1,025,233	$220	$(659,210)	$366,305
Effect of change in accounting for convertible debt(1)	—	—	(85,803)	—	9,049	(76,754)
Exercise of stock options	111	1	3,135	—	—	3,136
Exercise of common stock warrants	125	—	437	—	—	437
Fair value of common stock warrants at time of exercise	—	—	12,434	—	—	12,434
Stock-based compensation expense	—	—	13,014	—	—	13,014
Unrealized loss on short-term investments	—	—	—	(38)	—	(38)
Foreign currency translation adjustments	—	—	—	(76)	—	(76)
Net loss	—	—	—	—	(5,044)	(5,044)
Balance at March 31, 2021	62,571	$63	$968,450	$106	$(655,205)	$313,414

Three Months Ended March 31, 2020

	Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Total Stockholders’ Equity
	Shares	Amount
Balance at December 31, 2019	59,396	$59	$819,626	$122	$(624,828)	$194,979
Exercise of stock options	673	1	11,474	—	—	11,475
Exercise of common stock warrants	2	—	7	—	—	7
Fair value of common stock warrants at time of exercise	—	—	141	—	—	141
Stock-based compensation expense	—	—	15,808	—	—	15,808
Unrealized gain on short-term investments	—	—	—	42	—	42
Foreign currency translation adjustments	—	—	—	(409)	—	(409)
Net loss	—	—	—	—	(14,867)	(14,867)
Balance at March 31, 2020	60,071	$60	$847,056	$(245)	$(639,695)	$207,176
(1) The Company adopted ASU No. 2020-06, Accounting for Convertible Instruments and Contracts in an Entity’s Own Equity effective January 1, 2021 (see Note 2, “Summary of Significant Accounting Policies”).

TANDEM DIABETES CARE, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(In thousands)

	Three Months Ended March 31,
	2021	2020
Operating Activities
Net loss	$(5,044)	$(14,867)
Adjustments to reconcile net loss to net cash provided (used) by operating activities:
Depreciation and amortization expense	3,485	1,830
Amortization of debt issuance costs	428	—
Provision for expected credit losses	143	862
Provision (recovery) for inventory obsolescence	64	(363)
Change in fair value of common stock warrants	690	1,922
Amortization of premium (discount) on short-term investments	209	(66)
Stock-based compensation expense	12,947	15,865
Other	(73)	19
Changes in operating assets and liabilities:
Accounts receivable, net	8,389	(8,292)
Inventories	(3,084)	(11,095)
Prepaid and other current assets	(1,412)	(2,231)
Other long-term assets	(17)	(383)
Accounts payable	10,537	4,294
Accrued expenses	278	(2,124)
Employee-related liabilities	(1,448)	(6,253)
Deferred revenue	1,871	1,524
Other current liabilities	1,094	431
Other long-term liabilities	(372)	(1,704)
Net cash provided (used) by operating activities	28,685	(20,631)
Investing Activities
Purchases of short-term investments	(154,300)	(9,727)
Proceeds from maturities of short-term investments	140,200	30,859
Proceeds from sales of short-term investments	11,530	18,550
Purchases of property and equipment	(3,524)	(6,766)
Net cash (used in) provided by investing activities	(6,094)	32,916
Financing Activities
Proceeds from issuance of common stock under Company stock plans	3,135	11,474
Proceeds from exercise of common stock warrants	438	7
Net cash provided by financing activities	3,573	11,481
Effect of foreign exchange rate changes on cash	14	(456)
Net increase in cash and cash equivalents	26,178	23,310
Cash and cash equivalents at beginning of period	94,613	51,175
Cash and cash equivalents at end of period	$120,791	$74,485
Supplemental disclosures of cash flow information
Income taxes paid	$197	$91
Supplemental schedule of non-cash investing and financing activities
Right-of-use assets obtained in exchange for operating lease obligations	$15,087	$8,805
Property and equipment included in accounts payable	$924	$1,880
Intangible costs in accounts payable and other long-term liabilities	$2,244	$—
See accompanying notes to unaudited condensed consolidated financial statements.

TANDEM DIABETES CARE, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
1. Organization and Basis of Presentation
The Company
Tandem Diabetes Care, Inc. is a medical device company with a positively different approach to the design, development and commercialization of products for people with insulin-dependent diabetes. Tandem Diabetes Care, Inc. is incorporated in the state of Delaware. Unless the context requires otherwise, the terms the “Company” or “Tandem” refer to Tandem Diabetes Care, Inc., together with its wholly-owned subsidiaries in the U.S. and Canada.
The Company manufactures, sells and supports insulin pump products that are designed to address the evolving needs and preferences of differentiated segments of the insulin-dependent diabetes market. The Company’s manufacturing, sales and support activities principally focus on the t:slim X2 Insulin Delivery System (t:slim X2), the Company’s flagship pump platform which is capable of remote software updates and is designed to display continuous glucose monitoring (CGM) sensor information directly on the pump home screen. The Company’s insulin pump products are compatible with other complementary digital health offerings, such as the t:connect cloud-based diabetes management application (t:connect) and the Tandem Device Updater, a Mac and PC-compatible tool which offers and supports different updates of the Company’s insulin pump software from a personal computer. The Company’s insulin pump products are generally considered durable medical equipment and have an expected lifespan of at least four years. In addition to insulin pumps, the Company sells disposable products that are used together with the pumps and are replaced every few days, including cartridges for storing and delivering insulin, and infusion sets that connect the insulin pump to a user’s body, as well as other accessories for enhanced usability.
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
Interim financial results are not necessarily indicative of results anticipated for the full year or any other period(s). These unaudited condensed consolidated financial statements should be read in conjunction with the Company’s audited consolidated financial statements and accompanying notes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2020 (Annual Report), from which the balance sheet information herein was derived.
The condensed consolidated financial statements include the accounts of Tandem Diabetes Care, Inc. and its wholly-owned subsidiaries in the U.S. and Canada. All significant intercompany balances and transactions have been eliminated in consolidation.
The functional currency of the Company’s foreign subsidiary is the local currency. The Company translates the financial statements of its foreign subsidiary into U.S. dollars using period-end exchange rates for assets and liabilities and average exchange rates for each period for revenue, costs and expenses. Translation related adjustments are included in other comprehensive loss, and in accumulated other comprehensive income in the stockholders’ equity section of the Company’s condensed consolidated balance sheets. Foreign exchange gains or losses resulting from balances denominated in a currency other than the functional currency are recognized in interest income and other, net in the Company’s condensed consolidated statements of operations.
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

2. Summary of Significant Accounting Policies
There have been no material changes to the Company’s significant accounting policies during the three months ended March 31, 2021, as compared to those disclosed in the Annual Report, other than the adoption of ASU No. 2020-06, Accounting for Convertible Instruments and Contracts in an Entity’s Own Equity, effective January 1, 2021 (see Note 7, “Convertible Senior Notes”).
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
Restricted Cash

The Company recorded $8.0 million of restricted cash as of March 31, 2021, representing funds deposited and held in escrow in connection with an investment commitment. The restricted cash balance is included as a component of cash and cash equivalents on the condensed consolidated balance sheet at March 31, 2021, and the condensed consolidated statement of cash flows for the three months ended March 31, 2021.
Accounts Receivable
The Company grants credit to various customers in the ordinary course of business and is paid directly by customers who use the products, distributors and third-party insurance payors. The Company maintains an allowance for its current estimate of expected credit losses. Provisions for expected credit losses are estimated based on historical experience, assessment of specific risk, review of outstanding invoices, forecasts about the future, and various assumptions and estimates that are believed to be reasonable under the circumstances, which included the Company’s estimates of credit risks as a result of the coronavirus pandemic (COVID-19 global pandemic). Uncollectible accounts are written off against the allowance after appropriate collection efforts have been exhausted and when it is deemed that a balance is uncollectible.
Fair Value of Financial Instruments
The carrying amounts of cash and cash equivalents, accounts receivable, accounts payable, accrued expenses, and employee-related liabilities are reasonable estimates of their fair values because of the short-term nature of these assets and liabilities. Short-term investments are carried at fair value. The Company determined the fair value of its convertible senior notes to be $306.2 million at March 31, 2021, and $333.5 million at December 31, 2020, based on Level 2 quoted market prices (see Note 7, “Convertible Senior Notes”). The estimated fair value of certain of the Company’s common stock warrants was determined using the Black-Scholes pricing model as of March 31, 2021 and December 31, 2020 (see Note 5, “Fair Value Measurements”).
Operating Lease Right-of-Use Assets and Liabilities
Lease right-of-use assets represent the Company’s right to use an underlying asset for the lease term and lease liabilities represent its obligation to make lease payments arising from the lease. Operating lease right-of-use assets and liabilities are recognized when the Company takes possession of the leased property (the Commencement Date) based on the present value of lease payments over the lease term. For lease agreements entered into or reassessed after the adoption of ASC 842, the Company combines lease and non-lease components. Rent expense on noncancellable leases containing known future scheduled rent increases is recorded on a straight-line basis over the term of the respective leases beginning on the Commencement Date (see Note 6, “Leases”). The difference between rent expense and rent paid is accounted for as a component of operating lease right-of-use assets on the Company’s consolidated balance sheet. Landlord improvement allowances and other similar lease incentives are recorded as property and equipment and as a reduction of the right-of-use leased assets, and are amortized on a straight-line basis as a reduction to operating lease costs.

Intangible Assets Subject to Amortization
Finite-lived intangible assets are recorded at cost, net of accumulated amortization and, if applicable, impairment charges. Amortization of finite-lived intangible assets is provided over their estimated useful lives on a straight-line basis. The Company reviews its finite-lived intangible assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. The Company has not recognized any impairment losses through March 31, 2021.
On June 24, 2020, the Company acquired Sugarmate, Inc. (Sugarmate), the developer of a mobile app designed to help people visualize diabetes therapy data in innovative ways. The Sugarmate acquisition was accounted for as an acquisition of assets in accordance with ASU No. 2017-01, Business Combinations (Topic 805) Clarifying the Definition of a Business. Substantially all of the fair value was concentrated in a single identifiable asset, a technology-based intangible asset. The purchased intangible asset is being amortized on a straight-line basis over an estimated useful life of five years. The Company’s results of operations include the operating results of Sugarmate since the date of acquisition, the amounts of which were not material.
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
Revenue Recognition for Arrangements with Multiple Deliverables
The Company considers the individual deliverables in its product offering as separate performance obligations. The transaction price is determined based on the consideration expected to be received, based either on the stated value in contractual arrangements or the estimated cash to be collected in non-contracted arrangements. The Company allocates the consideration to the individual performance obligations and recognizes the consideration based on when the performance obligation is satisfied, considering whether or not this occurs at a point in time or over time. Generally, insulin pumps, cartridges, infusion sets and accessories are deemed performance obligations that are satisfied at a point in time when the customer obtains control of the promised good, which typically is upon shipment for our distributor arrangements and upon receipt for sales directly to individual customers. Complementary products, such as t:connect and the Tandem Device Updater, are considered performance obligations that are satisfied over time, as access and support for these products is provided throughout the typical four-year warranty period of the insulin pumps. Accordingly, revenue related to the complementary products is deferred and recognized ratably over a four-year period. When there is no standalone value for the complementary product, the Company determines their value by applying the expected cost plus a margin approach and then allocates the residual to the insulin pumps. Deferred revenue related to these performance obligations that are satisfied over time was included in the following consolidated balance sheet accounts in the amounts shown as of March 31, 2021 and December 31, 2020 (in thousands):

	March 31, 2021	December 31, 2020
Deferred revenue	$6,313	$5,508
Other long-term liabilities	11,709	10,426
Total	$18,022	$15,934

Warranty Reserve
The Company generally provides a four-year warranty on its insulin pumps to end-user customers and may replace any pumps that do not function in accordance with the product specifications. Insulin pumps returned to the Company may be refurbished and redeployed. Additionally, the Company offers a six-month warranty on disposable cartridges and infusion sets. Estimated warranty costs are recorded at the time of shipment. The Company evaluates the reserve quarterly. Warranty costs are primarily estimated based on the current expected product replacement cost and expected replacement rates utilizing historical experience. Recently released versions of the pump may not incur warranty costs in a manner similar to previously released pumps, on which the Company initially bases its warranty estimate of newer pumps. The Company may make further adjustments to the warranty reserve when deemed appropriate, giving additional consideration to the length of time the pump version has been in the field and future expectations of performance based on new features and capabilities that may become available through Tandem Device Updater.
The following table provides a reconciliation of the changes in product warranty liabilities for the three months ended March 31, 2021 and 2020 (in thousands):

	Three Months Ended March 31,
	2021	2020
Balance at beginning of period	$22,075	$16,724
Provision for warranties issued during the period	5,896	4,814
Settlements made during the period	(4,256)	(3,390)
Decreases in warranty estimates	(546)	(1,387)
Balance at end of period	$23,169	$16,761
As of March 31, 2021 and December 31, 2020, total product warranty reserves of $23.2 million and $22.1 million, respectively, were included in the following consolidated balance sheet accounts (in thousands):

	March 31, 2021	December 31, 2020
Other current liabilities	$9,316	$8,409
Other long-term liabilities	13,853	13,666
Total warranty reserve	$23,169	$22,075
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

Net Loss Per Share
Basic net loss per share is calculated by dividing the net loss by the weighted average number of common shares that were outstanding for the period, without consideration for common stock equivalents. Diluted loss per share reflects the potential dilution that would occur if securities exercisable for or convertible into common stock were exercised for or converted into common stock. Dilutive common share equivalents are comprised of warrants, stock options outstanding under the Company’s equity incentive plans, unvested RSUs, and potential awards granted pursuant to the ESPP, each calculated using the treasury stock method; and shares issuable upon conversion of the senior convertible notes using the if-converted method. For warrants that are recorded as a liability in the accompanying condensed consolidated balance sheets, the calculation of diluted loss per share requires that, to the extent the average market price of the underlying shares for the reporting period exceeds the exercise price of the warrants and the presumed exercise of the warrants is dilutive to loss per share for the period, an adjustment is made to net loss used in the calculation to remove the change in fair value of the warrants from the numerator for the period. Likewise, an adjustment to the denominator is required to reflect the related dilutive shares, if any, under the treasury stock method. For the three month periods ended March 31, 2021 and 2020, there is no difference in the number of shares used to calculate basic and diluted shares outstanding due to the Company’s net loss position.

Potentially dilutive securities outstanding and not included in the calculation of diluted net loss per share (because inclusion would be anti-dilutive) are as follows (in thousands, in common stock equivalent shares):

	Three Months Ended March 31,
	2021	2020
Warrants to purchase common stock	379	609
Options to purchase common stock	5,068	5,710
Unvested restricted stock units	133	N/A
Awards granted under the ESPP	78	198
Convertible senior notes (if-converted)	2,554	N/A
	8,212	6,517
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

In June 2020, the FASB issued ASU No. 2020-06, Accounting for Convertible Instruments and Contracts in
an Entity’s Own Equity, which is intended to simplify the accounting for convertible instruments. This new guidance eliminates certain models that require separate accounting for embedded conversion features, and eliminates certain of the conditions for equity classification for contracts in an entity’s own equity. Accordingly, a convertible debt instrument will be accounted for as a single liability measured at its amortized cost, as long as no other features require bifurcation and recognition as derivatives. The new guidance can be adopted through either a modified retrospective method of transition or a fully retrospective method of transition. ASU 2020-06 is effective for public business entities for fiscal years beginning after December 15, 2021, including interim periods within those fiscal years. Early adoption is permitted for fiscal years beginning after December 15, 2020, including interim periods within those fiscal years. The Company elected to early adopt the new standard on January 1, 2021 using the modified retrospective method, and recorded a net reduction to accumulated deficit of $9.0 million, a decrease to additional paid-in capital of $85.8 million, and an increase to convertible senior notes, net - long-term of $76.8 million to reflect the impact of the accounting change (see Note 7, “Convertible Senior Notes”).

3. Short-Term Investments
The Company invests in marketable securities consisting of debt instruments of the U.S. Government, and financial institutions and corporations with strong credit ratings. The following represents a summary of the estimated fair value of short-term investments as of March 31, 2021 and December 31, 2020 (in thousands):

At March 31, 2021	Maturity (in years)	Amortized Cost	Gross Unrealized Gain	Gross Unrealized Loss	Estimated Fair Value
Available-for-sale securities:
Commercial paper	Less than 1	$126,705	$8	$(2)	$126,711
U.S. Government-sponsored enterprise	Less than 2	56,028	24	(6)	56,046
U.S. Treasury securities	Less than 1	140,183	14	—	140,197
Corporate debt securities	Less than 2	66,684	7	(13)	66,678
Supranational bonds	Less than 2	3,015	—	(1)	3,014
Total		$392,615	$53	$(22)	$392,646

At December 31, 2020	Maturity (in years)	Amortized Cost	Gross Unrealized Gain	Gross Unrealized Loss	Estimated Fair Value
Available-for-sale securities:
Commercial paper	Less than 1	$108,892	$5	$(1)	$108,896
U.S. Government-sponsored enterprise	Less than 2	52,330	21	(1)	52,350
U.S. Treasury securities	Less than 2	143,244	12	(2)	143,254
Corporate debt securities	Less than 2	85,788	48	(13)	85,823
Total		$390,254	$86	$(17)	$390,323
The Company has classified all marketable securities, regardless of maturity, as short-term investments based upon the Company’s ability and intent to use any of those marketable securities to satisfy the Company’s liquidity requirements.

The Company periodically reviews the portfolio of available-for-sale debt securities to determine if any investment is impaired due to changes in credit risk or other potential valuation concerns. Unrealized losses on available-for-sale debt securities at March 31, 2021 were not significant and were due to changes in interest rates, including credit spreads from perceived increased credit risks as a result of the COVID-19 global pandemic. The Company does not intend to sell the available-for-sale debt securities that are in an unrealized loss position, and it is not more likely than not that the Company will be required to sell these debt securities before recovery of their amortized cost bases, which may be at maturity. Based on the credit quality of the available-for-sale debt securities that are in an unrealized loss position, and the Company’s estimates of future cash flows to be collected from those securities, the Company believes the unrealized losses are not credit losses. Accordingly, the Company has not recognized any impairment losses related to its available-for-sale debt securities at March 31, 2021.

4. Accounts Receivable and Inventories

Accounts Receivable
Accounts receivable consisted of the following (in thousands):

	March 31, 2021	December 31, 2020
Accounts receivable	$77,232	$86,052
Less: allowance for credit losses	(3,559)	(3,857)
Accounts receivable, net	$73,673	$82,195
Allowance for Credit Losses
The following table provides a reconciliation of the changes in the estimated allowance for expected accounts receivable credit losses for the three months ended March 31, 2021 and 2020 (in thousands):

	Three Months Ended March 31,
	2021	2020
Balance at beginning of the period	$3,857	$3,304
Provision for expected credit losses	143	862
Write-offs and adjustments, net of recoveries	(441)	(782)
Balance at end of the period	$3,559	$3,384
Inventories
Inventories consisted of the following as of March 31, 2021 and December 31, 2020 (in thousands):

	March 31, 2021	December 31, 2020
Raw materials	$27,001	$30,880
Work-in-process	15,327	15,664
Finished goods	24,488	17,177
Total inventories	$66,816	$63,721

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

The following table presents information about the Company’s financial assets and liabilities measured at fair value on a recurring basis as of March 31, 2021 and December 31, 2020, and indicates the fair value hierarchy of the valuation techniques utilized by the Company to determine such fair value (in thousands):

		Fair Value Measurements at March 31, 2021
		(Level 1)	(Level 2)	(Level 3)
Assets
Cash equivalents(1)	$110,616	$110,616	$—	$—
Commercial paper	126,711	—	126,711	—
U.S. Government-sponsored enterprise	56,046	—	56,046	—
U.S. Treasury securities	140,197	140,197	—	—
Corporate debt securities	66,678	—	66,678	—
Supranational bonds	3,014	—	3,014	—
Total assets	$503,262	$250,813	$252,449	$—

Liabilities
Common stock warrants	$2,517	$—	$—	$2,517
Total liabilities	$2,517	$—	$—	$2,517

		Fair Value Measurements at December 31, 2020
		(Level 1)	(Level 2)	(Level 3)
Assets
Cash equivalents(1)	$87,300	$87,300	$—	$—
Commercial paper	108,896	—	108,896	—
U.S. Government-sponsored enterprise	52,350	—	52,350	—
U.S. Treasury securities	143,254	143,254	—	—
Corporate debt securities	85,823	—	85,823	—
Total assets	$477,623	$230,554	$247,069	$—

Liabilities
Common stock warrants	$14,261	$—	$—	$14,261
Total liabilities	$14,261	$—	$—	$14,261
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
The Company’s Level 3 liabilities at March 31, 2021 and December 31, 2020 include the remaining Series A warrants issued by the Company in connection with the public offering of common stock in October 2017, and which expire in October 2022. As of March 31, 2021 and 2020, there were Series A warrants outstanding to purchase 29,700 shares and 415,200 shares, respectively, of the Company’s common stock (see Note 8, “Stockholders’ Equity”).

The Company reassesses the fair value of the outstanding Series A warrants at each reporting date utilizing a Black-Scholes pricing model. Variables used in the pricing model include the closing market price of the Company’s common stock at the balance sheet date, and estimates of stock price volatility, dividend yield, expected warrant term and risk-free interest rate. The Company develops its estimates based on publicly available historical data. A significant increase (decrease) in any of these inputs in isolation, particularly the market price of the Company’s common stock, would have resulted in a significantly higher (lower) fair value measurement. The assumptions used to estimate the fair values of the outstanding Series A warrants at March 31, 2021 and December 31, 2020 are presented below:

	Series A Warrants
	March 31, 2021	December 31, 2020
Risk-free interest rate	0.1%	0.1%
Expected dividend yield	0.0%	0.0%
Expected volatility	54.0%	55.3%
Expected term (in years)	1.5	1.8
The following table presents a summary of changes in the fair value of the Company’s Level 3 financial liabilities for the three months ended March 31, 2021 and 2020:

	Three Months Ended March 31,
	2021	2020
Balance at beginning of the period	$14,261	$23,509
Loss recognized from the change in fair value of common stock warrants	690	1,922
Decrease in fair value from warrants exercised during the period	(12,434)	(141)
Balance at end of the period	$2,517	$25,290
Of the loss recognized from the change in fair value of common stock warrants for the three months ended March 31, 2021 and 2020, a gain of $0.2 million and a loss of $1.9 million was attributable to warrants outstanding as of March 31, 2021 and 2020, respectively.
6. Leases
The Company’s leases consist of operating leases for general office space, laboratory, manufacturing and warehouse facilities, and equipment. These noncancellable operating leases have initial lease terms ranging from one year to seven years. Leases with an initial term of 12 months or less are expensed as incurred and are not recorded as right-of-use assets on the consolidated balance sheets. Certain leases include an option to renew, with renewal terms that can extend the lease term for additional periods. The exercise of lease renewal options is at the Company’s sole discretion. The depreciable life of assets and leasehold improvements are limited by the expected lease term, unless there is a transfer of title or purchase option that is reasonably certain to be exercised.
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
In March 2021, the Company entered into a second amendment (Second Amendment) to its lease agreement covering approximately 59,013 square feet of general administrative office space (Existing Premises) located on Vista Sorrento Parkway, in San Diego, California (Vista Sorrento Lease). The Second Amendment expanded the Existing Premises by adding approximately 14,916 square feet of general administrative office space (Expansion Space), and extended the lease term for the Existing Premises through January 2028. The Expansion Space lease Commencement Date occurred in March 2021, and the lease term expires in January 2028. The Company has two options to extend the term of the Vista Sorrento Lease, covering both the Existing Premises and the Expansion Space, each option providing for an additional period of five years. The Company recognized right-of-use leased assets and corresponding operating lease liabilities of $15.1 million on the consolidated balance sheet in the first quarter of 2021 related to the Second Amendment.

The Company’s lease cost recorded in the condensed consolidated statements of operations was as follows (in thousands):

	Three Months Ended March 31,
	2021	2020
Operating lease cost	$2,006	$1,756
Short-term lease cost	22	64
Total lease cost	$2,028	$1,820

Maturities of operating lease liabilities at March 31, 2021 were as follows (in thousands):

Years Ending December 31,
2021 (remaining)	$7,096
2022	9,129
2023	6,856
2024	5,691
2025	5,801
Thereafter	10,654
Total undiscounted lease payments	45,227
Less: amount representing interest	(6,770)
Present value of operating lease liabilities	38,457
Less: current portion of operating lease liabilities	(9,446)
Operating lease liabilities - long term	$29,011
The weighted-average remaining lease term and weighted-average discount rate for operating leases were as follows:

	March 31, 2021	December 31, 2020
Weighted-average remaining lease term (in years)	5.4	3.6
Weighted-average discount rate used to determine operating lease liabilities	5.6%	6.6%
Cash paid for amounts included in the measurement of lease liabilities, representing operating cash flows used for operating leases, was $2.3 million and $1.6 million for the three months ended March 31, 2021 and 2020, respectively.
7. Convertible Senior Notes
In May 2020, the Company entered into a purchase agreement with certain counterparties for the sale of an aggregate of $287.5 million principal amount of 1.50% Convertible Senior Notes due 2025 (Notes) in a private offering to qualified institutional buyers pursuant to Rule 144A under the Securities Act of 1933, as amended. The net proceeds from the issuance of the Notes were $244.6 million, net of debt issuance costs and cash used to purchase the capped call transactions (Capped Call Transactions) discussed below.
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
Holders of the Notes who convert in connection with a make-whole fundamental change or in connection with a redemption are entitled to an increase in the conversion rate. Additionally, in the event of a fundamental change, holders of the Notes may require us to repurchase all or a portion of the Notes at a price equal to 100% of the principal amount of the Notes, plus any accrued and unpaid interest.
Initially, in accounting for the issuance of the Notes, the Company separated the Notes into liability and equity components. The carrying amount of the liability component was calculated by measuring the fair value of similar debt instruments, which do not have an associated convertible feature. The carrying amount of the equity component representing the conversion option for the Notes was $85.8 million and was recorded as a debt discount, to be amortized to interest expense at an effective interest rate of 9.9%. In addition, the Company allocated $2.7 million of debt issuance costs to the equity component and the remaining debt issuance costs of $6.1 million were allocated to the liability component, to be amortized to interest expense under the effective interest rate method.
On January 1, 2021, the Company early adopted ASU No. 2020-06, Accounting for Convertible Instruments and Contracts in an Entity’s Own Equity, which is intended to simplify the accounting for convertible instruments. The ASU eliminates the cash conversion feature models in ASC 470-20, Debt with Conversion and Other Options, which required an issuer of certain convertible debt to separately account for embedded conversion features as a component of equity. Instead, an issuer will account for these securities as a single unit of account, unless the conversion feature meets certain criteria. The Company adopted the new standard using the modified retrospective method, and recorded a net reduction to accumulated deficit of $9.0 million, a decrease to additional paid-in capital of $85.8 million, and an increase to convertible senior notes, net - long-term of $76.8 million to reflect the impact of the accounting change. The Notes are now accounted for as a single liability measured at amortized cost, as no other embedded features require bifurcation and recognition as derivatives.

The liability and equity components of the Notes consisted of the following (in thousands) at March 31, 2021 and December 31, 2020:

	March 31, 2021	December 31, 2020
Liability:
Principal amount	$287,500	$287,500
Unamortized debt discount and debt issuance costs	(7,332)	(84,516)
Net carrying amount	$280,168	$202,984
Carrying amount of the equity component	$—	$85,803

As of March 31, 2021, the unamortized debt issuance costs of $7.3 million associated with the Notes will be amortized to interest expense, at an effective interest rate of 2.2%, over the remaining term of the Notes of approximately 4.1 years.
The following table details interest expense recognized related to the Notes for the three months ended March 31, 2021 (in thousands):

Three Months Ended March 31, 2021
Contractual interest expense	$1,078
Amortization of debt issuance costs	428
Total interest expense	$1,506

The Notes will have a dilutive effect to the extent the average market price per share of the Company’s common stock for a given reporting period exceeds the Conversion Price of $112.57. As of March 31, 2021, the “if-converted value” did not exceed the principal amount of the Notes.
Capped Call Transactions
In connection with the issuance of the Notes, the Company entered into Capped Call Transactions in May of 2020 with certain counterparties at a net cost of $34.1 million. The Capped Call Transactions are intended to reduce potential dilution to holders of the Company’s common stock beyond the Conversion Price of $112.57, up to a Conversion Price of $173.18 on any conversion of the Notes, or to offset any cash payments the Company is required to make in excess of the principal amount of such converted Notes, as the case may be, with such reduction or offset subject to a cap. The cap price of the Capped Call Transactions is initially $173.18 per share of the Company’s common stock, representing a premium of 100% above the last reported sale price of $86.59 per share of the Company’s common stock on May 12, 2020, and is subject to certain adjustments under the terms of the Capped Call Transactions. Conditions that cause adjustments to the initial strike price of the Capped Call Transactions mirror conditions that result in corresponding adjustments for the Notes.
For accounting purposes, the Capped Call Transactions are separate transactions, and not part of the terms of the Notes. As these transactions meet certain criteria under the applicable accounting guidance, the Capped Call Transactions are recorded in stockholders' equity and are not accounted for as derivatives. The cost of the Capped Call Transactions was recorded as a reduction of the Company’s additional paid-in capital in the Company’s consolidated balance sheet and will not be remeasured.

8. Stockholders’ Equity
Shares Reserved for Future Issuance

The following shares of the Company’s common stock were reserved for future issuance as of March 31, 2021 (in thousands):

Shares reserved for issuance upon conversion of Convertible Senior Notes	2,554
Shares underlying outstanding warrants	254
Shares underlying outstanding stock options	5,772
Shares underlying unvested restricted stock units	136
Shares authorized for issuance pursuant to awards granted under the ESPP	1,389
Shares authorized for future equity award grants	1,957
12,062

Common Stock Warrants

Warrants outstanding to purchase shares of the Company's common stock as of March 31, 2021 were as follows:

Issue Date	Exercise Price Per Share	Warrants Outstanding	Expiration Date
October 2017	$3.50	29,700	October 2022
March 2017	$23.50	193,788	March 2027
August 2011 - August 2012	$73.73	30,861	August 2021 - August 2022
		254,349

Each warrant allows the holder to purchase one share of the Company's common stock at the exercise price per share of the respective warrant. The Company issued 125,000 and 2,320 shares of its common stock, respectively, upon the exercise of warrants during the three months ended March 31, 2021 and March 31, 2020.

Stock Plans
The Company issued 110,424 and 672,442 shares of its common stock, respectively, upon the exercise of stock options during the three months ended March 31, 2021 and 2020.
The ESPP enables eligible employees to purchase shares of the Company’s common stock using their after-tax payroll deductions, subject to certain conditions. Generally, offerings under the ESPP consist of a two-year offering period with four six-month purchase periods which begin in May and November of each year. There were no shares of common stock purchased under the ESPP during the three months ended March 31, 2021 and 2020.
Stock-Based Compensation
During the three months ended March 31, 2021 and 2020, the Company granted options to purchase 115,400 and 229,911 shares of common stock under the 2013 Plan, respectively. These options have an exercise price equal to the closing price of the Company’s common stock on the applicable award date, and generally vest as to 25% of the underlying shares on the first anniversary of the award, with the balance of the options vesting monthly over the following three years.
The Company also granted 3,208 restricted stock units (RSUs) during the three months ended March 31, 2021. These RSUs have a grant value equal to the closing price of the Company’s common stock on the award date, and vest in annual installments over a period of three years.

The assumptions used in the Black-Scholes option-pricing model were as follows:

	Stock Options
	Three Months Ended March 31,
	2021	2020
Weighted average grant date fair value (per share)	$60.98	$43.40
Risk-free interest rate	0.9%	1.1%
Expected dividend yield	0.0%	0.0%
Expected volatility	75.6%	72.5%
Expected term (in years)	6.1	6.1
The Company records stock-based compensation expense associated with the ESPP using the Black-Scholes option-pricing model. Valuations are performed on the grant date at the beginning of the purchase period, which generally occurs in May and November of each year.
The following table summarizes the allocation of stock-based compensation expense included in the condensed consolidated statement of operations for all stock-based compensation arrangements (in thousands):

	Three Months Ended March 31,
	2021	2020
Cost of sales	$1,476	$2,164
Selling, general & administrative	9,409	11,501
Research and development	2,062	2,200
Total stock-based compensation expense	$12,947	$15,865
The total stock-based compensation expense capitalized as part of the cost of the Company’s inventories was $0.7 million and $0.6 million at March 31, 2021 and December 31, 2020, respectively.

9. Income Taxes
The Company recognized an income tax benefit of $0.1 million on a pre-tax loss of $5.2 million for the three months ended March 31, 2021, compared to income tax expense of $0.1 million on a pre-tax loss of $14.8 million for the three months ended March 31, 2020. The income tax benefit for the three months ended March 31, 2021 was primarily attributable to the pre-tax loss position and excess tax benefits from stock compensation recorded discretely during the quarter. Income tax expense for the three months ended March 31, 2020 was primarily attributable to state and foreign income tax expense as a result of current taxable income in those jurisdictions.
For the three months ended March 31, 2021, the Company calculated the provision (benefit) for income taxes by applying an estimate of the annual effective tax rate for the full year to ordinary income (loss) adjusted by the tax impact of discrete items. For the three months ended March 31, 2020, the Company calculated the provision for income taxes using a discrete effective tax rate method as the annual effective tax rate method would not provide a reliable estimate.

The Company continues to maintain a full valuation allowance against its net deferred tax assets as of March 31, 2021, based on the current assessment that it is not more likely than not these future benefits will be realized before expiration.

10. Business Segment and Geographic Information

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

Revenues by Geographic Region and Customer Sales Channel

During the three months ended March 31, 2021 and 2020, no individual country outside the United States generated revenue that represented more than 10% of total revenue. The table below sets forth revenues for the Company’s two primary geographical markets, based on the geographic location to which its products are shipped.

	Three Months Ended March 31,
	2021	2020
United States	$103,339	$79,546
International	37,698	18,380
Total Sales	$141,037	$97,926

Sales to distributors accounted for 68% and 69% of the Company’s total domestic sales for the three months ended March 31, 2021 and 2020, respectively. Sales to distributors accounted for 96% and 93% of the Company’s total international sales for the three months ended March 31, 2021 and 2020, respectively.
11. Commitments and Contingencies
Legal and Regulatory Matters
In April 2020, the Company was named as a defendant in four federal class action lawsuits relating to a data breach it experienced in January 2020, each of which was subsequently dismissed.

In addition, in May 2020 the Company was named as a defendant in three California state court class action lawsuits arising from the same data breach. Collectively, these lawsuits seek statutory, compensatory, actual, and punitive damages; equitable relief, including restitution; pre- and post-judgment interest; injunctive relief; and attorney fees, costs, and expenses from the Company. On July 24, 2020, these three pending lawsuits were consolidated into a single case in the Superior Court of the State of California in the County of San Bernardino entitled Joseph Deluna et al v. Tandem Diabetes Care, Inc. The consolidated case alleges violations of the Confidentiality of Medical Information Act (CMIA), California Consumer Privacy Act (CCPA), California’s Unfair Competition Law (UCL), and breach of contract. The Company filed a demurrer seeking dismissal of all claims, which was heard by the Court on October 27, 2020, and which resulted in the following outcome: (i) the demurrer of the CMIA claim was denied; (ii) the demurrer of the CCPA claim was sustained; and (iii) the demurrer of the UCL and contract claims were sustained with leave to amend the pending complaint. A second demurrer was heard by the Court on March 29, 2021 with the following outcome: (i) the demurrer of the CMIA claim was denied; and (ii) the demurrer of the UCL and contract claims were narrowed in scope to dismiss three plaintiffs for either failing to allege cognizable damages or injuries-in-fact, resulting in two remaining plaintiffs.

In September 2020, the Company was named as a defendant in a lawsuit entitled Buck Walsh, individually and on behalf of others similarly situated v. Tandem Diabetes Care, Inc., which was filed in the Superior Court of the State of California in the County of San Diego. The alleged violations include business and professions code and labor code violations for failure to compensate wages, unpaid meal and rest periods, and failure to reimburse for necessary business-related expenses. The proposed class of plaintiffs includes hourly paid or non-exempt employees of the Company who were employed from April 6, 2016 through the date of adjudication.

Although the Company intends to vigorously defend against these claims, there is no guarantee that the Company will prevail. The Company presently is unable to determine the ultimate outcome of these lawsuits or determine the amount (or range) of possible losses associated with the lawsuits.
From time to time, the Company is involved in various other legal proceedings, regulatory matters, and other disputes or claims arising from or related to the normal course of our business activities, including actions with respect to intellectual property, data privacy, employment, regulatory, product liability and contractual matters. In connection with these proceedings or matters, the Company regularly assesses the probability and amount (or range) of possible losses based on the developments in these proceedings or matters. A liability is recorded in the consolidated financial statements if it is determined that it is probable that a loss has been incurred, and that the amount (or range) of the loss can be reasonably estimated. Because of the uncertainties related to any pending proceedings or matters, the Company is currently unable to predict their ultimate outcome and, with respect to any proceeding or matter where no liability has been accrued, to make a reasonable estimate of the possible loss (or range of loss) that could result from an adverse outcome.
As of March 31, 2021 and December 31, 2020, there were no legal proceedings, regulatory matters, or other disputes or claims for which a material loss was considered probable or for which the amount (or range) of loss was reasonably estimable. However, regardless of the merits of the claims raised or the outcome, legal proceedings, regulatory matters, and other disputes and claims may have an adverse impact on the Company because of as a result of defense and settlement costs, diversion of management time and resources, and other factors.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
You should read the following discussion and analysis together with our financial statements and related notes in Part I, Item 1 of this Quarterly Report on Form 10-Q for the quarter ended March 31, 2021 (Quarterly Report).
This Quarterly Report contains forward-looking statements within the meaning of the federal securities laws, which statements are subject to considerable risks and uncertainties. These forward-looking statements are intended to qualify for the safe harbor from liability established by the Private Securities Litigation Reform Act of 1995. All statements included or incorporated by reference in this Quarterly Report, other than statements of historical fact, are forward-looking statements. You can identify forward-looking statements by the use of words such as “may,” “will,” “could,” “anticipate,” “expect,” “intend,” “believe,” “continue” or the negative of such terms, or other comparable terminology. Forward-looking statements also include the assumptions underlying or relating to such statements. In particular, forward-looking statements contained in this Quarterly Report may relate to, among other things, our future or assumed financial condition, results of operations, liquidity, trends impacting our financial results, business forecasts and plans, research and product development plans, manufacturing plans, strategic plans and objectives, capital needs and financing plans, product launches, geographic expansion, distribution plans, production capacity, clinical trials, regulatory approvals, competitive position and the impact of changes in the competitive environment, the impact of the COVID-19 global pandemic, integration of acquisitions and partner technologies, and the application of accounting guidance. We caution you that the foregoing list may not include all of the forward-looking statements made in this Quarterly Report.
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
Overview
We are a medical device company with a positively different approach to the design, development and commercialization of products for people with insulin-dependent diabetes. Diabetes management can vary greatly from person-to-person, creating multiple market segments based on clinical needs and personal preferences. We aim to improve and simplify the lives of all people living with insulin-dependent diabetes and those of their healthcare providers, by delivering innovative hardware and software solutions, as well as best-in-class customer support. Our goal is to lead in insulin therapy management by building a robust ecosystem and portfolio of data-driven products and services around our flagship insulin pumps. We believe our competitive advantage is rooted in our consumer-focused approach, and the incorporation of modern and innovative technology into our product offerings. Our manufacturing, sales and support activities principally focus on our flagship pump platform, the t:slim X2 Insulin Delivery System (t:slim X2) and our complementary product offerings.
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

Our simple-to-use t:slim X2 is based on our proprietary technology platform and is the smallest durable insulin pump available. We have commercially offered our pump technology integrated with three generations of Dexcom’s continuous glucose monitoring (CGM) sensors. The t:slim X2 is the only pump on which remote software updates have been commercially available in the United States. This experience, which offers and supports different software updates quickly and easily from a personal computer through the use of our revolutionary tool referred to as Tandem Device Updater (TDU), provides us with a unique competitive advantage. Two of our updates provided our users access to our automated insulin delivery (AID), algorithms, Basal-IQ technology and Control-IQ technology. Basal-IQ technology launched in August 2018 and is a predictive low glucose suspend feature that is designed to temporarily suspend insulin delivery to help reduce the frequency and duration of hypoglycemic events. Control-IQ technology launched in January 2020 and is an advanced hybrid-closed loop feature, designed to help increase a user's time in their targeted glycemic range. It is the first and only system cleared by the U.S. Food and Drug Administration (FDA) to deliver automatic correction boluses in addition to adjusting insulin to help prevent high and low blood sugar. Outside the United States we began selling t:slim X2 with Dexcom G5 integration in the third quarter of 2018, offering no-cost software updates for Basal-IQ technology in the third quarter of 2019 and for Control-IQ technology beginning in the third quarter of 2020. We intend to continue our scaled launch of Control-IQ technology outside the United States throughout the remainder of 2021, subject to securing necessary regulatory clearances or approvals. We continue to offer both AID algorithms on the market to support the varying needs of people living with diabetes.
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
In the four-year period ended March 31, 2021, we shipped approximately 239,000 insulin pumps, which is representative of our estimated global installed customer base, assuming the typical four-year reimbursement cycle. Approximately 186,000 of these pumps were shipped to customers in the United States and approximately 53,000 were shipped to international markets.
For the three months ended March 31, 2021 and 2020, our consolidated sales were $141.0 million and $97.9 million, respectively. For the three months ended March 31, 2021 and 2020, our net loss was $5.0 million and $14.9 million, respectively. Worldwide pump sales accounted for 58% and 63% of our total sales for the three months ended March 31, 2021 and 2020, respectively, while pump-related supplies and accessories accounted for the remainder in each year. Our accumulated deficit as of March 31, 2021 and December 31, 2020 was $655.2 million and $659.2 million, respectively. These amounts included $305.8 million and $292.1 million of accumulated non-cash stock-based compensation charges and non-cash charges from the change in fair value of common stock warrants as of March 31, 2021 and December 31, 2020, respectively.
In support of our digital health strategy, we continue to offer and improve t:connect and TDU, and also develop and launch other complementary offerings. In the first quarter of 2020, we began a limited launch in the United States of our first-generation t:connect mobile application, followed by general availability in July 2020. This mobile app wirelessly uploads pump data to our t:connect diabetes management application, receives notification of pump alerts and alarms, and provides a discrete, secondary display of glucose and insulin data. The availability of this mobile app is intended to reduce patient burden and increase healthcare provider office efficiency by reducing the manual and more time-consuming steps historically required for data extraction. In addition, in the second quarter of 2020, we acquired Sugarmate, the developer of a popular app designed to help people visualize diabetes therapy data in innovative ways that also connects with many other popular, consumer-friendly devices. We intend to support the Sugarmate app in addition to our t:connect mobile app to provide a wide variety of features intended to benefit a broad community of people with diabetes.

In the United States, we have rapidly increased sales since the commercial launch of our first product by expanding our sales, clinical and marketing organization, by developing, commercializing and marketing multiple differentiated products that utilize our proprietary technology platform and consumer-focused approach, and by providing strong customer support. Our sales have further increased following our scaled product launches in an expanding number of geographies outside the United States. We believe that by demonstrating our product benefits and the shortcomings of existing insulin therapies, more people will choose our insulin pumps for their therapy needs, allowing us to further penetrate and expand the market worldwide. In addition, we believe publications, such as the results from studies using Control-IQ technology that were published in the New England Journal of Medicine in October 2019 and August 2020, and post-market real-world data will be valuable in demonstrating the clinical outcome benefits derived from our system to healthcare providers and payors. We also believe we are positioned well to address consumers’ needs and preferences with our current products and products under development and by offering customers access to our future innovations through TDU, as they are approved by the local regulating bodies. At the same time, by innovating and offering new product features and benefits using our t:slim X2 platform, we are able to leverage a shared global manufacturing and supply chain infrastructure. In the United States, we are able to leverage a single sales, marketing, and clinical organization, as well as our customer support services. In Canada, we have a separate sales organization and our customer support infrastructure benefits from close collaboration with our United States organization. In other international geographies, we have contracted with experienced distribution partners to commercialize and support our t:slim X2 platform.
COVID-19 Global Pandemic Impact and Considerations
We are deemed an essential healthcare business under applicable governmental orders based on the critical nature of the products we offer and the communities we serve. We experienced modest impacts from the COVID-19 global pandemic during the first quarter of 2020, which became more pronounced beginning in the second quarter and continuing through the current period. Initially, the impact on our business was relatively consistent worldwide but we have since seen varying degrees of impact in international markets based on local conditions. We anticipate that our sales and operating results will continue to be adversely impacted and subject to unpredictable variability for the duration of the pandemic. For example, we have experienced delays in certain programs of up to three or six months from when they were originally planned, such as human factors studies associated with our product development efforts. In addition, regulatory timelines have been and may continue to be difficult to predict as the FDA has stated that its review process may take longer than normal due to the impact of the COVID-19 global pandemic, and we have experienced delays in the review of pending submissions. The full extent of the impact of the COVID-19 global pandemic on our future business and operations is difficult to estimate and will depend on a number of factors including the scope and duration of the COVID-19 global pandemic, and the relative impact of COVID-19 on the business operations of our contract manufacturers, suppliers and competitors.
We have taken steps to prioritize the health and safety of our employees and customers during the COVID-19 global pandemic, while working to maintain a continuous supply of products, training and customer support. To that end, we have increased the frequency of our communications to employees, suppliers, customers, and healthcare providers. We continue to restrict non-essential employee travel and ban non-essential visitors from all of our facilities. Those employees who are able to perform their job functions outside of our facilities continue to work in a remote environment. We are planning for employees to return to our offices in a limited capacity over a period of several months. For our field-based sales and clinical employees, we initially discontinued all in-person activities and began utilizing technology to remotely engage healthcare providers and customers. We continue to work closely with our healthcare providers and customers, remaining flexible in our method of interaction. To help ensure the safety and health of our employees in manufacturing and warehousing positions involved in production and fulfillment operations, we have implemented preventative measures to comply with social distancing requirements and require temperature checks of our employees before each shift.
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

Commercially, we have been communicating with our customers and healthcare providers through social media, direct email outreach and our website, in addition to regular communications sent by our sales and clinical employees. We are also leveraging our technology platforms, such as our t:connect diabetes management application, to support healthcare providers utilizing telehealth capabilities in their practices. By the end of the first quarter of 2020, we expanded our remote new pump training offering to all customers who purchased a t:slim X2 insulin pump, and in the third quarter of 2020, we resumed offering in-person trainings under specific conditions.
We are prudently managing our use of cash and completed a convertible debt financing in May 2020 to further strengthen our balance sheet. We believe that our total cash and investments on hand are sufficient to sustain our existing operations for at least the next 12 months from the date of this filing. In the meantime, we are focused on making necessary investments in the organization as originally planned to continue to progress against our long-term sales and profitability initiatives, including through the recruitment of key employees, advancement of our research and development pipeline, and implementation of technology solutions. We will continue to evaluate our business operations and strategy based on new information as it becomes available and will make changes that we consider necessary in light of this information.
Products Under Development
Our products under development support our strategy of focusing on both consumer and clinical needs, and include a connected (mobile) health offering, a next-generation hardware platform, which we refer to as the t:sport Insulin Delivery System (t:sport), AID system enhancements, and additional CGM integrations with our current and future products. We intend to leverage our consumer-focused approach and proprietary technology platform to continue to develop products that have the features and functionality that will allow us to meet the needs of people in differentiated segments of the insulin-dependent diabetes market, including the following:
•Connected (Mobile) Health Offerings – In July 2020 we began offering the first version of our t:connect mobile application that wirelessly uploads pump data to our cloud-based t:connect diabetes management application, receives notification of pump alerts and alarms, and provides a discrete, secondary display of glucose and insulin data. Future updates of our mobile application are planned to include mobile bolus delivery, add further pump control features, integrate other health-related information from third-party sources and support future capabilities for our products under development. In the future, we plan to provide mobile health offerings to all users, including pump users, caregivers and healthcare providers, with a simplified and tailored user experience. Our mobile health offerings are being designed to enhance the user experience, streamline the pump and supplies purchasing process, and provide internal efficiencies. In the future, data from our centralized system may be used for new product development, continuous product improvement, and for the generation of health economic outcomes data, and may ultimately support other advanced technology and patient monitoring services.
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

•Additional CGM Integration – In June 2020 we announced an agreement with Abbott to develop and commercialize integrated diabetes solutions that combine Abbott’s CGM technology with our insulin delivery systems to provide more options for people to manage their diabetes. Following the completion of our integrated product development work, and after obtaining required regulatory clearances or approvals, we intend to focus our initial commercial activities on integrated products in the U.S. and Canada, with additional geographies considered in the future. In November 2020, we entered into an agreement with Dexcom to extend our current collaboration to include integration with Dexcom’s future G7 CGM technology. Following integrated product development work, and required regulatory clearances or approvals, this will be the fourth generation of Dexcom CGM that we intend to integrate with our devices.
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
In the four-year period ended March 31, 2021, we shipped approximately 239,000 insulin pumps, of which approximately 186,000 were shipped to customers in the United States and approximately 53,000 were shipped to international markets.
Pump shipments to customers in the United States by fiscal quarter were as follows:

	Pump Units Shipped for Each of the Three Months Ended in Respective Years - U.S.
	March 31	June 30	September 30	December 31	Total
2012	0	9	204	844	1,057
2013	852	1,363	1,851	2,406	6,472
2014	1,723	2,235	2,935	3,929	10,822
2015	2,487	3,331	3,431	6,234	15,483
2016	4,042	4,582	3,896	4,418	16,938
2017	2,816	3,427	3,868	6,950	17,061
2018	4,444	5,447	7,379	12,935	30,205
2019	9,669	12,799	13,814	17,453	53,735
2020	13,158	14,735	18,380	24,552	70,825
2021	16,644	N/A	N/A	N/A	16,644
Pump shipments to international customers by fiscal quarter were as follows:

	Pump Units Shipped for Each of the Three Months Ended in Respective Years - International
	March 31	June 30	September 30	December 31	Total
2018	N/A	N/A	1,055	3,233	4,288
2019	5,063	8,459	4,025	2,149	19,696
2020	4,220	3,952	3,641	8,133	19,946
2021	8,708	N/A	N/A	N/A	8,708

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
•continued increase in demand following the commercial launch of t:slim X2 with Control-IQ technology in additional geographies, and the demonstrated success of our Tandem Device Updater;
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

In addition to working to achieve our sales growth expectations, in the long-term we intend to continue to leverage our infrastructure investments to realize additional manufacturing, sales, marketing and administration cost efficiencies with the goal of improving our operating margins and ultimately achieving sustained profitability. We achieved profitability for the first time in the fourth quarter of 2018, and again in the fourth quarters of 2019 and 2020. Though we may be unable to achieve profitability consistently from period to period, we believe we can ultimately achieve sustained profitability by driving incremental sales growth in U.S. and international markets, meeting our pump renewal sales objectives, maximizing manufacturing efficiencies on increased production volumes, and leveraging the investments made in our sales, clinical, marketing and customer support organizations.
Components of Results of Operations
Sales
We offer products for people with insulin-dependent diabetes. We commenced commercial sales of our original t:slim insulin pump platform in the United States in the third quarter of 2012 and continued to launch various iterations of that platform during the following years. In October 2016, we began shipping our flagship pump platform, the t:slim X2 insulin pump. The t:slim X2 insulin pump platform with remote software update capabilities, now represents 100% of our new pump shipments and is used by nearly all of our in-warranty customers. Our products also include disposable cartridges and infusion sets, as well as our complementary t:connect, Tandem Device Updater and mobile application products. We also offer additional accessories including protective cases, belt clips, and power adapters, although sales of these products are not significant.
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
In the third quarter of 2018, we began the launch of our t:slim X2 hardware platform through distribution partners outside the United States. Our products are now sold in more than 20 countries, including in Canada, France and Germany. The software version on the t:slim X2 hardware platform has progressed from Dexcom G5 CGM integration at initial launch, followed by Basal-IQ technology scaling across various international markets beginning in the second quarter of 2019, and most recently we commenced the launch of our Control-IQ technology in select geographies. Our launch of Control-IQ technology in international markets will continue to scale across additional geographies throughout 2021 subject to applicable regulatory and reimbursement approvals.
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
In general, in the United States we have experienced pump shipments being weighted heavily towards the second half of the year, with the highest percentage of pump shipments expected in the fourth quarter due to the nature of the reimbursement environment. Consistent with these historical seasonality trends, our domestic pump shipments have typically decreased significantly from the fourth quarter to the following first quarter. Internationally, we do not expect this same impact from seasonality associated with reimbursement, although the quarterly sales trends may be impacted by a number of other factors, including summer vacations and product launches into new geographies.

During 2020, the COVID-19 global pandemic had a major impact on businesses around the world. While we experienced only a modest negative impact from the pandemic during the first quarter of 2020, which became more pronounced in the second quarter and remained through the end of the year, we anticipate that our sales and operating results will continue to be adversely impacted for the duration of the pandemic. Starting in March 2020, we ceased nearly all in-person sales, marketing and training activities and adopted numerous other changes to our daily business operations. These changes primarily remain in effect as of the date of this report and, while we are planning for employees to return to our offices in a limited capacity, it remains uncertain when we may be able to resume our normal operations. Accordingly, we anticipate that our sales may not follow historical trends and may be subject to unpredictable variability in the coming months based on varying levels of impact of the global pandemic across the markets in which we operate. Our sales outside the United States have been negatively impacted due to similar disruptions. Initially, the impact was relatively consistent worldwide but we have since seen varying degrees of impact in international markets based on local conditions. The full extent of the impact of the COVID-19 global pandemic on our business and operations will depend on a number of factors, including the scope and duration of the pandemic, varying government responses to the pandemic and potential delays to product development timelines.
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
Over the long term, we expect our overall gross margin percentage, which for any given period is calculated as sales less cost of sales divided by sales, to improve, as our sales increase and our overhead costs are spread over larger production volumes. We expect we will be able to leverage our manufacturing cost structure across our products that utilize the same technology platform and manufacturing infrastructure and will be able to further reduce per unit costs with increased automation, process improvements and raw materials cost reductions. We also expect our warranty cost per unit to decrease as we release additional product features and functionality utilizing the Tandem Device Updater. Pumps have, and are expected to continue to have, a higher gross margin percentage than our pump-related supplies. Therefore, the percentage of pump sales relative to total sales will have a significant impact on our overall gross margin percentage. In the event that customers delay their pump purchasing decisions or physicians pause in prescribing new pumps, whether as a result of the COVID-19 global pandemic, or for other reasons, it is possible that we may experience a higher percentage of pump-related supply sales than anticipated, which in turn could adversely impact our overall gross margin percentage. However, our overall gross margin percentage may fluctuate in future quarterly periods as a result of numerous factors aside from those associated with production volumes and product mix. For instance, as a result of the COVID-19 global pandemic we have implemented operational changes that may introduce unpredictable variability to our cost of sales, such as supplemental staffing, incremental expenses to protect the health, safety and welfare of our employees working on-site and to enable other employees to work remotely. In addition, as demand for our products increases, we may continue to make additional investments in manufacturing capacity or increase our reliance on third parties for manufacturing-related services, either of which could have a negative impact on our gross margins. Specifically, in 2020, we invested in additional manufacturing equipment to substantially increase our existing capacity in order to meet anticipated long-term demand for our cartridges, which may initially place downward pressure on the gross margin percentage associated with our pump-related supplies.

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
Selling, General and Administrative
Our selling, general and administrative (SG&A) expenses primarily consist of salary, cash-based incentive compensation, fringe benefits and non-cash stock-based compensation for our executive, financial, legal, marketing, sales, clinical, customer support, technical services, insurance verification, regulatory affairs and other administrative functions. We began expanding our U.S. field sales and clinical organization during the third quarter of 2019 to support an expected increase in demand for our products. We had approximately 95 sales territories in the United States as of March 31, 2021. Our existing territories are generally maintained by sales representatives and field clinical specialists, and supported by managed care liaisons, additional sales management and other customer support personnel, which have also been rapidly expanding to support our growing installed base. Our operations in Canada are comprised of approximately ten sales territories. Other significant SG&A expenses include those incurred for product demonstration samples, commercialization activities associated with new product launches, travel, trade shows, outside legal fees, independent auditor fees, outside consultant fees, insurance premiums, facilities costs and information technology costs. Overall, we expect our SG&A expenses, including the cost of our customer support infrastructure, to increase as our customer base grows in the United States and international markets. We will continue to evaluate, and may further increase, the number of our field sales and clinical personnel in order to optimize the coverage of our existing territories. Additionally, we recognized higher non-cash stock-based compensation expense through the first half of 2020, and experienced a reduction in expense beginning in the third quarter of 2020 as certain 2018 employee stock option grants became fully amortized. We anticipate that we will continue to see improvement in non-cash stock-based compensation expense as a percent of sales in future years. Our SG&A expenses may be affected by our response to the COVID-19 global pandemic, including reduced spending in areas such as non-essential employee travel, which may be offset by increased spending to support measures designed to prioritize the retention, health, safety and welfare of our employees. In the longer term, SG&A expenses may also increase due to anticipated costs associated with additional compliance and regulatory reporting requirements.
Research and Development
Our research and development (R&D) activities primarily consist of engineering and research programs associated with our hardware, software and digital health products under development, as well as activities associated with our core technologies and processes. R&D expenses are primarily related to employee compensation, including salary, cash-based incentive compensation, fringe benefits, non-cash stock-based compensation and temporary employee expenses. We also incur R&D expenses for supplies, development prototypes, outside design and testing services, depreciation, allocated facilities and information services, clinical trial costs, payments under our licensing, development and commercialization agreements and other indirect costs. We expect our R&D expenses to increase as we advance our products under development and develop new products and technologies. Similar to our SG&A expenses, our future R&D spending may be impacted by the COVID-19 global pandemic. For instance, we may experience lower spending associated with delays in the advancement of particular programs, which may be offset by increased spending to support the retention, health, safety and welfare of our employees or to enable development activities under alternative conditions.
Other Income and Expense

Other income and expense primarily consists of changes in the fair value of certain warrants issued in connection with our public offering of common stock in October 2017, interest expense which includes the amortization of debt issuance costs related to our 1.50% Convertible Senior Notes due 2025, issued in May 2020 (our Notes), and interest earned on our cash equivalents and short-term investments. We expect interest expense in future quarters to be comparable with that of the first quarter of 2021, assuming that none of the Notes are converted or redeemed, and total other income and expense, net to fluctuate from period to period primarily due to the revaluation of the outstanding Series A warrants, which expire in the fourth quarter of 2022.

Income Tax Expense (Benefit)

Because the Company maintains a full valuation allowance against its net deferred tax assets, income tax expense is expected to primarily consist of current state and foreign cash tax expense as a result of taxable income anticipated or incurred in those jurisdictions. Income tax expense (benefit) may fluctuate in future quarters due to adjustments related to non-recurring transactions and changes in certain tax assessments.

Results of Operations

	Three Months Ended March 31,
(in thousands, except percentages)	2021	2020
Sales:
Domestic	$103,339	$79,546
International	37,698	18,380
Total sales	141,037	97,926
Cost of sales	67,750	47,665
Gross profit	73,287	50,261
Gross margin	52%	51%
Operating expenses:
Selling, general and administrative	58,563	49,717
Research and development	17,961	14,117
Total operating expenses	76,524	63,834
Operating loss	(3,237)	(13,573)
Other income (expense), net:
Interest income and other, net	272	726
Interest expense	(1,506)	—
Change in fair value of common stock warrants	(690)	(1,922)
Total other expense, net	(1,924)	(1,196)
Loss before income taxes	(5,161)	(14,769)
Income tax expense (benefit)	(117)	98
Net loss	$(5,044)	$(14,867)

Comparison of the Three Months Ended March 31, 2021 and 2020
Sales. For the three months ended March 31, 2021, sales were $141.0 million, which included $37.7 million of international sales. Sales were $97.9 million for the same period in 2020, which included $18.4 million of international sales.

The increase in worldwide sales of $43.1 million in the first quarter of 2021 compared to the first quarter of 2020 was driven by a 46% increase in worldwide pump shipments to 25,352 in the first quarter of 2021, compared to 17,378 in the first quarter of 2020, and a 54% increase in pump-related supply sales. Sales of pump-related supplies increased primarily due to 53% growth in our estimated worldwide installed base of customers.

Domestic sales by product were as follows (in thousands):

	Three Months Ended March 31,
	2021	2020
Pump	$62,912	$49,719
Infusion sets	27,392	20,214
Cartridges	12,765	9,455
Other	270	158
Total Domestic Sales	$103,339	$79,546

Domestic pump sales were $62.9 million for the first quarter of 2021, compared to $49.7 million in the first quarter of 2020, as pump shipments increased 27% compared to the same period in the prior year due to continued strong demand for our products following the January 2020 domestic launch of our t:slim X2 insulin pump with Control-IQ technology. Domestic pump shipments were 16,644 in the first quarter of 2021, compared to 13,158 in the first quarter of 2020. Sales of pump-related supplies increased primarily due to a 46% increase in our estimated domestic installed base of customers. Sales to distributors accounted for 68% and 69% of our total domestic sales for the three months ended March 31, 2021 and 2020, respectively. Our percentage of sales to distributors versus individual customers is principally determined by the mix of customers ordering our products within the period and whether or not we have a contractual arrangement with their underlying third-party insurance payor.

International sales by product were as follows (in thousands):

	Three Months Ended March 31,
	2021	2020
Pump	$18,908	$9,816
Infusion sets	12,734	6,246
Cartridges	5,949	2,233
Other	107	85
Total International Sales	$37,698	$18,380
International pump sales were $18.9 million for the first quarter of 2021, compared to $9.8 million in the first quarter of 2020, as pump shipments increased 106% compared to the same period in the prior year. Sales of pump-related supplies benefited from a 102% increase in our estimated international installed base of customers. The ordering patterns of our international distributors for pumps and supplies is highly variable from period to period. This variability was compounded by the varying levels of impact of the global pandemic across the international markets in which we operate. Sales to distributors accounted for 96% and 93% of our total international sales for the three months ended March 31, 2021 and 2020, respectively.
Cost of Sales and Gross Profit. Our cost of sales for the three months ended March 31, 2021 was $67.8 million, resulting in gross profit of $73.3 million, compared to cost of sales of $47.7 million for the same period in 2020 resulting in gross profit of $50.3 million. The gross margin for the three months ended March 31, 2021 was 52%, compared to 51% in the same period in 2020.
The increase in our gross profit for the three months ended March 31, 2021 was primarily the result of the $43.1 million increase in total sales. Gross profit and gross margin both benefited from improvement in the cost per unit of our supplies from efficiencies in the manufacturing process, leverage of fixed overhead and material cost reductions. This increase was partially offset by lower worldwide pump average selling prices as international sales comprised a greater portion of total sales compared to the prior year. Gross margin was also pressured to a lesser extent by other factors that are more temporary in nature or anticipated to be leveraged through growth in future quarters, including costs associated with COVID-19 risk mitigation and the substantial expansion of cartridge manufacturing capacity in 2020 from which we anticipate continued leverage. Royalty expense was $1.6 million for the three months ended March 31, 2021, compared to $1.3 million in the same period in 2020. Other factors that have and may continue to have an impact on the gross margin percentage are changes in product and customer mix. Pump sales, which have the highest gross margin, were 58% of total worldwide sales in the first quarter of 2021 versus 61% in the first quarter of 2020.
Selling, General and Administrative Expenses. SG&A expenses increased 18% to $58.6 million for the three months ended March 31, 2021 from $49.7 million for the same period in 2020. Employee-related expenses for our SG&A functions comprise the majority of SG&A expenses. The increase compared to 2020 was primarily the result of a $9.2 million increase in salaries, incentive compensation and other employee benefits due to an increase in personnel to support additional sales territories, higher sales and other services in support of our growing installed customer base, offset by a $2.1 million decrease in non-cash stock-based compensation expense. Non-cash stock-based compensation expense allocated to SG&A was $9.4 million for the three months ended March 31, 2021, compared to $11.5 million in the same period in 2020. The increase in non-cash stock-based compensation expense associated with increased headcount in 2020 and 2021 was more than offset by a decrease in non-cash stock-based compensation expense from the valuation of certain 2018 employee stock option grants which are now fully amortized. We also experienced a decrease in travel costs of $1.2 million.

Research and Development Expenses. R&D expenses increased 27% to $18.0 million for the three months ended March 31, 2021 from $14.1 million for the same period in 2020. The increase in R&D expenses was primarily the result of an increase of $3.4 million in salaries, incentive compensation and other employee benefits due to an increase in personnel to support our product development efforts. Non-cash stock-based compensation expense allocated to R&D was $2.1 million for the three months ended March 31, 2021, compared to $2.2 million in the same period in 2020.
Other Income (Expense), Net. Total other expense, net for the three months ended March 31, 2021 was $1.9 million compared to $1.2 million in the same period in 2020. Total other expense, net for the three months ended March 31, 2021 primarily consisted of $1.5 million of interest expense which includes the amortization of debt issuance costs related to our Notes issued in the second quarter of 2020, and a $0.7 million revaluation loss from the change in the fair value of certain warrants. Total other expense, net for the three months ended March 31, 2020 consisted of a $1.9 million loss on revaluation from the change in the fair value of certain warrants, partially offset by $0.7 million of interest earned on our cash equivalents and short-term investments.

Liquidity and Capital Resources
As of March 31, 2021, we had $513.4 million in cash and cash equivalents and short-term investments. We believe that our cash and cash equivalents and short-term investments balance is sufficient to satisfy our liquidity requirements for at least the next 12 months from the date of this filing.
Historically, our principal sources of cash have included cash collected from product sales, private and public offerings of equity securities, exercises of employee stock awards, and debt financing. Since the beginning of 2020, we completed the following financing activities:
•In May 2020, we raised $278.7 million in net proceeds from the issuance of the Notes, and used $34.1 million of the net proceeds to purchase capped call options in connection with the transaction (see Note 7, “Convertible Senior Notes”).
•From January 2020 through March 2021, we issued 2,449,891 shares of common stock upon the exercise of stock options, and 302,509 shares of common stock were purchased under our 2013 Employee Stock Purchase Plan, which generated aggregate proceeds of $70.0 million.
•From January 2020 through March 2021, we received proceeds of $1.4 million from the exercise of 387,615 outstanding warrants which were originally issued in connection with our registered public offering of common stock in October 2017. As of March 31, 2021, there were warrants to purchase 29,700 shares outstanding relating to the October 2017 offering.
•From January 2020 through March 2021, we received proceeds of $2.0 million from the exercise of 68,104 outstanding warrants which were originally issued between August 2011 and August 2012. As of March 31, 2021, there were warrants to purchase 30,861 shares outstanding relating to these issuances.
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

The following table shows a summary of our cash flows for the three months ended March 31, 2021 and 2020:

	Three Months Ended March 31,
(in thousands)	2021	2020
Net cash provided by (used in):
Operating activities	$28,685	$(20,631)
Investing activities	(6,094)	32,916
Financing activities	3,573	11,481
Effect of foreign exchange rate changes on cash	14	(456)
Net increase in cash and cash equivalents	$26,178	$23,310
Operating Activities. Net cash provided by operating activities was $28.7 million for the three months ended March 31, 2021, compared to $20.6 million net cash used by operating activities in the same period in 2020. The improvement to net cash provided by operating activities for 2021 compared to 2020 was driven by higher sales and gross profit in 2021, which resulted in a reduction in net loss when adjusted for non-cash expenses, particularly stock-based compensation expense, as well as working capital changes. Working capital changes during the first three months of 2021 primarily consisted of increases in inventories, accounts payable and deferred revenue related to the growth in our business, and a decrease in accounts receivable related to the timing of sales. Accounts receivable decreased to $73.7 million at March 31, 2021 from $82.2 million at December 31, 2020, as a result of higher sales in the fourth quarter of 2020 as compared to the first quarter of 2021. Inventories increased to $66.8 million at March 31, 2021 from $63.7 million at December 31, 2020, primarily to support the growth in our business.
Investing Activities. Net cash used in investing activities was $6.1 million for the three months ended March 31, 2021, which was primarily related to $154.3 million of purchases of short-term investments, and $3.5 million in purchases of property and equipment, offset by $151.7 million in proceeds from maturities and sales of short-term investments. Net cash provided by investing activities was $32.9 million for the three months ended March 31, 2020, which was primarily related to $49.4 million in proceeds from maturities and sales of short-term investments, offset by $9.7 million of purchases of short-term investments and $6.8 million in purchases of property and equipment.
Financing Activities. Net cash provided by financing activities was $3.6 million for the three months ended March 31, 2021, which primarily consisted of $3.1 million in proceeds from the issuance of common stock under our stock plans. Net cash provided by financing activities was $11.5 million for the three months ended March 31, 2020, which primarily consisted of proceeds from the issuance of common stock under our stock plans.
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
There have been no material changes to our critical accounting policies and estimates from the information provided in Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Critical Accounting Policies Involving Management Estimates and Assumptions,” included in our Annual Report on Form 10-K for the year ended December 31, 2020, other than the adoption of ASU No. 2020-06, Accounting for Convertible Instruments and Contracts in an Entity’s Own Equity effective January 1, 2021 (see Note 7, “Convertible Senior Notes”).
Off-Balance Sheet Arrangements
As of March 31, 2021, we did not have any off-balance sheet arrangements.
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
Some of the financial instruments in which we invest subject us to market risk, in that a change in prevailing interest rates may cause the principal amount of the instrument to fluctuate. Other financial instruments in which we invest subject us to credit risk, in that the value of the instrument may fluctuate based on the issuer’s ability to pay. As a result of the COVID-19 global pandemic and the perceived increased credit risks associated with certain securities, credit rating agencies have issued downgrades and revised outlooks to negative for a number of issuers of the debt securities held in our short-term investments portfolio. Unrealized losses on available-for-sale debt securities at March 31, 2021 were not significant. Based on the credit quality of the available-for-sale debt securities that are in an unrealized loss position, and our current estimates of future cash flows to be collected from those securities, we believe the unrealized losses are not credit losses (see Note 3, “Short-Term Investments”).
Because of the short-term maturities of our financial instruments, we do not believe that an increase or decrease in market interest rates would have any significant impact on the realized value of our investment portfolio. If a 10% change in interest rates were to have occurred on March 31, 2021, this change would not have had a material effect on the fair value of our investment portfolio as of that date.
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
As of March 31, 2021, we carried out an evaluation under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based on this evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of March 31, 2021.
Changes in Internal Control over Financial Reporting
There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) during the quarter ended March 31, 2021 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION
Item 1. Legal Proceedings

In April 2020, we were named as a defendant in four federal class action lawsuits relating to a data breach we experienced in January 2020, each of which was subsequently dismissed.

In addition, in May 2020 we were named as a defendant in three California state court class action lawsuits arising from the same data breach. Collectively, these lawsuits seek statutory, compensatory, actual, and punitive damages; equitable relief, including restitution; pre- and post-judgment interest; injunctive relief; and attorney fees, costs, and expenses from us. On July 24, 2020, these three pending lawsuits were consolidated into a single case in the Superior Court of the State of California in the County of San Bernardino entitled Joseph Deluna et al v. Tandem Diabetes Care, Inc. The consolidated case alleges violations of the Confidentiality of Medical Information Act (CMIA), California Consumer Privacy Act (CCPA), California’s Unfair Competition Law (UCL), and breach of contract. We filed a demurrer seeking dismissal of all claims, which was heard by the Court on October 27, 2020, and which resulted in the following outcome: (i) the demurrer of the CMIA claim was denied; (ii) the demurrer of the CCPA claim was sustained; and (iii) the demurrer of the UCL and contract claims were sustained with leave to amend the pending complaint. A second demurrer was heard by the Court on March 29, 2021 with the following outcome: (i) the demurrer of the CMIA claim was denied; and (ii) the demurrer of the UCL and contract claims were narrowed in scope to dismiss three plaintiffs for failing to allege cognizable damages or injuries-in-fact, resulting in two remaining plaintiffs.

In September 2020, we were named as a defendant in a lawsuit entitled Buck Walsh, individually and on behalf of others similarly situated v. Tandem Diabetes Care, Inc., which was filed in the Superior Court of the State of California in the County of San Diego. The alleged violations include business and professions code and labor code violations for failure to compensate wages, unpaid meal and rest periods, and failure to reimburse for necessary business-related expenses. The proposed class of plaintiffs includes hourly paid or non-exempt employees of the Company who were employed from April 6, 2016 through the date of adjudication.

Although we intend to vigorously defend against these claims, there is no guarantee that we will prevail. We are presently unable to determine the ultimate outcome of these lawsuits or determine the amount (or range) of possible losses associated with the lawsuits.

From time to time, we are involved in various other legal proceedings, regulatory matters, and other disputes or claims arising from or related to the normal course of our business activities, including actions with respect to intellectual property, data privacy, employment, regulatory, product liability and contractual matters. Although the results of legal proceedings, disputes and other claims cannot be predicted with certainty, we believe we are not currently a party to any legal proceeding(s) which, if determined adversely to us, would, individually or taken together, have a material adverse effect on our business, operating results, financial condition or cash flows. However, regardless of the merit of the claims raised or the outcome, legal proceedings may have an adverse impact on us as a result of defense and settlement costs, diversion of management time and resources, and other factors.

Item 1A. Risk Factors
An investment in our common stock, or in securities convertible into or exchangeable for our common stock, involves a high degree of risk. You should carefully consider the risks described below, together with all of the other information included in this Quarterly Report, as well as in our other filings with the SEC, in evaluating our business. If any of the following risks actually occur, our business, financial condition, operating results and future prospects could be materially and adversely affected. In that case, the trading price of our common stock may decline and you might lose all or part of your investment. The risks described below are not the only ones we face. Additional risks that we currently do not know about or that we currently believe to be immaterial may also impair our business, financial condition, operating results, liquidity, and future prospects. Certain statements below are forward-looking statements. For additional information, see Item 2, Management’s Discussion and Analysis of Financial Condition and Results of Operations of this Quarterly Report.
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
•We may fail to meet our sales forecasts if we are unable to maintain our existing sales, marketing, clinical and customer service infrastructure.
•If we are unable to maintain or expand our network of independent distributors, our sales may be negatively affected.
•The third parties on which we rely to assist us with our pre-clinical development or clinical trials may not perform as expected.
•Our failure to successfully complete clinical trials and development-stage testing could prevent us from obtaining regulatory approvals for or commercializing our products.
•If assumptions about the potential market for our products are inaccurate our business may be adversely affected.
•Our ability to achieve profitability has dependencies on our ability to reduce the per-unit cost of our products.
•Manufacturing risks may adversely affect our ability to manufacture products.
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
•We may be unable to retain and motivate our senior management or recruit additional qualified personnel.
•We may experience a variety of risks associated with international operations.
•Our failure to successfully manage the integration of acquisitions could have an adverse effect on our business.

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
•Patent litigation is not uncommon in the medical device industry, and we may be subject to such litigation.
•We may be subject to damages resulting from claims that we have wrongfully used or disclosed patient health information or trade secrets, or are in breach of non-competition or non-solicitation agreements.
•We may incur product liability losses, and insurance coverage may be inadequate or unavailable to cover these losses.

Risks Related to Our Legal and Regulatory Environment
•Our products and operations are subject to extensive governmental regulation, and regulatory approvals could be denied or delayed.
•New products or modifications to our existing products may require new regulatory approvals, or require us to cease marketing or recall modified products.
•A recall of our products, or the discovery of safety issues with our products, could have a negative impact on us.
•Our failure to comply with foreign, U.S. federal and state fraud and abuse laws could have an adverse impact on us.
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
Risks Related to Our Business and Our Industry
We have incurred significant operating losses since inception and cannot assure you that we will achieve sustained profitability.*
Since our inception in January 2006, we have incurred a significant net loss. As of March 31, 2021, we had an accumulated deficit of $655.2 million. To date, we have funded our operations primarily through cash collected from product sales, private and public offerings of our equity securities, and debt financing. We have devoted substantially all of our resources to the design, development and commercialization of our products, the scaling of our manufacturing and business operations, and the research and development of our current products and products under development.
We began commercial sales of our first product, t:slim, in August 2012 and our current flagship pump platform, t:slim X2, in October 2016. The t:slim X2 insulin pump now represents 100% of new pump shipments. Until the third quarter of

2018 we were selling our products only in the United States and have since launched our products in select international geographies.
Since the first quarter of 2013, we have been able to manufacture and sell our insulin pump products at a cost and in volumes sufficient to allow us to achieve a positive overall gross margin. For the years ended December 31, 2020 and 2019, our gross profit was $194.2 million and $89.8 million, respectively. Although we have achieved a positive overall gross margin and have substantially reduced our operating loss, we still operate at a net loss on an annual basis and expect that we may continue to do so for the foreseeable future.
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

In addition, sales of any of our current or future insulin pump products with CGM integration are subject to the continuation of our applicable agreements with Dexcom, Abbott, or other third parties which, under some circumstances, may be subject to termination, with or without cause, on relatively short notice. Sales of our current or future products may also be negatively impacted in the event of any regulatory or legal actions relating to CGM products that are compatible with our pumps, or in the event of any disruption to the availability of the applicable CGM-related supplies, such as sensors or transmitters, in a given market in which our products are sold. Sales of our products may also be adversely impacted if the CGM products that are compatible with our pumps are not viewed as superior to competing CGM products in markets where our products are sold, or if the price of these products is not competitive with similar products available in the market.
Because we currently rely on sales of our t:slim X2 insulin pump and related products to generate a significant majority of our revenue, any factors that negatively impact sales of these products (or negatively impact the products or components integrated with these products), or result in sales of these products increasing at a lower rate than expected, could adversely affect our business, financial condition and operating results. We believe the COVID-19 global pandemic has had, and that it may continue to have, an adverse impact on sales of our products. For instance, we have seen examples of customers delaying their purchasing decisions or physicians pausing prescriptions for our products. It could also have the effect of magnifying the negative impact of any of the factors described above.
Public health threats, such as the COVID-19 global pandemic, have had and could continue to have a material adverse effect on our operations, the operations of our business partners, and the global economy as a whole.*
Public health threats and other highly communicable diseases and outbreaks could adversely impact our operations, the operations of our customers, suppliers, distributors and other business partners, as well as the healthcare system in general. For example, the COVID-19 global pandemic, which is currently affecting numerous countries throughout the world, has resulted in a rapid and sustained rise in unemployment rates and decreases in global economic activity, and the scope of the COVID-19 global pandemic and its impacts is continuing to fluctuate, and in some instances worsen, in various regions worldwide. While the overall negative impact from the COVID-19 global pandemic is difficult to estimate, we anticipate that our sales and operating results will continue to be adversely impacted in future periods and subject to unpredictable variability. In addition, the rise in unemployment and decreases in economic activity due to the COVID-19 global pandemic may negatively impact the affordability of our products for certain customers, which could reduce demand for our products. Further, certain development activities originally planned to occur during 2020, such as human factors studies associated with our product development efforts and activities to support the manufacturing scale-up for new products, were modified or delayed due impacts of the COVID-19 global pandemic, which has impacted our development timelines and regulatory strategies and also could have a negative impact on our product commercialization efforts and the future demand for our products.
The COVID-19 global pandemic, or other similar outbreaks or epidemics, may have an adverse effect on the overall productivity of our workforce, and we expect to continue to take extraordinary measures to protect the health and safety of our employees and our business partners and reduce the risk of disruptions to our operations. For example, we continue to have restrictions on non-essential employee travel and on non-essential visitors to our facilities, and many of our employees who are able to perform their job function outside of our facilities remain in a remote work environment. For our field-based sales and clinical employees, we initially discontinued all in-person activities and began utilizing technology to remotely engage healthcare providers and customers. Where permitted, in-person activities have resumed on a limited basis, though the scope and scale have been limited and we still rely heavily on remote engagement. For our employees in manufacturing and warehousing positions involved in production and fulfillment operations, we have implemented health and safety protocols in compliance with applicable government orders and expert agency guidance, to include physical distancing requirements, requiring temperature checks for our employees before each shift, and other safety measures. We have also increased our staffing in certain operations in order to mitigate potential risks associated with increases in unplanned employee absences or illness. Our adoption of these preventive measures has resulted in incremental costs that have negatively impacted our gross margin, and the impacts could be more significant in future periods. In addition, for the duration of the COVID-19 global pandemic, some of our employees may be required to continue to operate within a remote work environment for extended periods of time due to illness, travel restrictions, government-imposed orders, school closures or for other reasons, any of which could result in reduced productivity of our workforce. As the COVID-19 global pandemic improves, we anticipate that more of our employees will return to working in our facilities under modified conditions. We are implementing protocols and safety measures and for the time being are continuing to limit the number of employees allowed in our facilities.

In addition to the foregoing impacts, disruptions from the COVID-19 global pandemic, or other similar outbreaks or epidemics, could result in delays in or the suspension of our manufacturing operations, research and product development activities, regulatory work streams, clinical development programs and other important commercial functions. In particular, if we or our third-party manufacturers are required to delay or suspend our manufacturing operations, we may encounter severe product shortages, which would adversely affect our results of operations and harm our reputation. We are also dependent upon our third-party suppliers for many of our product components and for our manufacturing-related equipment, and the COVID-19 global pandemic could have a material adverse impact on the operations of one or more of our suppliers, which could prevent them from delivering products to us or supporting our requirements for manufacturing-related equipment on a timely basis, or at all. For example, we continue to focus on increasing our cartridge inventory to targeted levels, but there can be no assurance that we or our third-party cartridge manufacturer will be able to manufacture cartridges in the quantities we require to meet product demand. In addition, at various times since 2020 our primary infusion set manufacturer experienced certain inventory constraints. There can be no assurance our supplier will be able to provide infusion sets in the quantities we require to meet customer demand. If we experience these or similar manufacturing challenges in the future, it could have a negative impact on product sales and harm our reputation.
The full extent of the impact of the COVID-19 global pandemic on our business and operations is highly uncertain and subject to change, and will continue to depend on a number of factors, including the scope and duration of the pandemic. Further spread or escalation of the COVID-19 global pandemic, or even the threat or perception that this could occur, or any protracted duration of decreased economic activity, could have a material adverse impact on our business, operations and financial results and could negatively impact or disrupt our plans to have employees return to our facilities.
Our ability to maintain and grow our revenue depends in part on retaining a high percentage of our customer base.*
A key to maintaining and growing our revenue is the retention of a high percentage of our customers due to the potentially significant revenue generated from ongoing purchases of disposable infusion sets, insulin cartridges and other supplies. In addition, our pumps are designed and tested to remain effective for at least four years and a customer may consider purchasing another product from us when the time comes to replace the pump. We have developed retention programs aimed at our customers, their caregivers and healthcare providers, which include training specific to our products, ongoing support by our sales and clinical employees, and technical support and customer service. Demand for our products from our existing customers could decline or could fail to increase as anticipated or projected as a result of a number of factors, including the introduction of competitive products, breakthroughs for the monitoring, treatment or prevention of diabetes, changes in reimbursement rates or policies, manufacturing problems, perceived safety or reliability issues with our products or components or the products of our competitors, the failure to secure regulatory clearance or approvals for products or product features in a timely manner or at all, product development or commercialization delays, the impacts and disruptions caused by the COVID-19 global pandemic, or for other reasons.
Further, the COVID-19 global pandemic has resulted in substantial restrictions on our engagement efforts with customers and healthcare providers, including the cancellation or postponement of company-sponsored educational events, as well as third-party conferences, trade shows and similar events. The impact continues even as some third-party conferences, trade shows and events are being held remotely from time to time, which restricts our engagement with customers and healthcare providers. These restrictions have negatively impacted, and are likely to continue negatively impacting, our ability to promote our new products and features to customers and healthcare providers, which could adversely impact our product sales and customer retention rates, as well as the strength of our brand.
The failure to retain a high percentage of our customers and increase sales to these customers consistent with our forecasts would have a material adverse effect on our business, financial condition and operating results.
We operate in a very competitive industry and if we fail to compete successfully against our existing or potential competitors, or if the competitive environment harms our business partners, our financial condition and operating results may be negatively affected.*
The medical device industry is intensely competitive, subject to rapid change and highly sensitive to the introduction of new products, treatment techniques or technologies, as well as other activities of industry participants. We believe our products compete, and will continue to compete, directly with a number of traditional insulin pumps, as well as other methods for the treatment of diabetes, including multiple daily injection (MDI) therapy.

Our primary competitors are major medical device companies that are publicly traded companies or divisions or subsidiaries of publicly traded companies, including Insulet and Medtronic. In addition, Eli Lilly has announced a collaboration to commercialize an insulin pump currently under development. There are also a number of other companies developing and marketing their own insulin delivery systems and/or related software applications, including insulin pumps and Bluetooth-enabled insulin pens to support MDI therapy. While these industry changes are significant, it is difficult to know how they will impact our business or the competitive landscape in which we operate. Our key competitors, most notably Medtronic, enjoy several competitive advantages over us, including:
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
In some instances, our competitors offer products that include features that we do not currently offer. For instance, Insulet offers an insulin pump with a tubeless delivery system that does not utilize an infusion set and Medtronic recently announced the acquisition of a connected insulin pen delivery device. Additionally, Medtronic recently announced the launch in some European countries of an infusion set that can be worn for up to seven days.
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
We currently have contracts establishing reimbursement for our insulin pump products with a number of national and regional third-party payors in the United States. While we may enter into additional contracts both domestically and internationally with third-party payors and add coverage for future products under our current agreements, we cannot guarantee that we will succeed in doing so or that the reimbursement contracts that we are able to negotiate will enable us to sell our products on a profitable basis. In particular, we have limited experience securing reimbursement in international markets. In addition, existing contracts with third-party payors generally can be modified or terminated by the third-party payor without cause and with little or no notice to us. Moreover, compliance with the administrative procedures or requirements may result in increased costs for us and delays in processing approvals by those third-party payors for customers to obtain coverage for our products. Failure to secure or retain adequate coverage or reimbursement for our current and future products by third-party payors, or delays in processing approvals by those payors, could result in the loss of sales, which could have a material adverse effect on our business, financial condition and operating results.
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
Our financial condition and operating results are and will continue to be highly dependent on our ability to adequately promote, market and sell our insulin pump and related products, and the ability of our diabetes educators to train new customers on the use of our products. If our sales and marketing representatives or diabetes educators continue to be restricted in their ability to interact with healthcare providers and customers, our sales could decrease or may not increase at levels that are in line with our forecasts.
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
We expect the oversight of our sales, marketing, clinical and customer service personnel will continue to place significant burdens on our management team, which may be compounded as we manage remote employees during the COVID-19 global pandemic and as we work towards returning personnel to our facilities. If we are unable to retain our personnel in line with our strategic plans, we may not be able to effectively commercialize our existing products or products under development, or enhance the strength of our brand, either of which could result in the failure of our sales to increase in line with our projections or cause sales to decline.
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
We are increasingly dependent on clinical investigators and clinical sites to enroll participants in our current and anticipated clinical trials and human factors studies, and the failure to successfully complete those trials and studies could prevent us from obtaining regulatory approvals for or commercializing our products.*
As part of our product development efforts, we expect to increasingly rely on clinical investigators and clinical sites to enroll participants in our clinical trials or users in our human factors testing and other third parties to manage such trials and testing and to perform related data collection and analysis. However, we may not be able to control the amount and timing of resources that clinical sites may devote to our clinical trials or other studies. If these clinical investigators and clinical sites fail to enroll a sufficient number of patients, fail to ensure compliance by patients with clinical protocols, or fail to comply with regulatory requirements, we may be unable to successfully complete our clinical trials or other studies, which could prevent us from obtaining regulatory approvals for our products and commercializing our products, which would have an adverse impact on our business.
If important assumptions about the potential market for our products are inaccurate, or if we have failed to understand what people with insulin-dependent diabetes are seeking in an insulin pump, our business and operating results may be adversely affected.*
Our business strategy was developed based on a number of important assumptions about the diabetes industry in general, and the insulin-dependent diabetes market in particular, any one or more of which may prove to be inaccurate or may change over time. For example, we believe that the benefits of insulin pump therapy as compared to other common insulin treatment alternatives will continue to drive growth in the market for insulin pump therapy. In addition, we believe the incidence of diabetes in the United States and worldwide is increasing. Further, our view is that diabetes management can vary greatly from person to person, creating multiple market segments based on clinical needs and personal preferences. However, each of these assumptions may prove to be inaccurate and limited sources exist to compare treatment alternatives and obtain reliable market data. The actual incidence of diabetes, and the actual demand for our products or competitive products, could differ materially from our projections if our assumptions are incorrect. In addition, our strategy of focusing exclusively on the insulin-dependent diabetes market may limit our ability to increase sales or achieve profitability.

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
We expect to face complexities frequently encountered by companies in competitive and rapidly evolving markets, which may make it difficult to evaluate our business and forecast our future sales and operating results.*
We operate in a competitive and rapidly evolving market. Important industry changes, such as the FDA approval and launch of new products by our competitors, as well as changes specific to our business, such as the timing of our launch of new products currently in development, increasing reliance on digital health products and connected devices, and our potential expansion of commercial sales in international markets, combine to make it more difficult for us to predict our future sales and operating results, as well as our expected timeframe to achieve profitability. The significant uncertainty resulting from the COVID-19 global pandemic has made, and may continue to make, it more difficult for us to accurately forecast our financial results and achieve sustained profitability. In assessing our business prospects, you should consider these factors as well as the various risks and difficulties frequently encountered by companies in competitive and rapidly evolving markets, particularly those companies that manufacture and sell medical devices.
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
•perform clinical trials and other studies with respect to our existing products and proposed products; and
•attract, retain and motivate qualified personnel in various areas of our business.

As a result of these or other risks, we may not be able to execute key components of our business strategy, and our business, financial condition and operating results may suffer.
Our ability to achieve profitability will depend, in part, on our ability to reduce the per-unit cost of our products while also increasing production volume.*
We believe our ability to reduce the per-unit cost of our insulin pumps and related products will have a significant impact on our ability to achieve profitability. Our cost of sales includes raw materials and component parts, labor costs, product training expenses, freight, reserves for expected warranty costs, royalties, scrap and charges for excess and obsolete inventories. It also includes manufacturing overhead costs, including expenses relating to quality assurance, manufacturing engineering, material procurement and inventory control, facilities, equipment, information technology and operations supervision and management. Our warranty reserve requires a significant amount of judgment and is primarily estimated based on historical experience. Recently released versions of our pump may not incur warranty costs in a manner similar to previously released pumps and the launch of our mobile app also may result in unanticipated changes in historical trends.
In response to the COVID-19 global pandemic, we have taken steps to prioritize the health and safety of our employees and customers, while working to maintain a continuous supply of products, training and customer support. For example, we have implemented preventative safety measures for our employees involved in production and fulfillment operations as well as for any field-based employees. For employees in other functions, we have adopted measures designed to help employees remain effective in a work-from-home environment and we are implementing safety measures and protocols as employees transition back into our facilities. We have also increased our staffing in certain operations in order to mitigate potential risks associated with increases in unplanned employee absences or illness. Each of these measures has resulted in unanticipated expenses that will negatively impact our gross margin and may adversely impact our ability to achieve profitability. We may also incur additional incremental expenses to help us support our ongoing operations during a period of unpredictable variability in the demand for our products, including throughout the duration of the COVID-19 pandemic.
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
Manufacturing risks may adversely affect our ability to manufacture products, which could negatively impact our sales and operating margins.*
Our business strategy depends on our ability to manufacture our current and proposed products in sufficient quantities and on a timely basis to meet consumer demand, while adhering to product quality standards, complying with regulatory requirements and managing manufacturing costs. We are subject to numerous risks related to our manufacturing capabilities, including:
•quality or reliability defects in product components that we source from third-party suppliers;
•our inability to secure product components in a timely manner due to shipping delays at ports of entry or exit, the impact of the COVID-19 global pandemic, or other issues, in sufficient quantities and on commercially reasonable terms;
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
In response to the COVID-19 global pandemic, in early 2020 we initiated discussions with our key suppliers regarding their abilities to fulfill existing orders and we have continued to regularly assess their capacity. At various times, our primary infusion set manufacturer experienced certain inventory constraints which resulted in us requesting some customers to accept substitutions of similar products to prevent delays in order fulfillment. Additionally, at various times our cartridge inventory was below our targeted stocking levels. We have acquired finished goods and raw material inventory for our products in order to meet targeted stocking levels. Currently, we do not anticipate a significant disruption in our ability to manufacture insulin pumps and cartridges, nor do we anticipate our third-party manufacturers will be unable to provide sufficient quantities to meet product demand. If we experience these or similar manufacturing challenges in the future, it could have a negative impact on product sales and harm our reputation.
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
Any disruption at one of our facilities could adversely affect our business and operating results.*
Although we operate in multiple locations, most of our current operations are still conducted in San Diego, California, including our final pump assembly, some manufacturing processes, and the majority of our research and development, management and administrative functions. In addition, the majority of our inventories of component supplies and finished goods is stored at two facilities in San Diego. Over the past year we substantially expanded various quality and customer and technical support activities in Boise, Idaho. We take precautions to safeguard our facilities, including by acquiring insurance, employing back-up generators, adopting health and safety protocols and utilizing off-site storage of computer data. However, vandalism, terrorism or a natural disaster, such as an earthquake, fire or flood, or other catastrophic event, could damage or destroy our manufacturing equipment or our inventories of component supplies and finished goods, cause substantial delays in our operations, result in the loss of key information, result in reduced sales, and cause us to incur additional expenses. Our insurance coverage may not be sufficient to provide coverage with respect to the damages incurred in any particular case, and our insurance carrier may deny coverage with respect to all or a portion of our claims. Regardless of the level of insurance coverage or other precautions taken, damage to our facilities may have a material adverse effect on our business, financial condition and operating results.

We may not experience the anticipated operating efficiencies from the transition of our manufacturing and warehousing operations.*
At the beginning of 2018 we completed the transition of our manufacturing operations to a facility located on Barnes Canyon Road in San Diego, and during the fourth quarter of 2019 we commenced operations at a logistics warehouse in San Diego. We expect that both of these actions will allow for future capacity for product manufacturing and warehousing expansion. However, we may not experience the anticipated operating efficiencies at either facility as we continue to scale our business operations and add manufacturing requirements for products currently under development. In addition, beginning in 2020 we outsourced a portion of our cartridge manufacturing demand to an experienced third-party contract manufacturer and it is possible that we may consider outsourcing other aspects of our operations in the future. If we fail to achieve the operating efficiencies that we anticipate, our manufacturing and operating costs may be greater than expected, which would have a material adverse impact on our operating results. In addition, we or our third-party contract manufacturers may encounter problems during manufacturing for a variety of reasons, including failure to follow specific protocols and procedures, failure to comply with applicable regulations, equipment malfunction, component part supply constraints and environmental factors, any of which could delay or impede our ability to meet customer demand and have a material adverse impact on our business, financial condition and operating results. Further, because of the custom nature of our cartridge manufacturing process and product components, and the highly regulated nature of our products overall, in the event of any problems with a contract manufacturer, we may not be able to quickly establish additional or alternative arrangements.
We expect that the management and support of our facilities, increasing reliance on third-party contract manufacturers and the increase of our manufacturing volumes will place significant burdens on our management team, particularly in areas relating to operations, quality, regulatory, facilities and information technology. We may not be able to effectively manage our ongoing manufacturing operations and we may not achieve the operating efficiencies that we anticipate, either from our own facilities or from our use of contract manufacturing. Further, additional increases in demand for our products may require that we further expand our business operations, which may require that we obtain additional facilities, make additional investments in capital equipment or increase our utilization of third-party contract manufacturing.
If we do not enhance our product portfolio to meet the demands of our market, we may fail to effectively compete, which may impede our ability to become profitable.*
In order to increase our sales and market share in the insulin-dependent diabetes market, we must enhance and broaden our product portfolio in response to the evolving demands of people with insulin-dependent diabetes, their caregivers and healthcare providers, as well as competitive pressures and technologies. We may not be successful in developing, obtaining regulatory approval for, or marketing our proposed products when anticipated, or at all. In addition, notwithstanding our market research efforts, our future products may not be accepted by people with insulin-dependent diabetes, their caregivers, healthcare providers or third-party payors. The success of any proposed product offerings will depend on numerous factors, including our ability to:
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
•demonstrate the safety and efficacy of proposed products; and
•obtain the necessary regulatory approvals for proposed products on a timely basis.

If we fail to generate demand by continuing to develop products that incorporate features and functionality requested by people with insulin-dependent diabetes, their caregivers or healthcare providers, or if we do not obtain regulatory clearance or approval for proposed products in time to meet market demand, we may be unable to compete and may fail to generate sales sufficient to achieve or maintain profitability. We have in the past experienced, and may in the future experience, delays in various phases of product development and commercialization, including during research and development, manufacturing, limited release testing, marketing and customer education efforts. We have also recently experienced delays in the regulatory review and approval process due to the impacts of the current global pandemic. Any delays in our anticipated regulatory submissions or approvals, or subsequent product launches, may significantly impede our ability to successfully compete in our markets. In particular, such delays could cause customers to delay or forego purchases of our products, or to purchase our competitors’ products. Even if we are able to successfully develop proposed products when anticipated, these products may not produce sales in excess of the costs of development, and they may be quickly rendered obsolete by changing consumer preferences or the introduction by our competitors of products embodying new technologies or features, or alternative methods for the treatment of diabetes.
Any concerns regarding the safety and efficacy of our products could limit sales and cause unforeseen negative effects to our business prospects and financial results.*
Studies to evaluate the safety or effectiveness of our products in a controlled setting are only recently available. As a result, people with insulin-dependent diabetes and healthcare providers may not be familiar with our studies and may be slower to adopt or recommend our products. Further, even with data from controlled studies third-party payors may not be willing to provide coverage or reimbursement for our products. We remain subject to regulatory and product liability risks, and these and other factors could slow the adoption of our products and result in our sales being lower than anticipated. In addition, future studies or clinical experience may indicate that treatment with our products is not superior to treatment with competitive products. Such results could slow the adoption of our products and significantly reduce our sales, which could prevent us from achieving our forecasted sales targets or achieving or sustaining profitability.
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
For example, we have entered into multiple development and commercialization agreements with Dexcom, which provide us non-exclusive licenses to integrate various currently available and future generations of Dexcom’s CGM technology with our insulin pump products. Under certain circumstances, these agreements may be terminated by either party without cause or on short notice. Our current agreements with Dexcom do not grant us rights to integrate future generations of Dexcom CGM technology, other than G7 CGM devices, with any of our current or future products. Termination of any of our agreements with Dexcom would require us to redesign certain current products and products under development, and attempt to integrate an alternative CGM system into our insulin pump systems, which would require significant development and regulatory activities that could result in an interruption or substantial delay in the availability of the product to our customers. The termination of our existing commercial agreements with Dexcom would disrupt our ability to commercialize our existing products and our development of future products, which could have a material adverse impact on our financial condition and results of operations, negatively impact our ability to compete and cause our stock price to decline.
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

Our business also involves the storage and transmission of a substantial amount of confidential, personal, or other sensitive information, including health information and other personal information relating to our customers, the personal information of our employees and other individuals, and our proprietary, financial, operational or strategic information. Should any of the foregoing risks occur, it could also result in the loss, theft, misuse, unauthorized disclosure, or unauthorized access of such sensitive information, which could lead to significant reputational or competitive harm, litigation involving us or our business partners, regulatory proceedings, or substantial liabilities, fines, penalties or expenses. As a result, we strive to maintain and regularly update reasonable security measures, and to respond quickly and effectively if and when data security incidents do occur. Like many businesses, we are subject to numerous data privacy and security risks, including threats arising from computer viruses or hackers, cyber-attacks and ransomware attacks, as well as the risk that one or more of our employees may fail to comply, whether knowingly or accidentally, with established security measures, or with internal policies relating to the use, storage or transmission of confidential or sensitive information. We are unable to predict the direct or indirect impact of any such incidents to our business. Further, many of our third-party service providers are subject to similar risks. Whether or not our security measures and those of our third-party service providers are ultimately successful, our expenditures on those measures could have an adverse impact on our financial condition and results of operations, and divert management’s attention from pursuing our strategic objectives.
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
We experienced a breach of our information technology systems in January 2020.*
On January 17, 2020, we learned that an unauthorized person gained access to an employee’s email account through a cyber-attack commonly known as “phishing.” We investigated the incident, and learned that a limited number of our employee email accounts may have been accessed by an unauthorized user in a similar manner between January 17, 2020 and January 20, 2020. Our investigation indicated that customer information, as well as proprietary Company information, may have been contained in one or more of the employee email accounts affected by the incident. Our investigation has not determined whether an unauthorized person viewed any such information. As a result of this incident, we are presently defending a class action lawsuit entitled Joseph Deluna et al. v. Tandem Diabetes Care, Inc., which is pending in the Superior Court of the State of California in the County of San Bernardino.
The risks posed by this lawsuit and any future related matters include civil monetary damages, attorney fees and costs, other legal penalties, reputational damage, loss of goodwill, and competitive harm.

If we are found to have violated laws concerning the privacy and security of patient health information or other personal information, we could be subject to civil or criminal penalties, which could increase our liabilities and harm our reputation or our business.*
There are a number of domestic and international laws protecting the privacy and security of personal information. These laws include the U.S. Health Insurance Portability and Accountability Act of 1996 (HIPAA) and related regulations, U.S. state laws (such as the CCPA), Canada’s Personal Information and Electronic Documents Act (PIPEDA) or the applicable provincial alternatives, the EU’s General Data Protection Regulation (GDPR), EU member states directives, or similar applicable laws. These laws place limits on how we may collect, use, share and store medical information and other personal information, and they impose obligations to protect that information against unauthorized access, use, loss, and disclosure. The putative class action lawsuit described above alleges violations of some of these laws.
If we, or any of our service providers who have access to the personal data for which we are responsible, are found to be in violation of the privacy or security requirements of HIPAA, PIPEDA, GDPR, or applicable foreign, U.S. state and Canadian provincial laws, we could be subject to civil or criminal penalties, which could increase our liabilities, harm our reputation and have a material adverse effect on our business, financial condition and operating results. Although we utilize a variety of measures to secure the data that we control, even compliant entities can experience security breaches or have inadvertent failures despite employing reasonable practices and safeguards.
We may also face new risks relating to data privacy and security as the United States, individual U.S. states or Canadian provinces, E.U. member states, and other international jurisdictions adopt or implement new data privacy and security laws and regulations as we continue to commercialize our products worldwide. For example, amendments to privacy and security laws (such as the CCPA) may impose additional requirements on us and increase our regulatory and litigation risk. As we continue to expand, our business will need to adapt to meet these and other similar legal requirements.
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

We may experience one or more of these risks in connection with our acquisition of Sugarmate which was completed in 2020. We do not know if we will be able to identify future acquisitions or investments we deem suitable, whether we will be able to successfully complete any such acquisitions or investments on favorable terms or at all, or whether we will be able to successfully integrate any acquired products or technologies into our business. Our potential inability to integrate any acquired products or technologies effectively may adversely affect our business, operating results and financial condition.
Risks Related to Our Future Financings and Financial Results
We may need or otherwise determine to raise additional funds in the future and if we are unable to raise additional funds when necessary or desirable, we may not be able to achieve our strategic objectives.*
At March 31, 2021, we had $513.4 million in cash, cash equivalents and short-term investments. Our management expects the continued growth of our business, including the expansion of our customer service infrastructure to support our growing base of customers, our plans to expand commercial sales of our products outside of the United States, the growth of our manufacturing and warehousing operations, increasing the size of our facility footprint due to increases in headcount and additional R&D activities, will continue to increase our expenses. In addition, the amount of our future product sales is difficult to predict and actual sales may not be in line with our forecasts. Accordingly, our future capital requirements will depend on many factors, including:
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
•our ability to commercialize and sell our current and future products and our ability to increase sales and gross profit from our products, including insulin pumps and the related insulin cartridges and infusion sets;
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
Risks Related to Our Intellectual Property and Potential Litigation
Our ability to comprehensively protect our intellectual property and proprietary technology is uncertain.*
We rely primarily on patent, trademark and trade secret laws, as well as confidentiality and non-disclosure agreements, to protect our proprietary technologies. As of March 31, 2021, our patent portfolio consisted of approximately 106 issued U.S. patents and 83 pending U.S. patent applications. Of these, our issued U.S. patents expire between approximately 2021 and 2039. Our foreign patent portfolio consisted of approximately 39 issued patents and 20 pending patent applications in other countries throughout the world. Of these, our issued foreign patents expire between approximately 2025 and 2033. In addition, we also have 88 trademark registrations, including 19 U.S. trademark registrations and 69 foreign trademark registrations.
We have applied for patent protection relating to certain existing and proposed products and processes. If we fail to file a patent application timely in any jurisdiction, it could result in us forfeiting certain patent rights in that jurisdiction. Further, we cannot assure you that any of our patent applications will be granted in a timely manner or at all. The rights granted to us under our patents, and the rights we are seeking to have granted in our pending patent applications, may not provide us with any commercial advantage. In addition, those rights could be opposed, contested or circumvented by our competitors, or be declared invalid or unenforceable in judicial or administrative proceedings. The failure of our patents to adequately protect our technology might make it easier for our competitors to offer the same or similar products or technologies. Even if we are successful in receiving patent protection for certain products and processes, our competitors may be able to design around our patents or develop products that provide outcomes which are comparable to ours without infringing on our intellectual property rights. Due to differences between foreign and U.S. patent laws, our patented intellectual property rights may not receive the same degree of protection in foreign countries as they would in the United States. Even if patents are granted outside of the United States, effective enforcement in those countries may not be available.
We rely on our trademarks and trade names to distinguish our products from the products of our competitors, and have registered or applied to register many of these trademarks. We cannot assure you that our current or future trademark applications will be approved in a timely manner or at all. From time to time, third parties oppose our trademark applications, or otherwise challenge our use of trademarks. In the event that our trademarks are successfully challenged, we could be forced to rebrand our products, which could result in loss of brand recognition, and could require us to devote additional resources to marketing new brands. Further, we cannot assure you that competitors will not infringe upon our trademarks, or that we will have adequate resources to enforce our trademarks.
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

If a competitor infringes one of our patents, trademarks or other intellectual property rights, enforcing those patents, trademarks and other intellectual property rights may be difficult, expensive and time consuming. Patent law relating to the scope of claims in the industry in which we operate is subject to rapid change and constant evolution and, consequently, patent protection in our industry can be uncertain. Even if successful, litigation to defend our patents and trademarks against challenges or to enforce our intellectual property rights could divert management’s attention from managing our business. Moreover, we may not have sufficient resources or incentive to defend our patents or trademarks against challenges or to enforce our intellectual property rights. Litigation also puts our patents at risk of being invalidated or narrowly interpreted and our patent applications at risk of not issuing. Additionally, pursuing litigation may provoke third parties to assert counterclaims against us. We may not prevail in any lawsuits that we initiate and the damages or other remedies awarded, if any, may not be commercially valuable. The occurrence of any of these events may have a material adverse effect on our business, financial condition and operating results.
Patent litigation in the medical device industry is not uncommon, and from time to time, we may be subject to litigation that could be costly, result in the diversion of management’s time and efforts, or require us to pay damages.*
Our success will depend in part on not infringing the patents or violating the other proprietary rights of third parties. Significant litigation regarding patent rights exists in our industry. Our competitors in both the United States and abroad, many of which have substantially greater resources and have made considerable investments in competing technologies, may have applied for or obtained or may in the future apply for and obtain, patents that will prevent, limit or otherwise interfere with our ability to make and sell our products. The large number of patents, the rapid rate of new patent issuances, and the complexities of the technology involved increase the risk of patent litigation.
From time to time, we may receive communications from third parties alleging our infringement of their intellectual property rights or offering a license to their intellectual property relating to products that we are currently developing. Any intellectual property-related discussions, disputes or litigation could force us to do one or more of the following:
•stop selling our products or using technology that allegedly infringes third-party intellectual property;
•prevent or limit our ability to sell a product that we are currently developing;
•incur significant legal expenses;
•pay substantial damages to the party whose intellectual property rights we are allegedly infringing;
•redesign those products that allegedly infringe third-party intellectual property; or
•attempt to obtain a license to the relevant intellectual property from third parties, which may not be available on reasonable terms or at all.
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
We may incur product liability losses, and insurance coverage may be inadequate or unavailable to cover these losses.*
Our business exposes us to potential product liability claims that are inherent in the design, manufacture, testing, inspection, and sale of medical devices. We are subject to product liability lawsuits alleging that component failures, manufacturing flaws, manufacturing defects, negligence in manufacturing, design defects, negligence in design, or inadequate disclosure of product-related risks, warnings, or product-related information resulted in an unsafe condition, injury or death to customers. The risk of one or more product liability claims or lawsuits may be even greater after we launch new products with new features or enter new markets where we have no prior experience selling our products and rely on newly-hired staff or new independent distributors or contractors to provide new customer training and customer support. In addition, the misuse of our products or the failure of customers to adhere to operating guidelines could cause significant harm to customers, including death, which could result in product liability claims. We may also identify deficiencies in our products that we determine are immaterial and do not pose safety risks, and therefore decide not to initiate a voluntary recall. However, any such deficiency may be more significant than we expect and lead to product liability claims. Product liability lawsuits and claims, safety alerts or product recalls, with or without merit, could cause us to incur substantial costs, and could place a significant strain on our financial resources, divert the attention of management from our core business, harm our reputation and adversely affect our ability to attract and retain customers, any of which could have a material adverse effect on our business, financial condition and operating results.
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
Before we can market or sell a new regulated product or a significant modification to an existing product in the United States, we must obtain either clearance under Section 510(k) of the Food, Drug and Cosmetic Act or approval of a pre-market approval (PMA) application from the FDA, unless an exemption from pre-market review applies. In the 510(k) clearance process, the FDA must determine that a proposed device is “substantially equivalent” to a device legally on the market, known as a “predicate” device, with respect to intended use, technology and safety, and effectiveness, in order to clear the proposed device for marketing. Clinical data is sometimes required to support substantial equivalence. The PMA pathway requires an applicant to demonstrate the safety and effectiveness of the device based on extensive data. The PMA process is typically required for devices that are deemed to pose the greatest risk, such as life-sustaining, life-supporting or implantable devices. Products that are approved through a PMA application generally need FDA approval before they can be modified. Similarly, some modifications made to products cleared through the 510(k) clearance process may require a new 510(k) submission. The process of obtaining regulatory clearances or approvals to market a medical device can be costly and time-consuming, and we may not be able to obtain these clearances or approvals on a timely basis or at all for our proposed products.
If the FDA requires a more rigorous examination for our future products or modifications to existing products than we had expected, our product introductions or modifications could be delayed or canceled, which could cause our sales to decline or to not increase in line with our forecasts.
The FDA can delay, limit or deny clearance or approval of one of our devices for many reasons, including:
•our inability to demonstrate that our products are safe and effective for their intended users;
•the data from our pre-clinical studies or clinical trials may be insufficient to support clearance or approval; and
•failure of the manufacturing process or facilities we use to meet applicable requirements.
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
Any delay in, or failure to receive or maintain, clearance or approval for our products under development could prevent us from generating revenue from these products or achieving profitability. Moreover, customers may defer purchasing our existing products in anticipation of a new product launch. Additionally, the FDA and other regulatory authorities have broad enforcement powers, and regulatory enforcement or inquiries, or other increased scrutiny on us, could dissuade some customers from using our products and adversely affect our reputation and the perceived safety and efficacy of our products.

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
Further, we commenced commercial sales of our products in select international markets during the third quarter of 2018. As we expand our operations outside of the United States and launch new products, we will become subject to various additional regulatory and legal requirements in the international markets we enter. These additional legal and regulatory requirements may result in our incurring significant costs and expenditures. We have limited experience complying with applicable laws and regulations in international markets generally, and in particular when we enter new markets, and if we are not able to comply with any such requirements, our international expansion and business could be significantly harmed.
New products or modifications to our existing products may require new 510(k) clearances or PMAs, or may require us to cease marketing or recall the modified products until clearances are obtained.*
Any modification to a 510(k)-cleared device that could significantly affect its safety or effectiveness, or that would constitute a major change in its intended use, design, or manufacture, requires a new 510(k) clearance or, possibly, a PMA. The FDA requires every manufacturer to make this determination in the first instance, but the FDA may review any manufacturer’s decision. The FDA may not agree with our decisions regarding whether new clearances or approvals are necessary for changes that we have made to our products. If the FDA disagrees with our determination and requires us to submit new 510(k) notifications or PMAs for modifications to our previously cleared or approved products, for which we concluded that new clearances or approvals were not necessary, we may be required to cease marketing or to recall the modified product until we obtain clearance or approval, and we may be subject to significant regulatory fines or penalties.
Further, the FDA’s ongoing review of and potential changes to the 510(k) program may make it more difficult for us to modify our previously cleared products, either by imposing stricter requirements on when a new 510(k) for a modification to a previously cleared product must be submitted, or by applying more onerous review criteria to such submissions.
If we or our third-party suppliers, contract manufacturers and service providers fail to comply with the FDA’s good manufacturing practice regulations, this could impair our ability to market our products in a cost-effective and timely manner.*
We and our third-party suppliers, contract manufacturers and service providers are required to comply with the FDA’s Quality System Regulation (QSR), which covers the methods and documentation of the design, testing, production, control, quality assurance, labeling, packaging, sterilization, storage and shipping of our products. The FDA audits compliance with the QSR through periodic announced and unannounced inspections of manufacturing and other facilities which may occur at any time. We cannot assure you that our facilities or our contract manufacturer or third-party suppliers’ facilities would pass any quality system inspection or audit. If we or our suppliers, contract manufacturers and service providers have significant non-compliance issues or if any corrective action plan that we or our suppliers, contract manufacturers or service providers propose in response to observed deficiencies is not sufficient, the FDA could take enforcement action against us and the manufacturing or distribution of our devices could be interrupted and our operations disrupted.
If we, or our third-party suppliers, contract manufacturers and service providers, fail to adhere to QSR requirements, this could delay production of our products and lead to fines, difficulties in obtaining regulatory clearances, recalls, enforcement actions, including injunctive relief or consent decrees, or other consequences, which could, in turn, have a material adverse effect on our financial condition or results of operations.

A recall or suspension of our products, or the discovery of serious safety issues with our products, could have a significant negative impact on us.*
The FDA and equivalent foreign regulatory authorities have the authority to require the recall or suspension, either temporarily or permanently, of commercialized products in the event of material deficiencies or defects in quality systems, product design or manufacture or in the event that a product poses an unacceptable risk to health. Regulatory authorities have broad discretion to require the recall or suspension of a product or to require that manufacturers alert customers of safety risks, and may do so even in circumstances where we do not believe our product poses an unacceptable risk to health. In addition, manufacturers may, under their own initiative recall a product or suspend sales if any material deficiency in a product is found or alert customers of unanticipated safety risks. A government-mandated or voluntary recall or suspension by us, one of our distributors or any of our other third-party suppliers could occur as a result of an unacceptable risk to health, component failures, manufacturing errors, design or labeling defects or other deficiencies and issues. Recalls, suspensions or other notices relating to any products that we distribute would divert managerial and financial resources, and have an adverse effect on our reputation, financial condition and operating results.
Further, under the FDA’s Medical Device Reporting regulations and equivalent regulations in other geographies, we are required to maintain appropriate quality systems and report incidents in which our product may have caused or contributed to serious injury or death in which our product malfunctioned and, if the malfunction were to recur, would likely cause or contribute to serious injury or death. Repeated product malfunctions may result in a voluntary or involuntary product recall or suspension of product sales, which could divert managerial and financial resources, impair our ability to manufacture our products in a cost-effective and timely manner and have an adverse effect on our reputation, financial condition and operating results. We have initiated product recalls in the past, and our risk of future product recalls may increase as we launch new products or offer new software updates for existing products.
Any adverse event involving any products that we distribute, either domestically or internationally, could result in future voluntary corrective actions, such as recalls or customer notifications, or regulatory agency action, which could include inspection, mandatory recall or other enforcement action. For example, the Australian Therapeutic Goods Administration (TGA) temporarily suspended our pump product sales in Australia commencing November 24, 2020, however sales of pump-related supplies were allowed to continue. Effective April 1, 2021, following discussions with the TGA, the temporary suspension was lifted for our t:slim X2 with Basal-IQ technology, subject to certain post-market surveillance obligations and other conditions. We have discontinued sales of earlier generation products in Australia and to date we have not offered our Control-IQ technology in Australia but may elect to do so in the future. There can be no assurance that the TGA will not reimpose the suspension of our pump product sales or impose other regulatory restrictions in the future. Any regulatory challenges we encounter could have a negative impact on our product sales and harm our reputation. Any corrective actions we take in response to this action or future matters with the TGA or other regulatory bodies, whether voluntary or involuntary, will require the dedication of our time and capital, may distract management from operating our business, may harm our reputation and financial results or could result in additional regulatory scrutiny in other geographies.
Our failure to comply with U.S. federal and state fraud and abuse laws, including anti-kickback laws and other U.S. federal and state anti-referral laws, could have a material, adverse impact on our business.*
There are numerous U.S. federal and state laws pertaining to healthcare fraud and abuse, including anti-kickback laws, physician self-referral laws, and false claims laws. Our relationships with healthcare providers and other third parties are subject to scrutiny under these laws. Violations of these laws are punishable by criminal and civil sanctions, including, in some instances, imprisonment and exclusion from participation in federal and state healthcare programs, including the Medicare, Medicaid and Veterans Administration health programs.
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
•federal and state laws governing the use, disclosure and security of personal information, including protected health information, such as HIPAA and the Health Information Technology for Economic and Clinical Health; and
•foreign and U.S. state law equivalents of each of the above federal laws, such as anti-kickback and false claims laws which may apply to items or services reimbursed by any third-party payor, including commercial insurers.
Possible sanctions for violation of these laws include monetary fines, civil and criminal penalties, exclusion from Medicare, Medicaid and other federal healthcare programs, and forfeiture of amounts collected in violation of those prohibitions and in some circumstances, treble damages. Any violation of these laws, or any action against us for violation of these laws, even if we successfully defend against it, could result in a material adverse effect on our reputation, business, financial condition and operating results. The reporting requirements under the Physician Payments Sunshine Act have been expanded, and we will need to implement additional processes and controls in order to comply with these new tracking and disclosure obligations. Any failure to submit the required data in an accurate and timely manner may result in the imposition of civil monetary penalties. Federal government agencies have issued final rules making modifications to the Anti-Kickback Statute “safe harbors” and the Stark Law regulations, and the full impact of such modifications on the health care industry and our business operations is not yet known. Further, the federal government has published proposed rules for public comment which would make material modifications to HIPAA. It is unknown if or when these proposed rules may be adopted and what final form the proposed rules may take and how they may impact our business operations.
To enforce compliance with the federal laws, the U.S. Department of Justice (DOJ) in conjunction with other federal agencies, has increased its scrutiny of interactions between healthcare companies and healthcare providers, which has led to a number of investigations, prosecutions, convictions and settlements in the healthcare industry. Dealing with investigations can be time and resource-consuming and can divert management’s attention from our core business. Additionally, if a healthcare company settles an investigation with the DOJ or other law enforcement agencies, we may be forced to agree to additional onerous compliance and reporting requirements as part of a consent decree or corporate integrity agreement. Any such investigation or settlement could increase our costs or otherwise have an adverse effect on our business.

The scope and enforcement of these laws is uncertain and subject to rapid change in the current environment of healthcare reform. Federal or state regulatory authorities might challenge our current or future activities under these laws. Any of these challenges could have a material adverse effect on our reputation, business, financial condition and operating results. Any state or federal regulatory review of us, regardless of the outcome, would be costly and time-consuming. Additionally, we cannot predict the impact of any changes in these laws and whether they might be retroactive.
We may be liable if we engage in the promotion of the off-label use of our products.*
Our promotional materials and training methods must comply with FDA and other applicable laws and regulations, including the prohibition against the promotion of the off-label use of our products or the pre-promotion of unapproved products. Healthcare providers may use our products off-label, as the FDA does not restrict or regulate a physician’s choice of treatment within the practice of medicine. However, if the FDA determines that our promotional materials or training constitutes promotion of an off-label use or the pre-promotion of an unapproved product, it could request that we modify our training or promotional materials or subject us to regulatory or enforcement actions, including the issuance of an untitled letter, a warning letter, injunction, seizure, civil fines and criminal penalties. It is also possible that other federal, state or foreign enforcement authorities might take action if they consider our promotional or training materials to constitute promotion of an unapproved use, which could result in significant fines or penalties. Although our policy is to refrain from statements that could be considered off-label promotion of our products or pre-promotion of an unapproved product, the FDA or another regulatory agency could disagree and conclude that we have engaged in improper promotional activities. In addition, the off-label use of our products may increase the risk of product liability claims, which are expensive to defend and could result in substantial damage awards against us and harm our reputation.
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

Risks Related to Our Convertible Senior Notes
We have indebtedness in the form of convertible senior notes, which could adversely affect our financial condition and our ability to respond to changes in our business.*
In May 2020, we completed the offering of $287.5 million principal amount of 1.50% Convertible Senior Notes due 2025 (the Notes), which we refer to as the Note Offering. Holders of the Notes will have the right to require us to repurchase their Notes upon the occurrence of a fundamental change (as defined in the indenture governing the Notes) at a purchase price equal to 100% of the principal amount of the Notes to be purchased, plus accrued and unpaid interest, if any. In addition, upon conversion of the Notes, unless we elect to deliver solely shares of our common stock to settle such conversion, we will be required to make cash payments in respect of the Notes being converted. Furthermore, the indenture governing the Notes provides that, in the event of an event of default (as defined in the indenture) for the Notes, the principal, premium, if any, and interest, if any, may become due prior to the maturity date for the Notes. There can be no assurance that we will be able to pay these amounts when due, or that we will be able to refinance this indebtedness on acceptable terms or at all.
As a result of our increased level of indebtedness due to the Notes Offering:

•our level of vulnerability to adverse economic conditions and competitive pressures may be heightened;
•we are required to dedicate a portion of our liquidity position or cash flow from operations to interest payments, limiting the availability of cash for other purposes;
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

Item 6.    Exhibits

		Incorporated by Reference				Provided Herewith
Exhibit Number	Exhibit Description	Form	File No.	Date of First Filing	Exhibit Number
10.1	Second Amendment to Lease Agreement, dated March 11, 2021, by and between TREA Pacific Plaza, LLC and Tandem Diabetes Care, Inc.					X
10.2*	Tandem Diabetes Care, Inc. 2021 Senior Management Cash Bonus Plan					X
31.1	Certification of John F. Sheridan, Chief Executive Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					X
31.2	Certification of Leigh A. Vosseller, Chief Financial Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					X
32.1**	Certification of John F. Sheridan, Chief Executive Officer, pursuant to U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					X
32.2**	Certification of Leigh A. Vosseller, Chief Financial Officer, pursuant to U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					X
101.INS	XBRL Instance Document.					X
101.SCH	XBRL Taxonomy Extension Schema Document.					X
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.					X
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.					X
101.LAB	XBRL Taxonomy Extension Label Linkbase Document.					X
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.					X
104	Cover Page Interactive Data File (embedded within the Inline XBRL Document contained in Exhibit 101)					X
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

Tandem Diabetes Care, Inc.

Dated: May 5, 2021	By:	/s/ John F. Sheridan
John F. Sheridan President and Chief Executive Officer (on behalf of the registrant and as the registrant’s Principal Executive Officer)

Dated: May 5, 2021	By:	/s/ Leigh A. Vosseller
Leigh A. Vosseller Executive Vice President, Chief Financial Officer and Treasurer (on behalf of the registrant and as the registrant’s Principal Financial and Accounting Officer)