Form 10-Q
period 2021-06-30
TANDEM DIABETES CARE INC
filed 2021-08-04
CIK 1438133

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
____________________________________________________________________________________________
FORM 10-Q
_____________________________________________________________________________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended June 30, 2021
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.   ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No   ☒
As of July 30, 2021, there were 63,029,361 shares of the registrant’s Common Stock outstanding.

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
TANDEM DIABETES CARE, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except par value)

	June 30,	December 31,
	2021	2020
	(Unaudited)	(Note 1)
Assets
Current assets:
Cash and cash equivalents	$98,578	$94,613
Short-term investments	446,724	390,323
Accounts receivable, net	80,212	82,195
Inventories	66,705	63,721
Prepaid and other current assets	6,066	6,383
Total current assets	698,285	637,235
Property and equipment, net	48,890	50,022
Operating lease right-of-use assets	31,499	19,773
Other long-term assets	16,576	9,385
Total assets	$795,250	$716,415
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$27,504	$17,805
Accrued expenses	6,405	4,783
Employee-related liabilities	36,476	34,159
Deferred revenue	7,953	6,082
Common stock warrants	2,789	14,261
Operating lease liabilities	9,260	9,421
Other current liabilities	18,336	17,341
Total current liabilities	108,723	103,852
Convertible senior notes, net - long-term	280,599	202,984
Operating lease liabilities - long-term	27,376	15,914
Other long-term liabilities	32,467	27,360
Total liabilities	449,165	350,110
Commitments and contingencies (Note 11)
Stockholders’ equity:
Common stock, $0.001 par value; 200,000 shares authorized, 62,952 and 62,335 shares issued and outstanding at June 30, 2021 (unaudited) and December 31, 2020, respectively.	63	62
Additional paid-in capital	997,190	1,025,233
Accumulated other comprehensive income	29	220
Accumulated deficit	(651,197)	(659,210)
Total stockholders’ equity	346,085	366,305
Total liabilities and stockholders’ equity	$795,250	$716,415
See accompanying notes to unaudited condensed consolidated financial statements.

TANDEM DIABETES CARE, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)
(Unaudited)
(In thousands, except per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Sales	$172,139	$109,236	$313,176	$207,162
Cost of sales	79,685	54,846	147,435	102,511
Gross profit	92,454	54,390	165,741	104,651
Operating expenses:
Selling, general and administrative	66,523	50,440	125,086	100,157
Research and development	20,499	15,987	38,460	30,104
Total operating expenses	87,022	66,427	163,546	130,261
Operating income (loss)	5,432	(12,037)	2,195	(25,610)
Other income (expense), net:
Interest income and other, net	418	367	690	1,093
Interest expense	(1,509)	(3,176)	(3,015)	(3,176)
Change in fair value of common stock warrants	(272)	(14,336)	(962)	(16,258)
Total other expense, net	(1,363)	(17,145)	(3,287)	(18,341)
Income (loss) before income taxes	4,069	(29,182)	(1,092)	(43,951)
Income tax expense (benefit)	61	(2,075)	(56)	(1,977)
Net income (loss)	$4,008	$(27,107)	$(1,036)	$(41,974)
Other comprehensive income (loss):
Unrealized gain (loss) on short-term investments	$(51)	$105	$(89)	$147
Foreign currency translation gain (loss)	(26)	183	(102)	(226)
Comprehensive income (loss)	$3,931	$(26,819)	$(1,227)	$(42,053)

Net income (loss) per share, basic	$0.06	$(0.45)	$(0.02)	$(0.70)
Net income (loss) per share, diluted	$0.06	$(0.45)	$(0.02)	$(0.70)

Weighted average shares used to compute basic net income (loss) per share	62,717	60,424	62,583	60,082
Weighted average shares used to compute diluted net income (loss) per share	65,663	60,424	62,583	60,082
See accompanying notes to unaudited condensed consolidated financial statements.

TANDEM DIABETES CARE, INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(Unaudited)
(In thousands)

Three Months Ended June 30, 2021

	Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Total Stockholders’ Equity
	Shares	Amount
Balance at March 31, 2021	62,571	$63	$968,450	$106	$(655,205)	$313,414
Exercise of stock options	252	—	8,172	—	—	8,172
Vesting of restricted stock units, net of shares withheld for taxes	29	—	(867)	—	—	(867)
Issuance of common stock for Employee Stock Purchase Plan	100	—	6,317	—	—	6,317
Stock-based compensation expense	—	—	15,118	—	—	15,118
Unrealized loss on short-term investments	—	—	—	(51)	—	(51)
Foreign currency translation adjustments	—	—	—	(26)	—	(26)
Net income	—	—	—	—	4,008	4,008
Balance at June 30, 2021	62,952	$63	$997,190	$29	$(651,197)	$346,085

Six Months Ended June 30, 2021

	Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Total Stockholders’ Equity
	Shares	Amount
Balance at December 31, 2020	62,335	$62	$1,025,233	$220	$(659,210)	$366,305
Effect of change in accounting for convertible senior notes(1)	—	—	(85,803)	—	9,049	(76,754)
Exercise of stock options	363	1	11,307	—	—	11,308
Vesting of restricted stock units, net of shares withheld for taxes	29	—	(867)	—	—	(867)
Issuance of common stock for Employee Stock Purchase Plan	100	—	6,317	—	—	6,317
Exercise of common stock warrants	125	—	437	—	—	437
Fair value of common stock warrants at time of exercise	—	—	12,434	—	—	12,434
Stock-based compensation expense	—	—	28,132	—	—	28,132
Unrealized loss on short-term investments	—	—	—	(89)	—	(89)
Foreign currency translation adjustments	—	—	—	(102)	—	(102)
Net loss	—	—	—	—	(1,036)	(1,036)
Balance at June 30, 2021	62,952	63	997,190	29	(651,197)	$346,085
(1) The Company adopted ASU No. 2020-06, Accounting for Convertible Instruments and Contracts in an Entity’s Own Equity effective January 1, 2021 (see Note 2, “Summary of Significant Accounting Policies”).
See accompanying notes to unaudited condensed consolidated financial statements.
:AccountingStandardsUpdate202006Member

Three Months Ended June 30, 2020

	Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Total Stockholders’ Equity
	Shares	Amount
Balance at March 31, 2020	60,071	$60	$847,056	$(245)	$(639,695)	$207,176
Exercise of stock options	453	1	12,254	—	—	12,255
Issuance of common stock for Employee Stock Purchase Plan	229	—	4,916	—	—	4,916
Exercise of common stock warrants	34	—	2,029	—	—	2,029
Equity component of convertible senior notes issuance, net of issuance costs	—	—	85,803	—	—	85,803
Payment for capped call transactions related to convertible senior notes	—	—	(34,069)	—	—	(34,069)
Stock-based compensation expense	—	—	16,413	—	—	16,413
Unrealized gain on short-term investments	—	—	—	105	—	105
Foreign currency translation adjustments	—	—	—	183	—	183
Net loss	—	—	—	—	(27,107)	(27,107)
Balance at June 30, 2020	60,787	$61	$934,402	$43	$(666,802)	$267,704

Six Months Ended June 30, 2020

	Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Total Stockholders’ Equity
	Shares	Amount
Balance at December 31, 2019	59,396	$59	$819,626	$122	$(624,828)	$194,979
Exercise of stock options	1,126	2	23,728	—	—	23,730
Issuance of common stock for Employee Stock Purchase Plan	229	—	4,916	—	—	4,916
Exercise of common stock warrants	36	—	2,036	—	—	2,036
Fair value of common stock warrants at time of exercise	—	—	141	—	—	141
Equity component of convertible senior notes issuance, net of issuance costs	—	—	85,803	—	—	85,803
Payment for capped call transactions related to convertible senior notes	—	—	(34,069)	—	—	(34,069)
Stock-based compensation expense	—	—	32,221	—	—	32,221
Unrealized gain on short-term investments	—	—	—	147	—	147
Foreign currency translation adjustments	—	—	—	(226)	—	(226)
Net loss	—	—	—	—	(41,974)	(41,974)
Balance at June 30, 2020	60,787	$61	$934,402	$43	$(666,802)	$267,704

See accompanying notes to unaudited condensed consolidated financial statements.

TANDEM DIABETES CARE, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(In thousands)

	Six Months Ended June 30,
	2021	2020
Operating Activities
Net loss	$(1,036)	$(41,974)
Adjustments to reconcile net loss to net cash provided (used) by operating activities:
Depreciation and amortization expense	6,925	4,035
Amortization of debt discount and issuance costs	859	2,457
Provision for expected credit losses	874	1,529
Provision for (recovery of) inventory obsolescence	211	(81)
Change in fair value of common stock warrants	962	16,258
Amortization of discount on short-term investments	(306)	(1,127)
Benefit for deferred income taxes	—	(2,126)
Stock-based compensation expense	27,924	32,286
Other	(106)	36
Changes in operating assets and liabilities:
Accounts receivable, net	1,046	(50)
Inventories	(2,965)	(13,181)
Prepaid and other current assets	411	(2,101)
Other long-term assets	(159)	6
Accounts payable and accrued expenses	11,957	(3,779)
Employee-related liabilities	2,318	(3,094)
Deferred revenue	5,288	2,668
Other current liabilities	1,170	2,428
Other long-term liabilities	2,207	678
Net cash provided (used) by operating activities	57,580	(5,132)
Investing Activities
Purchases of short-term investments	(385,580)	(166,984)
Proceeds from maturities of short-term investments	308,607	54,709
Proceeds from sales of short-term investments	20,788	35,027
Purchases of property and equipment	(5,339)	(16,552)
Acquisition of intangible assets and equity investments	(9,331)	(4,805)
Net cash used in investing activities	(70,855)	(98,605)
Financing Activities
Proceeds from issuance of convertible senior notes, net of $8,809 debt issuance costs	—	278,691
Payment for capped call transactions related to convertible senior notes	—	(34,069)
Proceeds from issuance of common stock under Company stock plans, net	16,758	28,645
Proceeds from exercise of common stock warrants	438	2,036
Net cash provided by financing activities	17,196	275,303
Effect of foreign exchange rate changes on cash	44	(262)
Net increase in cash and cash equivalents	3,965	171,304
Cash and cash equivalents at beginning of period	94,613	51,175
Cash and cash equivalents at end of period	$98,578	$222,479
Supplemental disclosures of cash flow information
Income taxes paid	$197	$131
Supplemental schedule of non-cash investing and financing activities
Right-of-use assets obtained in exchange for operating lease obligations	$15,087	$8,805
Property and equipment included in accounts payable	$452	$977
Intangible costs in other current and other long-term liabilities	$1,029	$2,348
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

2. Summary of Significant Accounting Policies
There have been no material changes to the Company’s significant accounting policies during the six months ended June 30, 2021, as compared to those disclosed in the Annual Report, other than the adoption of ASU No. 2020-06, Accounting for Convertible Instruments and Contracts in an Entity’s Own Equity, effective January 1, 2021 (see Note 7, “Convertible Senior Notes”).
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
Fair Value of Financial Instruments
The carrying amounts of cash and cash equivalents, accounts receivable, accounts payable, accrued expenses, and employee-related liabilities are reasonable estimates of their fair values because of the short-term nature of these assets and liabilities. Short-term investments are carried at fair value. The Company determined the fair value of its convertible senior notes to be $326.6 million at June 30, 2021, and $333.5 million at December 31, 2020, based on Level 2 quoted market prices (see Note 7, “Convertible Senior Notes”). The estimated fair value of certain of the Company’s common stock warrants was determined using the Black-Scholes pricing model as of June 30, 2021 and December 31, 2020 (see Note 5, “Fair Value Measurements”).
Operating Lease Right-of-Use Assets and Liabilities
Lease right-of-use assets represent the Company’s right to use an underlying asset for the lease term and lease liabilities represent its obligation to make lease payments arising from the lease. Operating lease right-of-use assets and liabilities are recognized when the Company takes possession of the leased property (the Commencement Date) based on the present value of lease payments over the lease term. For lease agreements entered into or reassessed after the adoption of ASC 842, the Company combines lease and non-lease components. Rent expense on noncancellable leases containing known future scheduled rent increases is recorded on a straight-line basis over the term of the respective leases beginning on the Commencement Date (see Note 6, “Leases”). The difference between rent expense and rent paid is accounted for as a component of operating lease right-of-use assets on the Company’s condensed consolidated balance sheets. Landlord improvement allowances and other similar lease incentives are recorded as property and equipment and as a reduction of the right-of-use leased assets, and are amortized on a straight-line basis as a reduction to operating lease costs.
Cost Basis Equity Investment

During the second quarter of 2021, the Company made an $8.1 million equity investment in a private company, which represented less than 5% of the outstanding equity of that company. The investment is accounted for using the cost method, as the investment does not have a readily determinable fair value, and is included as a component of other long-term assets on the condensed consolidated balance sheet at June 30, 2021.

Intangible Assets Subject to Amortization

Finite-lived intangible assets are recorded at cost, net of accumulated amortization and, if applicable, impairment charges. Amortization of finite-lived intangible assets is provided over their estimated useful lives on a straight-line basis. The Company reviews its finite-lived intangible assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. The Company did not recognize any impairment losses during the six months ended June 30, 2021 and 2020.
On June 24, 2020, the Company acquired Sugarmate, Inc. (Sugarmate), the developer of a mobile app designed to help people visualize diabetes therapy data in innovative ways. The Sugarmate acquisition was accounted for as an acquisition of assets in accordance with Accounting Standards Update (ASU) No. 2017-01, Business Combinations (Topic 805) Clarifying the Definition of a Business. Substantially all of the fair value was concentrated in a single identifiable asset, a technology-based intangible asset. The purchased intangible asset is being amortized on a straight-line basis over an estimated useful life of five years. The Company’s results of operations include the operating results of Sugarmate since the date of acquisition, the amounts of which were not material.
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
Revenue Recognition for Arrangements with Multiple Deliverables
The Company considers the individual deliverables in its product offering to be separate performance obligations. The transaction price is determined based on the consideration expected to be received, based either on the stated value in contractual arrangements or the estimated cash to be collected in non-contracted arrangements. The Company allocates the consideration to the individual performance obligations and recognizes the consideration based on when the performance obligation is satisfied, considering whether or not this occurs at a point in time or over time. Generally, insulin pumps, cartridges, infusion sets and accessories are deemed performance obligations that are satisfied at a point in time when the customer obtains control of the promised good, which typically is upon shipment for our distributor arrangements and upon receipt for sales directly to individual customers. Complementary products, such as t:connect and the Tandem Device Updater, are considered performance obligations that are satisfied over time, as access and support for these products is provided throughout the typical four-year warranty period of the insulin pumps. Accordingly, revenue related to the complementary products is deferred and recognized ratably over a four-year period. When there is no standalone value for the complementary product, the Company determines their value by applying the expected cost plus a margin approach and then allocates the residual to the insulin pumps. Deferred revenue related to these performance obligations that are satisfied over time was included in the following consolidated balance sheet accounts in the amounts shown as of June 30, 2021 and December 31, 2020 (in thousands):

	June 30, 2021	December 31, 2020
Deferred revenue	$7,471	$5,508
Other long-term liabilities	13,841	10,426
Total	$21,312	$15,934
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

The following table provides a reconciliation of the changes in product warranty liabilities for the three and six months ended June 30, 2021 and 2020 (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Balance at beginning of period	$23,169	$16,761	$22,075	$16,724
Provision for warranties issued during the period	8,020	4,844	13,916	9,658
Settlements made during the period	(4,751)	(3,331)	(9,007)	(6,721)
Decrease in warranty estimates	(770)	(451)	(1,316)	(1,838)
Balance at end of period	$25,668	$17,823	$25,668	$17,823
As of June 30, 2021 and December 31, 2020, total product warranty reserves of $25.7 million and $22.1 million, respectively, were included in the following consolidated balance sheet accounts (in thousands):

	June 30, 2021	December 31, 2020
Other current liabilities	$9,795	$8,409
Other long-term liabilities	15,873	13,666
Total warranty reserve	$25,668	$22,075

Stock-Based Compensation

Stock-based compensation cost is measured at the grant date based on the estimated fair value of the award, and the portion that is ultimately expected to vest is recognized as compensation expense over the requisite service period on a straight-line basis. The Company estimates the fair value of stock options issued under the Company’s Amended and Restated 2013 Stock Incentive Plan (2013 Plan), and the fair value of the employees’ purchase rights under the Company’s 2013 Employee Stock Purchase Plan (ESPP), using the Black-Scholes option-pricing model on the date of grant. The Black-Scholes option-pricing model requires the use of assumptions about a number of variables, including stock price volatility, expected term, dividend yield and risk-free interest rate (see Note 8, “Stockholders’ Equity”). The fair value of restricted stock unit (RSU) awards issued under the 2013 Plan that vest solely based on service is estimated based on the fair market value of the underlying stock on the date of grant. The fair value of RSU awards issued under the 2013 Plan that vest based upon the Company’s actual performance relative to predefined performance metrics is estimated based on the fair market value of the underlying stock on the date of grant and the probability that the specified performance criteria will be met, subject to the awardee’s continuing service through the measurement date. We update our assessment of the probability that the specified performance criteria will be achieved each quarter, and adjust our estimate of the fair value of the performance-based RSUs if necessary.
Net Income (Loss) Per Share
Basic net income (loss) per share is calculated by dividing the net income (loss) by the weighted average number of common shares outstanding for the period, without consideration for common stock equivalents. Diluted net income per share reflects the potential dilution that would occur if securities exercisable for or convertible into common stock were exercised for or converted into common stock. Dilutive common share equivalents are comprised of stock options and unvested RSUs outstanding under the Company’s stock plans, potential awards to be granted pursuant to the ESPP, and common stock warrants, each calculated using the treasury stock method; and shares issuable upon conversion of the convertible senior notes, calculated using the if-converted method. For common stock warrants that are recorded as a liability in the accompanying condensed consolidated balance sheets, the calculation of diluted loss per share requires that, to the extent the average market price of the underlying shares for the reporting period exceeds the exercise price of the warrants and the presumed exercise of the warrants is dilutive to loss per share for the period, an adjustment is made to net loss used in the calculation to remove the change in fair value of the warrants from the numerator for the period. Likewise, an adjustment to the denominator is required to reflect the related dilutive shares, if any, under the treasury stock method.

For the three months ended June 30, 2020, and the six months ended June 30, 2021 and 2020, there is no difference in the weighted average number of shares used to calculate basic and diluted net loss per share due to the Company’s net loss position. For the three months ended June 30, 2021, the numerator and denominator of the diluted net income per share computation are calculated as follows:

Three Months Ended June 30,
(in thousands)	2021
Net income - basic and diluted	$4,008

Weighted average shares outstanding - basic	62,717
Dilutive common share equivalents:
Options to purchase common stock	2,550
Unvested restricted stock units	246
Warrants to purchase common stock	148
Awards to be granted under the ESPP	2
Convertible senior notes (if-converted)	—
Weighted average shares outstanding - diluted	65,663

Potentially dilutive securities outstanding and not included in the calculation of diluted net loss per share (because inclusion would be anti-dilutive) are as follows (in thousands, in common stock equivalent shares):

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Options to purchase common stock	—	6,195	5,136	5,992
Unvested restricted stock units	—	132	170	132
Warrants to purchase common stock	30	640	251	640
Awards to be granted under the ESPP	—	8	4	4
Convertible senior notes (if-converted)	2,554	1,375	2,554	688
	2,584	8,350	8,115	7,456
Recent Accounting Pronouncements
In December 2019, the Financial Accounting Standards Board (FASB) issued ASU No. 2019-12, Simplifying the Accounting for Income Taxes, which is intended to simplify various aspects of the income tax accounting guidance, including requirements such as tax basis step-up in goodwill obtained in a transaction that is not a business combination, ownership changes in investments, and interim-period accounting for enacted changes in tax law. ASU 2019-12 is effective for public business entities for fiscal years beginning after December 15, 2020, including interim periods within those fiscal years, and early adoption is permitted. The Company early adopted the new guidance in the second quarter of 2020. As a result, the Company recognized, on a prospective basis, $13,000 of income tax expense in the second quarter of 2020 upon the reversal of tax benefits recorded in the first quarter of 2020 related to unrealized gains on short-term investments.

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

3. Short-Term Investments
The Company invests in marketable securities primarily consisting of debt instruments of the U.S. Government, U.S. Government-sponsored enterprises, and financial institutions and corporations with strong credit ratings. The following represents a summary of the estimated fair value of short-term investments as of June 30, 2021 and December 31, 2020 (in thousands):

At June 30, 2021	Maturity (in years)	Amortized Cost	Gross Unrealized Gain	Gross Unrealized Loss	Estimated Fair Value
Available-for-sale securities:
Commercial paper	Less than 1	$222,319	$11	$(2)	$222,328
U.S. Government-sponsored enterprise	Less than 2	63,175	18	(19)	63,174
U.S. Treasury securities	Less than 2	104,937	2	(23)	104,916
Corporate debt securities	Less than 2	53,303	6	(13)	53,296
Supranational bonds	Less than 1	3,010	—	—	3,010
Total		$446,744	$37	$(57)	$446,724

At December 31, 2020	Maturity (in years)	Amortized Cost	Gross Unrealized Gain	Gross Unrealized Loss	Estimated Fair Value
Available-for-sale securities:
Commercial paper	Less than 1	$108,892	$5	$(1)	$108,896
U.S. Government-sponsored enterprise	Less than 2	52,330	21	(1)	52,350
U.S. Treasury securities	Less than 2	143,244	12	(2)	143,254
Corporate debt securities	Less than 2	85,788	48	(13)	85,823
Total		$390,254	$86	$(17)	$390,323
The Company has classified all marketable securities, regardless of maturity, as short-term investments based upon the Company’s ability and intent to use any of those marketable securities to satisfy the Company’s liquidity requirements.

The Company periodically reviews the portfolio of available-for-sale debt securities to determine if any investment is impaired due to changes in credit risk or other potential valuation concerns. Unrealized losses on available-for-sale debt securities at June 30, 2021 were not significant and were due to changes in interest rates, including credit spreads from perceived increased credit risks as a result of the COVID-19 global pandemic. The Company does not intend to sell the available-for-sale debt securities that are in an unrealized loss position, and it is not more likely than not that the Company will be required to sell these debt securities before recovery of their amortized cost bases, which may be at maturity. Based on the credit quality of the available-for-sale debt securities in an unrealized loss position, and the Company’s estimates of future cash flows to be collected from those securities, the Company believes the unrealized losses are not credit losses. Accordingly, the Company did not recognize any impairment losses related to its available-for-sale debt securities at June 30, 2021.

4. Accounts Receivable and Inventories

Accounts Receivable
Accounts receivable consisted of the following (in thousands):

	June 30, 2021	December 31, 2020
Accounts receivable	$83,885	$86,052
Less: allowance for credit losses	(3,673)	(3,857)
Accounts receivable, net	$80,212	$82,195
Allowance for Credit Losses
The following table provides a reconciliation of the changes in the estimated allowance for expected accounts receivable credit losses for the three and six months ended June 30, 2021 and 2020 (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Balance at beginning of the period	$3,559	$3,384	$3,857	$3,304
Provision for expected credit losses	731	666	874	1,529
Write-offs and adjustments, net of recoveries	(617)	(911)	(1,058)	(1,694)
Balance at end of the period	$3,673	$3,139	$3,673	$3,139
Inventories
Inventories consisted of the following as of June 30, 2021 and December 31, 2020 (in thousands):

	June 30, 2021	December 31, 2020
Raw materials	$22,684	$30,880
Work-in-process	16,360	15,664
Finished goods	27,661	17,177
Total inventories	$66,705	$63,721

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

The following table presents information about the Company’s financial assets and liabilities measured at fair value on a recurring basis as of June 30, 2021 and December 31, 2020, and indicates the fair value hierarchy of the valuation techniques utilized by the Company to determine such fair value (in thousands):

		Fair Value Measurements at June 30, 2021
		(Level 1)	(Level 2)	(Level 3)
Assets
Cash equivalents(1)	$94,966	$94,966	$—	$—
Commercial paper	222,328	—	222,328	—
U.S. Government-sponsored enterprise	63,174	—	63,174	—
U.S. Treasury securities	104,916	104,916	—	—
Corporate debt securities	53,296	—	53,296	—
Supranational bonds	3,010	—	3,010	—
Total assets	$541,690	$199,882	$341,808	$—

Liabilities
Common stock warrants	$2,789	$—	$—	$2,789
Total liabilities	$2,789	$—	$—	$2,789

		Fair Value Measurements at December 31, 2020
		(Level 1)	(Level 2)	(Level 3)
Assets
Cash equivalents(1)	$87,300	$87,300	$—	$—
Commercial paper	108,896	—	108,896	—
U.S. Government-sponsored enterprise	52,350	—	52,350	—
U.S. Treasury securities	143,254	143,254	—	—
Corporate debt securities	85,823	—	85,823	—
Total assets	$477,623	$230,554	$247,069	$—

Liabilities
Common stock warrants	$14,261	$—	$—	$14,261
Total liabilities	$14,261	$—	$—	$14,261
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
The Company’s Level 3 liabilities at June 30, 2021 and December 31, 2020 include the remaining Series A warrants issued by the Company in connection with the public offering of common stock in October 2017, and which expire in October 2022. As of June 30, 2021 and 2020, there were Series A warrants outstanding to purchase 29,700 shares and 415,200 shares, respectively, of the Company’s common stock (see Note 8, “Stockholders’ Equity”).

The Company reassesses the fair value of the outstanding Series A warrants at each reporting date utilizing a Black-Scholes pricing model. Variables used in the pricing model include the closing market price of the Company’s common stock at the balance sheet date, and estimates of stock price volatility, dividend yield, remaining warrant term and risk-free interest rate. The Company develops its estimates based on publicly available historical data. A significant increase (decrease) in any of these inputs in isolation, particularly the market price of the Company’s common stock, would have resulted in a significantly higher (lower) fair value measurement. The assumptions used to estimate the fair values of the outstanding Series A warrants at June 30, 2021 and December 31, 2020 are presented below:

	Series A Warrants
	June 30, 2021	December 31, 2020
Risk-free interest rate	0.1%	0.1%
Expected dividend yield	0.0%	0.0%
Expected volatility	50.3%	55.3%
Remaining term (in years)	1.3	1.8
The following table presents a summary of changes in the fair value of the Company’s Level 3 financial liabilities for the six months ended June 30, 2021 and 2020:

	Six Months Ended June 30,
	2021	2020
Balance at beginning of the period	$14,261	$23,509
Loss recognized from the change in fair value of common stock warrants	962	16,258
Common stock warrants exercised during the period	(12,434)	(142)
Balance at end of the period	$2,789	$39,625
Of the loss recognized from the change in fair value of common stock warrants for the six months ended June 30, 2021 and 2020, $0.1 million and $16.2 million, respectively, was attributable to warrants outstanding as of June 30, 2021 and 2020.
6. Leases
The Company’s leases consist of operating leases for general office space, laboratory, manufacturing and warehouse facilities, and equipment. These noncancellable operating leases have initial lease terms ranging from one year to seven years. Leases with an initial term of 12 months or less are expensed as incurred and are not recorded as right-of-use assets on the Company’s condensed consolidated balance sheets. Certain leases include an option to renew, with renewal terms that can extend the lease term for additional periods. The exercise of lease renewal options is at the Company’s sole discretion. For renewal options that are reasonably certain at the lease Commencement Date of being exercised, the Company includes the renewal option period in the lease term. The depreciable life of assets and leasehold improvements are limited by the expected lease term, unless there is a transfer of title or purchase option that is reasonably certain to be exercised.
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
In March 2021, the Company entered into a second amendment (Second Amendment) to its lease agreement covering approximately 59,013 square feet of general administrative office space (Existing Premises) located on Vista Sorrento Parkway, in San Diego, California (Vista Sorrento Lease). The Second Amendment expanded the Existing Premises by adding approximately 14,916 square feet of general administrative office space (Expansion Space), and extended the lease term for the Existing Premises through January 2028. The Expansion Space lease Commencement Date occurred in March 2021, and the lease term expires in January 2028. The Company has two options to extend the term of the Vista Sorrento Lease, covering both the Existing Premises and the Expansion Space, with each option providing for an additional period of five years. The Vista Sorrento Lease term was determined assuming the renewal options would not be exercised. The Company recognized right-of-use leased assets and corresponding operating lease liabilities of $15.1 million on the condensed consolidated balance sheet in the first quarter of 2021 related to the Second Amendment.

The Company’s lease cost recorded in the condensed consolidated statements of operations was as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Operating lease cost	$2,197	$1,899	$4,203	$3,655
Short-term lease cost	22	71	44	135
Total lease cost	$2,219	$1,970	$4,247	$3,790

Maturities of operating lease liabilities at June 30, 2021 were as follows (in thousands):

Years Ending December 31,
2021 (remaining)	$4,742
2022	9,129
2023	6,856
2024	5,691
2025	5,801
Thereafter	10,654
Total undiscounted lease payments	42,873
Less: amount representing interest	(6,237)
Present value of operating lease liabilities	36,636
Less: current portion of operating lease liabilities	(9,260)
Operating lease liabilities - long term	$27,376
The weighted-average remaining lease term and weighted-average discount rate for operating leases were as follows:

	June 30, 2021	December 31, 2020
Weighted-average remaining lease term (in years)	5.3	3.6
Weighted-average discount rate used to determine operating lease liabilities	5.6%	6.6%
Cash paid for amounts included in the measurement of lease liabilities, representing operating cash flows used for operating leases, was $4.7 million and $2.9 million for the six months ended June 30, 2021 and 2020, respectively.

7. Convertible Senior Notes
In May 2020, the Company entered into a purchase agreement with certain counterparties for the sale of an aggregate of $287.5 million principal amount of 1.50% Convertible Senior Notes due 2025 (Notes) in a private offering to qualified institutional buyers pursuant to Rule 144A under the Securities Act of 1933, as amended. The net proceeds from the issuance of the Notes were $244.6 million, net of debt issuance costs and cash used to pay the cost of the capped call transactions (Capped Call Transactions) discussed below.
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

The liability and equity components of the Notes consisted of the following (in thousands) at June 30, 2021 and December 31, 2020:

	June 30, 2021	December 31, 2020
Liability:
Principal amount	$287,500	$287,500
Unamortized debt issuance costs	(6,901)	(5,446)
Unamortized debt discount	—	(79,070)
Net carrying amount	$280,599	$202,984
Carrying amount of the equity component	$—	$85,803

As of June 30, 2021, the unamortized debt issuance costs of $6.9 million associated with the Notes will be amortized to interest expense, at an effective interest rate of 2.2%, over the remaining term of the Notes of approximately 3.8 years.
The following table details interest expense recognized related to the Notes for the three and six months ended June 30, 2021 and 2020 (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Contractual interest expense	$1,078	$719	$2,156	$719
Amortization of debt issuance costs	431	159	859	159
Amortization of debt discount	N/A	2,298	N/A	2,298
Total interest expense	$1,509	$3,176	$3,015	$3,176

The Notes will have a dilutive effect to the extent the average market price per share of the Company’s common stock for a given reporting period exceeds the Conversion Price of $112.57. As of June 30, 2021, the “if-converted value” did not exceed the principal amount of the Notes.
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

8. Stockholders’ Equity
Shares Reserved for Future Issuance

The following shares of the Company’s common stock were reserved for future issuance as of June 30, 2021 (in thousands):

Shares reserved for issuance upon conversion of Convertible Senior Notes	2,554
Shares underlying outstanding warrants	251
Shares underlying outstanding stock options	5,691
Shares underlying unvested restricted stock units	453
Shares authorized for issuance pursuant to awards granted under the ESPP	1,289
Shares authorized for future equity award grants	1,440
11,678

Common Stock Warrants

Warrants outstanding to purchase shares of the Company's common stock as of June 30, 2021 were as follows:

Issue Date	Exercise Price Per Share	Warrants Outstanding	Expiration Date
October 2017	$3.50	29,700	October 2022
March 2017	$23.50	193,788	March 2027
August 2011 - August 2012	$73.73	27,704	August 2021 - August 2022
		251,192

Each warrant allows the holder to purchase one share of the Company's common stock at the exercise price per share of the respective warrant. The Company issued 522 and 125,522 shares of its common stock, respectively, upon the exercise of warrants during the three and six months ended June 30, 2021, and 32,574 and 34,689 shares of its common stock, respectively, upon the exercise of warrants during the three and six months ended June 30, 2020.

Stock Plans
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
Stock-Based Compensation
Common Stock Options
The Company granted options to purchase 239,608 and 355,008 shares of common stock, respectively, during the three and six months ended June 30, 2021, and options to purchase 621,045 and 850,956 shares of common stock, respectively, during the three and six months ended June 30, 2020. These options have an exercise price equal to the closing price of the Company’s common stock on the applicable award date, and generally vest as to 25% of the underlying shares on the first anniversary of the award, with the balance of the options vesting monthly over the following three years.

The Company estimates the fair value of stock options using the Black-Scholes option-pricing model on the grant date. The assumptions used in the Black-Scholes option-pricing model for common stock options were as follows:

	Stock Options
	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Weighted average grant date fair value (per share)	$54.92	$52.50	$56.89	$50.04
Risk-free interest rate	1.1%	0.4%	1.0%	0.6%
Expected dividend yield	0.0%	0.0%	0.0%	0.0%
Expected volatility	74.9%	75.0%	75.1%	74.3%
Expected term (in years)	6.1	6.0	6.1	6.0
Restricted Stock Units (RSUs)
The Company granted 339,386 and 342,594 restricted stock units (RSUs), respectively, during the three and six months ended June 30, 2021, and 131,848 RSUs during the three and six months ended 2020. These RSUs have a grant value equal to the closing price of the Company’s common stock on the award date, and generally vest based only on service as to 25% of the underlying shares on the first anniversary of the award, with the balance of the RSUs vesting quarterly over the following three years. The Company also granted 25,674 performance-based RSUs during the three months ended June 30, 2021. The performance-based RSUs have a grant value equal to the closing price of the Company’s common stock on the award date, and vest upon the Company’s actual performance relative to predefined performance metrics and subject to the awardee’s continuing service through the December 31, 2024 measurement date. The weighted average grant date fair value of RSUs granted were as follows:

	Restricted Stock Units
	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Weighted average grant date fair value (per share)	$82.31	$82.33	$82.41	$82.33
Employee Stock Purchase Plan
The Company records stock-based compensation expense associated with the ESPP using the Black-Scholes option-pricing model. Valuations are performed on the grant date at the beginning of the purchase period, which generally occurs in May and November of each year. The assumptions used in the Black-Scholes option-pricing model for the ESPP were as follows:

	ESPP
	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Weighted average grant date fair value (per share)	$29.24	$36.18	$29.24	$36.18
Risk-free interest rate	0.1%	0.2%	0.1%	0.2%
Expected dividend yield	0.0%	0.0%	0.0%	0.0%
Expected volatility	47.5%	65.7%	47.5%	65.7%
Expected term (in years)	1.3	1.3	1.3	1.3

The following table summarizes the allocation of stock-based compensation expense included in the condensed consolidated statements of operations for all stock-based compensation arrangements (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Cost of sales	$1,591	$2,162	$3,067	$4,326
Selling, general & administrative	10,881	11,707	20,292	23,210
Research and development	2,505	2,552	4,565	4,750
Total stock-based compensation expense	$14,977	$16,421	$27,924	$32,286
The total stock-based compensation expense capitalized as part of the cost of the Company’s inventories was $0.8 million at June 30, 2021, and $0.6 million at December 31, 2020.

9. Income Taxes
For the three and six months ended June 30, 2021, the Company recognized income tax expense of $0.1 million on pre-tax income of $4.1 million, and an income tax benefit of $0.1 million on pre-tax loss of $1.1 million, respectively. The income tax benefit for the six months ended June 30, 2021 was primarily attributable to the pre-tax loss position and excess tax benefits from stock compensation recorded discretely during the period, partially offset by state and foreign income tax expense as a result of current taxable income in certain jurisdictions.
For the three and six months ended June 30, 2020, the Company recognized an income tax benefit of $2.1 million on a pre-tax loss of $29.2 million, and an income tax benefit of $2.0 million on a pre-tax loss of $44.0 million, respectively. The income tax benefit for three and six months ended June 30, 2020 was primarily due to benefit associated with the release of valuation allowance related to the acquisition of Sugarmate, partially offset by state and foreign income tax expense as a result of current taxable income in those jurisdictions.
The Company calculated the provision (benefit) for income taxes for the three and six months ended June 30, 2021 by applying an estimate of the annual effective tax rate for the full year to ordinary income (loss) adjusted by the tax impact of discrete items. For the three and six months ended June 30, 2020, the Company calculated the provision for income taxes using a discrete effective tax rate method as the annual effective tax rate method would not provide a reliable estimate.

The Company continues to maintain a full valuation allowance against its net deferred tax assets as of June 30, 2021, based on the current assessment that it is not more likely than not these future benefits will be realized before expiration.

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

Revenues by Geographic Region and Customer Sales Channels

During the three and six months ended June 30, 2021 and 2020, no individual country outside the United States generated revenue that represented more than 10% of total revenue. The table below sets forth revenues for the Company’s two primary geographical markets, based on the geographic location to which its products are shipped.

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
United States	$127,580	$89,277	$230,919	$168,823
International	44,559	19,959	82,257	38,339
Total Sales	$172,139	$109,236	$313,176	$207,162

Sales to distributors accounted for 68% and 71% of the Company’s total domestic sales for the three months ended June 30, 2021 and 2020, respectively, and 68% and 70% of total domestic sales for the six months ended June 30, 2021 and 2020, respectively.

Sales to distributors accounted for 95% and 96% of the Company’s total international sales for the three months ended June 30, 2021 and 2020, respectively, and 95% of the Company’s total international sales for both the six months ended June 30, 2021 and 2020.
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

In September 2020, the Company was named as a defendant in a lawsuit entitled Buck Walsh, individually and on behalf of others similarly situated v. Tandem Diabetes Care, Inc., which was filed in the Superior Court of the State of California in the County of San Diego. The alleged violations include business and professions code and labor code violations for failure to compensate wages, unpaid meal and rest periods, and failure to reimburse for necessary business-related expenses. The class of plaintiffs includes hourly paid or non-exempt employees of the Company who were employed from April 6, 2016 through the date of adjudication. The parties recently agreed to resolve the matter on a class-wide basis. The settlement is intended to resolve the claims of the individual plaintiff, as well as the remaining members of the class, unless an individual class member submits a timely request for exclusion. The material terms of the settlement are set forth in a binding Memorandum of Agreement dated as of July 1, 2021, which is subject to the completion of a number of conditions, as well as final approval by the court. There is no guarantee that the conditions will be met or that court approval will be obtained. If the court does not approve the settlement, or if other conditions to approval of the settlement are not met, the case will continue and the Company will continue to vigorously defend against the claims.

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
Except as set forth above, as of June 30, 2021 and December 31, 2020, there were no legal proceedings, regulatory matters, or other disputes or claims for which a material loss was considered probable or for which the amount (or range) of loss was reasonably estimable. However, regardless of the merits of the claims raised or the outcome, legal proceedings, regulatory matters, and other disputes and claims may have an adverse impact on the Company because of as a result of defense and settlement costs, diversion of management time and resources, and other factors.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
You should read the following discussion and analysis together with our financial statements and related notes in Part I, Item 1 of this Quarterly Report on Form 10-Q for the quarter ended June 30, 2021 (Quarterly Report).
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
Overview
We are a medical device company with a positively different approach to the design, development and commercialization of products for people with insulin-dependent diabetes. Diabetes management can vary greatly from person-to-person, creating multiple market segments based on clinical needs and personal preferences. We aim to improve and simplify the lives of all people living with insulin-dependent diabetes and those of their healthcare providers, by delivering innovative hardware and software solutions, as well as best-in-class customer support. Our goal is to lead insulin therapy management by building a robust ecosystem and portfolio of data-driven products and services around our flagship insulin pumps. We believe our competitive advantage is rooted in our consumer-focused approach and the incorporation of modern and innovative technology into our product offerings. Our manufacturing, sales and support activities principally focus on our flagship pump platform, the t:slim X2 Insulin Delivery System (t:slim X2) and our complementary product offerings.
Since our initial commercial launch, we have rapidly innovated and brought more products to market than our competitors. We have commercially launched seven insulin pump configurations in the United States since 2012 and three insulin pump configurations outside the United States since 2018. Today, our software-updatable t:slim X2 hardware platform represents 100% of our new pump shipments. We now have nearly 270,000 customers in our global installed base, assuming a typical four year reimbursement cycle, of which 25% are in international markets.

Our simple-to-use t:slim X2 is based on our proprietary technology platform and is the smallest durable insulin pump available. We have commercially offered our pump technology integrated with three generations of Dexcom’s continuous glucose monitoring (CGM) sensors. The t:slim X2 is the only pump on which remote software updates have been made commercially available in the United States. This experience, which offers and supports different software updates quickly and easily from a personal computer through the use of our revolutionary tool referred to as Tandem Device Updater (TDU), provides us with a unique competitive advantage. Two of our updates provided our users access to our automated insulin delivery (AID) algorithms, Basal-IQ technology and Control-IQ technology. Basal-IQ technology launched in August 2018 and is a predictive low glucose suspend feature that is designed to temporarily suspend insulin delivery to help reduce the frequency and duration of hypoglycemic events. Control-IQ technology launched in January 2020 and is an advanced hybrid-closed loop feature, designed to help increase a user's time in their targeted glycemic range. It is the first and only system cleared by the U.S. Food and Drug Administration (FDA) to deliver automatic correction boluses in addition to adjusting insulin to help prevent high and low blood sugar. Outside the United States we began selling t:slim X2 with Dexcom G5 integration in the third quarter of 2018, offering no-cost software updates for Basal-IQ technology beginning in the third quarter of 2019 and for Control-IQ technology beginning in the third quarter of 2020. We intend to continue our scaled launch of Control-IQ technology outside the United States throughout the remainder of 2021, subject to securing necessary regulatory clearances or approvals. We continue to offer both AID algorithms on the market to support the varying needs of people living with diabetes.
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
In support of our digital health strategy, we continue to offer and improve t:connect and TDU, and also develop and launch other complementary offerings. In the first quarter of 2020, we began a limited launch in the United States of our first-generation t:connect mobile application, followed by general availability in July 2020. This mobile app wirelessly uploads pump data to our t:connect diabetes management application, receives notification of pump alerts and alarms, and provides a discrete, secondary display of glucose and insulin data. The availability of this mobile app is intended to reduce patient burden and increase healthcare provider office efficiency by reducing the manual and more time-consuming steps historically required for data extraction. In addition, in the second quarter of 2020, we acquired Sugarmate, the developer of a popular app designed to help people visualize diabetes therapy data in innovative ways that also connects with many other popular, consumer-friendly devices. We continue to support the Sugarmate app in addition to our t:connect mobile app to provide a wide variety of features intended to benefit a broad community of people with diabetes. In the second quarter of 2021, we began limited testing of an initial version of Tandem Source, our second-generation data management platform, in the United Kingdom.
For the six months ended June 30, 2021 and 2020, our consolidated sales were $313.2 million and $207.2 million, respectively. For the six months ended June 30, 2021 and 2020, our net loss was $1.0 million and $42.0 million, respectively. Worldwide pump sales accounted for 61% and 60% of our total sales for the six months ended June 30, 2021 and 2020, respectively, while pump-related supplies and accessories accounted for the remainder in each year. Our accumulated deficit as of June 30, 2021 and December 31, 2020 was $651.2 million and $659.2 million, respectively. These amounts included $321.2 million and $292.1 million of accumulated non-cash stock-based compensation charges and non-cash charges from the change in fair value of common stock warrants as of June 30, 2021 and December 31, 2020, respectively.

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
COVID-19 Global Pandemic Impact and Considerations
We are deemed an essential healthcare business under applicable governmental orders based on the critical nature of the products we offer and the communities we serve. We experienced modest impacts from the COVID-19 global pandemic during the first quarter of 2020, which became more pronounced beginning in the second quarter and continuing through the current period. Initially, the impact on our business was relatively consistent worldwide but we have since seen varying degrees of impact in international markets based on local conditions. During the first half of 2021, we saw a gradual increase in the amount of in-person sales and training activities in the United States as vaccination availability expanded and social-distancing requirements were relaxed. However, we continue to see variability across the country.
We anticipate that our sales and operating results will continue to be adversely impacted and subject to unpredictable variability for the duration of the pandemic. For example, during the early stages of the pandemic, we experienced delays in certain programs of up to six months from when they were originally planned, such as human factors studies associated with our product development efforts. More recently, recruiting and hiring new employees has proven more difficult due to generalized labor shortages. There is substantial competition for talent in the markets in which we operate as the economy is entering a recovery phase and businesses increase hiring in general. In addition, regulatory timelines have been and may continue to be difficult to predict as the FDA has stated that its review process may take longer than normal due to the impact of the COVID-19 global pandemic, and we have experienced delays in the review of pending submissions. The full extent of the impact of the COVID-19 global pandemic on our future business and operations is difficult to estimate and will depend on a number of factors including the scope and duration of the COVID-19 global pandemic, and the relative impact of COVID-19 on the business operations of our contract manufacturers, suppliers and competitors.

We have taken steps to prioritize the health and safety of our employees and customers during the COVID-19 global pandemic, while working to maintain a continuous supply of products, training and customer support. To that end, we have increased the frequency of our communications to employees, suppliers, customers, and healthcare providers. Until recently, we restricted nearly all non-essential employee travel and banned non-essential visitors from all of our facilities. We have recently modified those restrictions to allow for some limited employee travel and visitors to our facilities with controls. For example at our facilities in San Diego, California, those employees who are able to perform their job functions outside of our facilities continue to work in a remote environment, while employees at our facility in Boise, Idaho began a gradual return to the office during the second quarter. For our field-based sales and clinical employees, we initially discontinued all in-person activities and began utilizing technology to remotely engage healthcare providers and customers. We continue to work closely with our healthcare providers and customers, remaining flexible in our method of interaction, but during the second quarter of 2021 we began seeing an increase in the amount of in-person interactions among our field-based staff. To help ensure the safety and health of our employees in manufacturing and warehousing positions involved in production and fulfillment operations, we have implemented preventative measures to comply with social distancing requirements and require temperature checks of our employees before each shift. In response to developments surrounding the COVID-19 global pandemic, we initiated discussions with our key suppliers in early 2020 regarding their abilities to fulfill existing orders, and we have continued to regularly assess their capacity. During the first six months of 2020, we experienced certain challenges managing our inventory, primarily due to the impacts of the COVID-19 global pandemic. For example, in the first quarter of 2020, we observed customers purchasing cartridges and infusion sets at a higher rate than anticipated; however, we have not observed similar patterns in more recent periods. Nevertheless, our infusion set manufacturer continues to experience certain inventory constraints which have resulted in us asking some customers to accept substitutions of similar products to prevent delays in order fulfillment. At this time, we believe many of our suppliers are deemed essential businesses under applicable governmental orders, and we have not experienced, and do not anticipate experiencing, disruption in our ability to manufacture insulin pumps and cartridges due to component procurement limitations in general. However, we are closely monitoring global shortages for semiconductors and copper, which are essential for the production of our insulin pumps and accessories. Our finished goods and raw material inventory, as well as available manufacturing capacity, position us well to respond to unforeseen disruptions in the near term but we could experience greater challenges with our supply chain if pump demand meaningfully exceeds our current forecasts.
Commercially, we have been communicating with our customers and healthcare providers through social media, direct email outreach and our website, in addition to regular communications sent by our sales and clinical employees. We are also leveraging our technology platforms, such as our t:connect diabetes management application, to support healthcare providers utilizing telehealth capabilities in their practices. By the end of the first quarter of 2020, we expanded our remote new pump training offering to all customers who purchased a t:slim X2 insulin pump, and in the third quarter of 2020, we resumed offering in-person trainings under specific conditions. During the second quarter of 2021 we began seeing an increase in the amount of in-person interactions among our field-based staff with customers and healthcare providers in the United States. During the same period, we also began observing more pronounced rates of travel and vacations by both customers and healthcare providers in the United States, coinciding with the increase in vaccination trends and relaxation of COVID-19 related restrictions on travel and social-distancing. Historically we have seen similar summer vacation seasonality in Europe, but it is possible that we could also experience a more significant summer seasonality in the United States during 2021 due to the lifting of COVID-19 related restrictions.
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
In the four-year period ended June 30, 2021, we shipped approximately 269,000 insulin pumps, of which approximately 203,000 were shipped to customers in the United States and approximately 66,000 were shipped to international markets.

Pump shipments to customers in the United States by fiscal quarter were as follows:

	Pump Units Shipped for Each of the Three Months Ended in Respective Years - U.S.
	March 31	June 30	September 30	December 31	Total
2012	0	9	204	844	1,057
2013	852	1,363	1,851	2,406	6,472
2014	1,723	2,235	2,935	3,929	10,822
2015	2,487	3,331	3,431	6,234	15,483
2016	4,042	4,582	3,896	4,418	16,938
2017	2,816	3,427	3,868	6,950	17,061
2018	4,444	5,447	7,379	12,935	30,205
2019	9,669	12,799	13,814	17,453	53,735
2020	13,158	14,735	18,380	24,552	70,825
2021	16,644	20,665	N/A	N/A	37,309
Pump shipments to international customers by fiscal quarter were as follows:

	Pump Units Shipped for Each of the Three Months Ended in Respective Years - International
	March 31	June 30	September 30	December 31	Total
2018	N/A	N/A	1,055	3,233	4,288
2019	5,063	8,459	4,025	2,149	19,696
2020	4,220	3,952	3,641	8,133	19,946
2021	8,708	13,152	N/A	N/A	21,860

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
•timing of holidays and summer vacations, which may vary by geography and may be further influenced by the lifting or relaxation of COVID-19 related restrictions during 2021;
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

In addition to working to achieve our sales growth expectations, in the long-term we intend to continue to leverage our infrastructure investments to realize additional manufacturing, sales, marketing and administration cost efficiencies with the goal of improving our operating margins and ultimately achieving sustained profitability. We achieved profitability for the first time in the fourth quarters of 2018, 2019 and 2020, and again in the second quarter of 2021. Though we have yet to achieve profitability consistently from period to period, we believe we can ultimately achieve sustained profitability by driving incremental sales growth in U.S. and international markets, meeting our pump renewal sales objectives, maximizing manufacturing efficiencies on increased production volumes, and leveraging the investments made in our sales, clinical, marketing and customer support organizations.

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

During 2020, the COVID-19 global pandemic had a major impact on businesses around the world. While we experienced only a modest negative impact from the pandemic during the first quarter of 2020, which became more pronounced in the second quarter and remained through the end of the year, we anticipate that our sales and operating results will continue to be adversely impacted for the duration of the pandemic. Starting in March 2020, we ceased nearly all in-person sales, marketing and training activities and adopted numerous other changes to our daily business operations. These changes remained in effect during the majority of the first half of 2021, but during the second quarter of 2021 we began seeing an increase in the amount of in-person interactions among our field-based staff with customers and healthcare providers in the United States coincident with the increase in vaccination trends and relaxation of COVID-19 related restrictions on travel and social-distancing. Beginning in the second quarter of 2021 we also began observing more pronounced rates of travel and vacations by both customers and healthcare providers in the United States. Historically we have seen similar summer vacation seasonality in Europe, but it is possible that we could also experience more significant summer seasonality in the United States during 2021 due to the lifting of COVID-19 related restrictions. Accordingly, we anticipate that our sales may not follow historical trends and may be subject to unpredictable variability in the coming months based on varying levels of impact of the global pandemic across the markets in which we operate. Our sales outside the United States have been negatively impacted due to similar disruptions. Initially, the impact was relatively consistent worldwide but we have since seen varying degrees of impact in international markets based on local conditions. The full extent of the impact of the COVID-19 global pandemic on our business and operations will depend on a number of factors, including the scope and duration of the pandemic, varying government responses to the pandemic and potential delays to product development timelines.
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
Cost of Sales
Historically, we have manufactured our pumps and disposable cartridges at our manufacturing facility in San Diego, California. Near the end of the first quarter of 2020, our third-party cartridge manufacturer completed validation and commenced commercial-scale manufacturing to supplement our existing cartridge manufacturing capacity. We expect to increase production capacity and volumes at our third-party cartridge manufacturer over the next 24 months and concurrently reduce our t:slim cartridge manufacturing capacity in our existing facility in order to create capacity for t:sport cartridge manufacturing in the future. Infusion sets and pump accessories are manufactured by third-party suppliers. Cost of sales includes raw materials, labor costs, manufacturing overhead expenses, product training costs, royalties, freight, reserves for expected warranty costs, costs of supporting our digital health platforms, scrap and charges for excess and obsolete inventories. Manufacturing overhead expenses include expenses relating to quality assurance, manufacturing engineering, material procurement, inventory control, facilities, equipment, information technology and operations supervision and management. We anticipate that our cost of sales will continue to increase as our product sales increase.

Over the long term, we expect our overall gross margin percentage, which for any given period is calculated as sales less cost of sales divided by sales, to improve, as our sales increase and our overhead costs are spread over larger production volumes. We expect we will be able to leverage our manufacturing cost structure across our products that utilize the same technology platform and manufacturing infrastructure and will be able to further reduce per unit costs with increased automation, process improvements and raw materials cost reductions. We also expect our warranty cost per unit to decrease as we release additional product features and functionality utilizing the Tandem Device Updater. Pumps have, and are expected to continue to have, a higher gross margin percentage than our pump-related supplies. Therefore, the percentage of pump sales relative to total sales will have a significant impact on our overall gross margin percentage. In the event that customers delay their pump purchasing decisions or physicians pause in prescribing new pumps, whether as a result of the COVID-19 global pandemic, or for other reasons, it is possible that we may experience a higher percentage of pump-related supply sales than anticipated, which in turn could adversely impact our overall gross margin percentage. However, our overall gross margin percentage may fluctuate in future quarterly periods as a result of numerous factors aside from those associated with production volumes and product mix. For instance, as a result of the COVID-19 global pandemic we implemented temporary operational changes that introduced variability to our cost of sales, such as supplemental staffing, incremental expenses to protect the health, safety and welfare of our employees working on-site and to enable other employees to work remotely. In addition, as demand for our products increases, we may continue to make additional investments in manufacturing capacity or increase our reliance on third parties for manufacturing-related services, either of which could have a negative impact on our gross margins. Specifically, in 2020 and 2021, we have and will continue to evaluate investing in additional manufacturing equipment to substantially increase our existing capacity in order to meet anticipated long-term demand for our cartridges, which may initially place downward pressure on the gross margin percentage associated with our pump-related supplies.
Other factors impacting our overall gross margin percentage may include the changing percentage of products sold to distributors versus directly to individual customers, varying levels of reimbursement among third-party payors in domestic and international markets, the timing and success of new regulatory approvals and product launches, the impact of the valuation and amortization of employee stock awards on non-cash stock-based compensation expense allocated to cost of sales, changes in warranty estimates, training costs, licensing and royalty costs, cost to support our digital health platforms, cost associated with excess and obsolete inventories, and changes in our manufacturing processes, capacity, costs or output.
Selling, General and Administrative
Our selling, general and administrative (SG&A) expenses primarily consist of salary, cash-based incentive compensation, fringe benefits and non-cash stock-based compensation for our executive, financial, legal, marketing, sales, clinical, customer support, technical services, insurance verification, regulatory affairs and other administrative functions. We began expanding our U.S. field sales and clinical organization during the third quarter of 2019 to support an expected increase in demand for our products. We have approximately 95 sales territories in the United States as of June 30, 2021. Our existing territories are generally maintained by sales representatives and field clinical specialists, and supported by managed care liaisons, additional sales management and other customer support personnel, which have also been rapidly expanding to support our growing installed base. Our operations in Canada are comprised of approximately ten sales territories. Other significant SG&A expenses include those incurred for product demonstration samples, commercialization activities associated with new product launches, travel, trade shows, outside legal fees, independent auditor fees, outside consultant fees, insurance premiums, facilities costs and information technology costs. Overall, we expect our SG&A expenses, including the cost of our customer support infrastructure, to increase as our customer base grows in the United States and international markets. We may experience additional costs as our employees return to work at our offices and as we adapt to alternative hybrid work models, or as needed to respond to general labor shortages and heightened competition for employees with specialized skills. In addition, we will continue to evaluate, and may further increase, the number of our field sales and clinical personnel in order to optimize the coverage of our existing territories. Additionally, we recognized higher non-cash stock-based compensation expense through the first half of 2020, and experienced a reduction in expense beginning in the third quarter of 2020 as certain 2018 employee stock option grants became fully amortized. We anticipate that we will continue to see improvement in non-cash stock-based compensation expense as a percent of sales in future years. Our SG&A expenses may be affected by our response to the COVID-19 global pandemic, including reduced spending in areas such as non-essential employee travel, which may be offset by increased spending to support measures designed to prioritize the retention, health, safety and welfare of our employees. In the longer term, SG&A expenses may also increase due to anticipated costs associated with additional compliance and regulatory reporting requirements.

Research and Development
Our research and development (R&D) activities primarily consist of engineering and research programs associated with our hardware, software and digital health products under development, as well as activities associated with our core technologies and processes. R&D expenses are primarily related to employee compensation, including salary, cash-based incentive compensation, fringe benefits, non-cash stock-based compensation and temporary employee expenses. We also incur R&D expenses for supplies, development prototypes, outside design and testing services, depreciation, allocated facilities and information services, clinical trial costs, payments under our licensing, development and commercialization agreements and other indirect costs. We expect our R&D expenses to increase as we advance our products under development, develop new products and technologies and support more clinical trials. Similar to our SG&A expenses, our future R&D spending may be impacted by the COVID-19 global pandemic. For instance, we may experience lower spending associated with delays in the advancement of particular programs, which may be offset by increased spending to support the retention, health, safety and welfare of our employees or to enable development activities under alternative conditions.
Other Income and Expense

Other income and expense primarily consists of changes in the fair value of certain warrants issued in connection with our public offering of common stock in October 2017, interest expense which includes the amortization of debt issuance costs related to our 1.50% Convertible Senior Notes due 2025, issued in May 2020 (our Notes), and interest earned on our cash equivalents and short-term investments. We expect interest expense in future quarters to be comparable with that of the first and second quarters of 2021, assuming that none of the Notes are converted or redeemed, and total other income and expense, net to fluctuate from period to period primarily due to the revaluation of the outstanding Series A warrants, which expire in the fourth quarter of 2022.
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

Results of Operations

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands, except percentages)	2021	2020	2021	2020
Sales:
Domestic	$127,580	$89,277	$230,919	$168,823
International	44,559	19,959	82,257	38,339
Total sales	172,139	109,236	313,176	207,162
Cost of sales	79,685	54,846	147,435	102,511
Gross profit	92,454	54,390	165,741	104,651
Gross margin	54%	50%	53%	51%
Operating expenses:
Selling, general and administrative	66,523	50,440	125,086	100,157
Research and development	20,499	15,987	38,460	30,104
Total operating expenses	87,022	66,427	163,546	130,261
Operating income (loss)	5,432	(12,037)	2,195	(25,610)
Other income (expense), net:
Interest income and other, net	418	367	690	1,093
Interest expense	(1,509)	(3,176)	(3,015)	(3,176)
Change in fair value of common stock warrants	(272)	(14,336)	(962)	(16,258)
Total other expense, net	(1,363)	(17,145)	(3,287)	(18,341)
Income (loss) before income taxes	4,069	(29,182)	(1,092)	(43,951)
Income tax expense (benefit)	61	(2,075)	(56)	(1,977)
Net income (loss)	$4,008	$(27,107)	$(1,036)	$(41,974)

Comparison of the Three Months Ended June 30, 2021 and 2020
Sales. For the three months ended June 30, 2021, sales were $172.1 million, which included $44.6 million of international sales. Sales were $109.2 million for the same period in 2020, which included $20.0 million of international sales.

The increase in worldwide sales of $62.9 million in the second quarter of 2021 compared to the second quarter of 2020 was driven by an 81% increase in worldwide pump shipments to 33,817 in the second quarter of 2021, compared to 18,687 in the second quarter of 2020, and a 47% increase in pump-related supply sales. Sales of pump-related supplies increased primarily due to 59% growth in our estimated worldwide installed base of customers.

Domestic sales by product were as follows (in thousands):

	Three Months Ended June 30,
	2021	2020
Pump	$80,041	$56,367
Infusion sets	32,134	22,536
Cartridges	15,082	10,196
Other	323	178
Total Domestic Sales	$127,580	$89,277

Domestic pump sales were $80.0 million for the second quarter of 2021, compared to $56.4 million in the second quarter of 2020, as pump shipments increased 40% compared to the same period in the prior year due to continued strong demand for our products following the January 2020 domestic launch of our t:slim X2 insulin pump with Control-IQ technology. Domestic pump shipments were 20,665 in the second quarter of 2021, compared to 14,735 in the second quarter of 2020. Sales of pump-related supplies increased primarily due to a 48% increase in our estimated domestic installed base of customers. Sales to distributors accounted for 68% and 71% of our total domestic sales for the three months ended June 30, 2021 and 2020, respectively. Our percentage of sales to distributors versus individual customers is principally determined by the mix of customers ordering our products within the period and whether or not we have a contractual arrangement with their underlying third-party insurance payor.

International sales by product were as follows (in thousands):

	Three Months Ended June 30,
	2021	2020
Pump	$27,630	$9,124
Infusion sets	12,165	7,430
Cartridges	4,660	3,321
Other	104	84
Total International Sales	$44,559	$19,959
International pump sales were $27.6 million for the second quarter of 2021, compared to $9.1 million in the second quarter of 2020, as pump shipments increased 233% compared to the same period in the prior year due to strong demand for our products as we continue to expand the launch of Control-IQ technology, which began in the third quarter of 2020, outside the United States, as well as the varying impact of the global pandemic. Sales of pump-related supplies benefited from a 105% increase in our estimated international installed base of customers. The ordering patterns of our international distributors for pumps and supplies is highly variable from period to period. This variability was compounded by the varying levels of impact of the global pandemic across the international markets in which we operate. Sales to distributors accounted for 95% and 96% of our total international sales for the three months ended June 30, 2021 and 2020, respectively.
Cost of Sales and Gross Profit. Our cost of sales for the three months ended June 30, 2021 was $79.7 million, resulting in gross profit of $92.5 million, compared to cost of sales of $54.8 million for the same period in 2020 resulting in gross profit of $54.4 million. The gross margin for the three months ended June 30, 2021 was 54%, compared to 50% in the same period in 2020.
The increase in our gross profit for the three months ended June 30, 2021 was primarily the result of the $62.9 million increase in total sales. Gross profit and gross margin both benefited from improvement in the per unit manufacturing costs for pumps and cartridges from efficiencies in the manufacturing process, leverage of fixed overhead and increased volumes from our third-party cartridge manufacturer. On an aggregate basis, non-manufacturing costs, which primarily consist of warranty, royalty, freight, training and digital health product support costs, also reflected improvement on a per unit basis. To a lesser extent, overall average selling prices slightly pressured gross margin as international pump sales comprised a greater portion of total pump sales compared to the prior year, while supply average selling prices reflected modest benefit from the growth of our international installed base. Royalty expense was $1.9 million for the three months ended June 30, 2021, compared to $1.7 million in the same period in 2020. Other factors that have and may continue to have an impact on the gross margin percentage are changes in product and customer mix. Pump sales, which have the highest gross margin, were 63% of total worldwide sales in the second quarter of 2021 versus 60% in the second quarter of 2020. Non-cash stock-based compensation expense allocated to cost of sales was $1.6 million for the three months ended June 30, 2021, compared to $2.2 million in the same period in 2020.

Selling, General and Administrative Expenses. SG&A expenses increased 32% to $66.5 million for the three months ended June 30, 2021 from $50.4 million for the same period in 2020. Employee-related expenses for our SG&A functions comprise the majority of SG&A expenses. The increase compared to 2020 was primarily the result of a $9.6 million increase in salaries, incentive compensation and other employee benefits due to an increase in personnel to support additional sales territories, higher sales and other services in support of our growing installed customer base, offset by a $0.8 million decrease in non-cash stock-based compensation expense. Non-cash stock-based compensation expense allocated to SG&A was $10.9 million for the three months ended June 30, 2021, compared to $11.7 million in the same period in 2020. The increase in non-cash stock-based compensation expense associated with increased headcount in 2020 and 2021 was more than offset by a decrease in non-cash stock-based compensation expense from the valuation of certain 2018 employee stock option grants which are now fully amortized. We also experienced a $5.8 million increase in other non-employee discretionary spending, including outside services, outside consulting, equipment and travel costs.
Research and Development Expenses. R&D expenses increased 28% to $20.5 million for the three months ended June 30, 2021 from $16.0 million for the same period in 2020. The increase in R&D expenses was primarily the result of an increase of $4.5 million in salaries, incentive compensation and other employee benefits due to an increase in personnel to support our product development efforts. Non-cash stock-based compensation expense allocated to R&D was $2.5 million for the three months ended June 30, 2021, compared to $2.6 million in the same period in 2020.
Other Income (Expense), Net. Total other expense, net for the three months ended June 30, 2021 was $1.4 million compared to $17.1 million in the same period in 2020. Total other expense, net for the three months ended June 30, 2021 primarily consisted of $1.5 million of interest expense which included the amortization of debt issuance costs related to our Notes issued in the second quarter of 2020, and a $0.3 million revaluation loss from the change in the fair value of certain warrants. Total other expense, net for the three months ended June 30, 2020 consisted of a $14.3 million loss on revaluation from the change in the fair value of certain warrants, and $3.2 million of interest expense which included the amortization of debt discount and debt issuance costs related to our Notes. The decrease in interest expense was primarily due to the adoption of ASU No. 2020-06 in the first quarter of 2021 (see Note 7, “Convertible Senior Notes”).

Comparison of the Six Months Ended June 30, 2021 and 2020
Sales. For the six months ended June 30, 2021, sales were $313.2 million, which included $82.3 million of international sales. For the six months ended June 30, 2020, sales were $207.2 million, which included $38.3 million of international sales.
The increase in worldwide sales of $106.0 million in the first six months of 2021 compared to the first six months of 2020 was driven by a 64% increase in worldwide pump shipments to 59,169 in the first six months of 2021, compared to 36,065 in the first six months of 2020, and a 51% increase in pump-related supply sales. Sales of pump-related supplies increased primarily due to a 59% growth in our estimated worldwide installed base of customers.

Domestic sales by product were as follows (in thousands):

	Six Months Ended June 30,
	2021	2020
Pump	$142,953	$106,086
Infusion sets	59,526	42,750
Cartridges	27,847	19,651
Other	593	336
Total Domestic Sales	$230,919	$168,823

Domestic pump sales were $143.0 million for the first six months of 2021, compared to $106.1 million in the first six months of 2020, as pump shipments increased 34% compared to the same period in the prior year due to continued strong demand for our products following the January 2020 domestic launch of our t:slim X2 insulin pump with Control-IQ technology. Domestic pump shipments were 37,309 in the first six months of 2021 compared to 27,893 in the first six months of 2020. Sales of pump-related supplies increased primarily due to a 48% increase in our estimated domestic installed base of customers. Sales to distributors accounted for 68% and 70% of our total domestic sales for the six months ended June 30, 2021 and 2020, respectively. Our percentage of sales to distributors versus individual customers is principally determined by the mix of customers ordering our products within the period and whether or not we have a contractual arrangement with their underlying third-party insurance payor.

International sales by product were as follows (in thousands):

	Six Months Ended June 30,
	2021	2020
Pump	$46,538	$18,940
Infusion sets	24,899	13,676
Cartridges	10,609	5,553
Other	211	170
Total International Sales	$82,257	$38,339

International pump sales were $46.5 million for the first six months of 2021, compared to $18.9 million in the first six months of 2020, as pump shipments increased 167% compared to the same period in the prior year due to strong demand for our products as we continue to expand the launch of Control-IQ technology, which began in the third quarter of 2020, outside the United States. Sales of pump-related supplies increased primarily due to an 105% increase in our estimated international installed base of customers. The ordering patterns of our international distributors for pumps and supplies is highly variable from period to period, particularly during the typical third quarter European holiday season. This variability was compounded by the varying levels of impact of the global pandemic across the international markets in which we operate. Sales to distributors accounted for 95% of our total international sales for both of the six month periods ended June 30, 2021 and 2020.

Cost of Sales and Gross Profit. Our cost of sales for the six months ended June 30, 2021 was $147.4 million resulting in gross profit of $165.7 million, compared to cost of sales of $102.5 million for the same period in 2020 resulting in gross profit of $104.7 million. The gross margin for the six months ended June 30, 2021 was 53% compared to 51% in the same period in 2020.

The increase in our gross profit for the six months ended June 30, 2021 was primarily the result of the $106.0 million increase in total sales. Gross profit and gross margin both benefited from improvement in the per unit manufacturing costs for pumps and supplies from efficiencies in the manufacturing process, leverage of fixed overhead, increased volumes from our third-party cartridge manufacturer and material cost reductions. On an aggregate basis, non-manufacturing costs, which primarily consist of warranty, royalty, freight, training and digital health product support costs, also reflected improvement on a per unit basis. To a lesser extent, overall average selling prices slightly pressured gross margin as international pump sales comprised a greater portion of total pump sales compared to the prior year, while supply average selling prices reflected modest benefit from the growth of our international installed base. Royalty expense was $3.5 million for the six months ended June 30, 2021, compared to $3.0 million in the same period in 2020. Other factors that have and may continue to impact the gross margin percentage are changes in product and geographical mix and the level of non-cash stock-based compensation allocated to cost of sales. Pump sales, which have the highest gross margin, were 61% of total worldwide sales in the first six months of 2021 compared to 60% in the same period in 2020. Non-cash stock-based compensation expense allocated to cost of sales was $3.1 million for the six months ended June 30, 2021, compared to $4.3 million in the same period in 2020.

Selling, General and Administrative Expenses. SG&A expenses increased 25% to $125.1 million for the six months ended June 30, 2021 from $100.2 million for the same period in 2020. Employee-related expenses for our SG&A functions comprise the majority of SG&A expenses. The increase compared to 2020 was primarily the result of a $19.7 million increase in salaries, incentive compensation and other employee benefits due to an increase in personnel to support additional sales territories, higher sales and other services in support of our growing installed customer base, offset by a $2.9 million decrease in non-cash stock-based compensation expense. Non-cash stock-based compensation expense allocated to SG&A was $20.3 million for the six months ended June 30, 2021, compared to $23.2 million in the same period in 2020. The increase in non-cash stock-based compensation expense associated with increased headcount in 2020 and 2021 was more than offset by a decrease in non-cash stock-based compensation expense from the valuation of certain 2018 employee stock option grants which are now fully amortized. We also experienced an $8.2 million increase in other non-employee discretionary spending, including outside consulting, software maintenance and outside services.
Research and Development Expenses. R&D expenses increased 28% to $38.5 million for the six months ended June 30, 2021 from $30.1 million for the same period in 2020. The increase in R&D expenses was primarily the result of an increase of $8.0 million in salaries, incentive compensation and other employee benefits due to an increase in personnel to support our product development efforts. Non-cash stock-based compensation expense allocated to R&D was $4.6 million for the six months ended June 30, 2021, compared to $4.8 million in the same period in 2020.
Other Income (Expense), Net. Total other expense, net for the six months ended June 30, 2021 and 2020 was $3.3 million and $18.3 million, respectively. Other expense for the six months ended June 30, 2021 primarily consisted of $3.0 million of interest expense which includes the amortization of debt issuance costs related to our Notes issued in the second quarter of 2020, and a $1.0 million revaluation loss from the change in the fair value of certain warrants. Other expense for the six months ended June 30, 2020 primarily consisted of a $16.3 million revaluation loss from the change in the fair value of certain warrants and $3.2 million of interest expense which included the amortization of debt discount and debt issuance costs related to our Notes. Interest income and other, net for the six months ended June 30, 2021 and 2020 primarily consisted of interest earned on our cash equivalents and short-term investments.
Income Tax Expense (Benefit). We recognized an income tax benefit of $0.1 million on pre-tax loss of $1.1 million for the six months ended June 30, 2021, compared to an income tax benefit of $2.0 million on a pre-tax loss of $44.0 million for the six months ended June 30, 2020. The income tax benefit for the six months ended June 30, 2021 was primarily attributable to the pre-tax loss position and excess tax benefits from stock compensation recorded discretely during the period. The income tax benefit for the six months ended June 30, 2020 was primarily due to benefit associated with the release of valuation allowance related to the acquisition of Sugarmate, partially offset by state and foreign income tax expense as a result of current taxable income in those jurisdictions.

Liquidity and Capital Resources
As of June 30, 2021, we had $545.3 million in cash and cash equivalents and short-term investments. We believe that our cash and cash equivalents and short-term investments balance is sufficient to satisfy our liquidity requirements for at least the next 12 months from the date of this filing.
Historically, our principal sources of cash have included cash collected from product sales, private and public offerings of equity securities, exercises of employee stock awards, and debt financing. Since the beginning of 2020, we completed the following financing activities:
•In May 2020, we raised $278.7 million in net proceeds from the issuance of the Notes, and used $34.1 million of the net proceeds to pay the cost of the Capped Call Transactions related to the Notes (see Note 7, “Convertible Senior Notes”).
•From January 2020 through June 2021, we issued 2,702,444 shares of common stock upon the exercise of stock options, and 402,312 shares of common stock were purchased under our 2013 Employee Stock Purchase Plan, which generated aggregate proceeds of $83.6 million.
•From January 2020 through June 2021, we received proceeds of $1.4 million from the exercise of 387,615 outstanding warrants which were originally issued in connection with our registered public offering of common stock in October 2017. As of June 30, 2021, there were warrants to purchase 29,700 shares outstanding relating to the October 2017 offering.

•From January 2020 through June 2021, we received proceeds of $2.0 million from the exercise of 71,261 outstanding warrants which were originally issued between August 2011 and August 2012. As of June 30, 2021, there were warrants to purchase 27,704 shares outstanding relating to these issuances.
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
The following table shows a summary of our cash flows for the six months ended June 30, 2021 and 2020:

	Six Months Ended June 30,
(in thousands)	2021	2020
Net cash provided by (used in):
Operating activities	$57,580	$(5,132)
Investing activities	(70,855)	(98,605)
Financing activities	17,196	275,303
Effect of foreign exchange rate changes on cash	44	(262)
Net increase in cash and cash equivalents	$3,965	$171,304
Operating Activities. Net cash provided by operating activities was $57.6 million for the six months ended June 30, 2021, compared to $5.1 million net cash used by operating activities in the same period in 2020. The improvement to net cash provided by operating activities for 2021 compared to 2020 was driven by higher sales and gross profit in 2021, which resulted in a reduction in net loss when adjusted for non-cash expenses, particularly stock-based compensation expense, as well as working capital changes. Working capital changes during the first six months of 2021 primarily consisted of increases in inventories, accounts payable and accrued expenses, deferred revenue and employee related liabilities related to the growth in our business, and a decrease in accounts receivable related to the timing of sales and cash collections. Accounts receivable decreased to $80.2 million at June 30, 2021 from $82.2 million at December 31, 2020. Inventories increased to $66.7 million at June 30, 2021 from $63.7 million at December 31, 2020.
Investing Activities. Net cash used in investing activities was $70.9 million for the six months ended June 30, 2021, which was primarily related to $385.6 million of purchases of short-term investments, $9.3 million cash paid for the acquisition of intangible assets and equity investments, and $5.3 million in purchases of property and equipment, offset by $329.4 million in proceeds from maturities and sales of short-term investments. Net cash used in investing activities was $98.6 million for the six months ended June 30, 2020, which was primarily related to $167.0 million of purchases of short-term investments, $16.6 million in purchases of property and equipment, and $4.8 million cash paid for the acquisition of intangible assets, offset by $89.7 million in proceeds from maturities and sales of short-term investments.
Financing Activities. Net cash provided by financing activities was $17.2 million for the six months ended June 30, 2021, which primarily consisted of proceeds from the issuance of common stock under our stock plans. Net cash provided by financing activities was $275.3 million for the six months ended June 30, 2020, which primarily consisted of $278.7 million in proceeds from the issuance of the Convertible Senior Notes which was partially offset by $34.1 million in payments related to the Capped Call Transactions, and $28.6 million in proceeds from the issuance of common stock under our stock plans.

Our liquidity position and capital requirements are subject to fluctuation based on a number of factors, including the following:
•our ability to generate sales, the timing of those sales, the mix of products sold and the collection of receivables from period to period;
•the relative mix of sales between domestic and international markets;
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
Off-Balance Sheet Arrangements
As of June 30, 2021, we did not have any off-balance sheet arrangements.
Item 3. Quantitative and Qualitative Disclosures About Market Risk
Interest Rate Risk
We invest our excess cash primarily in commercial paper, corporate debt securities, U.S. Treasury securities and U.S. Government-sponsored enterprise securities. The primary objectives of our investment activities are to maintain liquidity and preserve principal while maximizing the income we receive from our financial instruments without significantly increasing risk. We have established guidelines regarding approved investments and maturities of investments, which are primarily designed to maintain liquidity and preserve principal.
Some of the financial instruments in which we invest subject us to market risk, in that a change in prevailing interest rates may cause the principal amount of the instrument to fluctuate. Other financial instruments in which we invest subject us to credit risk, in that the value of the instrument may fluctuate based on the issuer’s ability to pay. As a result of the COVID-19 global pandemic and the perceived increased credit risks associated with certain securities, credit rating agencies have issued downgrades or revised outlooks to negative for certain issuers of the debt securities held in our short-term investments portfolio. Unrealized losses on available-for-sale debt securities at June 30, 2021 were not significant. Based on the credit quality of the available-for-sale debt securities that are in an unrealized loss position, and our current estimates of future cash flows to be collected from those securities, we believe the unrealized losses are not credit losses (see Note 3, “Short-Term Investments”).
Because of the short-term maturities of our financial instruments, we do not believe that an increase or decrease in market interest rates would have a significant impact on the realized value of our investment portfolio. If a 10% change in interest rates were to have occurred on June 30, 2021, this change would not have had a material effect on the fair value of our investment portfolio as of that date.
In May 2020, we issued $287.5 million principal amount of Convertible Senior Notes, which bear interest at a fixed rate of 1.50% per year. Accordingly, we are not subject to interest rate risk as a result of the Convertible Senior Notes (see Note 7, “Convertible Senior Notes”).

Foreign Currency Exchange Rate Risk
Our operations are primarily located in the United States, and nearly all of our sales since inception have been made in U.S. dollars. With the exception of a portion of our sales in Canada, our sales outside of the United States are currently made to independent distributors under agreements denominated in U.S. dollars. Accordingly, we believe our exposure to foreign currency rate fluctuations is currently limited to our operations in Canada, where fluctuations in the rate of exchange between the U.S. dollar and the Canadian dollar could adversely affect our financial results. We may be exposed to further foreign currency exchange risk as we expand our operations in markets outside the United States. In certain circumstances, we may seek to manage such foreign currency exchange risk by using derivative instruments such as foreign currency exchange forward contracts to hedge our risk. In general, we may hedge material foreign currency exchange exposures up to 12 months in advance. However, we may choose not to hedge some exposures for a variety of reasons, including prohibitive economic costs.

Item 4. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
We maintain disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (Exchange Act) that are designed to ensure that information required to be disclosed in the periodic and current reports we file with the Securities and Exchange Commission (SEC) is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate, to allow for timely decisions regarding required disclosure. In designing and evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable and not absolute assurance of achieving the desired control objectives. In reaching a reasonable level of assurance, management is required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures. In addition, the design of any system of controls is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions. Over time, controls may become inadequate because of changes in conditions, or the degree of compliance with policies or procedures may deteriorate. Control systems can also be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the control. Because of the inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and not be detected.
As of June 30, 2021, we carried out an evaluation under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based on this evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of June 30, 2021.
Changes in Internal Control over Financial Reporting
There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) during the quarter ended June 30, 2021 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

In September 2020, we were named as a defendant in a lawsuit entitled Buck Walsh, individually and on behalf of others similarly situated v. Tandem Diabetes Care, Inc., which was filed in the Superior Court of the State of California in the County of San Diego. The alleged violations include business and professions code and labor code violations for failure to compensate wages, unpaid meal and rest periods, and failure to reimburse for necessary business-related expenses. The class of plaintiffs includes hourly paid or non-exempt employees of the Company who were employed from April 6, 2016 through the date of adjudication. The parties recently agreed to resolve the matter on a class-wide basis. The settlement is intended to resolve the claims of the individual plaintiff, as well as the remaining members of the class, unless an individual class member submits a timely request for exclusion. The material terms of the settlement are set forth in a binding Memorandum of Agreement dated as of July 1, 2021, which is subject to the completion of a number of conditions, as well as final approval by the court. There is no guarantee that the conditions will be met or that court approval will be obtained. If the court does not approve the settlement, or if other conditions to approval of the settlement are not met, the case will continue and the Company will continue to vigorously defend against the claims.

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
•A security breach or other significant disruption to our information technology systems could materially disrupt our operations or result in the unauthorized disclosure of sensitive information.”
•If we are found to have violated laws concerning the privacy and security of patient health information or other personal information, civil or criminal penalties could increase our liabilities and harm our business.
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
•If we or our third-party suppliers, contract manufacturers or service providers fail to comply with manufacturing regulations, it could impair our ability to market our products.
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
•We may be at increased risk of securities class action litigation.

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
•The Capped Call Transactions may affect the value of the Notes and our common stock.
•We are subject to counterparty risk with respect to the Capped Call Transactions.

Risks Related to Our Business and Our Industry
We have incurred significant operating losses since inception and cannot assure you that we will achieve sustained profitability.*
Since our inception in January 2006, we have incurred a significant net loss. As of June 30, 2021, we had an accumulated deficit of $651.2 million. To date, we have funded our operations primarily through cash collected from product sales, private and public offerings of our equity securities, and debt financing. We have devoted substantially all of our resources to the design, development and commercialization of our products, the scaling of our manufacturing and business operations, and the research and development of our current products and products under development.
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
To implement our business strategy and achieve consistent profitability, we need to, among other things, increase sales of our products and the gross profit associated with those sales, maintain an appropriate customer service, training and support infrastructure, fund ongoing R&D activities, create additional efficiencies in our manufacturing processes while adding to our capacity, and obtain regulatory clearance or approval to commercialize our products currently under development both domestically and internationally. We expect our expenses will continue to increase as we pursue these objectives and make investments in our business. Additional increases in our expenses without commensurate increases in sales could significantly increase our operating losses.
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
Public health threats, such as the COVID-19 global pandemic, have had and could continue to have a material adverse effect on our operations, the operations of our business partners, and the global economy as a whole.*
Public health threats and other highly communicable diseases and outbreaks could adversely impact our operations, the operations of our customers, suppliers, distributors and other business partners, as well as the healthcare system in general. For example, the COVID-19 global pandemic, which is currently affecting numerous countries throughout the world, resulted in a rapid and sustained rise in unemployment rates and decreases in global economic activity. While economic activity in the United States began to increase during the second quarter of 2021, the overall scope of the COVID-19 global pandemic and its impacts continue to fluctuate, and in some instances worsen, in various regions worldwide. The overall negative impact from the COVID-19 global pandemic is difficult to estimate; however, we anticipate that our sales and operating results will continue to be adversely impacted in future periods and subject to unpredictable variability even if travel and social distancing restrictions are lifted. In addition, the rise in unemployment and decreases in economic activity in various regions worldwide due to the COVID-19 global pandemic may negatively impact the affordability of our products for certain customers, which could reduce demand for our products. Further, certain development activities originally planned to occur during 2020, such as human factors studies associated with our product development efforts and activities to support the manufacturing scale-up for new products, were modified or delayed due to impacts of the COVID-19 global pandemic, which has impacted our development timelines and regulatory strategies and also could have a negative impact on our product commercialization efforts and the future demand for our products.

The COVID-19 global pandemic, or other similar outbreaks or epidemics, may have an adverse effect on the overall productivity of our workforce, and we expect to continue to take appropriate measures to protect the health and safety of our employees and our business partners and reduce the risk of disruptions to our operations. For example, we continue to restrict employee travel and limit visitors to our facilities, and many of our employees who are able to perform their job function outside of our facilities remain in a remote work environment. For our field-based sales and clinical employees, we initially discontinued all in-person activities and began utilizing technology to remotely engage healthcare providers and customers. Where permitted, in-person activities for our field-based sales and clinical employees have resumed on a limited basis and are gradually increasing, though the scope and scale vary by geography and we still rely heavily on remote engagement. For our employees in manufacturing and warehousing positions involved in production and fulfillment operations, we have implemented health and safety protocols in compliance with applicable government orders and expert agency guidance. We temporarily increased our staffing in certain operations in order to mitigate potential risks associated with increases in unplanned employee absences or illness. Our adoption of these preventive measures has resulted in incremental costs that have negatively impacted our gross margin, and could impact future periods. In addition, for the duration of the COVID-19 global pandemic, some of our employees may be required to continue to operate within a remote work environment for extended periods of time due to illness, travel restrictions, government-imposed orders, school closures or for other reasons, any of which could result in reduced productivity of our workforce. As the COVID-19 global pandemic improves, we anticipate that more of our employees will return to working in our facilities under modified conditions. We are implementing protocols and safety measures and for the time being are continuing to limit the number of employees allowed in our facilities while planning for increased occupancy at a later date.
In addition to the foregoing impacts, disruptions from the COVID-19 global pandemic, or other similar outbreaks or epidemics, could result in delays in or the suspension of our manufacturing operations, research and product development activities, regulatory work streams, clinical development programs and other important commercial functions. In particular, if we or our third-party manufacturers are required to delay or suspend our manufacturing operations, we may encounter severe product shortages, which would adversely affect our results of operations and harm our reputation. We are also dependent upon our third-party suppliers for many of our product components and for our manufacturing-related equipment, and the COVID-19 global pandemic could have a material adverse impact on the operations of one or more of our suppliers, which could prevent them from delivering products to us or supporting our requirements for manufacturing-related equipment on a timely basis, or at all. For example, we continue to focus on increasing our cartridge inventory to targeted levels, but there can be no assurance that we or our third-party cartridge manufacturer will be able to manufacture cartridges in the quantities we require to meet product demand. In addition, at various times since 2020 our primary infusion set manufacturer experienced certain inventory constraints. There can be no assurance our supplier will be able to provide infusion sets in the quantities we require to meet customer demand. Additionally, global shortages of semiconductors and copper could limit our insulin pump manufacturing capacity in the future. If we experience these or similar manufacturing challenges in the future, it could have a negative impact on product sales and harm our reputation.
The full extent of the impact of the COVID-19 global pandemic on our business and operations is highly uncertain and subject to change, and will continue to depend on a number of factors, including the scope and duration of the pandemic. Further spread or escalation of the COVID-19 global pandemic, a resurgence of the pandemic in the United States, or even the threat or perception that this could occur, or any protracted duration of decreased economic activity, could have a material adverse impact on our business, operations and financial results and could negatively impact or disrupt our plans to have employees return to our facilities.
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
Our primary competitors are major medical device companies that are publicly traded companies or divisions or subsidiaries of publicly traded companies, including Insulet and Medtronic. In addition, Eli Lilly has announced a collaboration to commercialize an insulin pump currently under development by a third party. There are also a number of other companies developing and marketing their own insulin delivery systems and/or related software applications, including insulin pumps and Bluetooth-enabled insulin pens to support MDI therapy. While these industry changes are significant, it is difficult to know how they will impact our business or the competitive landscape in which we operate. Our key competitors, most notably Medtronic, enjoy several competitive advantages over us, including:
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
In some instances, our competitors offer products that include features that we do not currently offer. For instance, Insulet offers an insulin pump with a tubeless delivery system that does not utilize an infusion set and Medtronic recently completed the acquisition of a connected insulin pen delivery device. Additionally, Medtronic recently announced the launch in select European countries of an infusion set that can be worn for up to seven days.

In addition, the competitive environment in which we operate has resulted and may continue to result in competitive pressures on our manufacturers, suppliers, distributors, collaboration partners and other business constituents. For example, we have entered into development agreements with Dexcom, which provide us non-exclusive licenses to integrate various generations of Dexcom CGM technology with our insulin pump products. Abbott also offers glucose sensors which compete with Dexcom CGMs. In June 2020, we entered into an agreement with Abbott to develop and commercialize integrated diabetes solutions using Abbott’s glucose sensor. There can be no assurance that our collaborations with Dexcom and Abbott will be successful or that we will not experience delays, business disputes, or other unanticipated challenges. Competitive pressures within our industry, as well as the impacts and disruptions associated with the COVID-19 global pandemic, could negatively impact the financial condition of our business partners and impact their ability to fulfill contractual obligations to us, which could negatively impact our product sales, result in delays in obtaining regulatory approvals for new products, harm our reputation, and result in harm to our financial condition and operating results.
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
In addition, the rapid evolution of technology and treatment options within our industry may cause consumers to delay the purchase of our products in anticipation of advancements or breakthroughs, or the perception that advancements or breakthroughs could occur, in our products or the products offered by our competitors. It is also possible that consumers interested in purchasing any of our future products currently under development may delay the purchase of one of our current products. We anticipate that customers may continue to delay their purchasing decisions, or physicians may continue to pause prescriptions of our products, as a result of the COVID-19 global pandemic.
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
We currently have contracts establishing reimbursement for our insulin pump products with a number of national and regional third-party payors in the United States. While we may enter into additional contracts both domestically and internationally with third-party payors and add coverage for future products under our current agreements, we cannot guarantee that we will succeed in doing so or that the reimbursement contracts that we are able to negotiate will enable us to sell our products on a profitable basis. In particular, we have limited experience securing reimbursement in international markets. Government involvement in funding healthcare may limit access to or reimbursement for the Company’s products. In addition, existing contracts with third-party payors generally include numerous quality and compliance related requirements, including audit rights, and can be modified or terminated by the third-party payor without cause and with little or no notice to us. Our compliance with the administrative procedures or requirements may result in increased costs for us and delays in processing approvals by those third-party payors for customers to obtain coverage for our products, and any payor audits of our compliance obligations may result in requests for refunds or other costs. Failure to secure or retain adequate coverage or reimbursement for our current and future products by third-party payors, or delays in processing approvals by those payors, could result in the loss of sales, which could have a material adverse effect on our business, financial condition and operating results.
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

If we are unable to maintain our existing sales, marketing, clinical and customer service infrastructure, we may fail to increase our sales to meet our forecasts.*
A key element of our business strategy involves our sales, marketing, clinical and customer service personnel driving adoption of our products. We have significantly increased the number of sales, marketing, clinical and customer service personnel employed by us since we commenced commercial sales. However, we have faced considerable challenges in growing and managing these resources, including with respect to recruiting, training and assimilation of sales territories. We expect to continue to face significant challenges as we seek to further increase the number of our sales, clinical and customer service personnel in order to optimize the coverage of our existing sales territories, as well as expand the number and scope of our existing sales territories. These challenges may be even greater in connection with our commercial expansion outside of the United States, where we have limited experience. Unexpected turnover among our sales, marketing, clinical and customer service personnel, or unanticipated challenges in recruiting additional personnel, would have a negative impact on our ability to achieve our sales projections. Further, if a sales, marketing or clinical representative was to depart and be retained by one of our competitors, we may fail to prevent him or her from helping competitors solicit business from our existing customers, which could adversely affect our sales. Similarly, if we are not able to recruit and retain a network of diabetes educators and customer service personnel, we may not be able to successfully train and service new customers, which could delay new sales and harm our reputation. These risks may be greater now than in the past due to current general labor shortages in the United States, and in particular in our office locations in San Diego, California and Boise, Idaho.
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

In response to the COVID-19 global pandemic, we have taken steps to prioritize the health and safety of our employees and customers, while working to maintain a continuous supply of products, training and customer support. For example, we have implemented preventative safety measures for our employees involved in production and fulfillment operations as well as for any field-based employees. For employees in other functions, we have adopted measures designed to help employees remain effective in a work-from-home environment and we are implementing safety measures and protocols as employees transition back into our facilities. We also temporarily increased our staffing in certain operations in order to mitigate potential risks associated with increases in unplanned employee absences or illness. Each of these measures has resulted in unanticipated expenses that will negatively impact our gross margin and may adversely impact our ability to achieve profitability. We may also incur additional incremental expenses to help us support our ongoing operations during a period of unpredictable variability in the demand for our products, including throughout the duration of the COVID-19 pandemic.
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
In addition, the per-unit cost of our products is significantly impacted by our overall production volumes, and any factors that prevent our products from achieving market acceptance, cause our production volumes to decline, alter our product mix, result in our sales growing at a slower rate than we expect, or result in the closure of our manufacturing facilities, would significantly impact our expected per-unit costs, which would adversely impact our gross margins. Further, we may not achieve anticipated improvements in manufacturing efficiency as we undertake actions to expand our manufacturing capacity. If we are unable to effectively manage our overall costs while increasing our production volumes and lowering our per-unit costs, we may not be able to achieve or sustain profitability, which would have an adverse impact on our business, financial condition and operating results.
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
In response to the COVID-19 global pandemic, in early 2020 we initiated discussions with our key suppliers regarding their abilities to fulfill existing orders and we have continued to regularly assess their capacity. At various times, our primary infusion set manufacturer experienced certain inventory constraints which resulted in us requesting some customers to accept substitutions of similar products to prevent delays in order fulfillment. Additionally, at various times our cartridge inventory was below our targeted stocking levels. We have acquired finished goods and raw material inventory for our products in order to meet targeted stocking levels in the near-term. Currently, we do not anticipate a significant disruption in our ability to manufacture insulin pumps and cartridges, nor do we anticipate our third-party manufacturers will be unable to provide sufficient quantities to meet product demand, however we continue to monitor factors that could negatively impact our longer-term supply chain, such as global shortages of semiconductors and copper that are needed to manufacture our insulin pumps and accessories. If we experience these or similar manufacturing challenges in the future, it could have a negative impact on product sales and harm our reputation.
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
Although we have long-term supply agreements with many of our suppliers, these agreements do not include long-term capacity commitments. Under most of our supply agreements, we make purchases on a purchase order basis and have no obligation to buy any given quantity of components or products until we place written orders, and our suppliers have no obligation to manufacture for us or sell to us any given quantity of components or products until they accept an order. In addition, our suppliers may encounter problems that limit their ability to manufacture components or products for us, including financial difficulties, damage to their manufacturing equipment or facilities, inability to obtain raw materials or other components, or problems with their own suppliers. As a result, our ability to purchase adequate quantities of our components or products may be limited. If we fail to obtain sufficient quantities of high-quality components to meet demand on a timely basis, we could lose customer orders, our reputation may be harmed, and our business could suffer.

We generally use a small number of suppliers for our components and products, some of which are located outside the United States, including in China, Mexico and Costa Rica. Depending on a limited number of suppliers exposes us to risks, including limited control over costs such as tariffs, availability, quality and delivery schedules. Moreover, in some cases we do not have long-standing relationships with our manufacturers and may not be able to convince suppliers to continue to make components available to us unless there is demand for such components from their other customers. As a result, there is a risk that certain components could be discontinued and no longer available to us. We have in the past been, and we may in the future be, required to make significant “last time” purchases of component inventories that are being discontinued by the manufacturer to ensure supply continuity. If any one or more of our suppliers cease to provide us with sufficient quantities of components in a timely manner or on terms acceptable to us, we would have to seek alternative sources of supply. Because of factors such as the proprietary nature of our products, our quality control standards and applicable regulatory requirements, we cannot quickly engage additional or replacement suppliers for some of our critical components. These risks associated with the procurement of critical components from a limited number of suppliers may be increased as a result of the COVID-19 global pandemic. Failure of any of our suppliers to deliver products at the level our business requires could harm our reputation and limit our ability to meet our sales projections, which could have a material adverse effect on our business, financial condition and operating results.
We place orders with our suppliers using our forecasts of customer demand, which are based on a number of assumptions and estimates, in advance of purchase commitments from our customers. As a result, we incur inventory and manufacturing costs in advance of anticipated sales, which sales ultimately may not materialize or may be lower than expected. If we overestimate customer demand, we may experience higher inventory carrying costs and increased excess or obsolete inventory, which would negatively impact our results of operations. By the same token, if we underestimate future demand we may be unable to meet future production requirements or our inventory of critical materials may be below our targeted stocking levels. We expect it will be particularly difficult to accurately forecast demand during the global pandemic and even for some time while travel and social-distancing restrictions are lifted.
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

We may not experience the anticipated operating efficiencies from the transition of our manufacturing and warehousing operations.*
At the beginning of 2018 we completed the transition of our manufacturing operations to a facility located on Barnes Canyon Road in San Diego, and during the fourth quarter of 2019 we commenced operations at a logistics warehouse in San Diego. We expect that both of these actions will allow for future capacity for product manufacturing and warehousing expansion. However, we may not experience the anticipated operating efficiencies at either facility as we continue to scale our business operations and add manufacturing requirements for products currently under development. In addition, beginning in 2020 we outsourced a portion of our cartridge manufacturing demand to an experienced third-party contract manufacturer and we expect to increase our reliance on this third party cartridge manufacturer over the next 24 months while reducing our own internal t:slim cartridge manufacturing capacity in our existing facility. We may consider outsourcing other aspects of our operations in the future. If we fail to achieve the operating efficiencies that we anticipate, our manufacturing and operating costs may be greater than expected, which would have a material adverse impact on our operating results. In addition, we or our third-party contract manufacturers may encounter problems during manufacturing for a variety of reasons, including failure to follow specific protocols and procedures, failure to comply with applicable regulations, equipment malfunction, component part supply constraints and environmental factors, any of which could delay or impede our ability to meet customer demand and have a material adverse impact on our business, financial condition and operating results. Further, because of the custom nature of our cartridge manufacturing process and product components, and the highly regulated nature of our products overall, in the event of any problems with a contract manufacturer, we may not be able to quickly establish additional or alternative arrangements.
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

If we fail to generate demand by continuing to develop products that incorporate features and functionality requested by people with insulin-dependent diabetes, their caregivers or healthcare providers, or if we do not obtain regulatory clearance or approval for proposed products in time to meet market demand, we may be unable to compete and may fail to generate sales sufficient to achieve or maintain profitability. We have in the past experienced, and may in the future experience, delays in various phases of product development and commercialization, including during research and development, manufacturing, limited release testing, marketing and customer education efforts. We have also recently experienced delays in the regulatory review and approval process, including due to the impacts of the current global pandemic. Any delays in our anticipated regulatory submissions or approvals, or subsequent product launches, may significantly impede our ability to successfully compete in our markets. In particular, such delays could cause customers to delay or forego purchases of our products, or to purchase our competitors’ products. Even if we are able to successfully develop proposed products when anticipated, these products may not produce sales in excess of the costs of development, and they may be quickly rendered obsolete by changing consumer preferences or the introduction by our competitors of products embodying new technologies or features, or alternative methods for the treatment of diabetes.
Any concerns regarding the safety and efficacy of our products could limit sales and cause unforeseen negative effects to our business prospects and financial results.*
Studies to evaluate the safety or effectiveness of our latest products in a controlled setting are only recently available. As a result, people with insulin-dependent diabetes and healthcare providers may not be familiar with our studies and may be slower to adopt or recommend our products. Further, even with data from controlled studies third-party payors may not be willing to provide coverage or reimbursement for our products. We remain subject to regulatory and product liability risks, and these and other factors could slow the adoption of our products and result in our sales being lower than anticipated. In addition, future studies or clinical experience may indicate that treatment with our products is not superior to treatment with competitive products. Such results could slow the adoption of our products and significantly reduce our sales, which could prevent us from achieving our forecasted sales targets or achieving or sustaining profitability.
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
We operate our business in regions subject to natural disasters and other catastrophic events, and any disruption to our business resulting from natural disasters will adversely affect our revenue and results of operations.*
We operate our business, and our third-party contract manufactures are located, in regions subject to natural disasters, including earthquakes, hurricanes, floods, fires and other catastrophic events. For example, a portion of our office facilities located in San Diego are in an area that is prone to flooding, which has occasionally temporarily disrupted our business operations. Any natural disaster could adversely affect our ability to conduct business and provide products and services to our customers, and the insurance we maintain may not be adequate to cover our losses resulting from any business interruption resulting from a natural disaster or other catastrophic events. Any future disruptions to our operations could have a material adverse impact on our financial condition and results of operations in future periods.
A security breach or other significant disruption to our information technology systems, or failures of our pumps’ software to perform as we anticipate, could materially disrupt our operations or result in the loss, theft, misuse, unauthorized disclosure, or unauthorized access to sensitive information relating to our customers, suppliers, employees or other individuals, which could damage our relationships, expose us to litigation or regulatory proceedings, or harm our reputation, any of which could have an adverse and material effect on our business, financial condition and operating results.*
The efficient operation of our business depends on our information technology and communication systems, as well as those of our third-party business partners. We rely on such systems to effectively store, process and transit proprietary sales and marketing data, accounting and financial functions, manufacturing and quality records, inventory management, product development tasks, research and development data, customer service and technical support functions. Our information technology systems, including those that support our t:connect uploader software and cloud-based web application, our current and future mobile applications, our Tandem Source data management platform, as well as those involved in the operation of our Tandem Device Updater, are vulnerable to damage or interruption from a number of causes, including earthquakes, fires, floods and other natural disasters, terrorist attacks, attacks by computer viruses or hackers, malware, ransomware or other destructive software, cyber-attacks, power losses, and computer system or data network failures. Should any of those risks occur, it could adversely impact the availability, confidentiality and integrity of information assets contained in those systems.

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
If we, or any of our service providers who have access to the personal data for which we are responsible, are found to be in violation of the privacy or security requirements of HIPAA, PIPEDA, GDPR, or applicable foreign, U.S. state and Canadian provincial laws, we could be subject to civil or criminal penalties, which could increase our liabilities, harm our reputation and have a material adverse effect on our business, financial condition and operating results. In addition, entities operating in the healthcare industry have increasingly become targets for hackers. Although we utilize a variety of measures to secure the data that we control, even compliant entities can experience security breaches or have inadvertent failures despite employing reasonable practices and safeguards.
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
•more restrictive privacy laws relating to personal information of end-users and employees, including GDPR and other EU member state directives;
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
•unanticipated costs, impairment charges or write-offs associated with acquisitions or investments;
•diversion of management’s attention from our existing business;

•risks associated with entering new markets in which we have limited or no experience; and
•increased legal and accounting costs relating to the acquisitions or to comply with regulatory requirements or other compliance matters.
We may experience one or more of these risks in connection with our acquisition of Sugarmate, which was completed in 2020. We do not know if we will be able to identify future acquisitions or investments we deem suitable, whether we will be able to successfully complete any such acquisitions or investments on favorable terms or at all, or whether we will be able to successfully integrate any acquired products or technologies into our business. Our potential inability to integrate any acquired products or technologies effectively may adversely affect our business, operating results and financial condition.
Risks Related to Our Future Financings and Financial Results
We may need or otherwise determine to raise additional funds in the future and if we are unable to raise additional funds when necessary or desirable, we may not be able to achieve our strategic objectives.*
At June 30, 2021, we had $545.3 million in cash, cash equivalents and short-term investments. Our management expects the continued growth of our business, including the expansion of our customer service infrastructure to support our growing base of customers, our plans to expand commercial sales of our products outside of the United States, the growth of our manufacturing and warehousing operations, increasing the size of our facility footprint due to increases in headcount and additional R&D activities, will continue to increase our expenses. In addition, the amount of our future product sales is difficult to predict and actual sales may not be in line with our forecasts. Accordingly, our future capital requirements will depend on many factors, including:
•the revenue generated by sales of our insulin pump products, and the related insulin cartridges and infusion sets, and any other future products that we may develop and commercialize;
•the gross profits and gross margin we realize from the sales we generate;
•the costs associated with maintaining and expanding an appropriate sales, marketing, clinical and customer service infrastructure;
•the expenses we incur or other capital expenditures we make to maintain or enhance our manufacturing operations and distribution capabilities, including leasing additional property, hiring additional personnel, and purchasing additional equipment;
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
Risks Related to Our Intellectual Property and Potential Litigation
Our ability to comprehensively protect our intellectual property and proprietary technology is uncertain.*
We rely primarily on patent, trademark and trade secret laws, as well as confidentiality and non-disclosure agreements, to protect our proprietary technologies. As of June 30, 2021, our patent portfolio consisted of approximately 110 issued U.S. patents and 74 pending U.S. patent applications. Of these, our issued U.S. patents expire between approximately 2021 and 2039. Our foreign patent portfolio consisted of approximately 32 issued patents and 19 pending patent applications in other countries throughout the world. Of these, our issued foreign patents expire between approximately 2025 and 2033. In addition, we also have 89 trademark registrations, including 19 U.S. trademark registrations and 70 foreign trademark registrations.
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

Risks Related to Our Legal and Regulatory Environment
Our products and operations are subject to extensive governmental regulation, and failure to comply with applicable requirements could cause our business to suffer.*
The medical device industry is regulated extensively in the United States by governmental authorities, principally the FDA and corresponding state regulatory agencies. The regulations are very complex and are subject to rapid change and varying interpretations. Regulatory restrictions or changes could limit our ability to carry on or expand our operations or result in higher than anticipated costs or lower than anticipated sales. The FDA and other U.S. governmental agencies and international regulatory authorities regulate numerous elements of our business, including:
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
If the FDA or other regulatory authority requires a more rigorous examination for our future products or modifications to existing products than we had expected, our product introductions or modifications could be delayed or canceled, which could cause our sales to decline or to not increase in line with our forecasts.
The FDA or other regulatory authority can delay, limit or deny clearance or approval of one of our devices for many reasons, including:
•our inability to demonstrate that our products are safe and effective for their intended users;
•the data from our pre-clinical studies or clinical trials may be insufficient to support clearance or approval; and
•failure of the manufacturing process or facilities we use to meet applicable requirements.
In addition, the FDA or other regulatory authority may change its clearance and approval policies, adopt additional regulations or revise existing regulations, or take other actions which may prevent or delay approval or clearance of our products under development or impact our ability to modify our currently cleared or approved products on a timely basis. More recently, the FDA has stated that the review process for new submissions may take longer than normal due to the impact of the COVID-19 global pandemic.
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
The Affordable Care Act (ACA), substantially changed the way healthcare is financed by both governmental and private insurers, encourages improvements in the quality of healthcare items and services, and significantly impacts the medical device industry. However, a number of legislative changes have been proposed and adopted since the ACA was enacted, and legislation has also been and will likely continue to be proposed that could modify or repeal the ACA. In addition, the ACA continues to be the subject of various legal challenges. The uncertainties regarding the future of the ACA, and other healthcare reform initiatives, may have an adverse effect on our customers’ purchasing decisions regarding our products.
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

Item 6. Exhibits

		Incorporated by Reference				Provided Herewith
Exhibit Number	Exhibit Description	Form	File No.	Date of First Filing	Exhibit Number
31.1	Certification of John F. Sheridan, Chief Executive Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					X
31.2	Certification of Leigh A. Vosseller, Chief Financial Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					X
32.1*	Certification of John F. Sheridan, Chief Executive Officer, pursuant to U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					X
32.2*	Certification of Leigh A. Vosseller, Chief Financial Officer, pursuant to U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					X
101.INS	XBRL Instance Document.					X
101.SCH	XBRL Taxonomy Extension Schema Document.					X
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.					X
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.					X
101.LAB	XBRL Taxonomy Extension Label Linkbase Document.					X
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.					X
104	Cover Page Interactive Data File (embedded within the Inline XBRL Document contained in Exhibit 101)					X
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

Tandem Diabetes Care, Inc.

Dated: August 4, 2021	By:	/s/ John F. Sheridan
John F. Sheridan President and Chief Executive Officer (on behalf of the registrant and as the registrant’s Principal Executive Officer)

Dated: August 4, 2021	By:	/s/ Leigh A. Vosseller
Leigh A. Vosseller Executive Vice President, Chief Financial Officer and Treasurer (on behalf of the registrant and as the registrant’s Principal Financial and Accounting Officer)