Form 10-Q
period 2021-09-30
TANDEM DIABETES CARE INC
filed 2021-11-03
CIK 1438133

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
____________________________________________________________________________________________
FORM 10-Q
_____________________________________________________________________________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended September 30, 2021
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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No   ☒
As of October 29, 2021, there were 63,532,716 shares of the registrant’s Common Stock outstanding.

Part I	Financial Information	1
Item 1	Financial Statements	1
	Condensed Consolidated Balance Sheets at September 30, 2021 (Unaudited) and December 31, 2020	1
	Condensed Consolidated Statements of Operations and Comprehensive Income (Loss) for the Three and Nine Months Ended September 30, 2021 and 2020 (Unaudited)	2
	Condensed Consolidated Statements of Stockholders’ Equity for the Three and Nine Months Ended September 30, 2021 and 2020 (Unaudited)	3
	Condensed Consolidated Statements of Cash Flows for the Nine Months Ended September 30, 2021 and 2020 (Unaudited)	5
	Notes to Unaudited Condensed Consolidated Financial Statements	6
Item 2	Management’s Discussion and Analysis of Financial Condition and Results of Operations	24
Item 3	Quantitative and Qualitative Disclosures About Market Risk	41
Item 4	Controls and Procedures	43

Part II	Other Information	44
Item 1	Legal Proceedings	44
Item 1A	Risk Factors	45
Item 6	Exhibits	82

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
TANDEM DIABETES CARE, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except par value)

	September 30,	December 31,
	2021	2020
	(Unaudited)	(Note 1)
Assets
Current assets:
Cash and cash equivalents	$112,375	$94,613
Short-term investments	482,618	390,323
Accounts receivable, net	87,462	82,195
Inventories	65,734	63,721
Prepaid and other current assets	6,758	6,383
Total current assets	754,947	637,235
Property and equipment, net	49,621	50,022
Operating lease right-of-use assets	29,683	19,773
Other long-term assets	16,028	9,385
Total assets	$850,279	$716,415
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$26,973	$17,805
Accrued expenses	6,330	4,783
Employee-related liabilities	47,219	34,159
Deferred revenue	9,022	6,082
Common stock warrants	116	14,261
Operating lease liabilities	9,261	9,421
Other current liabilities	20,729	17,341
Total current liabilities	119,650	103,852
Convertible senior notes, net - long-term	281,032	202,984
Operating lease liabilities - long-term	25,680	15,914
Other long-term liabilities	34,263	27,360
Total liabilities	460,625	350,110
Commitments and contingencies (Note 11)
Stockholders’ equity:
Common stock, $0.001 par value; 200,000 shares authorized, 63,451 and 62,335 shares issued and outstanding at September 30, 2021 (unaudited) and December 31, 2020, respectively.	63	62
Additional paid-in capital	1,034,980	1,025,233
Accumulated other comprehensive income	14	220
Accumulated deficit	(645,403)	(659,210)
Total stockholders’ equity	389,654	366,305
Total liabilities and stockholders’ equity	$850,279	$716,415
See accompanying notes to unaudited condensed consolidated financial statements.

TANDEM DIABETES CARE, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)
(Unaudited)
(In thousands, except per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Sales	$179,627	$123,603	$492,803	$330,765
Cost of sales	82,882	58,290	230,317	160,801
Gross profit	96,745	65,313	262,486	169,964
Operating expenses:
Selling, general and administrative	64,923	50,228	190,009	150,385
Research and development	24,102	16,094	62,562	46,198
Total operating expenses	89,025	66,322	252,571	196,583
Operating income (loss)	7,720	(1,009)	9,915	(26,619)
Other income (expense), net:
Interest income and other, net	31	143	721	1,235
Interest expense	(1,511)	(4,855)	(4,526)	(8,030)
Change in fair value of common stock warrants	(392)	(3,648)	(1,354)	(19,906)
Total other expense, net	(1,872)	(8,360)	(5,159)	(26,701)
Income (loss) before income taxes	5,848	(9,369)	4,756	(53,320)
Income tax expense (benefit)	54	39	(2)	(1,938)
Net income (loss)	$5,794	$(9,408)	$4,758	$(51,382)
Other comprehensive income (loss):
Unrealized gain (loss) on short-term investments	$8	$(69)	$(81)	$78
Foreign currency translation gain (loss)	(23)	216	(125)	(10)
Comprehensive income (loss)	$5,779	$(9,261)	$4,552	$(51,314)

Net income (loss) per share, basic	$0.09	$(0.15)	$0.08	$(0.85)
Net income (loss) per share, diluted	$0.09	$(0.15)	$0.07	$(0.85)

Weighted average shares used to compute basic net income (loss) per share	63,167	61,529	62,780	60,568
Weighted average shares used to compute diluted net income (loss) per share	64,784	61,529	64,198	60,568
See accompanying notes to unaudited condensed consolidated financial statements.

TANDEM DIABETES CARE, INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(Unaudited)
(In thousands)

Three Months Ended September 30, 2021

	Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Total Stockholders’ Equity
	Shares	Amount
Balance at June 30, 2021	62,952	$63	$997,190	$29	$(651,197)	$346,085
Exercise of stock options	464	—	18,992	—	—	18,992
Vesting of restricted stock units, net of shares withheld for taxes	5	—	(297)	—	—	(297)
Exercise of common stock warrants	30	—	156	—	—	156
Fair value of common stock warrants at time of exercise	—	—	3,066	—	—	3,066
Stock-based compensation expense	—	—	15,873	—	—	15,873
Unrealized gain on short-term investments	—	—	—	8	—	8
Foreign currency translation adjustments	—	—	—	(23)	—	(23)
Net income	—	—	—	—	5,794	5,794
Balance at September 30, 2021	63,451	$63	$1,034,980	$14	$(645,403)	$389,654

Nine Months Ended September 30, 2021

	Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Total Stockholders’ Equity
	Shares	Amount
Balance at December 31, 2020	62,335	$62	$1,025,233	$220	$(659,210)	$366,305
Effect of change in accounting for convertible senior notes(1)	—	—	(85,803)	—	9,049	(76,754)
Exercise of stock options	826	1	30,300	—	—	30,301
Vesting of restricted stock units, net of shares withheld for taxes	34	—	(1,164)	—	—	(1,164)
Issuance of common stock for Employee Stock Purchase Plan	100	—	6,317	—	—	6,317
Exercise of common stock warrants	156	—	593	—	—	593
Fair value of common stock warrants at time of exercise	—	—	15,499	—	—	15,499
Stock-based compensation expense	—	—	44,005	—	—	44,005
Unrealized loss on short-term investments	—	—	—	(81)	—	(81)
Foreign currency translation adjustments	—	—	—	(125)	—	(125)
Net income	—	—	—	—	4,758	4,758
Balance at September 30, 2021	63,451	$63	$1,034,980	$14	$(645,403)	$389,654
(1) The Company adopted ASU No. 2020-06, Accounting for Convertible Instruments and Contracts in an Entity’s Own Equity effective January 1, 2021 (see Note 2, “Summary of Significant Accounting Policies”).
See accompanying notes to unaudited condensed consolidated financial statements.
:AccountingStandardsUpdate202006Member

Three Months Ended September 30, 2020

	Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Total Stockholders’ Equity
	Shares	Amount
Balance at June 30, 2020	60,787	$61	$934,402	$43	$(666,802)	$267,704
Exercise of stock options	1,072	1	29,030	—	—	29,031
Exercise of common stock warrants	257	—	899	—	—	899
Fair value of common stock warrants at time of exercise	—	—	25,870	—	—	25,870
Stock-based compensation expense	—	—	12,301	—	—	12,301
Unrealized loss on short-term investments	—	—	—	(69)	—	(69)
Foreign currency translation adjustments	—	—	—	216	—	216
Net loss	—	—	—	—	(9,408)	(9,408)
Balance at September 30, 2020	62,116	$62	$1,002,502	$190	$(676,210)	$326,544

Nine Months Ended September 30, 2020

	Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Total Stockholders’ Equity
	Shares	Amount
Balance at December 31, 2019	59,396	$59	$819,626	$122	$(624,828)	$194,979
Exercise of stock options	2,199	3	52,759	—	—	52,762
Issuance of common stock for Employee Stock Purchase Plan	229	—	4,916	—	—	4,916
Exercise of common stock warrants	292	—	2,935	—	—	2,935
Fair value of common stock warrants at time of exercise	—	—	26,011	—	—	26,011
Equity component of convertible senior notes issuance, net of issuance costs	—	—	85,803	—	—	85,803
Payment for capped call transactions related to convertible senior notes	—	—	(34,069)	—	—	(34,069)
Stock-based compensation expense	—	—	44,521	—	—	44,521
Unrealized gain on short-term investments	—	—	—	78	—	78
Foreign currency translation adjustments	—	—	—	(10)	—	(10)
Net loss	—	—	—	—	(51,382)	(51,382)
Balance at September 30, 2020	62,116	$62	$1,002,502	$190	$(676,210)	$326,544
See accompanying notes to unaudited condensed consolidated financial statements.

TANDEM DIABETES CARE, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(In thousands)

	Nine Months Ended September 30,
	2021	2020
Operating Activities
Net income (loss)	$4,758	$(51,382)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization expense	10,325	7,024
Amortization of debt discount and issuance costs	1,292	6,233
Provision for expected credit losses	1,462	2,181
Provision for (recovery of) inventory obsolescence	279	(109)
Change in fair value of common stock warrants	1,354	19,906
Amortization of discount on short-term investments	(83)	(1,446)
Benefit for deferred income taxes	—	(2,126)
Stock-based compensation expense	43,653	45,123
Other	(132)	37
Changes in operating assets and liabilities:
Accounts receivable, net	(6,773)	(7,820)
Inventories	(1,930)	(22,052)
Prepaid and other current assets	(157)	(1,082)
Other long-term assets	(154)	33
Accounts payable and accrued expenses	10,854	1,589
Employee-related liabilities	13,061	1,704
Deferred revenue	7,774	4,215
Other current liabilities	3,561	5,023
Other long-term liabilities	2,580	2,381
Net cash provided by operating activities	91,724	9,432
Investing Activities
Purchases of short-term investments	(542,838)	(331,968)
Proceeds from maturities of short-term investments	427,257	82,709
Proceeds from sales of short-term investments	23,288	41,027
Purchases of property and equipment	(8,434)	(23,312)
Acquisition of intangible assets and equity investments	(9,331)	(4,886)
Net cash used in investing activities	(110,058)	(236,430)
Financing Activities
Proceeds from issuance of convertible senior notes, net of $8,809 debt issuance costs	—	278,691
Payment for capped call transactions related to convertible senior notes	—	(34,069)
Proceeds from issuance of common stock under Company stock plans, net	35,453	57,677
Proceeds from exercise of common stock warrants	593	2,935
Net cash provided by financing activities	36,046	305,234
Effect of foreign exchange rate changes on cash	50	70
Net increase in cash and cash equivalents	17,762	78,306
Cash and cash equivalents at beginning of period	94,613	51,175
Cash and cash equivalents at end of period	$112,375	$129,481
Supplemental disclosures of cash flow information
Income taxes paid	$260	$192
Supplemental schedule of non-cash investing and financing activities
Right-of-use assets obtained in exchange for operating lease obligations	$15,087	$11,022
Property and equipment included in accounts payable	$945	$1,618
Intangible costs in other current and other long-term liabilities	$1,029	$2,348
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
The Company manufactures, sells and supports insulin pump products that are designed to address the evolving needs and preferences of differentiated segments of the insulin-dependent diabetes market. The Company’s manufacturing, sales and support activities principally focus on the t:slim X2 Insulin Delivery System (t:slim X2), the Company’s flagship pump platform which is capable of remote software updates and is designed to display continuous glucose monitoring (CGM) sensor information directly on the pump home screen. The Company’s insulin pump products are compatible with other complementary digital health offerings, such as the t:connect cloud-based diabetes management application (t:connect) and the Tandem Device Updater, a Mac and PC-compatible tool which offers and supports updates of the Company’s insulin pump software from a personal computer. The Company’s insulin pump products are generally considered durable medical equipment and have an expected lifespan of at least four years. In addition to insulin pumps, the Company sells disposable products that are used together with the pumps and are replaced every few days, including cartridges for storing and delivering insulin, and infusion sets that connect the insulin pump to a user’s body, as well as other accessories for enhanced usability.
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
2. Summary of Significant Accounting Policies
There have been no material changes to the Company’s significant accounting policies during the nine months ended September 30, 2021, as compared to those disclosed in the Annual Report, other than the adoption of ASU No. 2020-06, Accounting for Convertible Instruments and Contracts in an Entity’s Own Equity, effective January 1, 2021 (see Note 7, “Convertible Senior Notes”).

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
Accounts Receivable
The Company grants credit to various customers in the ordinary course of business and is paid directly by customers who use its products, distributors and third-party insurance payors. The Company maintains an allowance for its current estimate of expected credit losses. Provisions for expected credit losses are estimated based on historical experience, assessment of specific risk, review of outstanding invoices, forecasts about the future, and various assumptions and estimates that are believed to be reasonable under the circumstances, which included the Company’s estimates of credit risks as a result of the coronavirus pandemic (COVID-19 global pandemic). Uncollectible accounts are written off against the allowance after appropriate collection efforts have been exhausted and when it is deemed that a balance is uncollectible.
Fair Value of Financial Instruments
The carrying amounts of cash and cash equivalents, accounts receivable, accounts payable, accrued expenses, and employee-related liabilities are reasonable estimates of their fair values because of the short-term nature of these assets and liabilities. Short-term investments are carried at fair value. The Company determined the fair value of its convertible senior notes to be $363.0 million at September 30, 2021, and $333.5 million at December 31, 2020, based on Level 2 quoted market prices (see Note 7, “Convertible Senior Notes”). The estimated fair value of certain of the Company’s common stock warrants was determined using the Black-Scholes pricing model as of September 30, 2021 and December 31, 2020 (see Note 5, “Fair Value Measurements”).
Operating Lease Right-of-Use Assets and Liabilities
Lease right-of-use assets represent the Company’s right to use an underlying asset for the lease term and lease liabilities represent its obligation to make lease payments arising from the lease. Operating lease right-of-use assets and liabilities are recognized when the Company takes possession of the leased property (the Commencement Date) based on the present value of lease payments over the lease term. For lease agreements entered into or reassessed after the adoption of ASC 842, Leases, the Company combines lease and non-lease components. Rent expense on noncancellable leases containing known future scheduled rent increases is recorded on a straight-line basis over the term of the respective leases beginning on the Commencement Date (see Note 6, “Leases”). The difference between rent expense and rent paid is accounted for as a component of operating lease right-of-use assets on the Company’s condensed consolidated balance sheets. Landlord improvement allowances and other similar lease incentives are recorded as property and equipment and as a reduction of the right-of-use leased assets, and are amortized on a straight-line basis as a reduction to operating lease costs.
Cost Basis Equity Investment

During the second quarter of 2021, the Company made an $8.1 million equity investment in a private company, which represented less than 5% of the outstanding equity of that company. The investment is accounted for using the cost method, as the investment does not have a readily determinable fair value, and is included as a component of other long-term assets on the condensed consolidated balance sheet at September 30, 2021.

Intangible Assets Subject to Amortization
Finite-lived intangible assets are recorded at cost, net of accumulated amortization and, if applicable, impairment charges. Amortization of finite-lived intangible assets is recognized over their estimated useful lives on a straight-line basis. The Company reviews its finite-lived intangible assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. The Company did not recognize any impairment losses during the nine months ended September 30, 2021 and 2020.

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
Revenue Recognition
Revenue is generated primarily from sales of insulin pumps, disposable insulin cartridges and infusion sets to individual customers with third-party insurance coverage and through a network of distributors that resell the products to insulin-dependent diabetes customers. The Company recognizes revenue when it transfers promised goods or services to customers in an amount that reflects the consideration to which the Company expects to be entitled in exchange for those goods or services.
Revenue Recognition for Arrangements with Multiple Deliverables
The Company considers the individual deliverables in its product offering to be separate performance obligations. The transaction price is determined based on the consideration expected to be received, based either on the stated value in contractual arrangements or the estimated cash to be collected in non-contracted arrangements. The Company allocates the consideration to the individual performance obligations and recognizes the consideration based on when the performance obligation is satisfied, considering whether or not this occurs at a point in time or over time. Generally, insulin pumps, cartridges, infusion sets and accessories are deemed performance obligations that are satisfied at a point in time when the customer obtains control of the promised good, which typically is upon shipment for our distributor arrangements and upon receipt for sales directly to individual customers. Complementary products, such as t:connect and the Tandem Device Updater, are considered performance obligations that are satisfied over time, as access and support for these products is provided throughout the typical four-year warranty period of the insulin pumps. Accordingly, revenue related to the complementary products is deferred and recognized ratably over a four-year period. When there is no standalone value for the complementary product, the Company determines their value by applying the expected cost plus a margin approach and then allocates the residual to the insulin pumps. Deferred revenue related to these performance obligations that are satisfied over time was included in the following consolidated balance sheet accounts in the amounts shown as of September 30, 2021 and December 31, 2020 (in thousands):

	September 30, 2021	December 31, 2020
Deferred revenue	$8,489	$5,508
Other long-term liabilities	15,264	10,426
Total	$23,753	$15,934
Warranty Reserve
The Company generally provides a four-year warranty on its insulin pumps to end-user customers and may replace any pumps that do not function in accordance with the product specifications within the warranty period. Insulin pumps returned to the Company may be refurbished and redeployed. Additionally, the Company offers a six-month warranty on disposable insulin cartridges and infusion sets. Estimated warranty costs are recorded at the time of shipment. The Company evaluates the reserve quarterly. Warranty costs are primarily estimated based on the current expected product replacement cost and expected replacement rates utilizing historical experience. Recently released versions of the pump may not incur warranty costs in a manner similar to previously released pumps, on which the Company initially bases its warranty estimate of newer pumps. The Company may make further adjustments to the warranty reserve when deemed appropriate, giving additional consideration to the length of time the pump version has been in the field and future expectations of performance based on new features and capabilities that may become available through Tandem Device Updater.

The following table provides a reconciliation of the changes in product warranty liabilities for the three and nine months ended September 30, 2021 and 2020 (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Balance at beginning of period	$25,668	$17,823	$22,075	$16,724
Provision for warranties issued during the period	6,622	4,930	20,538	14,588
Settlements made during the period	(4,665)	(3,496)	(13,672)	(10,217)
Decrease in warranty estimates	(80)	(1,064)	(1,396)	(2,902)
Balance at end of period	$27,545	$18,193	$27,545	$18,193

As of September 30, 2021 and December 31, 2020, total product warranty reserves of $27.5 million and $22.1 million, respectively, were included in the following consolidated balance sheet accounts (in thousands):

	September 30, 2021	December 31, 2020
Other current liabilities	$11,299	$8,409
Other long-term liabilities	16,246	13,666
Total warranty reserve	$27,545	$22,075

Stock-Based Compensation
Stock-based compensation cost is measured at the grant date based on the estimated fair value of the award, and the portion that is ultimately expected to vest is recognized as compensation expense over the requisite service period on a straight-line basis. The Company estimates the fair value of stock options issued under the Company’s Amended and Restated 2013 Stock Incentive Plan (2013 Plan), and the fair value of the employees’ purchase rights under the Company’s 2013 Employee Stock Purchase Plan (ESPP), using the Black-Scholes option-pricing model on the date of grant. The Black-Scholes option-pricing model requires the use of assumptions about a number of variables, including stock price volatility, expected term, dividend yield and risk-free interest rate (see Note 8, “Stockholders’ Equity”). The fair value of restricted stock unit (RSU) awards issued under the 2013 Plan that vest solely based on service is estimated based on the fair market value of the underlying stock on the date of grant. The fair value of RSU awards issued under the 2013 Plan that vest based upon the Company’s actual performance relative to predefined performance metrics is estimated based on the fair market value of the underlying stock on the date of grant and the probability that the specified performance criteria will be met, subject to the awardee’s continuing service through the measurement date. We update our assessment each quarter of the probability that the specified performance criteria will be achieved, and adjust our estimate of the fair value of the performance-based RSUs if necessary.
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

For the three and nine months ended September 30, 2020, there was no difference in the weighted average number of shares used to calculate basic and diluted net loss per share due to the Company’s net loss position. For the three and nine months ended September 30, 2021, the numerator and denominator of the diluted net income per share computation were calculated as follows (in thousands):

	Three Months Ended September 30,	Nine Months Ended September 30,
	2021	2021
Net income - basic and diluted	$5,794	$4,758

Weighted average shares outstanding - basic	63,167	62,780
Dilutive common share equivalents:
Options to purchase common stock	1,297	1,239
Unvested restricted stock units	135	17
Warrants to purchase common stock	159	152
Awards to be granted under the ESPP	26	10
Convertible senior notes (if-converted)	—	—
Weighted average shares outstanding - diluted	64,784	64,198

Potentially dilutive securities outstanding and not included in the calculation of diluted net loss per share (because inclusion would be anti-dilutive) are as follows (in thousands, in common stock equivalent shares):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Options to purchase common stock	3,494	5,548	3,283	5,128
Unvested restricted stock units	—	134	—	61
Warrants to purchase common stock	1	383	1	383
Awards to be granted under the ESPP	—	42	—	21
Convertible senior notes (if-converted)	2,554	2,554	2,554	1,286
	6,049	8,661	5,838	6,879
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

3. Short-Term Investments
The Company invests in marketable securities primarily consisting of debt instruments of the U.S. Government, U.S. Government-sponsored enterprises, and financial institutions and corporations with strong credit ratings. The following represents a summary of the estimated fair value of short-term investments as of September 30, 2021 and December 31, 2020 (in thousands):

At September 30, 2021	Amortized Cost	Gross Unrealized Gain	Gross Unrealized Loss	Estimated Fair Value
Available-for-sale securities:
Commercial paper	$242,739	$8	$(1)	$242,746
U.S. Treasury securities	116,945	4	(18)	116,931
U.S. Government-sponsored enterprise	56,344	12	(6)	56,350
Corporate debt securities	63,595	5	(16)	63,584
Supranational bonds	3,007	—	—	3,007
Total	$482,630	$29	$(41)	$482,618

At December 31, 2020	Amortized Cost	Gross Unrealized Gain	Gross Unrealized Loss	Estimated Fair Value
Available-for-sale securities:
Commercial paper	$108,892	$5	$(1)	$108,896
U.S. Treasury securities	143,244	12	(2)	143,254
U.S. Government-sponsored enterprise	52,330	21	(1)	52,350
Corporate debt securities	85,788	48	(13)	85,823
Total	$390,254	$86	$(17)	$390,323
The contractual maturities of available-for-sale debt securities as of September 30, 2021, were as follows (in thousands):

	Years to Maturity
At September 30, 2021	Within One Year	One to Two Years	Estimated Fair Value
Commercial paper	$242,746	$—	$242,746
U.S. Treasury securities	59,125	57,806	116,931
U.S. Government-sponsored enterprise	30,869	25,481	56,350
Corporate debt securities	63,584	—	63,584
Supranational bonds	3,007	—	3,007
Total	$399,331	$83,287	$482,618
The Company has classified all marketable securities, regardless of maturity, as short-term investments based upon the Company’s ability and intent to use any of those marketable securities to satisfy the Company’s liquidity requirements.

The Company periodically reviews the portfolio of available-for-sale debt securities to determine if any investment is impaired due to changes in credit risk or other potential valuation concerns. Unrealized losses on available-for-sale debt securities at September 30, 2021 were not significant and were primarily due to changes in market interest rates. The Company does not intend to sell the available-for-sale debt securities that are in an unrealized loss position, and it is not more likely than not that the Company will be required to sell these debt securities before recovery of their amortized cost bases, which may be at maturity. Based on the credit quality of the available-for-sale debt securities in an unrealized loss position, and the Company’s estimates of future cash flows to be collected from those securities, the Company believes the unrealized losses are not credit losses. Accordingly, the Company did not recognize any impairment losses related to its available-for-sale debt securities at September 30, 2021.

4. Accounts Receivable and Inventories

Accounts Receivable
Accounts receivable consisted of the following (in thousands):

	September 30, 2021	December 31, 2020
Accounts receivable	$91,256	$86,052
Less: allowance for credit losses	(3,794)	(3,857)
Accounts receivable, net	$87,462	$82,195
Allowance for Credit Losses
The following table provides a reconciliation of the changes in the estimated allowance for expected accounts receivable credit losses for the three and nine months ended September 30, 2021 and 2020 (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Balance at beginning of the period	$3,673	$3,139	$3,857	$3,304
Provision for expected credit losses	588	653	1,462	2,181
Write-offs and adjustments, net of recoveries	(467)	(328)	(1,525)	(2,021)
Balance at end of the period	$3,794	$3,464	$3,794	$3,464
Inventories
Inventories consisted of the following as of September 30, 2021 and December 31, 2020 (in thousands):

	September 30, 2021	December 31, 2020
Raw materials	$17,939	$30,880
Work-in-process	22,086	15,664
Finished goods	25,709	17,177
Total inventories	$65,734	$63,721

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

The following table presents information about the Company’s financial assets and liabilities measured at fair value on a recurring basis as of September 30, 2021 and December 31, 2020, and indicates the fair value hierarchy of the valuation techniques utilized by the Company to determine such fair value (in thousands):

	Fair Value Measurements at September 30, 2021
	Total	Level 1	Level 2	Level 3
Assets
Cash equivalents(1)	$100,859	$100,859	$—	$—
Commercial paper	242,746	—	242,746	—
U.S. Treasury securities	116,931	116,931	—	—
U.S. Government-sponsored enterprise	56,350	—	56,350	—
Corporate debt securities	63,584	—	63,584	—
Supranational bonds	3,007	—	3,007	—
Total assets	$583,477	$217,790	$365,687	$—

Liabilities
Common stock warrants	$116	$—	$—	$116
Total liabilities	$116	$—	$—	$116

	Fair Value Measurements at December 31, 2020
	Total	Level 1	Level 2	Level 3
Assets
Cash equivalents(1)	$87,300	$87,300	$—	$—
Commercial paper	108,896	—	108,896	—
U.S. Treasury securities	143,254	143,254	—	—
U.S. Government-sponsored enterprise	52,350	—	52,350	—
Corporate debt securities	85,823	—	85,823	—
Total assets	$477,623	$230,554	$247,069	$—

Liabilities
Common stock warrants	$14,261	$—	$—	$14,261
Total liabilities	$14,261	$—	$—	$14,261
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
The Company’s Level 3 liabilities at September 30, 2021 and December 31, 2020 include the remaining Series A warrants issued by the Company in connection with the public offering of common stock in October 2017, and which expire in October 2022. As of September 30, 2021 and 2020, there were Series A warrants outstanding to purchase 1,000 shares and 158,200 shares, respectively, of the Company’s common stock (see Note 8, “Stockholders’ Equity”).

The Company reassesses the fair value of the outstanding Series A warrants at each reporting date utilizing a Black-Scholes pricing model. Variables used in the pricing model include the closing market price of the Company’s common stock at the balance sheet date, and estimates of stock price volatility, dividend yield, remaining warrant term and risk-free interest rate. The Company develops its estimates based on publicly available historical data. A significant increase (decrease) in any of these inputs in isolation, particularly the market price of the Company’s common stock, would have resulted in a significantly higher (lower) fair value measurement. The assumptions used to estimate the fair values of the outstanding Series A warrants at September 30, 2021 and December 31, 2020 are presented below:

	Series A Warrants
	September 30, 2021	December 31, 2020
Risk-free interest rate	0.1%	0.1%
Expected dividend yield	0.0%	0.0%
Expected volatility	39.9%	55.3%
Remaining term (in years)	1.1	1.8
The following table presents a summary of changes in the fair value of the Company’s Level 3 financial liabilities for the nine months ended September 30, 2021 and 2020:

	Nine Months Ended September 30,
	2021	2020
Balance at beginning of the period	$14,261	$23,509
Loss recognized from the change in fair value of common stock warrants	1,354	19,906
Common stock warrants exercised during the period	(15,499)	(26,011)
Balance at end of the period	$116	$17,404
Of the loss recognized from the change in fair value of common stock warrants for the nine months ended 2020, $8.5 million was attributable to warrants outstanding as of September 30, 2020. The corresponding amount for the nine months ended September 30, 2021 was negligible.
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
In March 2021, the Company entered into a second amendment (Second Amendment) to its lease agreement covering 59,013 square feet of general administrative office space (Existing Premises) located on Vista Sorrento Parkway in San Diego, California (Vista Sorrento Lease). The Second Amendment expanded the Existing Premises by adding 14,916 square feet of general administrative office space (Expansion Space), and extended the lease term for the Existing Premises through January 2028. The Expansion Space lease Commencement Date occurred in March 2021, and the lease term expires in January 2028. The Company has two options to extend the term of the Vista Sorrento Lease, covering both the Existing Premises and the Expansion Space, with each option providing for an additional period of five years. The Vista Sorrento Lease term was determined assuming the renewal options would not be exercised. The Company recognized right-of-use leased assets and corresponding operating lease liabilities of $15.1 million on the condensed consolidated balance sheet in the first quarter of 2021 related to the Second Amendment.

The Company’s lease cost recorded in the condensed consolidated statements of operations was as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Operating lease cost	$2,213	$1,914	$6,415	$5,569
Short-term lease cost	22	63	67	198
Total lease cost	$2,235	$1,977	$6,482	$5,767

Maturities of operating lease liabilities at September 30, 2021 were as follows (in thousands):

Years Ending December 31,
2021 (remaining)	$2,388
2022	9,197
2023	6,925
2024	5,720
2025	5,801
Thereafter	10,654
Total undiscounted lease payments	40,685
Less: amount representing interest	(5,744)
Present value of operating lease liabilities	34,941
Less: current portion of operating lease liabilities	(9,261)
Operating lease liabilities - long term	$25,680
The weighted-average remaining lease term and weighted-average discount rate for operating leases were as follows:

	September 30, 2021	December 31, 2020
Weighted-average remaining lease term (in years)	5.1	3.7
Weighted-average discount rate used to determine operating lease liabilities	5.6%	5.9%
Cash paid for amounts included in the measurement of lease liabilities, representing operating cash flows used for operating leases, was $7.1 million and $5.4 million for the nine months ended September 30, 2021 and 2020, respectively.
High Bluff Lease
In September 2021, the Company entered into a lease agreement for 181,949 square feet of additional general administrative, laboratory, and research and development office space (the Premises) located on High Bluff Drive in San Diego, California (the High Bluff Lease). Possession of the Premises is expected to be tendered to the Company by the landlord in two phases, with Phase I consisting of 143,850 rentable square feet, and Phase II consisting of 38,099 rentable square feet. The Company intends to use Phase I of the High Bluff Lease for operations currently located at four separate leased buildings on Roselle Street in San Diego, California that comprise 77,458 square feet in the aggregate, and that have lease terms which are expected to expire in May 2023.
As of September 30, 2021, the Commencement Date for the High Bluff Lease, which is the date upon which the Company will recognize operating lease right-of-use assets and liabilities, and begin recording lease expense, had not yet occurred. Accordingly, the operating lease right-of-use assets and operating lease liabilities recorded on the condensed consolidated balance sheet at September 30, 2021, and the disclosures of lease cost, maturities of operating lease liabilities, and the weighted-average remaining lease term and weighted-average discount rate above, do not include any amounts related to the High Bluff Lease.

The initial lease term Phase I Commencement Date is expected to occur upon the earlier of (i) the date upon which the Company first commences business in the Phase I portion of the Premises, and (ii) the date on which the Company is tendered possession of the Phase I portion of the Premises (which date is currently anticipated to be March 1, 2022). The Phase I Rent Commencement Date is expected to be the date which is six months following the Phase I Commencement Date (the Phase I Rent Commencement Date). The Phase II Commencement Date is expected to occur upon the earlier of (i) the date upon which the Company first commences business in the Phase II portion of the Premises, and (ii) May 1, 2025 (the Phase II Rent Commencement Date). The lease will expire approximately twelve years, eight months from the first day of the first full month following the Phase I Rent Commencement Date. The Company has two options to extend the term of the lease, with each option providing for an additional period of five years, by delivering written notice to the landlord in accordance with the terms of the High Bluff Lease.

The High Bluff Lease also includes a first right of offer with respect to an additional 34,569 rentable square feet of general office space should the space become available. The lease term and associated base rent for the additional space will not be known until the Company is notified that the additional space has become available, and the Company elects to lease the space on terms mutually satisfactory to the Company and the landlord.

The initial base rent for the High Bluff Lease is approximately $906,000 per month beginning on the Phase I Rent Commencement Date, and the base rent increases by approximately $255,000 per month on the Phase II Rent Commencement Date. The monthly base rent will increase annually by 3.0% on each annual anniversary of the respective Rent Commencement Date. In addition to the monthly base rent, the Company is required to pay its proportionate share of certain ongoing operating expenses throughout the duration of the lease. No base rent, other than the proportionate share of operating expenses, will be due for the Phase I portion of the Premises for months two through nine of the initial lease term, and for the Phase II portion of the Premises for months two through five following the Phase II Rent Commencement Date.

Future minimum payments for monthly base rent due under the initial lease term, are currently estimated to be as follows (in thousands), subject to a number of factors, including the actual Commencement Date of the lease:

Years Ending December 31,
2021 (remaining)	$—
2022	—
2023	6,453
2024	11,313
2025	12,694
2026 through 2035	160,764
Total(1)	$191,224
(1) The Company currently estimates that the Phase I Commencement Date will occur in the first quarter of 2022, and the Phase II Commencement Date will occur in the first quarter of 2025, at which time the respective operating lease right-of-use assets and liabilities will be recorded.
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

The liability and equity components of the Notes consisted of the following at September 30, 2021 and December 31, 2020 (in thousands):

	September 30, 2021	December 31, 2020
Liability:
Principal amount	$287,500	$287,500
Unamortized debt issuance costs	(6,468)	(5,446)
Unamortized debt discount	—	(79,070)
Net carrying amount	$281,032	$202,984
Carrying amount of the equity component	$—	$85,803

As of September 30, 2021, the unamortized debt issuance costs of $6.5 million associated with the Notes will be amortized to interest expense, at an effective interest rate of 2.2%, over the remaining term of the Notes of approximately 3.6 years.
The following table details interest expense recognized related to the Notes for the three and nine months ended September 30, 2021 and 2020 (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Contractual interest expense	$1,078	$1,078	$3,234	$1,797
Amortization of debt issuance costs	433	244	1,292	403
Amortization of debt discount	N/A	3,533	N/A	5,830
Total interest expense	$1,511	$4,855	$4,526	$8,030

The Notes will have a dilutive effect to the extent the average market price per share of the Company’s common stock for a given reporting period exceeds the Conversion Price of $112.57. As of September 30, 2021, the “if-converted value” did not exceed the principal amount of the Notes.
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
For accounting purposes, the Capped Call Transactions are separate transactions, and not part of the terms of the Notes. As these transactions met certain criteria under the applicable accounting guidance, the Capped Call Transactions were recorded in stockholders' equity and were not accounted for as derivatives. The cost of the Capped Call Transactions was recorded as a reduction of the Company’s additional paid-in capital in the Company’s consolidated balance sheet and will not be remeasured.

8. Stockholders’ Equity
Shares Reserved for Future Issuance

The following shares of the Company’s common stock were reserved for future issuance as of September 30, 2021 (in thousands):

Shares reserved for issuance upon conversion of Convertible Senior Notes	2,554
Shares underlying outstanding warrants	215
Shares underlying outstanding stock options	5,144
Shares underlying unvested restricted stock units	527
Shares authorized for issuance pursuant to awards granted under the ESPP	1,289
Shares authorized for future equity award grants	1,445
11,174

Common Stock Warrants

Warrants outstanding to purchase shares of the Company's common stock as of September 30, 2021 were as follows:

Issue Date	Exercise Price Per Share	Warrants Outstanding	Expiration Date of Warrants Outstanding
October 2017	$3.50	1,000	October 2022
March 2017	$23.50	193,788	March 2027
May 2012 - August 2012	$73.73	19,722	May 2022 - August 2022
		214,510

Each warrant allows the holder to purchase one share of the Company's common stock at the exercise price per share of the respective warrant. The Company issued 29,985 and 155,517 shares of its common stock, respectively, upon the exercise of warrants during the three and nine months ended September 30, 2021, and 257,000 and 291,894 shares of its common stock, respectively, upon the exercise of warrants during the three and nine months ended September 30, 2020.

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
Stock-Based Compensation
Common Stock Options
The Company did not grant any options to purchase shares of common stock during the three months ended September 30, 2021. The Company granted options to purchase 355,008 shares of common stock during the nine months ended September 30, 2021, and options to purchase 162,886 and 1,010,996 shares of common stock, respectively, during the three and nine months ended September 30, 2020. These options have an exercise price equal to the closing price of the Company’s common stock on the applicable award date, and generally vest as to 25% of the underlying shares on the first anniversary of the award, with the balance of the options vesting monthly over the following three years.

The Company estimates the fair value of stock options using the Black-Scholes option-pricing model on the grant date. The assumptions used in the Black-Scholes option-pricing model for common stock options were as follows:

	Stock Options
	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Weighted average grant date fair value (per share)	N/A	$67.64	$56.89	$52.83
Risk-free interest rate	N/A	0.4%	1.0%	0.6%
Expected dividend yield	N/A	0.0%	0.0%	0.0%
Expected volatility	N/A	75.3%	75.1%	74.5%
Expected term (in years)	N/A	6.1	6.1	6.1
Restricted Stock Units
The Company granted 94,746 and 437,340 restricted stock units (RSUs), respectively, during the three and nine months ended September 30, 2021. During the three and nine months ended September 30, 2020, the Company granted 2,846 and 134,694 RSUs, respectively. These RSUs have a grant value equal to the closing price of the Company’s common stock on the award date, and generally vest based only on service as to 25% of the underlying shares on the first anniversary of the award, with the balance of the RSUs vesting quarterly over the following three years. In addition, the Company granted 25,674 performance-based RSUs during the nine months ended September 30, 2021. The Company did not grant any performance-based RSUs during the three months ended September 30, 2021. The performance-based RSUs have a grant value equal to the closing price of the Company’s common stock on the award date, and vest upon the Company’s actual performance relative to predefined performance metrics and subject to the awardee’s continuing service through the December 31, 2024 measurement date. The weighted average grant date fair value of RSUs granted were as follows:

	Restricted Stock Units
	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Weighted average grant date fair value (per share)	$109.63	$105.41	$87.98	$82.82
Employee Stock Purchase Plan
The Company records stock-based compensation expense associated with the ESPP using the Black-Scholes option-pricing model. Valuations are performed on the grant date at the beginning of the purchase period, which generally occurs in May and November of each year. The assumptions used in the Black-Scholes option-pricing model for the ESPP were as follows:

	ESPP
	Nine Months Ended September 30,
	2021	2020
Weighted average grant date fair value (per share)	$29.24	$36.18
Risk-free interest rate	0.1%	0.2%
Expected dividend yield	0.0%	0.0%
Expected volatility	47.5%	65.7%
Expected term (in years)	1.3	1.3

The following table summarizes the allocation of stock-based compensation expense included in the condensed consolidated statements of operations for all stock-based compensation arrangements (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Cost of sales	$1,557	$2,138	$4,624	$6,464
Selling, general & administrative	11,278	8,866	31,570	32,077
Research and development	2,894	1,833	7,459	6,582
Total stock-based compensation expense	$15,729	$12,837	$43,653	$45,123
The total stock-based compensation expense capitalized as part of the cost of the Company’s inventories was $1.0 million at September 30, 2021, and $0.6 million at December 31, 2020.

9. Income Taxes
For the three and nine months ended September 30, 2021, the Company recognized income tax expense of $0.1 million and an income tax benefit of $2,000, respectively, on pre-tax income of $5.8 million and $4.8 million, respectively. The income tax benefit for the nine months ended September 30, 2021 was primarily attributable to excess tax benefits from stock compensation recorded discretely during the period, offset by state and foreign income tax expense as a result of current taxable income in certain jurisdictions.
For the three and nine months ended September 30, 2020, the Company recognized income tax expense of $39,000 on a pre-tax loss of $9.4 million, and an income tax benefit of $1.9 million on a pre-tax loss of $53.3 million, respectively. The income tax benefit for the nine months ended September 30, 2020 was primarily due to benefit associated with the release of valuation allowance related to the acquisition of Sugarmate, partially offset by state and foreign income tax expense as a result of current taxable income in those jurisdictions.
The Company calculated the provision for income taxes for the three and nine months ended September 30, 2021 by applying an estimate of the annual effective tax rate for the full year to ordinary income adjusted by the tax impact of discrete items. For the three and nine months ended September 30, 2020, the Company calculated the provision (benefit) for income taxes using a discrete effective tax rate method as the annual effective tax rate method would not provide a reliable estimate.

The Company continues to maintain a full valuation allowance against its net deferred tax assets as of September 30, 2021, based on the current assessment that it is not more likely than not these future benefits will be realized before expiration.

10. Business Segment and Geographic Information

Segment Reporting

Operating segments are identified as components of an enterprise about which discrete financial information is available for evaluation by the chief operating decision-maker (CODM) in making decisions regarding resource allocation and assessing performance. The Company is organized based on its current product portfolio, which consists primarily of insulin pumps, disposable insulin cartridges and infusion sets for the storage and delivery of insulin. The Company views its operations and manages its business as one segment and a single reporting unit because key operating decisions and resource allocations are made by the CODM using consolidated financial data.

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

Revenues by Geographic Region and Customer Sales Channels

During the three and nine months ended September 30, 2021 and 2020, no individual country outside the United States generated revenue that represented more than 10% of total revenue. The table below sets forth revenues for the Company’s two primary geographical markets, based on the geographic location to which its products are shipped.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
United States	$133,106	$107,517	$364,025	$276,340
International	46,521	16,086	128,778	54,425
Total Sales	$179,627	$123,603	$492,803	$330,765

Sales to distributors accounted for 68% and 74% of the Company’s total domestic sales for the three months ended September 30, 2021 and 2020, respectively, and 68% and 72% of total domestic sales for the nine months ended September 30, 2021 and 2020, respectively.

Sales to distributors accounted for 96% and 91% of the Company’s total international sales for the three months ended September 30, 2021 and 2020, respectively, and 95% and 93% of the Company’s total international sales for the nine months ended September 30, 2021 and 2020, respectively.
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

In September 2020, the Company was named as a defendant in a lawsuit entitled Buck Walsh, individually and on behalf of others similarly situated v. Tandem Diabetes Care, Inc., which was filed in the Superior Court of the State of California in the County of San Diego. The alleged violations include business and professions code and labor code violations for failure to compensate wages, unpaid meal and rest periods, and failure to reimburse for necessary business-related expenses. The case was brought as a class action and was later amended to also include a representative action under the California Private Attorney General Act, or PAGA. The class of plaintiffs includes hourly paid or non-exempt employees of the Company who were employed from April 6, 2016 through the date of adjudication. The parties recently agreed to resolve all claims in the lawsuit. The settlement of claims covered by the PAGA matter were approved by the Superior Court of the State of California in the County of San Diego on September 21, 2021 and settlement amounts were disbursed in October 2021. Also in October 2021, a settlement of the class action related claims was preliminarily approved by an independent arbitrator mutually acceptable to both parties. The class action is intended to resolve the claims of the individual plaintiff, as well as the remaining members of the class, unless an individual class member submits a timely request for exclusion. The material terms of the settlement are set forth in a binding Memorandum of Agreement dated as of July 1, 2021, which is subject to the completion of a number of conditions, as well as final approval by the independent arbitrator. There is no guarantee that the conditions will be met or that final approval will be obtained. If the final class settlement is not approved, or if other conditions to approval of the settlement are not met, the case will continue and the Company will continue to vigorously defend against the claims.

From time to time, the Company is involved in various other legal proceedings, regulatory matters, and other disputes or claims arising from or related to the normal course of our business activities, including actions with respect to intellectual property, data privacy, employment, regulatory, product liability and contractual matters. Although the results of legal proceedings, disputes and other claims cannot be predicted with certainty, the Company believes it is not currently a party to any legal proceeding(s) which, if determined adversely to the Company, would, individually or taken together, have a material adverse effect on the Company’s business, operating results, financial condition or cash flows. However, regardless of the merit of the claims raised or the outcome, legal proceedings may have an adverse impact on the Company as a result of defense and settlement costs, diversion of management time and resources, and other factors.
Except as set forth above, as of September 30, 2021 and December 31, 2020, there were no legal proceedings, regulatory matters, or other disputes or claims for which a material loss was considered probable or for which the amount (or range) of loss was reasonably estimable. However, regardless of the merits of the claims raised or the outcome, legal proceedings, regulatory matters, and other disputes and claims may have an adverse impact on the Company because of as a result of defense and settlement costs, diversion of management time and resources, and other factors.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
You should read the following discussion and analysis together with our financial statements and related notes in Part I, Item 1 of this Quarterly Report on Form 10-Q for the quarter ended September 30, 2021 (Quarterly Report).
This Quarterly Report contains forward-looking statements within the meaning of the federal securities laws, which statements are subject to considerable risks and uncertainties. These forward-looking statements are intended to qualify for the safe harbor from liability established by the Private Securities Litigation Reform Act of 1995. All statements included or incorporated by reference in this Quarterly Report, other than statements of historical fact, are forward-looking statements. You can identify forward-looking statements by the use of words such as “may,” “will,” “could,” “anticipate,” “expect,” “intend,” “believe,” “continue” or the negative of such terms, or other comparable terminology. Forward-looking statements also include the assumptions underlying or relating to such statements. In particular, forward-looking statements contained in this Quarterly Report may relate to, among other things, our future or assumed financial condition, results of operations, liquidity, trends impacting our financial results, business forecasts and plans, research and product development plans, manufacturing plans, strategic plans and objectives, capital needs and financing plans, product launches, geographic expansion, distribution plans, production capacity, clinical trials, regulatory approvals, competitive position and the impact of changes in the competitive environment, the impact of the COVID-19 global pandemic on our business, supply chain, and the businesses of our contract manufacturers and suppliers, integration of acquisitions and partner technologies, and the application of accounting guidance. We caution you that the foregoing list may not include all of the forward-looking statements made in this Quarterly Report.
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
Since our initial commercial launch, we have rapidly innovated and brought more products to market than our competitors. We have commercially launched seven insulin pump configurations in the United States since 2012 and three insulin pump configurations outside the United States since 2018. Today, our software-updatable t:slim X2 hardware platform represents 100% of our new pump shipments. We now have approximately 296,000 customers in our global installed base, assuming a typical four year reimbursement cycle, of which 26% are in international markets.

Our simple-to-use t:slim X2 is based on our proprietary technology platform and is the smallest durable insulin pump available in the United States. We have commercially offered our pump technology integrated with three generations of Dexcom’s continuous glucose monitoring (CGM) sensors. The t:slim X2 is the only pump on which remote software updates have been made commercially available in the United States. This experience, which offers and supports different software updates quickly and easily from a personal computer through the use of our revolutionary tool referred to as Tandem Device Updater (TDU), is now available in the countries in which we serve worldwide and provides us with a unique competitive advantage. Two of our updates provided our users access to our automated insulin delivery (AID) algorithms, Basal-IQ technology and Control-IQ technology. Basal-IQ technology launched domestically in the third quarter of 2018 and its international rollout began in the third quarter of 2019. Basal-IQ is a predictive low glucose suspend feature that is designed to temporarily suspend insulin delivery to help reduce the frequency and duration of hypoglycemic events. Control-IQ technology launched domestically in the first quarter of 2020 and its international rollout began in the third quarter of 2020. Our Control-IQ technology is an advanced hybrid-closed loop feature, designed to help increase a user's time in their targeted glycemic range. By the fourth quarter of 2021, we will have substantially completed our scaled launch of Control-IQ technology outside the United States, which was staged based on the timing of necessary regulatory clearances or approvals. It is the first system cleared by the U.S. Food and Drug Administration (FDA) to deliver automatic correction boluses in addition to adjusting insulin to help prevent high and low blood sugar. Approximately 200,000 t:slim X2 users worldwide have our Control-IQ algorithm. However, we continue to offer both AID algorithms to support the varying needs of people living with diabetes.
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
In support of our digital health strategy, we continue to offer and improve t:connect and TDU, and develop and launch other complementary offerings. In the third quarter of 2020, we launched our first-generation t:connect mobile application in the United States. This mobile app wirelessly uploads pump data to our t:connect diabetes management application, receives notification of pump alerts and alarms, and provides a discrete, secondary display of glucose and insulin data. The availability of this mobile app is intended to reduce patient burden and increase healthcare provider office efficiency by reducing the manual and more time-consuming steps historically required for data extraction. In addition, in the second quarter of 2020, we acquired Sugarmate, the developer of a popular app designed to help people visualize diabetes therapy data in innovative ways that also connects with many other popular, consumer-friendly devices. We continue to support the Sugarmate app in addition to our t:connect mobile app to provide a wide variety of features intended to benefit a broad community of people with diabetes. In the second quarter of 2021, we began limited testing of an initial version of Tandem Source, our second-generation data management platform, in the United Kingdom. We continue to develop and test new features for Tandem Source in anticipation of a future commercial release of the product.
For the nine months ended September 30, 2021 and 2020, our consolidated sales were $492.8 million and $330.8 million, respectively. For the nine months ended September 30, 2021 and 2020, we reported net income of $4.8 million and net loss of $51.4 million, respectively. Worldwide pump sales accounted for 59% and 62% of our total sales for the nine months ended September 30, 2021 and 2020, respectively, while pump-related supplies and accessories accounted for the remainder in each year. Our accumulated deficit as of September 30, 2021 and December 31, 2020 was $645.4 million and $659.2 million, respectively. These amounts included $337.1 million and $292.1 million of accumulated non-cash stock-based compensation charges and non-cash charges from the change in fair value of common stock warrants as of September 30, 2021 and December 31, 2020, respectively.

In the United States, we have rapidly increased sales since the commercial launch of our first product by expanding our sales, clinical and marketing organization, through our development, commercialization and marketing of multiple differentiated products that utilize our proprietary technology platform and consumer-focused approach, and by providing strong customer support. Our sales have further increased following our scaled product launches in an expanding number of geographies outside the United States. We believe that by demonstrating our product benefits and the shortcomings of existing insulin therapies, more people will choose our insulin pumps for their therapy needs, allowing us to further penetrate and expand the market worldwide. In addition, we believe publications, such as the results from studies using Control-IQ technology that were published in the New England Journal of Medicine in October 2019 and August 2020, and post-market real-world data will be valuable in demonstrating the clinical outcome benefits derived from our system to healthcare providers and payors. We also believe we are positioned well to address consumers’ needs and preferences with our current products and products under development and by offering customers access to our future innovations through TDU as they are approved by the local regulating bodies. At the same time, by innovating and offering new product features and benefits using our t:slim X2 platform, we are able to leverage a shared global manufacturing and supply chain infrastructure. In the United States, we are able to leverage a single sales, marketing, and clinical organization, as well as our customer support services to support our business and engage with our consumers, customers and healthcare providers. In Canada, we have a separate sales organization and our customer support infrastructure benefits from close collaboration with our United States organization. In other international geographies, we have contracted with experienced distribution partners to commercialize and support our t:slim X2 platform.
COVID-19 Global Pandemic Impact and Considerations
We are deemed an essential healthcare business under applicable governmental orders based on the critical nature of the products we offer and the communities we serve. We experienced modest impacts from the COVID-19 global pandemic during the first quarter of 2020, which became more pronounced beginning in the second quarter of 2020 and continued through to the current period. Initially, the impact on our business was relatively consistent worldwide but we have since seen varying degrees of impact in individual markets based on local conditions.
Commercially, during the first nine months of 2021, we saw a gradual increase in the amount of in-person sales and training activities in the United States as vaccination availability expanded and social-distancing requirements were relaxed. During the third quarter of 2021, we also saw reduced availability of customers and healthcare providers relating to people taking time off to vacation, which adversely impacted our worldwide sales of new pumps to customers during the period. This is a common seasonal pattern outside the United States, but was seen more prominently domestically than in previous years due to the lessening of COVID-19 restrictions during the quarter. Later in the third quarter, as diagnosis rates for COVID-19 variants began to increase, we saw sales activities begin to shift to fewer live interactions once again. In addition, labor shortages at healthcare prescriber offices related to impacts from COVID-19 can adversely impact our sales productivity and result in practice inefficiencies. We continue to see variability across the country and anticipate fluctuations between in-person and remote interactions will also continue.
We anticipate that our sales and operating results will continue to be adversely impacted and subject to unpredictable variability for the duration of the pandemic. For example, during the early stages of the pandemic, we experienced delays of certain programs of up to six months from when they were originally planned, such as human factors studies associated with our product development efforts. More recently, recruiting and hiring new employees has proven more difficult due to generalized labor shortages impacting global markets. There is substantial competition for talent in the markets in which we operate as the economy is entering a recovery phase and businesses increase hiring to meet heightened demand. In addition, regulatory timelines have been and may continue to be difficult to predict as the FDA has stated that its review process may take longer than normal due to the impact of the COVID-19 global pandemic, and we have experienced delays in the review of pending submissions. The full extent of the impact of the COVID-19 global pandemic on our future business and operations is difficult to estimate and will depend on a number of factors including the scope and duration of the COVID-19 global pandemic, and the relative impact of COVID-19 on the business operations of our contract manufacturers, suppliers and competitors.
We have taken steps to prioritize the health and safety of our employees and customers during the COVID-19 global pandemic, while working to maintain a continuous supply of products, training and customer support. To that end, we have increased the frequency of our communications to employees, suppliers, customers, and healthcare providers. Until recently, we restricted nearly all non-essential employee travel and banned non-essential visitors from all of our facilities. We have recently modified those restrictions to allow for some limited employee travel and visitors to our facilities with controls. To help ensure the safety and health of our employees in manufacturing and warehousing positions involved in production and fulfillment operations, we have implemented preventative measures by requiring employees to wear masks and perform temperature checks before each shift.

In early 2020, we initiated having regular discussions with our key suppliers regarding their abilities to fulfill existing orders and assess their ongoing capacity. During the first six months of 2020, we experienced certain challenges managing our inventory, primarily due to the impacts of the COVID-19 global pandemic. For example, in the first quarter of 2020, we observed customers purchasing cartridges and infusion sets at a higher rate than anticipated; however, we have not observed similar patterns in more recent periods. Nevertheless, our infusion set manufacturer continues to experience certain inventory constraints which have resulted in us asking some customers to accept substitutions of similar products to prevent delays in order fulfillment. Additionally, at various times since the beginning of the pandemic, components of our inventory were below our targeted stocking levels.
We use components from various suppliers to build our products. While we have adequate raw material inventory for a substantial portion of our pump and cartridge components, we are below our targeted stocking levels for others. Currently, we do not anticipate a significant disruption in our ability to manufacture insulin pumps and cartridges, nor do we anticipate our third-party manufacturers will be unable to provide sufficient quantities to meet product demand during the remainder of 2021. However, we continue to monitor factors that could negatively impact our supply chain, such as global shortages of semiconductors and copper that are needed to manufacture our insulin pumps and accessories, as well as custom components for our insulin pumps and cartridges where we rely on a limited number of qualified suppliers. At this time, we believe many of our suppliers are deemed essential businesses under applicable governmental orders, and are not at risk of being subject to orders requiring facility closures. We could experience these or other challenges with our supply chain if demand for our products meaningfully exceeds our current forecasts, or if continued proliferation of the virus, resurgences, or the emergence of new variants results in additional or prolonged restrictions that impact global supply chains.
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
Products Under Development
Our products under development support our strategy of focusing on both consumer and clinical needs, and include connected (mobile) health offerings, a next-generation hardware platform, which we refer to as the t:sport Insulin Delivery System (t:sport), AID system enhancements, and additional CGM integrations with our current and future products. We intend to leverage our consumer-focused approach and proprietary technology platform to continue to develop products that have the features and functionality that will allow us to meet the needs of people in differentiated segments of the insulin-dependent diabetes market, including the following:
•Connected (Mobile) Health Offerings – In the third quarter of 2020, we began offering the first version of our t:connect mobile application that wirelessly uploads pump data to our cloud-based t:connect diabetes management application, receives notification of pump alerts and alarms, and provides a discrete, secondary display of glucose and insulin data. Future updates of our mobile application are planned to include mobile bolus delivery, additional pump control features, integrate other health-related information from third-party sources and support future capabilities for our products under development. We are designing our future mobile applications to enhance the user experience, streamline the pump and supplies purchasing process, and provide internal efficiencies. We also plan to use data from our centralized system for new product development, continuous product improvement, and for the generation of health economic outcomes data, and it may ultimately support other advanced technology and patient monitoring services.
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

•AID Enhancements – We intend to further enhance our automated insulin delivery system and we are planning and performing numerous clinical studies in diverse user populations to support the development of expanded labeling indications and new product features. These include algorithm enhancements intended to improve clinical outcomes, as well as new features for greater personalization and refinements to the overall system usability.
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
In the four-year period ended September 30, 2021, we shipped approximately 296,000 insulin pumps, of which approximately 219,000 were shipped to customers in the United States and approximately 77,000 were shipped to international markets.
Pump shipments to customers in the United States by fiscal quarter were as follows:

	Pump Units Shipped for Each of the Three Months Ended in Respective Years - U.S.
	March 31	June 30	September 30	December 31	Total
2012	0	9	204	844	1,057
2013	852	1,363	1,851	2,406	6,472
2014	1,723	2,235	2,935	3,929	10,822
2015	2,487	3,331	3,431	6,234	15,483
2016	4,042	4,582	3,896	4,418	16,938
2017	2,816	3,427	3,868	6,950	17,061
2018	4,444	5,447	7,379	12,935	30,205
2019	9,669	12,799	13,814	17,453	53,735
2020	13,158	14,735	18,380	24,552	70,825
2021	16,644	20,665	20,296	N/A	57,605
Pump shipments to international customers by fiscal quarter were as follows:

	Pump Units Shipped for Each of the Three Months Ended in Respective Years - International
	March 31	June 30	September 30	December 31	Total
2018	N/A	N/A	1,055	3,233	4,288
2019	5,063	8,459	4,025	2,149	19,696
2020	4,220	3,952	3,641	8,133	19,946
2021	8,708	13,152	11,262	N/A	33,122

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
•incidence of disease or illness, including the COVID-19 global pandemic, that may impact customer purchasing patterns or disrupt our supply chain, or create uncertainty or delay with respect to regulatory approvals;
•timing of holidays and summer vacations, which may vary by geography and may be further influenced by the lifting or relaxation of COVID-19 related restrictions during 2021 and broader availability of vaccines;
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

In addition to working to achieve our sales growth expectations, in the long-term we intend to continue to leverage our infrastructure investments to realize additional manufacturing, sales, marketing and administration cost efficiencies with the goal of improving our operating margins and ultimately achieving sustained profitability. We achieved profitability for the first time in the fourth quarters of 2018, 2019 and 2020, and were profitable for the nine months ended September 30, 2021. Though we have yet to achieve profitability consistently from period to period, we believe we can ultimately achieve sustained profitability by driving incremental sales growth in U.S. and international markets, meeting our pump renewal sales objectives, maximizing manufacturing efficiencies on increased production volumes, and leveraging the investments made in our sales, clinical, marketing and customer support organizations.
Components of Results of Operations
Sales
We offer products for people with insulin-dependent diabetes. We commenced commercial sales of our original t:slim insulin pump platform in the United States in the third quarter of 2012 and continued to launch various iterations of that platform during the following years. In October 2016, we began shipping our flagship pump platform, the t:slim X2 insulin pump. The t:slim X2 insulin pump platform with remote software update capabilities, now represents 100% of our new pump shipments and is used by nearly all of our in-warranty customers. Our products also include disposable insulin cartridges and infusion sets, as well as our complementary t:connect, TDU and mobile application products. We also offer additional accessories including protective cases, belt clips, and power adapters, although sales of these products are not significant.
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
Since early 2020, the COVID-19 global pandemic had a major impact on businesses around the world. We experienced only a modest negative impact from the pandemic during the first quarter of 2020, which became more pronounced in the second quarter through the end of the year. Initially, the impact on our business was relatively consistent worldwide but we have since seen varying degrees of impact in individual markets based on local conditions. Commercially, during the first nine months of 2021, we saw a gradual increase in the amount of in-person sales and training activities in the United States as vaccination availability expanded and social-distancing requirements were relaxed. During the third quarter, we also saw reduced availability of customers and healthcare providers relating to people taking time off to vacation, which adversely impacted our worldwide sales of new pumps to customers during the period. We anticipate that our sales may not follow historical trends and may be subject to unpredictable variability in the coming months based on varying levels of impact of the global pandemic across the markets in which we operate. The full extent of the impact of the COVID-19 global pandemic on our business and operations will depend on a number of factors, including the scope and duration of the pandemic, varying government responses to the pandemic and potential delays to product development timelines.
Separate from any impacts of the COVID-19 global pandemic, our quarterly sales have historically fluctuated, and may continue to fluctuate substantially in the periods surrounding anticipated and actual regulatory approvals and commercial launches of new products by us or our competitors. We believe customers may defer purchasing decisions if they believe a new product may be launched in the future. Additionally, upon the announcement of FDA approval or commercial launch of a new product, either by us or one of our competitors, potential new customers may reconsider their purchasing decisions or take additional time to consider such FDA approval or product launch before making their purchasing decisions. For example, we believe certain customers paused their decision-making during the second half of 2019 in anticipation of the commercial availability of the t:slim X2 with Control-IQ technology, and similar occurrences may occur in future periods. However, it is difficult to quantify the extent of the impact of these or similar events on future purchasing decisions.
Cost of Sales
Historically, we have manufactured our pumps and disposable insulin cartridges at our manufacturing facility in San Diego, California. Near the end of the first quarter of 2020, our third-party cartridge manufacturer completed validation and commenced commercial-scale manufacturing to supplement our existing cartridge manufacturing capacity. We expect to increase production capacity and volumes at our third-party cartridge manufacturer over the next 24 months and concurrently reduce our t:slim cartridge manufacturing capacity in our existing facility in order to create capacity for t:sport cartridge manufacturing in the future. Infusion sets and pump accessories are manufactured by third-party suppliers. Cost of sales includes raw materials, labor costs, manufacturing overhead expenses, product training costs, royalties, freight, reserves for expected warranty costs, costs of supporting our digital health platforms, scrap and charges for excess and obsolete inventories. Manufacturing overhead expenses include expenses relating to quality assurance, manufacturing engineering, material procurement, inventory control, facilities, equipment, information technology and operations supervision and management. We anticipate that our cost of sales will continue to increase as our product sales increase.

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
Selling, General and Administrative
Our selling, general and administrative (SG&A) expenses primarily consist of salary, cash-based incentive compensation, fringe benefits and non-cash stock-based compensation for our executive, financial, legal, marketing, sales, clinical, customer support, technical services, insurance verification, regulatory affairs and other administrative functions. We have approximately 95 sales territories in the United States as of September 30, 2021 and have commenced an expansion in the fourth quarter of 2021 to approximately 110 sales territories and related customer service functions. Our existing territories are generally maintained by sales representatives and field clinical specialists, and supported by managed care liaisons, additional sales management and other customer support personnel, which have also been rapidly expanding to support our growing installed base. Our operations in Canada are comprised of approximately ten sales territories. Other significant SG&A expenses include those incurred for product demonstration samples, commercialization activities associated with new product launches, travel, trade shows, outside legal fees, independent auditor fees, outside consultant fees, insurance premiums, facilities costs and information technology costs. Overall, we expect our SG&A expenses, including the cost of our customer support infrastructure, to increase as our customer base grows in the United States and international markets. We may experience additional costs as our employees return to work at our offices and as we adapt to alternative hybrid work models, or as needed to respond to general labor shortages and heightened competition for employees with specialized skills. In addition, we will continue to evaluate, and may further increase, the number of our field sales and clinical personnel in order to optimize the coverage of our existing territories. Additionally, we recognized higher non-cash stock-based compensation expense through the first half of 2020, and experienced a reduction in expense beginning in the third quarter of 2020 as certain 2018 employee stock option grants became fully amortized. We anticipate that we will continue to see improvement in non-cash stock-based compensation expense as a percent of sales in future years. Our SG&A expenses may be affected by our response to the COVID-19 global pandemic, including reduced spending in areas such as non-essential employee travel, which may be offset by increased spending to support measures designed to prioritize the retention, health, safety and welfare of our employees. In the longer term, SG&A expenses may also increase due to anticipated costs associated with additional compliance and regulatory reporting requirements.

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
Other Income and Expense

Other income and expense primarily consists of changes in the fair value of certain warrants issued in connection with our public offering of common stock in October 2017, interest expense which includes the amortization of debt issuance costs related to our 1.50% Convertible Senior Notes due 2025, issued in May 2020 (our Notes), and interest earned on our cash equivalents and short-term investments. We expect interest expense in future quarters to be comparable with that of the first three quarters of 2021, assuming that none of the Notes are converted or redeemed in future periods. We expect the revaluation of the outstanding Series A warrants will not have a significant impact on our other income and expense from the fourth quarter of 2021, through the fourth quarter of 2022 when the remaining warrants expire.
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

Results of Operations

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands, except percentages)	2021	2020	2021	2020
Sales:
Domestic	$133,106	$107,517	$364,025	$276,340
International	46,521	16,086	128,778	54,425
Total sales	179,627	123,603	492,803	330,765
Cost of sales	82,882	58,290	230,317	160,801
Gross profit	96,745	65,313	262,486	169,964
Gross margin	54%	53%	53%	51%
Operating expenses:
Selling, general and administrative	64,923	50,228	190,009	150,385
Research and development	24,102	16,094	62,562	46,198
Total operating expenses	89,025	66,322	252,571	196,583
Operating income (loss)	7,720	(1,009)	9,915	(26,619)
Other income (expense), net:
Interest income and other, net	31	143	721	1,235
Interest expense	(1,511)	(4,855)	(4,526)	(8,030)
Change in fair value of common stock warrants	(392)	(3,648)	(1,354)	(19,906)
Total other expense, net	(1,872)	(8,360)	(5,159)	(26,701)
Income (loss) before income taxes	5,848	(9,369)	4,756	(53,320)
Income tax expense (benefit)	54	39	(2)	(1,938)
Net income (loss)	$5,794	$(9,408)	$4,758	$(51,382)

Comparison of the Three Months Ended September 30, 2021 and 2020
Sales. For the three months ended September 30, 2021, sales were $179.6 million, which included $46.5 million of international sales. Sales were $123.6 million for the same period in 2020, which included $16.1 million of international sales.

The increase in worldwide sales of $56.0 million in the third quarter of 2021 compared to the third quarter of 2020 was driven by a 43% increase in worldwide pump shipments to 31,558 in the third quarter of 2021, compared to 22,021 in the third quarter of 2020, and a 71% increase in pump-related supply sales. Sales of pump-related supplies increased primarily due to 58% growth in our estimated worldwide installed base of customers.

Domestic sales by product were as follows (in thousands):

	Three Months Ended September 30,
	2021	2020
Pump	$78,771	$69,464
Infusion sets	37,725	26,133
Cartridges	16,289	11,767
Other	321	153
Total Domestic Sales	$133,106	$107,517

Domestic pump sales were $78.8 million for the third quarter of 2021, compared to $69.5 million in the third quarter of 2020. Domestic pump shipments were 20,296 in the third quarter of 2021, compared to 18,380 in the third quarter of 2020. The increase in pump shipments was primarily due to continued strong demand for our products following the January 2020 domestic launch of our t:slim X2 insulin pump with Control-IQ technology, offset by the impact from increased travel and vacations by both customers and healthcare providers in the United States, as well as increased rates of infection related to COVID-19 variants. Sales of pump-related supplies increased primarily due to a 45% increase in our estimated domestic installed base of customers. Sales to distributors accounted for 68% and 74% of our total domestic sales for the three months ended September 30, 2021 and 2020, respectively. Our percentage of sales to distributors versus individual customers is principally determined by the mix of customers ordering our products within the period and whether or not we have a contractual arrangement with their underlying third-party insurance payor.

International sales by product were as follows (in thousands):

	Three Months Ended September 30,
	2021	2020
Pump	$23,762	$9,045
Infusion sets	16,175	5,118
Cartridges	6,269	1,761
Other	315	162
Total International Sales	$46,521	$16,086
International pump sales were $23.8 million for the third quarter of 2021, compared to $9.0 million in the third quarter of 2020, as pump shipments increased 209% compared to the same period in the prior year due to strong demand for our products as we continue to expand the launch of Control-IQ technology, which began in the third quarter of 2020, outside the United States, as well as the varying impact of the global pandemic. Sales of pump-related supplies benefited from a 115% increase in our estimated international installed base of customers. The ordering patterns of our international distributors for pumps and supplies is highly variable from period to period, particularly during the typical third quarter European holiday season. This variability was compounded by the varying levels of impact of the global pandemic across the international markets in which we operate. Sales to distributors accounted for 96% and 91% of our total international sales for the three months ended September 30, 2021 and 2020, respectively.
Cost of Sales and Gross Profit. Our cost of sales for the three months ended September 30, 2021 was $82.9 million, resulting in gross profit of $96.7 million, compared to cost of sales of $58.3 million and gross profit of $65.3 million for the same period in 2020. The gross margin for the three months ended September 30, 2021 was 54%, compared to 53% in the same period in 2020.
The increase in our gross profit for the three months ended September 30, 2021 was primarily the result of the $56.0 million increase in total sales. Gross profit and gross margin both benefited from improvement in the per unit manufacturing costs for pumps and cartridges from efficiencies in the manufacturing process, leverage of fixed overhead and increased volumes from our third-party cartridge manufacturer. On an aggregate basis, non-manufacturing costs, which primarily consist of warranty, royalty, freight, training and digital health product support costs, also reflected improvement on a per unit basis. To a lesser extent, overall average selling prices slightly pressured gross margin as international pump sales comprised a greater portion of total pump sales compared to the prior year, while supply average selling prices reflected modest benefit from the growth of our international installed base. Royalty expense was $1.9 million for the three months ended September 30, 2021, compared to $1.7 million in the same period in 2020. Other factors that have and may continue to have an impact on the gross margin percentage are changes in product and customer mix. Pump sales, which have the highest gross margin, were 57% of total worldwide sales in the third quarter of 2021 versus 64% in the third quarter of 2020. Non-cash stock-based compensation expense allocated to cost of sales was $1.6 million for the three months ended September 30, 2021, compared to $2.1 million in the same period in 2020.

Selling, General and Administrative Expenses. SG&A expenses increased 29% to $64.9 million for the three months ended September 30, 2021 from $50.2 million for the same period in 2020. Employee-related expenses for our SG&A functions comprise the majority of SG&A expenses. The increase compared to 2020 was primarily the result of a $9.2 million increase in salaries, incentive compensation and other employee benefits due to an increase in personnel to support additional sales territories, higher sales and other services in support of our growing installed customer base, and a $2.4 million increase in non-cash stock-based compensation expense. Non-cash stock-based compensation expense allocated to SG&A was $11.3 million for the three months ended September 30, 2021, compared to $8.9 million in the same period in 2020. The increase in non-cash stock-based compensation expense was associated with increased headcount in 2020 and 2021. We also experienced a $3.1 million increase in other non-employee discretionary spending, including information technology, supplies, outside services and travel costs.
Research and Development Expenses. R&D expenses increased 50% to $24.1 million for the three months ended September 30, 2021 from $16.1 million for the same period in 2020. The increase in R&D expenses was primarily the result of an increase of $4.8 million in salaries, incentive compensation and other employee benefits due to an increase in personnel to support our product development efforts. Non-cash stock-based compensation expense allocated to R&D was $2.9 million for the three months ended September 30, 2021, compared to $1.8 million in the same period in 2020. Non-employee discretionary spending also increased $2.1 million for product development, facilities and maintenance costs.
Other Income (Expense), Net. Total other expense, net for the three months ended September 30, 2021 was $1.9 million compared to $8.4 million in the same period in 2020. Total other expense, net for the three months ended September 30, 2021 primarily consisted of $1.5 million of interest expense which included the amortization of debt issuance costs related to our Notes issued in the second quarter of 2020, and a $0.4 million revaluation loss from the change in the fair value of certain warrants. Total other expense, net for the three months ended September 30, 2020 consisted of a $3.6 million loss on revaluation from the change in the fair value of certain warrants, and $4.9 million of interest expense which included the amortization of debt discount and debt issuance costs related to our Notes. The decrease in interest expense was primarily due to the adoption of ASU No. 2020-06 in the first quarter of 2021 (see Note 7, “Convertible Senior Notes”).

Comparison of the Nine Months Ended September 30, 2021 and 2020
Sales. For the nine months ended September 30, 2021, sales were $492.8 million, which included $128.8 million of international sales. For the nine months ended September 30, 2020, sales were $330.8 million, which included $54.4 million of international sales.
The increase in worldwide sales of $162.0 million in the first nine months of 2021 compared to the first nine months of 2020 was driven by a 56% increase in worldwide pump shipments to 90,727 in the first nine months of 2021, compared to 58,086 in the first nine months of 2020, and a 58% increase in pump-related supply sales. Sales of pump-related supplies increased primarily due to a 58% growth in our estimated worldwide installed base of customers.

Domestic sales by product were as follows (in thousands):

	Nine Months Ended September 30,
	2021	2020
Pump	$221,724	$175,550
Infusion sets	97,251	68,883
Cartridges	44,136	31,418
Other	914	489
Total Domestic Sales	$364,025	$276,340

Domestic pump sales were $221.7 million for the first nine months of 2021, compared to $175.6 million in the first nine months of 2020, as pump shipments increased 24% compared to the same period in the prior year due to continued strong demand for our products following the January 2020 domestic launch of our t:slim X2 insulin pump with Control-IQ technology. Domestic pump shipments were 57,605 in the first nine months of 2021 compared to 46,273 in the first nine months of 2020. Sales of pump-related supplies increased primarily due to a 45% increase in our estimated domestic installed base of customers. Sales to distributors accounted for 68% and 72% of our total domestic sales for the nine months ended September 30, 2021 and 2020, respectively. Our percentage of sales to distributors versus individual customers is principally determined by the mix of customers ordering our products within the period and whether or not we have a contractual arrangement with their underlying third-party insurance payor.

International sales by product were as follows (in thousands):

	Nine Months Ended September 30,
	2021	2020
Pump	$70,300	$27,985
Infusion sets	41,074	18,794
Cartridges	16,878	7,315
Other	526	331
Total International Sales	$128,778	$54,425

International pump sales were $70.3 million for the first nine months of 2021, compared to $28.0 million in the first nine months of 2020, as pump shipments increased 180% compared to the same period in the prior year due to strong demand for our products as we continue to expand the launch of Control-IQ technology, which began in the third quarter of 2020, outside the United States. Sales of pump-related supplies increased primarily due to an 115% increase in our estimated international installed base of customers. The ordering patterns of our international distributors for pumps and supplies is highly variable from period to period, particularly during the typical third quarter European holiday season. This variability was compounded by the varying levels of impact of the global pandemic across the international markets in which we operate. Sales to distributors accounted for 95% of our total international sales for the nine month period ended September 30, 2021, and 93% for the same period in 2020.

Cost of Sales and Gross Profit. Our cost of sales for the nine months ended September 30, 2021 was $230.3 million resulting in gross profit of $262.5 million, compared to cost of sales of $160.8 million and gross profit of $170.0 million for the same period in 2020. The gross margin for the nine months ended September 30, 2021 was 53% compared to 51% in the same period in 2020.

The increase in our gross profit for the nine months ended September 30, 2021 was primarily the result of the $162.0 million increase in total sales. Gross profit and gross margin both benefited from improvement in the per unit manufacturing costs for pumps and supplies from efficiencies in the manufacturing process, leverage of fixed overhead, increased volumes from our third-party cartridge manufacturer as well as labor and material cost reductions. On an aggregate basis, non-manufacturing costs, which primarily consist of warranty, royalty, freight, training and digital health product support costs, also reflected improvement on a per unit basis. To a lesser extent, overall average selling prices slightly pressured gross margin as international pump sales comprised a greater portion of total pump sales compared to the prior year, while supply average selling prices reflected modest benefit from the growth of our international installed base. Royalty expense was $5.4 million for the nine months ended September 30, 2021, compared to $4.7 million in the same period in 2020. Other factors that have and may continue to impact the gross margin percentage are changes in product and geographical mix and the level of non-cash stock-based compensation allocated to cost of sales. Pump sales, which have the highest gross margin, were 59% of total worldwide sales in the first nine months of 2021 compared to 62% in the same period in 2020. Non-cash stock-based compensation expense allocated to cost of sales was $4.6 million for the nine months ended September 30, 2021, compared to $6.5 million in the same period in 2020.

Selling, General and Administrative Expenses. SG&A expenses increased 26% to $190.0 million for the nine months ended September 30, 2021 from $150.4 million for the same period in 2020. Employee-related expenses for our SG&A functions comprise the majority of SG&A expenses. The increase compared to 2020 was primarily the result of a $25.7 million increase in salaries, incentive compensation and other employee benefits due to an increase in personnel to support additional sales territories, higher sales and other services in support of our growing installed customer base. Non-cash stock-based compensation expense allocated to SG&A was $31.6 million for the nine months ended September 30, 2021, compared to $32.1 million in the same period in 2020. The increase in non-cash stock-based compensation expense associated with increased headcount in 2020 and 2021, was more than offset by a decrease in non-cash stock-based compensation expense from the valuation of certain 2018 employee stock option grants which became fully amortized in the second quarter of 2020. We also experienced a $14.4 million increase in other non-employee discretionary spending, including outside consulting, software maintenance and outside services.
Research and Development Expenses. R&D expenses increased 35% to $62.6 million for the nine months ended September 30, 2021 from $46.2 million for the same period in 2020. The increase in R&D expenses was primarily the result of an increase of $11.8 million in salaries, incentive compensation and other employee benefits due to an increase in personnel to support our product development efforts. Non-cash stock-based compensation expense allocated to R&D was $7.5 million for the nine months ended September 30, 2021, compared to $6.6 million in the same period in 2020. We also experienced a $3.7 million increase in other non-employee discretionary spending, including software maintenance, equipment and product development costs.
Other Income (Expense), Net. Total other expense, net for the nine months ended September 30, 2021 and 2020 was $5.2 million and $26.7 million, respectively. Other expense for the nine months ended September 30, 2021 primarily consisted of $4.5 million of interest expense which included the amortization of debt issuance costs related to our Notes issued in the second quarter of 2020, and a $1.4 million revaluation loss from the change in the fair value of certain warrants. Other expense for the nine months ended September 30, 2020 primarily consisted of a $19.9 million revaluation loss from the change in the fair value of certain warrants and $8.0 million of interest expense which included the amortization of debt discount and debt issuance costs related to our Notes. Interest income and other, net for the nine months ended September 30, 2021 and 2020 primarily consisted of interest earned on our cash equivalents and short-term investments. The decrease in interest expense was primarily due to the adoption of ASU No. 2020-06 in the first quarter of 2021 (see Note 7, “Convertible Senior Notes”).
Income Tax Expense (Benefit). We recognized an income tax benefit of $2,000 on pre-tax income of $4.8 million for the nine months ended September 30, 2021, compared to an income tax benefit of $1.9 million on a pre-tax loss of $53.3 million for the nine months ended September 30, 2020. The income tax benefit for the nine months ended September 30, 2021 was primarily attributable to excess tax benefits from stock compensation recorded discretely during the period, offset by state and foreign income tax expense as a result of current taxable income in certain jurisdictions. The income tax benefit for the nine months ended September 30, 2020 was primarily due to benefit associated with the release of valuation allowance related to the acquisition of Sugarmate, partially offset by state and foreign income tax expense as a result of current taxable income in those jurisdictions.

Liquidity and Capital Resources
As of September 30, 2021, we had $595.0 million in cash and cash equivalents and short-term investments. We believe that our cash and cash equivalents and short-term investments balance is sufficient to satisfy our liquidity requirements for at least the next 12 months from the date of this filing.
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
•From January 2020 through September 2021, we issued 3,165,455 shares of common stock upon the exercise of stock options, and 402,312 shares of common stock were purchased under our 2013 Employee Stock Purchase Plan, which generated aggregate proceeds of $103.5 million.

•From January 2020 through September 2021, we received proceeds of $1.5 million from the exercise of 416,315 outstanding warrants which were originally issued in connection with our registered public offering of common stock in October 2017. As of September 30, 2021, there were warrants to purchase 1,000 shares outstanding relating to the October 2017 offering.
•From January 2020 through September 2021, we received proceeds of $2.1 million from the exercise of 73,985 outstanding warrants which were originally issued between August 2011 and August 2012. As of September 30, 2021, there were warrants to purchase 19,722 shares outstanding relating to these issuances.
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
The following table shows a summary of our cash flows for the nine months ended September 30, 2021 and 2020:

	Nine Months Ended September 30,
(in thousands)	2021	2020
Net cash provided by (used in):
Operating activities	$91,724	$9,432
Investing activities	(110,058)	(236,430)
Financing activities	36,046	305,234
Effect of foreign exchange rate changes on cash	50	70
Net increase in cash and cash equivalents	$17,762	$78,306
Operating Activities. Net cash provided by operating activities was $91.7 million for the nine months ended September 30, 2021, compared to $9.4 million in the same period in 2020. The improvement to net cash provided by operating activities for 2021 compared to 2020 was driven by higher sales and gross profit in 2021, which resulted in a $37.5 million improvement to net income when adjusted for non-cash expenses, particularly stock-based compensation expense, as well as a $44.8 million increase from working capital changes. Working capital changes during the first nine months of 2021, which primarily consisted of increases in employee related liabilities, accounts payable and accrued expenses, deferred revenue, and accounts receivable related to the growth in our business, provided $28.8 million in cash compared to a use of $16.0 million from working capital changes in the same period of 2020. Accounts receivable increased to $87.5 million at September 30, 2021 from $82.2 million at December 31, 2020. Inventories increased to $65.7 million at September 30, 2021 from $63.7 million at December 31, 2020.
Investing Activities. Net cash used in investing activities was $110.1 million for the nine months ended September 30, 2021, which was primarily related to $542.8 million of purchases of short-term investments, $9.3 million cash paid for the acquisition of intangible assets and equity investments, and $8.4 million in purchases of property and equipment, offset by $450.5 million in proceeds from maturities and sales of short-term investments. Net cash used in investing activities was $236.4 million for the nine months ended September 30, 2020, which was primarily related to $332.0 million of purchases of short-term investments, $23.3 million in purchases of property and equipment, and $4.9 million cash paid for the acquisition of intangible assets, offset by $123.7 million in proceeds from maturities and sales of short-term investments.

Financing Activities. Net cash provided by financing activities was $36.0 million for the nine months ended September 30, 2021, which primarily consisted of proceeds from the issuance of common stock under our stock plans. Net cash provided by financing activities was $305.2 million for the nine months ended September 30, 2020, which primarily consisted of $278.7 million in proceeds from the issuance of the Convertible Senior Notes which was partially offset by $34.1 million in payments related to the Capped Call Transactions, and $57.7 million in proceeds from the issuance of common stock under our stock plans.
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
Off-Balance Sheet Arrangements
As of September 30, 2021, we did not have any off-balance sheet arrangements.
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
Some of the financial instruments in which we invest subject us to market risk, in that a change in prevailing interest rates may cause the principal amount of the instrument to fluctuate. Other financial instruments in which we invest subject us to credit risk, in that the value of the instrument may fluctuate based on the issuer’s ability to pay. As a result of the COVID-19 global pandemic and the perceived increased credit risks associated with certain securities, credit rating agencies have, from time to time, issued downgrades or revised outlooks to negative for certain issuers of the debt securities held in our short-term investments portfolio. Unrealized losses on available-for-sale debt securities at September 30, 2021 were not significant. Based on the credit quality of the available-for-sale debt securities that are in an unrealized loss position, and our current estimates of future cash flows to be collected from those securities, we believe the unrealized losses are not credit losses (see Note 3, “Short-Term Investments”).
Because of the short-term maturities of our financial instruments, we do not believe that an increase or decrease in market interest rates would have a significant impact on the realized value of our investment portfolio. If a 10% change in interest rates were to have occurred on September 30, 2021, it would not have had a material effect on the fair value of our investment portfolio as of that date.
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

Item 4. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
We maintain disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (Exchange Act), that are designed to ensure that information required to be disclosed in the periodic and current reports we file with the Securities and Exchange Commission (SEC) is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate, to allow for timely decisions regarding required disclosure. In designing and evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable and not absolute assurance of achieving the desired control objectives. In reaching a reasonable level of assurance, management is required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures. In addition, the design of any system of controls is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions. Over time, controls may become inadequate because of changes in conditions, or the degree of compliance with policies or procedures may deteriorate. Control systems can also be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the control. Because of the inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and not be detected.
As of September 30, 2021, we carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures under the supervision and with the participation of our management, including our principal executive officer and principal financial officer. Based on this evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of September 30, 2021.
Changes in Internal Control over Financial Reporting
There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) during the quarter ended September 30, 2021 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

In September 2020, we were named as a defendant in a lawsuit entitled Buck Walsh, individually and on behalf of others similarly situated v. Tandem Diabetes Care, Inc., which was filed in the Superior Court of the State of California in the County of San Diego. The alleged violations include business and professions code and labor code violations for failure to compensate wages, unpaid meal and rest periods, and failure to reimburse for necessary business-related expenses. The case was brought as a class action and was later amended to also include a representative action under the California Private Attorney General Act, or PAGA. The class of plaintiffs includes hourly paid or non-exempt employees of the Company who were employed from April 6, 2016 through the date of adjudication. The parties recently agreed to resolve all claims in the lawsuit. The settlement of claims covered by the PAGA matter were approved by the Superior Court of the State of California in the County of San Diego on September 21, 2021 and settlement amounts were disbursed in October 2021. Also in October 2021, a settlement of the class action related claims was preliminarily approved by an independent arbitrator mutually acceptable to both parties. The class action settlement is intended to resolve the claims of the individual plaintiff, as well as the remaining members of the class, unless an individual class member submits a timely request for exclusion. The material terms of the settlement are set forth in a binding Memorandum of Agreement dated as of July 1, 2021, which is subject to the completion of a number of conditions, as well as final approval by the independent arbitrator. There is no guarantee that the conditions will be met or that final approval will be obtained. If the final class settlement is not approved, or if other conditions to approval of the settlement are not met, the case will continue and the Company will continue to vigorously defend against the claims.

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

Risks Related to Our Business and Our Industry
We have incurred significant operating losses since inception and cannot assure you that we will achieve sustained profitability.*
Since our inception in January 2006, we have incurred a significant net loss. As of September 30, 2021, we had an accumulated deficit of $645.4 million. To date, we have funded our operations primarily through cash collected from product sales, private and public offerings of our equity securities, and debt financing. We have devoted substantially all of our resources to the design, development and commercialization of our products, the scaling of our manufacturing and business operations, and the research and development of our current products and products under development.
We began commercial sales of our first product, t:slim, in August 2012 and our current flagship pump platform, t:slim X2, in October 2016. The t:slim X2 insulin pump now represents 100% of new pump shipments. Until the third quarter of 2018 we were selling our products only in the United States and have since launched our products in select international geographies.
Since the first quarter of 2013, we have been able to manufacture and sell our insulin pump products at a cost and in volumes sufficient to allow us to achieve a positive overall gross margin. For the years ended December 31, 2020 and 2019, our gross profit was $260.5 million and $194.2 million, respectively. Although we have achieved a positive overall gross margin and generated net income for the first time for the nine month period ended September 30, 2021, we may still operate at a net loss from time to time due to fluctuations in our business.
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
Public health threats, such as the COVID-19 global pandemic, have had and could continue to have a material adverse effect on our operations, the operations of our business partners, and the global economy as a whole.*
Public health threats and other highly communicable diseases and outbreaks could adversely impact our operations, the operations of our customers, suppliers, distributors and other business partners, as well as the healthcare system in general. For example, the COVID-19 global pandemic resulted in a rapid and sustained rise in unemployment rates and decreases in global economic activity. While we observed some increase in economic activity in the United States beginning in the second quarter of 2021, the overall scope of the COVID-19 global pandemic and its impacts continue to fluctuate, and in some instances worsen, in various regions worldwide. Although the overall negative impact from the COVID-19 global pandemic on our business is difficult to estimate, we anticipate that our sales and operating results will continue to be adversely impacted in future periods and subject to unpredictable variability notwithstanding relaxed travel and social distancing restrictions. Further, certain development activities, such as human factors studies associated with our product development efforts, activities to support the manufacturing scale-up for new products and the recruitment of participants in ongoing clinical studies, were modified or delayed due to impacts of the COVID-19 global pandemic, which has impacted our development timelines and regulatory strategies and also could have a negative impact on our product commercialization efforts and the future demand for our products.

The COVID-19 global pandemic, or other similar outbreaks or epidemics, may have an adverse effect on the overall productivity of our workforce, and we expect to continue to take appropriate measures to protect the health and safety of our employees and our business partners and reduce the risk of disruptions to our operations. For example, we continue to limit employee travel and visitors to our facilities, and many of our employees who are able to perform their job function outside of our facilities remain in a remote work environment. For our field-based sales and clinical employees, we initially discontinued all in-person activities and began utilizing technology to remotely engage healthcare providers and customers. Where permitted, in-person activities for our field-based sales and clinical employees have resumed on a limited basis and are gradually increasing, though the scope and scale vary by geography and we still rely heavily on remote engagement. For our employees in manufacturing and warehousing positions involved in production and fulfillment operations, we have implemented health and safety protocols in compliance with applicable government orders and expert agency guidance. We temporarily increased our staffing in certain operations in order to mitigate potential risks associated with increases in unplanned employee absences or illness. Our adoption of these preventive measures has resulted in incremental costs that have negatively impacted our gross margin, and could impact future periods. In addition, for the duration of the COVID-19 global pandemic, some of our employees may be required to continue to operate within a remote work environment for extended periods of time due to illness, travel restrictions, government-imposed orders, school closures or for other reasons, any of which could result in reduced productivity of our workforce. As the COVID-19 global pandemic improves, we anticipate that more of our employees will return to working in our facilities under modified conditions. We are implementing protocols and safety measures and for the time being are continuing to limit the number of employees allowed in our facilities while planning for increased occupancy at a later date.
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
The full extent of the impact of the COVID-19 global pandemic on our business and operations is highly uncertain and subject to change, and will continue to depend on a number of factors, including the scope and duration of the pandemic and any resulting changes to general economic conditions in the countries in which we operate and sell our products. Further spread or escalation of the COVID-19 global pandemic, a resurgence of the pandemic in the United States, or even the threat or perception that this could occur, or any protracted duration of decreased economic activity or increase in inflation, could have a material adverse impact on our business, operations and financial results and could negatively impact or disrupt our plans to have employees return to our facilities.
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
In addition, due to the current COVID-19 global pandemic, starting in the first quarter of 2020 we temporarily discontinued in-person activities for our field-based sales and clinical employees and are utilizing technology to remotely engage healthcare providers and customers. While we have authorized limited in-person activities to resume, many restrictions persist that have been imposed by state and local governmental authorities or expert agencies, as well as by the health systems and professional organizations with which we interact. The scope and duration of these restrictions on our field-based employees remains highly uncertain, and it is difficult to predict the extent of any adverse impacts on the demand for our products resulting from these restrictions.
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
In addition, the per-unit cost of our products is significantly impacted by our overall production volumes, and any factors that prevent our products from achieving market acceptance, cause our production volumes to decline, alter our product mix, result in our sales growing at a slower rate than we expect, or result in the closure of our manufacturing facilities, would significantly impact our expected per-unit costs, which would adversely impact our gross margins. Further, we may not achieve anticipated improvements in manufacturing efficiency as we undertake actions to expand our manufacturing capacity. We are also subject to other general market and economic conditions that may increase our expenses, including unpredictable variability in commodity prices, wage increases and inflation. If we are unable to effectively manage our overall costs while increasing our production volumes and lowering our per-unit costs, we may not be able to achieve or sustain profitability, which would have an adverse impact on our business, financial condition and operating results.
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
In response to the COVID-19 global pandemic, in early 2020 we initiated discussions with our key suppliers regarding their abilities to fulfill existing orders and we have continued to regularly assess their capacity. At various times, our primary infusion set manufacturer experienced certain inventory constraints which resulted in us requesting some customers to accept substitutions of similar products to prevent delays in order fulfillment. Additionally, at various times our cartridge inventory was below our targeted stocking levels. We have finished goods and raw material inventory for our insulin pumps in order to meet near-term demand; however, our inventory of certain pump and cartridge components are currently below our targeted stocking levels. Currently, we do not anticipate a significant disruption in our ability to manufacture insulin pumps and cartridges, nor do we anticipate our third-party manufacturers will be unable to provide sufficient quantities of raw materials and components to meet product demand in the near-term, however we continue to monitor factors that could negatively impact our medium- and longer-term supply chain, such as global shortages of semiconductors and copper that are needed to manufacture our insulin pumps and accessories and custom components for our insulin pumps and cartridges where we rely on a limited number of qualified suppliers. If we experience these or similar manufacturing challenges in the future, it could have a negative impact on product sales and harm our reputation.
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

We generally use a small number of suppliers for our components and products, some of which are located outside the United States, including in China, Mexico and Costa Rica. Depending on a limited number of suppliers exposes us to risks, including limited control over costs, including tariffs, availability, quality and delivery schedules. Moreover, in some cases we do not have long-standing relationships with our manufacturers and may not be able to convince suppliers to continue to make components available to us unless there is demand for such components from their other customers. As a result, there is a risk that certain components could be discontinued and no longer available to us at acceptable prices, or at all. We have in the past been, and we may in the future be, required to make significant “last time” purchases of component inventories that are being discontinued by the manufacturer to ensure supply continuity. If any one or more of our suppliers cease to provide us with sufficient quantities of components in a timely manner or on terms acceptable to us, we would have to seek alternative sources of supply. Because of factors such as the proprietary nature of our products, our quality control standards and applicable regulatory requirements, we cannot quickly engage additional or replacement suppliers for some of our critical components. These risks associated with the procurement of critical components from a limited number of suppliers may be increased as a result of the COVID-19 global pandemic. Failure of any of our suppliers to deliver products at the level our business requires could harm our reputation and limit our ability to meet our sales projections, which could have a material adverse effect on our business, financial condition and operating results.
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
In addition to the risks regarding information technology systems and processing of sensitive information, our insulin pumps and other products rely on software, some of which is developed by third-party service providers, that could contain unanticipated vulnerabilities, which could make our products subject to computer viruses, cyber-attacks, or failures. These risks significantly increased when we commenced use of our Tandem Device Updater, which enables customers to remotely update software on their insulin pumps and may be higher following the launch of our new mobile application in the second half of 2020. We may also face new risks relating to our information technology systems as we continue to commercialize our products outside of the United States and are subject to additional regulations relating to the use and protection of personal information and as we launch new mobile applications or new features to our existing applications.
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
We depend on the knowledge and skills of our senior management and other key employees, and if we are unable to retain and motivate them or recruit additional qualified personnel, our business may suffer.*
We have benefited substantially from the leadership and performance of our senior management, as well as certain key employees. For example, key members of our management have experience successfully scaling an early stage medical device company to achieve profitability. Our success will depend on our ability to retain our current management and key employees, and to attract and retain qualified personnel in the future. Competition for senior management and key employees in our industry is intense and over the past year we have also experienced general labor shortages in various areas of our business. We cannot guarantee that we will be able to retain our personnel or attract new, qualified personnel. In addition, we may need to increase employee wages and benefits in order to attract and retain our personnel, which would increase our expenses. The loss of the services of certain members of our senior management or key employees could prevent or delay the implementation and completion of our strategic objectives, or divert management’s attention to seeking qualified replacements, and any general labor shortages could also negatively impact our ability to expand and scale functions that are needed to support the ongoing development of our products and the future growth of our business. Each member of senior management, as well as the vast majority of our employees may terminate employment without notice and without cause or good reason. The members of our senior management are not subject to non-competition agreements. Accordingly, the adverse effect resulting from the loss of certain members of senior management could be compounded by our inability to prevent them from competing with us.
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
•problems assimilating, maintaining or operating the acquired products or technologies;
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

We have experienced and may continue to experience one or more of these risks in connection with our acquisition of Sugarmate, which was completed in 2020. For example, as a result of an unanticipated update to Dexcom’s data systems, Sugarmate users outside the United States are currently unable to receive Dexcom CGM data in the Sugarmate app. We do not anticipate the connection will be restored in 2021. We anticipate that this disruption also will extend to Sugarmate app users in the United States, and we are currently evaluating the expected duration of this disruption. There can be no assurance that either of these service disruptions will be resolved timely or at all. These service disruptions, or other problems utilizing the mobile app or other assets acquired from Sugarmate, could adversely affect our ability to realize the expected benefits from the Sugarmate acquisition. Further, it is possible that we could experience a loss of Sugarmate customers or reputational harm arising from this service outage or similar events, which could adversely affect our business, results of operations, and financial condition.

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
Risks Related to Our Future Financings and Financial Results
We may need or otherwise determine to raise additional funds in the future and if we are unable to raise additional funds when necessary or desirable, we may not be able to achieve our strategic objectives.*
At September 30, 2021, we had $595.0 million in cash, cash equivalents and short-term investments. Our management expects the continued growth of our business, including the expansion of our customer service infrastructure to support our growing base of customers, our plans to expand commercial sales of our products outside of the United States, the growth of our manufacturing and warehousing operations, increasing the size of our facility footprint due to increases in headcount and additional R&D activities, will continue to increase our expenses. In addition, the amount of our future product sales is difficult to predict and actual sales may not be in line with our forecasts. Accordingly, our future capital requirements will depend on many factors, including:
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
Risks Related to Our Intellectual Property and Potential Litigation
Our ability to comprehensively protect our intellectual property and proprietary technology is uncertain.*
We rely primarily on patent, trademark and trade secret laws, as well as confidentiality and non-disclosure agreements, to protect our proprietary technologies. As of September 30, 2021, our patent portfolio consisted of approximately 113 issued U.S. patents and 79 pending U.S. patent applications. Of these, our issued U.S. patents expire between approximately 2021 and 2040. Our foreign patent portfolio consisted of approximately 38 issued patents and 18 pending patent applications in other countries throughout the world. Of these, our issued foreign patents expire between approximately 2025 and 2036. In addition, we also have 92 trademark registrations, including 19 U.S. trademark registrations and 73 foreign trademark registrations.
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

Since our inception we have been audited or inspected by various regulatory authorities on numerous occasions. We also regularly respond to routine inquiries from regulatory authorities. In some instances these audits, inspections and inquiries result in findings that require us to take corrective actions, which could include changes to our internal policies, procedures or operations, revisions to our product labeling, issuances of customer notifications or the initiation of product recalls, any of which could result in product liability claims and lawsuits. Since mid-2021 we have completed several audits and inspections, some of which include findings that require us to take one or more corrective actions. Our failure to appropriately respond to these findings and take corrective actions, or our failure to comply with applicable regulations for any other reason, could jeopardize our ability to sell our products and result in enforcement actions such as fines, civil penalties, injunctions, warning letters, recalls of products, delays in the introduction of products into the market, refusal of the FDA or other regulators to grant future clearances or approvals, delays by the FDA or other regulators in granting clearances or approvals, and the suspension or withdrawal of existing approvals by the FDA or other regulators. Any of these sanctions could result in higher than anticipated costs, lower than anticipated sales, and diversion of management time and resources, any of which could have a material adverse effect on our reputation, business, financial condition and operating results.
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
If we or our third-party suppliers, contract manufacturers and service providers fail to comply with good manufacturing practice regulations, this could impair our ability to market our products in a cost-effective and timely manner.*
We and our third-party suppliers, contract manufacturers and service providers are required to comply with the FDA’s Quality System Regulation (QSR), which covers the methods and documentation of the design, testing, production, control, quality assurance, labeling, packaging, sterilization, storage and shipping of our products. We also are subject to similar requirements by regulatory authorities in other geographies. The FDA and other regulatory bodies routinely audit our compliance with the QSR and equivalent international requirements through periodic announced and unannounced inspections of manufacturing and other facilities which may occur at any time. We cannot assure you that our facilities or our contract manufacturer or third-party suppliers’ facilities would pass any quality system inspection or audit. If we or our suppliers, contract manufacturers and service providers have significant non-compliance issues or if any corrective action plan that we or our suppliers, contract manufacturers or service providers propose in response to observed deficiencies is not sufficient, the FDA could take enforcement action against us and the manufacturing or distribution of our devices could be interrupted and our operations disrupted.
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
Any adverse event involving any products that we distribute, either domestically or internationally, could result in future voluntary corrective actions, such as recalls or customer notifications, or regulatory agency action, which could include inspection, mandatory recall or other enforcement action. For example, the Australian Therapeutic Goods Administration (TGA) temporarily suspended our pump product sales in Australia commencing November 24, 2020, however sales of pump-related supplies were allowed to continue. Effective April 1, 2021, following discussions with the TGA, the temporary suspension was lifted for our t:slim X2 with Basal-IQ technology, subject to certain post-market surveillance obligations and other conditions. We have discontinued sales of earlier generation products in Australia and to date we have not offered our Control-IQ technology in Australia but may elect to do so in the future. There can be no assurance that the TGA will not reimpose the suspension of our pump product sales or impose other regulatory restrictions in the future. In addition, other regulatory bodies may take similar actions against us, and any regulatory challenges we encounter could have a negative impact on our product sales and harm our reputation. Any corrective actions we take in response to this action or future matters with the TGA or other regulatory bodies, whether voluntary or involuntary, will require the dedication of our time and capital, may distract management from operating our business, may harm our reputation and financial results or could result in additional regulatory scrutiny in other geographies.
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
•the announcement of a product recall, suspension or other safety notice associated with our products or the products of our competitors, or other similar regulatory enforcement actions;
•the inclusion or removal of our stock from one or more market indexes;
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

Item 6. Exhibits

		Incorporated by Reference				Provided Herewith
Exhibit Number	Exhibit Description	Form	File No.	Date of First Filing	Exhibit Number
31.1	Certification of John F. Sheridan, Chief Executive Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					X
31.2	Certification of Leigh A. Vosseller, Chief Financial Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					X
32.1*	Certification of John F. Sheridan, Chief Executive Officer, pursuant to U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					X
32.2*	Certification of Leigh A. Vosseller, Chief Financial Officer, pursuant to U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					X
10.1	Lease Agreement by and between Kilroy Realty, L.P., and Tandem Diabetes Care, Inc.					X
101.INS	XBRL Instance Document.					X
101.SCH	XBRL Taxonomy Extension Schema Document.					X
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.					X
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.					X
101.LAB	XBRL Taxonomy Extension Label Linkbase Document.					X
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.					X
104	Cover Page Interactive Data File (embedded within the Inline XBRL Document contained in Exhibit 101)					X
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

Tandem Diabetes Care, Inc.

Dated: November 3, 2021	By:	/s/ John F. Sheridan
John F. Sheridan President and Chief Executive Officer (on behalf of the registrant and as the registrant’s Principal Executive Officer)

Dated: November 3, 2021	By:	/s/ Leigh A. Vosseller
Leigh A. Vosseller Executive Vice President, Chief Financial Officer and Treasurer (on behalf of the registrant and as the registrant’s Principal Financial and Accounting Officer)