Form 10-K
period 2021-12-31
TANDEM DIABETES CARE INC
filed 2022-02-22
CIK 1438133

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
_________________________________________________________________
FORM 10-K
_________________________________________________________________

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2021
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  Yes  ☐    No  ☒
As of June 30, 2021, the aggregate market value of the registrant’s common stock held by non-affiliates was approximately $5.4 billion based on the closing price for the common stock of $97.40 on that date. Shares of common stock held by each executive officer, director, and their affiliated stockholders have been excluded from this calculation as such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.
As of February 17, 2022, there were 63,872,310 shares of the registrant’s common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE
Portions of the registrant’s definitive Proxy Statement for the 2022 Annual Meeting of Stockholders, to be filed with the Securities and Exchange Commission pursuant to Regulation 14A not later than 120 days after the end of the fiscal year covered by this Form 10-K, are incorporated by reference in Part III, Items 10-14 of this Form 10-K. Except for the portions of the Proxy Statement specifically incorporated by reference in this Form 10-K, the Proxy Statement shall not be deemed to be filed as part hereof.

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS
This Annual Report on Form 10-K for the fiscal year ended December 31, 2021, or this Annual Report, contains “forward-looking statements” within the meaning of the federal securities laws, which statements are subject to considerable risks and uncertainties. These forward-looking statements are intended to qualify for the safe harbor from liability established by the Private Securities Litigation Reform Act of 1995. All statements included or incorporated by reference in this Annual Report, other than statements of historical fact, are forward-looking statements. You can identify forward-looking statements by the use of words such as “may,” “will,” “could,” “anticipate,” “expect,” “intend,” “believe,” “continue” or the negative of such terms, or other comparable terminology. Forward-looking statements also include the assumptions underlying or relating to such statements. In particular, forward-looking statements contained in this Annual Report relate to, among other things, our future or assumed financial condition, results of operations, liquidity, trends impacting our financial results, including the impacts of the COVID-19 global pandemic, business forecasts and plans, research and product development plans, manufacturing plans, strategic plans and objectives, capital needs and financing plans, product launches, regulatory approvals, the impact of changes in the competitive environment, and the application of accounting guidance. We caution you that the foregoing list may not include all of the forward-looking statements made in this Annual Report.
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

PART I
Item 1.    Business
Overview
We are a medical device company focused on the design, development and commercialization of technology solutions for people living with diabetes. Diabetes management can vary greatly from person-to-person, creating multiple market segments based on clinical needs and personal preferences. Our goal is to lead in insulin therapy management across multiple of these market segments by providing a portfolio of delivery devices, software, and data insight solutions to people living with diabetes, as well as their caregivers and healthcare providers.
Since our initial commercial launch, we have rapidly innovated and brought more products to market than our competitors. We have commercially launched seven insulin pump configurations in the United States since 2012 and three insulin pump configurations outside the United States since 2018. Today, our software-updatable t:slim X2 Insulin Delivery System (t:slim X2) hardware platform represents 100% of our new pump shipments. In the four-year period ended December 31, 2021, we shipped nearly 330,000 insulin pumps, which is representative of our estimated global installed customer base, assuming the typical four-year reimbursement cycle. Nearly 240,000 of these pumps were shipped to customers in the United States and nearly 90,000 were shipped to international markets.
Our manufacturing, sales and support activities principally focus on our flagship pump platform, the t:slim X2 and our complementary product offerings. Our simple-to-use t:slim X2 is based on our proprietary technology platform and is the smallest durable insulin pump available in the United States. We have commercially offered two different automated insulin dosing (AID) algorithms on t:slim X2, including our Control-IQ technology, which is an advanced hybrid-closed loop feature, designed to help increase a user's time in their targeted glycemic range. It was the first system cleared by the U.S. Food and Drug Administration (FDA) to deliver automatic correction boluses in addition to adjusting insulin to help prevent high and low blood sugar based on continuous glucose monitoring (CGM) readings. Approximately 200,000 t:slim X2 users have our Control-IQ technology, which launched in the United States in the first quarter of 2020, and is now available in more than 20 countries. Our Control-IQ technology uses information from Dexcom Inc.’s (Dexcom) G6 sensor, which is the third generation of Dexcom CGM that we have integrated with our pump technology.
The t:slim X2 is unique in that it is the only pump on which remote software updates have been made commercially available in the United States. Now available in the countries we serve worldwide, our Tandem Device Updater (TDU), is a revolutionary tool that has allowed more than 130,000 people to update their t:slim X2 software from a personal computer. This offering is a competitive advantage as it allows us to bring new features, such as our AID technology and CGM integration, to our customers faster than the industry has been able to historically.
Our insulin pump products are generally considered durable medical equipment and have an expected lifespan of at least four years. In addition to insulin pumps, we sell disposable products that are used together with our pumps and are replaced every few days, including cartridges for storing and delivering insulin, and infusion sets that connect the insulin pump to a user’s body. Additionally, we sell accessories such as belt clips and cases for use with pumps which are designed to enhance usability. In the United States, we also offer t:connect, our data management web application that provides users, their caregivers and their healthcare providers with a fast, easy and visual way to display diabetes therapy management data from our pumps, integrated CGMs and supported blood glucose meters.
Our primary research and development and administrative headquarters are located in San Diego, California. We also operate a manufacturing facility and a warehousing facility in San Diego. In addition, we maintain offices in Boise, Idaho and in Markham, Ontario, Canada. We employed approximately 2,000 regular full-time employees as of December 31, 2021.
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
Diabetes is typically classified as either type 1 or type 2:
•Type 1 diabetes is characterized by the body’s nearly complete inability to produce insulin. It is frequently diagnosed as an acute event during childhood or adolescence. Individuals with type 1 diabetes require intensive insulin therapy to survive.

•Type 2 diabetes represents 90% to 95% of all individuals diagnosed with diabetes and is characterized by the body’s inability to either properly utilize insulin or produce enough insulin. Initially, many people with type 2 diabetes often attempt to manage their diabetes with improvements in diet and exercise, and with oral medications. However, as their diabetes advances, many patients progress to requiring injectable therapies, such as long-acting insulin, and a subset of this population require intensive insulin therapy.
The International Diabetes Federation estimates that, in 2021, approximately 297 million adults age 20-79 years worldwide had diagnosed type 1 or 2 diabetes. In addition, approximately 1.2 million children and adolescents had type 1 diabetes, and nearly 150,000 people under age 20 are estimated to be diagnosed annually. In the United States, the Centers for Disease Control and Prevention estimates that in 2021 approximately 37.3 million people were living with diabetes of which approximately 28.5 million had diagnosed diabetes. We consider our addressable market to be people diagnosed with diabetes who are living with either type 1 diabetes, or with type 2 diabetes who require intensive insulin therapy. Throughout this Annual Report, we refer to these individuals as people with insulin-dependent diabetes.

Estimated Diagnosed Diabetes Prevalence(1)

	Worldwide	United States
Type 1	30.9 million	1.8 million
Type 2 (all therapies)	267.3 million	26.9 million
Type 2 (insulin only)	10 million	2 million
(1) Internal estimates based on data from the International Diabetes Federation and the Centers for Disease Control and Prevention (CDC)
Diabetes Management Challenges
Diabetes can be difficult for patients to manage. Unlike most therapies, insulin requirements can vary greatly and can be affected by many factors, such as type or quantity of food eaten, illness, stress and exercise. People with diabetes have to be diligent in working to prevent their blood glucose from fluctuating outside of a targeted range. Hypoglycemia, or low blood glucose levels, can cause a variety of long-term effects or complications, including damage to various tissues and organs, seizures, coma or death. Hyperglycemia, or high blood glucose levels, can also cause a variety of long-term effects or complications, including cardiovascular disease and damage to various tissues and organs. Preventing and managing fluctuations in blood glucose levels, particularly when someone is outside their target blood glucose range is often time consuming and stressful to people with diabetes and their loved ones.
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
Insulin pump therapy can provide benefit to a person with insulin-dependent diabetes when used independently or in conjunction with CGM, which is a therapy that provides users with real-time access to their glucose levels as well as trend information. In addition, insulin pumps may feature an AID algorithm that is designed to automatically adjust a person’s insulin delivery based on their CGM trends and other factors to help minimize the frequency and/or duration of hyperglycemic and/or hypoglycemic events. Insulin pumps may also feature connectivity with mobile apps and data management applications, which are used by the pump user, their caregivers and their healthcare providers, to quickly and easily identify meaningful insights and trends, allowing them to refine therapy and lifestyle choices for better management of their diabetes.
More than 1 million people worldwide are estimated to use an insulin pump to manage their diabetes. We estimate that 750,000 people in the United States use an insulin pump. In addition, we estimate that approximately 450,000 people use an insulin pump in the more than 20 countries outside the United States in which our insulin pump is available. There are a variety of insulin pump manufacturers worldwide, while in the United States, we are currently one of only two commercial durable insulin pump manufacturers and there is one programmable commercial patch insulin pump manufacturer.

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
Since our initial commercial launch, we have been able to rapidly innovate and bring more products to market than our competitors. We have commercially launched seven insulin pump configurations since inception, all of which have been developed using our proprietary technology platform. The following table provides information regarding the commercial availability of our insulin pump products:

Product	U.S. Commercial Availability	Outside U.S. Commercial Availability
t:slim	August 2012 - October 2016	N/A
t:flex	May 2015 - June 2018	N/A
t:slim G4	September 2015 - August 2017	N/A
t:slim X2	October 2016 - September 2017	N/A
t:slim X2 with G5	September 2017 - August 2018	September 2018 - May 2021
t:slim X2 with Basal-IQ technology	August 2018 - present	September 2019* - present
t:slim X2 with Control-IQ technology	January 2020 - present	July 2020* - present
*Scaled launch based on the timing of regulatory approvals and other factors.
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

100%
12:40 PM
14 Nov
B
235 u
400
350
300
250
200
150
100
50
152
mg/dL
3
HRS
INSULIN ON BOARD
2.2 u
OPTIONS
BOLUS

Our t:slim X2 Insulin Pump Form Factor

t:slim X2 Insulin Pump
Our t:slim X2 was designed to offer greater ease of use and look more like other modern consumer technology, such as a smart phone, as compared to other traditional insulin pumps. Key features include:
•Color touchscreen - The large color touchscreen is easy to read, simple to learn, and intuitive to use for anyone familiar with a smartphone or tablet.
•Small and discreet - The t:slim X2 pump is up to 38% smaller than other durable pumps, yet the device can hold up to 300-units of insulin.
t:slim X2 Profile (Actual Size)

•Flexible technology - The device can be used with or without AID or CGM. When advanced features are turned off, the t:slim X2 pump removes the CGM chart from the screen and puts the Bolus and Option buttons front and center for easy access.
•AID features - We have commercially launched two AID algorithms on our t:slim X2 platform: Basal-IQ technology and Control-IQ technology.
◦Basal-IQ technology: This predictive low glucose suspend feature is designed to temporarily suspend insulin delivery to help reduce the frequency and duration of hypoglycemic events. With Dexcom G6 CGM integration, this feature works with no fingersticks required for mealtime dosing or calibration.
◦Control-IQ technology: This advanced hybrid-closed loop feature is designed to help increase a user's time in targeted glycemic range (70-180 mg/dL). Approximately 200,000 t:slim X2 users worldwide have our Control-IQ technology. Control-IQ was the first AID algorithm cleared by the FDA to deliver automatic correction boluses in addition to adjusting basal insulin to help prevent high and low blood sugar. Control-IQ technology is integrated with Dexcom’s G6 CGM and offers optional settings for sleep and exercise activities that adjust the algorithm parameters to better match the different physiological needs during these activities. Results from two independent pivotal studies using Control-IQ technology were published in the New England Journal of Medicine in October 2019 and August 2020.
•Connectivity - The t:slim X2 includes a Bluetooth radio for communicating with multiple external devices simultaneously and allows for uploading pump and CGM therapy data to the Tandem cloud via the t:connect mobile app. The t:slim X2 also includes a micro-USB port that supports charging the lithium-polymer battery, software updates and therapy data uploads.
•Mobile Control - In the first quarter of 2022, we received FDA clearance for our mobile bolus feature that allows t:slim X2 users to control a bolus of insulin through our t:connect mobile app using their personal smartphone. It is the first-ever FDA-cleared smartphone application capable of initiating insulin delivery on both iOS and Android operating systems. Our mobile app provides users with convenient and discreet data display and alerts, and functions as a pipeline for getting pump data to the cloud.
Tandem Device Updater
A tool that allows pump users to update their pumps’ software quickly and easily from a personal computer. It is PC- and Mac- compatible and designed to work with the t:slim X2 in a manner similar to software updates on a smartphone. We have used this technology to offer in-warranty t:slim customers in the United States four different software updates for no-cost, most recently including our Control-IQ technology. Outside the United States we began offering no-cost software updates for Basal-IQ technology in the third quarter of 2019 and Control-IQ technology updates in the third quarter of 2020.

t:connect
Our web-based data management application provides users, their caregivers and their healthcare providers with a fast, easy and visual way to display diabetes therapy management data from our pumps, integrated CGMs and supported blood glucose meters. This application empowers people with diabetes, as well as their caregivers and healthcare providers, to quickly and easily identify meaningful insights and trends, allowing them to refine therapy and lifestyle choices for better management of their diabetes. It also provides us with valuable data that we can analyze computationally to reveal patterns, trends and associations that can be used in continuous product improvements and in the identification of clinical outcomes data. t:connect launched in the United States in the third quarter of 2013. In 2017, we launched t:connect HCP, which is an enhanced version of t:connect designed to simplify the ability of pump users to share t:connect data with their healthcare providers. In the third quarter of 2020, we launched the t:connect mobile application that features the wireless upload of pump data to t:connect, allows the user to receive notification of pump alerts and alarms, and provide a discrete, secondary display of glucose and insulin data. The t:connect mobile application is compatible with multiple versions of iOS and Android operating systems, and at the end of 2021, approximately 180,000 customers had downloaded our mobile app. We believe t:connect (web data management and mobile app) can serve as key components of additional health applications and services that are currently under development.
Sugarmate
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
Our Strategy
Diabetes management can vary greatly from person-to-person, creating multiple market segments based on clinical needs and personal preferences. Our goal is to lead in insulin therapy management by providing a portfolio of delivery devices, software, and data insight solutions to people living with diabetes, as well as their caregivers and healthcare providers. We believe that our positively different approach uniquely positions us to significantly expand and further penetrate the varying segments of the intensive insulin using diabetes market by focusing on the needs of our customers and their caregivers, and by supporting healthcare providers and payors with real world insights.
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
Products Under Development
Our products under development support our strategy of developing insulin delivery systems as part of a therapy management portfolio that is designed to improve patient experience and outcomes. Our product development efforts fall into three pillars of innovation: delivery devices, device software including algorithms, and data and insights.
Delivery Devices
We are developing a family of delivery device solutions to meet the varying needs of people living with type 1 and type 2 diabetes by providing choice within our own portfolio. Preferences in the size, shape, and mode of operation that comprise an insulin pump’s hardware often impact a person’s pump purchasing decision and overall user experience.

Mobi
Formerly referred to under its development name, t:sport, the Tandem Mobi is approximately half the size of our t:slim X2 pump, and is being designed for people who seek even greater discretion and flexibility with the use of their insulin pump. Its features include a 200-unit cartridge, an on-pump bolus button, inductive charging, an AID algorithm, and is waterproof. We anticipate that Mobi will be our first insulin pump to support full pump-control from our mobile application.
t:slim X3
Advancing our flagship t:slim platform, the t:slim X3 is being designed to provide a modernized user interface and even greater usability for our planned feature updates. It is also being designed to include enhanced technology, such as greater processing power and capacity to support our advanced algorithms, as well as increased battery life, improved durability, and wireless software update capabilities.
Mobi: Tubeless
This offering is being developed to provide an alternative tubeless infusion site option for Mobi pump users. A goal of this design is to allow for people living with diabetes to customize the way they wear their pump with each cartridge change to best suit their personal preferences and lifestyle.
Patch
Our patch pump design is in its early stages and is being developed for people living with diabetes who want a disposable tubeless solution.
Device Software
Our device software is used to control our pumps either directly through the pump’s interface or through our mobile application. It also includes our AID technology, and the software used to support remote pump updatability.
Control-IQ Technology Advancements
We are driving innovation in our algorithms, emphasizing automation, personalization and simplification, all intended to continue to improve therapeutic outcomes and provide a positive patient experience characterized by simplicity and ease of use. Additionally, we have initiated clinical studies to expand the indications of our Control-IQ technology to include people with type 1 diabetes ages 2 to 5 years old, as well as people living with type 2 diabetes. We are also researching the use of different insulins with our Control-IQ technology.
Mobile Control
We are working to expand our mobile control capability. In the future, our t:connect mobile app is planned to include additional pump control features, such as full operation of our Mobi pump.
Integration
Building a robust ecosystem and portfolio around our flagship insulin pumps requires product development efforts to integrate, add and enhance complementary system components.
Dexcom CGM: In November 2020, we entered into an agreement with Dexcom to extend our current collaboration to include integration with their future G7 CGM technology. Following integrated product development work, and required regulatory clearances or approvals, this will be the fourth generation of Dexcom CGM that we intend to integrate with our devices.
Abbott CGM: In June 2020, we announced an agreement with Abbott Laboratories (Abbott), to develop and commercialize integrated diabetes solutions that combine Abbott’s CGM technology with our insulin delivery systems. Following the completion of our integrated product development work, and after obtaining required regulatory clearances or approvals, we intend to focus our initial commercial activities on integrated products in the U.S. and Canada, with additional geographies considered in the future.

Data and Insights
Our goal is to innovate across our digital health platforms by using the vast amount of data that we collect, in combination with technology such as artificial intelligence or machine learning, to provide information and insights to people living with diabetes, their caregivers and healthcare providers and insurance payors. Key areas of development include making these insights easy to understand, provided in a flexible format with mobile or web apps, and available real time. In addition, we are working to integrate health-related information from third-party sources and use our data to support current and future products under development.
Tandem Source
Expanding the capabilities of our t:connect data management application available for customers in the United States, Tandem Source is our second-generation web-based data management application that is being designed to become our single, global platform. This application enhances clinical data visualization, provides added interface customization for users to personalize how they engage with their data and for healthcare providers to better manage their care. In the second quarter of 2021, we began limited testing of an initial version of Tandem Source in the United Kingdom. We continue to develop and test new features for Tandem Source in anticipation of a future commercial release of the product.
Settings Automation
Our automation research and development activities center around opportunities for enhanced user and healthcare provider experience, and improved clinical outcomes. In support of this effort, we are working to automate our pump settings adjustments to further enhance ease of use and expand adoption of our insulin pump products.
Sales, Marketing and Customer Care
In 2021, our U.S. sales organization was comprised of approximately 95 territories, which we began expanding to approximately 110 territories at the end of the year. The vast majority of these territories are supported by a sales representative and a clinical diabetes specialist who, as a team, call on endocrinologists, nurse practitioners, primary care physicians, certified diabetes educators and potential customers. Where appropriate, some territories are supported by multiple clinical diabetes specialists. Our U.S. sales team is augmented by individuals in our internal customer sales support organization, who follow up on leads generated through promotional activities and educate people on the benefits of our proprietary technology and products.
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
In Canada, we established a small direct sales and clinical infrastructure in 2018, and since that time have secured reimbursement in the majority of Canadian provinces. We commenced marketing and sales efforts of the t:slim X2 with G5 integration in the fourth quarter of 2018, for the t:slim X2 with Basal-IQ technology in the fourth quarter of 2019, and for the t:slim X2 with Control-IQ technology in the first quarter of 2021.
In more than 20 countries outside the United States, we have contracted with distributors who have substantial responsibility for sales, marketing and customer support efforts. We began our scaled launch outside the United States in the third quarter of 2018 after obtaining the right to affix the CE Mark to the t:slim X2 with G5 integration, followed by the scaled launches of our Basal-IQ technology and Control-IQ technology in the third quarter of 2019 and 2020, respectively.

Revenue Concentrations and Significant Customers. A small number of independent distributors in the United States have historically accounted for a significant portion of our revenues. During the year ended December 31, 2021, we made sales to approximately 44 independent distributors in the United States, and 16 independent distributors internationally. During the year ended December 31, 2021, sales to our two largest distributors accounted for a combined 21.5% of consolidated sales. During the year ended December 31, 2020, sales to our two largest distributors accounted for a combined 28.8% of consolidated sales. None of our independent distributors in the United States are required to sell our products exclusively and each of them may freely sell the products of our competitors. Our distributor agreements in the United States generally have one-year initial terms with automatic one-year renewal terms and are terminable in connection with a party’s material breach. Our distributor agreements outside the United States generally have longer initial terms and, in addition to being terminable in connection with a party’s material breach, include provisions that allow us to terminate those agreements prior to their ordinary expiration in exceptional circumstances. We believe our domestic distributors carry minimal inventory at any given time. Internationally, there may be variability in inventory levels among our distributors, particularly when they first commence product sales or surrounding the launch of new products.
Training and Customer Care. In the United States and Canada, our customer care infrastructure consists of specialists focused on product training, pump and supply order processing and 24/7/365 technical services. We also provide training and technical services to our distribution partners who fulfill their customer care responsibilities outside the United States. Our goal is to offer the highest level of customer support and services as these offerings are often viewed by people with diabetes and their healthcare providers as being equally as important as the products we offer.
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
We are accredited by the Community Health Accreditation Program and are an approved Medicare provider. Over the last ten years, Medicare reimbursement rates for insulin pumps and disposable insulin cartridges have increased modestly. In the United States, we primarily bill for our insulin pump products and associated supplies using existing Healthcare Common Procedure Coding System codes for which Medicare reimbursement is well established. However, pump eligibility criteria for people with type 2 diabetes can be different and may require additional documentation and laboratory testing to gain in-network insurance reimbursement benefits.
We enter into contracts with national and regional third-party payors to establish reimbursement for our insulin pump products, disposable insulin cartridges and other related supplies. We employ a team of managed care managers who are responsible for negotiating and securing contracts with third-party payors throughout the United States. If we are not contracted with a prospective customer’s third-party payor and in-network status cannot be otherwise obtained, then to the extent possible we utilize distribution channels so our customers’ orders can be serviced. For the year ended December 31, 2021, approximately 34% of our sales in the United States were generated through our direct third-party payor contracts, compared to approximately 30% for the same period of 2020. As of December 31, 2021, our distribution channel was comprised of approximately 44 independent distributors.
In most cases, but not all, our network of distributors allows us access to prospective customers who are covered by commercial payors with whom we are not contracted, at in-network rates that are generally more affordable for our customers. The most significant exception was in the period from July 2016 to June 2020. During that time, only a small subset of UnitedHealthcare’s members were able to obtain reimbursement for our products through our direct or distribution channels, primarily select pediatric and government plan members. In July 2020, we were named as a network provider by UnitedHealthcare.
Our distribution partners outside the United States and Canada are responsible for all reimbursement, tender application and fulfillment activities.

Manufacturing and Quality Assurance
Our pump products are currently assembled, tested and packaged at our facilities in San Diego, California. Prior to 2020, we manufactured and tested our disposable cartridge products at our Barnes Canyon facility in San Diego, California. Since that time, we have transferred a substantial portion of our cartridge manufacturing and testing to an experienced third-party contract manufacturer to provide us additional flexibility in scaling our business while creating additional leverage. We also utilize external third parties for sterilization of our finished cartridges. All finished cartridges are packaged for sale at our facilities in San Diego.
Outside suppliers are the source for components and some sub-assemblies in the production of our insulin pumps and cartridges. In addition, we purchase all of our currently marketed infusion sets from a third party supplier, Unomedical A/S, a subsidiary of ConvaTec Group. Unomedical is responsible for all manufacturing, testing, sterilization and packaging of the infusion sets under our brands. Any sole and single source supplier is managed through our supplier management program that is focused on reducing supply chain risk. Our suppliers are evaluated, approved and monitored periodically by our quality department to ensure conformity with the specifications, policies and procedures applicable to our devices. Members of our quality department also inspect our devices at various steps during the manufacturing cycle to facilitate compliance with our devices’ stringent specifications.
We follow and comply with a comprehensive set of quality certifications and standards. For example, in the product development process, we follow standards such as IEC 62304:2006, the international consensus for medical device software lifecycle processes, ISO 14971:2019 for the application of risk management to medical devices, and IEC 60601 which is a series of technical standards regarding the basic safety and essential performance of medical electrical equipment. In addition, we have built and maintain our quality management system to comply with the FDA’s Code of Federal Regulations Title 21 CFR Parts 820, 806, 803 and 11, ISO 13485 and 14971, as well as any other country-specific requirement where Tandem products are distributed.
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
Research and Development
Our research and development team includes employees with specialist experience across diverse engineering disciplines and user experience design, many of whom have considerable experience developing diabetes-related products. Our research and development team focuses on the continuous improvement and support of current product offerings, as well as our products under development.
In June 2015, we entered into non-exclusive agreements with DexCom to allow the integration of our insulin pump products with the DexCom G5 and G6 CGM systems worldwide. In November 2020, we entered into non-exclusive agreements with DexCom to continue the development and collaboration activities that enable the integration of the Company’s insulin pump products with DexCom’s CGM devices, including current and future generation insulin pump products with DexCom’s G6 and G7 CGM devices. The 2015 agreements had an initial term of five years, and thereafter renew automatically for additional one-year terms unless either party provides advance notice to the other party that they do not wish to extend the agreements. The 2020 agreements have an initial term of five years and thereafter renew automatically for additional successive two-year periods unless either party provides advance notice of non-renewal. The agreements do not require any licensing fees, milestone payments or royalty obligations to DexCom. The agreements contain customary provisions for termination in the event of an uncured material breach or in the event of a dissolution of the other party, and prohibit our assignment of the agreements to a DexCom competitor without DexCom’s prior consent.
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
As of December 31, 2021, our patent portfolio consisted of approximately 117 issued U.S. patents and 83 pending U.S. patent applications. Of these, our issued U.S. patents expire between approximately 2022 and 2040. Our foreign patent portfolio consisted of approximately 41 issued patents and 15 pending patent applications in other countries throughout the world. Of these, our issued foreign patents expire between approximately 2025 and 2036. In addition, we also have 94 trademark registrations, including 18 U.S. trademark registrations and 76 foreign trademark registrations.
In July 2012, we entered into an agreement with Smiths Medical, Inc. pursuant to which we were granted, through certain assignments and certain non-exclusive and exclusive, worldwide, fully paid-up, royalty-free licenses, certain rights to patents and patent applications related to ambulatory infusion pumps and related software and accessories for the treatment of diabetes.
In July 2020, we entered into a non-exclusive patent cross-license agreement for certain technologies in the field of diabetes with Medtronic plc (Medtronic). With certain exclusions, the agreement applies to the companies’ existing products, as well as new products for at least the next five years, and includes a provision that prohibits the parties from cloning one another’s products.
Competition
The medical device industry is intensely competitive, subject to rapid change and highly sensitive to the introduction of new products, treatment techniques or technologies, or other market activities of industry participants. We compete in markets worldwide with a number of companies that manufacture insulin delivery devices, such as Medtronic MiniMed, a division of Medtronic, and Insulet Corporation (Insulet). In addition, Eli Lilly & Co. (Eli Lilly) announced a collaboration to commercialize a version of Ypsomed AG’s existing insulin pump as part of a to-be-developed system and Becton Dickinson and Company announced its intention to spin off its diabetes care business as a separate publicly-traded company. There are also a number of other companies developing and marketing their own insulin delivery systems and/or related software applications for launch in the U.S. market, including insulin pumps and Bluetooth-enabled insulin pens to support MDI therapy. Additionally, several other companies currently market insulin pump products in markets outside the U.S. In addition, we face competition from a number of companies, medical researchers and existing pharmaceutical companies that are pursuing new delivery devices, delivery technologies, sensing technologies, procedures, drugs and other therapeutics for the monitoring, treatment and prevention of diabetes.
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
Clinical trials are typically required to support a PMA application and are sometimes required for a 510(k) clearance. We anticipate that most of our future AID offerings will require supporting clinical data, either from clinical trials or potentially from evidence that we are able to collect through real-world use of our products. These trials generally require submission of an application for an Investigational Device Exemption (IDE), to the FDA. The IDE application must be supported by appropriate data, such as animal and laboratory testing results, showing that it is safe to test the device in humans and that the testing protocol is scientifically sound. The IDE application must be approved in advance by the FDA for a specified number of patients, unless the product is deemed a non-significant risk device and eligible for abbreviated IDE requirements. Generally, clinical trials for a significant risk device may begin once the IDE application is approved by the FDA and the study protocol and informed consent are approved by appropriate institutional review boards at the clinical trial sites. The FDA’s approval of an IDE allows clinical testing to go forward, but it does not bind the FDA to accept the results of the trial as sufficient to prove the product’s safety and efficacy, even if the trial meets its intended success criteria. All clinical trials must be conducted in accordance with the FDA’s IDE regulations that govern investigational device labeling, prohibit promotion, and specify an array of recordkeeping, reporting and monitoring responsibilities of study sponsors and study investigators. Clinical trials must further comply with the FDA’s regulations for institutional review board approval and for informed consent and other human subject protections. Required records and reports are subject to inspection by the FDA. The results of clinical testing may be unfavorable or, even if the intended safety and efficacy success criteria are achieved, may not be considered sufficient for the FDA to grant approval or clearance of a product. The commencement or completion of any clinical trial may be delayed or halted, or be inadequate to support approval of a PMA application or a 510(k) notification, for numerous reasons, including, but not limited to, the following:
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
We are currently sponsoring or supporting several clinical trials that are intended to support future enhancements to our AID products.
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
Licensure. In the United States, several states require that durable medical equipment (DME) providers be licensed in order to sell products to patients in that state. Some of these states require that DME providers maintain an in-state location or retain a licensed pharmacist, and in those states, we sell our products through a third-party distributor. Although we believe we are in material compliance with applicable state regulations regarding licensure requirements, if we were found to be noncompliant, we could be subject to fines and penalties or lose our licensure in that state, which could prohibit us from selling our current or future products to patients in that state. In addition, we are subject to certain state laws regarding professional licensure. We believe that our certified diabetes educators are in material compliance with such state laws. However, if our educators or we were to be found non-compliant in a given state, we may need to modify our approach to providing education, clinical support and customer service.
Fraud and Abuse Laws. There are numerous U.S. federal and state laws pertaining to healthcare fraud and abuse, including the federal Anti-Kickback Statute and the Physician Self-Referral Law (the Stark Law), the federal civil False Claims Act, the federal criminal Health Care Fraud Statute, as well as various state laws regulating healthcare. Our relationships with healthcare providers and other third parties are subject to scrutiny under these laws. Violations of these laws are punishable by criminal and civil sanctions, including, in some instances, imprisonment and exclusion from participation in federal and state healthcare programs, including the Medicare, Medicaid and Veterans Health Administration programs.

Federal Anti-Kickback Statute. The federal Anti-Kickback Statute prohibits persons from knowingly and willfully soliciting, receiving, offering or providing remuneration, directly or indirectly, in cash or in kind, to induce either the referral of an individual, or the furnishing, recommending, or arranging of a good or service, for which payment may be made under a federal healthcare program such as Medicare and Medicaid.
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
Physician Payments Sunshine Act. The Physician Payments Sunshine Act requires certain manufacturers, including medical device manufacturers, to submit annual data pertaining to payments or other transfers of value to covered recipients, including physicians. Manufacturers may be subject to audit for their compliance with this law. Failure to submit the required data in an accurate and timely manner may result in the imposition of civil monetary penalties. We believe we are in substantial compliance with the Physician Payments Sunshine Act to date. However, the reporting requirements were meaningfully expanded beginning in 2021 and we implemented additional processes and controls in order to comply with these new tracking and disclosure obligations.
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

With the consummation of the United Kingdom’s (UK) exit from the European Economic Area, commonly referred to as Brexit, the UK is not scheduled to transition to the Medical Device Regulation but will continue to operate under existing directives. Although many classes of devices have grace periods, beginning on January 1, 2021, medical devices placed on the UK market are required to register with the Medicines and Healthcare Products Regulatory Agency. Registrations can only be submitted by UK manufacturers or by a UK Responsible Person who has a place of business in the UK. A UK Responsible Person is a person who acts on behalf of a manufacturer established outside the UK in relation to specified tasks with regard to the manufacturer’s obligations.
Information Security
We have implemented, and continually improved, an Information Security Program that was developed to secure our non-public information, systems, networks, databases, and workstations. This program is built on fundamental data security principles, which create the baseline suite of security controls that we have adopted to govern our current and future data security compliance mandates and practices. All of our employees are required to complete annual information security education training, which includes identifying suspicious emails, preventing virus and ransomware attacks, and avoiding other threats. We regularly review and modify our information security program to reflect changes in technology, laws, regulations, risks, industry practices, and other business needs. On an annual basis, we receive external audits of our information security posture, after which we remediate any findings. We hold cybersecurity insurance to mitigate against losses from a range of potential cyber incidents. Our management briefs our board of directors or a committee thereof on information security on a quarterly basis.
Environmental Impact and Sustainability
We have a focused effort on understanding the environmental impact of our business, both the direct impact as an employer and manufacturer, as well as the impact resulting from consumer use of the products we offer. We have metrics and initiatives across the business in support of these efforts, and our company goals for 2022 include driving economic efficiencies and process improvement, with environmental impact in mind.
As an employer and manufacturer, we are mindful of the impact our facilities and employee transportation have on the environment. In September 2021, we signed a new lease agreement for approximately 180,000 square feet of additional general administrative, laboratory, and research and development office space. This building is certified under the
U.S. Green Building Council's Leadership in Energy and Environmental Design (LEED), and energy use and environmental impact were key factors in the selection of our new facility. We intend to use this facility, which features a solar generating power system, for our operations that are currently located at four separate buildings, which is anticipated to result in more efficient energy use and reduced consumption of resources. In addition, we have reduced our general administrative space requirements, as in 2021 we adopted a remote-hybrid work policy for a majority of employees following the recent periods in which they worked remotely due to the COVID-19 pandemic. This helps to reduce carbon emissions associated with employees commuting to our facility on a daily basis.

We have metrics in place to monitor our environmental impact on a monthly basis, including electricity consumption, electricity cost, and weight of waste (non-hazardous, hazardous, biohazard, universal and recycling). In addition, we have initiatives in place in support of monitoring and reducing our environmental impact. For example, our standby diesel generators are monitored and regulated by California’s Air Pollution Control District and their runtime is limited and closely monitored. In addition, we have dedicated efforts toward the reduction of energy use in our lighting. We have actively pursued rebates from San Diego Gas & Electric to fund energy improvement projects, and our facilities use LED lighting, motion sensors, or both, to reduce energy consumption. We are also working to reduce energy consumption for air conditioning and heating through occupancy scheduling. Our manufacturing processes are not water intensive, and we use hands-free automatic sink faucets and automatic toilet flush valves in all buildings. We are also working to reduce landfill waste by baling and recycling our cardboard, and we have a commingled recycling program in place.
The environmental impact of consumer use of our product offerings is also a focus for our company. This starts with innovation in our product design. The t:slim X2 has two key environmental design features that are a competitive advantage:
1.Our t:slim X2 insulin pump utilizes a rechargeable battery via its micro-USB port, eliminating the need to use alkaline batteries, which are commonly used in our competitors’ insulin pumps. We estimate that our customers have kept approximately 13 million disposable batteries out of landfills since our pumps became available in 2012, and that over the life of their pumps, together these users will save over 26.4 million batteries.

2.Since August 2017, more than 130,000 of our pumps have been remotely updated through our Tandem Device Updater, which means that fewer screens, batteries, and circuit boards needed to be replaced. The t:slim X2 is unique in that it is the only pump on which remote software updates have been made commercially available in the United States.

In addition, we utilize a refurbishment program that allows for the use of key components thereby reducing electronic waste. We are also mindful of the environmental impact of our supply chain efforts. For example, we utilize sea freight for a majority of our international shipments, which has lower emissions than road or air. We also use electronic forklifts and repeat pallet use in our warehouse operations. Our third party logistics provider, Omni, signed the Climate Pledge in Q3 2021 committing to net zero carbon by 2040. In addition, our supplier agreements warrant that all products sold to us are manufactured in full compliance with all applicable national, provincial, state and local environmental, health and safety statutes, acts, ordinances, rules, codes, standards, laws and regulations and elimination of human trafficking, child labor, or modern slavery. We also receive annual conflict mineral disclosure from our suppliers.
We continue to use innovative techniques to reduce environmental impact and deliver products that can change people’s lives. For example, our product pipeline includes Mobi Tubeless, which is being developed to provide a tubeless infusion site option for our Mobi pump that allows the pump portion to be reused rather than disposed of every three days. Our research and development efforts also include infusion set innovations that focus on extending the length of infusion set wear, thereby reducing the number of sets used per customer, and reducing waste.
Community Outreach and Impact
We strive to be a good corporate citizen in the communities in which our employees live and work. For many people with diabetes, peer support plays a key role in successful diabetes management. To help fulfill this need, we provide support to a broad spectrum of people and organizations providing peer support and education through diabetes programs such as JDRF, Beyond type 1, Connected in Motion, Riding on Insulin, College Diabetes Network, Diabetes Exercise and Camping Association, and Touched by Type 1, among others, as well as regional diabetes events such as Children with Diabetes, Taking Control of Your Diabetes, American Diabetes Association, and camps where our employees participate and volunteer.
Our employee community outreach efforts include donations and volunteer work, serving on boards and advisory committees and other corporate and individual actions. Examples of our corporate giving efforts include:
•Bright Funds Employee Giving & Volunteering platform launch, which provides employees choice to where they direct giving and volunteering time for causes of significance to them.
•JDRF annual employee fundraising campaign in support of diabetes research.
•Athena sponsorships in support of women in STEM leadership in San Diego, including the Lifting While Climbing Summit and “Clinical Trial Diversity: Closing the Gap to Achieve Health Equity” event.
•Virtual Spanish Summit hosted by our community partners, JDRF and Beyond Type One designed to reach the Spanish-speaking type 1 diabetes population in the United States.
•Diabetes Camp Partnerships with Camp Conrad Chinnock and Camp Kudzu that specifically support underserved communities.
•Spare a Rose campaign in support of Life For a Child which provides under-resourced countries with insulin, supplies and diabetes education.

Human Capital
We are committed to creating and maintaining a safe, diverse, and inclusive community for all employees while we serve our customers and fulfill our mission to improve the lives of people with diabetes. As of December 31, 2021, we had approximately 2,000 regular full-time employees, all of whom work in the United States or Canada. The term “employees” in this Annual Report means our regular full-time employees. Our headquarters are in San Diego, CA, where our primary research and development and administrative headquarters are located, and where we also operate a manufacturing facility and a warehousing facility. In addition, we maintain an office in Boise, Idaho, where employees focus primarily on customer care and training and quality related activities, and an office in Markham, Ontario, Canada. None of our employees are represented by a collective bargaining agreement, and we have never experienced any work stoppage. We believe we have good relations with our employees.

Culture
Fostering and maintaining a strong, healthy culture is a key strategic focus. Our core values statement was created by our employees in a bottom-up, cross-functional process that we revisit and refresh on a periodic basis. Our Words We Live By describe our core values and reflect who we are and the way our employees interact with one another, our customers, partners and stockholders. Innovate Every Day is our commitment to run our business with the future in mind to deliver products that improve people’s lives, ensure continuous product improvements and exemplary customer support. No Shortcuts is holding ourselves to the highest ethical standards and delivering exceptional quality. Team Up highlights the importance of successful collaboration that is inclusive of diverse perspectives, both inside and outside of the Company. Stay Awesome reflects a universal respect among employees which allows us the freedom to be ourselves and to be effective at our jobs, knowing at the end of the day that we can trust everyone to do the right thing, for our customers, our investors and each other. People First emphasizes the deep care we have for the people who use our products, their loved ones and health care providers. We are committed to involving end users in the research and development of our products and customer support efforts, to develop products and services that truly bring convenience, innovation, and usability to diabetes management.
In 2021, we conducted our first employee engagement survey through Gallup, a leading global consulting firm on employee engagement. More than 90% of our employees participated, and the results demonstrated that our overall engagement levels exceed Gallup’s averages worldwide, in the United States, and in life sciences. The results also reflected that we are a mission-driven company with employees’ response on our strength of purpose far exceeding Gallup’s measurement for world class. We have detailed ethics and compliance policies that instill a commitment to ethical behavior and legal compliance across our company. Employees are encouraged to approach their managers if they believe violations of standards or policies have occurred. Employees are also able to make confidential and anonymous reports using an online or telephone hotline hosted by a third party provider.
Diversity, Equity and Inclusion
Our diversity, equity and inclusion (DE&I) goals focus on cultivating and encouraging an inclusive and equitable culture where diversity of thought is represented and can thrive throughout our organization. We believe that a culture of inclusion and diversity enables us to create, develop and fully leverage the strengths of our workforce to exceed customer expectations and meet our growth objectives. More than half of our employees are female, including one-third of our employees at the Vice President level or higher, and approximately half of our employees are from an underrepresented ethnic community. We believe that bringing together different perspectives and experiences is fundamental to innovation and continuing to raise the bar in the field of diabetes technology.
2021 was our first full year of having a DE&I Council. This Council is sponsored by executive management and we provide regular updates to our Board of Directors on its initiatives and progress. It is staffed by employees with diverse backgrounds, experiences or characteristics who share a common interest in professional development, improving corporate culture and delivering sustained business results. Our DE&I efforts are focused on diabetes representation and access, representation in leadership, representation in technology roles and pro-inclusion. In addition, we are focused on cultivating and supporting our internal culture through diversity of thought, support and advocacy within the diabetes community and continuing to build and maintain a diverse and inclusive workforce.

Many of our community outreach and impact efforts are focused on support for diversity-related causes. We have also been expanding our support for diabetes-related clinical investigators, camps, and other organizations that are actively focusing their research on underserved groups. We embrace the importance of diverse cultural perspectives in the customer stories we promote, which is reflected in our website articles, social media posts, and roster of compensated ambassadors, and influences our sponsorship and grant commitments.
Organizational Development
Attracting, developing and retaining employees is critical to our longer-term success. In mid-2021, we began evolving our organizational structure by creating new senior leadership positions to strengthen our management team as we prepare for continued growth, near-term product expansions and the execution of our longer-term product pipeline strategy. In addition, to support the advancement of our employees, we offer training and development programs encouraging advancement from within and continue to fill our team with strong and experienced management talent. We leverage both formal and informal programs to identify, foster, and retain top talent at both the corporate and operating level.

We have established a comprehensive training program to develop employees throughout the organization. Emerging Leaders and Leading in Tandem are examples of internal programs intended for high performing individual contributors, and newly hired and promoted supervisors and managers, respectively. More than 90% of employees participating in these programs remain employed at Tandem and approximately one-third have been promoted or have had a significant change in scope of responsibility. In 2021, more than 150 employees participated in our leadership development programs. In addition, more than 800 employees participated in our first virtual Peak Performance Summit in 2021, with both internal and external experts as part of Employee Development Week.
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

Total Rewards
We have demonstrated a history of investing in our workforce by offering competitive salaries and wages. Annual increases and incentive compensation are based on merit, which is communicated to employees at the time of hiring and documented through our talent management process as part of our annual review procedures and upon internal transfer and/or promotion. To foster a stronger sense of ownership and align the interests of partners with stockholders, stock options and/or restricted stock units are provided to a substantial proportion of our employees under our broad-based stock incentive programs. Also, our employees are able to participate in our employee stock purchase program. Furthermore, we offer comprehensive, locally relevant and innovative benefits to all eligible employees, including health insurance, paid time off, paid and unpaid leaves, a retirement plan, health savings accounts, flexible spending accounts, life and disability coverage, voluntary accident, critical illness, legal and identity theft coverage, employee discount program, and an employee loaner pump program. In addition, we engage nationally recognized outside compensation and benefits consulting firms to independently evaluate the effectiveness of our executive compensation and total rewards programs and to provide benchmarking against our peers within the industry.

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
In 2021, we implemented safety management software to better manage safety inspections, assessments, and safety data sheets. We have comprehensive safety training programs that ensure our employees know how to do their jobs safely and in compliance with laws and regulations. We operate in modern, efficient, and safe facilities, and have had minimal accident and injury rates company-wide. Despite this success, however, our goal remains the same: zero accidents.
In the COVID-19 global pandemic, we have been deemed an essential healthcare business under applicable governmental orders based on the critical nature of the products we offer and the communities we serve. As a result, our manufacturing and warehousing sites continued operating during the COVID-19 pandemic. As such, we have invested in creating physically safe work environments for our employees through the implementation of new protocols, trainings and communications.

COVID-19 Global Pandemic Impact and Considerations
Our business has been impacted in a variety of ways since the onset of the COVID-19 global pandemic in early 2020, and will likely continue to be impacted for the remainder of 2022. Specific factors that have influenced our financial results and the way in which we operate include fluctuations in shelter-in-place restrictions, supply chain constraints, labor shortages, the timing and extent of vaccine availability and surges in infection and hospitalization rates as new COVID variants have emerged. Throughout this time, we have responded to each of these unique challenges, while prioritizing the health and safety of our employees and customers and working diligently to maintain a continuous supply of products, training and customer support.
Most notably, our sales results reflected a high degree of variability across the quarters during this time, unlike historical seasonal trends. We experienced a modest impact early in 2020, which became more pronounced and continued in varying degrees as the pandemic progressed. Initially, the impact on our business was relatively consistent worldwide but we have since seen variations in individual markets based on local conditions and anticipate ongoing fluctuations may continue.
Our inventory levels have also fluctuated as we respond to supply chain constraints, due to availability of components from the various suppliers we use to build our products. While we have adequate raw material inventory for a substantial portion of our pump and cartridge components, we are below our targeted stocking levels for others. In early 2020, we initiated regular discussions with our key suppliers regarding their abilities to fulfill existing orders and assess their ongoing capacity. Over the course of the pandemic, we have increased the frequency of those communications. We continue to monitor factors that could negatively impact our supply chain, such as global shortages of semiconductors, copper and paper, as well as custom components for our insulin pumps and cartridges where we rely on a limited number of qualified suppliers. We anticipate experiencing continued challenges managing supply chain constraints, including the potential for limitations on availability of components as well as increased purchase costs.
Generally, our entire operation has been impacted as we navigate the generalized labor shortages impacting global markets. The labor challenges affect our ability to recruit and hire key talent at the same pace as in years past, but we remain active in our recruiting efforts and competitive in our offerings. In particular, these labor challenges combined with regulatory delays have impacted our product development and launch timelines. The FDA has generally stated that its review process may take longer than normal due to prioritization of COVID-related products and services. We have experienced lengthy delays in the review of pending submissions with the FDA, making regulatory timelines increasingly difficult to predict.
We have adapted well in our commercial operations and customer-facing functions. Our sales organization balances remote and in-person interactions based on the needs and requirements of the customers with whom they interact. For example, prior to the onset of the pandemic, nearly all trainings for customers purchasing our pump platform were in-person. We quickly pivoted to nearly all trainings being provided on remote platforms. Since that time, we have achieved a balance that includes options for the individual based on their unique needs. We continue to see variability across the markets in which we operate and anticipate these fluctuations between in-person and remote interactions will continue.
Our facilities have been closed for non-essential purposes throughout most of the pandemic, while our manufacturing operations were deemed essential due to the critical nature of our product and the communities that we serve. To help ensure the safety and health of those employees working in our facilities, we have implemented preventative measures by requiring employees to wear masks and perform temperature checks before each shift. We are currently developing a return-to-work strategy for the rest of the organization that will incorporate a hybrid approach to meet the needs of our employees, as well as optimize usage of our facilities.
Overall, we anticipate that our sales and operating results will continue to be impacted and subject to unpredictable variability. The full extent of the impact of the pandemic on our future business and operations is difficult to estimate and will depend on a number of factors including the scope and duration of the COVID-19 global pandemic, and the relative impact of COVID-19 on the business operations of our contract manufacturers, suppliers and competitors.

Management
John F. Sheridan (age 66) has served as our President and Chief Executive Officer since March 2019 and as a member of our board of directors since June 2019. Mr. Sheridan previously served as Executive Vice President and Chief Operating Officer since April 2013. Prior to joining our company, Mr. Sheridan served as Chief Operating Officer of Rapiscan Systems, Inc., a provider of security equipment and systems, from March 2012 to February 2013. Mr. Sheridan served as Executive Vice President of Research and Development and Operations for Volcano Corporation, a medical technology company, from November 2004 to March 2010. From May 2002 to May 2004, Mr. Sheridan served as Executive Vice President of Operations at CardioNet, Inc., a medical technology company, now operating as BioTelemetry, Inc. (Nasdaq: BEAT). From March 1998 to May 2002, he served as Vice President of Operations at Digirad Corporation, a medical imaging company. Mr. Sheridan holds a B.S. in Chemistry from the University of West Florida and an M.B.A. from Boston University.
David B. Berger (age 52) has served as our Executive Vice President and Chief Operating Officer since February 2022 and is responsible for the Company’s manufacturing, supply chain, quality, regulatory and clinical functions. He previously served as our Chief Business Operations and Compliance Officer since November 2020, as our Executive Vice President, Chief Legal and Compliance Officer since April 2019, and as General Counsel since August 2013. From January 2008 until August 2013, Mr. Berger was employed at Senomyx, Inc., a taste science company, where he most recently served as Senior Vice President and General Counsel. From April 2003 until October 2007, Mr. Berger was responsible for all commercial aspects of legal affairs at Biosite Incorporated, Biosite, a provider of medical diagnostic products, most recently serving as Vice President, Legal Affairs. Previously, Mr. Berger was an attorney at Cooley Godward LLP and Amylin Pharmaceuticals, Inc. Mr. Berger holds a B.A. in Economics from the University of California, Berkeley and a J.D. from Stanford Law School.
Rick A. Carpenter (age 58) has served as our Chief Technical Officer since November 2021. Prior to joining our company, Mr. Carpenter served from February 2020 as the Senior Vice President of Engineering at Inseego Corporation, where he led the worldwide engineering team and was responsible for device hardware and software, cloud software, quality assurance, regulatory and product certification and technical account management. From April 2017 to January 2020, he was the General Manager of the IoMT Business and the Senior Director of Engineering at Capsule Technologies, a company that integrates medical devices and wearables into a secure medical grade system that collects data and provides it to healthcare professionals for patient monitoring. Prior to that, from May 2009 until March 2017, Mr. Carpenter served as the Senior Vice President of Engineering at Smith Micro Software. Earlier in his career, he held various engineering development and leadership roles at Nextwave Wireless, Sierra Wireless, General Dynamics, Motorola and Denso. Mr. Carpenter received a BS in Computer Science from The University of Texas Permian Basin, and completed coursework for a MS in Computer Science from The University of Texas at Arlington.
Elizabeth A. Gasser (age 46) has served as our Executive Vice President, Strategy and Corporate Development since January 2020. Prior to joining our company, Ms. Gasser served from June 2017 as an independent adviser providing strategic and corporate development solutions to boards and executive teams. From January 2016 to June 2017 she was Vice President of Corporate Strategy at QUALCOMM Technologies, Inc. (QTI), a subsidiary of QUALCOMM Incorporated (Nasdaq: QCOM), a global leader in the development and commercialization of technologies and products used in mobile devices and other wireless products. Prior to that, from November 2012 to January 2016 she was Vice President of Strategic Development at QTI, after serving in other strategic related roles of increasing responsibility beginning in 2006. Ms. Gasser holds a B.A. and an M.A. in Economics from the University of Cambridge.
Brian B. Hansen (age 54) has served as our Executive Vice President and Chief Commercial Officer since February 2016. Prior to joining our company, Mr. Hansen served from September 2014 as Chief Commercial Officer of Adaptive Biotechnologies Corp. From May 2013 to September 2014, Mr. Hansen served as Head of Commercial, Sales and Marketing, of Genoptix, a Novartis Company. From December 2005 to February 2013, he served in various roles of increasing responsibility at Gen-Probe, Inc., a medical diagnostics company, most recently serving as Senior Vice President, Global Sales and Services from January 2012 to February 2013. Mr. Hansen received a B.S. in Business Administration from the University of Missouri-Columbia, and an M.B.A. from the School of Business at San Diego State University.

Shannon M. Hansen (age 56) has served as Senior Vice President, General Counsel, Chief Compliance Officer and Secretary since January 2022 and is responsible for the Company's legal, compliance and privacy functions. Before joining our Company, Ms. Hansen served as General Counsel, Corporate Secretary and Chief Privacy Officer at Alto Pharmacy from April 2020 to September 2021, where she oversaw the development of the legal, privacy and compliance functions. Before her role at Alto Pharmacy, she held various leadership roles at Abbott, including Division Vice President & Associate General Counsel, Patents from June 2017 to February 2020, Division Vice President and Associate General Counsel for the Diabetes, Vascular and Structural Heart divisions from June 2015 to June 2017, Head of Legal for the Diabetes Division from January 2013 to June 2015, and Division Counsel, Patents from May 2009 to December 2012. Earlier in her career, she served as a partner at Kirkland & Ellis LLP, a global law firm, and worked in the Solicitor’s Office at the United States Patent and Trademark Office. Ms. Hansen holds a BS in Chemical Engineering from Carnegie Mellon University, and a JD from Stanford Law School.
James Leal (age 58) has served as our Senior Vice President, Operations since August, 2017. Dr. Leal joined Tandem in October 2010 as Vice President, Operations. Previously, Dr. Leal was the Vice President of Manufacturing and Field Support for Volcano Corporation and held Director Roles with CardioNet, Inc. and Digirad Corporation. He held Senior Engineering roles with FlipChip Technologies and Hughes Aircraft Company. He has won several awards including a Hughes Aircraft Doctoral and Masters Fellowship and was a recognized nominee for Most Promising Hispanic Engineer of the Year Award. Dr. Leal is a University of Arizona graduate with a B.S. in Metallurgical Engineering, and both a M.S. and a PhD in Materials Science and Engineering.
Susan M. Morrison (age 42) has served as our Chief Administrative Officer since September 2013 and as an Executive Vice President since December 2017, and is responsible for the Company’s investor relations, corporate communications, program management, human resources and facilities functions. From April 2013 until September 2013, she served as our Vice President, Human Resources, Corporate and Investor Relations. Ms. Morrison served as our Director, Corporate and Investor Relations, from January 2009 to March 2013, and was our Director, Corporate Services from November 2007 to December 2008. Prior to joining our company, Ms. Morrison held various positions in Corporate and Investor Relations at Biosite from August 2003 through November 2007. Ms. Morrison holds a B.A. in Public Relations from Western Michigan University.
Leigh A. Vosseller (age 49) has served as our Executive Vice President, Chief Financial Officer, and Treasurer since June 2018, and served as Senior Vice President, Chief Financial Officer and Treasurer from January 2018 to May 2018. Ms. Vosseller is our principal financial and accounting officer. She joined us as Vice President of Finance in 2013 and was promoted to Senior Vice President of Finance in August 2017. Prior to that time, she served as Vice President and Chief Financial Officer at Genoptix, beginning in 2011, after initially joining Genoptix in 2008. Prior to that she held a senior finance position at Biosite where she played a key role in developing the financial and administrative infrastructure for international expansion. Ms. Vosseller is a certified public accountant (inactive) and holds a B.S. in Accounting from Missouri State University.
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
•Global economic and market uncertainty may adversely impact our business, financial condition and operating results.

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
Since our inception in January 2006, we have incurred a significant net loss. As of December 31, 2021, we had an accumulated deficit of $634.6 million. To date, we have funded our operations primarily through cash collected from product sales, private and public offerings of our equity securities, and debt financing. We have devoted substantially all of our resources to the design, development and commercialization of our products, the scaling of our manufacturing and business operations, and the research and development of our current products and products under development.
We began commercial sales of our first product, t:slim, in August 2012 and our current flagship pump platform, t:slim X2, in October 2016. The t:slim X2 insulin pump now represents 100% of new pump shipments. Until the third quarter of 2018 we were selling our products only in the United States and have since launched our products in select international geographies.
Since the first quarter of 2013, we have been able to manufacture and sell our insulin pump products at a cost and in volumes sufficient to allow us to achieve a positive overall gross margin. For the years ended December 31, 2021 and 2020, our gross profit was $376.2 million and $260.5 million, respectively. Although we have achieved a positive overall gross margin and generated net income for the first time for the year ended December 31, 2021, we may still operate at a net loss from time to time due to fluctuations in our business.
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
Because we currently rely on sales of our t:slim X2 insulin pump and related products to generate a significant majority of our revenue, any factors that negatively impact sales of these products (or negatively impact the products or components integrated with these products), or result in sales of these products increasing at a lower rate than expected, could adversely affect our business, financial condition and operating results. We believe the COVID-19 global pandemic has had, and that it may continue to have, an adverse impact on sales of our products. Furthermore, any disruption in our supply chain could negatively impact our ability to manufacture or otherwise supply sufficient product quantities to meet current customer demand, or any unexpected increase in demand, which could also have the effect of magnifying the negative impact of any of the factors described above.
Public health threats, such as the COVID-19 global pandemic, have had and could continue to have a material adverse effect on our operations, the operations of our business partners, and the global economy as a whole.
Public health threats and other highly communicable diseases and outbreaks could adversely impact our operations, the operations of our customers, suppliers, distributors and other business partners, as well as the healthcare system in general. For example, the COVID-19 global pandemic resulted in a rapid and sustained rise in unemployment rates and decreases in global economic activity. While we observed some increase in economic activity in the United States beginning in the second quarter of 2021, the overall scope of the COVID-19 global pandemic and its impacts continue to fluctuate, and in some instances worsen, in various regions worldwide. Although the overall negative impact from the COVID-19 global pandemic on our business is difficult to estimate, we anticipate that our sales and operating results will continue to be adversely impacted in future periods and subject to unpredictable variability notwithstanding relaxed travel and social distancing restrictions. Further, certain development activities, such as human factors studies associated with our product development efforts, activities to support the manufacturing scale-up for new products and the recruitment of participants in ongoing clinical studies, were modified or delayed due to impacts of the COVID-19 global pandemic, which has and continues to impact our development timelines and regulatory strategies and also could have a negative impact on our product commercialization efforts and the future demand for our products.

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
In addition to the foregoing impacts, disruptions from the COVID-19 global pandemic, or other similar outbreaks or epidemics, could result in delays in or the suspension of our manufacturing operations, research and product development activities, regulatory work streams, clinical development programs and other important commercial functions. In particular, if we or our third-party manufacturers are required to delay or suspend our manufacturing operations, we may encounter severe product shortages, which would adversely affect our results of operations and harm our reputation. We are also dependent upon our third-party suppliers for many of our product components and for our manufacturing-related equipment, and the COVID-19 global pandemic has and could continue to have a material adverse impact on the operations of one or more of our suppliers. These adverse impacts on our suppliers could prevent them from delivering products to us or supporting our requirements for manufacturing-related equipment on a timely basis, or at all. For example, we continue to focus on increasing our cartridge inventory to targeted levels, but there can be no assurance that we or our third-party cartridge manufacturer will be able to manufacture cartridges in the quantities we require to meet product demand. In addition, at various times since the beginning of the pandemic our primary infusion set manufacturer experienced certain production and inventory constraints. There can be no assurance our supplier will be able to provide infusion sets in the quantities we require to meet customer demand. Additionally, we have been and may continue to be negatively impacted by global shortages of semiconductors and copper, which could limit our insulin pump manufacturing capacity. If we continue to experience these or similar manufacturing challenges, or if these challenges worsen in the future, it could increase our manufacturing costs, disrupt our manufacturing operations, negatively impact our product sales and harm our reputation.

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

Our primary competitors are major medical device companies that are publicly traded companies or divisions or subsidiaries of publicly traded companies, including Insulet and Medtronic. In addition, Eli Lilly has announced a collaboration to commercialize an existing third-party insulin pump as part of a to-be-developed system and Becton Dickinson and Company announced its intention to spin off its diabetes care business as a separate publicly-traded company. There are also a number of other companies developing and marketing their own insulin delivery systems and/or related software applications, including insulin pumps and Bluetooth-enabled insulin pens to support MDI therapy. While these industry changes are significant, it is difficult to know how they will impact our business or the competitive landscape in which we operate. Our key competitors, most notably Medtronic, enjoy several competitive advantages over us, including:
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

In some instances, our competitors offer products that include features that we do not currently offer. For instance, Insulet offers an insulin pump with a tubeless delivery system that does not utilize an infusion set and Medtronic is selling a connected insulin pen delivery device. Additionally, Medtronic recently announced the launch in select European countries of an infusion set that can be worn for up to seven days.

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
A key element of our business strategy involves our sales, marketing, clinical and customer service personnel driving adoption of our products. We have significantly increased the number of sales, marketing, clinical and customer service personnel employed by us since we commenced commercial sales. However, we have faced considerable challenges in growing and managing these resources, including with respect to recruiting, training and assimilation of sales territories and new clinical training staff. We expect to continue to face significant challenges as we seek to further increase the number of our sales, clinical and customer service personnel in order to optimize the coverage of our existing sales territories, as well as expand the number and scope of our existing sales territories. These challenges may be even greater in connection with our commercial expansion outside of the United States, where we have limited experience. Unexpected turnover among our sales, marketing, clinical and customer service personnel, or unanticipated challenges in recruiting additional personnel, would have a negative impact on our ability to achieve our sales projections. Further, if a sales, marketing or clinical representative was to depart and be retained by one of our competitors, we may fail to prevent him or her from helping competitors solicit business from our existing customers, which could adversely affect our sales. Similarly, if we are not able to recruit and retain a network of diabetes educators and customer service personnel, we may not be able to successfully train and service new customers, which could delay new sales and harm our reputation. These risks may be greater now than in the past due to current general labor shortages in the United States, and in particular in our office locations in San Diego, California and Boise, Idaho.
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
For the year ended December 31, 2021, our two largest independent distributors in the United States collectively comprised approximately 21% of our worldwide sales, and our three largest independent international distributors collectively comprised approximately 55% of our international sales. If any of our key independent distributors were to cease to distribute our products or reduce their promotion of our products as compared to the products of our competitors, our sales could be adversely affected. In that case, we may need to seek alternative independent distributors or increase our reliance on our other independent distributors or our direct sales representatives, which may not prevent our sales from being adversely affected. Additionally, to the extent we enter into additional arrangements with independent distributors to perform sales, marketing or distribution services, the terms of the arrangements could result in our product margins being lower than if we directly marketed and sold our products.

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
We are increasingly dependent on clinical investigators and clinical sites to enroll participants in our current and anticipated clinical trials and human factors studies, and the failure to successfully complete those trials and studies could prevent us from obtaining regulatory approvals for or commercializing our products.
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

In response to the COVID-19 global pandemic, we have taken steps to prioritize the health and safety of our employees and customers, while working to maintain a continuous supply of products, training and customer support. For example, we have implemented preventative safety measures for our employees involved in production and fulfillment operations as well as for any field-based employees. For employees in other functions, we have adopted measures designed to help employees remain effective in a work-from-home environment and we are implementing safety measures and protocols as employees transition back into our facilities. We also temporarily increased our staffing in certain operations in order to mitigate potential risks associated with increases in unplanned employee absences or illness. In addition, due to shortages of specific components, we have had to qualify alternative components or source components from alternative distributors. Each of these measures has resulted in unanticipated expenses that will negatively impact our gross margin and may adversely impact our ability to achieve profitability. We may also incur additional incremental expenses to help us support our ongoing operations during a period of unpredictable variability in the demand for our products, including throughout the duration of the COVID-19 pandemic.
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
In response to the COVID-19 global pandemic, in early 2020 we initiated discussions with our key suppliers regarding their abilities to fulfill existing orders and we have continued to regularly assess their capacity. At various times, our primary infusion set manufacturer experienced certain inventory constraints which resulted in us requesting some customers to accept substitutions of similar products to prevent delays in order fulfillment. Additionally, at various times our cartridge inventory was below our targeted stocking levels and our inventory of certain pump and cartridge components are currently below our targeted stocking levels. We continue to monitor factors that could negatively impact our supply chain, such as shortages of semiconductors and copper that are needed to manufacture our insulin pumps and accessories and custom components for our insulin pumps and cartridges where we rely on a limited number of qualified suppliers. If we continue to experience these or similar manufacturing challenges, or if these challenges worsen in the future, it could have a negative impact on product sales and harm our reputation.
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
We currently rely, and expect to continue to rely, on third-party suppliers to supply components of our current products and our potential future products, including our disposable insulin cartridges. For example, we rely on plastic injection molding companies to provide plastic molded components, electronic manufacturing suppliers to provide electronic assemblies, and machining companies to provide machined mechanical components. We also purchase all of our infusion sets and pump accessories from third-party suppliers. For our business strategy to be successful, our suppliers must be able to provide us with components and products in sufficient quantities, in compliance with regulatory requirements and quality control standards, in accordance with agreed-upon specifications, at acceptable costs and on a timely basis.
Although we have long-term supply agreements with many of our suppliers, these agreements do not include long-term capacity commitments. Under most of our supply agreements, we make purchases on a purchase order basis and have no obligation to buy any given quantity of components or products until we place written orders, and our suppliers have no obligation to manufacture for us or sell to us any given quantity of components or products until they accept an order. In addition, our suppliers may encounter problems that limit their ability to manufacture components or products for us, including financial difficulties, damage to their manufacturing equipment or facilities, inability to obtain raw materials or other components, or problems with their own suppliers. For instance, we are currently subject to allocation limits for certain semiconductor components. As a result, our ability to purchase adequate quantities of our components or products may be limited. If we fail to obtain sufficient quantities of high-quality components to meet demand on a timely basis, we could lose customer orders, our reputation may be harmed, and our business could suffer.

We generally use a small number of suppliers for our components and products, some of which are located outside the United States, including in China, Mexico and Costa Rica. Depending on a limited number of suppliers exposes us to risks, including limited control over costs, including tariffs, availability, quality and delivery schedules. Moreover, in some cases we do not have long-standing relationships with our manufacturers and may not be able to convince suppliers to continue to make components available to us unless there is demand for such components from their other customers. As a result, there is a risk that certain components could be discontinued and no longer available to us at acceptable prices, or at all. We have in the past been, and we may in the future be, required to make significant “last time” purchases of component inventories that are being discontinued by the manufacturer to ensure supply continuity. If any one or more of our suppliers cease to provide us with sufficient quantities of components in a timely manner or on terms acceptable to us, we would have to seek alternative sources of supply. We are actively pursuing alternative suppliers of several existing components and qualifying new alternatives to existing select components, but there is no assurance that we will be able to identify alternative sources that meet our requirements and at comparable prices, or at all. Because of factors such as the proprietary nature of our products, our quality control standards and applicable regulatory requirements, we cannot quickly engage additional or replacement suppliers for some of our critical components. These risks associated with the procurement of critical components from a limited number of suppliers may be increased as a result of the COVID-19 global pandemic. Failure of any of our suppliers to deliver products at the level our business requires could harm our reputation and limit our ability to meet our sales projections, which could have a material adverse effect on our business, financial condition and operating results.
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
Although we operate in multiple locations, most of our current operations are still conducted in San Diego, California, including our final pump assembly, some manufacturing processes, and the majority of our research and development, management and administrative functions. In addition, the majority of our inventories of component supplies and finished goods is stored at two facilities in San Diego. Over the past two years we substantially expanded various quality and customer and technical support activities in Boise, Idaho. We take precautions to safeguard our facilities, including by acquiring insurance, employing back-up generators, adopting health and safety protocols and utilizing off-site storage of computer data. However, vandalism, terrorism or a natural disaster, such as an earthquake, fire or flood, or other catastrophic event, could damage or destroy our manufacturing equipment or our inventories of component supplies and finished goods, cause substantial delays in our operations, result in the loss of key information, result in reduced sales, and cause us to incur additional expenses. Our insurance coverage may not be sufficient to provide coverage with respect to the damages incurred in any particular case, and our insurance carrier may deny coverage with respect to all or a portion of our claims. Regardless of the level of insurance coverage or other precautions taken, damage to our facilities may have a material adverse effect on our business, financial condition and operating results.

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
Studies to evaluate the safety or effectiveness of our latest products in a controlled setting are only available over the past few years. As a result, people with insulin-dependent diabetes and healthcare providers may not be familiar with our studies and may be slower to adopt or recommend our products. Further, even with data from controlled studies third-party payors may not be willing to provide coverage or reimbursement for our products. We remain subject to regulatory and product liability risks, and these and other factors could slow the adoption of our products and result in our sales being lower than anticipated. In addition, future studies or clinical experience may indicate that treatment with our products is not superior to treatment with competitive products. Such results could slow the adoption of our products and significantly reduce our sales, which could prevent us from achieving our forecasted sales targets or achieving or sustaining profitability.
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
Any alleged illness or injury associated with any of our products or product recalls may negatively impact our financial results and business prospects depending on a number of factors, including the scope and seriousness of the problem, degree of publicity, reaction of our customers and healthcare professionals, competitive response, and consumer perceptions generally. Even if such an allegation or product liability claim lacks merit, cannot be substantiated, is unsuccessful or is not fully pursued, the negative publicity surrounding any assertion that our products have caused or carry a risk of causing illness, injury or death could adversely affect our reputation with customers, healthcare professionals, third-party payors, and existing and potential collaborators, and could adversely affect our operating results and cause a decline in our stock price. Furthermore, general concerns regarding the perceived safety or reliability of any of our products, or any component thereof, may have a similar adverse effect on us.
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
We operate our business, and our third-party contract manufacturers are located, in regions subject to natural disasters, including earthquakes, hurricanes, floods, fires and other catastrophic events. For example, a portion of our office facilities located in San Diego are in an area that is prone to flooding, which has occasionally temporarily disrupted our business operations. Any natural disaster could adversely affect our ability to conduct business and provide products and services to our customers, and the insurance we maintain may not be adequate to cover our losses resulting from any business interruption resulting from a natural disaster or other catastrophic events. Any future disruptions to our operations could have a material adverse impact on our financial condition and results of operations in future periods.
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
The risks posed by this lawsuit and any future related matters include civil monetary damages, attorney fees and costs, other legal penalties, reputational damage, loss of goodwill, and competitive harm. It is possible that our legal expenses and defense costs, alone or together with any monetary damages, may exceed the limits of any applicable insurance coverage that we carry.

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
We have experienced and may continue to experience one or more of these risks in connection with our acquisition of Sugarmate, which was completed in 2020. For example, as a result of an update to Dexcom’s data systems in October 2021, Sugarmate users in all geographies were unable to receive Dexcom CGM data in the Sugarmate app. Connections for users in the United States were restored in December 2021 but we have not yet restored connections in other geographies. While we continue to work towards restoring service for most users outside the US, we may not be able to restore services to all countries on the same timeline, or restore services to all users. These service disruptions, or other problems utilizing the mobile app or other assets acquired from Sugarmate, could adversely affect our ability to realize the expected benefits from the Sugarmate acquisition. Further, it is possible that we could experience a loss of Sugarmate customers or reputational harm arising from this service outage or similar events, which could adversely affect our business, results of operations, and financial condition.
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
At December 31, 2021, we had $623.8 million in cash, cash equivalents and short-term investments. Our management expects the continued growth of our business, including the expansion of our customer service infrastructure to support our growing base of customers, our plans to expand commercial sales of our products outside of the United States, the growth of our manufacturing and warehousing operations, increasing the size of our facility footprint due to increases in headcount and additional R&D activities, will continue to increase our expenses. In addition, the amount of our future product sales is difficult to predict and actual sales may not be in line with our forecasts. Accordingly, our future capital requirements will depend on many factors, including:

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

•the cost of ongoing compliance with legal and regulatory requirements

•the expenses we incur in connection with current or future litigation or governmental investigations;

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
•regulatory clearance or approvals, or adverse regulatory or legal actions, affecting our products or those of our competitors; and
•the timing of revenue and expense recognition associated with our product sales pursuant to applicable accounting standards.
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

Risks Related to Our Intellectual Property and Potential Litigation
Our ability to comprehensively protect our intellectual property and proprietary technology is uncertain.
We rely primarily on patent, trademark and trade secret laws, as well as confidentiality and non-disclosure agreements, to protect our proprietary technologies. As of December 31, 2021, our patent portfolio consisted of approximately 117 issued U.S. patents and 83 pending U.S. patent applications. Of these, our issued U.S. patents expire between approximately 2022 and 2040. Our foreign patent portfolio consisted of approximately 41 issued patents and 15 pending patent applications in other countries throughout the world. Of these, our issued foreign patents expire between approximately 2025 and 2036. In addition, we also have 94 trademark registrations, including 18 U.S. trademark registrations and 76 foreign trademark registrations.
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
Any delay in, or failure to receive or maintain, clearance or approval for our products under development could prevent us from generating revenue from these products or achieving profitability. Moreover, customers may defer purchasing our existing products in anticipation of a new product launch. Additionally, the FDA and other regulatory authorities have broad enforcement powers and regulatory enforcement or inquiries, or other increased scrutiny on us, could dissuade some customers from using our products and adversely affect our reputation and the perceived safety and efficacy of our products.

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
As of December 31, 2021, we had accumulated federal and state net operating loss (NOL) carryforwards of approximately $301.2 million, and $291.0 million, respectively, which included the reduction recorded in 2019 discussed below. Of the total federal NOL carryforwards, approximately $112.1 million were generated after January 1, 2018, and therefore do not expire. NOL generated after January 1, 2018, is subject to 80% limitation in accordance with the Tax Cuts and Jobs Act of 2017. The remaining federal NOL carryforwards of $189.1 million will begin to expire in 2026, and state tax loss carryforwards continue to expire in 2022, unless previously utilized. If there is an “ownership change” with respect to our company, as defined under Section 382 of the Code, the utilization of our NOL and research credit carryforwards may be subject to substantial limitations imposed by the Code, and similar state provisions. Limitations imposed on our ability to utilize NOL carryforwards could cause U.S. federal income taxes to be paid earlier than would be paid if such limitations were not in effect and could cause NOL carryforwards to expire unused, in each case reducing or eliminating the benefit of our NOL carryforwards. In general, an ownership change occurs whenever there is a shift in ownership of our company by more than 50% by one or more 5% stockholders over a specified time period.
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
Item 1B.    Unresolved Staff Comments.
Not applicable.
Item 2.    Properties.
Substantially all of our operations are currently conducted at leased facilities, including our manufacturing processes, research and development activities, customer and technical support, and management and administrative functions. As of December 31, 2021, we occupied facilities with an aggregate total of approximately 367,000 square feet, increasing to 511,000 square feet in the first quarter of 2022, as follows:
United States
•Roselle Street Leases: 77,458 square feet of general office and laboratory space located on Roselle Street in San Diego, California. All of our existing leases for facilities on Roselle Street are scheduled to expire in May 2023.
•Vista Sorrento Parkway Lease: 73,929 square feet of general office space located on Vista Sorrento Parkway in San Diego, California, which is scheduled to expire in January 2028. We have two options to extend the term of the Vista Sorrento Parkway lease, with each option providing for an additional period of five years.
•Barnes Canyon Lease: 48,880 square feet of general office, manufacturing and warehouse space located on Barnes Canyon Road in San Diego, California, which is scheduled to expire in November 2023. We have a one-time option to extend the term of the Barnes Canyon lease for a period of not less than three years and not greater than five years.
•Marindustry Place Lease: 40,490 square feet of general office and warehouse space located on Marindustry Place in San Diego, California, which is scheduled to expire in April 2026. We have a one-time option to extend the term of the Marindustry Place lease for a period of no less than three years and no more than five years.
•High Bluff Sublease: 30,703 square feet of general office space located on High Bluff Drive in San Diego, California. The High Bluff sublease is scheduled to expire in March 2022.
•High Bluff Lease: 31,372 square feet of general office space located on High Bluff Drive, in San Diego, California. The High Bluff lease is a direct lease agreement for the same property subject to the High Bluff sublease. The lease term begins in April 2022 following the termination of the High Bluff sublease in March 2022, and is scheduled to expire in March 2024.
•Tech Center Lease: 181,949 square feet of general administrative, laboratory and research and development office space located on High Bluff Drive in San Diego, California. Phase I of the lease, consisting of 143,850 square feet, is expected to commence in the first quarter of 2022. Phase II of the lease, consisting of 38,099 square feet, is expected to commence in 2025. The lease term covering both Phase I and Phase II is currently expected to expire in April 2035. We have two options to extend the term of the lease, with each option providing for an additional period of five years.
•Shoreline Lease: 94,562 square feet of general office space located on Shoreline Drive in Boise, Idaho. The Shoreline lease term commenced in July 2020, and is scheduled to expire in June 2027. We have a one-time option to extend the term of the Shoreline lease for a period of three years.
International

•Markham Lease: 667 square feet of general office space located in Markham, Ontario, Canada. This is a month-to-month lease that can be canceled by delivering written notice of no less than one month to the landlord.
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
In September 2020, we were named as a defendant in a lawsuit entitled Buck Walsh, individually and on behalf of others similarly situated v. Tandem Diabetes Care, Inc., which was filed in the Superior Court of the State of California in the County of San Diego. The alleged violations include business and professions code and labor code violations for failure to compensate wages, unpaid meal and rest periods, and failure to reimburse for necessary business-related expenses. The case was brought as a class action and was later amended to also include a representative action under the California Private Attorney General Act, or PAGA. The class of plaintiffs includes hourly paid or non-exempt employees of the Company who were employed from April 6, 2016 through the date of adjudication. The parties recently agreed to resolve all claims in the lawsuit. The settlement of claims covered by the PAGA matter were approved by the Superior Court of the State of California in the County of San Diego on September 21, 2021 and settlement amounts were disbursed in 2021. Also in October 2021, a settlement of the class action related claims was preliminarily approved by an independent arbitrator mutually acceptable to both parties. The class action settlement is intended to resolve the claims of the individual plaintiff, as well as the remaining members of the class, unless an individual class member submits a timely request for exclusion. The material terms of the settlement are set forth in a binding Memorandum of Agreement dated as of July 1, 2021, which is subject to the completion of a number of conditions, as well as final approval by the independent arbitrator. There is no guarantee that the conditions will be met or that final approval will be obtained. If the final class settlement is not approved, or if other conditions to approval of the settlement are not met, the case will continue and the Company will continue to vigorously defend against the claims.
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

	Price Range
	High	Low
Year Ended December 31, 2021
First Quarter	$105.00	$77.77
Second Quarter	$100.80	$76.19
Third Quarter	$130.73	$92.17
Fourth Quarter	$155.86	$116.21

Year Ended December 31, 2020
First Quarter	$91.65	$43.69
Second Quarter	$99.33	$59.24
Third Quarter	$116.89	$91.93
Fourth Quarter	$123.74	$84.56
Holders of Record
As of February 17, 2022, there were approximately 42 holders of record of our common stock. The actual number of common stockholders is greater than the number of record holders, and includes stockholders who are beneficial owners, but whose shares are held in street name by brokers and other nominees. This number of holders of record also does not include stockholders whose shares may be held in trust by other entities.
Securities Authorized for Issuance under Equity Compensation Plans
Information about our equity compensation plans, as set forth in this Annual Report under the caption “Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters” in Part III, Item 12, is incorporated herein by reference.
Unregistered Sales of Equity Securities
None.
Repurchases of Equity Securities
We did not repurchase any of our equity securities during the years ended December 31, 2021 and 2020.
Item 6.    [Reserved]

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
Overview

We are a medical device company focused on the design, development and commercialization of technology solutions for people living with diabetes. Diabetes management can vary greatly from person-to-person, creating multiple market segments based on clinical needs and personal preferences. Our goal is to lead in insulin therapy management across multiple of these market segments by providing a portfolio of delivery devices, software, and data insight solutions to people living with diabetes, as well as their caregivers and healthcare providers.

Since our initial commercial launch, we have rapidly innovated and brought more products to market than our competitors. We have commercially launched seven insulin pump configurations in the United States since 2012 and three insulin pump configurations outside the United States since 2018. Today, our software-updatable t:slim X2 Insulin Delivery System (t:slim X2) hardware platform represents 100% of our new pump shipments. In the four-year period ended December 31, 2021, we shipped nearly 330,000 insulin pumps, which is representative of our estimated global installed customer base, assuming the typical four-year reimbursement cycle. Nearly 240,000 of these pumps were shipped to customers in the United States and nearly 90,000 were shipped to international markets.

Our manufacturing, sales and support activities principally focus on our flagship pump platform, the t:slim X2 and our complementary product offerings. Our simple-to-use t:slim X2 is based on our proprietary technology platform and is the smallest durable insulin pump available in the United States. We have commercially offered two different automated insulin dosing (AID) algorithms on t:slim X2, including our Control-IQ technology, which is an advanced hybrid-closed loop feature, designed to help increase a user's time in their targeted glycemic range. It was the first system cleared by the U.S. Food and Drug Administration (FDA) to deliver automatic correction boluses in addition to adjusting insulin to help prevent high and low blood sugar based on continuous glucose monitoring (CGM) readings. Approximately 200,000 t:slim X2 users have our Control-IQ technology, which launched in the United States in the first quarter of 2020, and is now available in more than 20 countries. Our Control-IQ technology uses information from Dexcom Inc.’s (Dexcom) G6 sensor, which is the third generation of Dexcom CGM that we have integrated with our pump technology.

The t:slim X2 is unique in that it is the only pump on which remote software updates have been made commercially available in the United States. Now available in the countries we serve worldwide, our Tandem Device Updater (TDU), is a revolutionary tool that has allowed more than 130,000 people to update their t:slim X2 software from a personal computer. This offering is a competitive advantage as it allows us to bring new features, such as our AID technology and CGM integration, to our customers faster than the industry has been able to historically.

Our insulin pump products are generally considered durable medical equipment and have an expected lifespan of at least four years. In addition to insulin pumps, we sell disposable products that are used together with our pumps and are replaced every few days, including cartridges for storing and delivering insulin, and infusion sets that connect the insulin pump to a user’s body. Additionally, we sell accessories such as belt clips and cases for use with pumps which are designed to enhance usability. In the United States, we also offer t:connect, our data management web application that provides users, their caregivers and their healthcare providers with a fast, easy and visual way to display diabetes therapy management data from our pumps, integrated CGMs and supported blood glucose meters.
Our primary research and development and administrative headquarters are located in San Diego, California. We also operate a manufacturing facility and a warehousing facility in San Diego. In addition, we maintain offices in Boise, Idaho and in Markham, Ontario, Canada. We employed approximately 2,000 regular full-time employees as of December 31, 2021.
For the years ended December 31, 2021, 2020 and 2019, our consolidated sales were $702.8 million, $498.8 million, and $362.3 million, respectively. For the year ended December 31, 2021, our net income was $15.6 million. For the years ended 2020 and 2019, our net loss was $34.4 million, and $24.8 million, respectively. Worldwide pump sales accounted for 59%, 63%, and 68% of our total sales, respectively, for the years ended December 31, 2021, 2020 and 2019, while pump-related supplies and accessories accounted for the remainder in each year.

Recent Developments
On February 16, 2022, we announced FDA clearance for the t:connect mobile app, which is the first-ever smartphone application capable of initiating insulin delivery on both iOS and Android operating systems. The updated t:connect mobile app is designed to offer t:slim X2 insulin pump users the ability to program and cancel bolus insulin requests through the convenience of their compatible smartphone. The new feature will be offered in the United States for no additional cost to new t:slim X2 insulin pump customers, and to in-warranty customers through remote software updates for both the t:slim X2 insulin pump and t:connect mobile app.
COVID-19 Global Pandemic Impact and Considerations

Our business has been impacted in a variety of ways since the onset of the COVID-19 global pandemic in early 2020, and will likely continue to be impacted for the remainder of 2022. Specific factors that have influenced our financial results and the way in which we operate include fluctuations in shelter-in-place restrictions, supply chain constraints, labor shortages, the timing and extent of vaccine availability and surges in infection and hospitalization rates as new COVID variants have emerged. Throughout this time, we have responded to each of these unique challenges, while prioritizing the health and safety of our employees and customers and working diligently to maintain a continuous supply of products, training and customer support.

Most notably, our sales results reflected a high degree of variability across the quarters during this time, unlike historical seasonal trends. We experienced a modest impact early in 2020, which became more pronounced and continued in varying degrees as the pandemic progressed. Initially, the impact on our business was relatively consistent worldwide but we have since seen variations in individual markets based on local conditions and anticipate ongoing fluctuations may continue.

Our inventory levels have also fluctuated as we respond to supply chain constraints, due to availability of components from the various suppliers we use to build our products. While we have adequate raw material inventory for a substantial portion of our pump and cartridge components, we are below our targeted stocking levels for others. In early 2020, we initiated regular discussions with our key suppliers regarding their abilities to fulfill existing orders and assess their ongoing capacity. Over the course of the pandemic, we have increased the frequency of those communications. We continue to monitor factors that could negatively impact our supply chain, such as global shortages of semiconductors, copper and paper, as well as custom components for our insulin pumps and cartridges where we rely on a limited number of qualified suppliers. We anticipate experiencing continued challenges managing supply chain constraints, including the potential for limitations on availability of components as well as increased purchase costs.

Generally, our entire operation has been impacted as we navigate the generalized labor shortages impacting global markets. The labor challenges affect our ability to recruit and hire key talent at the same pace as in years past, but we remain active in our recruiting efforts and competitive in our offerings. In particular, these labor challenges combined with regulatory delays have impacted our product development and launch timelines. The FDA has generally stated that its review process may take longer than normal due to prioritization of COVID-related products and services. We have experienced lengthy delays in the review of pending submissions with the FDA, making regulatory timelines increasingly difficult to predict.

We have adapted well in our commercial operations and customer-facing functions. Our sales organization balances remote and in-person interactions based on the needs and requirements of the customers with whom they interact. For example, prior to the onset of the pandemic, nearly all trainings for customers purchasing our pump platform were in-person. We quickly pivoted to nearly all trainings being provided on remote platforms. Since that time, we have achieved a balance that includes options for the individual based on their unique needs. We continue to see variability across the markets in which we operate and anticipate these fluctuations between in-person and remote interactions will continue.

Our facilities have been closed for non-essential purposes throughout most of the pandemic, while our manufacturing operations were deemed essential due to the critical nature of our product and the communities that we serve. To help ensure the safety and health of those employees working in our facilities, we have implemented preventative measures by requiring employees to wear masks and perform temperature checks before each shift. We are currently developing a return-to-work strategy for the rest of the organization that will incorporate a hybrid approach to meet the needs of our employees, as well as optimize usage of our facilities.

Overall, we anticipate that our sales and operating results will continue to be impacted and subject to unpredictable variability. The full extent of the impact of the pandemic on our future business and operations is difficult to estimate and will depend on a number of factors including the scope and duration of the COVID-19 global pandemic, and the relative impact of COVID-19 on the business operations of our contract manufacturers, suppliers and competitors.
Products Under Development

Our products under development support our strategy of developing insulin delivery systems as part of a therapy management portfolio that is designed to improve patient experience and outcomes. Our product development efforts fall into three pillars of innovation: delivery devices, device software including algorithms, and data and insights.
Delivery Devices

We are developing a family of delivery device solutions to meet the varying needs of people living with type 1 and type 2 diabetes by providing choice within our own portfolio. Preferences in the size, shape, and mode of operation that comprise an insulin pump’s hardware often impact a person’s pump purchasing decision and overall user experience.
Mobi

Formerly referred to under its development name, t:sport, the Tandem Mobi is approximately half the size of our t:slim X2 pump, and is being designed for people who seek even greater discretion and flexibility with the use of their insulin pump. Its features include a 200-unit cartridge, an on-pump bolus button, inductive charging, an AID algorithm, and is waterproof. We anticipate that Mobi will be our first insulin pump to support full pump-control from our mobile application.

t:slim X3

Advancing our flagship t:slim platform, the t:slim X3 is being designed to provide a modernized user interface and even greater usability for our planned feature updates. It is also being designed to include enhanced technology, such as greater processing power and capacity to support our advanced algorithms, as well as increased battery life, improved durability, and wireless software update capabilities.

Mobi: Tubeless

This offering is being developed to provide an alternative tubeless infusion site option for Mobi pump users. A goal of this design is to allow for people living with diabetes to customize the way they wear their pump with each cartridge change to best suit their personal preferences and lifestyle

Patch
Our patch pump design is in its early stages and is being developed for people living with diabetes who want a disposable tubeless solution.

Device Software
Our device software is used to control our pumps either directly through the pump’s interface or through our mobile application. It also includes our AID technology and the software used to support remote pump updatability.

Control-IQ Advancements

We are driving innovation in our algorithms, emphasizing automation, personalization and simplification, all intended to continue to improve therapeutic outcomes and provide a positive patient experience characterized by simplicity and ease of use. Additionally, we have initiated clinical studies to expand the indications of our Control-IQ technology to include people with type 1 diabetes ages 2 to 5 years old, as well as people living with type 2 diabetes. We are also researching the use of different insulins with our Control-IQ technology.

Mobile Control

We are working to expand our mobile control capability. In the future, our t:connect mobile app is planned to include additional pump control features, such as full operation of our Mobi pump.

Integration
Building a robust ecosystem and portfolio around our flagship insulin pumps requires product development efforts to integrate, add and enhance complementary system components.
Dexcom CGM: In November 2020, we entered into an agreement with Dexcom to extend our current collaboration to include integration with their future G7 CGM technology. Following integrated product development work, and required regulatory clearances or approvals, this will be the fourth generation of Dexcom CGM that we intend to integrate with our devices.

Abbott CGM: In June 2020, we announced an agreement with Abbott Laboratories (Abbott), to develop and commercialize integrated diabetes solutions that combine Abbott’s CGM technology with our insulin delivery systems. Following the completion of our integrated product development work, and after obtaining required regulatory clearances or approvals, we intend to focus our initial commercial activities on integrated products in the U.S. and Canada, with additional geographies considered in the future.
Data and Insights

Our goal is to innovate across our digital health platforms by using the vast amount of data that we collect, in combination with technology such as artificial intelligence or machine learning, to provide information and insights to people living with diabetes, their caregivers and healthcare providers and insurance payors. Key areas of development include making these insights easy to understand, provided in a flexible format with mobile or web apps, and available real time. In addition, we are working to integrate health-related information from third-party sources and use our data to support current and future products under development.
Tandem Source

Expanding the capabilities of our t:connect data management application available for customers in the United States, Tandem Source is our second-generation web-based data management application that is being designed to become our single, global platform. This application enhances clinical data visualization, provides added interface customization for users to personalize how they engage with their data and for healthcare providers to better manage their care. In the second quarter of 2021, we began limited testing of an initial version of Tandem Source in the United Kingdom. We continue to develop and test new features for Tandem Source in anticipation of a future commercial release of the product.
Settings Automation

Our automation research and development activities center around opportunities for enhanced user and healthcare provider experience, and improved clinical outcomes. In support of this effort, we are working to automate our pump settings adjustments to further enhance ease of use and expand adoption of our insulin pump products.
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
Insulin pumps in the markets we serve worldwide are generally subject to a four-year reimbursement cycle, imposed by the third-party insurance carrier, government plan or healthcare system that serves as the primary payor. At the end of each four-year cycle, customers may be eligible for the purchase of a new insulin pump, subject to the rules and requirements of the primary payor. The majority of our pump sales through the current period have been generated by new customers, but the opportunity for existing customers to purchase a renewal insulin pump increases each period as individual customer warranties expire. With programs dedicated to customer retention efforts, we expect such renewal purchases to represent a more significant portion of our shipments in the long-term.

Since inception through December 31, 2021, we have shipped approximately 395,000 pumps worldwide, of which nearly 330,000 insulin pumps were shipped in the last four years, which is representative of our estimated global in-warranty installed customer base, assuming the typical four-year reimbursement cycle. Nearly 240,000 of these pumps were shipped to customers in the United States, and nearly 90,000 were shipped to international markets. In the year ended December 31, 2021, we shipped 128,312 insulin pumps worldwide, compared to 90,771 insulin pumps shipped in 2020.
Pump shipments to customers in the United States by fiscal quarter were as follows:

	Pump Units Shipped for Each of the Three Months Ended in Respective Years - U.S.
	March 31	June 30	September 30	December 31	Total
2012	—	9	204	844	1,057
2013	852	1,363	1,851	2,406	6,472
2014	1,723	2,235	2,935	3,929	10,822
2015	2,487	3,331	3,431	6,234	15,483
2016	4,042	4,582	3,896	4,418	16,938
2017	2,816	3,427	3,868	6,950	17,061
2018	4,444	5,447	7,379	12,935	30,205
2019	9,669	12,799	13,814	17,453	53,735
2020	13,158	14,735	18,380	24,552	70,825
2021	16,644	20,665	20,296	25,712	83,317
Pump shipments to international customers by fiscal quarter were as follows:

	Pump Units Shipped for Each of the Three Months Ended in Respective Years - International
	March 31	June 30	September 30	December 31	Total
2018	N/A	N/A	1,055	3,233	4,288
2019	5,063	8,459	4,025	2,149	19,696
2020	4,220	3,952	3,641	8,133	19,946
2021	8,708	13,152	11,262	11,873	44,995
Trends Impacting Financial Results
Overall, we have experienced considerable sales growth each year since the commercial launch of our first product in the third quarter of 2012, only recognizing an operating profit on a full year basis for the first time in 2021. Our operating results have historically fluctuated on a quarterly or annual basis, particularly in periods surrounding anticipated regulatory approvals, the commercial launch of new products by us and our competitors, the commercial launch of our products in geographies outside of the United States and due to general seasonality in the United States. We expect these periodic fluctuations in our operating results to continue.
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
•timing of holidays and summer vacations, which may vary by geography and may be further influenced by the lifting or relaxation of COVID-19 related restrictions and broader availability of vaccines;

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
•the impact of any potential claims, investigations, information requests, or legal, regulatory or administrative proceedings with respect to potential or asserted violations of law, including: sales and marketing practices, anti-corruption and FCPA, antitrust, securities, employment, product liability, environmental, data privacy breaches and patent infringement, which may subject us to fines, penalties, expenses, or reputational harm;
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
•ability to enter into, maintain agreements, and accomplish continued success in current and future product integrations with CGM partners;
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
In addition to working to achieve our sales growth expectations, in the long-term we intend to continue to leverage our infrastructure investments to realize additional manufacturing, sales, marketing and administrative cost efficiencies with the goal of improving our operating margins and ultimately achieving sustained profitability. We achieved profitability for the first time in the fourth quarter of 2018 and again in the fourth quarters of 2019 and 2020, and were profitable for the year ended December 31, 2021. Though we have yet to achieve profitability consistently from period to period, we believe we can ultimately achieve sustained profitability by driving incremental sales growth in the United States and international markets, meeting our pump renewal sales objectives, maximizing manufacturing efficiencies on increased production volumes, and leveraging the investments made in our sales, clinical, marketing and customer support organizations.

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
In the United States, we primarily sell our products through national and regional distributors on a non-exclusive basis. These distributors are generally providers of medical equipment and supplies to individuals with diabetes. Our primary end customers are people with insulin-dependent diabetes. Similar to other durable medical equipment, the primary payor is generally a third-party insurance carrier and the customer is usually responsible for any medical insurance plan copay or coinsurance requirements. We believe we can continue to increase sales by promoting our products to a greater number of potential customers, caregivers and healthcare providers, although the COVID-19 global pandemic has had, and may continue to have, an adverse impact on our sales.
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
In general, in the United States we have experienced pump shipments being weighted heavily towards the second half of the year, with the highest percentage of pump shipments expected in the fourth quarter due to the nature of the reimbursement environment. Consistent with these historical seasonality trends, our domestic pump shipments have typically decreased significantly from the fourth quarter to the following first quarter. Outside the United States, we do not expect this same impact from seasonality associated with reimbursement, although the quarterly sales trends may be impacted by a number of other factors, including summer vacations, the timing of product launches into new geographies and variability in the ordering patterns of our distributor partners.
Since early 2020, the COVID-19 global pandemic had a major impact on businesses around the world, as well as our own quarterly trends. Initially, the impact on our business was relatively consistent worldwide but we have since seen varying degrees of impact in individual markets based on local conditions. For example, during 2021, we saw a gradual increase in the amount of in-person sales and training activities in the United States as vaccination availability expanded and social-distancing requirements were relaxed. During the second half of 2021, we saw reduced availability of customers and healthcare providers relating to people taking time off to vacation, which adversely impacted our sales of new pumps to customers during the period. We anticipate that our sales may not follow historical trends and may be subject to unpredictable variability in the coming months based on varying levels of impact of the global pandemic across the markets in which we operate. The full extent of the impact of the COVID-19 global pandemic on our business and operations will depend on a number of factors, including the scope and duration of the pandemic, varying government responses to the pandemic and potential delays to product development timelines.
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

Cost of Sales
Historically, we have manufactured our pumps and disposable insulin cartridges at our manufacturing facility in San Diego, California. In early 2020, our third-party cartridge manufacturer completed validation and commenced commercial-scale manufacturing to supplement our existing cartridge manufacturing capacity. By the end of 2021, the majority of our t:slim cartridge manufacturing capacity transitioned to our partner in order to create capacity for t:sport cartridge manufacturing in the future. Infusion sets and pump accessories are manufactured by third-party suppliers. Cost of sales includes raw materials, labor costs, manufacturing overhead expenses, product training costs, royalties, freight, reserves for expected warranty costs, costs of supporting our digital health platforms, scrap and charges for excess and obsolete inventories. Manufacturing overhead expenses include expenses relating to quality assurance, manufacturing engineering, material procurement, inventory control, facilities, equipment, information technology and operations supervision and management.
Over the long term, we expect our overall gross margin percentage, which for any given period is calculated as sales less cost of sales divided by sales, to improve, as our sales increase and our overhead costs are spread over larger production volumes. We expect we will be able to leverage our manufacturing cost structure across our products that utilize the same technology platform and manufacturing infrastructure and will be able to further reduce per unit costs with increased automation, process improvements and raw materials cost reductions. We also expect our warranty cost per unit to decrease as we release additional product features and functionality utilizing the Tandem Device Updater. Pumps have, and are expected to continue to have, a higher gross margin percentage than our pump-related supplies. Therefore, the percentage of pump sales relative to total sales could have a significant impact on our overall gross margin percentage. In the event that customers delay their pump purchasing decisions or physicians pause in prescribing new pumps, it is possible that we may experience a higher percentage of pump-related supply sales than anticipated, which in turn could adversely impact our overall gross margin percentage. However, our overall gross margin percentage may fluctuate in future quarterly periods as a result of numerous factors aside from those associated with production volumes and product mix. For instance, as a result of the COVID-19 global pandemic we implemented temporary operational changes that introduced variability to our cost of sales, such as supplemental staffing, incremental expenses to protect the health, safety and welfare of our employees working on-site and to enable other employees to work remotely. We are also experiencing higher costs as we manage global supply challenges and anticipate that this will continue for the remainder of 2022. In addition, as demand for our products increases, we may continue to make additional investments in manufacturing capacity or increase our reliance on third parties for manufacturing-related services, either of which could have a negative impact on our gross margins. Specifically, we have and will continue to evaluate investing in additional manufacturing equipment to substantially increase our existing capacity in order to meet anticipated long-term demand for our cartridges, which may initially place downward pressure on the gross margin percentage associated with our pump-related supplies.
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

Selling, General and Administrative
Our selling, general and administrative (SG&A) expenses primarily consist of salary, cash-based incentive compensation, fringe benefits and non-cash stock-based compensation for our sales, marketing and administrative functions, which also includes our clinical, customer support, technical services, insurance verification and regulatory affairs personnel. We had approximately 95 sales territories in the United States in 2021 and we commenced an expansion in the fourth quarter of 2021 to approximately 110 sales territories. Our existing territories are generally maintained by sales representatives and field clinical specialists, and supported by managed care liaisons, additional sales management and other customer support personnel, which have also been rapidly expanding to support our growing installed base. Our operations in Canada are comprised of approximately ten sales territories. Other significant SG&A expenses typically include those incurred for product demonstration samples, commercialization activities associated with new product launches, travel, trade shows, outside legal fees, independent auditor fees, outside consultant fees, insurance premiums, facilities costs and information technology costs. While we experienced reduced spending in areas such as travel and trade shows in 2020 and 2021 due to the COVID-19 global pandemic, we may experience additional costs as our employees return to work at our offices and as we adapt to alternative hybrid work models, or as needed to respond to general labor shortages and heightened competition for employees with specialized skills. Overall, we expect our SG&A expenses, including the cost of our customer support infrastructure, to continue to increase as our customer base grows in the United States and international markets. In addition, we will continue to evaluate, and may further increase, the number of our field sales and clinical personnel in order to optimize the coverage of our existing territories. In the longer term, SG&A expenses may also increase due to anticipated costs associated with additional compliance and regulatory reporting requirements.
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
Other Income and Expense
Other income and expense primarily consists of interest expense which includes the amortization of debt issuance costs related to our 1.50% Convertible Senior Notes due 2025, issued in May 2020 (our Notes), changes in the fair value of certain warrants issued in connection with our public offering of common stock in October 2017, and interest earned on our cash equivalents and short-term investments. We expect interest expense in future quarters to be comparable with the amount expensed in 2021, through the date of conversion or redemption of the Notes. We expect the revaluation of the outstanding Series A warrants will not have a significant impact on our other income and expense through their expiration in the fourth quarter of 2022.
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

Results of Operations

	Year Ended December 31,
(in thousands, except percentages)	2021	2020	2019
Sales:
Domestic	$524,907	$415,680	$302,084
International	177,892	83,150	60,221
Total sales	702,799	498,830	362,305
Cost of sales	326,584	238,310	168,093
Gross profit	376,215	260,520	194,212
Gross margin	54%	52%	54%
Operating expenses:
Selling, general and administrative	261,508	204,903	165,735
Research and development	92,054	63,574	45,199
Total operating expenses	353,562	268,477	210,934
Operating income (loss)	22,653	(7,957)	(16,722)
Other income (expense), net:
Interest income and other, net	674	1,567	3,193
Interest expense	(6,040)	(12,805)	—
Change in fair value of common stock warrants	(1,386)	(17,087)	(11,075)
Total other expense, net	(6,752)	(28,325)	(7,882)
Income (loss) before income taxes	15,901	(36,282)	(24,604)
Income tax expense (benefit)	335	(1,900)	149
Net income (loss)	$15,566	$(34,382)	$(24,753)

Comparison of Years Ended December 31, 2021 and 2020
Sales. For the year ended December 31, 2021, sales were $702.8 million, which included $177.9 million of international sales. For the year ended December 31, 2020, sales were $498.8 million, which included $83.2 million of international sales.
The increase in worldwide sales of $204.0 million in 2021, as compared to 2020, was driven by a 41% increase in worldwide pump shipments to 128,312 in 2021, compared to 90,771 in 2020, and a 56% increase in pump-related supply sales. Sales of pump-related supplies increased primarily due to a 52% growth in our estimated worldwide installed base of customers.
Domestic sales by product were as follows (in thousands):

	Year Ended December 31,
	2021	2020
Pump	$319,898	$269,856
Infusion sets	140,387	99,743
Cartridges	63,375	45,342
Other	1,247	739
Total Domestic Sales	$524,907	$415,680

Domestic pump sales were $319.9 million for the year ended December 31, 2021, compared to $269.9 million in the year ended December 31, 2020, as pump shipments increased 18% compared to the prior year due to continued strong demand for our t:slim X2 insulin pump with Control-IQ technology despite the challenging COVID-19 environment which has impacted the availability of both customers and healthcare providers. Domestic pump shipments were 83,317 in the year ended December 31, 2021 compared to 70,825 in 2020. Sales of pump-related supplies increased primarily due to a 39% increase in our estimated domestic installed base of customers. Sales to distributors accounted for 67% and 70% of our total domestic sales for the years ended December 31, 2021 and 2020, respectively. Our percentage of sales to distributors versus individual customers is principally determined by the mix of customers ordering our products within the period and whether or not we have a contractual arrangement with their underlying third-party insurance payor.
International sales by product were as follows (in thousands):

	Year Ended December 31,
	2021	2020
Pump	$96,458	$44,851
Infusion sets	57,063	28,016
Cartridges	23,509	9,884
Other	862	399
Total International Sales	$177,892	$83,150
International pump sales were $96.5 million for the year ended December 31, 2021, compared to $44.9 million in the year ended December 31, 2020. Pump shipments increased 126% compared to the prior year due to strong demand for our products as we continue to expand the launch of our Control-IQ technology, which began in the third quarter of 2020 outside the United States. Sales of pump-related supplies increased primarily due to an 102% increase in our estimated international installed base of customers. The ordering patterns of our international distributors for pumps and supplies is highly variable from period to period as they continue to gain familiarity with the markets in which they operate and the acceptance of our products in those markets. This variability was compounded by the changing levels of impact of the global pandemic across the international markets. Sales to distributors accounted for 95% and 94% of our total international sales for the years ended December 31, 2021 and 2020, respectively.
Cost of Sales and Gross Profit. Our cost of sales for the year ended December 31, 2021 was $326.6 million, resulting in gross profit of $376.2 million, compared to cost of sales of $238.3 million and gross profit of $260.5 million for the year ended December 31, 2020. The gross margin for 2021 was 54%, compared to 52% in 2020.
The increase in our gross profit for the year ended December 31, 2021, was primarily the result of the $204.0 million increase in total sales. Gross profit and gross margin both benefited from improvement in the per unit manufacturing costs for pumps and supplies from efficiencies in the manufacturing process, leverage of fixed overhead, increased volumes from our third-party cartridge manufacturer as well as labor and material cost reductions. On an aggregate basis, non-manufacturing costs, which primarily consist of warranty, royalty, freight, training and digital health product support costs, also reflected improvement on a per unit basis. To a lesser extent, overall average selling prices slightly pressured gross margin as international pump sales comprised a greater portion of total pump sales compared to the prior year, while supply average selling prices reflected modest benefit from the growth of our international installed base. Other factors that have and may continue to impact the gross margin percentage are changes in product and geographical mix and the level of non-cash stock-based compensation allocated to cost of sales. Pump sales, which have the highest gross margin, were 59% of total worldwide sales for the year ended December 31, 2021, compared to 63% in 2020. Non-cash stock-based compensation expense allocated to cost of sales was $6.4 million for the year ended December 31, 2021, compared to $8.2 million in 2020, representing 1% and 2% of sales in those periods, respectively.
Selling, General and Administrative Expenses. SG&A expenses increased 28% to $261.5 million for the year ended December 31, 2021, from $204.9 million for the same period in 2020. Employee-related expenses for our SG&A functions comprise the majority of the SG&A expenses. The increase compared to 2020 was primarily the result of a $43.9 million increase in salaries, incentive compensation and other employee benefits due to an increase in personnel to support additional sales territories, higher sales and other services in support of our growing installed customer base. We also experienced a $12.7 million increase in other non-employee discretionary spending for software maintenance, outside consulting and services and supplies.

Research and Development Expenses. R&D expenses increased 45% to $92.1 million for the year ended December 31, 2021, from $63.6 million for the same period in 2020. The increase in R&D expenses was primarily the result of an increase of $20.7 million in salaries, incentive compensation and other employee benefits due to an increase in personnel to support our product development efforts, as well as a $7.8 million increase in other non-employee discretionary spending, including outside consulting and services, equipment and supplies attributable to R&D.
Other Income (Expense). Total other expense, net for the year ended December 31, 2021 was $6.8 million, compared to $28.3 million in 2020. Other expense for 2021 primarily consisted of $6.0 million of interest expense which included the amortization of debt issuance costs related to our Notes issued in the second quarter of 2020, and a $1.4 million revaluation loss from the change in the fair value of certain warrants. Other expense for 2020 consisted primarily of an $17.1 million revaluation loss from the change in the fair value of certain warrants due to the appreciation in our stock price during 2020, and $12.8 million of interest expense which included the amortization of debt discount and debt issuance costs related to our Notes issued in the second quarter of 2020. The decrease in interest expense in 2021 was primarily due to the adoption of ASU No. 2020-06 in the first quarter of 2021 (see Note 7, “Debt”). Interest income and other, for the years ended December 31, 2021 and 2020, primarily consisted of interest earned on our cash equivalents and short-term investments, which decreased in 2021 primarily due to the lower interest rate environment as compared to 2020.
Income Tax Expense (Benefit). We recognized income tax expense of $0.3 million on pre-tax income of $15.9 million for the year ended December 31, 2021, compared to an income tax benefit of $1.9 million on a pre-tax loss of $36.3 million for the same period in 2020. The income tax expense for the year ended December 31, 2021 was primarily attributable to state and foreign income tax expense as a result of current taxable income in those jurisdictions. The income tax benefit for the year ended December 31, 2020 was primarily due to benefit associated with the release of valuation allowance related to the acquisition of Sugarmate, partially offset by state and foreign income tax expense as a result of current taxable income in those jurisdictions.
Comparison of Years Ended December 31, 2020 and 2019
Sales. For the year ended December 31, 2020, sales were $498.8 million, which included $83.2 million of international sales. For the year ended December 31, 2019, sales were $362.3 million, which included $60.2 million of international sales.
The increase in worldwide sales of $136.5 million in 2020, as compared to 2019, was primarily driven by a $69.4 million increase in pump-related supplies sales due to 52% growth in our estimated worldwide installed base of customers, and a $67.1 million increase in pump sales driven by a 24% increase in worldwide pump shipments to 90,771 in 2020, compared to 73,431 in 2019 which benefited from the effect of certain non-recurring international market dynamics..
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

Other Income (Expense). Total other expense, net for the year ended December 31, 2020 was $28.3 million, compared to $7.9 million in 2019. Other expense for 2020 primarily consisted of a $17.1 million revaluation loss from the change in the fair value of certain warrants due to the appreciation of our stock price during 2020, and $12.8 million of interest expense which included the amortization of debt discount and debt issuance costs related to our Notes issued in the second quarter of 2020. Other expense for 2019 consisted primarily of an $11.1 million revaluation loss from the change in the fair value of certain warrants due to the appreciation in our stock price during 2019. Interest income and other, for the years ended December 31, 2020 and 2019 primarily consisted of interest earned on our cash equivalents and short-term investments, and decreased in 2020 primarily due to the lower interest rate environment as compared to 2019.
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
Liquidity and Capital Resources
At December 31, 2021, we had $623.8 million in cash and cash equivalents and short-term investments. We believe that our cash and cash equivalents and short-term investments balance will be sufficient to satisfy our liquidity requirements for at least the next 12 months from the date of this filing.
Historically, our principal sources of cash have included cash collected from product sales, private and public offerings of equity securities, exercises of employee stock awards, and debt financing. Since the beginning of 2019, we completed the following financing activities:
•In May 2020, we raised $278.7 million in net proceeds from the issuance of the Notes, and used $34.1 million of the net proceeds to pay the cost of the Capped Call Transactions related to the Notes (see Note 7, “Debt”).
•From January 2019 through December 31, 2021, we issued 4,887,211 shares of common stock upon the exercise of stock options, and 804,275 shares of common stock were purchased under our 2013 Employee Stock Purchase Plan, which generated aggregate proceeds of $143.6 million.
•From January 2019 through December 31, 2021, we received proceeds of $1.8 million from the exercise of 509,785 outstanding warrants which were originally issued in connection with our registered public offering of common stock in October 2017. As of December 31, 2021, there were warrants to purchase 1,000 shares outstanding relating to the October 2017 offering.
•From January 2019 through December 31, 2021, we received proceeds of $2.1 million from the exercise of 34,728 outstanding warrants which were originally issued between August 2011 and August 2012. As of December 31, 2021, there were warrants to purchase 19,722 warrants outstanding relating to these issuances.

Our historical cash outflows have primarily been associated with cash used for operating activities such as the development and commercialization of our products, the expansion and support of our sales, marketing, clinical and customer support organizations, the expansion of our R&D activities, the expansion of our commercial activities to select international geographies, the acquisition of intellectual property and equity investments, expenditures related to increases in our manufacturing capacity and improvements to our manufacturing efficiency, overall expansion of our facilities and operations, and other working capital needs. Additionally, we have used cash to pay the interest expense associated with our convertible senior notes.

We expect our sales performance and the resulting operating income or loss, as well as the status of each of our new product development programs, will significantly impact our cash flow from operations, liquidity position and cash management decisions.

The following table shows a summary of our cash flows for the years ended December 31, 2021, 2020 and 2019:

	Year Ended December 31,
(in thousands)	2021	2020	2019
Net cash provided by (used in):
Operating activities	$111,359	$24,669	$41,906
Investing activities	(186,876)	(296,056)	(56,955)
Financing activities	51,932	314,438	24,207
Effect of foreign exchange rate changes on cash	153	387	191
Net increase (decrease) in cash and cash equivalents	$(23,432)	$43,438	$9,349
Operating activities. Net cash provided by operating activities was $111.4 million for the year ended December 31, 2021, compared to and $24.7 million and $41.9 million, respectively, for the years ended December 31, 2020 and 2019.
The improvement to net cash provided by operating activities for 2021 compared to 2020 was driven by higher sales and gross profit in 2021, which resulted in a $35.7 million improvement to net income when adjusted for non-cash expenses, particularly stock-based compensation expense and depreciation and amortization expense, as well as a $51.0 million increase from working capital changes. Working capital changes in 2021 primarily consisted of increases in accounts payable, employee-related liabilities, deferred revenue, and other current and long-term liabilities, offset by increases in accounts receivable and inventories, all of which were related to the growth in our business. Accounts receivable increased to $110.7 million at December 31, 2021 from $82.2 million at December 31, 2020, as a result of higher sales in the fourth quarter of 2021 as compared to the fourth quarter of 2020. Inventories increased to $68.6 million at December 31, 2021 from $63.7 million at December 31, 2020.
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
Investing activities. Net cash used by investing activities was $186.9 million for the year ended December 31, 2021, which was primarily related to $733.4 million of purchases of short-term investments, $14.2 million in purchases of property and equipment, and $9.3 million cash paid for the acquisition of intangible assets and equity investments, offset by $570.0 million in proceeds from maturities and sales of short-term investments. Net cash used by investing activities was $296.1 million for the year ended December 31, 2020, which was primarily related to purchases of short-term investments of $497.1 million using the net proceeds from the issuance of our convertible senior notes in May of 2020, and $27.4 million in purchases of property and equipment, offset by $233.3 million in proceeds from maturities and sales of short-term investments. Net cash used by investing activities was $57.0 million for the year ended December 31, 2019, which was primarily related to purchases of short-term investments of $164.6 million and $19.5 million in purchases of property and equipment, offset by $127.2 million in proceeds from maturities of short-term investments.
Financing activities. Net cash provided by financing activities was $51.9 million for the year ended December 31, 2021, which primarily consisted of proceeds from the issuance of common stock under our stock plans. Net cash provided by financing activities was $314.4 million for the year ended December 31, 2020, which primarily consisted of $278.7 million in proceeds from the issuance of the Convertible Senior Notes which was partially offset by $34.1 million in payments related to the Capped Call Transactions (see Note 7, “Debt”), and $66.9 million in proceeds from the issuance of common stock under our stock plans. Net cash provided by financing activities was $24.2 million for the year ended December 31, 2019, which was primarily the result of proceeds of $23.9 million from the issuance of common stock under our stock plans.
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
•additional facilities leases and related tenant improvements;
•investments for the development, improvement and acquisition of manufacturing, testing and packaging equipment to support business growth and increase capacity; and
•payments under licensing, development and commercialization agreements.
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
Indebtedness
In May 2020, the Company entered into a purchase agreement with certain counterparties for the sale of an aggregate of $287.5 million principal amount of 1.50% Convertible Senior Notes due 2025 in a private offering to qualified institutional buyers (the Notes). The Notes were issued pursuant to an Indenture, dated May 15, 2020, between the Company and U.S. Bank National Association, as trustee. The proceeds from the issuance of the Notes were $244.6 million, net of debt issuance costs and cash used to pay the cost of the Capped Call Transactions (see Note 7, “Debt”). The Notes are the Company’s senior unsecured obligations. Interest is payable in cash semi-annually in arrears beginning on November 1, 2020 at a rate of 1.50% per year. The Notes mature on May 1, 2025 unless repurchased, redeemed, or converted in accordance with their terms prior to the maturity date.

Cash payments due by calendar year for our Convertible Senior Notes at December 31, 2021 are as follows (in thousands):

	Total	2022	2023	2024	2025
Contractual interest	$14,357	$4,313	$4,313	$4,313	$1,418
Principal amount of convertible senior notes	287,500	—	—	—	287,500
Total	$301,857	$4,313	$4,313	$4,313	$288,918

Contractual Obligations & Off-Balance Sheet Arrangements
Contractual Obligations
The Company leases general office space, laboratory, manufacturing and warehouse facilities, and equipment under noncancelable operating leases for use in our operations. For a description of our contractual obligations related to leases at December 31, 2021, see Note 6 “Leases” to the consolidated financial statements in Part II, Item 8 of this Annual Report.
The Company has agreements with suppliers and other parties to purchase inventory, other goods and services and long-lived assets. For a description of our contractual obligations related to purchase order commitments at December 31, 2021, see Note 12 “Commitments and Contingencies” to the consolidated financial statements in Part II, Item 8 of this Annual Report.

Off-Balance Sheet Arrangements
As of December 31, 2021, we are a party to certain standby letter of credit arrangements in support of our operating lease obligations. For a description of the arrangements we consider significant, see Note 12 “Commitments and Contingencies” to the consolidated financial statements in Part II, Item 8 of this Annual Report.
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

Revenue Recognition
Our revenue is generated primarily from sales of our insulin pumps, disposable insulin cartridges and infusion sets to individual customers with third-party insurance coverage and through a network of distributors that resell the products to insulin-dependent diabetes customers. We are paid directly by customers who use the products, distributors and third-party insurance payors. We recognize revenue when control of our products is transferred to our customers in an amount that reflects the consideration we expect to receive from our customers in exchange for those products, net of estimated returns. This process involves identifying the contract with a customer, determining the performance obligations in the contract, determining the contract price, allocating the contract price to the distinct performance obligations in the contract, and recognizing revenue when the performance obligations have been satisfied. Revenue recognition for contracts with multiple performance obligations is based on the separate satisfaction of each distinct performance obligation within the contract. A performance obligation is considered distinct from other obligations in a contract when it provides a benefit to the customer either on its own or together with other resources that are readily available to the customer and is separately identified in the contract. We consider a performance obligation satisfied once we have transferred control of a product to the customer, meaning the customer has the ability to direct the use of and obtain the benefit from the product. Complementary products, such as the t:connect cloud-based data management application and the Tandem Device Updater, are considered distinct performance obligations satisfied over time, as access and support for these products is provided throughout the typical four-year warranty period of the insulin pumps. Accordingly, revenue related to the complementary products is deferred and recognized over a four-year period. When there is no standalone value for the complementary product, we determine its value by applying the expected cost plus a margin approach and then allocate the residual to the insulin pumps.
Warranty Reserve
We generally provide a four-year assurance type warranty on our insulin pumps to end user customers and may replace any pumps that do not function as intended in accordance with the product specifications within the warranty period. Insulin pumps returned to us may be refurbished and redeployed. We establish the warranty reserve liability when control of the pump is transferred to the customer, and we reevaluate our estimate of the warranty obligation at each reporting period. Warranty costs are estimated primarily based on the current expected product replacement cost and expected replacement rates utilizing historical experience. Experience has shown that initial data for any given pump version may be insufficient; therefore, our process relies on long-term historical averages until sufficient data are available. As actual experience becomes available, we use the data to update the historical averages. Changes to the actual replacement rates or the expected product replacement cost could cause a material increase or decrease to our estimated warranty reserve and related cost of goods sold. We may make further adjustments to the warranty reserve when deemed appropriate, giving additional consideration to the length of time each pump version has been in the field and revised future expectations of performance based on new features and capabilities that may become available through Tandem Device Updater.
Income Taxes
Significant judgment is required in determining our provision for income taxes, deferred tax assets and liabilities and the valuation allowance recorded against net deferred tax assets. We use the asset and liability approach to recognize deferred tax assets and liabilities for the expected future tax consequences of temporary differences between the carrying amounts and the tax bases of assets and liabilities. Deferred tax assets and liabilities are determined using the enacted tax rates in effect for the years in which those tax assets are expected to be realized. A valuation allowance is established when it is more likely than not the future realization of all or some of the deferred tax assets will not be achieved. Significant judgment is required to evaluate the need for a valuation allowance. The evaluation of the need for a valuation allowance is performed on a jurisdiction-by-jurisdiction basis, and includes a review of all available positive and negative evidence. Factors reviewed include determination of cumulative pre-tax book income after permanent differences, projections of pre-tax book income for the foreseeable future, earnings history, and reliability of forecasting. We will continue to assess the need for a valuation allowance on our deferred tax assets by evaluating both positive and negative evidence that may exist. Changes in the recognition or measurement of valuation allowance could result in material increases or decreases in our income tax expense in the period in which we make a change, which could have a material impact on our effective tax rate and operating results.

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

We recognize liabilities for uncertain tax positions using a two-step approach. The first step is to evaluate the tax position for recognition by determining if the weight of available evidence indicates that it is more likely than not that the position will be sustained on audit, including resolution of related appeals or litigation processes, if any. The second step is to measure the tax benefit as the largest amount that is more than 50% likely of being realized upon settlement. While we believe we have appropriate support for the positions taken on our tax returns, we regularly assess the potential outcomes of examinations by tax authorities in determining the adequacy of our provision for income taxes. We continually assess the likelihood and amount of potential revisions and adjust the income tax provision, income taxes payable and deferred taxes in the period in which the facts that give rise to a revision become known.

Item 7A.    Quantitative and Qualitative Disclosures about Market Risk.
Credit and Interest Rate Risks
We invest our excess cash in marketable securities consisting primarily of commercial paper, corporate debt securities, U.S. Treasury securities and U.S. Government-sponsored enterprise securities. Some of the financial instruments in which we invest subject us to market risk, in that a change in prevailing interest rates may cause the principal amount of the instrument to fluctuate. Other financial instruments in which we invest subject us to credit risk, in that the value of the instrument may fluctuate based on the issuer’s ability to pay. As a result of the COVID-19 global pandemic and the perceived increased credit risks associated with certain securities, credit rating agencies have, from time to time, issued downgrades or revised outlooks to negative for certain issuers of the debt securities held in our short-term investments portfolio. Unrealized losses on available-for-sale debt securities at December 31, 2021 were not significant. Based on the credit quality of the available-for-sale debt securities that are in an unrealized loss position, and our current estimates of future cash flows to be collected from those securities, we believe the unrealized losses were not credit losses (see Note 3, “Short-Term Investments”).
The primary objectives of our investment activities are to maintain liquidity and preserve principal while maximizing the income we receive from our financial instruments without significantly increasing risk. We have established guidelines regarding approved investments and maturities of investments, which are primarily designed to maintain liquidity and preserve principal.
Because of the short-term maturities of our financial instruments, we do not believe that an increase or decrease in market interest rates would have any significant impact on the realized value of our investment portfolio. If a 10% change in interest rates were to have occurred on December 31, 2021, it would not have had a material effect on the fair value of our investment portfolio as of that date.
In May 2020, we issued $287.5 million principal amount of Convertible Senior Notes, which bear interest at a fixed rate of 1.50% per year. Accordingly, we are not subject to interest rate risk as a result of the Convertible Senior Notes (see Note 7, “Debt”).

Foreign Currency Exchange Rate Risk
Our operations are primarily located in the United States, and nearly all of our sales since inception have been made in U.S. dollars. With the exception of a portion of our sales in Canada, our sales outside of the United States are currently made to independent distributors under agreements denominated in U.S. dollars. As we expand our operations in markets outside the United States, we may be exposed to further foreign currency exchange rate risk. We believe our exposure to foreign currency rate fluctuations is currently limited to our operations in Canada, where fluctuations in the rate of exchange between the U.S. dollar and the Canadian dollar could adversely affect our financial results. In addition, from time to time, we may have foreign currency exchange risk related to existing assets and liabilities, committed transactions and forecasted future cash flows. In certain circumstances, we may seek to manage such foreign currency exchange risk by using derivative instruments such as foreign currency exchange forward contracts to hedge our risk. In general, we may hedge foreign currency exchange exposures up to 12 months in advance. However, we may choose not to hedge some exposures for a variety of reasons, including prohibitive economic costs.

Item 8.    Consolidated Financial Statements and Supplementary Data.
Our consolidated financial statements as of December 31, 2021 and 2020 and for each of the three years in the period ended December 31, 2021, and the Report of the Independent Registered Public Accounting Firm are included in this report as listed in the index.

Report of Independent Registered Public Accounting Firm
To the Stockholders and the Board of Directors of Tandem Diabetes Care, Inc.
Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Tandem Diabetes Care, Inc. (the “Company”) as of December 31, 2021 and 2020, the related consolidated statements of operations and comprehensive income (loss), stockholders’ equity, and cash flows, for each of the three years in the period ended December 31, 2021 and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2021 and 2020, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2021, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of December 31, 2021, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework), and our report dated February 22, 2022 expressed an unqualified opinion thereon.

Adoption of ASU No. 2020-06

As discussed in Note 2 to the consolidated financial statements, the Company changed its method of accounting for convertible instruments in 2021 due to the adoption of ASU No. 2020-06, Debt–Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging–Contracts in Entity’s Own Equity (Subtopic 815-40): Accounting for Convertible Instruments and Contracts in an Entity’s Own Equity.

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

Critical Audit Matter

The critical audit matter communicated below is a matter arising from the current period audit of the financial statements that was communicated or required to be communicated to the audit committee and that: (1) relates to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective or complex judgments. The communication of the critical audit matter does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the accounts or disclosures to which it relates.

Warranty reserve – Estimation of Product Replacement Reserve
Description of the Matter	As discussed in Note 2 to the consolidated financial statements, the Company has a warranty reserve of $30.4 million. The Company provides insulin pump end customers with a four-year warranty and may replace any pumps that do not function in accordance with the product specifications. Warranty costs are estimated at the time of shipment. Management applies significant judgment to determine relevant assumptions to calculate the reserve, including the assessment of historical warranty experience and replacement cost.

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

To test the Company’s warranty reserve, we performed audit procedures that included, among others, testing the completeness and accuracy of the underlying data used in the estimation calculation and evaluated the appropriateness of management’s methodology to calculate the warranty reserve. We also evaluated the reasonableness of management’s significant assumptions related to replacement rates and replacement cost, including review for contrary evidence. Evaluating management’s significant assumptions involved evaluating the historical claims data utilized by management in estimating both the replacement rates and costs of known and anticipated claims. We assessed the historical accuracy of management’s estimates by performing a lookback analysis and performing sensitivity analyses of the significant assumptions to evaluate the impact of changes in the warranty reserve that would result from changes in the assumptions. We tested the mathematical accuracy of the warranty reserve calculation and obtained documentation and performed inquiries of Company management to evaluate the completeness of the Company’s estimate. In addition, for revisions made to the estimated reserve, we evaluated the reasonableness of the subsequent changes by comparing the revised assumptions to the original estimated assumptions and evaluated the reasons for the subsequent change
/s/ Ernst & Young LLP
We have served as the Company's auditor since 2009.

San Diego, California
February 22, 2022

TANDEM DIABETES CARE, INC.
CONSOLIDATED BALANCE SHEETS
(In thousands except par value)

	December 31,
	2021	2020
Assets
Current assets:
Cash and cash equivalents	$71,181	$94,613
Short-term investments	552,630	390,323
Accounts receivable, net	110,725	82,195
Inventories	68,551	63,721
Prepaid and other current assets	8,433	6,383
Total current assets	811,520	637,235
Property and equipment, net	50,386	50,022
Operating lease right-of-use assets	27,503	19,773
Other long-term assets	15,728	9,385
Total assets	$905,137	$716,415
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$28,032	$17,805
Accrued expenses	9,419	4,783
Employee-related liabilities	51,556	34,159
Deferred revenue	10,182	6,082
Common stock warrants	147	14,261
Operating lease liabilities	9,279	9,421
Other current liabilities	23,241	17,341
Total current liabilities	131,856	103,852
Convertible senior notes, net - long-term	281,467	202,984
Operating lease liabilities - long-term	23,922	15,914
Other long-term liabilities	34,780	27,360
Total liabilities	472,025	350,110
Commitments and contingencies (Note 12)	—	—
Stockholders’ equity:
Common stock, $0.001 par value; 200,000 shares authorized, 63,833 and 62,335 shares issued and outstanding at December 31, 2021 and December 31, 2020, respectively.	64	62
Additional paid-in capital	1,068,259	1,025,233
Accumulated other comprehensive income (loss)	(616)	220
Accumulated deficit	(634,595)	(659,210)
Total stockholders’ equity	433,112	366,305
Total liabilities and stockholders’ equity	$905,137	$716,415
The accompanying notes are an integral part of the consolidated financial statements.

TANDEM DIABETES CARE, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)
(In thousands, except per share data)

	Year Ended December 31,
	2021	2020	2019
Sales	$702,799	$498,830	$362,305
Cost of sales	326,584	238,310	168,093
Gross profit	376,215	260,520	194,212
Operating expenses:
Selling, general and administrative	261,508	204,903	165,735
Research and development	92,054	63,574	45,199
Total operating expenses	353,562	268,477	210,934
Operating income (loss)	22,653	(7,957)	(16,722)
Other income (expense), net:
Interest income and other, net	674	1,567	3,193
Interest expense	(6,040)	(12,805)	—
Change in fair value of common stock warrants	(1,386)	(17,087)	(11,075)
Total other expense, net	(6,752)	(28,325)	(7,882)
Income (loss) before income taxes	15,901	(36,282)	(24,604)
Income tax expense (benefit)	335	(1,900)	149
Net income (loss)	$15,566	$(34,382)	$(24,753)
Other comprehensive income (loss):
Unrealized gain (loss) on short-term investments	$(693)	$(20)	$77
Foreign currency translation gain (loss)	(143)	118	58
Comprehensive income (loss)	$14,730	$(34,284)	$(24,618)

Net income (loss) per share - basic	$0.25	$(0.56)	$(0.42)
Net income (loss) per share - diluted	$0.24	$(0.56)	$(0.42)
Weighted average shares used to compute basic net income (loss) per share	63,000	60,990	58,507
Weighted average shares used to compute diluted net income (loss) per share	64,349	60,990	58,507
The accompanying notes are an integral part of the consolidated financial statements.

TANDEM DIABETES CARE, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(In thousands)

	Common Stock
	Shares	Amount	Additional Paid-in Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Total Stockholders’ Equity
Balance at December 31, 2018	57,554	$57	$731,306	$(13)	$(600,075)	$131,275
Exercise of stock options	1,422	1	17,674	—	—	17,675
Issuance of common stock for Employee Stock Purchase Plan	327	1	6,205	—	—	6,206
Exercise of common stock warrants	93	—	327	—	—	327
Fair value of common stock warrants at time of exercise	—	—	5,492	—	—	5,492
Stock-based compensation expense	—	—	58,622	—	—	58,622
Unrealized gain on short-term investments, net of deferred tax	—	—	—	77	—	77
Foreign currency translation adjustments	—	—	—	58	—	58
Net loss	—	—	—	—	(24,753)	(24,753)
Balance at December 31, 2019	59,396	$59	$819,626	$122	$(624,828)	$194,979
Exercise of stock options	2,341	2	57,748	—	—	57,750
Issuance of common stock for Employee Stock Purchase Plan	303	1	9,115	—	—	9,116
Exercise of common stock warrants	295	—	2,950	—	—	2,950
Fair value of common stock warrants at time of exercise	—	—	26,335	—	—	26,335
Equity component of convertible senior notes issuance, net of issuance costs	—	—	85,803	—	—	85,803
Payment for capped call transactions related to convertible senior notes	—	—	(34,069)	—	—	(34,069)
Stock-based compensation expense	—	—	57,725	—	—	57,725
Unrealized loss on short-term investments	—	—	—	(20)	—	(20)
Foreign currency translation adjustments	—	—	—	118	—	118
Net loss	—	—	—	—	(34,382)	(34,382)
Balance at December 31, 2020	62,335	$62	$1,025,233	$220	$(659,210)	$366,305
Effect of change in accounting for convertible senior notes (1)	—	—	(85,803)	—	9,049	(76,754)
Exercise of stock options	1,129	2	41,821	—	—	41,823
Vesting of restricted stock units, net of shares withheld for taxes	38	—	(1,551)	—	—	(1,551)
Issuance of common stock for Employee Stock Purchase Plan	173	—	11,069	—	—	11,069
Exercise of common stock warrants	158	—	899	—	—	899
Fair value of common stock warrants at time of exercise	—	—	15,500	—	—	15,500
Stock-based compensation expense	—	—	61,091	—	—	61,091
Unrealized loss on short-term investments	—	—	—	(693)	—	(693)
Foreign currency translation adjustments	—	—	—	(143)	—	(143)
Net income	—	—	—	—	15,566	15,566
Balance at December 31, 2021	63,833	$64	$1,068,259	$(616)	$(634,595)	$433,112
(1) The Company adopted ASU No. 2020-06, Accounting for Convertible Instruments and Contracts in an Entity’s Own Equity effective January 1, 2021 (see Note 2, “Summary of Significant Accounting Policies”).
The accompanying notes are an integral part of the consolidated financial statements.

TANDEM DIABETES CARE, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Year Ended December 31,
	2021	2020	2019
Operating Activities
Net income (loss)	$15,566	$(34,382)	$(24,753)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization expense	13,845	10,451	6,072
Amortization of debt discount and issuance costs	1,727	10,096	—
Provision for expected credit losses	2,333	3,016	2,322
Provision (recovery) for inventory obsolescence	467	(57)	2,353
Change in fair value of common stock warrants	1,386	17,087	11,075
Amortization of premium (discount) on short-term investments	365	(1,296)	(565)
Benefit for deferred income taxes	—	(2,126)	(25)
Stock-based compensation expense	60,752	58,431	58,071
Other	546	38	(295)
Changes in operating assets and liabilities:
Accounts receivable, net	(30,980)	(38,837)	(13,698)
Inventories	(4,954)	(15,361)	(30,975)
Prepaid and other current assets	(1,570)	(2,427)	(584)
Other long-term assets	1,313	129	(580)
Accounts payable	10,275	1,118	8,910
Accrued expenses	4,640	(3,256)	4,076
Employee-related liabilities	17,399	5,339	4,285
Deferred revenue	10,611	7,029	4,589
Operating leases and other current liabilities	6,217	5,789	4,216
Other long-term liabilities	1,421	3,888	7,412
Net cash provided by operating activities	111,359	24,669	41,906
Investing Activities
Purchases of short-term investments	(733,388)	(497,076)	(164,572)
Proceeds from maturities of short-term investments	545,735	180,922	114,908
Proceeds from sales of short-term investments	24,288	52,392	12,250
Purchases of property and equipment	(14,180)	(27,408)	(19,541)
Acquisition of intangible assets and equity investments	(9,331)	(4,886)	—
Net cash used in investing activities	(186,876)	(296,056)	(56,955)
Financing Activities
Proceeds from issuance of convertible senior notes, net of $8,809 debt issuance costs	—	278,691	—
Payment for capped call transactions related to convertible senior notes	—	(34,069)	—
Proceeds from issuance of common stock under Company stock plans, net	51,340	66,866	23,880
Proceeds from exercise of common stock warrants	592	2,950	327
Net cash provided by financing activities	51,932	314,438	24,207
Effect of foreign exchange rate changes on cash	153	387	191
Net increase (decrease) in cash and cash equivalents	(23,432)	43,438	9,349
Cash and cash equivalents at beginning of period	94,613	51,175	41,826
Cash and cash equivalents at end of period	$71,181	$94,613	$51,175
Supplemental disclosures of cash flow information
Interest paid	$4,313	$2,707	$—
Income taxes paid	$260	$177	$67
Supplemental schedule of non-cash investing and financing activities
Right-of-use assets obtained in exchange for operating lease obligations	$15,191	$11,022	$11,635
Property and equipment included in accounts payable	$1,034	$1,082	$2,134
Intangible costs in accounts payable and other long-term liabilities	$1,029	$2,244	$—
The accompanying notes are an integral part of the consolidated financial statements.

TANDEM DIABETES CARE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
1. Organization and Basis of Presentation
The Company
Tandem Diabetes Care, Inc. is a medical device company focused on the design, development and commercialization of technology solutions for people living with diabetes. Tandem Diabetes Care, Inc. is incorporated in the state of Delaware. Unless the context requires otherwise, the terms the “Company” or “Tandem” refer to Tandem Diabetes Care, Inc., together with its wholly-owned subsidiaries in the U.S. and Canada.
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
The functional currency of the Company’s foreign subsidiary is the local currency. The Company translates the financial statements of its foreign subsidiary into U.S. dollars using period-end exchange rates for assets and liabilities and average exchange rates for each period for revenue, costs and expenses. Translation related adjustments are included in other comprehensive income (loss), and in accumulated other comprehensive income (loss) in the stockholders’ equity section of the Company’s consolidated balance sheets. Foreign exchange gains or losses resulting from balances denominated in a currency other than the functional currency are recognized in interest income and other, net in the Company’s consolidated statements of operations.
2. Summary of Significant Accounting Policies
There have been no material changes to the Company’s significant accounting policies during the year ended December 31, 2021, other than the adoption of ASU No. 2020-06, Accounting for Convertible Instruments and Contracts in an Entity’s Own Equity, effective January 1, 2021 (see Note 7, “Debt”).
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

Short-Term Investments
The Company’s short-term investments are classified as available-for-sale securities. Such securities are carried at fair value as determined by prices for identical or similar securities at the balance sheet date. The Company’s short-term investments consist of Level 1 and Level 2 financial instruments in the fair value hierarchy. The net unrealized gains or losses on available-for-sale securities that are not related to credit factors are reported as a component of other comprehensive income (loss) within the statements of operations and accumulated other comprehensive income (loss) as a separate component of stockholders’ equity on the consolidated balance sheets. The Company determines realized gains or losses on the sale of available-for-sale securities using the specific identification method and includes net realized gains and losses as a component of other income or expense within the consolidated statements of operations.
The Company reviews its available-for-sale debt securities for credit losses quarterly, considering a variety of factors, including the significance of the decline in value as compared to the amortized cost basis; underlying factors contributing to a decline in the prices of securities in a single asset class; the security’s relative performance versus its peers, sector or asset class; the market and economy in general; views of external investment managers; news or financial information that has been released specific to the investee; and the outlook for the overall industry in which the investee operates. Losses on available-for-sale debt securities as a result of credit factors are recognized by recording an impairment loss as a component of other income or expense within the consolidated statements of operations and a corresponding allowance for credit losses. The Company has not recognized any impairment losses related to its short-term investments during the years ended December 31, 2021, 2020 and 2019.
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
The following table summarizes customers who accounted for 10% or more of accounts receivable, net:

	December 31,
	2021	2020
Customer A	*	12.7%
Customer B	11.2%	12.3%
* Amount related to the respective customer represented less than 10% for the period presented.
The following table summarizes customers who accounted for 10% or more of total sales for the periods presented:

	Year Ended December 31,
	2021	2020	2019
Customer B	11.9%	15.9%	14.8%
Customer C	*	12.9%	15.4%
* Amount related to the respective customer represented less than 10% for the period presented.

Fair Value of Financial Instruments
The carrying amounts of cash and cash equivalents, accounts receivable, accounts payable, accrued expenses, and employee-related liabilities are reasonable estimates of their fair values because of the short-term nature of these assets and liabilities. Short-term investments are carried at fair value. The carrying value and estimated fair value of certain of the Company’s common stock warrants was determined using the Black-Scholes pricing model as of December 31, 2021 and 2020 (see Note 5, “Fair Value Measurements”).
The Company’s convertible senior notes are carried at amortized cost on the consolidated balance sheets (see Note 7, “Debt”). The Company determined the fair value of its convertible senior notes to be $430.0 million and $333.5 million at December 31, 2021 and 2020, respectively, based on Level 2 quoted market prices as of that date.
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
Operating Lease Right-of-Use Assets and Liabilities
Lease right-of-use assets represent the Company’s right to use an underlying asset for the lease term and lease liabilities represent its obligation to make lease payments arising from the lease. Operating lease right-of-use assets and liabilities are recognized when the Company takes possession of the leased property (the Commencement Date) based on the present value of lease payments over the lease term. For lease agreements entered into or reassessed after the adoption of ASC 842 Leases, the Company combines lease and non-lease components. Rent expense on noncancelable leases containing known future scheduled rent increases is recorded on a straight-line basis over the term of the respective leases beginning on the Commencement Date. The difference between rent expense and rent paid is accounted for as a component of operating lease right-of-use assets on the Company’s consolidated balance sheets. Landlord improvement allowances and other similar lease incentives are recorded as a reduction of the right-of-use leased assets, and are amortized on a straight-line basis as a reduction to operating lease costs.
Cost Basis Equity Investment

During the second quarter of 2021, the Company made an $8.1 million equity investment in a private company, which represented less than 5% of the outstanding equity of that company. The investment is recorded using the cost minus impairment adjusted for changes in observable prices and is included as a component of other long-term assets on the consolidated balance sheet at December 31, 2021. We monitor this investment to evaluate whether any increase or decline in its value has occurred, based on the implied value of recent company financings, public market prices of comparable companies and general market conditions.
Intangible Assets Subject to Amortization
Finite-lived intangible assets are recorded at cost, net of accumulated amortization and, if applicable, impairment charges. Amortization of finite-lived intangible assets is recognized over their estimated useful lives on a straight-line basis. The Company reviews its finite-lived intangible assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. The Company has not recognized any impairment losses during the years ended December 31, 2021, 2020 and 2019.

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
Revenue Recognition
Revenue is generated primarily from sales of insulin pumps, disposable insulin cartridges and infusion sets to individual customers with third-party insurance coverage and through a network of distributors that resell the products to insulin-dependent diabetes customers. The Company recognizes revenue when it transfers control of the promised goods or services to customers in an amount that reflects the consideration to which the Company expects to be entitled in exchange for those goods or services, net of estimated returns.
Revenue Recognition for Arrangements with Multiple Performance Obligations
The Company considers the individual deliverables in its product offering as separate performance obligations. The transaction price is determined based on the consideration expected to be received, based either on the stated value in contractual arrangements or the estimated cash to be collected in non-contracted arrangements. The Company allocates the consideration to the individual performance obligations and recognizes the consideration based on when the performance obligation is satisfied, considering whether or not this occurs at a point in time or over time. Generally, insulin pumps, cartridges, infusion sets and accessories are deemed performance obligations that are satisfied at a point in time when the customer obtains control of the promised good, which typically is upon shipment for our distributor arrangements and upon receipt for sales directly to individual customers. Complementary products, such as t:connect and the Tandem Device Updater, are considered distinct performance obligations that are satisfied over time, as access and support for these products is provided throughout the typical four-year warranty period of the insulin pumps. Accordingly, revenue related to the complementary products is deferred and recognized over a four-year period. Where there is no standalone value for the complementary product, the Company determines its value by applying the expected cost plus a margin approach and then allocates the residual to the insulin pumps. Deferred revenue related to these performance obligations that are satisfied over time was included in the following consolidated balance sheet accounts in the amounts shown as of December 31, 2021 and 2020 (in thousands):

	December 31, 2021	December 31, 2020
Deferred revenue	$9,625	$5,508
Other long-term liabilities	16,940	10,426
Total	$26,565	$15,934
Sales Returns
The Company offers a 30-day right of return to customers in the U.S. and Canada from the date of shipment of its insulin pumps, provided a physician’s confirmation of the medical reason for the return is received. Estimated allowances for sales returns are based on historical returned quantities as compared to pump shipments in those same periods of return, adjusted for known or expected changes in the marketplace when appropriate. The amount recorded in deferred revenue on the Company’s consolidated balance sheets for allowances for sales returns was $0.6 million and $0.6 million at December 31, 2021 and 2020, respectively. Actual product returns have not differed materially from estimated amounts recorded in the accompanying consolidated financial statements.

Warranty Reserve
The Company generally provides a four-year warranty on its insulin pumps to end user customers and may replace any pumps that do not function as intended in accordance with the product specifications within the warranty period. Insulin pumps returned to the Company may be refurbished and redeployed. Additionally, the Company offers a six-month warranty on disposable insulin cartridges and infusion sets. Estimated warranty costs are recorded at the time of shipment, and the Company reevaluates the estimate of the warranty reserve obligation at each reporting period. Warranty costs are estimated primarily based on the current expected product replacement cost and expected replacement rates utilizing historical experience. Experience has shown that initial data for any given pump version may be insufficient; therefore, our process relies on long-term historical averages until sufficient data are available. As actual experience becomes available, we use the data to update the historical averages. The Company may make further adjustments to the warranty reserve when deemed appropriate, giving additional consideration to the length of time each pump version has been in the field and revised future expectations of performance based on new features and capabilities that may become available through Tandem Device Updater.
The following table provides a reconciliation of the changes in product warranty liabilities for the years ended December 31, 2021, 2020 and 2019 (in thousands):

	Year Ended December 31,
	2021	2020	2019
Balance at beginning of the year	$22,075	$16,724	$9,138
Provision for warranties issued during the period	27,604	21,135	18,335
Settlements made during the period	(18,768)	(13,736)	(10,167)
Decrease in warranty estimates	(510)	(2,048)	(582)
Balance at end of the year	$30,401	$22,075	$16,724
As of December 31, 2021 and December 31, 2020, total product warranty reserves of $30.4 million and $22.1 million, respectively, were included in the following consolidated balance sheet accounts (in thousands):

	December 31,
	2021	2020
Other current liabilities	$13,076	$8,409
Other long-term liabilities	17,325	13,666
Total warranty reserve	$30,401	$22,075
Common Stock Warrant Liabilities
The Company accounts for certain stock warrants as a liability in the consolidated financial statements when they contain a provision within the warrant contracts that could require cash settlement in the event the Company did not have an active registration statement. The fair value of these common stock warrants is remeasured at each financial reporting period with any changes in fair value being recognized as a component of other income (expense) in the accompanying statements of operations and comprehensive income (loss).

Stock-Based Compensation
Stock-based compensation cost is measured at the grant date based on the estimated fair value of the award, and the portion that is ultimately expected to vest is recognized as compensation expense over the requisite service period on a straight-line basis. The Company estimates the fair value of stock options issued under the Company’s Amended and Restated 2013 Stock Incentive Plan (2013 Plan) and the fair value of the employees’ purchase rights under the Company’s 2013 Employee Stock Purchase Plan (ESPP) using the Black-Scholes option-pricing model on the date of grant. The Black-Scholes option-pricing model requires the use of assumptions about a number of variables, including stock price volatility, expected term, dividend yield and risk-free interest rate (see Note 8, “Stockholders’ Equity”). The fair value of restricted stock unit (RSU) awards issued under the Company’s 2013 Plan that vest solely based on service is estimated based on the fair market value of the underlying stock on the date of grant. The fair value of RSU awards issued under the 2013 Plan that vest based upon the Company’s actual performance relative to predefined performance metrics is estimated based on the fair market value of the underlying stock on the date of grant and the probability that the specified performance criteria will be met, subject to the awardee’s continuing service through the measurement date. At each reporting period, we reassess the probability of the achievement of such performance metrics. Any expense change resulting from an adjustment in the estimated shares to be released is recorded in the period of adjustment.
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
Income Taxes
The Company uses the asset and liability method of accounting for income taxes. Deferred tax assets or liabilities are recognized based on the temporary differences between financial statement and income tax bases of assets and liabilities using enacted tax rates in effect for the years in which the differences are expected to reverse. Tax law and rate changes are reflected in income in the period such changes are enacted. A valuation allowance is recorded when it is more likely than not that some of the deferred tax assets will not be realized. The Company includes interest and penalties related to income taxes, including unrecognized tax benefits, within income tax expense.
The Company’s income tax returns are based on calculations and assumptions that are subject to examination by the Internal Revenue Service and other tax authorities. In addition, the calculation of the Company’s tax liabilities involves dealing with uncertainties in the application of complex tax regulations. The Company recognizes liabilities for uncertain tax positions using a two-step approach. The first step is to evaluate the tax position for recognition by determining if the weight of available evidence indicates that it is more likely than not that the position will be sustained on audit, including resolution of related appeals or litigation processes, if any. The second step is to measure the tax benefit as the largest amount that is more than 50% likely of being realized upon settlement. While the Company believes it has appropriate support for the positions taken on its tax returns, the Company regularly assesses the potential outcomes of examinations by tax authorities in determining the adequacy of its provision for income taxes. The Company continually assesses the likelihood and amount of potential revisions and adjusts the income tax provision, income taxes payable and deferred taxes in the period in which the facts that give rise to a revision become known.
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

The Company is required to file federal and state income tax returns in the United States and various other state jurisdictions, and a corporation income tax return in Canada. The preparation of these income tax returns requires the Company to interpret the applicable tax laws and regulations in effect in such jurisdictions, which could affect the amount of tax paid by the Company. An amount is accrued for the estimate of additional tax liability, including interest and penalties, for any uncertain tax positions taken or expected to be taken in an income tax return. The Company reviews and updates the accrual for uncertain tax positions as more definitive information becomes available (see Note 10, “Income Taxes.” for further information).
Comprehensive Income (Loss)
All components of comprehensive income (loss), including net income (loss), are reported in the consolidated financial statements in the period in which they are recognized. Comprehensive income (loss) is defined as the change in equity during a period from transactions and other events and circumstances from non-owner sources, including unrealized gains and losses on marketable securities and foreign currency translation adjustments.
Net Income (Loss) Per Share
Basic net income (loss) per share is calculated by dividing the net income (loss) by the weighted average number of common shares outstanding for the period, without consideration for common stock equivalents. Diluted net income per share reflects the potential dilution that would occur if securities exercisable for or convertible into common stock were exercised for or converted into common stock. Dilutive common share equivalents are comprised of stock options and unvested RSUs outstanding under the Company’s stock plans, potential awards to be granted pursuant to the ESPP, and common stock warrants, each calculated using the treasury stock method; and shares issuable upon conversion of the convertible senior notes calculated using the if-converted method. For common stock warrants that are recorded as a liability in the accompanying consolidated balance sheets, the calculation of diluted loss per share requires that, to the extent the average market price of the underlying shares for the reporting period exceeds the exercise price of the warrants and the presumed exercise of the warrants is dilutive to loss per share for the period, an adjustment is made to net loss used in the calculation to remove the change in fair value of the warrants from the numerator for the period. Likewise, an adjustment to the denominator is required to reflect the related dilutive shares, if any, under the treasury stock method.
For the years ended December 31, 2020 and 2019, there was no difference in the weighted average number of shares used to calculate basic and diluted net loss per share due to the Company’s net loss position. For the year ended December 31, 2021, the numerator and denominator of the diluted net income per share computation were calculated as follows (in thousands):

Year Ended December 31,
2021
Net income - basic and diluted	$15,566

Weighted average shares outstanding - basic	63,000
Dilutive common share equivalents:
Options to purchase common stock	1,129
Unvested restricted stock units	62
Warrants to purchase common stock	157
Awards to be granted under the ESPP	1
Weighted average shares outstanding - diluted	64,349

Potentially dilutive securities outstanding and not included in the calculation of diluted net loss per share (because inclusion would be anti-dilutive) are as follows (in thousands, in common stock equivalent shares):

	Year Ended December 31,
	2021	2020	2019
Options to purchase common stock	3,124	5,021	5,619
Unvested restricted stock units	—	78	N/A
Warrants to purchase common stock	1	379	611
Awards granted under the ESPP	—	3	5
Convertible senior notes (if-converted)	2,554	1,605	N/A
	5,679	7,086	6,235
Recent Accounting Pronouncements

In June 2020, the FASB issued ASU No. 2020-06, Accounting for Convertible Instruments and Contracts in
an Entity’s Own Equity, which is intended to simplify the accounting for convertible instruments. This new guidance eliminated certain models that require separate accounting for embedded conversion features, and eliminated certain of the conditions for equity classification for contracts in an entity’s own equity. Accordingly, a convertible debt instrument will be accounted for as a single liability measured at its amortized cost, as long as no other features require bifurcation and recognition as derivatives. The new guidance could be adopted through either a modified retrospective method of transition or a fully retrospective method of transition. ASU 2020-06 is effective for public business entities for fiscal years beginning after December 15, 2021, including interim periods within those fiscal years. Early adoption is permitted for fiscal years beginning after December 15, 2020, including interim periods within those fiscal years. The Company elected to early adopt the new standard on January 1, 2021 using the modified retrospective method and, accordingly, recorded a net reduction to accumulated deficit of $9.0 million, a decrease to additional paid-in capital of $85.8 million, and an increase to convertible senior notes, net - long-term of $76.8 million to reflect the impact of the accounting change (see Note 7, “Debt”).
3. Short-Term Investments
The Company invests in marketable securities primarily consisting of debt instruments of the U.S. Government, U.S. Government-sponsored enterprises, and financial institutions and corporations with strong credit ratings. The following represents a summary of the estimated fair value of short-term investments at December 31, 2021 and 2020 (in thousands):

At December 31, 2021	Amortized Cost	Gross Unrealized Gain	Gross Unrealized Loss	Estimated Fair Value
Available-for-sale securities:
U.S. Treasury securities	$222,206	$—	$(482)	$221,724
Commercial paper	218,391	14	(24)	218,381
Corporate debt securities	58,881	—	(45)	58,836
U.S. Government-sponsored enterprises	50,773	1	(88)	50,686
Supranational bonds	3,003	—	—	3,003
Total	$553,254	$15	$(639)	$552,630

At December 31, 2020	Amortized Cost	Gross Unrealized Gain	Gross Unrealized Loss	Estimated Fair Value
Available-for-sale securities:
U.S. Treasury securities	$143,244	$12	$(2)	$143,254
Commercial paper	108,892	5	(1)	108,896
Corporate debt securities	85,788	48	(13)	85,823
U.S. Government-sponsored enterprises	52,330	21	(1)	52,350
Total	$390,254	$86	$(17)	$390,323

The contractual maturities of available-for-sale debt securities as of December 31, 2021, were as follows (in thousands):

	Years to Maturity
At December 31, 2021	Within One Year	One to Two Years	Estimated Fair Value
U.S. Treasury securities	$105,231	$116,493	$221,724
Commercial paper	218,381	—	218,381
Corporate debt securities	58,836	—	58,836
U.S. Government-sponsored enterprises	32,282	18,404	50,686
Supranational bonds	3,003	—	3,003
Total	$417,733	$134,897	$552,630

The Company has classified all marketable securities, regardless of maturity, as short-term investments based upon the Company’s ability and intent to use any of those marketable securities to satisfy the Company’s liquidity requirements.

The Company reviews the portfolio of available-for-sale debt securities quarterly to determine if any investment is impaired due to changes in credit risk or other potential valuation concerns. Unrealized losses on available-for-sale debt securities at December 31, 2021 were not significant and were primarily due to changes in market interest rates. The Company does not intend to sell the available-for-sale debt securities that are in an unrealized loss position, and it is not more likely than not that the Company will be required to sell these debt securities before recovery of their amortized cost bases, which may be at maturity. Based on the credit quality of the available-for-sale debt securities in an unrealized loss position, and the Company’s estimates of future cash flows to be collected from those securities, the Company believes the unrealized losses are not credit losses. Accordingly, the Company did not recognize any impairment losses related to its available-for-sale debt securities at December 31, 2021.

4. Composition of Certain Financial Statement Items
Accounts Receivable
Accounts receivable, net consisted of the following at (in thousands):

	December 31,
	2021	2020
Accounts receivable	$114,974	$86,052
Less: allowance for credit losses	(4,249)	(3,857)
Accounts receivable, net	$110,725	$82,195

Allowance for Credit Losses
The following table provides a reconciliation of the changes in the allowance for estimated accounts receivable credit losses for the years ended December 31, 2021, 2020 and 2019 (in thousands):

	Year Ended December 31,
	2021	2020	2019
Balance at beginning of the year	$3,857	$3,304	$1,837
Provision for expected credit losses	2,333	3,016	2,322
Write-offs and adjustments, net of recoveries	(1,941)	(2,463)	(855)
Balance at end of the year	$4,249	$3,857	$3,304

Inventories
Inventories consisted of the following at (in thousands):

	December 31,
	2021	2020
Raw materials	$26,911	$30,880
Work-in-process	16,612	15,664
Finished goods	25,028	17,177
Total inventories	$68,551	$63,721
Property and Equipment
Property and equipment, net consisted of the following at (in thousands):

	December 31,
	2021	2020
Leasehold improvements	$25,245	$22,834
Office furniture and equipment	9,943	9,876
Computer equipment and software	11,544	12,219
Manufacturing and scientific equipment	52,823	44,026
Total cost	99,555	88,955
Less: accumulated depreciation and amortization	(49,169)	(38,933)
Total property and equipment, net	$50,386	$50,022
Depreciation and amortization expense related to property and equipment was $11.7 million, $9.2 million, and $5.7 million for the years ended December 31, 2021, 2020, and 2019, respectively.
Intangible Assets Subject to Amortization
Intangible assets subject to amortization consist of technology-based intangibles related to the Company’s acquisition of Sugarmate, as well as patents purchased or licensed that are related to the Company’s commercialized products. Intangible assets at December 31, 2021 and 2020, which were included in other long-term assets on the consolidated balance sheets, were as follows (in thousands):

	December 31,
	2021	2020
Intangible assets, gross amount	$12,502	$12,502
Accumulated amortization	(5,866)	(3,697)
Intangible assets, net	$6,636	$8,805
Weighted average remaining amortization period (in months)	41	52
Amortization expense related to intangible assets subject to amortization amounted to $2.2 million, $1.2 million and $0.3 million for the years ended December 31, 2021, 2020, and 2019, respectively. The amortization expense is recorded in cost of sales and selling, general and administrative expense in the consolidated statement of operations. The estimated aggregate amortization expense for each of the five succeeding years is $1.9 million for 2022, $1.9 million for 2023, $1.9 million for 2024, and the remaining $0.9 million in 2025.
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
The following table presents information about the Company’s financial assets and liabilities measured at fair value on a recurring basis as of December 31, 2021 and 2020, and indicates the fair value hierarchy of the valuation techniques utilized by the Company to determine such fair value (in thousands):

	Fair Value Measurements at December 31, 2021
	Total	Level 1	Level 2	Level 3
Assets
Cash equivalents (1)	$48,286	$48,286	$—	$—
U.S. Treasury securities	221,724	221,724	—	—
Commercial paper	218,381	—	218,381	—
U.S. Government-sponsored enterprises	50,686	—	50,686	—
Corporate debt securities	58,836	—	58,836	—
Supranational bonds	3,003	—	3,003	—
Total assets	$600,916	$270,010	$330,906	$—
Liabilities
Common stock warrants	$147	$—	$—	$147
Total liabilities	$147	$—	$—	$147

	Fair Value Measurements at December 31, 2020
	Total	Level 1	Level 2	Level 3
Assets
Cash equivalents (1)	$87,300	$87,300	$—	$—
U.S. Treasury securities	143,254	143,254	—	—
Commercial paper	108,896	—	108,896	—
U.S. Government-sponsored enterprises	52,350	—	52,350	—
Corporate debt securities	85,823	—	85,823	—
Total assets	$477,623	$230,554	$247,069	$—
Liabilities
Common stock warrants	$14,261	$—	$—	$14,261
Total liabilities	$14,261	$—	$—	$14,261
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

The Company's Level 3 liabilities at December 31, 2021 and 2020 included the remaining Series A warrants issued by the Company in connection with the public offering of common stock in October 2017. The Series A warrants, which expire in October 2022, provide holders the right to purchase shares of the Company’s common stock at an exercise price of $3.50 per share. As of December 31, 2021 and 2020, there were Series A warrants outstanding to purchase 1,000 shares and 154,700 shares, respectively, of the Company’s common stock (see Note 8, “Stockholders’ Equity”).
The Company reassesses the fair value of the outstanding Series A warrants at each reporting date utilizing a Black-Scholes pricing model. Variables used in the pricing model include the closing market price of the Company’s common stock at the balance sheet date, as well as estimated stock price volatility, dividend yield, remaining warrant term and risk-free interest rate. A significant increase (decrease) in any of these inputs in isolation, particularly the market price of the Company’s common stock, would have resulted in a significantly higher (lower) fair value measurement. The assumptions used to estimate the fair values of the outstanding Series A warrants at December 31, 2021 and 2020 are presented below:

	Series A Warrants
	December 31, 2021	December 31, 2020
Risk-free interest rate	0.3%	0.1%
Expected dividend yield	0.0%	0.0%
Expected volatility	39.1%	55.3%
Expected term (in years)	0.8	1.8
The following table presents a summary of changes in the fair value of the Company’s Level 3 financial liabilities for the years ended December 31, 2021 and 2020:

	2021	2020
Balance at beginning of year	$14,261	$23,509
Loss recognized from the change in fair value of common stock warrants	1,386	17,087
Common stock warrants exercised during the period	(15,500)	(26,335)
Balance at end of year	$147	$14,261
Of the loss recognized from the change in fair value of common stock warrants for the years ended December 31, 2021 and 2020, $0.1 million and $5.5 million, respectively, was attributable to warrants outstanding as of December 31, 2021 and 2020.
6. Leases
The Company's leases consist of operating leases for general office space, laboratory, manufacturing and warehouse facilities, and equipment. These noncancellable operating leases have initial lease terms from two years to twelve years, eight months. Leases with an initial term of 12 months or less are expensed as incurred and are not recorded as right-of-use assets on the Company’s consolidated balance sheets. The Company is required to recognize operating lease right-of-use assets and liabilities, and begin recording lease expense when the Company takes possession of the leased property (the Commencement Date). The Company recognizes lease expense for these leases on a straight-line basis over the lease term. Because the Company’s leases do not provide an implicit interest rate, the Company uses its incremental borrowing rate based on the information available at the lease Commencement Date to determine the operating lease right-of-use assets and liabilities based on the present value of future lease payments over the lease term. The Company used the incremental borrowing rate on January 1, 2019 for operating leases that commenced prior to that date.
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
In November 2019, the Company entered into a lease agreement for approximately 94,562 square feet of additional general office space located on Shoreline Drive, in Boise, Idaho (Shoreline Lease). The lease term began in July 2020, and expires in June 2027. The Company has a one-time option to extend the term of the Shoreline Lease for a period of three years. The Company recognized right-of-use leased assets and corresponding operating lease liabilities of approximately $6.5 million on the consolidated balance sheet on the Commencement Date in the first quarter of 2020.

In January 2020, the Company entered into a sublease agreement for approximately 30,703 square feet of general office space located on High Bluff Drive, in San Diego, California (High Bluff Sublease). The lease term began in April 2020 and expires in March 2022. The Company recognized right-of-use leased assets and corresponding operating lease liabilities of approximately $2.3 million on the consolidated balance sheet on the Commencement Date in the first quarter of 2020.

In September 2020, the Company amended certain leases covering four separate buildings that comprise in aggregate 77,458 square feet of general office and laboratory space located on Roselle Street in San Diego, California (Roselle Street Leases). The lease amendments extended the term of each lease for an additional period of one year, and included a rent increase during the additional lease term. The Roselle Street Leases, which would have expired in May 2022, are now scheduled to expire in May 2023. The Company recognized additional right-of-use leased assets and corresponding operating lease liabilities of $2.2 million on the consolidated balance sheet in the third quarter of 2020 related to the amendment of the Roselle Street Leases.
In March 2021, the Company entered into a second amendment (Second Amendment) to its lease agreement for office space located on Vista Sorrento Parkway in San Diego, California (Vista Sorrento Lease) covering 59,013 square feet of general administrative office space (Existing Premises). The Second Amendment expanded the Existing Premises by adding 14,916 square feet of general administrative office space (Expansion Space), and extended the lease term for the Existing Premises through January 2028. The Expansion Space lease Commencement Date occurred in March 2021, and the lease term expires in January 2028. The Company has two options to extend the term of the Vista Sorrento Lease, covering both the Existing Premises and the Expansion Space, with each option providing for an additional period of five years. The Vista Sorrento Lease term was determined assuming the renewal options would not be exercised. The Company recognized right-of-use leased assets and corresponding operating lease liabilities of $15.1 million on the consolidated balance sheet in the first quarter of 2021 related to the Second Amendment.

The Company’s lease costs recorded in the consolidated statements of operations were as follows (in thousands):

	Year Ended December 31,
	2021	2020	2019
Operating lease cost	$8,627	$7,514	$4,542
Short-term lease cost	90	219	165
Total lease cost	$8,717	$7,733	$4,707

Maturities of operating lease liabilities at December 31, 2021 were as follows (in thousands):

Years Ending December 31,
2022	$9,281
2023	6,949
2024	5,744
2025	5,825
2026	5,531
Thereafter	5,144
Total undiscounted lease payments	38,474
Less: amount representing interest	(5,273)
Present value of operating lease liabilities	33,201
Less: current portion of operating lease liabilities	(9,279)
Operating lease liabilities - long-term	$23,922
The weighted-average remaining lease term and weighted-average discount rate for operating leases were as follows:

	December 31, 2021	December 31, 2020
Weighted-average remaining lease term (in years)	5.0	3.7
Weighted-average discount rate used to determine operating lease liabilities	5.6%	5.9%

Cash paid for amounts included in the measurement of lease liabilities, representing operating cash flows from operating leases, was $9.5 million and $8.2 million for the years ended December 31, 2021 and 2020, respectively.
Leases For Which Accounting Has Not Yet Commenced
As of December 31, 2021, the Commencement Date for the High Bluff and Tech Center Leases described below, had not yet occurred. Accordingly, the consolidated balance sheet at December 31, 2021 does not include operating lease right-of-use assets and operating lease liabilities, and the consolidated statement of operations for the year ended December 31, 2021 does not include any lease costs, related to the High Bluff Lease and the Tech Center Lease. In addition, the above disclosures of the Company’s lease costs, maturities of operating lease liabilities, and the weighted-average remaining lease term and weighted-average discount rate, do not include any amounts related to the High Bluff and Tech Center Leases.
High Bluff Lease
In May 2021, the Company entered into a lease agreement for approximately 31,372 square feet of general office space located on High Bluff Drive, in San Diego, California (High Bluff Lease). The High Bluff Lease is a direct lease agreement for the same property subject to the High Bluff Sublease. The lease term begins in April 2022 following the termination of the High Bluff Sublease in March 2022, and is scheduled to expire in March 2024. The Company expects to recognize right-of-use leased assets and corresponding operating lease liabilities of approximately $3.0 million on the consolidated balance sheet on the Commencement Date in the second quarter of 2022.
Tech Center Lease
In September 2021, the Company entered into a lease agreement for 181,949 square feet of additional general administrative, laboratory, and research and development office space (the Premises) located on High Bluff Drive in San Diego, California (Tech Center Lease). Possession of the Premises is expected to be tendered to the Company by the landlord in two phases, with Phase I consisting of 143,850 rentable square feet, and Phase II consisting of 38,099 rentable square feet. The Company intends to use Phase I of the Tech Center Lease for operations currently located at the Roselle Street Leases.

The initial lease term Phase I Commencement Date will occur on the date the Company is tendered possession of the Phase I portion of the Premises (which is currently expected to be in March 2022), and rent payments commence six months thereafter (the Phase I Rent Commencement Date). The Phase II Commencement Date is expected to occur upon the earlier of (i) the date upon which the Company first commences business in the Phase II portion of the Premises, and (ii) May 1, 2025 (the Phase II Rent Commencement Date). The lease will expire twelve years, eight months from the first day of the first full month following the Phase I Rent Commencement Date. The Company has two options to extend the term of the lease, with each option providing for an additional period of five years, by delivering written notice to the landlord in accordance with the terms of the Tech Center Lease.

The Tech Center Lease also includes a first right of offer with respect to an additional 34,569 rentable square feet of general office space should the space become available. The lease term and associated base rent for the additional space will not be known until the Company is notified that the additional space has become available, and the Company elects to lease the space on terms mutually satisfactory to the Company and the landlord.

The initial base rent for the Tech Center Lease is approximately $906,000 per month beginning on the Phase I Rent Commencement Date, and the base rent increases by approximately $255,000 per month on the Phase II Rent Commencement Date. The monthly base rent will increase annually by 3.0% on each annual anniversary of the respective Rent Commencement Date. In addition to the monthly base rent, the Company is required to pay its proportionate share of certain ongoing operating expenses throughout the duration of the lease. No base rent, other than the proportionate share of operating expenses, will be due for the Phase I portion of the Premises for months two through nine of the initial lease term, and for the Phase II portion of the Premises for months two through five following the Phase II Rent Commencement Date.

Future minimum payments for monthly base rent due under the respective High Bluff Lease and Tech Center Lease terms, are currently estimated to be as follows (in thousands), subject to a number of factors, including the actual Commencement Date of the lease:

Years Ending December 31,	High Bluff Lease(1)	Tech Center Lease(2)	Total
2022	$1,029	$—	$1,029
2023	1,594	6,453	8,047
2024	403	11,313	11,716
2025	—	12,694	12,694
2026	—	15,181	15,181
2027 through 2035	—	145,583	145,583
Total	$3,026	$191,224	$194,250
(1) The Company currently estimates that the Commencement Date will occur in the second quarter of 2022, at which time the operating lease right-of-use assets and liabilities will be recorded.
(2) The Company currently estimates that the Phase I Commencement Date will occur in the first quarter of 2022, and the Phase II Commencement Date will occur in the first quarter of 2025, at which time the respective operating lease right-of-use assets and liabilities will be recorded.

7. Debt

Convertible Senior Notes
In May 2020, the Company entered into a purchase agreement with certain counterparties for the sale of an aggregate of $287.5 million principal amount of 1.50% Convertible Senior Notes due 2025 (Notes) in a private offering to qualified institutional buyers pursuant to Rule 144A under the Securities Act of 1933, as amended. The proceeds from the issuance of the Notes were $244.6 million, net of debt issuance costs and cash used to pay the cost of the capped call transactions (Capped Call Transactions) discussed below.

The Notes are the Company’s senior unsecured obligations. Interest is payable in cash semi-annually in arrears beginning on November 1, 2020 at a rate of 1.50% per year. The Notes mature on May 1, 2025 unless repurchased, redeemed, or converted in accordance with their terms prior to the maturity date.

The Notes are convertible into cash, shares of the Company’s common stock, or a combination of cash and shares of the Company’s common stock, at the Company’s election, at an initial conversion rate of 8.8836 shares of common stock per $1,000 principal amount of the Notes, which is equivalent to an initial conversion price of $112.57 (Conversion Price) per share of the Company’s common stock. The conversion rate is subject to customary adjustments for certain events as described in the Indenture. The Company expects to settle conversions through a combination settlement, which involves payment in cash equal to the principal portion and delivery of shares of common stock for the excess of the conversion value over the principal portion.

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
Initially, in accounting for the issuance of the Notes, the Company separated the Notes into liability and equity components. The carrying amount of the liability component was calculated by measuring the fair value of similar debt instruments, which do not have an associated convertible feature. The carrying amount of the equity component representing the conversion option for the Notes was $88.5 million and was recorded as a debt discount, which was being amortized to interest expense at an effective interest rate of 9.9%. In addition, the Company allocated $2.7 million of debt issuance costs to the equity component and the remaining debt issuance costs of $6.1 million were allocated to the liability component, which were being amortized to interest expense under the effective interest rate method.
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

The liability and equity components of the Notes consisted of the following (in thousands):

	December 31, 2021	December 31, 2020
Liability:
Principal amount	$287,500	$287,500
Unamortized debt issuance costs	(6,033)	(5,446)
Unamortized debt discount	—	$(79,070)
Net carrying amount	$281,467	$202,984
Carrying amount of the equity component	$—	$85,803

As of December 31, 2021, the unamortized debt issuance costs of $6.0 million associated with the Notes will be amortized to interest expense, at an effective interest rate of 2.2% over the remaining period of approximately 3.3 years.

The following table details interest expense recognized related to the Notes for the years ended December 31, 2021 and 2020 (in thousands):

	December 31, 2021	December 31, 2020
Contractual interest expense	$4,313	$2,707
Amortization of debt issuance costs	1,727	652
Amortization of debt discount	N/A	9,446
Total interest expense	$6,040	$12,805

The Notes will have a dilutive effect to the extent the average market price per share of common stock for a given reporting period exceeds the conversion price of $112.57. As of December 31, 2021, the if-converted value of the Notes exceeded the principal amount by $96.9 million. As of December 31, 2020, the “if-converted value” did not exceed the principal amount of the Notes.

Capped Call Transactions

In connection with the issuance of the Notes, the Company entered into Capped Call Transactions in May 2020 with certain counterparties at a net cost of $34.1 million. The Capped Call Transactions are intended to reduce potential dilution to holders of the Company’s common stock beyond the conversion price of $112.57, up to a conversion price of $173.18 on any conversion of the Notes, or to offset any cash payments the Company is required to make in excess of the principal amount of such converted Notes, as the case may be, with such reduction or offset subject to a cap. The cap price of the Capped Call Transactions is initially $173.18 per share of the Company’s common stock, representing a premium of 100% above the last reported sale price of $86.59 per share of the Company’s common stock on May 12, 2020, and is subject to certain adjustments under the terms of the Capped Call Transactions. Conditions that cause adjustments to the initial strike price of the Capped Call Transactions mirror conditions that result in corresponding adjustments for the Notes.

For accounting purposes, the Capped Call Transactions are separate transactions, and not part of the terms of the Notes, while they are integrated for federal tax purposes. As these transactions met certain criteria under the applicable accounting guidance, the Capped Call Transactions were recorded in stockholders' equity and were not accounted for as derivatives. The cost of the Capped Call Transactions was recorded as a reduction of the Company’s additional paid-in capital in the Company’s consolidated balance sheet and will not be remeasured.

8. Stockholders’ Equity
Shares Reserved for Future Issuance
The following shares of the Company's common stock were reserved for future issuance at December 31, 2021 (in thousands):

Shares reserved for issuance upon conversion of Convertible Senior Notes	2,554
Shares underlying outstanding warrants	215
Shares underlying outstanding stock options	4,814
Shares underlying unvested restricted stock units	612
Shares authorized for issuance pursuant to awards granted under the ESPP	1,216
Shares authorized for future equity award grants	1,382
10,793
Common Stock Warrants

Warrants outstanding to purchase shares of the Company's common stock as of December 31, 2021 were as follows:

Issue Date	Exercise Price Per Share	Warrants Outstanding	Expiration Date of Warrants Outstanding
October 2017	$3.50	1,000	October 2022
March 2017	$23.50	193,788	March 2027
August 2011 - August 2012	$73.73	19,722	May 2022 - August 2022
		214,510
Each warrant allows the holder to purchase one share of the Company's common stock at the exercise price per share of the respective warrant. The Company issued 155,517 and 295,526 shares of its common stock upon the exercise of warrants during the years ended December 31, 2021 and 2020, respectively.
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
The Company issued 1,128,791 and 2,339,467 shares of its common stock, respectively, upon the exercise of stock options during the years ended December 31, 2021 and 2020. During the years ended December 31, 2021 and 2020, the Company issued 38,156 and 1,892 shares of its common stock, respectively, upon the vesting of RSUs.
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

The following table summarizes stock option activities for the 2006 Plan and 2013 Plan:

	Total Options	Weighted- Average Exercise Price Per Share	Weighted- Average Remaining Contractual Life (in years)	Aggregate Intrinsic Value (in thousands)
Outstanding at December 31, 2019	7,174,927	$38.40	8.45	$181,408
Granted	1,130,040	$83.55
Exercised	(2,339,467)	$24.69		$161,688
Canceled/forfeited/expired	(161,995)	$27.00		$4,516
Outstanding at December 31, 2020	5,803,505	$52.08	7.90	$268,649
Granted	355,008	$86.68
Exercised	(1,128,791)	$37.05		$86,149
Canceled/forfeited/expired	(215,372)	$76.29		$6,963
Outstanding at December 31, 2021	4,814,350	$57.08	7.07	$452,081
Vested and expected to vest at December 31, 2021	4,769,317	$56.95	7.06	$448,460
Exercisable at December 31, 2021	3,013,030	$49.28	6.50	$307,235
Restricted Stock Units
Restricted stock units (RSUs) have a grant price equal to the closing price of the Company’s common stock on the award date, and generally vest over a four year period based only on service as to 25% of the underlying shares on the first anniversary of the award, with the balance of the RSUs vesting quarterly over the following three years. In addition, the Company granted 25,674 performance-based RSUs during the year ended December 31, 2021. The performance-based RSUs have a grant value equal to the closing price of the Company’s common stock on the award date, and vest upon the Company’s actual performance relative to predefined performance metrics and subject to the awardee’s continuing service through the December 31, 2024 measurement date. A summary of RSU activity for the years ended December 31, 2021 and 2020 is as follows:

	Total RSUs	Weighted-Average Grant Date Fair Value	Aggregate Intrinsic Value (in thousands)
Unvested awards outstanding at December 31, 2019	—	$—	$—
Granted	134,694	$82.82
Vested	(1,892)	$95.68
Unvested awards outstanding at December 31, 2020	132,802	$82.82	$12,706
Granted	564,034	$96.37
Vested	(53,957)	$82.74
Canceled/forfeited	(30,705)	$87.21
Unvested awards outstanding at December 31, 2021	612,174	$95.11	$92,144
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
During the years ended December 31, 2021 and 2020, 172,694 shares and 302,509 shares of our common stock, respectively, were purchased under the ESPP for proceeds of $11.1 million and $9.1 million, respectively.

Stock-Based Compensation
The following table summarizes the allocation of stock-based compensation expense included in the consolidated statements of operations for all stock-based compensation arrangements (in thousands):

	Year Ended December 31,
	2021	2020	2019
Cost of sales	$6,434	$8,210	$6,415
Selling, general & administrative	43,567	41,563	42,857
Research and development	10,751	8,658	8,799
Total stock-based compensation expense	$60,752	$58,431	$58,071
The total stock-based compensation capitalized as part of the cost of the Company’s inventories was $1.0 million and $0.6 million at December 31, 2021 and 2020, respectively.
At December 31, 2021, the total unamortized stock-based compensation expense of approximately $129.2 million will be recognized over the remaining weighted average vesting term of approximately 2.6 years.
The assumptions used in the Black-Scholes option-pricing model are as follows:

	Stock Options
	Year Ended December 31,
	2021	2020	2019
Weighted average grant date fair value (per share)	$56.89	$54.20	$39.06
Risk-free interest rate	1.0%	0.6%	2.1%
Expected dividend yield	0.0%	0.0%	0.0%
Expected volatility	75.1%	74.6%	71.8%
Expected term (in years)	6.1	6.1	6.0

	ESPP
	Year Ended December 31,
	2021	2020	2019
Weighted average grant date fair value (per share)	$38.19	$36.83	$30.32
Risk-free interest rate	0.2%	0.2%	1.9%
Expected dividend yield	0.0%	0.0%	0.0%
Expected volatility	44.2%	60.3%	69.9%
Expected term (in years)	1.3	1.3	1.3

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
Expected Volatility. The expected volatility for 2021 was estimated based on a weighted-average of the Company’s actual historical volatility of its common stock measured over the expected term. During 2020, the Company transitioned to solely using the expected volatility of its own common stock. Prior to this transition, the expected volatility was estimated based on a weighted-average of the Company’s actual historical volatility since its initial public offering in November 2013, and the historical stock volatilities of a peer group of similar companies whose share prices were publicly available. The peer group consisted of publicly traded companies in the same industry and in a similar stage of development.
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
9. Employee Benefits
Employee 401(k) Plan
The Company has a defined contribution 401(k) plan for employees in the United States who are at least 18 years of age. Employees are eligible to participate in the plan beginning on the first day of the calendar month following their date of hire. Unless they affirmatively elect otherwise, employees are automatically enrolled in the plan following 30 days from date of rehire or entry date. Under the terms of the plan, employees may make voluntary contributions as a percent of compensation, and the Company may elect to match a discretionary percentage of employee contributions. The Company did not provide a matching contribution during the three years ended December 31, 2021, but approved a discretionary match to begin in 2022.
10. Income Taxes
The income (loss) before provision for income taxes for the Company’s domestic and international operations was as follows (in thousands):

	Year Ended December 31,
	2021	2020	2019
U.S.	$15,211	$(36,667)	$(24,888)
Foreign	690	385	284
Income (loss) before provision for income taxes	$15,901	$(36,282)	$(24,604)
The components of income tax expense (benefit) were as follows (in thousands):

	Year Ended December 31,
	2021	2020	2019
Current:
Federal	$—	$—	$—
State	174	75	86
Foreign	161	151	88
Total current tax expense	335	226	174
Deferred:
Federal	—	(1,760)	(21)
State	—	(366)	(4)
Foreign	—	—	—
Total deferred income tax benefit	—	(2,126)	(25)
Income tax expense (benefit)	$335	$(1,900)	$149

The expense (benefit) for income taxes reconciles to the amount computed by applying the federal statutory rate to loss before taxes as follows (in thousands):

	Year Ended December 31,
	2021	2020	2019
Income tax expense (benefit) at federal statutory rate (1)	$3,339	$(7,619)	$(5,167)
State income tax, net of federal benefit	(254)	(2,792)	(1,174)
Warrants revaluation	356	3,588	2,326
Research and development credits	(5,703)	(5,330)	(2,091)
Section 382 limitation	(97)	1,021	25,043
Stock-based compensation	(7,609)	(18,309)	(8,974)
Officers' compensation	4,024	2,612	3,133
Other	124	479	972
Change in valuation allowance	6,155	24,450	(13,919)
Income tax expense (benefit)	$335	$(1,900)	$149
(1)For the years ended December 31, 2021, 2020 and 2019, the federal statutory tax rate was 21%.
Significant components of the Company’s net deferred income tax assets at December 31, 2021 and 2020 are shown below (in thousands). The Company assesses all available positive and negative evidence to estimate whether sufficient future taxable income will be generated to permit use of the existing deferred tax assets. A significant piece of objective negative evidence evaluated was the cumulative book loss incurred over the three-year period ended December 31, 2021. Such objective evidence limits the ability to consider other subjective evidence, such as projections for future growth. On the basis of this analysis, a valuation allowance of $146.4 million and $121.6 million at December 31, 2021 and 2020, respectively, has been recorded to offset the net deferred tax asset as realization of such asset is uncertain. The amount of the deferred tax asset considered realizable, however, could be adjusted if estimates of future taxable income during the carryforward period are increased, or if objective negative evidence in the form of cumulative losses is no longer present and additional weight is given to subjective evidence such as the Company’s projections for future growth.

	December 31,
	2021	2020
Deferred tax assets:
Net operating loss (NOL) carryforwards	$78,961	$86,898
Research and development tax credits carryforwards	16,761	11,261
Capitalized research and development expenses	5,135	6,840
Accrued compensation	28,970	24,038
Lease liabilities	8,012	6,112
Other	20,608	12,096
Total deferred tax assets	158,447	147,245
Deferred tax liabilities:
Convertible senior notes	—	(11,224)
Fixed assets	(3,847)	(7,675)
Other	(8,177)	(6,719)
Total deferred tax liabilities	(12,024)	(25,618)
Less valuation allowance	(146,423)	(121,627)
Net deferred tax assets	$—	$—

As of December 31, 2021, the Company had accumulated federal and state NOL carryforwards of approximately $301.2 million, and $291.0 million, respectively, Of the total federal net operating loss carryforwards, approximately $112.1 million were generated after January 1, 2018, and therefore do not expire. NOL generated after January 1, 2018, is subject to 80% limitation in accordance with the Tax Cuts and Jobs Act of 2017. The remaining federal net operating loss carryforwards of $189.1 million will begin to expire in 2026, and state tax loss carryforwards continue to expire in 2022, unless previously utilized. The remaining California NOL carryforwards of $171.8 million will begin expiring in 2028. The Company has no foreign tax loss carryforwards as of December 31, 2021.
The Company also has federal and California research credit carryforwards of approximately $12.9 million and $15.5 million, respectively, as of December 31, 2021. The federal research credit carryforwards will begin expiring in 2038, unless previously utilized. The California research credit will carry forward indefinitely.
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
The following table summarizes the activity related to the Company’s gross unrecognized tax benefits at the beginning and end of the years ended December 31, 2021, 2020 and 2019 (in thousands):

	Year Ended December 31,
	2021	2020	2019
Gross unrecognized tax benefits at the beginning of the year	10,107	$6,580	$8,824
Increases related to current year positions	3,482	2,234	1,076
Increases (decreases) related to prior year positions	—	1,293	(3,320)
Gross unrecognized tax benefits at the end of the year	$13,589	$10,107	$6,580
As of December 31, 2021, the Company had $11.8 million of unrecognized tax benefits that, if recognized and realized would impact the effective tax rate, subject to the valuation allowance.
The Company’s practice is to recognize interest and penalties related to income tax matters in income tax expense. The Company had no accrual for interest and penalties on the Company’s consolidated balance sheets and has not recognized interest and penalties in the consolidated statements of operations for the years ended December 31, 2021 and 2020. The Company does not expect any significant increases or decreases, other than the potential reduction as a result of the Section 382 limitation, to its unrecognized tax benefits within the next 12 months.
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
Disaggregation of Revenue
The Company primarily sells its products through national and regional distributors in the United States on a non-exclusive basis, and through distribution partners outside the United States, including in select European countries, Canada, Australia, New Zealand, Saudi Arabia and South Africa. In the United States and Canada, the Company utilizes a direct sales force. The Company disaggregates its revenue by geography and by major sales channel as management believes these categories best depict how the nature, amount and timing of revenues and cash flows are affected by economic factors.
Revenues by Geographic Region and Customer Sales Channel
During the years ended December 31, 2021, 2020 and 2019, no individual country outside the United States generated revenue that represented more than 10% of total revenue. The table below sets forth revenues for the Company’s two primary geographical markets, based on the geographic location to which its products are shipped (in thousands).

	For the Year Ended December 31,
	2021	2020	2019
United States	$524,907	$415,680	$302,084
International	177,892	83,150	60,221
Total Sales	$702,799	$498,830	$362,305
Sales to distributors accounted for 67%, 70%, and 73% of the Company’s total domestic sales for the years ended December 31, 2021, 2020 and 2019, respectively. Sales to distributors accounted for 95%, 94%, and 92% of the Company’s total international sales for the years ended December 31, 2021, 2020 and 2019, respectively.

12. Commitments and Contingencies
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

In September 2020, the Company was named as a defendant in a lawsuit entitled Buck Walsh, individually and on behalf of others similarly situated v. Tandem Diabetes Care, Inc., which was filed in the Superior Court of the State of California in the County of San Diego. The alleged violations include business and professions code and labor code violations for failure to compensate wages, unpaid meal and rest periods, and failure to reimburse for necessary business-related expenses. The case was brought as a class action and was later amended to also include a representative action under the California Private Attorney General Act, or PAGA. The class of plaintiffs includes hourly paid or non-exempt employees of the Company who were employed from April 6, 2016 through the date of adjudication. The parties recently agreed to resolve all claims in the lawsuit. The settlement of claims covered by the PAGA matter were approved by the Superior Court of the State of California in the County of San Diego on September 21, 2021 and settlement amounts were disbursed in 2021. In October 2021, a settlement of the class action related claims was preliminarily approved by an independent arbitrator mutually acceptable to both parties. The class action is intended to resolve the claims of the individual plaintiff, as well as the remaining members of the class, unless an individual class member submits a timely request for exclusion. The material terms of the settlement are set forth in a binding Memorandum of Agreement dated as of July 1, 2021, which is subject to the completion of a number of conditions, as well as final approval by the independent arbitrator. There is no guarantee that the conditions will be met or that final approval will be obtained. If the final class settlement is not approved, or if other conditions to approval of the settlement are not met, the case will continue and the Company will continue to vigorously defend against the claims.

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
Except as set forth above, as of December 31, 2021 and December 31, 2020, there were no legal proceedings, regulatory matters, or other disputes or claims for which a material loss was considered probable or for which the amount (or range) of loss was reasonably estimable. However, regardless of the merits of the claims raised or the outcome, legal proceedings, regulatory matters, and other disputes and claims may have an adverse impact on the Company because of as a result of defense and settlement costs, diversion of management time and resources, and other factors.
Letters of Credit
The Company leases general office space, laboratory, manufacturing and warehouse facilities, and equipment under noncancelable operating leases for use in our operations (see Note 6, “Leases”). In connection with one of the operating leases, the Company has a $4.9 million unsecured irrevocable standby letter of credit arrangement with a bank, under which the landlord of the building is the beneficiary. The Company is required to maintain the standby letter of credit throughout the term of the lease, which is currently expected to expire in April 2035.
Purchase Obligations
The Company has agreements with suppliers and other parties to purchase inventory, other goods and services and long-lived assets. Product inventory obligations consist primarily of purchase order commitments for raw materials used in the production of insulin pumps and cartridges, and finished goods infusion sets. Cancellation of outstanding purchase orders is generally allowed under the standard terms of our purchase order agreements, but may require payment of costs incurred through the date of cancellation. At December 31, 2021, obligations under our purchase agreements totaled approximately $255 million, of which approximately $251 million is scheduled to be received and become payable within one-year.

13. Fourth Quarter Financial Data (Unaudited)
The financial information for the three months ended December 31, 2021 and 2020 presented in the following table reflects all normal recurring adjustments that are, in the opinion of management, necessary for a fair statement of the results of the interim periods (in thousands, except per share data):

	For the Quarter Ended
	December 31, 2021	December 31, 2020
Sales	$209,996	$168,065
Gross profit	$113,729	$90,556
Operating expenses	$100,991	$71,894
Operating income	$12,738	$18,662
Net income	$10,808	$17,000
Basic net income per share	$0.17	$0.27
Diluted net income per share	$0.16	$0.22
The numerator and denominator of the basic and diluted net income per share computations are calculated as follows for the three months ended December 31, 2021 and 2020:

	For the Quarter Ended
(in thousands)	December 31, 2021	December 31, 2020
Net income	$10,808	$17,000
Less: change in fair value of common stock warrants	32	(2,819)
Net income - diluted	$10,840	$14,181

Weighted average shares outstanding - basic	63,650	62,249
Dilutive common share equivalents:
Options to purchase common stock	1,877	2,984
Unvested restricted stock units	227	133
Warrants to purchase common stock	170	308
Awards to be granted under the ESPP	3	4
Convertible senior notes (if-converted)	—	—
Weighted average shares outstanding - diluted	65,927	65,678

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

As of December 31, 2021, we carried out an evaluation, under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based on this evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective at a reasonable assurance level as of December 31, 2021.

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
As of December 31, 2021, our management assessed the effectiveness of our internal control over financial reporting using the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control-Integrated Framework (2013 Framework) (the COSO criteria). Based on this assessment, our management concluded that, as of December 31, 2021, our internal control over financial reporting was effective.
Ernst & Young LLP, an independent registered public accounting firm, has issued an attestation report on the effectiveness of our internal control over financial reporting as of December 31, 2021 as stated in its report, which is included herein.
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

Report of Independent Registered Public Accounting Firm

To the Stockholders and the Board of Directors of Tandem Diabetes Care, Inc.

Opinion on Internal Control over Financial Reporting

We have audited Tandem Diabetes Care, Inc.’s internal control over financial reporting as of December 31, 2021, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework), (the COSO criteria). In our opinion, Tandem Diabetes Care, Inc. (the Company) maintained, in all material respects, effective internal control over financial reporting as of December 31, 2021, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of December 31, 2021 and 2020, the related consolidated statements of operations and comprehensive income (loss), stockholders‘ equity, and cash flows, for each of the three years in the period ended December 31, 2021, and the related notes and our report dated February 22, 2022 expressed an unqualified opinion thereon.

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
February 22, 2022

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
The information required by this item that is not referenced or set forth above, will be set forth in our definitive Proxy Statement for our 2022 Annual Meeting of Stockholders, or our Proxy Statement, or in an amendment to this Annual Report, to be filed with the SEC not later than 120 days after the end of the fiscal year ended December 31, 2021, and is incorporated herein by reference.
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
Item 14.    Principal Accountant Fees and Services.
The information required by this item will be set forth in our Proxy Statement, or in an amendment to this Annual Report, and is incorporated herein by reference.

PART IV
Item 15.    Exhibits and Financial Statement Schedules.
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

3. Exhibits.

		Incorporated by Reference
Exhibit Number	Exhibit Description	Form	File No.	Date of First Filing	Exhibit Number	Provided Herewith
3.1	Amended and Restated Certificate of Incorporation (as amended through August 17, 2018 and currently in effect).	10-Q	001-36189	1-Nov-18	3.1
3.2	Amended and Restated Bylaws (as amended through February 4, 2021 and currently in effect).	10-K	001-36189	24-Feb-21	3.2
4.1	Description of Capital Stock.	10-K	001-36189	24-Feb-20	4.1
4.2	Form of Common Stock Certificate.	S-1/A	333-191601	1-Nov-13	4.1
4.3	Third Amended and Restated Investors’ Rights Agreement, dated August 30, 2012.	S-1	333-191601	7-Oct-13	4.2
4.4	Form of Warrant to Purchase Stock.	S-1	333-216531	8-Mar-17	4.3
4.5	Form of Preferred Stock Warrant.	S-1	333-191601	7-Oct-13	4.4
4.6	Form of Series A Warrant to Purchase Common Stock.	8-K	001-36189	13-Oct-17	4.1
4.7	Indenture dated May 15, 2020 by and between Tandem Diabetes Care, Inc. and U.S. Bank National Association.	8-K	001-36189	15-May-20	4.1
4.8	Form of Global Note, representing Tandem Diabetes Care, Inc.’s 1.50% Convertible Senior Notes due 2025 (included as Exhibit A to the Indenture filed as Exhibit 4.1).	8-K	001-36189	15-May-20	4.2
10.1*	Tandem Diabetes Care, Inc. 2006 Stock Incentive Plan.	S-1	333-191601	7-Oct-13	10.3
10.2*	Form of Stock Option Agreement under the 2006 Stock Incentive Plan.	S-1	333-191601	7-Oct-13	10.4

10.3*	Form of Restricted Stock Purchase Agreement under the 2006 Stock Incentive Plan.	S-1	333-191601	7-Oct-13	10.5
10.4*	Tandem Diabetes Care, Inc. Amended and Restated 2013 Stock Incentive Plan.	DEF 14A	001-36189	26-Apr-18	Appendix B
10.5*	Tandem Diabetes Care, Inc. Amended and Restated 2013 Stock Incentive Plan.	10-Q	001-36189	30-Jul-2020	10.2
10.6*	Form of Restricted Stock Unit Agreement under the Amended and Restated 2013 Stock Incentive Plan.	10-Q	001-36189	30-Jul-2020	10.1
10.7*	Form of Stock Option Agreement under the Amended and Restated 2013 Stock Incentive Plan.	S-1/A	333-191601	1-Nov-13	10.7
10.8*	Form of Stock Option Agreement under the Amended and Restated 2013 Stock Incentive Plan (Non-Employee Directors).	S-1/A	333-191601	1-Nov-13	10.8
10.9*	Tandem Diabetes Care, Inc. Amended and Restated 2013 Employee Stock Purchase Plan.	DEF 14A	001-36189	26-Apr-18	Appendix C
10.10*	Tandem Diabetes Care, Inc. 2021 Sr. Management Cash Bonus Plan.	10-Q	001-36189	5-May-2021	10.2
10.11*	Employee Offer Letter, dated June 28, 2013, by and between Tandem Diabetes Care, Inc. and David B. Berger.	S-1	333-191601	7-Oct-13	10.12
10.12*	Employee Offer Letter, dated January 29, 2013, by and between Tandem Diabetes Care, Inc. and John F. Sheridan.	S-1	333-191601	7-Oct-13	10.13
10.13*	Employee Offer Letter, dated January 11, 2016, by and between Tandem Diabetes Care, Inc. and Brian B. Hansen.	8-K	001-36189	2-Feb-16	10.1
10.14*	Employment Severance Agreement, dated February 1, 2016, by and between Tandem Diabetes Care, Inc. and Brian B. Hansen.	8-K	001-36189	2-Feb-16	10.2
10.15*	Amended and Restated Employment Severance Agreement, dated November 4, 2013, by and between Tandem Diabetes Care, Inc. and John F. Sheridan.	S-1/A	333-191601	8-Nov-13	10.17
10.16*	Amended and Restated Employment Severance Agreement, dated November 4, 2013, by and between Tandem Diabetes Care, Inc. and David B. Berger.	S-1/A	333-191601	8-Nov-13	10.18
10.17*	Amended and Restated Employment Severance Agreement, dated November 4, 2013, by and between Tandem Diabetes Care, Inc. and Susan M. Morrison.	S-1/A	333-191601	8-Nov-13	10.19
10.18*	Amended and Restated Employment Severance Agreement dated August 2, 2017, by and between Tandem Diabetes Care, Inc. and Leigh Vosseller.	S-1	333-222553	16-Jan-18	10.25
10.19*	Form of Indemnification Agreement.	S-1	333-191601	7-Oct-13	10.11

10.20	Confidential Intellectual Property Agreement, dated July 10, 2012, by and between Tandem Diabetes Care, Inc. and Smiths Medical ASD, Inc.	S-1/A	333-191601	8-Nov-13	10.20
10.21**	Amended and Restated Development and Commercialization Agreement, dated January 4, 2013, by and between Tandem Diabetes Care, Inc. and DexCom, Inc.	10-Q	001-36189	29-Oct-15	10.1
10.22**	Amendment No. 1 to Amended and Restated Development and Commercialization Agreement, dated September 24, 2015, by and between Tandem Diabetes Care, Inc. and DexCom, Inc.	10-Q	001-36189	29-Oct-15	10.2
10.23**	Development Agreement, dated June 4, 2015 by and between Tandem Diabetes Care, Inc. and DexCom, Inc.	10-Q/A	001-36189	9-Nov-18	10.5
10.24†	Development Agreement, dated November 20, 2020, by and between Tandem Diabetes Care, Inc. and DexCom, Inc.	10-K	001-36189	24-Feb-21	10.24
10.25†	Commercialization Agreement, dated November 20, 2020, by and between Tandem Diabetes Care, Inc. and DexCom, Inc.	10-K	001-36189	24-Feb-21	10.25
10.26	Lease Agreement, dated March 7, 2012, as amended through November 5, 2013, by and between Tandem Diabetes Care, Inc. and ARE-11025/11075 Roselle Street, LLC.	S-1/A	333-191601	8-Nov-13	10.1
10.27	Fourth Amendment to Lease, dated December 27, 2017, by and between Tandem Diabetes Care, Inc. and ARE-11025/11075 Roselle Street, LLC	8-K	001-36189	3-Jan-18	10.2
10.28	Lease Agreement, dated November 5, 2013, by and between Tandem Diabetes Care, Inc. and ARE-11025/11075 Roselle Street, LLC.	S-1/A	333-191601	8-Nov-13	10.21
10.29	First Amendment to Lease, dated December 27, 2017, by and between Tandem Diabetes Care, Inc. and ARE-11025/11075 Roselle Street, LLC	8-K	001-36189	3-Jan-18	10.1
10.30	Lease Agreement, dated June 30, 2016, by and between Tandem Diabetes Care, Inc. and ARE-SD REGION NO. 36, LLC.	10-Q	001-36189	28-Jul-16	10.3
10.31	Lease Agreement, dated November 14, 2019, by and between Tandem Diabetes Care, Inc. and Ameri Shore LLC.	10-K	001-36189	24-Feb-20	10.36
10.32	Second Amendment to Lease, dated September 2, 2020 by and between Tandem Diabetes Care, Inc. and ARE-11025/11075 ROSELLE STREET, LLC	10-Q	001-36189	5-Nov-2020	10.1

10.33	Fifth Amendment to Lease dated September 2, 2020 by and between Tandem Diabetes Care, Inc. and ARE-11025/11075 ROSELLE STREET, LLC	10-Q	001-36189	5-Nov-2020	10.2
10.34†	License Agreement, dated July 14, 2016, by and between Tandem Diabetes Care, Inc. and TypeZero Technologies, LLC	10-Q	001-36189	30-Apr-2020	10.1
10.35†	Commercialization Agreement, dated January 14, 2022, by and between Tandem Diabetes Care, Inc. and Unomedical A/S.					X
10.36	Lease Agreement dated May 10, 2021 by and Between Tandem Diabetes Care, Inc. and ONE DEL MAR LLC					X
10.37	Second Amendment to Lease dated March 11, 2021 by and between Tandem Diabetes Care, Inc. and TREA PACIFIC PLAZA, LLC	10-Q	001-36189	5-May-2021	10.2
10.38	Office Lease dated September 15, 2021 by and between Tandem Diabetes Care, Inc. and Kilroy Realty L.P.	10-Q	001-36189	3-Nov-2021	10.1
21.1	Subsidiaries of the Registrant					X
23.1	Consent of Independent Registered Public Accounting Firm.					X
24.1	Power of Attorney (included on the signature page).					X
31.1	Certification of John F. Sheridan, Chief Executive Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					X
31.2	Certification of Leigh A. Vosseller, Chief Financial Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					X
32.1***	Certification of John F. Sheridan, Chief Executive Officer, pursuant to U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					X
32.2***	Certification of Leigh A. Vosseller, Chief Financial Officer, pursuant to U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					X
101.INS	Inline XBRL Instance Document.					X
101.SCH	Inline XBRL Taxonomy Extension Schema Document.					X
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.					X
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.					X
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.					X
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.					X
104	Cover Page Interactive Data File (embedded within the Inline XBRL document).					X

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
Date: February 22, 2022

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

Signature	Title	Date

/s/ JOHN F. SHERIDAN	President, Chief Executive Officer and Director (Principal Executive Officer)	February 21, 2022
John F. Sheridan

/s/ LEIGH A. VOSSELLER	Executive Vice President, Chief Financial Officer and Treasurer (Principal Financial and Accounting Officer)	February 21, 2022
Leigh A. Vosseller

/s/ DICK P. ALLEN	Lead Independent Director	February 21, 2022
Dick P. Allen

/s/ KIM D. BLICKENSTAFF	Chair of the Board	February 21, 2022
Kim D. Blickenstaff

/s/ PEYTON R. HOWELL	Director	February 21, 2022
Peyton R. Howell

/s/ KATHLEEN MCGRODDY-GOETZ	Director	February 21, 2022
Kathleen McGroddy-Goetz

/s/ REBECCA B. ROBERTSON	Director	February 21, 2022
Rebecca B. Robertson

/s/ DOUGLAS A. ROEDER	Director	February 21, 2022
Douglas A. Roeder

/s/ RAJWANT S. SODHI	Director	February 21, 2022
Rajwant S. Sodhi

/s/ CHRISTOPHER J. TWOMEY	Director	February 21, 2022
Christopher J. Twomey