Form 10-Q
period 2022-03-31
TANDEM DIABETES CARE INC
filed 2022-05-04
CIK 1438133

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
____________________________________________________________________________________________
FORM 10-Q
_____________________________________________________________________________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended March 31, 2022
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.   ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No   ☒
As of April 29, 2022, there were 63,962,732 shares of the registrant’s Common Stock outstanding.

1

PART I. FINANCIAL INFORMATION
Item 1.      Financial Statements

TANDEM DIABETES CARE, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except par value)

	March 31,	December 31,
	2022	2021
Assets	(Unaudited)	(Note 1)
Current assets:
Cash and cash equivalents	$93,681	$71,181
Short-term investments	541,710	552,630
Accounts receivable, net	94,133	110,725
Inventories	79,987	68,551
Prepaid and other current assets	8,953	8,433
Total current assets	818,464	811,520
Property and equipment, net	49,987	50,386
Operating lease right-of-use assets	131,058	27,503
Other long-term assets	15,768	15,728
Total assets	$1,015,277	$905,137
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$45,341	$28,032
Accrued expenses	6,362	9,419
Employee-related liabilities	38,258	51,556
Operating lease liabilities	8,080	9,279
Deferred revenue	10,881	10,182
Other current liabilities	22,893	23,388
Total current liabilities	131,815	131,856
Convertible senior notes, net - long-term	281,905	281,467
Operating lease liabilities - long-term	129,195	23,922
Deferred revenue - long-term	17,531	16,940
Other long-term liabilities	17,449	17,840
Total liabilities	577,895	472,025
Commitments and contingencies (Note 12)	—	—
Stockholders’ equity:
Common stock, $0.001 par value; 200,000 shares authorized, 63,941 and 63,833 shares issued and outstanding at March 31, 2022 and December 31, 2021, respectively.	64	64
Additional paid-in capital	1,089,689	1,068,259
Accumulated other comprehensive loss	(3,061)	(616)
Accumulated deficit	(649,310)	(634,595)
Total stockholders’ equity	437,382	433,112
Total liabilities and stockholders’ equity	$1,015,277	$905,137
See accompanying notes to unaudited condensed consolidated financial statements.

TANDEM DIABETES CARE, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
(Unaudited)
(In thousands, except per share data)

	Three Months Ended March 31,
	2022	2021
Sales	$175,907	$141,037
Cost of sales	84,814	67,750
Gross profit	91,093	73,287
Operating expenses:
Selling, general and administrative	73,271	58,563
Research and development	33,160	17,961
Total operating expenses	106,431	76,524
Operating loss	(15,338)	(3,237)
Other income (expense), net:
Interest income and other, net	381	272
Interest expense	(1,516)	(1,506)
Change in fair value of common stock warrants	34	(690)
Total other expense, net	(1,101)	(1,924)
Loss before income taxes	(16,439)	(5,161)
Income tax benefit	(1,724)	(117)
Net loss	$(14,715)	$(5,044)
Other comprehensive loss:
Unrealized loss on short-term investments	$(2,517)	$(38)
Foreign currency translation gain (loss)	72	(76)
Comprehensive loss	$(17,160)	$(5,158)

Net loss per share, basic and diluted	$(0.23)	$(0.08)
Weighted average shares used to compute basic and diluted net loss per share	63,880	62,448
See accompanying notes to unaudited condensed consolidated financial statements.

TANDEM DIABETES CARE, INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(Unaudited)
(In thousands)

Three Months Ended March 31, 2022

	Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Total Stockholders’ Equity
	Shares	Amount
Balance at December 31, 2021	63,833	$64	$1,068,259	$(616)	$(634,595)	$433,112
Exercise of stock options	101	—	3,782	—	—	3,782
Vesting of restricted stock units, net of shares withheld for taxes	5	—	(299)	—	—	(299)
Exercise of common stock warrants	2	—	16	—	—	16
Stock-based compensation expense	—	—	17,931	—	—	17,931
Unrealized loss on short-term investments	—	—	—	(2,517)	—	(2,517)
Foreign currency translation adjustments	—	—	—	72	—	72
Net loss	—	—	—	—	(14,715)	(14,715)
Balance at March 31, 2022	63,941	$64	$1,089,689	$(3,061)	$(649,310)	$437,382

Three Months Ended March 31, 2021

	Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Total Stockholders’ Equity
	Shares	Amount
Balance at December 31, 2020	62,335	$62	$1,025,233	$220	$(659,210)	$366,305
Effect of change in accounting for convertible senior notes (1)	—	—	(85,803)	—	9,049	(76,754)
Exercise of stock options	111	1	3,135	—	—	3,136
Exercise of common stock warrants	125	—	437	—	—	437
Fair value of common stock warrants at time of exercise	—	—	12,434	—	—	12,434
Stock-based compensation expense	—	—	13,014	—	—	13,014
Unrealized loss on short-term investments	—	—	—	(38)	—	(38)
Foreign currency translation adjustments	—	—	—	(76)	—	(76)
Net loss	—	—	—	—	(5,044)	(5,044)
Balance at March 31, 2021	62,571	$63	$968,450	$106	$(655,205)	$313,414
(1) The Company adopted ASU No. 2020-06, Accounting for Convertible Instruments and Contracts in an Entity’s Own Equity effective January 1, 2021 (see Note 2, “Summary of Significant Accounting Policies”).
See accompanying notes to unaudited condensed consolidated financial statements.

TANDEM DIABETES CARE, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(In thousands)

	Three Months Ended March 31,
	2022	2021
Operating Activities
Net loss	$(14,715)	$(5,044)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization expense	3,628	3,485
Amortization of debt issuance costs	438	428
Provision for expected credit losses	846	143
Provision for inventory obsolescence	346	64
Change in fair value of common stock warrants	(34)	690
Amortization of premium on short-term investments	562	209
Stock-based compensation expense	18,110	12,947
Other	468	(73)
Changes in operating assets and liabilities:
Accounts receivable, net	15,729	8,389
Inventories	(11,963)	(3,084)
Prepaid and other current assets	741	(1,412)
Other long-term assets	(582)	(17)
Accounts payable & accrued expenses	13,732	10,815
Employee-related liabilities	(13,299)	(1,448)
Deferred revenue	1,290	1,871
Operating leases and other current liabilities	(1,106)	1,094
Other long-term liabilities	(391)	(372)
Net cash provided by operating activities	13,800	28,685
Investing Activities
Purchases of short-term investments	(110,719)	(154,300)
Proceeds from maturities of short-term investments	111,559	140,200
Proceeds from sales of short-term investments	7,000	11,530
Purchases of property and equipment	(2,643)	(3,524)
Net cash provided by (used in) investing activities	5,197	(6,094)
Financing Activities
Proceeds from issuance of common stock under Company stock plans, net	3,484	3,135
Proceeds from exercise of common stock warrants	16	438
Net cash provided by financing activities	3,500	3,573
Effect of foreign exchange rate changes on cash	3	14
Net increase in cash and cash equivalents	22,500	26,178
Cash and cash equivalents at beginning of period	71,181	94,613
Cash and cash equivalents at end of period	$93,681	$120,791
Supplemental disclosures of cash flow information
Income taxes paid	$170	$197
Supplemental schedule of non-cash investing and financing activities
Right-of-use assets obtained in exchange for operating lease obligations	$107,478	$15,087
Purchase of property and equipment included in accounts payable	$1,553	$924
Intangible costs in accounts payable and other long-term liabilities	$1,029	$2,244
See accompanying notes to unaudited condensed consolidated financial statements.

TANDEM DIABETES CARE, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
1. Organization and Basis of Presentation
The Company
Tandem Diabetes Care, Inc. is a medical device company focused on the design, development and commercialization of technology solutions for people living with diabetes. Tandem Diabetes Care, Inc. is incorporated in the state of Delaware. Unless the context requires otherwise, the terms the “Company” or “Tandem” refer to Tandem Diabetes Care, Inc., together with its wholly-owned subsidiaries in the U.S., Canada and the Netherlands.
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
Interim financial results are not necessarily indicative of results anticipated for the full year or any other period(s). These unaudited condensed consolidated financial statements should be read in conjunction with the Company’s audited consolidated financial statements and accompanying notes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2021 (Annual Report), from which the balance sheet information herein was derived. The condensed consolidated financial statements include the accounts of Tandem Diabetes Care, Inc. and its wholly-owned subsidiaries. All significant intercompany balances and transactions have been eliminated in consolidation.
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
Reclassifications
Starting with the first quarter of 2022, the Company included the liability related to common stock warrants (see Note 5, “Fair Value Measurements”) as a component of other current liabilities on the Company’s condensed consolidated balance sheet. In addition, deferred revenue long-term, which was previously reported as a component of other long-term liabilities, is now separately reported on the condensed consolidated balance sheet. The corresponding balances at December 31, 2021, have been reclassified to conform to the current year presentation.

2. Summary of Significant Accounting Policies
There have been no material changes to the Company’s significant accounting policies during the three months ended March 31, 2022, as compared to those disclosed in the Company’s 2021 Annual Report.
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
Fair Value of Financial Instruments
The carrying amounts of cash and cash equivalents, accounts receivable, accounts payable, accrued expenses, and employee-related liabilities are reasonable estimates of their fair values because of the short-term nature of these assets and liabilities. Short-term investments are carried at fair value. The carrying value and estimated fair value of certain of the Company’s common stock warrants was determined using the Black-Scholes pricing model as of March 31, 2022 and December 31, 2021 (see Note 5, “Fair Value Measurements”).
The Company’s convertible senior notes are carried at amortized cost on the condensed consolidated balance sheets (see Note 7, “Debt”). The Company determined the fair value of its convertible senior notes to be $363.3 million and $430.0 million at March 31, 2022 and December 31, 2021, respectively, based on Level 2 quoted market prices as of those dates.
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
Cost Basis Equity Investment

The Company made an $8.1 million equity investment in a private company in 2021, which represented less than 5% of the outstanding equity of that company. The investment is recorded using the cost minus impairment adjusted for changes in observable prices and is included as a component of other long-term assets on the consolidated balance sheets. The Company monitors this investment to evaluate whether any increase or decline in its value has occurred, based on the implied value of recent company financings, public market prices of comparable companies and general market conditions.

Intangible Assets Subject to Amortization
Finite-lived intangible assets are recorded at cost, net of accumulated amortization and, if applicable, impairment charges. Amortization of finite-lived intangible assets is recognized over their estimated useful lives on a straight-line basis. The Company reviews its finite-lived intangible assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. The Company did not recognize any impairment losses during the three months ended March 31, 2022 and 2021.
In 2020, the Company acquired Sugarmate, Inc. (Sugarmate), the developer of a mobile app designed to help people visualize diabetes therapy data in innovative ways. The Sugarmate acquisition was accounted for as an acquisition of assets. Substantially all of the fair value was concentrated in a single identifiable asset, a technology-based intangible asset. The purchased intangible asset is amortized on a straight-line basis over an estimated useful life of five years.
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
Warranty Reserve
The Company generally provides a four-year warranty on its insulin pumps to end user customers and may replace any pumps that do not function as intended in accordance with the product specifications within the warranty period. Additionally, the Company offers a six-month warranty on disposable insulin cartridges and infusion sets. Estimated warranty costs are recorded at the time of shipment, and the Company reevaluates the estimate of the warranty reserve obligation at each reporting period. Warranty costs are estimated primarily based on the current expected product replacement cost and expected replacement rates utilizing historical experience. Insulin pumps returned to the Company may be refurbished and redeployed. Experience has shown that initial data for any given pump version may be insufficient; therefore, the Company’s process relies on long-term historical averages until sufficient data are available. As actual experience becomes available, the Company uses the data to update the historical averages. The Company may make further adjustments to the warranty reserve when deemed appropriate, giving additional consideration to the length of time each pump version has been in the field and revised future expectations of performance based on new features and capabilities that may become available through Tandem Device Updater.

The following table provides a reconciliation of the changes in product warranty liabilities for the three months ended March 31, 2022 and 2021 (in thousands):

	Three Months Ended March 31,
	2022	2021
Balance at beginning of the period	$30,401	$22,075
Provision for warranties issued during the period	7,201	5,896
Settlements made during the period	(6,021)	(4,256)
Decrease in warranty estimates	(1,137)	(546)
Balance at end of the period	$30,444	$23,169
As of March 31, 2022 and December 31, 2021, total product warranty reserves were included in the following consolidated balance sheet accounts (in thousands):

	March 31, 2022	December 31, 2021
Other current liabilities	$13,509	$13,076
Other long-term liabilities	16,935	17,325
Total warranty reserve	$30,444	$30,401

Stock-Based Compensation
Stock-based compensation cost is measured at the grant date based on the estimated fair value of the award, and the portion that is ultimately expected to vest is recognized as compensation expense over the requisite service period on a straight-line basis. The Company estimates the fair value of stock options issued under the Company’s Amended and Restated 2013 Stock Incentive Plan (2013 Plan) and the fair value of the employees’ purchase rights under the Company’s 2013 Employee Stock Purchase Plan (ESPP) using the Black-Scholes option-pricing model on the date of grant. The Black-Scholes option-pricing model requires the use of assumptions about a number of variables, including stock price volatility, expected term, dividend yield and risk-free interest rate (see Note 8, “Stockholders’ Equity”). The fair value of restricted stock unit (RSU) awards issued under the Company’s 2013 Plan that vest solely based on service is estimated based on the fair market value of the underlying stock on the date of grant. The fair value of RSU awards issued under the 2013 Plan that vest based upon the Company’s actual performance relative to predefined performance metrics is estimated based on the fair market value of the underlying stock on the date of grant and the probability that the specified performance criteria will be met, subject to the awardee’s continuing service through the measurement date. At each reporting period, the Company reassesses the probability of the achievement of such performance metrics. Any expense change resulting from an adjustment in the estimated shares to be released is recorded in the period of adjustment.
Net Loss Per Share
Basic net loss per share is calculated by dividing the net loss by the weighted average number of common shares outstanding for the period, without consideration for common stock equivalents. Diluted net loss per share reflects the potential dilution that would occur if securities exercisable for or convertible into common stock were exercised for or converted into common stock. Dilutive common share equivalents are comprised of stock options and unvested RSUs outstanding under the Company’s stock plans, potential awards to be granted pursuant to the ESPP, and common stock warrants, each calculated using the treasury stock method; and shares issuable upon conversion of the convertible senior notes calculated using the if-converted method. For common stock warrants that are recorded as a liability in the accompanying condensed consolidated balance sheets, the calculation of diluted loss per share requires that, to the extent the average market price of the underlying shares for the reporting period exceeds the exercise price of the warrants and the presumed exercise of the warrants is dilutive to loss per share for the period, an adjustment is made to net loss used in the calculation to remove the change in fair value of the warrants from the numerator for the period. Likewise, an adjustment to the denominator is required to reflect the related dilutive shares, if any, under the treasury stock method.
For the three months ended March 31, 2022 and 2021, there was no difference in the weighted average number of shares used to calculate basic and diluted net loss per share due to the Company’s net loss position.

Potentially dilutive securities outstanding and not included in the calculation of diluted net loss per share (because inclusion would be anti-dilutive) are as follows (in thousands, in common stock equivalent shares):

	Three Months Ended March 31,
	2022	2021
Options to purchase common stock	4,424	5,068
Unvested restricted stock units	630	133
Warrants to purchase common stock	211	379
Awards granted under the ESPP	78	78
Convertible senior notes (if-converted)	2,554	2,554
	7,897	8,212
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
3. Short-Term Investments
The Company invests in marketable securities primarily consisting of debt instruments of the U.S. Government, U.S. Government-sponsored enterprises, and financial institutions and corporations with strong credit ratings. The following represents a summary of the estimated fair value of short-term investments at March 31, 2022 and December 31, 2021 (in thousands):

At March 31, 2022	Amortized Cost	Gross Unrealized Gain	Gross Unrealized Loss	Estimated Fair Value
Available-for-sale securities:
U.S. Treasury securities	$296,072	$1	$(2,388)	$293,685
Commercial paper	156,913	—	(202)	156,711
Corporate debt securities	51,649	6	(196)	51,459
U.S. Government-sponsored enterprises	37,217	—	(362)	36,855
Supranational bonds	3,000	—	—	3,000
Total	$544,851	$7	$(3,148)	$541,710

At December 31, 2021	Amortized Cost	Gross Unrealized Gain	Gross Unrealized Loss	Estimated Fair Value
Available-for-sale securities:
U.S. Treasury securities	$222,206	$—	$(482)	$221,724
Commercial paper	218,391	14	(24)	218,381
Corporate debt securities	58,881	—	(45)	58,836
U.S. Government-sponsored enterprises	50,773	1	(88)	50,686
Supranational bonds	3,003	—	—	3,003
Total	$553,254	$15	$(639)	$552,630

The contractual maturities of available-for-sale debt securities as of March 31, 2022, were as follows (in thousands):

	Years to Maturity
At March 31, 2022	Within One Year	One to Two Years	Estimated Fair Value
U.S. Treasury securities	$223,643	$70,042	$293,685
Commercial paper	156,711	—	156,711
Corporate debt securities	43,906	7,553	51,459
U.S. Government-sponsored enterprises	23,612	13,243	36,855
Supranational bonds	3,000	—	3,000
Total	$450,872	$90,838	$541,710

The Company has classified all marketable securities, regardless of maturity, as short-term investments based upon the Company’s ability and intent to use any of those marketable securities to satisfy the Company’s liquidity requirements.

The Company reviews the portfolio of available-for-sale debt securities quarterly to determine if any investment is impaired due to changes in credit risk or other potential valuation concerns. Unrealized losses on available-for-sale debt securities at March 31, 2022 were primarily due to the recent increase in market interest rates. The Company does not intend to sell the available-for-sale debt securities that are in an unrealized loss position, and it is not more likely than not that the Company will be required to sell these debt securities before recovery of their amortized cost bases, which may be at maturity. Based on the credit quality of the available-for-sale debt securities in an unrealized loss position, and the Company’s estimates of future cash flows to be collected from those securities, the Company believes the unrealized losses are not credit losses. Accordingly, the Company did not recognize any impairment losses related to its available-for-sale debt securities at March 31, 2022.
4. Composition of Certain Financial Statement Items
Accounts Receivable
Accounts receivable, net consisted of the following at (in thousands):

	March 31, 2022	December 31, 2021
Accounts receivable	$98,477	$114,974
Less: allowance for credit losses	(4,344)	(4,249)
Accounts receivable, net	$94,133	$110,725

Allowance for Credit Losses
The following table provides a reconciliation of the changes in the allowance for estimated accounts receivable credit losses for the three months ended March 31, 2022 and 2021 (in thousands):

	Three Months Ended March 31,
	2022	2021
Balance at beginning of the period	$4,249	$3,857
Provision for expected credit losses	846	143
Write-offs and adjustments, net of recoveries	(751)	(441)
Balance at end of the period	$4,344	$3,559

Inventories
Inventories consisted of the following at (in thousands):

	March 31, 2022	December 31, 2021
Raw materials	$28,223	$26,911
Work-in-process	18,520	16,612
Finished goods	33,244	25,028
Total inventories	$79,987	$68,551

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
The following table presents information about the Company’s financial assets and liabilities measured at fair value on a recurring basis as of March 31, 2022 and December 31, 2021, and indicates the fair value hierarchy of the valuation techniques utilized by the Company to determine such fair value (in thousands):

	Fair Value Measurements at March 31, 2022
	Total	Level 1	Level 2	Level 3
Assets
Cash equivalents(1)	$44,905	$44,905	$—	$—
U.S. Treasury securities	293,685	293,685	—	—
Commercial paper	156,711	—	156,711	—
Corporate debt securities	51,459	—	51,459	—
U.S. Government-sponsored enterprises	36,855	—	36,855	—
Supranational bonds	3,000	—	3,000	—
Total assets	$586,615	$338,590	$248,025	$—
Liabilities
Common stock warrants(2)	$113	$—	$—	$113
Total liabilities	$113	$—	$—	$113

	Fair Value Measurements at December 31, 2021
	Total	Level 1	Level 2	Level 3
Assets
Cash equivalents(1)	$48,286	$48,286	$—	$—
U.S. Treasury securities	221,724	221,724	—	—
Commercial paper	218,381	—	218,381	—
Corporate debt securities	58,836	—	58,836	—
U.S. Government-sponsored enterprises	50,686	—	50,686	—
Supranational bonds	3,003	—	3,003	—
Total assets	$600,916	$270,010	$330,906	$—
Liabilities
Common stock warrants(2)	$147	$—	$—	$147
Total liabilities	$147	$—	$—	$147
(1)Generally, cash equivalents include money market funds and investments with a maturity of three months or less from the date of purchase.
(2)Included in other current liabilities on the Company’s condensed consolidated balance sheets.
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
The Company's Level 3 liabilities at March 31, 2022 and December 31, 2021 included the remaining Series A warrants issued by the Company in connection with the public offering of common stock in October 2017. The Series A warrants, which expire in October 2022, provide holders the right to purchase shares of the Company’s common stock at an exercise price of $3.50 per share. As of March 31, 2022 and December 31, 2021, there were Series A warrants outstanding to purchase 1,000 shares of the Company’s common stock (see Note 8, “Stockholders’ Equity”).

The Company reassesses the fair value of the outstanding Series A warrants at each reporting date utilizing a Black-Scholes pricing model. Variables used in the pricing model include the closing market price of the Company’s common stock at the balance sheet date, as well as estimated stock price volatility, dividend yield, remaining warrant term and risk-free interest rate. A significant increase (decrease) in any of these inputs in isolation, particularly the market price of the Company’s common stock, would have resulted in a significantly higher (lower) fair value measurement. The assumptions used to estimate the fair values of the outstanding Series A warrants at March 31, 2022 and December 31, 2021 are presented below:

	Series A Warrants
	March 31, 2022	December 31, 2021
Risk-free interest rate	1.1%	0.3%
Expected dividend yield	0.0%	0.0%
Expected volatility	44.4%	39.1%
Expected term (in years)	0.6	0.8
The following table presents a summary of changes in the fair value of the Company’s Level 3 financial liabilities for the three months ended March 31, 2022 and 2021 (in thousands):

	Three Months Ended March 31,
	2022	2021
Balance at beginning of period	$147	$14,261
(Gain) loss recognized from the change in fair value of common stock warrants	(34)	690
Common stock warrants exercised during the period	—	(12,434)
Balance at end of period	$113	$2,517
6. Leases
The Company's leases consist of operating leases for general office space, research and development, manufacturing and warehouse facilities, and equipment. These noncancellable operating leases have initial lease terms from two years to thirteen years. Leases with an initial term of 12 months or less (Short-term Lease) are expensed as incurred and are not recorded as right-of-use assets on the Company’s condensed consolidated balance sheets. The Company is required to recognize operating lease right-of-use assets and liabilities, and begin recording lease expense when the Company takes possession of the leased property (the Commencement Date). The Company recognizes lease expense for these leases on a straight-line basis over the lease term. Because the Company’s leases do not provide an implicit interest rate, the Company uses its incremental borrowing rate based on the information available at the lease Commencement Date to determine the operating lease right-of-use assets and liabilities based on the present value of future lease payments over the lease term. The Company used the incremental borrowing rate on January 1, 2019 for operating leases that commenced prior to that date.
Certain leases include an option to renew, with renewal terms that can extend the lease term for additional periods. The exercise of lease renewal options is at the Company’s sole discretion. For renewal options that are reasonably certain at the lease Commencement Date of being exercised, the Company includes the renewal option period in the lease term.
Vista Sorrento Lease
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

Tech Center Lease
In September 2021, the Company entered into a lease agreement for 181,949 square feet of additional general administrative, laboratory, and research and development office space (the Premises) located on High Bluff Drive in San Diego, California (Tech Center Lease). Possession of the Premises is expected to be tendered to the Company by the landlord in two phases, with Phase I consisting of 143,850 rentable square feet, and Phase II consisting of 38,099 rentable square feet. The Company intends to use Phase I of the Tech Center Lease for operations currently occupying 77,458 square feet of leased space, located on Roselle Street in San Diego, California, that is scheduled to expire in May 2023.
The initial lease term Phase I Commencement Date occurred in March 2022 when the Company was tendered possession of the Phase I portion of the Premises, and rent payments commence in September 2022 (the Phase I Rent Commencement Date). The Phase II Commencement Date is expected to occur upon the earlier of (i) the date upon which the Company first commences business in the Phase II portion of the Premises, and (ii) May 1, 2025 (the Phase II Rent Commencement Date). The Tech Center Lease term expires in April 2035. The Company has two options to extend the term of the lease, with each option providing for an additional period of five years. The Tech Center Lease term was determined assuming the renewal options would not be exercised.
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
The initial base rent for the Tech Center Lease is approximately $906,000 per month beginning on the Phase I Rent Commencement Date, and the base rent increases by approximately $255,000 per month on the Phase II Rent Commencement Date. The monthly base rent will increase by 3.0% on each annual anniversary of the respective Rent Commencement Date. In addition to the monthly base rent, the Company is required to pay its proportionate share of certain ongoing operating expenses throughout the duration of the lease. No base rent, other than the proportionate share of operating expenses, will be due for the Phase I portion of the Premises for months two through nine following the Phase I Rent Commencement Date, and for the Phase II portion of the Premises for months two through five following the Phase II Rent Commencement Date. The Company recognized right-of-use leased assets and corresponding operating lease liabilities of $107.5 million on the consolidated balance sheet on the Phase I Commencement Date in the first quarter of 2022.
Supplemental Lease Disclosure Information
The Company’s lease costs recorded in the condensed consolidated statements of operations were as follows (in thousands):

	Three Months Ended March 31,
	2022	2021
Operating lease cost	$3,018	$2,006
Short-term lease cost	34	22
Total lease cost	$3,052	$2,028

Maturities of operating lease liabilities at March 31, 2022 were as follows (in thousands):

Years Ending December 31,
2022 (remaining)	$6,387
2023	12,805
2024	17,057
2025	17,475
2026	17,528
Thereafter	120,235
Total undiscounted lease payments	191,487
Less: amount representing interest	(54,212)
Present value of operating lease liabilities	137,275
Less: current portion of operating lease liabilities	(8,080)
Operating lease liabilities - long-term	$129,195
The weighted-average remaining lease term and weighted-average discount rate for operating leases were as follows:

	March 31, 2022	December 31, 2021
Weighted-average remaining lease term (in years)	11.2	5.0
Weighted-average discount rate used to determine operating lease liabilities	5.4%	5.6%

Cash paid for amounts included in the measurement of lease liabilities, representing operating cash flows from operating leases, was $3.4 million and $2.3 million for the three months ended March 31, 2022 and 2021, respectively.
Leases For Which Accounting Has Not Yet Commenced
As of March 31, 2022, the Commencement Date for the High Bluff Lease described below, and Phase II of the Tech Center Lease, had not yet occurred. Accordingly, the condensed consolidated balance sheet at March 31, 2022 does not include operating lease right-of-use assets and operating lease liabilities, and the condensed consolidated statement of operations for the three months ended March 31, 2022 does not include any lease costs, related to the High Bluff Lease and Phase II of the Tech Center Lease. In addition, the above disclosures of the Company’s lease costs, maturities of operating lease liabilities, and the weighted-average remaining lease term and weighted-average discount rate, do not include any amounts related to the High Bluff Lease and Phase II of the Tech Center Lease.
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
Tech Center Lease - Phase II
The Company currently estimates that Phase II Commencement Date will occur in the first quarter of 2025, at which time the Phase II operating lease right-of-use assets and liabilities will be recorded. Future minimum payments for monthly base rent due under Phase II of the Tech Center Lease, are currently estimated to total $34.7 million from 2025 through 2035, subject to a number of factors, including the actual Commencement Date of Phase II. Because the incremental borrowing rate will not be available until the Phase II Commencement Date, we are not yet able to determine the Phase II operating lease right-of-use assets and liabilities.

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

The net carrying amount of the Notes on the condensed consolidated balance sheets consisted of the following (in thousands):

	March 31, 2022	December 31, 2021
Principal amount	$287,500	$287,500
Unamortized debt issuance costs	(5,595)	(6,033)
Net carrying amount	$281,905	$281,467

As of March 31, 2022, the unamortized debt issuance costs of $5.6 million associated with the Notes will be amortized to interest expense, at an effective interest rate of 2.2% over the remaining period of approximately three years.

The following table details interest expense recognized related to the Notes for the three months ended March 31, 2022 and 2021 (in thousands):

	Three Months Ended
	March 31, 2022	March 31, 2021
Contractual interest expense	$1,078	$1,078
Amortization of debt issuance costs	438	428
Total interest expense	$1,516	$1,506

The Notes will have a dilutive effect to the extent the average market price per share of common stock for a given reporting period exceeds the conversion price of $112.57. As of March 31, 2022, the if-converted value of the Notes exceeded the principal amount by $9.5 million. As of December 31, 2021, the if-converted value of the Notes exceeded the principal amount by $96.9 million.

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

8. Stockholders’ Equity
Shares Reserved for Future Issuance
The following shares of the Company's common stock were reserved for future issuance at March 31, 2022 (in thousands):

Shares reserved for issuance upon conversion of Convertible Senior Notes	2,554
Shares underlying outstanding warrants	211
Shares underlying outstanding stock options	4,671
Shares underlying unvested restricted stock units	772
Shares authorized for issuance pursuant to awards granted under the ESPP	1,216
Shares authorized for future equity award grants	1,258
Total	10,682
Common Stock Warrants

Warrants outstanding to purchase shares of the Company's common stock as of March 31, 2022 were as follows:

Issue Date	Exercise Price Per Share	Warrants Outstanding	Expiration Date of Warrants Outstanding
October 2017	$3.50	1,000	October 2022
March 2017	$23.50	193,788	March 2027
August 2011 - August 2012	$73.73	16,212	May 2022 - August 2022
		211,000
Each warrant allows the holder to purchase one share of the Company's common stock at the exercise price per share of the respective warrant. The Company issued 1,835 and 125,000 shares of its common stock upon the exercise of warrants during the three months ended March 31, 2022 and 2021, respectively.
Stock Plans
The Company’s Amended and Restated 2013 Stock Incentive Plan (2013 Plan) was originally approved by the Company’s board of directors in October 2013. Under the 2013 Plan, the Company may grant stock options, stock appreciation rights, restricted stock and restricted stock units to individuals who are then employees, officers, directors or consultants of the Company.
The ESPP enables eligible employees to purchase shares of the Company’s common stock using their after-tax payroll deductions, subject to certain conditions. Generally, offerings under the ESPP consist of a two-year offering period with four six-month purchase periods which begin in May and November of each year. There were no shares of common stock purchased under the ESPP during the three months ended March 31, 2022 and 2021.
Stock-Based Compensation
Common Stock Options
Common stock options have an exercise price equal to the closing price of the Company's common stock on the applicable award date, and have a maximum term of ten years. Stock options granted generally vest over a four year period as to 25% of the underlying shares on the first anniversary of the award, with the balance of the options vesting monthly over the following three years.

The Company estimates the fair value of stock options using the Black-Scholes option-pricing model on the grant date. The number of common stock options granted and the respective assumptions used in the Black-Scholes option-pricing model were as follows:

	Three Months Ended March 31,
	2022	2021
Stock options granted	—	115,400
Weighted average grant date fair value (per share)	N/A	$60.98
Risk-free interest rate	N/A	0.9%
Expected dividend yield	N/A	0.0%
Expected volatility	N/A	75.6%
Expected term (in years)	N/A	6.1
Restricted Stock Units
Restricted stock units (RSUs) have a grant price equal to the closing price of the Company’s common stock on the award date. RSUs granted prior to March 2022, generally vest over a four year period based only on service as to 25% of the underlying shares on the first anniversary of the award, with the balance of the RSUs vesting quarterly over the following three years. RSUs granted in March 2022 vest over a three year period based only on service as to 33% of the underlying shares on the first anniversary of the award, with the balance of the RSUs vesting quarterly over the following two years.
The number of RSUs granted and the respective weighted average grant date fair value were as follows:

	Three Months Ended March 31,
	2022	2021
RSUs granted	187,076	3,208
Weighted average grant date fair value (per share)	$109.97	$93.49

The following table summarizes the allocation of stock-based compensation expense included in the consolidated statements of operations for all stock-based compensation arrangements (in thousands):

	Three Months Ended March 31,
	2022	2021
Cost of sales	$1,846	$1,476
Selling, general & administrative	11,854	9,409
Research and development	4,410	2,062
Total stock-based compensation expense	$18,110	$12,947
The total stock-based compensation capitalized as part of the cost of the Company’s inventories was $0.8 million and $1.0 million at March 31, 2022 and December 31, 2021, respectively.

9. Employee Benefits
Employee 401(k) Plan
The Company has a defined contribution 401(k) plan for employees in the United States who are at least 18 years of age. Employees are eligible to participate in the plan beginning on the first day of the calendar month following their date of hire. Unless they affirmatively elect otherwise, employees are automatically enrolled in the plan following 30 days from date of rehire or entry date. Under the terms of the plan, employees may make voluntary contributions as a percent of compensation, and the Company may elect to match a discretionary percentage of employee contributions. The Company did not provide a matching contribution prior to 2022, but began making a discretionary match in the first quarter of 2022.

10. Income Taxes
For the three months ended March 31, 2022, the Company recognized an income tax benefit of $1.7 million on a pre-tax loss of $16.4 million, compared to an income tax benefit of $0.1 million on a pre-tax loss of $5.2 million for the three months ended March 31, 2021. The income tax benefit for the three months ended March 31, 2022 and 2021, was primarily attributable to the Company’s pre-tax loss position, offset by state and foreign income tax expense as a result of current taxable income in certain jurisdictions.
The Company calculated the provision (benefit) for income taxes for the three months ended March 31, 2022 and 2021, by applying an estimate of the annual effective tax rate for the full year to ordinary income (loss) adjusted by the tax impact of discrete items.
The Company continues to maintain a full valuation allowance against its net deferred tax assets as of March 31, 2022, based on the current assessment that it is not more likely than not these future benefits will be realized before expiration.

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
Revenues by Geographic Region and Customer Sales Channel
During the three months ended March 31, 2022 and 2021, no individual country outside the United States generated revenue that represented more than 10% of total revenue. The table below sets forth revenues for the Company’s two primary geographical markets, based on the geographic location to which its products are shipped (in thousands).

	Three Months Ended March 31,
	2022	2021
United States	$131,283	$103,339
Outside the United States	44,624	37,698
Total Sales	$175,907	$141,037
Sales to distributors accounted for 65% and 68% of the Company’s total United States sales for the three months ended March 31, 2022 and 2021, respectively. Sales to distributors accounted for 96% and 96% of the Company’s total sales outside the United States for the three months ended March 31, 2022 and 2021, respectively.

12. Commitments and Contingencies
Legal and Regulatory Matters

In May 2020, the Company was named as a defendant in three California state court class action lawsuits arising from the same data breach. Collectively, these lawsuits seek statutory, compensatory, actual, and punitive damages; equitable relief, including restitution; pre- and post-judgment interest; injunctive relief; and attorney fees, costs, and expenses from the Company. On July 24, 2020, these three pending lawsuits were consolidated into a single case in the Superior Court of the State of California in the County of San Bernardino entitled Joseph Deluna et al v. Tandem Diabetes Care, Inc. The consolidated case alleges violations of the Confidentiality of Medical Information Act (CMIA), California Consumer Privacy Act (CCPA), California’s Unfair Competition Law (UCL), and breach of contract. The Company filed a demurrer seeking dismissal of all claims, which was heard by the Court on October 27, 2020, and which resulted in the following outcome: (i) the demurrer to the CMIA claim was denied; (ii) the demurrer to the CCPA claim was sustained; and (iii) the demurrer to the UCL and contract claims were sustained with leave to amend the pending complaint. A second demurrer was heard by the Court on March 29, 2021 with the following outcome: (i) the demurrer to the CMIA claim was denied; and (ii) the demurrer to the UCL and contract claims was sustained without leave to amend as to three of the named plaintiffs. The plaintiffs filed a motion for class certification on January 7, 2021 to which the Company filed its opposition on April 11, 2022. The Company filed a motion for summary adjudication on the CMIA claim on April 7, 2021, which is still pending. Although the Company continues to vigorously defend against these claims, there is no guarantee that the Company will prevail. The Company presently is unable to determine the ultimate outcome of these lawsuits or determine the amount (or range) of possible losses associated with the lawsuits.
In September 2020, the Company was named as a defendant in a lawsuit entitled Buck Walsh, individually and on behalf of others similarly situated v. Tandem Diabetes Care, Inc., which was filed in the Superior Court of the State of California in the County of San Diego. The alleged violations include business and professions code and labor code violations for failure to compensate wages, unpaid meal and rest periods, and failure to reimburse for necessary business-related expenses. The case was brought as a class action and was later amended to also include a representative action under the California Private Attorney General Act, or PAGA. The class of plaintiffs includes hourly paid or non-exempt employees of the Company who were employed from April 6, 2016 through the date of adjudication. The parties recently agreed to resolve all claims in the lawsuit. The settlement of claims covered by the PAGA matter were approved by the Superior Court of the State of California in the County of San Diego on September 21, 2021 and settlement amounts were disbursed in 2021. In October 2021, a settlement of the class action related claims was preliminarily approved by an independent arbitrator mutually acceptable to both parties. The class action is intended to resolve the claims of the individual plaintiff, as well as the remaining members of the class, unless an individual class member submits a timely request for exclusion. The material terms of the settlement are set forth in a binding Memorandum of Agreement dated as of July 1, 2021, which was approved by the independent arbitrator on April 18, 2022. Subsequent to this filing, the Company anticipates receipt of the final settlement amount from the settlement administrator. This lawsuit will be resolved and closed upon disbursement of the settlement amount.

From time to time, the Company is involved in various other legal proceedings, regulatory matters, and other disputes or claims arising from or related to the normal course of its business activities, including actions with respect to intellectual property, data privacy, employment, regulatory, product liability and contractual matters. Although the results of legal proceedings, disputes and other claims cannot be predicted with certainty, the Company believes it is not currently a party to any other legal proceeding(s) which, if determined adversely to the Company, would, individually or taken together, have a material adverse effect on the Company’s business, operating results, financial condition or cash flows. However, regardless of the merit of the claims raised or the outcome, legal proceedings may have an adverse impact on the Company as a result of defense and settlement costs, diversion of management time and resources, and other factors.
Except as set forth above, as of March 31, 2022, there were no legal proceedings, regulatory matters, or other disputes or claims for which a material loss was considered probable or for which the amount (or range) of loss was reasonably estimable. However, regardless of the merits of the claims raised or the outcome, legal proceedings, regulatory matters, and other disputes and claims may have an adverse impact on the Company because of as a result of defense and settlement costs, diversion of management time and resources, and other factors.

Letters of Credit
The Company leases general office space, research and development, manufacturing and warehouse facilities, and equipment under noncancelable operating leases for use in its operations (see Note 6, “Leases”). In connection with one of the operating leases, the Company has a $4.9 million unsecured irrevocable standby letter of credit arrangement with a bank, under which the landlord of the building is the beneficiary. The Company is required to maintain the standby letter of credit throughout the term of the lease, which expires in April 2035.

Item 2.         Management’s Discussion and Analysis of Financial Condition and Results of Operations.
You should read the following discussion and analysis together with our financial statements and related notes in Part I, Item 1 of this Quarterly Report on Form 10-Q for the quarter ended March 31, 2022 (Quarterly Report).
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

Since our initial commercial launch, we have rapidly innovated and brought more products to market than our competitors. We have commercially launched seven insulin pump configurations in the United States since 2012 and three insulin pump configurations outside the United States since 2018. Today, our software-updatable t:slim X2 Insulin Delivery System (t:slim X2) hardware platform represents 100% of our new pump shipments. In the four-year period ended March 31, 2022, we shipped more than 350,000 insulin pumps, which is representative of our estimated global installed customer base, assuming the typical four-year reimbursement cycle. More than 250,000 of these pumps were shipped to customers in the United States and nearly 100,000 were shipped to more than 20 countries in which we operate outside the United States.

Our manufacturing, sales and support activities principally focus on our flagship pump platform, the t:slim X2 and our complementary product offerings. Our simple-to-use t:slim X2 is based on our proprietary technology platform and is the smallest durable insulin pump available in the United States. We have commercially offered two different automated insulin dosing (AID) algorithms on t:slim X2, including our Control-IQ technology, which is an advanced hybrid-closed loop feature, designed to help increase a user's time in their targeted glycemic range. It was the first system cleared by the U.S. Food and Drug Administration (FDA) to deliver automatic correction boluses in addition to adjusting insulin to help prevent high and low blood sugar based on continuous glucose monitoring (CGM) readings. More than 200,000 t:slim X2 users have our Control-IQ technology, which launched in the United States in the first quarter of 2020, and is now available in all of the countries in which we operate. Our Control-IQ technology uses information from Dexcom Inc.’s (Dexcom) G6 sensor, which is the third generation of Dexcom CGM that we have integrated and commercially launched with our pump technology.

The t:slim X2 is unique in that it is the only pump on which remote software updates have been made commercially available in the United States. Now available in the countries we serve worldwide, our Tandem Device Updater (TDU), is a revolutionary tool that has allowed more than 130,000 people to update their t:slim X2 software from a personal computer. This offering is a competitive advantage as it allows us to bring new features, such as our AID technology and CGM integration, to our customers faster than the industry has been able to do historically.

In February 2022, the FDA provided clearance for our t:slim X2 pump users to bolus insulin from a compatible smartphone. This is the first-ever FDA-cleared smartphone app capable of initiating insulin delivery on both iOS and Android operating systems. We intend to offer in-warranty t:slim X2 users in the United States with the pump software update to use this new feature at no cost through TDU.

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

For the three months ended March 31, 2022 and 2021, our consolidated sales were $175.9 million, and $141.0 million, respectively. For the three months ended March 31, 2022 and 2021, our net loss was $14.7 million, and $5.0 million, respectively. Pump sales accounted for 54% and 58%, of our total worldwide sales, for the three months ended March 31, 2022 and 2021, respectively, while pump-related supplies and accessories accounted for the remainder in each year.
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

Generally, our entire operation has been impacted as we navigate the generalized labor shortages impacting global markets. The labor challenges affect our ability to recruit and hire key talent at the same pace as in years past, but we remain active in our recruiting efforts and competitive in our offerings. In particular, these labor challenges combined with regulatory delays have impacted our product development and launch timelines. The FDA has generally stated that its review process may take longer than normal due to prioritization of COVID-related products and services. We have experienced lengthy delays in the review of submissions with the FDA, making regulatory timelines difficult to predict.

We have adapted well in our commercial operations and customer-facing functions to the challenges presented by the pandemic. Our sales organization balances remote and in-person interactions based on the needs and requirements of the customers with whom they interact. For example, prior to the onset of the pandemic, nearly all trainings for customers purchasing our pump platform were in-person. We quickly pivoted to nearly all trainings being provided on remote platforms. Since that time, we have achieved a balance that includes options for the individual based on their unique needs. We continue to see variability across the markets in which we operate and anticipate these fluctuations between in-person and remote interactions will continue.

Our facilities have been closed for non-essential purposes throughout most of the pandemic, while our manufacturing operations were deemed essential due to the critical nature of our product and the communities that we serve. To help ensure the safety and health of those employees working in our facilities, we have implemented various preventative measures throughout the pandemic. In the first quarter of 2022, we began implementing a return-to-office strategy for the rest of the organization that incorporates a hybrid approach to meet the needs of our employees, as well as optimize usage of our facilities.

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

Pump Shipments
From inception in 2012 through June 2018, we derived nearly all of our sales from the shipment of insulin pumps and associated supplies to customers in the United States. Starting in the third quarter of 2018, we commenced sales of our t:slim X2 insulin pump in select geographies outside the United States and now offer our technology solutions in more than 20 countries worldwide. We consider the number of insulin pump units shipped to be an important metric for managing our business.
Insulin pumps in the markets we serve worldwide are generally subject to a four-year reimbursement cycle, imposed by the third-party insurance carrier, government plan or healthcare system that serves as the primary payor. In the past four years, we have shipped more than 350,000 insulin pumps worldwide, which is representative of our estimated global in-warranty installed customer base.
At the end of the typical four-year reimbursement cycle, customers may be eligible for the purchase of a new insulin pump, subject to the rules and requirements of their primary insurance payor. While warranties generally expire four years from the original pump shipment date, our typical renewal cycle, or time from original pump purchase to a subsequent pump purchase by the same customer, averages five years. The majority of our insulin pump sales through the current period have been generated by new customers, but the opportunity for existing customers to purchase a renewal insulin pump increases each period as additional customer warranties expire. With programs dedicated to customer retention efforts, we expect such renewal purchases to represent a more significant portion of our shipments in the long-term.
More than 250,000 of pumps were shipped to customers in the United States in the past four years, which aligns with the standard four-year warranty period. Pump shipments to customers in the United States by fiscal quarter for the last five years, which aligns more closely with our typical renewal cycle, were as follows:

	United States Pump Unit Shipments for Each of the Three Months Ended in Respective Years
	March 31	June 30	September 30	December 31	Total
2017	2,816	3,427	3,868	6,950	17,061
2018	4,444	5,447	7,379	12,935	30,205
2019	9,669	12,799	13,814	17,453	53,735
2020	13,158	14,735	18,380	24,552	70,825
2021	16,644	20,665	20,296	25,712	83,317
2022	18,658	N/A	N/A	N/A	18,658

Since commencing sales outside the United States in the third quarter of 2018, we have shipped nearly 100,000 pumps to customers in more than 20 countries, and have yet to complete a full four-year reimbursement cycle. Pump shipments to customers outside the United States by fiscal quarter were as follows:

	Outside the United States Pump Unit Shipments for Each of the Three Months Ended in Respective Years
	March 31	June 30	September 30	December 31	Total
2018	N/A	N/A	1,055	3,233	4,288
2019	5,063	8,459	4,025	2,149	19,696
2020	4,220	3,952	3,641	8,133	19,946
2021	8,708	13,152	11,262	11,873	44,995
2022	9,437	N/A	N/A	N/A	9,437

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
•the buying patterns of our distributors and other customers;
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
•the impact of any potential claims, investigations, information requests, or legal, regulatory or administrative proceedings with respect to potential or asserted violations of law, including: sales and marketing practices, anti-corruption and the Foreign Corrupt Practices Act, antitrust, securities, employment, product liability, environmental, data privacy breaches and patent infringement, which may subject us to fines, penalties, expenses, or reputational harm;
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
•continued increase in demand following the commercial launch of t:slim X2 with Control-IQ technology in additional geographies, and the ability to access new pump software using our Tandem Device Updater;
•anticipated new product launches;

•increased opportunity to achieve customer renewals as customers become eligible for insurance reimbursement to purchase a new insulin pump at the end of the typical four-year reimbursement cycle;
•ability to enter into, maintain agreements, and accomplish continued success in current and future product integrations with CGM partners;
•expansion and new product launches in select geographies outside the United States, including initial orders to stock inventories; and
•ability to effectively scale our operations to support rapid growth, including expanding our facilities, advancing our research and development efforts, increasing manufacturing capacity through third-party manufacturers, and hiring and retaining employees in customer service and support functions.
In addition to working to achieve our sales growth expectations, in the long-term we intend to continue to leverage our infrastructure investments to realize additional manufacturing, sales, marketing and administrative cost efficiencies with the goal of improving our operating margins and ultimately achieving sustained profitability. While we have achieved profitability in each fourth quarter since 2018, we were profitable for the first time on a full-year basis in 2021. We believe we can ultimately achieve sustained profitability by driving incremental sales growth in markets worldwide, meeting our pump renewal sales objectives, maximizing manufacturing efficiencies on increased production volumes, and leveraging the investments made in our sales, clinical, marketing and customer support organizations.
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
In the third quarter of 2018, we began the launch of our t:slim X2 hardware platform through distribution partners outside the United States. Our products are now sold in more than 20 countries, including in Canada, France and Germany. Our independent distributor partners outside the United States and Canada perform all sales, customer support and training in their respective markets. In Canada, we market with a direct sales force and, similar to the United States, use a distributor partner for certain billing and fulfillment activities. Historically, we have experienced consistent levels of reimbursement for our products in the United States, but we expect the average sales price will vary in markets outside the United States based on a number of factors, such as the geographical mix, nature of the reimbursement environment, government regulations and the extent to which we rely on distributor relationships to provide sales, clinical and marketing support.
In general, in the United States we have experienced pump shipments being weighted heavily towards the second half of the year, with the highest percentage of pump shipments expected in the fourth quarter due to the nature of the reimbursement environment. Consistent with these historical seasonality trends, our pump shipments in the United States have typically decreased significantly from the fourth quarter to the following first quarter. Outside the United States, we do not expect this same impact from seasonality associated with reimbursement, although the quarterly sales trends may be impacted by a number of other factors, including summer vacations, the timing of product launches into new geographies and variability in the ordering patterns of our distributor partners.

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

Other factors impacting our overall gross margin percentage may include the changing percentage of products sold to distributors versus directly to individual customers, varying levels of reimbursement among third-party payors in individual markets worldwide, the timing and success of new regulatory approvals and product launches, the impact of the valuation and amortization of employee stock awards on non-cash stock-based compensation expense allocated to cost of sales, changes in warranty estimates, training costs, licensing and royalty costs, cost to support our digital health platforms, cost associated with excess and obsolete inventories, and changes in our manufacturing processes, capacity, costs or output.
Selling, General and Administrative
Our selling, general and administrative (SG&A) expenses primarily consist of salary, cash-based incentive compensation, fringe benefits and non-cash stock-based compensation for our sales, marketing and administrative functions, which also includes our clinical, customer support, technical services, insurance verification and regulatory affairs personnel. We had approximately 110 sales territories in the United States in the first quarter of 2022, up from approximately 95 in 2021. Our existing territories are generally maintained by sales representatives and field clinical specialists, and supported by managed care liaisons, additional sales management and other customer support personnel, which have also been rapidly expanding to support our growing installed base. Our operations in Canada are comprised of approximately ten sales territories. Other significant SG&A expenses typically include those incurred for product demonstration samples, commercialization activities associated with new product launches, travel, trade shows, outside legal fees, independent auditor fees, outside consultant fees, insurance premiums, facilities costs and information technology costs. While we experienced reduced spending in areas such as travel and trade shows in 2021 due to the COVID-19 global pandemic, we may experience additional costs as our employees return to work at our offices and as we adapt to alternative hybrid work models, or as needed to respond to general labor shortages and heightened competition for employees with specialized skills. Overall, we expect our SG&A expenses, including the cost of our customer support infrastructure, to continue to increase as our customer base grows worldwide. In addition, we will continue to evaluate, and may further increase, the number of our field sales and clinical personnel in order to optimize the coverage of our existing territories. In the longer term, SG&A expenses may also increase due to anticipated costs associated with additional compliance and regulatory reporting requirements.
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
Other Income and Expense
Other income and expense primarily consists of interest expense which includes the amortization of debt issuance costs related to our 1.50% Convertible Senior Notes due 2025, changes in the fair value of certain warrants issued in connection with our public offering of common stock in October 2017, and interest earned on our cash equivalents and short-term investments. We expect interest expense in future quarters to be comparable with the amount expensed in 2021, through the date of conversion or redemption of the Notes. We expect the revaluation of the outstanding Series A warrants will not have a significant impact on our other income and expense through their expiration in the fourth quarter of 2022.
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

Results of Operations

	Three Months Ended March 31,
(in thousands, except percentages)	2022	2021
Sales:
United States	$131,283	$103,339
Outside the United States	44,624	37,698
Total sales	175,907	141,037
Cost of sales	84,814	67,750
Gross profit	91,093	73,287
Gross margin	52%	52%
Operating expenses:
Selling, general and administrative	73,271	58,563
Research and development	33,160	17,961
Total operating expenses	106,431	76,524
Operating loss	(15,338)	(3,237)
Other income (expense), net:
Interest income and other, net	381	272
Interest expense	(1,516)	(1,506)
Change in fair value of common stock warrants	34	(690)
Total other expense, net	(1,101)	(1,924)
Loss before income taxes	(16,439)	(5,161)
Income tax benefit	(1,724)	(117)
Net loss	$(14,715)	$(5,044)

Comparison of the Three Months Ended March 31, 2022 and 2021
Sales. For the three months ended March 31, 2022, sales were $175.9 million, which included $44.6 million of sales outside the United States. Sales were $141.0 million for the same period in 2021, which included $37.7 million of international sales.

The increase in worldwide sales of $34.9 million in the first quarter of 2022, compared to the first quarter of 2021, was driven by an 11% increase in worldwide pump shipments to 28,095 in the first quarter of 2022, compared to 25,352 in the first quarter of 2021, and a 35% increase in pump-related supply sales. Sales of pump-related supplies increased primarily due to 47% growth in our estimated worldwide installed base of customers.

Sales by product in the United States were as follows (in thousands):

	Three Months Ended March 31,
	2022	2021
Pump	$73,497	$62,912
Infusion sets	39,741	27,392
Cartridges	17,677	12,765
Other	368	270
Total Sales in the United States	$131,283	$103,339

Pump sales in the United States were $73.5 million for the first quarter of 2022, compared to $62.9 million in the first quarter of 2021. Pump shipments in the United States were 18,658 in the first quarter of 2022, compared to 16,644 in the first quarter of 2021. The increase in pump shipments was primarily due to continued strong demand for our t:slim X2 insulin pump with Control-IQ technology despite the challenging COVID-19 environment which has impacted the availability of both customers and healthcare providers. Sales of pump-related supplies increased primarily due to a 36% increase year over year in our estimated installed base of customers in the United States. Sales to distributors accounted for 65% and 68% of our total sales in the United States for the three months ended March 31, 2022 and 2021, respectively. Our percentage of sales to distributors versus individual customers is principally determined by the mix of customers ordering our products within the period and whether or not we have a contractual arrangement with their underlying third-party insurance payor.

Sales by product outside the United States were as follows (in thousands):

	Three Months Ended March 31,
	2022	2021
Pump	$22,332	$18,908
Infusion sets	14,999	12,734
Cartridges	7,177	5,949
Other	116	107
Total Sales Outside the United States	$44,624	$37,698
Pump sales outside the United States were $22.3 million for the first quarter of 2022, compared to $18.9 million in the first quarter of 2021. Pump shipments increased 8% compared to the same period in the prior year due to strong demand for our products as we continue to expand the launch of Control-IQ technology outside the United States, which began in the first quarter of 2020. Sales of pump-related supplies benefited from an 87% increase in our estimated installed base of customers outside the United States. The ordering patterns of our distributors outside the United States for pumps and supplies is highly variable from period to period as they continue to gain familiarity with the markets in which they operate and the acceptance of our products in those markets. This variability was compounded during the period by the differing levels of impact from the global pandemic with regard to both access to physicians and customers, as well as shipping logistics. Sales to distributors accounted for 96% of our total sales outside the United States for both of the three month periods ended March 31, 2022 and 2021.
Cost of Sales and Gross Profit. Our cost of sales for the three months ended March 31, 2022 was $84.8 million, resulting in gross profit of $91.1 million, compared to cost of sales of $67.8 million and gross profit of $73.3 million for the same period in 2021. The gross margin for the three months ended March 31, 2022 and 2021 was 52%.
The increase in our gross profit for the three months ended March 31, 2022 was primarily the result of the $34.9 million increase in total sales. Gross margin benefited from an increase in average selling prices as well as improvement in per unit manufacturing costs across all products from manufacturing efficiencies, leverage of fixed overhead and increased volumes from our third-party cartridge manufacturer. On an aggregate basis, non-manufacturing costs, which primarily consist of warranty, training, royalty and freight, were negatively impacted by increased supply chain costs due to the global pandemic. We anticipate continued pressure from increased supply chain and material costs through the end of this year as we continue to navigate the challenges of the global pandemic. Other factors that have and may continue to impact the gross margin percentage are changes in product and geographical mix and the level of non-cash stock-based compensation allocated to cost of sales. Pump sales, which have the highest gross margin, were 54% of total worldwide sales in the first quarter of 2022 versus 58% in the first quarter of 2021.
Selling, General and Administrative Expenses. SG&A expenses increased 25% to $73.3 million for the three months ended March 31, 2022, from $58.6 million for the same period in 2021. Employee-related expenses for our SG&A functions comprise the majority of SG&A expenses. The increase compared to 2021 was primarily the result of a $12.8 million increase in salaries, incentive compensation, non-cash stock-based compensation, and other employee benefits due to an increase in personnel to support additional sales territories, higher sales and other services in support of our growing installed customer base. Non-cash stock-based compensation expense allocated to SG&A was $11.9 million for the three months ended March 31, 2022, compared to $9.4 million in the same period in 2021. We also experienced a $1.8 million increase in other non-employee discretionary spending, including outside services, and supplies costs.

Research and Development Expenses. R&D expenses increased 85% to $33.2 million for the three months ended March 31, 2022 from $18.0 million for the same period in 2021. The increase in R&D expenses was primarily the result of an increase of $8.9 million in salaries, incentive compensation, non-cash stock-based compensation, and other employee benefits due to an increase in personnel to support our product development efforts. Non-cash stock-based compensation expense allocated to R&D was $4.4 million for the three months ended March 31, 2022, compared to $2.1 million in the same period in 2021. We also experienced a $6.3 million increase in other non-employee discretionary spending, including clinical trial expenses, outside consulting and services, information technology and equipment costs attributable to R&D.
Other Income (Expense), Net. Total other expense, net for the three months ended March 31, 2022 was $1.1 million compared to $1.9 million in the same period in 2021. Total other expense, net for both periods primarily consisted of $1.5 million of interest expense which included the amortization of debt issuance costs related to our Notes, partially offset by interest earned on our cash equivalents and short-term investments. Total other expense, net for the three months ended March 31, 2021 also included a $0.7 million loss on revaluation from the change in fair value of certain warrants.
Liquidity and Capital Resources
At March 31, 2022, we had $635.4 million in cash and cash equivalents and short-term investments. We believe that our cash and cash equivalents, short-term investments, and future cash flows from operations will be sufficient to fund our ongoing core business activities.
Historically, our principal sources of cash have included cash collected from product sales, private and public offerings of equity securities, exercises of employee stock awards, and debt financing.
Our historical cash outflows have primarily been associated with cash used for operating activities such as the development and commercialization of our products, the expansion and support of our sales, marketing, clinical and customer support organizations, the expansion of our R&D activities, the expansion of our commercial activities to select geographies outside the United States, the acquisition of intellectual property and equity investments, expenditures related to increases in our manufacturing capacity and improvements to our manufacturing efficiency, overall expansion of our facilities and operations, and other working capital needs. Additionally, we have used cash to pay the interest expense associated with our convertible senior notes.
The following table shows a summary of our cash flows for the three months ended March 31, 2022 and 2021 (in thousands):

	Three Months Ended March 31,
	2022	2021
Net cash provided by (used in):
Operating activities	$13,800	$28,685
Investing activities	5,197	(6,094)
Financing activities	3,500	3,573
Effect of foreign exchange rate changes on cash	3	14
Net increase in cash and cash equivalents	$22,500	$26,178
Operating Activities. Net cash provided by operating activities was $13.8 million for the three months ended March 31, 2022, compared to $28.7 million in the same period in 2021. The reduction in net cash provided by operating activities for 2022 compared to 2021 was primarily a result of a $9.7 million increase in net loss as well as working capital changes. Working capital changes during the first three months of 2022, primarily consisted of decreases in accounts receivable and employee-related liabilities, and increases in inventories and accounts payable and accrued expenses. Accounts receivable decreased to $94.1 million at March 31, 2022, from $110.7 million at December 31, 2021, as a result of lower sales in the first quarter of 2022 as compared to the fourth quarter of 2021. Inventories increased to $80.0 million at March 31, 2022 from $68.6 million at December 31, 2021.
Investing Activities. Net cash provided by investing activities was $5.2 million for the three months ended March 31, 2022, which was primarily related to $118.6 million in proceeds from maturities and sales of short-term investments, offset by $110.7 million of purchases of short-term investments, and $2.6 million in purchases of property and equipment. Net cash used by investing activities was $6.1 million for the three months ended March 31, 2021, which was primarily related to $154.3 million of purchases of short-term investments, and $3.5 million in purchases of property and equipment, offset by $151.7 million in proceeds from maturities and sales of short-term investments.

Financing Activities. Net cash provided by financing activities was $3.5 million for the three months ended March 31, 2022, which primarily consisted of proceeds from the issuance of common stock under our stock plans. Net cash provided by financing activities was $3.6 million for the three months ended March 31, 2021, which consisted of $3.1 million in proceeds from the issuance of common stock under our stock plans, and $0.4 million in proceeds from the exercise of common stock warrants.
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
Cash payments due by calendar year for our Convertible Senior Notes at March 31, 2022 are as follows (in thousands):

	Total	Remaining in 2022	2023	2024	2025
Contractual interest	$14,357	$4,313	$4,313	$4,313	$1,418
Principal amount of convertible senior notes(1)	287,500	—	—	—	287,500
Total	$301,857	$4,313	$4,313	$4,313	$288,918
(1) The Convertible Senior Notes may be settled in cash, shares of our common stock, or a combination of cash and shares of our common stock, at our election.

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
There have been no material changes to our critical accounting policies and estimates from the information provided in Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Critical Accounting Policies Involving Management Estimates and Assumptions,” included in our Annual Report on Form 10-K for the year ended December 31, 2021.
Off-Balance Sheet Arrangements
As of March 31, 2022, we are a party to certain standby letter of credit arrangements in support of our operating lease obligations. For a description of the arrangements we consider significant, see Note 12 “Commitments and Contingencies” to the condensed consolidated financial statements in Part I, Item 1 of this Quarterly Report.

Item 3. Quantitative and Qualitative Disclosures about Market Risk.
Credit and Interest Rate Risks
We invest our excess cash in marketable securities consisting primarily of commercial paper, corporate debt securities, U.S. Treasury securities and U.S. Government-sponsored enterprise securities. Some of the financial instruments in which we invest subject us to market risk, in that a change in prevailing interest rates may cause the principal amount of the instrument to fluctuate. Other financial instruments in which we invest subject us to credit risk, in that the value of the instrument may fluctuate based on the issuer’s ability to pay. As a result of the COVID-19 global pandemic and the perceived increased credit risks associated with certain securities, credit rating agencies have, from time to time, issued downgrades or revised outlooks to negative for certain issuers of the debt securities held in our short-term investments portfolio. Unrealized losses on available-for-sale debt securities at March 31, 2022 were primarily due to the recent increase in market interest rates. Based on the credit quality of the available-for-sale debt securities that are in an unrealized loss position, and our current estimates of future cash flows to be collected from those securities, we believe the unrealized losses were not credit losses (see Note 3, “Short-Term Investments”).
The primary objectives of our investment activities are to maintain liquidity and preserve principal while maximizing the income we receive from our financial instruments without significantly increasing risk. We have established guidelines regarding approved investments and maturities of investments, which are primarily designed to maintain liquidity and preserve principal.
Because of the short-term maturities of our financial instruments, we do not believe that an increase or decrease in market interest rates would have any significant impact on the realized value of our investment portfolio. If a 10% change in interest rates were to have occurred on March 31, 2022, it would not have had a material effect on the fair value of our investment portfolio as of that date.
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
As of March 31, 2022, we carried out an evaluation, under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based on this evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective at a reasonable assurance level as of March 31, 2022.

Changes in Internal Control over Financial Reporting
There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) during the quarter ended March 31, 2022 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION
Item 1. Legal Proceedings.
In May 2020, we were named as a defendant in three California state court class action lawsuits arising from a data breach that we experienced in January 2020. Collectively, these lawsuits seek statutory, compensatory, actual, and punitive damages; equitable relief, including restitution; pre- and post-judgment interest; injunctive relief; and attorney fees, costs, and expenses from us. On July 24, 2020, these three pending lawsuits were consolidated into a single case in the Superior Court of the State of California in the County of San Bernardino entitled Joseph Deluna et al v. Tandem Diabetes Care, Inc. The consolidated case alleges violations of the Confidentiality of Medical Information Act (CMIA), CCPA, California’s Unfair Competition Law (UCL), and breach of contract. We filed a demurrer seeking dismissal of all claims, which was heard by the Court on October 27, 2020, and which resulted in the following outcome: (i) the demurrer to the CMIA claim was denied; (ii) the demurrer to the CCPA claim was sustained; and (iii) the demurrer to the UCL and contract claims were sustained with leave to amend the pending complaint. A second demurrer was heard by the Court on March 29, 2021 with the following outcome: (i) the demurrer to the CMIA claim was denied; and (ii) the demurrer to the UCL and contract claims was sustained without leave to amend as to three of the named plaintiffs. The plaintiffs filed a motion for class certification on January 7, 2021 to which the Company filed its opposition on April 11, 2022. The Company filed a motion for summary adjudication on the CMIA claim on April 7, 2021, which is still pending.
In September 2020, we were named as a defendant in a lawsuit entitled Buck Walsh, individually and on behalf of others similarly situated v. Tandem Diabetes Care, Inc., which was filed in the Superior Court of the State of California in San Diego County. The alleged violations include business and professions code and labor code violations for failure to compensate wages, unpaid meal and rest periods, and failure to reimburse for necessary business-related expenses. The proposed class of plaintiffs includes hourly paid or non-exempt employees of the Company who were employed from April 6, 2016 through the date of adjudication. The material terms of the settlement are set forth in a binding Memorandum of Agreement dated as of July 1, 2021, which was approved by the independent arbitrator on April 18, 2022. Subsequent to this filing, the Company anticipates receipt of the final settlement amount from the settlement administrator. This lawsuit will be resolved and closed upon disbursement of the settlement amount.

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
Item 1A. Risk Factors.
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

Risks Related to Our Business and Our Industry
We have incurred significant operating losses since inception and cannot assure you that we will achieve sustained profitability.*
Since our inception in January 2006, we have incurred a significant net loss. As of March 31, 2022, we had an accumulated deficit of $649.3 million. To date, we have funded our operations primarily through cash collected from product sales, private and public offerings of our equity securities, and debt financing. We have devoted substantially all of our resources to the design, development and commercialization of our products, the scaling of our manufacturing and business operations, and the research and development of our current products and products under development.
We began commercial sales of our first product, t:slim, in August 2012 and our current flagship pump platform, t:slim X2, in October 2016. The t:slim X2 insulin pump now represents 100% of new pump shipments. Until the third quarter of 2018 we were selling our products only in the United States and have since launched our products in select international geographies.

Since the first quarter of 2013, we have been able to manufacture and sell our insulin pump products at a cost and in volumes sufficient to allow us to achieve a positive overall gross margin. For the years ended December 31, 2021 and 2020, our gross profit was $376.2 million and $260.5 million, respectively. Although we have achieved a positive overall gross margin and generated net income on an annual basis for the first time for the year ended December 31, 2021, we may still operate at a net loss from time to time due to fluctuations in our business.
To implement our business strategy and achieve consistent profitability, we need to, among other things, increase sales of our products and the gross profit associated with those sales, maintain an appropriate customer service, training and support infrastructure, fund ongoing R&D activities, create additional efficiencies in our manufacturing processes while adding to our capacity, and obtain regulatory clearance or approval to commercialize our products currently under development both in the United States and the more than 20 countries in which we operate outside the United States. We expect our expenses will continue to increase as we pursue these objectives and make investments in our business. Additional increases in our expenses without commensurate increases in sales could significantly increase our operating losses.
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
•concerns regarding the perceived safety, reliability or cybersecurity of any of our products, or any component thereof, particularly in connection with the launch of additional mobile app features and functionality and other software products; and
•claims that any of our products, or any component thereof, infringes on patent rights or other intellectual property rights of third parties.
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
Public health threats, such as the COVID-19 global pandemic, have had and could continue to have a material adverse effect on our operations, the operations of our business partners, and the global economy as a whole.*
Public health threats and other highly communicable diseases and outbreaks could adversely impact our operations, the operations of our customers, suppliers, distributors and other business partners, as well as the healthcare system in general. The overall scope of the COVID-19 global pandemic and its impacts continue to fluctuate, and in some instances worsen, in various regions worldwide. Although the overall negative impact from the COVID-19 global pandemic on our business is difficult to estimate, our sales and operating results have been adversely impacted, and we anticipate that they will continue to be impacted and subject to unpredictable variability in future periods. Further, certain development activities, such as human factors studies associated with our product development efforts, activities to support the manufacturing scale-up for new products and the recruitment of participants in ongoing clinical studies, were modified or delayed due to impacts of the COVID-19 global pandemic, which has and continues to impact our development timelines and regulatory strategies and also could have a negative impact on our product commercialization efforts and the future demand for our products.

The COVID-19 global pandemic, or other similar outbreaks or epidemics, may have an adverse effect on the overall productivity of our workforce, and we expect to continue to take appropriate measures to protect the health and safety of our employees and our business partners and reduce the risk of disruptions to our operations. We temporarily increased our staffing in certain operations in order to mitigate potential risks associated with increases in unplanned employee absences or illness. Our adoption of these preventive measures has resulted in incremental costs that have negatively impacted our gross margin, and could impact future periods. In addition, for the duration of the COVID-19 global pandemic, some of our employees may be required to continue to operate within a remote work environment for extended periods of time due to illness, travel restrictions, government-imposed orders, school closures or for other reasons, any of which could result in reduced productivity of our workforce. As the COVID-19 global pandemic improves, we anticipate adapting to a hybrid work model, and we may experience additional costs as our employees return to work, or as we respond to general labor shortages and heightened competition for employees with specialized skills.

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

Our primary competitors are major medical device companies that are publicly traded companies or divisions or subsidiaries of publicly traded companies, including Insulet and Medtronic. In addition, Eli Lilly has announced a collaboration to commercialize an existing third-party insulin pump as part of a to-be-developed system and Becton Dickinson and Company recently completed the spin off its diabetes care business as a separate publicly-traded company, Embecta. There are also a number of other companies developing and marketing their own insulin delivery systems and/or related software applications, including insulin pumps and Bluetooth-enabled insulin pens to support MDI therapy. While these industry changes are significant, it is difficult to know how they will impact our business or the competitive landscape in which we operate. Our key competitors, most notably Medtronic, enjoy several competitive advantages over us, including:
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

In addition, the competitive environment in which we operate has resulted and may continue to result in competitive pressures on our manufacturers, suppliers, distributors, collaboration partners and other business constituents. For example, we have entered into development agreements with Dexcom, which provide us non-exclusive licenses to integrate various generations of Dexcom CGM technology with our insulin pump products. Abbott also offers glucose sensors which compete with Dexcom CGMs. Further, we have entered into an agreement with Abbott to develop and commercialize integrated diabetes solutions using Abbott’s glucose sensor. There can be no assurance that our collaborations with Dexcom and Abbott will be successful or that we will not experience delays, business disputes, or other unanticipated challenges. Competitive pressures within our industry, as well as the impacts and disruptions associated with the COVID-19 global pandemic, could negatively impact the financial condition of our business partners and impact their ability to fulfill contractual obligations to us, which could negatively impact our product sales, result in delays in obtaining regulatory approvals for new products, harm our reputation, and result in harm to our financial condition and operating results.
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
We currently have contracts establishing reimbursement for our insulin pump products with a number of national and regional third-party payors in the United States. While we may enter into additional contracts both in the United States and the more than 20 countries in which we operate outside the United States with third-party payors and add coverage for future products under our current agreements, we cannot guarantee that we will succeed in doing so or that the reimbursement contracts that we are able to negotiate will enable us to sell our products on a profitable basis. In particular, we have limited experience securing reimbursement in international markets other than Canada, as that process is managed by local distributors. Government involvement in funding healthcare may limit access to or reimbursement for the Company’s products. In addition, existing contracts with third-party payors generally include numerous quality and compliance related requirements, including audit rights, and can be modified or terminated by the third-party payor without cause and with little or no notice to us. Our compliance with the administrative procedures or requirements may result in increased costs for us and delays in processing approvals by those third-party payors for customers to obtain coverage for our products, and any payor audits of our compliance obligations may result in requests for refunds or other costs. Failure to secure or retain adequate coverage or reimbursement for our current and future products by third-party payors, or delays in processing approvals by those payors, could result in the loss of sales, which could have a material adverse effect on our business, financial condition and operating results.
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

Our sales and marketing efforts are dependent on independent distributors who are free to market products that compete with our products. If we are unable to maintain or expand our network of independent distributors, our sales may be negatively affected.*
We believe a majority of our sales will continue to be to independent distributors for the foreseeable future, and it is possible that the percentage of our sales to independent distributors could increase, particularly in light of our reliance on independent distributors outside of the United States. For example, our dependence upon independent distributors in the United States could increase if third-party payors decide to contract with independent distributors directly in lieu of contracting with us to supply our products to their members directly. Our dependence upon independent distributors could also increase if customers prefer to purchase all of their diabetes supplies through a single source, instead of purchasing pump-related products through us and other diabetes supplies through other suppliers. None of our independent distributors in the United States have been required to sell our products exclusively and each of them may freely sell the products of our competitors. If we are unable to maintain or expand our network of independent distributors, our sales may be negatively affected.
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

Any disruption at one of our facilities could adversely affect our business and operating results.*
Although we operate in multiple locations, most of our current operations are still conducted in San Diego, California, including our final pump assembly, some manufacturing processes, and the majority of our research and development, management and administrative functions. In addition, the majority of our inventories of component supplies and finished goods is stored at two facilities in San Diego. Over the past two years we substantially expanded various quality and customer and technical support activities in Boise, Idaho. We take precautions to safeguard our facilities and data infrastructure, including by acquiring insurance, employing back-up generators, adopting health and safety protocols, implementing cybersecurity protections, and utilizing off-site storage of computer data. However, vandalism, terrorism, unplanned power outages, cyberattacks or a natural disaster, such as an earthquake, fire or flood, or other catastrophic event, could damage or destroy our manufacturing equipment or our inventories of component supplies and finished goods, cause substantial delays in our operations, result in the loss of key information, result in reduced sales, and cause us to incur additional expenses. Our insurance coverage may not be sufficient to provide coverage with respect to the damages incurred in any particular case, and our insurance carrier may deny coverage with respect to all or a portion of our claims. Regardless of the level of insurance coverage or other precautions taken, damage to our facilities may have a material adverse effect on our business, financial condition and operating results.
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

A security breach or other significant disruption to our information technology systems, or failures of our pumps’ software to perform as we anticipate, could materially disrupt our operations or result in the loss, theft, misuse, unauthorized disclosure, or unauthorized access to sensitive information relating to our customers, suppliers, employees or other individuals, which could damage our relationships, expose us to litigation or regulatory proceedings, or harm our reputation, any of which could have an adverse and material effect on our business, financial condition and operating results.*
The efficient operation of our business depends on our information technology and communication systems, as well as those of our suppliers, contract manufacturers, distributors and other third-party business partners. We rely on such systems to effectively store, process and transit proprietary sales and marketing data, accounting and financial functions, manufacturing and quality records, inventory management, product development tasks, research and development data, customer service and technical support functions. Our information technology systems, including those that support our t:connect uploader software and cloud-based web application, our current and future mobile applications, our Tandem Source data management platform, as well as those involved in the operation of our Tandem Device Updater, are vulnerable to damage or interruption from a number of causes, including earthquakes, fires, floods and other natural disasters, terrorist attacks, attacks by computer viruses or hackers, malware, ransomware or other destructive software, cyber-attacks, power losses, and computer system or data network failures. Should any of those risks occur, it could adversely impact the availability, confidentiality and integrity of information assets contained in those systems.
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
In addition to the risks regarding information technology systems and processing of sensitive information, our insulin pumps and other products rely on software, some of which is developed by third-party service providers, that could contain unanticipated vulnerabilities, which could make our products subject to computer viruses, cyber-attacks, or failures. These risks significantly increased when we commenced use of our Tandem Device Updater, which enables customers to remotely update software on their insulin pumps and may be higher following the launch of our new mobile application in the second half of 2020. These risks may increase further when we enable users to control insulin boluses through the mobile app. We may also face new risks relating to our information technology systems as we continue to commercialize our products outside of the United States and are subject to additional regulations relating to the use and protection of personal information and as we launch new mobile applications or new features to our existing applications. As this is a rapidly evolving area, compliance with any future requirements, regulations, and evolving threat models may require the investment of additional resources in the form of capital, personnel or technology.

The failure of our or our service providers’ information technology systems or our pumps’ software or other mobile applications to perform as we anticipate, or our failure to effectively identify, investigate and mitigate potential threats through ongoing maintenance and enhancement of software applications, information technology systems and privacy policies and controls, could disrupt our entire operation or adversely affect our software products. For example, we market our Tandem Device Updater as having the unique capability to deploy software updates to our pumps, which may allow customers remote access to new and enhanced features. The failure of our Tandem Device Updater to provide software updates as we anticipate, including as a result of our inability to secure and maintain necessary regulatory approvals, the inability of our pumps to properly receive software updates, errors or viruses embedded within the software being transmitted, or the failure of our customers to properly utilize the system to complete the update, could result in decreased sales, increased warranty costs, and harm to our reputation, any of which could have a material adverse effect on our business, financial condition and operating results.
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
If we are found to have violated laws concerning the privacy and security of patient health information or other personal information, we could be subject to civil or criminal penalties, which could increase our liabilities and harm our reputation or our business.*
There are a number of laws in the United States and outside the United States protecting the privacy and security of personal information. These laws include the U.S. Health Insurance Portability and Accountability Act of 1996 (HIPAA) and related regulations, U.S. state laws (such as the California Consumer Privacy Act (CCPA)), Canada’s Personal Information and Electronic Documents Act (PIPEDA) or the applicable provincial alternatives, the EU’s General Data Protection Regulation (GDPR), EU member states directives, or similar applicable laws. These laws place limits on how we may collect, use, share and store medical information and other personal information, and they impose obligations to protect that information against unauthorized access, use, loss, and disclosure. The putative class action lawsuit described above alleges violations of some of these laws.
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

We depend on the knowledge and skills of our senior management and other key employees, and if we are unable to retain and motivate them or recruit additional qualified personnel, our business may suffer.*

We have benefited substantially from the leadership and performance of our senior management, as well as certain key employees. For example, key members of our management have experience successfully scaling an early stage medical device company to achieve profitability. Our success will depend on our ability to retain our current management and key employees, and to attract and retain qualified personnel in the future. Competition for senior management and key employees in our industry is intense and over the past year we have also experienced general labor shortages in various areas of our business. We cannot guarantee that we will be able to retain our personnel or attract new, qualified personnel. In addition, adoption of new work models and requirements about when or how often employees work on site or remotely may present new challenges. As certain jobs and employers increasingly operate remotely, competition for talent may change in ways that cannot be fully predicted at this time. Moreover, we may need to increase employee wages and benefits in order to attract and retain our personnel, which would increase our expenses. The loss of the services of certain members of our senior management or key employees could prevent or delay the implementation and completion of our strategic objectives, or divert management’s attention to seeking qualified replacements, and any general labor shortages could also negatively impact our ability to expand and scale functions that are needed to support the ongoing development of our products and the future growth of our business. Each member of senior management, as well as the vast majority of our employees may terminate employment without notice and without cause or good reason. The members of our senior management are not subject to non-competition agreements. Accordingly, the adverse effect resulting from the loss of certain members of senior management could be compounded by our inability to prevent them from competing with us.
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

Risks Related to Our Future Financings and Financial Results
We may need or otherwise determine to raise additional funds in the future and if we are unable to raise additional funds when necessary or desirable, we may not be able to achieve our strategic objectives.*
At March 31, 2022, we had $635.4 million in cash, cash equivalents and short-term investments. Our management expects the continued growth of our business, including the expansion of our customer service infrastructure to support our growing base of customers, our plans to expand commercial sales of our products outside of the United States, the growth of our manufacturing and warehousing operations, increasing the size of our facility footprint due to increases in headcount and additional R&D activities, will continue to increase our expenses. In addition, the amount of our future product sales is difficult to predict and actual sales may not be in line with our forecasts. Accordingly, our future capital requirements will depend on many factors, including:

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

Risks Related to Our Intellectual Property and Potential Litigation
Our ability to comprehensively protect our intellectual property and proprietary technology is uncertain.*
We rely primarily on patent, trademark and trade secret laws, as well as confidentiality and non-disclosure agreements, to protect our proprietary technologies. As of March 31, 2022, our patent portfolio consisted of approximately 122 issued U.S. patents and 80 pending U.S. patent applications. Of these, our issued U.S. patents expire between approximately 2024 and 2041. Our foreign patent portfolio consisted of approximately 41 issued patents and 16 pending patent applications in other countries throughout the world. Of these, our issued foreign patents expire between approximately 2025 and 2036. In addition, we also have 109 trademark registrations, including 22 U.S. trademark registrations and 87 foreign trademark registrations.
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
Any adverse event involving any products that we distribute could result in future voluntary corrective actions, such as recalls or customer notifications, or regulatory agency action, which could include inspection, mandatory recall or other enforcement action. For example, the Australian Therapeutic Goods Administration (TGA) temporarily suspended our pump product sales in Australia commencing November 24, 2020, however sales of pump-related supplies were allowed to continue. Effective April 1, 2021, following discussions with the TGA, the temporary suspension was lifted for our t:slim X2 with Basal-IQ technology, subject to certain post-market surveillance obligations and other conditions. We have discontinued sales of earlier generation products in Australia and we only recently commenced offering our Control-IQ technology in Australia. There can be no assurance that the TGA will not reimpose the suspension of our pump product sales or impose other regulatory restrictions in the future. In addition, other regulatory bodies may take similar actions against us, and any regulatory challenges we encounter could have a negative impact on our product sales and harm our reputation. Any corrective actions we take in response to this action or future matters with the TGA or other regulatory bodies, whether voluntary or involuntary, will require the dedication of our time and capital, may distract management from operating our business, may harm our reputation and financial results or could result in additional regulatory scrutiny in other geographies.
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
Climate change or other extreme weather conditions and related regulations may have a long-term impact on our business.*

Climate-related events, including the increasing frequency of extreme weather events and their impact on the U.S., Mexico, Canada, and other major regions’ critical infrastructure along with potential related regulations, have the potential to disrupt our business, our third-party suppliers, and/or the business of our customers. For example, a portion of our office facilities located in San Diego are in an area that is prone to flooding, which has occasionally caused temporary disruptions to our business operations and our third-party contract manufacturers are located, in regions subject to natural disasters, including earthquakes, hurricanes, floods, fires and other catastrophic events. We strive to partner with organizations that mitigate their business risks associated with climate change. However, we recognize that inherent risks related to climate change, other extreme weather conditions and related regulations exist wherever global business is conducted. While these dangers currently have a low-assessed risk of disrupting our normal business operations, they pose a potential long-term impact on our business.

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

Item 6. Exhibits.

		Incorporated by Reference				Provided Herewith
Exhibit Number	Exhibit Description	Form	File No.	Date of First Filing	Exhibit Number
10.1*	Tandem Diabetes Care, Inc. 2022 Senior Management Cash Bonus Plan					X
31.1	Certification of John F. Sheridan, Chief Executive Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					X
31.2	Certification of Leigh A. Vosseller, Chief Financial Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					X
32.1**	Certification of John F. Sheridan, Chief Executive Officer, pursuant to U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					X
32.2**	Certification of Leigh A. Vosseller, Chief Financial Officer, pursuant to U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					X
101.INS	XBRL Instance Document.					X
101.SCH	XBRL Taxonomy Extension Schema Document.					X
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.					X
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.					X
101.LAB	XBRL Taxonomy Extension Label Linkbase Document.					X
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.					X
104	Cover Page Interactive Data File (embedded within the Inline XBRL Document contained in Exhibit 101)					X

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

Tandem Diabetes Care, Inc.

Dated: May 4, 2022	By:	/s/ John F. Sheridan
John F. Sheridan President and Chief Executive Officer (on behalf of the registrant and as the registrant’s Principal Executive Officer)

Dated: May 4, 2022	By:	/s/ Leigh A. Vosseller
Leigh A. Vosseller Executive Vice President, Chief Financial Officer and Treasurer (on behalf of the registrant and as the registrant’s Principal Financial and Accounting Officer)