Form 10-Q
period 2022-06-30
TANDEM DIABETES CARE INC
filed 2022-08-03
CIK 1438133

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
____________________________________________________________________________________________
FORM 10-Q
_____________________________________________________________________________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended June 30, 2022
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.   ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No   ☒
As of July 29, 2022, there were 64,221,212 shares of the registrant’s Common Stock outstanding.

PART I. FINANCIAL INFORMATION
Item 1.      Financial Statements

TANDEM DIABETES CARE, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except par value)

	June 30,	December 31,
	2022	2021
Assets	(Unaudited)	(Note 1)
Current assets:
Cash and cash equivalents	$114,966	$71,181
Short-term investments	520,365	552,630
Accounts receivable, net	103,763	110,725
Inventories	88,098	68,551
Prepaid and other current assets	7,852	8,433
Total current assets	835,044	811,520
Property and equipment, net	58,901	50,386
Operating lease right-of-use assets	126,672	27,503
Other long-term assets	15,958	15,728
Total assets	$1,036,575	$905,137
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$50,661	$28,032
Accrued expenses	7,610	9,419
Employee-related liabilities	35,429	51,556
Operating lease liabilities	9,925	9,279
Deferred revenue	11,713	10,182
Other current liabilities	23,921	23,388
Total current liabilities	139,259	131,856
Convertible senior notes, net - long-term	282,345	281,467
Operating lease liabilities - long-term	129,802	23,922
Deferred revenue - long-term	18,343	16,940
Other long-term liabilities	17,242	17,840
Total liabilities	586,991	472,025
Commitments and contingencies (Note 12)	—	—
Stockholders’ equity:
Common stock, $0.001 par value; 200,000 shares authorized, 64,210 and 63,833 shares issued and outstanding at June 30, 2022 and December 31, 2021, respectively.	64	64
Additional paid-in capital	1,118,168	1,068,259
Accumulated other comprehensive loss	(4,282)	(616)
Accumulated deficit	(664,366)	(634,595)
Total stockholders’ equity	449,584	433,112
Total liabilities and stockholders’ equity	$1,036,575	$905,137
See accompanying notes to unaudited condensed consolidated financial statements.

TANDEM DIABETES CARE, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)
(Unaudited)
(In thousands, except per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Sales	$200,262	$172,139	$376,169	$313,176
Cost of sales	98,316	79,685	183,130	147,435
Gross profit	101,946	92,454	193,039	165,741
Operating expenses:
Selling, general and administrative	80,614	66,523	153,885	125,086
Research and development	33,571	20,499	66,731	38,460
Total operating expenses	114,185	87,022	220,616	163,546
Operating income (loss)	(12,239)	5,432	(27,577)	2,195
Other income (expense), net:
Interest income and other, net	769	418	1,150	690
Interest expense	(1,537)	(1,509)	(3,053)	(3,015)
Change in fair value of common stock warrants	57	(272)	91	(962)
Total other expense, net	(711)	(1,363)	(1,812)	(3,287)
Income (loss) before income taxes	(12,950)	4,069	(29,389)	(1,092)
Income tax expense (benefit)	2,106	61	382	(56)
Net income (loss)	$(15,056)	$4,008	$(29,771)	$(1,036)
Other comprehensive income (loss):
Unrealized loss on short-term investments	$(1,124)	$(51)	$(3,641)	$(89)
Foreign currency translation loss	(97)	(26)	(25)	(102)
Comprehensive income (loss)	$(16,277)	$3,931	$(33,437)	$(1,227)

Net income (loss) per share, basic	$(0.23)	$0.06	$(0.47)	$(0.02)
Net income (loss) per share, diluted	$(0.24)	$0.06	$(0.47)	$(0.02)
Weighted average shares used to compute basic net income (loss) per share	64,077	62,717	63,979	62,583
Weighted average shares used to compute diluted net income (loss) per share	64,078	65,663	63,980	62,583
See accompanying notes to unaudited condensed consolidated financial statements.

TANDEM DIABETES CARE, INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(Unaudited)
(In thousands)

Three Months Ended June 30, 2022

	Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total Stockholders’ Equity
	Shares	Amount
Balance at March 31, 2022	63,941	$64	$1,089,689	$(3,061)	$(649,310)	$437,382
Exercise of stock options	70	—	2,615	—	—	2,615
Vesting of restricted stock units, net of shares withheld for taxes	66	—	(2,276)	—	—	(2,276)
Issuance of common stock for Employee Stock Purchase Plan	129	—	7,915	—	—	7,915
Exercise of common stock warrants	4	—	68	—	—	68
Stock-based compensation expense	—	—	20,157	—	—	20,157
Unrealized loss on short-term investments	—	—	—	(1,124)	—	(1,124)
Foreign currency translation adjustments	—	—	—	(97)	—	(97)
Net loss	—	—	—	—	(15,056)	(15,056)
Balance at June 30, 2022	64,210	$64	$1,118,168	$(4,282)	$(664,366)	$449,584

Six Months Ended June 30, 2022

	Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total Stockholders’ Equity
	Shares	Amount
Balance at December 31, 2021	63,833	$64	$1,068,259	$(616)	$(634,595)	$433,112
Exercise of stock options	172	—	6,398	—	—	6,398
Vesting of restricted stock units, net of shares withheld for taxes	70	—	(2,575)	—	—	(2,575)
Issuance of common stock for Employee Stock Purchase Plan	129	—	7,915	—	—	7,915
Exercise of common stock warrants	6	—	83	—	—	83
Stock-based compensation expense	—	—	38,088	—	—	38,088
Unrealized loss on short-term investments	—	—	—	(3,641)	—	(3,641)
Foreign currency translation adjustments	—	—	—	(25)	—	(25)
Net loss	—	—	—	—	(29,771)	(29,771)
Balance at June 30, 2022	64,210	$64	$1,118,168	$(4,282)	$(664,366)	$449,584
See accompanying notes to unaudited condensed consolidated financial statements.

Three Months Ended June 30, 2021

	Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Total Stockholders’ Equity
	Shares	Amount
Balance at March 31, 2021	62,571	$63	$968,450	$106	$(655,205)	$313,414
Exercise of stock options	252	—	8,172	—	—	8,172
Vesting of restricted stock units, net of shares withheld for taxes	29	—	(867)	—	—	(867)
Issuance of common stock for Employee Stock Purchase Plan	100	—	6,317	—	—	6,317
Stock-based compensation expense	—	—	15,118	—	—	15,118
Unrealized loss on short-term investments	—	—	—	(51)	—	(51)
Foreign currency translation adjustments	—	—	—	(26)	—	(26)
Net income	—	—	—	—	4,008	4,008
Balance at June 30, 2021	62,952	$63	$997,190	$29	$(651,197)	$346,085

Six Months Ended June 30, 2021

	Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Total Stockholders’ Equity
	Shares	Amount
Balance at December 31, 2020	62,335	$62	$1,025,233	$220	$(659,210)	$366,305
Effect of change in accounting for convertible senior notes (1)	—	—	(85,803)	—	9,049	(76,754)
Exercise of stock options	363	1	11,307	—	—	11,308
Vesting of restricted stock units, net of shares withheld for taxes	29	—	(867)	—	—	(867)
Issuance of common stock for Employee Stock Purchase Plan	100	—	6,317	—	—	6,317
Exercise of common stock warrants	125	—	437	—	—	437
Fair value of common stock warrants at time of exercise	—	—	12,434	—	—	12,434
Stock-based compensation expense	—	—	28,132	—	—	28,132
Unrealized loss on short-term investments	—	—	—	(89)	—	(89)
Foreign currency translation adjustments	—	—	—	(102)	—	(102)
Net loss	—	—	—	—	(1,036)	(1,036)
Balance at June 30, 2021	62,952	$63	$997,190	$29	$(651,197)	$346,085
(1) The Company adopted ASU No. 2020-06, Accounting for Convertible Instruments and Contracts in an Entity’s Own Equity, effective January 1, 2021 (see Note 2, “Summary of Significant Accounting Policies”).
See accompanying notes to unaudited condensed consolidated financial statements.

TANDEM DIABETES CARE, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(In thousands)

	Six Months Ended June 30,
	2022	2021
Operating Activities
Net loss	$(29,771)	$(1,036)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization expense	7,181	6,925
Amortization of debt issuance costs	896	859
Provision for expected credit losses	1,990	874
Provision for inventory obsolescence	641	211
Change in fair value of common stock warrants	(91)	962
Amortization of premium (discount) on short-term investments	1,799	(306)
Stock-based compensation expense	38,241	27,924
Other	262	(106)
Changes in operating assets and liabilities:
Accounts receivable, net	4,922	1,046
Inventories	(20,352)	(2,965)
Prepaid and other current assets	1,524	411
Other long-term assets	(901)	(159)
Accounts payable & Accrued expenses	20,193	11,957
Employee-related liabilities	(16,126)	2,318
Deferred revenue	2,934	5,288
Operating leases & Other current liabilities	7,443	1,170
Other long-term liabilities	(84)	2,207
Net cash provided by operating activities	20,701	57,580
Investing Activities
Purchases of short-term investments	(229,719)	(385,580)
Proceeds from maturities of short-term investments	238,862	308,607
Proceeds from sales of short-term investments	17,686	20,788
Purchases of property and equipment	(14,760)	(5,339)
Acquisition of intangible assets and equity investments	(515)	(9,331)
Net cash provided by (used in) investing activities	11,554	(70,855)
Financing Activities
Proceeds from issuance of common stock under Company stock plans, net	11,738	16,758
Proceeds from exercise of common stock warrants	83	438
Other financing activities	(270)	—
Net cash provided by financing activities	11,551	17,196
Effect of foreign exchange rate changes on cash	(21)	44
Net increase in cash and cash equivalents	43,785	3,965
Cash and cash equivalents at beginning of period	71,181	94,613
Cash and cash equivalents at end of period	$114,966	$98,578
Supplemental disclosures of cash flow information
Income taxes paid	$162	$197
Supplemental schedule of non-cash investing and financing activities
Operating lease right-of-use assets obtained in exchange for operating lease obligations	$110,515	$15,087
Purchase of property and equipment included in accounts payable	$1,255	$452
Intangible costs in accounts payable and other long-term liabilities	$515	$1,029
See accompanying notes to unaudited condensed consolidated financial statements.

TANDEM DIABETES CARE, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
1. Organization and Basis of Presentation
The Company
Tandem Diabetes Care, Inc. is a medical device company focused on the design, development and commercialization of technology solutions for people living with diabetes. Tandem Diabetes Care, Inc. is incorporated in the state of Delaware. Unless the context requires otherwise, the terms the “Company” or “Tandem” refer to Tandem Diabetes Care, Inc., together with its wholly-owned subsidiaries in the United States, Canada and the Netherlands.
The Company manufactures, sells and supports insulin pump products that are designed to address the evolving needs and preferences of differentiated segments of the insulin-dependent diabetes market. The Company’s manufacturing, sales and support activities principally focus on the t:slim X2 Insulin Delivery System (t:slim X2), the Company’s flagship pump platform which has an advanced algorithm for managing insulin delivery, and is designed to display continuous glucose monitoring (CGM) sensor information directly on the pump home screen. The Company’s insulin pump products are compatible with other complementary digital health offerings, such as the t:connect mobile app and cloud-based diabetes management application (t:connect), and the Tandem Device Updater, a Mac and PC-compatible tool which offers and supports remote updates of the Company’s insulin pump software from a personal computer. The Company’s insulin pump products are generally considered durable medical equipment and have an expected lifespan of at least four years. In addition to insulin pumps, the Company sells disposable products that are used together with the pumps and are replaced every few days, including cartridges for storing and delivering insulin, and infusion sets that connect the insulin pump to a user’s body, as well as other accessories for enhanced usability.
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
The functional currency of the Company’s foreign subsidiaries is their respective local currency. The Company translates the financial statements of its foreign subsidiaries into U.S. dollars using period-end exchange rates for assets and liabilities and average exchange rates for each period for revenue, costs and expenses. Translation related adjustments are included in other comprehensive income (loss), and in accumulated other comprehensive income (loss) in the stockholders’ equity section of the Company’s condensed consolidated balance sheets. Foreign exchange gains or losses resulting from balances denominated in a currency other than the functional currency are recognized in interest income and other, net in the Company’s condensed consolidated statements of operations.
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

2. Summary of Significant Accounting Policies
There have been no material changes to the Company’s significant accounting policies during the six months ended June 30, 2022, as compared to those disclosed in the Company’s 2021 Annual Report.
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
Accounts Receivable
The Company grants credit to various customers in the ordinary course of business and is paid directly by customers who use its products, distributors and third-party insurance payors. The Company maintains an allowance for its current estimate of expected credit losses. Provisions for expected credit losses are estimated based on historical experience, assessment of specific risk, review of outstanding invoices, forecasts about the future, and various assumptions and estimates that are believed to be reasonable under the circumstances, including credit risks as a result of the coronavirus pandemic (COVID-19 global pandemic). Uncollectible accounts are written off against the allowance after appropriate collection efforts have been exhausted and when it is deemed that a balance is uncollectible.
Fair Value of Financial Instruments
The carrying amounts of cash and cash equivalents, accounts receivable, accounts payable, accrued expenses, and employee-related liabilities are reasonable estimates of their fair values because of the short-term nature of these assets and liabilities. Short-term investments are carried at fair value. The carrying value and estimated fair value of certain of the Company’s common stock warrants was determined using the Black-Scholes pricing model as of June 30, 2022 and December 31, 2021 (see Note 5, “Fair Value Measurements”).
The Company’s convertible senior notes are carried at amortized cost on the condensed consolidated balance sheets (see Note 7, “Debt”). The Company measures the fair value of its convertible senior notes for disclosure purposes. The Company estimated the fair value of its convertible senior notes to be $269.5 million and $430.0 million at June 30, 2022 and December 31, 2021, respectively, based on Level 2 quoted market prices as of those dates.
Operating Lease Right-of-Use Assets and Liabilities
Operating lease right-of-use assets represent the Company’s right to use an underlying asset for the lease term and lease liabilities represent its obligation to make lease payments arising from the lease. Operating lease right-of-use assets and liabilities are recognized when the Company takes possession of the leased property (the Commencement Date) based on the present value of lease payments over the lease term. For lease agreements entered into or reassessed after the adoption of ASC 842 Leases, the Company combines lease and non-lease components. Rent expense on noncancelable leases containing known future scheduled rent increases is recorded on a straight-line basis over the term of the respective leases beginning on the Commencement Date. The difference between rent expense and rent paid is accounted for as a component of operating lease right-of-use assets on the Company’s consolidated balance sheets. Landlord improvement allowances and other similar lease incentives are recorded as a reduction of the right-of-use leased assets, and are amortized on a straight-line basis as a reduction to operating lease costs.
Cost Basis Equity Investment

The Company made an $8.1 million equity investment in a private company in the second quarter of 2021, which represented less than 5% of the outstanding equity of that company as of the date of investment. The investment is recorded using the cost minus impairment, if any, adjusted for changes in observable prices and is included as a component of other long-term assets on the consolidated balance sheets. The Company monitors this investment to evaluate whether any increase or decline in its value has occurred, based on the implied value of recent company financings, public market prices of comparable companies and general market conditions.

Intangible Assets Subject to Amortization
Finite-lived intangible assets are recorded at cost, net of accumulated amortization and, if applicable, impairment charges. Amortization of finite-lived intangible assets is recognized over their estimated useful lives on a straight-line basis. The Company reviews its finite-lived intangible assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. The Company did not recognize any impairment losses during the six months ended June 30, 2022 and 2021.
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
The following table provides a reconciliation of the changes in product warranty liabilities for the three and six months ended June 30, 2022 and 2021 (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Balance at beginning of the period	$30,444	$23,169	$30,401	$22,075
Provision for warranties issued during the period	7,279	8,020	14,480	13,916
Settlements made during the period	(5,687)	(4,751)	(11,708)	(9,007)
Decrease in warranty estimates	(132)	(770)	(1,269)	(1,316)
Balance at end of the period	$31,904	$25,668	$31,904	$25,668

As of June 30, 2022 and December 31, 2021, total product warranty reserves were included in the following consolidated balance sheet accounts (in thousands):

	June 30, 2022	December 31, 2021
Other current liabilities	$14,663	$13,076
Other long-term liabilities	17,241	17,325
Total warranty reserve	$31,904	$30,401

Stock-Based Compensation
Stock-based compensation cost is measured at the grant date based on the estimated fair value of the award, and the portion that is ultimately expected to vest is recognized as compensation expense over the requisite service period on a straight-line basis. The Company estimates the fair value of stock options issued under the Company’s Amended and Restated 2013 Stock Incentive Plan (2013 Plan) and the fair value of the employees’ purchase rights under the Company’s 2013 Employee Stock Purchase Plan (ESPP) using the Black-Scholes option-pricing model on the date of grant. The Black-Scholes option-pricing model requires the use of assumptions about a number of variables, including stock price volatility, expected term, dividend yield and risk-free interest rate (see Note 8, “Stockholders’ Equity”). The fair value of restricted stock unit (RSU) awards issued under the 2013 Plan that vest solely based on service is estimated based on the fair market value of the underlying stock on the date of grant. The fair value of RSU awards issued under the 2013 Plan that vest based upon the Company’s actual performance relative to predefined performance metrics, and the awardee’s continuing service through the measurement date, is estimated based on the fair market value of the underlying stock on the date of grant and the probability that the specified performance criteria will be met. At each reporting period, the Company reassesses the probability of the achievement of such performance metrics. Any expense change resulting from an adjustment in the estimated shares to be released is recorded in the period of adjustment.
Net Income (Loss) Per Share
Basic net income (loss) per share is calculated by dividing the net income or loss by the weighted average number of common shares outstanding for the period, without consideration for common stock equivalents. Diluted net income (loss) per share reflects the potential dilution that would occur if securities exercisable for or convertible into common stock were exercised for or converted into common stock. Dilutive common share equivalents are comprised of stock options and unvested RSUs outstanding under the Company’s stock plans, potential awards to be granted pursuant to the ESPP, and common stock warrants, each calculated using the treasury stock method; and shares issuable upon conversion of the convertible senior notes calculated using the if-converted method. For common stock warrants that are recorded as a liability in the accompanying condensed consolidated balance sheets, the calculation of diluted loss per share requires that, to the extent the average market price of the underlying shares for the reporting period exceeds the exercise price of the warrants and the presumed exercise of the warrants is dilutive to loss per share for the period, an adjustment is made to net loss used in the calculation to remove the change in fair value of the warrants from the numerator for the period. Likewise, an adjustment to the denominator is required to reflect the related dilutive shares, if any, under the treasury stock method. For the three and six months ended June 30, 2022, the net loss used in the calculation of diluted net loss per share was increased by $0.1 million and $0.1 million, respectively, to remove the gain recognized from the change in fair value of certain common stock warrants based on the dilutive effect of assumed exercise, and the denominator was increased by 958 shares and 965 shares, respectively, calculated under the treasury stock method.
For the six months ended June 30, 2021, there was no difference in the weighted average number of shares used to calculate basic and diluted net loss per share due to the Company’s net loss position. For the three months ended June 30, 2021, the numerator and denominator of the diluted net income per share computation were calculated as follows (in thousands):

Three Months Ended June 30, 2021
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
Potentially dilutive securities outstanding and not included in the calculation of diluted net loss per share (because inclusion would be anti-dilutive) are as follows (in thousands, in common stock equivalent shares):

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Options to purchase common stock	1,235	—	1,327	5,136
Unvested restricted stock units	980	—	765	170
Warrants to purchase common stock	195	30	195	251
Awards granted under the ESPP	11	—	6	4
Convertible senior notes (if-converted)	2,554	2,554	2,554	2,554
	4,975	2,584	4,847	8,115
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

3. Short-Term Investments
The Company invests in marketable securities primarily consisting of debt instruments of the U.S. Government, U.S. Government-sponsored enterprises, and financial institutions and corporations with strong credit ratings. The following represents a summary of the estimated fair value of short-term investments at June 30, 2022 and December 31, 2021 (in thousands):

At June 30, 2022	Amortized Cost	Gross Unrealized Gain	Gross Unrealized Loss	Estimated Fair Value
Available-for-sale securities:
U.S. Treasury securities	$281,783	$4	$(3,364)	$278,423
Commercial paper	147,872	4	(225)	147,651
Corporate debt securities	49,515	—	(215)	49,300
U.S. Government-sponsored enterprises	42,948	1	(458)	42,491
Supranational bonds	2,512	—	(12)	2,500
Total	$524,630	$9	$(4,274)	$520,365

At December 31, 2021	Amortized Cost	Gross Unrealized Gain	Gross Unrealized Loss	Estimated Fair Value
Available-for-sale securities:
U.S. Treasury securities	$222,206	$—	$(482)	$221,724
Commercial paper	218,391	14	(24)	218,381
Corporate debt securities	58,881	—	(45)	58,836
U.S. Government-sponsored enterprises	50,773	1	(88)	50,686
Supranational bonds	3,003	—	—	3,003
Total	$553,254	$15	$(639)	$552,630

The contractual maturities of available-for-sale debt securities as of June 30, 2022, were as follows (in thousands):

	Years to Maturity
At June 30, 2022	Within One Year	One to Two Years	Estimated Fair Value
U.S. Treasury securities	$256,417	$22,006	$278,423
Commercial paper	147,651	—	147,651
Corporate debt securities	38,538	10,762	49,300
U.S. Government-sponsored enterprises	40,495	1,996	42,491
Supranational bonds	2,500	—	2,500
Total	$485,601	$34,764	$520,365

The Company has classified all marketable securities, regardless of maturity, as short-term investments based upon the Company’s ability and intent to use any of those marketable securities to satisfy the Company’s liquidity requirements.

The Company reviews the portfolio of available-for-sale debt securities quarterly to determine if any investment is impaired due to changes in credit risk or other potential valuation concerns. Unrealized losses on available-for-sale debt securities at June 30, 2022 were primarily due to the recent increase in market interest rates. The Company does not intend to sell the available-for-sale debt securities that are in an unrealized loss position, and it is not more likely than not that the Company will be required to sell these debt securities before recovery of their amortized cost bases, which may be at maturity. Based on the credit quality of the available-for-sale debt securities in an unrealized loss position, and the Company’s estimates of future cash flows to be collected from those securities, the Company believes the unrealized losses are not credit losses. Accordingly, the Company did not recognize any impairment losses related to its available-for-sale debt securities at June 30, 2022.

4. Composition of Certain Financial Statement Items
Accounts Receivable
Accounts receivable, net consisted of the following at June 30, 2022 and December 31, 2021 (in thousands):

	June 30, 2022	December 31, 2021
Accounts receivable	$108,363	$114,974
Less: allowance for credit losses	(4,600)	(4,249)
Accounts receivable, net	$103,763	$110,725

Allowance for Credit Losses
The following table provides a reconciliation of the changes in the allowance for estimated accounts receivable credit losses for the three and six months ended June 30, 2022 and 2021 (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Balance at beginning of the period	$4,344	$3,559	$4,249	$3,857
Provision for expected credit losses	1,144	731	1,990	874
Write-offs and adjustments, net of recoveries	(888)	(617)	(1,639)	(1,058)
Balance at end of the period	$4,600	$3,673	$4,600	$3,673

Inventories
Inventories consisted of the following at June 30, 2022 and December 31, 2021 (in thousands):

	June 30, 2022	December 31, 2021
Raw materials	$34,786	$26,911
Work-in-process	15,616	16,612
Finished goods	37,696	25,028
Total inventories	$88,098	$68,551

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

The following table presents information about the Company’s financial assets and liabilities measured at fair value on a recurring basis as of June 30, 2022 and December 31, 2021, and indicates the fair value hierarchy of the valuation techniques utilized by the Company to determine such fair value (in thousands):

	Fair Value Measurements at June 30, 2022
	Total	Level 1	Level 2	Level 3
Assets
Cash equivalents(1)	$57,720	$57,720	$—	$—
U.S. Treasury securities	278,423	278,423	—	—
Commercial paper	147,651	—	147,651	—
Corporate debt securities	49,300	—	49,300	—
U.S. Government-sponsored enterprises	42,491	—	42,491	—
Supranational bonds	2,500	—	2,500	—
Total assets	$578,085	$336,143	$241,942	$—
Liabilities
Common stock warrants(2)	$56	$—	$—	$56
Total liabilities	$56	$—	$—	$56

	Fair Value Measurements at December 31, 2021
	Total	Level 1	Level 2	Level 3
Assets
Cash equivalents(1)	$48,286	$48,286	$—	$—
U.S. Treasury securities	221,724	221,724	—	—
Commercial paper	218,381	—	218,381	—
Corporate debt securities	58,836	—	58,836	—
U.S. Government-sponsored enterprises	50,686	—	50,686	—
Supranational bonds	3,003	—	3,003	—
Total assets	$600,916	$270,010	$330,906	$—
Liabilities
Common stock warrants(2)	$147	$—	$—	$147
Total liabilities	$147	$—	$—	$147
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
The Company's Level 3 liabilities at June 30, 2022 and December 31, 2021 included the remaining Series A warrants issued by the Company in connection with the public offering of common stock in October 2017. The Series A warrants, which expire in October 2022, provide holders the right to purchase shares of the Company’s common stock at an exercise price of $3.50 per share. As of June 30, 2022 and December 31, 2021, there were Series A warrants outstanding to purchase 1,000 shares of the Company’s common stock (see Note 8, “Stockholders’ Equity”).

The Company reassesses the fair value of the outstanding Series A warrants at each reporting date utilizing a Black-Scholes pricing model. Variables used in the pricing model include the closing market price of the Company’s common stock at the balance sheet date, as well as estimated stock price volatility, dividend yield, remaining warrant term and risk-free interest rate. A significant increase (decrease) in any of these inputs in isolation, particularly the market price of the Company’s common stock, would have resulted in a significantly higher (lower) fair value measurement. The assumptions used to estimate the fair values of the outstanding Series A warrants at June 30, 2022 and December 31, 2021 are presented below:

	Series A Warrants
	June 30, 2022	December 31, 2021
Risk-free interest rate	1.9%	0.3%
Dividend yield	0.0%	0.0%
Expected volatility	63.3%	39.1%
Expected term (in years)	0.3	0.8
The following table presents a summary of changes in the fair value of the Company’s Level 3 financial liabilities for the six months ended June 30, 2022 and 2021 (in thousands):

	Six Months Ended June 30,
	2022	2021
Balance at beginning of period	$147	$14,261
(Gain) loss recognized from the change in fair value of common stock warrants	(91)	962
Common stock warrants exercised during the period	—	(12,434)
Balance at end of period	$56	$2,789
6. Leases
The Company's leases consist of operating leases for general office space, research and development, manufacturing and warehouse facilities, and equipment. These noncancellable operating leases have initial lease terms from two years to thirteen years. Leases with an initial term of 12 months or less (Short-term Lease) are expensed as incurred and are not recorded as right-of-use leased assets on the Company’s condensed consolidated balance sheets. The Company is required to recognize operating lease right-of-use assets and liabilities, and begin recording lease expense when the Company takes possession of the leased property (the Commencement Date). The Company recognizes lease expense for these leases on a straight-line basis over the lease term. Because the Company’s leases do not provide an implicit interest rate, the Company uses its incremental borrowing rate based on the information available at the lease Commencement Date to determine the operating lease right-of-use assets and liabilities based on the present value of future lease payments over the lease term. The Company used the incremental borrowing rate on January 1, 2019 for operating leases that commenced prior to that date.
Certain leases include an option to renew, with renewal terms that can extend the lease term for additional periods. The exercise of lease renewal options is at the Company’s sole discretion. For renewal options that are reasonably certain at the lease Commencement Date of being exercised, the Company includes the renewal option period in the lease term.
Vista Sorrento Lease
In March 2021, the Company entered into a second amendment (Second Amendment) to its lease agreement for office space located on Vista Sorrento Parkway in San Diego, California (Vista Sorrento Lease) covering 59,013 square feet of general administrative office space (Existing Premises). The Second Amendment expanded the Existing Premises by adding 14,916 square feet of general administrative office space (Expansion Space), and extended the lease term for the Existing Premises through January 2028. The Expansion Space lease Commencement Date occurred in March 2021, and the lease term expires in January 2028. The Company has two options to extend the term of the Vista Sorrento Lease, covering both the Existing Premises and the Expansion Space, with each option providing for an additional period of five years. The Vista Sorrento Lease term was determined assuming the renewal options would not be exercised. The Company recognized operating lease right-of-use assets and corresponding operating lease liabilities of $15.1 million on the condensed consolidated balance sheet in the first quarter of 2021 related to the Second Amendment.

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
The initial base rent for the Tech Center Lease is approximately $906,000 per month beginning on the Phase I Rent Commencement Date, and the base rent increases by approximately $255,000 per month on the Phase II Rent Commencement Date. The monthly base rent will increase by 3.0% on each annual anniversary of the respective Rent Commencement Date. In addition to the monthly base rent, the Company is required to pay its proportionate share of certain ongoing operating expenses throughout the duration of the lease. No base rent, other than the proportionate share of operating expenses, will be due for the Phase I portion of the Premises for months two through nine following the Phase I Rent Commencement Date, and for the Phase II portion of the Premises for months two through five following the Phase II Rent Commencement Date. The Company recognized operating lease right-of-use assets and corresponding operating lease liabilities of $107.5 million on the condensed consolidated balance sheet on the Phase I Commencement Date in the first quarter of 2022.
High Bluff Lease
In May 2021, the Company entered into a lease agreement for approximately 31,372 square feet of general office space located on High Bluff Drive, in San Diego, California (High Bluff Lease). The High Bluff Lease is a direct lease agreement for property the Company previously occupied subject to a sublease agreement. The lease term began in April 2022 following the termination of the High Bluff sublease in March 2022, and is scheduled to expire in March 2024. The Company recognized operating lease right-of-use assets and corresponding operating lease liabilities of $3.0 million on the condensed consolidated balance sheet on the Commencement Date in the second quarter of 2022.
Supplemental Lease Disclosure Information
The Company’s lease costs recorded in the condensed consolidated statements of operations were as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Operating lease cost	$5,061	$2,197	$8,189	$4,203
Short-term lease cost	37	22	71	44
Total lease cost	$5,098	$2,219	$8,260	$4,247

Maturities of operating lease liabilities at June 30, 2022 were as follows (in thousands):

Years Ending December 31,
2022 (remaining)	$5,086
2023	14,399
2024	17,460
2025	17,475
2026	17,528
Thereafter	120,235
Total undiscounted lease payments	192,183
Less: amount representing interest	(52,456)
Present value of operating lease liabilities	139,727
Less: current portion of operating lease liabilities	(9,925)
Operating lease liabilities - long-term	$129,802
The weighted-average remaining lease term and weighted-average discount rate for operating leases were as follows:

	June 30, 2022	December 31, 2021
Weighted-average remaining lease term (in years)	11.0	5.0
Weighted-average discount rate used to determine operating lease liabilities	5.3%	5.6%

Cash paid for amounts included in the measurement of lease liabilities, representing operating cash flows from operating leases, was $5.9 million and $4.7 million for the six months ended June 30, 2022 and 2021, respectively.
Leases For Which Accounting Has Not Yet Commenced
Tech Center Lease - Phase II
As of June 30, 2022, the Commencement Date for Phase II of the Tech Center Lease had not yet occurred. Accordingly, the condensed consolidated balance sheet at June 30, 2022 does not include operating lease right-of-use assets and operating lease liabilities, and the condensed consolidated statements of operations for the three and six months ended June 30, 2022 do not include any lease costs, related to Phase II of the Tech Center Lease. In addition, the above disclosures of the Company’s lease costs, maturities of operating lease liabilities, and the weighted-average remaining lease term and weighted-average discount rate, do not include any amounts related to Phase II of the Tech Center Lease.
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

The Notes are convertible into cash, shares of the Company’s common stock, or a combination of cash and shares of the Company’s common stock, at the Company’s election, at an initial conversion rate of 8.8836 shares of common stock per $1,000 principal amount of the Notes, which is equivalent to an initial conversion price of $112.57 (Conversion Price) per share of the Company’s common stock. The conversion rate is subject to customary adjustments for certain events as described in the Indenture governing the Notes. The Company expects to settle conversions through a combination settlement, which involves payment in cash equal to the principal portion and delivery of shares of common stock for the excess of the conversion value over the principal portion.

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
The net carrying amount of the Notes on the condensed consolidated balance sheets consisted of the following (in thousands):

	June 30, 2022	December 31, 2021
Principal amount	$287,500	$287,500
Unamortized debt issuance costs	(5,155)	(6,033)
Net carrying amount	$282,345	$281,467

As of June 30, 2022, the unamortized debt issuance costs of $5.2 million associated with the Notes will be amortized to interest expense, at an effective interest rate of 2.2% over the remaining period of approximately three years.

The following table details interest expense related to the Notes recognized for the three and six months ended June 30, 2022 and 2021 (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Contractual interest expense	$1,078	$1,078	$2,156	$2,156
Amortization of debt issuance costs	458	431	896	859
Total interest expense	$1,536	$1,509	$3,052	$3,015

The Notes will have a dilutive effect to the extent the average market price per share of common stock for a given reporting period exceeds the conversion price of $112.57. As of June 30, 2022, the if-converted value of the Notes did not exceed the principal amount. As of December 31, 2021, the if-converted value of the Notes exceeded the principal amount by $96.9 million.

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

For accounting purposes, the Capped Call Transactions are separate transactions, and not part of the terms of the Notes, while they are integrated for federal tax purposes. As these transactions met certain criteria under the applicable accounting guidance, the Capped Call Transactions were recorded in stockholders' equity and were not accounted for as derivatives. The cost of the Capped Call Transactions was recorded as a reduction of the Company’s additional paid-in capital in the Company’s condensed consolidated balance sheet and will not be remeasured.

Line of Credit

On May 18, 2022, the Company entered into a three-year Revolving Line of Credit Agreement, that provides the Company with an available principal borrowing amount of $100.0 million (the Line of Credit). The Line of Credit allows the Company to request advances thereunder, and to use the proceeds of such advances for general corporate purposes, including working capital and capital expenditures. The Line of Credit matures on the earlier of (i) May 18, 2025 or (ii) the Springing Maturity Date, unless renewed at maturity upon approval by the Company’s board of directors and the lender. The Springing Maturity Date is any date during the 91 days prior to the May 1, 2025 maturity date of the Company’s Convertible Senior Notes, that the Company does not satisfy a predefined liquidity threshold. During the term of the Line of Credit, the Company is required to maintain compliance with two financial maintenance covenants: a minimum consolidated interest coverage ratio and a maximum consolidated net leverage ratio. The Company was in compliance with these financial maintenance covenants as of June 30, 2022. The Line of Credit is secured by a first priority security interest in substantially all of the assets of the Company and its subsidiaries.
Advances drawn under the Line of Credit bear interest at an annual rate of (1) the SOFR Rate (as defined in the Line of Credit); plus (2) an applicable credit spread adjustment ranging from 0.10% to 0.25%; plus (3) an applicable margin ranging from 1.25% to 2.00%, and each advance will be payable on the Maturity Date with the interest on outstanding advances payable quarterly. The Credit Agreement also includes a commitment fee ranging from 0.20% to 0.35% per annum on the average daily unused amount of the Line of Credit, payable quarterly. The Company may, at its option, prepay any borrowings under the Line of Credit, in whole or in part at any time prior to the maturity date, without premium or penalty. As of June 30, 2022, the Company had no outstanding borrowings under the Line of Credit.

8. Stockholders’ Equity
Shares Reserved for Future Issuance
The following shares of the Company's common stock were reserved for future issuance at June 30, 2022 (in thousands):

Shares reserved for issuance upon conversion of Convertible Senior Notes	2,554
Shares underlying outstanding warrants	196
Shares underlying outstanding stock options	4,655
Shares underlying unvested restricted stock units	1,474
Shares authorized for issuance pursuant to awards granted under the ESPP	1,087
Shares authorized for future equity award grants	436
Total	10,402
Common Stock Warrants

Warrants outstanding to purchase shares of the Company's common stock as of June 30, 2022 were as follows:

Issue Date	Exercise Price Per Share	Warrants Outstanding	Expiration Date of Warrants Outstanding
October 2017	$3.50	1,000	October 2022
March 2017	$23.50	193,788	March 2027
July 2012 - August 2012	$73.73	1,359	July 2022 - August 2022
		196,147
Each warrant allows the holder to purchase one share of the Company's common stock at the exercise price per share of the respective warrant. The Company issued 3,843 and 5,678 shares of its common stock, respectively, upon the exercise of warrants during the three and six months ended June 30, 2022, and 522 and 125,522 shares of its common stock, respectively, upon the exercise of warrants during the three and six months ended June 30, 2021.
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
Stock-Based Compensation
Common Stock Options
Common stock options have an exercise price equal to the closing price of the Company's common stock on the applicable grant date, and have a maximum term of ten years. Stock options granted prior to the second quarter of 2022, generally vest over a four-year period as to 25% of the underlying shares on the first anniversary of the grant date, with the balance of the options vesting monthly over the following three years. Stock options granted during the second quarter of 2022 and thereafter vest over a three-year period as to 33% of the underlying shares on the first anniversary of the grant date, with the balance of the options vesting monthly over the following two years.

The Company estimates the fair value of stock options using the Black-Scholes option-pricing model on the grant date. The total number of common stock options granted and the respective assumptions used in the Black-Scholes option-pricing model were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Stock options granted	83,008	239,608	83,008	355,008
Weighted average grant date fair value (per share)	$42.16	$54.92	$42.16	$56.89
Risk-free interest rate	2.7%	1.1%	2.7%	1.0%
Dividend yield	0.0%	0.0%	0.0%	0.0%
Expected volatility	72.0%	74.9%	72.0%	75.1%
Expected term (in years)	5.8	6.1	5.8	6.1
Restricted Stock Units
Restricted stock units (RSUs) have a grant value equal to the closing price of the Company’s common stock on the award date. RSUs granted prior to March 2022, generally vest over a four-year period based on continued service to the Company as to 25% of the underlying shares on the first anniversary of the award, with the balance of the RSUs vesting quarterly over the following three years. RSUs granted in March 2022 and thereafter vest over a three-year period based on continued service to the Company as to 33% of the underlying shares on the first anniversary of the award, with the balance of the RSUs vesting quarterly over the following two years. In addition, the Company granted 53,662 performance-based RSUs, during the three and six month periods ended June 30, 2022 and 25,674 performance-based RSUs, during the three and six month periods ended June 30, 2021. The performance-based RSUs have a grant value equal to the closing price of the Company’s common stock on the award date, and vest upon the Company’s actual performance relative to predefined performance metrics and subject to the awardee’s continuing service through the December 31, 2024 measurement date.
The total number of RSUs granted, which includes performance-based RSUs, and the respective weighted average grant date fair value were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
RSUs granted	820,173	339,386	1,007,249	342,594
Weighted average grant date fair value (per share)	$66.88	$82.31	$74.88	$82.41
Employee Stock Purchase Plan
The Company records stock-based compensation expense associated with the ESPP using the Black-Scholes option-pricing model. Valuations are performed on the grant date at the beginning of the purchase period, which generally occurs in May and November of each year. The assumptions used in the Black-Scholes option-pricing model for the ESPP were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Weighted average grant date fair value (per share)	$26.57	$29.24	$26.57	$29.24
Risk-free interest rate	2.2%	0.1%	2.2%	0.1%
Dividend yield	0.0%	0.0%	0.0%	0.0%
Expected volatility	47.1%	47.5%	47.1%	47.5%
Expected term (in years)	1.3	1.3	1.3	1.3

The following table summarizes the allocation of stock-based compensation expense included in the condensed consolidated statements of operations for all stock-based compensation arrangements (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Cost of sales	$1,900	$1,591	$3,747	$3,067
Selling, general and administrative	13,732	10,881	25,586	20,292
Research and development	4,498	2,505	8,908	4,565
Total stock-based compensation expense	$20,130	$14,977	$38,241	$27,924
The total stock-based compensation expense capitalized as part of the cost of the Company’s inventories was $0.8 million at June 30, 2022, and $1.0 million at December 31, 2021.
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
10. Income Taxes
For the three and six months ended June 30, 2022, the Company recognized income tax expense of $2.1 million and $0.4 million, respectively, on a pre-tax loss of $13.0 million and $29.4 million, respectively. The Company calculated the provision for income taxes for the three and six months ended June 30, 2022, using the discrete effective tax rate method as the annual effective tax rate method would not provide a reliable estimate. Income tax expense for the three months ended June 30, 2022 was primarily attributable to the change from the annual effective tax rate method used in the first quarter of 2022 to the discrete effective tax rate method, and state and foreign income tax expense as a result of current taxable income in certain jurisdictions. Income tax expense for the six months ended June 30, 2022 was primarily attributable to state and foreign income tax expense as a result of current taxable income in certain jurisdictions.
For the three and six months ended June 30, 2021, the Company recognized income tax expense of $0.1 million on a pre-tax income of $4.1 million, and an income tax benefit of $0.1 million on a pre-tax loss of $1.1 million respectively. The Company calculated the provision (benefit) for income taxes for the three and six months ended June 30, 2021, by applying an estimate of the annual effective tax rate for the full year to ordinary income (loss) adjusted by the tax impact of discrete items. The income tax benefit for the six months ended June 30, 2021 was primarily attributable to the pre-tax loss position, partially offset by state and foreign income tax expense as a result of current taxable income in certain jurisdictions.
The Company continues to maintain a full valuation allowance against its net deferred tax assets as of June 30, 2022, based on the current assessment that it is not more likely than not these future benefits will be realized before expiration.

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
Revenues by Geographic Region and Customer Sales Channel
During the three and six months ended June 30, 2022 and 2021, no individual country outside the United States generated revenue that represented more than 10% of total revenue. The table below sets forth revenues for the Company’s two primary geographical markets, based on the geographic location to which its products are shipped (in thousands).

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
United States	$145,667	$127,580	$276,950	$230,919
Outside the United States	54,595	44,559	99,219	82,257
Total Sales	$200,262	$172,139	$376,169	$313,176
Sales to distributors accounted for 65% and 68% of the Company’s total United States sales for the three months ended June 30, 2022 and 2021, respectively, and 65% and 68% of the Company’s total United States sales for the six months ended June 30, 2022 and 2021, respectively. Sales to distributors accounted for 96% and 95% of the Company’s total sales outside the United States for the three months ended June 30, 2022 and 2021, respectively, and 96% and 95% of the Company’s total sales outside the United States for the six months ended June 30, 2022 and 2021, respectively.

12. Commitments and Contingencies
Legal and Regulatory Matters

In May 2020, the Company was named as a defendant in three California state court class action lawsuits arising from the same data breach. Collectively, these lawsuits seek statutory, compensatory, actual, and punitive damages; equitable relief, including restitution; pre- and post-judgment interest; injunctive relief; and attorney fees, costs, and expenses from the Company. On July 24, 2020, these three pending lawsuits were consolidated into a single case in the Superior Court of the State of California in the County of San Bernardino entitled Joseph Deluna et al v. Tandem Diabetes Care, Inc. The consolidated case alleges violations of the Confidentiality of Medical Information Act (CMIA), California Consumer Privacy Act (CCPA), California’s Unfair Competition Law (UCL), and breach of contract. The Company filed a demurrer seeking dismissal of all claims, which was heard by the Court on October 27, 2020, and which resulted in the following outcome: (i) the demurrer to the CMIA claim was denied; (ii) the demurrer to the CCPA claim was sustained; and (iii) the demurrer to the UCL and contract claims were sustained with leave to amend the pending complaint. A second demurrer was heard by the Court on March 29, 2021 with the following outcome: (i) the demurrer to the CMIA claim was denied; and (ii) the demurrer to the UCL and contract claims was sustained without leave to amend as to three of the named plaintiffs. The plaintiffs filed a motion for class certification on January 7, 2021 and the Company filed a motion for summary adjudication on plaintiffs’ CMIA claim on April 7, 2022. Both motions are fully briefed, and the Court’s order on each motion is pending. The Company anticipates the Court will hear argument on both motions in the third quarter of 2022, though not yet scheduled. Although the Company continues to vigorously defend against these claims, there is no guarantee that the Company will prevail. The Company presently is unable to determine the ultimate outcome of these lawsuits or determine the amount (or range) of possible losses associated with the lawsuits.

In September 2020, the Company was named as a defendant in a lawsuit entitled Buck Walsh, individually and on behalf of others similarly situated v. Tandem Diabetes Care, Inc., which was filed in the Superior Court of the State of California in the County of San Diego. The alleged violations include business and professions code and labor code violations for failure to compensate wages, unpaid meal and rest periods, and failure to reimburse for necessary business-related expenses. The case was brought as a class action and was later amended to also include a representative action under the California Private Attorney General Act, or PAGA. The class of plaintiffs includes hourly paid or non-exempt employees of the Company who were employed from April 6, 2016 through the date of adjudication. The parties recently agreed to resolve all claims in the lawsuit. The settlement of claims covered by the PAGA matter were approved by the Superior Court of the State of California in the County of San Diego on September 21, 2021 and settlement amounts were disbursed in 2021. In October 2021, a settlement of the class action related claims was preliminarily approved by an independent arbitrator mutually acceptable to both parties. The class action is intended to resolve the claims of the individual plaintiff, as well as the remaining members of the class, unless an individual class member submits a timely request for exclusion. The material terms of the settlement are set forth in a binding Memorandum of Agreement dated as of July 1, 2021, which was approved by the independent arbitrator on April 18, 2022. This lawsuit was resolved and closed upon disbursement of the settlement amount in May 2022.

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
Except as set forth above, as of June 30, 2022, there were no legal proceedings, regulatory matters, or other disputes or claims for which a material loss was considered probable or for which the amount (or range) of loss was reasonably estimable. However, regardless of the merits of the claims raised or the outcome, legal proceedings, regulatory matters, and other disputes and claims may have an adverse impact on the Company because of as a result of defense and settlement costs, diversion of management time and resources, and other factors.
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

Item 2.         Management’s Discussion and Analysis of Financial Condition and Results of Operations.
You should read the following discussion and analysis together with our financial statements and related notes in Part I, Item 1 of this Quarterly Report on Form 10-Q for the quarter ended June 30, 2022 (Quarterly Report).
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

Since our initial commercial launch, we have rapidly innovated and brought more products to market than our competitors. We have commercially launched seven insulin pump configurations in the United States since 2012 and three insulin pump configurations outside the United States since 2018. Today, our software-updatable t:slim X2 Insulin Delivery System (t:slim X2) hardware platform represents 100% of our new pump shipments. In the four-year period ended June 30, 2022, we shipped more than 375,000 insulin pumps, which is representative of our estimated global installed customer base, assuming the typical four-year reimbursement cycle. More than 265,000 of these pumps were shipped to customers in the United States and nearly 110,000 were shipped to more than 20 countries in which we operate outside the United States.

Our manufacturing, sales and support activities principally focus on our flagship pump platform, the t:slim X2 and our complementary product offerings. Our simple-to-use t:slim X2 is based on our proprietary technology platform and is the smallest durable insulin pump available in the United States. We have commercially offered two different automated insulin dosing (AID) algorithms on t:slim X2, including our Control-IQ technology, which is an advanced hybrid-closed loop feature, designed to help increase a user's time in their targeted glycemic range. It was the first system cleared by the U.S. Food and Drug Administration (FDA) to deliver automatic correction boluses in addition to adjusting insulin to help prevent high and low blood sugar based on continuous glucose monitoring (CGM) readings. Our Control-IQ technology launched in the United States in the first quarter of 2020, and is now available in all of the countries in which we operate. Our Control-IQ technology uses information from Dexcom Inc.’s (Dexcom) G6 sensor, which is the third generation of Dexcom CGM that we have integrated and commercially launched with our pump technology.

The t:slim X2 is unique in that it is the only pump on which remote software updates have been made commercially available in the United States. Now available in the countries we serve worldwide, our Tandem Device Updater (TDU), is a revolutionary tool that allows people to update their t:slim X2 software from a personal computer. This offering is a competitive advantage as it allows us to bring new features, such as our AID technology and CGM integration, to our customers faster than the industry has been able to do historically.

In February 2022, the FDA provided clearance for our t:slim X2 pump users to bolus insulin from a compatible smartphone. This is the first-ever FDA-cleared smartphone app capable of initiating insulin delivery on both iOS and Android operating systems. We launched our mobile bolus feature to all t:slim X2 users in the United States in July 2022, along with the pump software update to use this new feature, at no cost.

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

COVID-19 Global Pandemic Impact and Considerations

Our business has been impacted in a variety of ways since the onset of the COVID-19 global pandemic in early 2020, and will likely continue to be impacted for the remainder of 2022. Specific factors that have influenced our financial results and the way in which we operate include fluctuations in shelter-in-place restrictions, supply chain constraints, generalized labor shortages impacting global markets, the timing and extent of vaccine availability and surges in infection and hospitalization rates as new COVID variants have emerged. Most notably, our sales results reflected a high degree of variability across the quarters during this time, unlike historical seasonal trends. Our raw material costs and inventory levels have also fluctuated as we respond to supply chain constraints due to the timing of availability of components from the various suppliers we use to build our products. In addition, we experienced extended regulatory review timelines for new product submissions in the United States. Throughout this time, we have responded to each of these unique challenges, while prioritizing the health and safety of our employees and customers and working diligently to maintain a continuous supply of products, training and customer support.

Overall, we anticipate that our sales and operating results will continue to be impacted and subject to unpredictable variability. The full extent of the impact of the pandemic on our future business and operations is difficult to estimate and will depend on a number of factors including the scope and duration of the COVID-19 global pandemic, and the relative impact of COVID-19 on the business operations of our contract manufacturers, suppliers and competitors and any resulting changes to general economic conditions in the countries in which we operate and sell our products.

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
Mobi

Formerly referred to by its development name, t:sport, Tandem Mobi is approximately half the size of our t:slim X2 pump, and is being designed for people who seek even greater discretion and flexibility with the use of their insulin pump. In addition to being waterproof, Mobi’s features include a 200-unit cartridge, an on-pump bolus button, inductive charging, and an AID algorithm. We anticipate that Mobi will be our first insulin pump to support full pump-control from our mobile application.

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

Mobi: Tubeless

This offering is being developed to provide an alternative tubeless infusion site option for Mobi pump users. A goal of this design is to allow people living with diabetes to customize the way they wear their pump with each cartridge change to best suit their personal preferences and lifestyle.

Patch
Our patch pump design is in its early stages and is being developed for people living with diabetes who want a disposable tubeless solution.

Infusion Sets
Infusion sets provide additional choice and flexibility to people living with diabetes. Our goals for infusion set innovation focus on solutions that extend wear time and enhance user experience, while reducing occlusions, body burden and waste.
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
Insulin pumps in the markets we serve worldwide are generally subject to a four-year reimbursement cycle, imposed by the third-party insurance carrier, government plan or healthcare system that serves as the primary payor. In the past four years, we have shipped more than 375,000 insulin pumps worldwide, which is representative of our estimated global in-warranty installed customer base. Our estimated worldwide installed base has increased approximately 40% compared to the second quarter of 2021.
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

More than 265,000 of pumps were shipped to customers in the United States in the past four years, which aligns with the standard four-year warranty period. Pump shipments to customers in the United States by fiscal quarter for the last five years, which aligns more closely with our typical renewal cycle, were as follows:

	United States Pump Unit Shipments for Each of the Three Months Ended in Respective Years
	March 31	June 30	September 30	December 31	Total
2017	2,816	3,427	3,868	6,950	17,061
2018	4,444	5,447	7,379	12,935	30,205
2019	9,669	12,799	13,814	17,453	53,735
2020	13,158	14,735	18,380	24,552	70,825
2021	16,644	20,665	20,296	25,712	83,317
2022	18,658	20,818	N/A	N/A	39,476

Since commencing sales outside the United States in the third quarter of 2018, we have shipped nearly 110,000 pumps to customers in more than 20 countries, and have yet to complete a full four-year reimbursement cycle. Pump shipments to customers outside the United States by fiscal quarter were as follows:

	Outside the United States Pump Unit Shipments for Each of the Three Months Ended in Respective Years
	March 31	June 30	September 30	December 31	Total
2018	N/A	N/A	1,055	3,233	4,288
2019	5,063	8,459	4,025	2,149	19,696
2020	4,220	3,952	3,641	8,133	19,946
2021	8,708	13,152	11,262	11,873	44,995
2022	9,437	11,296	N/A	N/A	20,733

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
In addition to these general trends, we believe the following specific factors have materially impacted, and could continue to materially impact, our business going forward:
•changes in customer purchasing behavior due to the economic environment such as inflation or threat of recession;
•anticipated new product launches and the timing of their commercial availability;
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
In the United States, we primarily sell our products through national and regional distributors on a non-exclusive basis. These distributors are generally providers of medical equipment and supplies to individuals with diabetes. Our primary end customers are people with insulin-dependent diabetes. Similar to other durable medical equipment, the primary payor is generally a third-party insurance carrier and the customer is usually responsible for any medical insurance plan copay or coinsurance requirements. We believe we can continue to increase sales by promoting our products to a greater number of potential customers, caregivers and healthcare providers, although pressures related to the broader economic environment and the COVID-19 global pandemic have had, and may continue to have, an adverse impact on our sales.
In the third quarter of 2018, we began the launch of our t:slim X2 hardware platform through distribution partners outside the United States. Our products are now sold in more than 20 countries, including in Canada, France and Germany. Today, distributor orders are fulfilled in the United States. In the first half of 2022, we laid the commercial and operational groundwork, as well as the IT infrastructure, to begin working with a third-party logistics service provider in the Netherlands to support our distributors in Europe with the intent to scale utilization in the next twelve months. Our independent distributor partners outside the United States and Canada perform all sales, customer support and training in their respective markets. In Canada, we market with a direct sales force and, similar to the United States, use a distributor partner for certain billing and fulfillment activities. Historically, we have experienced consistent levels of reimbursement for our products in the United States, but we expect the average sales price will vary in markets outside the United States based on a number of factors, such as the geographical mix, nature of the reimbursement environment, government regulations and the extent to which we rely on distributor relationships to provide sales, clinical and marketing support.
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

Cost of Sales
Historically, we have manufactured our pumps and disposable insulin cartridges at our manufacturing facility in San Diego, California. In early 2020, our third-party cartridge manufacturer completed validation and commenced commercial-scale manufacturing to supplement our existing cartridge manufacturing capacity. By the end of 2021, the majority of our t:slim cartridge manufacturing capacity transitioned to our partner in order to create capacity for Tandem Mobi cartridge manufacturing in the future. Infusion sets and pump accessories are manufactured by third-party suppliers. Cost of sales includes raw materials, labor costs, manufacturing overhead expenses, product training costs, royalties, freight, reserves for expected warranty costs, costs of supporting our digital health platforms, scrap and charges for excess and obsolete inventories. Manufacturing overhead expenses include expenses relating to quality assurance, manufacturing engineering, material procurement, inventory control, facilities, equipment, information technology and operations supervision and management.
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
Research and Development
Our research and development (R&D) activities primarily consist of engineering and research programs associated with our hardware, software and digital health products under development, as well as activities associated with our core technologies and processes. R&D expenses are primarily related to employee compensation, including salary, cash-based incentive compensation, fringe benefits and non-cash stock-based compensation. We also incur R&D expenses for supplies, development prototypes, outside design and testing services, depreciation, allocated facilities and information services, clinical trial costs, payments under our licensing, development and commercialization agreements and other indirect costs. We expect our R&D expenses to increase as we advance our products under development, develop new products and technologies and support more clinical trials.
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

Results of Operations

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands, except percentages)	2022	2021	2022		2021
Sales:
United States	$145,667	$127,580	$276,950		$230,919
Outside the United States	54,595	44,559	99,219		82,257
Total sales	200,262	172,139	376,169		313,176
Cost of sales	98,316	79,685	183,130		147,435
Gross profit	101,946	92,454	193,039		165,741
Gross margin	51%	54%	51%		53%
Operating expenses:
Selling, general and administrative	80,614	66,523	153,885		125,086
Research and development	33,571	20,499	66,731		38,460
Total operating expenses	114,185	87,022	220,616		163,546
Operating loss	(12,239)	5,432	(27,577)		2,195
Other income (expense), net:
Interest income and other, net	769	418	1,150		690
Interest expense	(1,537)	(1,509)	(3,053)		(3,015)
Change in fair value of common stock warrants	57	(272)	91		(962)
Total other expense, net	(711)	(1,363)	(1,812)		(3,287)
Income (loss) before income taxes	(12,950)	4,069	(29,389)	0	(1,092)
Income tax expense (benefit)	2,106	61	382		(56)
Net income (loss)	$(15,056)	$4,008	$(29,771)		$(1,036)

Comparison of the Three Months Ended June 30, 2022 and 2021
Sales. For the three months ended June 30, 2022, sales were $200.3 million, which included $54.6 million of sales outside the United States. Sales were $172.1 million for the same period in 2021, which included $44.6 million of sales outside the United States.

The increase in worldwide sales of $28.1 million in the second quarter of 2022, compared to the second quarter of 2021, was driven by a 44% increase in pump-related supply sales, with pump sales consistent period over period. Sales of pump-related supplies increased primarily due to the 40% growth in our estimated worldwide installed base of customers.

Sales by product in the United States were as follows (in thousands):

	Three Months Ended June 30,
	2022	2021
Pump	$81,656	$80,041
Infusion sets	43,910	32,134
Cartridges	19,703	15,082
Other	398	323
Total Sales in the United States	$145,667	$127,580

Pump sales in the United States were $81.7 million for the second quarter of 2022, compared to $80.0 million in the second quarter of 2021 as pump shipments increased 1% and pump average selling prices improved compared to the same period in 2021. Pump shipments in the United States were 20,818 in the second quarter of 2022, compared to 20,665 in the second quarter of 2021. Pump shipments were driven by continued demand for our t:slim X2 insulin pump with Control-IQ technology even with the presence of new competitive product launches during the quarter. We also faced challenging marketplace dynamics and economic conditions brought on by the global pandemic and a deteriorating macroeconomic environment, with inflation and the threat of recession beginning to impact pump purchasing decisions. Sales of pump-related supplies increased primarily due to a 32% increase year over year in our estimated installed base of customers in the United States. Sales to distributors accounted for 65% and 68% of our total sales in the United States for the three months ended June 30, 2022 and 2021, respectively, which contributed to modest improvement in average selling prices across all products. Our percentage of sales to distributors versus individual customers is principally determined by the mix of customers ordering our products within the period and whether or not we have a contractual arrangement with their underlying third-party insurance payor.

Sales by product outside the United States were as follows (in thousands):

	Three Months Ended June 30,
	2022	2021
Pump	$25,798	$27,630
Infusion sets	20,295	12,165
Cartridges	8,366	4,660
Other	136	104
Total Sales Outside the United States	$54,595	$44,559
Pump sales outside the United States were $25.8 million for the second quarter of 2022, compared to $27.6 million in the second quarter of 2021. Pump shipments decreased 14% compared to the same period in the prior year primarily due to variable pump ordering and stocking patterns, offset by improvements in average selling price. Sales of pump-related supplies benefited from a 67% increase in our estimated installed base of customers outside the United States. The ordering patterns of our distributors outside the United States for pumps and supplies is highly variable from period to period as distributors continue to gain familiarity with the markets in which they operate and the acceptance of our products in those markets. This variability was compounded during the period by the differing levels of impact from the global pandemic with regard to both access to physicians and customers, as well as shipping logistics. Sales to distributors accounted for 96% and 95% of our total sales outside the United States for both of the three-month periods ended June 30, 2022 and 2021, respectively.
Cost of Sales and Gross Profit. Our cost of sales for the three months ended June 30, 2022 was $98.3 million, resulting in gross profit of $101.9 million, compared to cost of sales of $79.7 million and gross profit of $92.5 million for the same period in 2021. The gross margin for the three months ended June 30, 2022 and 2021 was 51% and 54%, respectively.
The increase in our gross profit for the three months ended June 30, 2022 was primarily the result of the $28.1 million increase in total sales, driven by increased supply sales. Gross profit benefited from an increase in average selling prices as well as improvement in per unit labor and overhead costs from manufacturing efficiencies, leverage of fixed overhead and increased volumes from our third-party cartridge manufacturer. Gross margin was pressured by approximately 2 percentage points from increased pump material costs due to the use of alternative sourcing for certain raw materials to reduce the risk of component shortages in the near-term. On an aggregate basis, non-manufacturing costs, which primarily consist of warranty, training, royalty and freight, also negatively impacted gross margin as a result of increased supply chain costs due to the global pandemic. We anticipate continued pressure from increased supply chain and material costs through the end of this year as we continue to navigate the challenges of the global pandemic and the challenging economic environment. Other factors that have and may continue to impact the gross margin percentage are changes in product and geographical mix and the level of non-cash stock-based compensation allocated to cost of sales. Pump sales, which have the highest gross margin, were 54% of total worldwide sales in the second quarter of 2022 versus 63% in the second quarter of 2021.

Selling, General and Administrative Expenses. SG&A expenses increased 21% to $80.6 million for the three months ended June 30, 2022, from $66.5 million for the same period in 2021. Employee-related expenses for our SG&A functions comprise the majority of SG&A expenses. The increase compared to 2021 was primarily the result of a $10.0 million increase in salaries, incentive compensation, non-cash stock-based compensation, and other employee benefits due to an increase in personnel to support additional sales territories, higher sales and other services in support of our growing installed customer base. Non-cash stock-based compensation expense allocated to SG&A was $13.7 million for the three months ended June 30, 2022, compared to $10.9 million in the same period in 2021. We also experienced an $4.1 million increase in facilities and other non-employee discretionary spending, including travel, outside services, equipment and supplies costs.
Research and Development Expenses. R&D expenses increased 64% to $33.6 million for the three months ended June 30, 2022 from $20.5 million for the same period in 2021. The increase in R&D expenses was primarily the result of an increase of $7.3 million in salaries, incentive compensation, non-cash stock-based compensation, and other employee benefits due to an increase in personnel to support our product development efforts. Non-cash stock-based compensation expense allocated to R&D was $4.5 million for the three months ended June 30, 2022, compared to $2.5 million in the same period in 2021. We also experienced a $5.8 million increase in other non-employee discretionary spending, including outside consulting and services, clinical trial expenses, information technology and equipment costs attributable to R&D.
Other Income (Expense), Net. Total other expense, net for the three months ended June 30, 2022 was $0.7 million compared to $1.4 million in the same period in 2021. Total other expense, net for both periods primarily consisted of $1.5 million of interest expense which included the amortization of debt issuance costs related to our Notes, partially offset by interest income earned on our cash equivalents and short-term investments. Total other expense, net for the three months ended June 30, 2021 also included a $0.3 million loss on revaluation from the change in fair value of certain warrants.
Income Tax Expense (Benefit). We recognized income tax expense of $2.1 million on a pre-tax loss of $13.0 million for the three months ended June 30, 2022, compared to income tax expense of $0.1 million on pre-tax income of $4.1 million for the three months ended June 30, 2021. The provision for income taxes for the three months ended June 30, 2022 was calculated using the discrete effective tax rate method as the annual effective tax rate method would not provide a reliable estimate. Income tax expense for the three months ended June 30, 2022 was primarily attributable to the change from the annual effective tax rate method used in the first quarter of 2022 to the discrete effective tax rate method, and state and foreign income tax expense as a result of current taxable income in certain jurisdictions.
The provision for income taxes for the three months ended June 30, 2021 was calculated by applying an estimate of the annual effective tax rate for the full year to ordinary income (loss) adjusted by the tax impact of discrete items. The income tax expense for the three months ended June 30, 2021 was primarily attributable to state and foreign income tax expense as a result of current taxable income in certain jurisdictions.

Comparison of the Six Months Ended June 30, 2022 and 2021
Sales. For the six months ended June 30, 2022, sales were $376.2 million, which included $99.2 million of sales outside the United States. For the six months ended June 30, 2021, sales were $313.2 million, which included $82.3 million of sales outside the United States.
The increase in worldwide sales of $63.0 million in the first six months of 2022 compared to the first six months of 2021, was driven by a 40% increase in pump-related supply sales, primarily due to 40% growth in our estimated worldwide installed base of customers. We also had a 7% increase in worldwide pump sales in the first six months of 2022, compared to the same period in 2021.

Sales by product in the United States were as follows (in thousands):

	Six Months Ended June 30,
	2022	2021
Pump	$155,153	$142,953
Infusion sets	83,651	59,526
Cartridges	37,380	27,847
Other	766	593
Total Sales in the United States	$276,950	$230,919

Pump sales in the United States were $155.2 million for the first six months of 2022, compared to $143.0 million in the first six months of 2021, as pump shipments increased 6% compared to the same period in the prior year, and pump average selling prices improved. Domestic pump shipments were 39,476 in the first six months of 2022 compared to 37,309 in the first six months of 2021. Sales of pump-related supplies increased primarily due to a 32% increase in our estimated domestic installed base of customers. Sales to distributors accounted for 65% and 68% of our total domestic sales for the six months ended June 30, 2022 and 2021, respectively, which contributed to modest improvement in average selling prices across all products. Our percentage of sales to distributors versus individual customers is principally determined by the mix of customers ordering our products within the period and whether or not we have a contractual arrangement with their underlying third-party insurance payor.

Sales outside the United States by product were as follows (in thousands):

	Six Months Ended June 30,
	2022	2021
Pump	$48,130	$46,538
Infusion sets	35,294	24,899
Cartridges	15,543	10,609
Other	252	211
Total Sales Outside the United States	$99,219	$82,257

Pump sales outside the United States were $48.1 million for the first six months of 2022, compared to $46.5 million in the first six months of 2021, as the 5% decrease in pump shipments was more than offset by an increase in average selling prices compared to the same period in the prior year. Sales of pump-related supplies increased 43% primarily due to a 67% increase in our estimated installed base of customers outside the United States. The ordering patterns of our distributors outside the United States for pumps and supplies is highly variable from period to period, as distributors continue to gain familiarity with the markets in which they operate and the acceptance of our products in those markets. This variability was compounded during the period by the differing levels of impact from the global pandemic with regard to both access to physicians and customers, as well as shipping logistics across the more than 20 markets in which we operate outside the United States. Sales to distributors accounted for 96% of our total sales outside the United States for the six month period ended June 30, 2022, and 95% for the same period in 2021.

Cost of Sales and Gross Profit. Our cost of sales for the six months ended June 30, 2022 was $183.1 million resulting in gross profit of $193.0 million, compared to cost of sales of $147.4 million and gross profit of $165.7 million for the same period in 2021. The gross margin for the six months ended June 30, 2022 was 51% compared to 53% in the same period in 2021.

The increase in our gross profit for the six months ended June 30, 2022 was primarily the result of the $63.0 million increase in total sales. Gross profit benefited from an increase in average selling prices as well as improvement in per unit labor and overhead costs from manufacturing efficiencies, leverage of fixed overhead and increased volumes from our third-party cartridge manufacturer. Gross margin was pressured by increased pump material costs due to the use of alternative sourcing for raw materials to reduce the risk of component shortages in the near-term. On an aggregate basis, non-manufacturing costs, which primarily consist of warranty, royalty, freight, training and digital health product support costs, were negatively impacted by increased supply chain costs due to the global pandemic. We anticipate continued pressure from increased supply chain and material costs through the end of this year as we continue to navigate the challenges of the global pandemic and the economic environment. Other factors that have and may continue to impact the gross margin percentage are changes in product and geographical mix and the level of non-cash stock-based compensation allocated to cost of sales. Pump sales, which have the highest gross margin, were 54% of total worldwide sales in the first six months of 2022 compared to 61% in the same period in 2021.

Selling, General and Administrative Expenses. SG&A expenses increased 23% to $153.9 million for the six months ended June 30, 2022, from $125.1 million for the same period in 2021. Employee-related expenses for our SG&A functions comprise the majority of SG&A expenses. The increase compared to 2021 was primarily the result of a $22.8 million increase in salaries, incentive compensation, non-cash stock-based compensation, and other employee benefits due to an increase in personnel to support additional sales territories, higher sales and other services in support of our growing installed customer base. Non-cash stock-based compensation expense allocated to SG&A was $25.6 million for the six months ended June 30, 2022, compared to $20.3 million in the same period in 2021. We also experienced a $6.0 million increase in facilities and non-employee discretionary spending, including outside services, travel, and software maintenance and supplies costs.

Research and Development Expenses. R&D expenses increased 74% to $66.7 million for the six months ended June 30, 2022, from $38.5 million for the same period in 2021. The increase in R&D expenses was primarily the result of an increase of $16.3 million in salaries, incentive compensation, non-cash stock-based compensation, and other employee benefits due to an increase in personnel to support our product development efforts. Non-cash stock-based compensation expense allocated to R&D was $8.9 million for the six months ended June 30, 2022, compared to $4.6 million in the same period in 2021. We also experienced a $11.9 million increase in other non-employee discretionary spending, including outside consulting and services, clinical trial expenses, information technology and equipment costs attributable to R&D.
Other Income (Expense), Net. Total other expense, net for the six months ended June 30, 2022 and 2021 was $1.8 million and $3.3 million, respectively. Other expense, net for the six months ended June 30, 2022 primarily consisted of $3.0 million of interest expense which included the amortization of debt issuance costs related to our Convertible Senior Notes, partially offset by $1.1 million of interest income earned on our cash equivalents and short-term investments. Other expense, net for the six months ended June 30, 2021 primarily consisted of $3.0 million of interest expense which included the amortization of debt issuance costs related to our Notes, and a $1.0 million revaluation loss from the change in the fair value of certain common stock warrants, offset by $0.7 million of interest income earned on our cash equivalents and short-term investments.
Income Tax Expense (Benefit). We recognized income tax expense of $0.4 million on pre-tax loss of $29.4 million for the six months ended June 30, 2022, compared to an income tax benefit of $0.1 million on a pre-tax loss of $1.1 million for the six months ended June 30, 2021. The income tax expense for the six months ended June 30, 2022 was primarily attributable to state and foreign income tax expense as a result of current taxable income in certain jurisdictions. The provision for income taxes for the six months ended June 30, 2022 was calculated using the discrete effective tax rate method as the annual effective tax rate method would not provide a reliable estimate.
The income tax benefit for the six months ended June 30, 2021 was primarily due to our pre-tax loss position, partially offset by state and foreign income tax expense as a result of current taxable income in certain jurisdictions. The provision (benefit) for income taxes for the six months ended June 30, 2021 was calculated by applying an estimate of the annual effective tax rate for the full year to ordinary income (loss) adjusted by the tax impact of discrete items.
Liquidity and Capital Resources
At June 30, 2022, we had $635.3 million in cash and cash equivalents and short-term investments. In addition, we have a $100 million Revolving Line of Credit (the Line of Credit), which expires in May 2025 (see Note 7, “Debt”). At June 30, 2022, no amount was outstanding under the Line of Credit. We believe that our cash and cash equivalents, short-term investments, borrowing availability under the Line of Credit, and future cash flows from operations will be sufficient to fund our ongoing core business activities.
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

The following table shows a summary of our cash flows for the six months ended June 30, 2022 and 2021 (in thousands):

	Six Months Ended June 30,
	2022	2021
Net cash provided by (used in):
Operating activities	$20,701	$57,580
Investing activities	11,554	(70,855)
Financing activities	11,551	17,196
Effect of foreign exchange rate changes on cash	(21)	44
Net increase in cash and cash equivalents	$43,785	$3,965
Operating Activities. Net cash provided by operating activities was $20.7 million for the six months ended June 30, 2022, compared to $57.6 million in the same period in 2021. The reduction in net cash provided by operating activities for 2022 compared to 2021 was primarily a result of a 28.7 million increase in net loss as well as working capital changes. Working capital changes during the six months of 2022, primarily consisted of increases in inventories and accounts payable and accrued expenses, and a decrease in employee-related liabilities. Accounts receivable decreased to $103.8 million at June 30, 2022, from $110.7 million at December 31, 2021. Inventories increased to $88.1 million at June 30, 2022 from $68.6 million at December 31, 2021.
Investing Activities. Net cash provided by investing activities was $11.6 million for the six months ended June 30, 2022, which was primarily related to $256.5 million in proceeds from maturities and sales of short-term investments, offset by $229.7 million of purchases of short-term investments, and $14.8 million in purchases of property and equipment. Net cash used by investing activities was $70.9 million for the six months ended June 30, 2021, which was primarily related to $385.6 million of purchases of short-term investments, $9.3 million cash paid for the acquisition of intangible assets and equity investments, and $5.3 million in purchases of property and equipment, offset by $329.4 million in proceeds from maturities and sales of short-term investments.
Financing Activities. Net cash provided by financing activities was $11.6 million for the six months ended June 30, 2022, which primarily consisted of proceeds from the issuance of common stock under our stock plans. Net cash provided by financing activities was $17.2 million for the six months ended June 30, 2021, which primarily consisted of proceeds from the issuance of common stock under our stock plans.
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

Both our primary short-term and long-term capital needs are expected to include expenditures related to:
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
•acquisition and subsequent integration of businesses, products and technologies.
Although we believe the foregoing items reflect our most likely uses of cash in the short-term, we cannot predict with certainty all of our particular cash uses or the timing or amount of cash used. In addition, from time to time we may consider opportunities to acquire or license other products or technologies that may enhance our product platform or technology, expand the breadth of our markets or customer base, or advance our business strategies. Any such transaction may require short-term expenditures that may impact our capital needs. If for any reason our cash and cash equivalents balances, or cash generated from operations is insufficient to satisfy our working capital requirements, we may in the future be required to seek additional capital from public or private offerings of our equity or debt securities, or we may elect to borrow capital under the Line of Credit, new credit arrangements or from other sources. We may also seek to raise additional capital from such offerings or borrowings on an opportunistic basis when we believe there are suitable opportunities for doing so. If we issue equity or debt securities to raise additional funds, our existing stockholders may experience dilution, we may incur significant financing or debt service costs, and the new equity or debt securities may have rights, preferences and privileges senior to those of our existing stockholders. There can be no assurance that financing will be available on acceptable terms, or at all. Our ability to raise additional financing may be negatively impacted by a number of factors, including our recent and projected financial results, recent changes in and volatility of our stock price, perceptions about the dilutive impact of financing transactions, the competitive environment in our industry, uncertainties regarding the regulatory environment in which we operate and conditions impacting the capital markets more generally, including economic weakness, inflation, political instability, war and terrorism, natural disasters, incidence of illness or disease, or other events beyond our control.
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
Cash payments due by calendar year for our Convertible Senior Notes at June 30, 2022 are as follows (in thousands):

	Total	Remaining in 2022	2023	2024	2025
Contractual interest	$12,200	$2,156	$4,313	$4,313	$1,418
Principal amount of convertible senior notes(1)	287,500	—	—	—	287,500
Total	$299,700	$2,156	$4,313	$4,313	$288,918
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
Off-Balance Sheet Arrangements
As of June 30, 2022, we are a party to certain standby letter of credit arrangements in support of our operating lease obligations. For a description of the arrangements we consider significant, see Note 12 “Commitments and Contingencies” to the condensed consolidated financial statements in Part I, Item 1 of this Quarterly Report.

Item 3. Quantitative and Qualitative Disclosures about Market Risk.
Credit and Interest Rate Risks
We invest our excess cash in marketable securities consisting primarily of commercial paper, corporate debt securities, U.S. Treasury securities and U.S. Government-sponsored enterprise securities. Some of the financial instruments in which we invest subject us to market risk, in that a change in prevailing interest rates may cause the principal amount of the instrument to fluctuate. Other financial instruments in which we invest subject us to credit risk, in that the value of the instrument may fluctuate based on the issuer’s ability to pay. As a result of the COVID-19 global pandemic and the perceived increased credit risks associated with certain securities, credit rating agencies have, from time to time, issued downgrades or revised outlooks to negative for certain issuers of the debt securities held in our short-term investments portfolio. Unrealized losses on available-for-sale debt securities at June 30, 2022 were primarily due to the recent increase in market interest rates. Based on the credit quality of the available-for-sale debt securities that are in an unrealized loss position, and our current estimates of future cash flows to be collected from those securities, we believe the unrealized losses were not credit losses (see Note 3, “Short-Term Investments”).
The primary objectives of our investment activities are to maintain liquidity and preserve principal while maximizing the income we receive from our financial instruments without significantly increasing risk. We have established guidelines regarding approved investments and maturities of investments, which are primarily designed to maintain liquidity and preserve principal.
Because of the short-term maturities of our financial instruments, we do not believe that an increase or decrease in market interest rates would have any significant impact on the realized value of our investment portfolio. If a 10% change in interest rates were to have occurred on June 30, 2022, it would not have had a material effect on the fair value of our investment portfolio as of that date.
In May 2020, we issued $287.5 million principal amount of Convertible Senior Notes, which bear interest at a fixed rate of 1.50% per year. Accordingly, we are not subject to interest rate risk as a result of the Convertible Senior Notes (see Note 7, “Debt”).
Foreign Currency Exchange Rate Risk
Our operations are primarily located in the United States, and nearly all of our sales since inception have been made in U.S. dollars. With the exception of a portion of our sales in Canada, our sales outside of the United States are currently made to independent distributors under agreements denominated in U.S. dollars. As we expand our operations in markets outside the United States, particularly in Europe, we will be exposed to further foreign currency exchange rate risk. We believe our exposure to foreign currency rate fluctuations is currently limited to our operations in Canada, where fluctuations in the rate of exchange between the U.S. dollar and the Canadian dollar could adversely affect our financial results. In addition, from time to time, we may have foreign currency exchange risk related to existing assets and liabilities, committed transactions and forecasted future cash flows. In certain circumstances, we may seek to manage such foreign currency exchange risk by using derivative instruments such as foreign currency exchange forward contracts to hedge our risk. In general, we may hedge foreign currency exchange exposures up to 12 months in advance. However, we may choose not to hedge some exposures for a variety of reasons, including prohibitive economic costs.
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
As of June 30, 2022, we carried out an evaluation, under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based on this evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective at a reasonable assurance level as of June 30, 2022.

Our disclosure controls and procedures are designed to provide reasonable assurance of achieving their objectives as specified above. Management does not expect, however, that our disclosure controls and procedures will prevent or detect all error and fraud. Any control system, no matter how well designed and operated, is based upon certain assumptions and can provide only reasonable, not absolute, assurance that its objectives will be met. Further, no evaluation of controls can provide absolute assurance that misstatements due to error or fraud will not occur or that all control issues and instances of fraud, if any, within the Company have been detected.
Changes in Internal Control over Financial Reporting
There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) during the quarter ended June 30, 2022 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION
Item 1. Legal Proceedings.
In May 2020, we were named as a defendant in three California state court class action lawsuits arising from a data breach that we experienced in January 2020. Collectively, these lawsuits seek statutory, compensatory, actual, and punitive damages; equitable relief, including restitution; pre- and post-judgment interest; injunctive relief; and attorney fees, costs, and expenses from us. On July 24, 2020, these three pending lawsuits were consolidated into a single case in the Superior Court of the State of California in the County of San Bernardino entitled Joseph Deluna et al v. Tandem Diabetes Care, Inc. The consolidated case alleges violations of the Confidentiality of Medical Information Act (CMIA), CCPA, California’s Unfair Competition Law (UCL), and breach of contract. We filed a demurrer seeking dismissal of all claims, which was heard by the Court on October 27, 2020, and which resulted in the following outcome: (i) the demurrer to the CMIA claim was denied; (ii) the demurrer to the CCPA claim was sustained; and (iii) the demurrer to the UCL and contract claims were sustained with leave to amend the pending complaint. A second demurrer was heard by the Court on March 29, 2021 with the following outcome: (i) the demurrer to the CMIA claim was denied; and (ii) the demurrer to the UCL and contract claims was sustained without leave to amend as to three of the named plaintiffs. The plaintiffs filed a motion for class certification on January 7, 2021 to which the Company filed its opposition on April 11, 2022. The Company filed a motion for summary adjudication on the CMIA claim on April 7, 2022. Both motions are fully briefed, and the Court’s order on each motion is pending. The Company anticipates the Court will hear argument on both motions in the third quarter of 2022, though not yet scheduled.
In September 2020, we were named as a defendant in a lawsuit entitled Buck Walsh, individually and on behalf of others similarly situated v. Tandem Diabetes Care, Inc., which was filed in the Superior Court of the State of California in San Diego County. The alleged violations include business and professions code and labor code violations for failure to compensate wages, unpaid meal and rest periods, and failure to reimburse for necessary business-related expenses. The proposed class of plaintiffs includes hourly paid or non-exempt employees of the Company who were employed from April 6, 2016 through the date of adjudication. The material terms of the settlement are set forth in a binding Memorandum of Agreement dated as of July 1, 2021, which was approved by the independent arbitrator on April 18, 2022. This lawsuit was resolved and closed upon disbursement of the settlement amount in May 2022.

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
•Uncertainty in current global economic and political conditions could adversely affect our ability to predict product demand and impact our financial results.
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

Risks Related to Our Business and Our Industry
We have incurred significant operating losses since inception and cannot assure you that we will achieve sustained profitability.*
Since our inception in January 2006, we have incurred a significant net loss. As of June 30, 2022, we had an accumulated deficit of $664.4 million. To date, we have funded our operations primarily through cash collected from product sales, private and public offerings of our equity securities, and debt financing. We have devoted substantially all of our resources to the design, development and commercialization of our products, the scaling of our manufacturing and business operations, and the research and development of our current products and products under development.
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
The extent of our future operating losses and the timing of our profitability are highly uncertain in light of a number of factors, including the timing of the launch of new products and product features by us and our competitors, market acceptance of our products and competitive products by people with insulin-dependent diabetes, their caregivers and healthcare providers, the timing of regulatory approval of our products and the products of our competitors, the actual efficiencies gained in our manufacturing processes, general economic conditions, and the scope and duration of the impacts caused by the COVID-19 global pandemic. Any additional operating losses will have an adverse effect on our stockholders’ equity, and we cannot assure you that we will be able to sustain profitability.
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

Uncertainty in current global economic and political conditions could adversely affect our ability to predict product demand and impact our financial results.
Our operations and performance depend in part on worldwide economic and political conditions. Many of the jurisdictions in which our products are sold have experienced and could continue to experience unfavorable general economic conditions, such as a recession or economic slowdown, which could negatively affect the affordability of, and consumer demand for, our products. Under difficult economic conditions, consumers may seek to modify spending priorities and reduce discretionary spending by delaying purchases of our products, which could reduce our profitability and could negatively affect our overall financial performance. Other financial uncertainties in our major markets and unstable political conditions in certain markets, including civil unrest and governmental changes, could undermine global consumer confidence and reduce consumers’ purchasing power, thereby reducing demand for our products. We cannot predict the reoccurrence of any economic slowdown or the strength or sustainability of the economic recovery, worldwide, in the United States, or in our industry. These and other economic factors could have a material adverse effect on our business, financial condition, and results of operations.
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

Further, the COVID-19 global pandemic has resulted in substantial restrictions on our engagement efforts with customers and healthcare providers, including the cancellation or postponement of company-sponsored educational events, as well as third-party conferences, trade shows and similar events. The impact continues even as some third-party conferences, trade shows and events are being held remotely from time to time, which restricts our engagement with customers and healthcare providers. In addition, varying COVID-19 case rates can limit our in-person access to healthcare provider offices and also result in staffing shortages in the practices we serve. Collectively, these restrictions have negatively impacted, and are likely to continue negatively impacting, our ability to promote our new products and features to customers and healthcare providers, which could adversely impact our product sales and customer retention rates, as well as the strength of our brand.
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
Because the insulin-dependent diabetes market is large and growing, we anticipate companies will continue to dedicate significant resources to developing competitive products and technologies. The introduction by competitors of products that are or claim to be superior to our products may create market confusion that may make it difficult to differentiate the benefits of our products over competitive products. In addition, some of our competitors employ aggressive pricing strategies, including the use of discounts, rebates, low-cost product upgrades or other financial incentives that could adversely affect sales of our products. If a competitor develops a product that competes with or is perceived to be superior to our products, or if competitors continue to utilize strategies that place downward pressure on pricing within our industry, our sales may decline, our operating margins could be reduced and we may fail to meet our financial projections, which would materially and adversely affect our business, financial condition and operating results.
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
In addition, the rapid evolution of technology and treatment options within our industry may cause consumers to delay the purchase of our products in anticipation of advancements or breakthroughs, or the perception that advancements or breakthroughs could occur, in our products or the products offered by our competitors. It is also possible that consumers interested in purchasing any of our future products currently under development may delay the purchase of one of our current products. We anticipate that customers may continue to delay their purchasing decisions, or physicians may continue to pause prescriptions of our products, as a result of the COVID-19 global pandemic or unfavorable changes in general economic conditions.
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
At the beginning of 2018 we completed the transition of our manufacturing operations to a facility located on Barnes Canyon Road in San Diego, and during the fourth quarter of 2019 we commenced operations at a logistics warehouse in San Diego. We expect that both of these actions will allow for future capacity for product manufacturing and warehousing expansion. However, we may not experience the anticipated operating efficiencies at either facility as we continue to scale our business operations and add manufacturing requirements for products currently under development. In addition, beginning in 2020 we outsourced a portion of our cartridge manufacturing demand to an experienced third-party contract manufacturer and we expect to increase our reliance on this third-party cartridge manufacturer over the next 24 months while reducing our own internal t:slim cartridge manufacturing capacity in our existing facility. We may consider outsourcing other aspects of our operations in the future. If we fail to achieve the operating efficiencies that we anticipate, our manufacturing and operating costs may be greater than expected, which would have a material adverse impact on our operating results. In addition, we or our third-party contract manufacturers may encounter problems during manufacturing for a variety of reasons, including failure to follow specific protocols and procedures, failure to comply with applicable regulations, equipment malfunction, component part supply constraints and environmental factors, any of which could delay or impede our ability to meet customer demand and have a material adverse impact on our business, financial condition and operating results. Further, because of the custom nature of our cartridge manufacturing process and product components, and the highly regulated nature of our products overall, in the event of any problems with a contract manufacturer, we may not be able to quickly establish additional or alternative arrangements.
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

We depend on the knowledge and skills of our senior management and other key employees, and if we are unable to retain and motivate them or recruit additional qualified personnel, our business may suffer.*

We have benefited substantially from the leadership and performance of our senior management, as well as certain key employees. For example, key members of our management have experience successfully scaling an early-stage medical device company to achieve profitability. Our success will depend on our ability to retain our current management and key employees, and to attract and retain qualified personnel in the future. Competition for senior management and key employees in our industry is intense and over the past year we have also experienced general labor shortages in various areas of our business. We cannot guarantee that we will be able to retain our personnel or attract new, qualified personnel. In addition, adoption of new work models and requirements about when or how often employees work on site or remotely may present new challenges. As certain jobs and employers increasingly operate remotely, competition for talent may change in ways that cannot be fully predicted at this time. Moreover, we may need to increase employee wages and benefits in order to attract and retain our personnel, which would increase our expenses. The loss of the services of certain members of our senior management or key employees could prevent or delay the implementation and completion of our strategic objectives, or divert management’s attention to seeking qualified replacements, and any general labor shortages could also negatively impact our ability to expand and scale functions that are needed to support the ongoing development of our products and the future growth of our business. Each member of senior management, as well as the vast majority of our employees may terminate employment without notice and without cause or good reason. The members of our senior management are not subject to non-competition agreements. Accordingly, the adverse effect resulting from the loss of certain members of senior management could be compounded by our inability to prevent them from competing with us.
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
We have experienced and may continue to experience one or more of these risks in connection with our acquisition of Sugarmate, which was completed in 2020. For example, as a result of an update to Dexcom’s data systems in October 2021, Sugarmate users in all geographies were unable to receive Dexcom CGM data in the Sugarmate app. Connections for users in the United States were restored in December 2021 and in June 2022 for users in all geographies except Australia and New Zealand, though we continue to work towards restoring service for users in those geographies. These service disruptions, or other problems utilizing the mobile app or other assets acquired from Sugarmate, could adversely affect our ability to realize the expected benefits from the Sugarmate acquisition. Further, it is possible that we could experience a loss of Sugarmate customers or reputational harm arising from this service outage or similar events, which could adversely affect our business, results of operations, and financial condition.
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

Risks Related to Our Future Financings and Financial Results
We may need or otherwise determine to raise additional funds in the future and if we are unable to raise additional funds when necessary or desirable, we may not be able to achieve our strategic objectives.*
As of June 30, 2022, we had $635.3 million in cash, cash equivalents and short-term investments. Our management expects the continued growth of our business, including the expansion of our customer service infrastructure to support our growing base of customers, our plans to expand commercial sales of our products outside of the United States, the growth of our manufacturing and warehousing operations, increasing the size of our facility footprint due to increases in headcount and additional R&D activities, will continue to increase our expenses. In addition, the amount of our future product sales is difficult to predict and actual sales may not be in line with our forecasts. Accordingly, our future capital requirements will depend on many factors, including:

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

Risks Related to Our Intellectual Property and Potential Litigation
Our ability to comprehensively protect our intellectual property and proprietary technology is uncertain.*
We rely primarily on patent, trademark and trade secret laws, as well as confidentiality and non-disclosure agreements, to protect our proprietary technologies. As of June 30, 2022, our patent portfolio consisted of approximately 125 issued U.S. patents and 87 pending U.S. patent applications. Of these, our issued U.S. patents expire between approximately 2024 and 2041. Our foreign patent portfolio consisted of approximately 41 issued patents and 17 pending patent applications in other countries throughout the world. Of these, our issued foreign patents expire between approximately 2025 and 2036. In addition, we also have 117 trademark registrations, including 21 U.S. trademark registrations and 96 foreign trademark registrations.
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

Item 6. Exhibits.

		Incorporated by Reference				Provided Herewith
Exhibit Number	Exhibit Description	Form	File No.	Date of First Filing	Exhibit Number
10.1	Credit Agreement Between Tandem Diabetes Care, Inc., and Bank of America, N.A.					X
10.2**	Confidential Intellectual Property Agreement, dated July 10, 2012, by and between Tandem Diabetes Care, Inc. and Smiths Medical ASD, Inc.					X
31.1	Certification of John F. Sheridan, Chief Executive Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					X
31.2	Certification of Leigh A. Vosseller, Chief Financial Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					X
32.1*	Certification of John F. Sheridan, Chief Executive Officer, pursuant to U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					X
32.2*	Certification of Leigh A. Vosseller, Chief Financial Officer, pursuant to U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					X
101.INS	XBRL Instance Document.					X
101.SCH	XBRL Taxonomy Extension Schema Document.					X
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.					X
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.					X
101.LAB	XBRL Taxonomy Extension Label Linkbase Document.					X
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.					X
104	Cover Page Interactive Data File (embedded within the Inline XBRL Document contained in Exhibit 101).					X

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

Tandem Diabetes Care, Inc.

Dated August 3, 2022	By:	/s/ John F. Sheridan
John F. Sheridan President and Chief Executive Officer (on behalf of the registrant and as the registrant’s Principal Executive Officer)

Dated August 3, 2022	By:	/s/ Leigh A. Vosseller
Leigh A. Vosseller Executive Vice President, Chief Financial Officer and Treasurer (on behalf of the registrant and as the registrant’s Principal Financial and Accounting Officer)