Form 10-Q
period 2022-09-30
TANDEM DIABETES CARE INC
filed 2022-11-02
CIK 1438133

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
____________________________________________________________________________________________
FORM 10-Q
_____________________________________________________________________________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended September 30, 2022
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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No   ☒
As of October 28, 2022, there were 64,298,785 shares of the registrant’s Common Stock outstanding.

TABLE OF CONTENTS

Part I	Financial Information	1
Item 1	Financial Statements	1
	Condensed Consolidated Balance Sheets at September 30, 2022 (Unaudited) and December 31, 2021	1
	Condensed Consolidated Statements of Operations and Comprehensive Income (Loss) for the Three and Nine Months Ended September 30, 2022 and 2021 (Unaudited)	2
	Condensed Consolidated Statements of Stockholders’ Equity for the Three and Nine Months Ended September 30, 2022 and 2021 (Unaudited)	3
	Condensed Consolidated Statements of Cash Flows for the Nine Months Ended September 30, 2022 and 2021 (Unaudited)	5
	Notes to Unaudited Condensed Consolidated Financial Statements	6
Item 2	Management’s Discussion and Analysis of Financial Condition and Results of Operations	25
Item 3	Quantitative and Qualitative Disclosures About Market Risk	42
Item 4	Controls and Procedures	42

Part II	Other Information	44
Item 1	Legal Proceedings	44
Item 1A	Risk Factors	44
Item 6	Exhibits	81

PART I. FINANCIAL INFORMATION
Item 1.      Financial Statements

TANDEM DIABETES CARE, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except par value)

	September 30,	December 31,
	2022	2021
Assets	(Unaudited)	(Note 1)
Current assets:
Cash and cash equivalents	$123,786	$71,181
Short-term investments	484,941	552,630
Accounts receivable, net	112,805	110,725
Inventories	104,774	68,551
Prepaid and other current assets	7,997	8,433
Total current assets	834,303	811,520
Property and equipment, net	72,905	50,386
Operating lease right-of-use assets	116,474	27,503
Other long-term assets	23,838	15,728
Total assets	$1,047,520	$905,137
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$61,531	$28,032
Accrued expenses	7,898	9,419
Employee-related liabilities	47,967	51,556
Operating lease liabilities	12,120	9,279
Deferred revenue	12,974	10,182
Other current liabilities	31,140	23,388
Total current liabilities	173,630	131,856
Convertible senior notes, net - long-term	282,787	281,467
Operating lease liabilities - long-term	127,109	23,922
Deferred revenue - long-term	19,143	16,940
Other long-term liabilities	23,029	17,840
Total liabilities	625,698	472,025
Commitments and contingencies (Note 12)	—	—
Stockholders’ equity:
Common stock, $0.001 par value; 200,000 shares authorized, 64,265 and 63,833 shares issued and outstanding at September 30, 2022 and December 31, 2021, respectively.	64	64
Additional paid-in capital	1,140,158	1,068,259
Accumulated other comprehensive loss	(5,064)	(616)
Accumulated deficit	(713,336)	(634,595)
Total stockholders’ equity	421,822	433,112
Total liabilities and stockholders’ equity	$1,047,520	$905,137
See accompanying notes to unaudited condensed consolidated financial statements.

TANDEM DIABETES CARE, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)
(Unaudited)
(In thousands, except per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Sales	$204,547	$179,627	$580,716	$492,803
Cost of sales	100,122	82,882	283,252	230,317
Gross profit	104,425	96,745	297,464	262,486
Operating expenses:
Selling, general and administrative	84,104	64,923	237,989	190,009
Research and development	36,798	24,102	103,529	62,562
Acquired in-process research and development expenses	31,016	—	31,016	—
Total operating expenses	151,918	89,025	372,534	252,571
Operating income (loss)	(47,493)	7,720	(75,070)	9,915
Other income (expense), net:
Interest income and other, net	1,708	31	2,858	721
Interest expense	(1,576)	(1,511)	(4,629)	(4,526)
Change in fair value of common stock warrants	12	(392)	103	(1,354)
Total other income (expense), net	144	(1,872)	(1,668)	(5,159)
Income (loss) before income taxes	(47,349)	5,848	(76,738)	4,756
Income tax expense (benefit)	1,621	54	2,003	(2)
Net income (loss)	$(48,970)	$5,794	$(78,741)	$4,758
Other comprehensive income (loss):
Unrealized gain (loss) on short-term investments	$(258)	$8	$(3,899)	$(81)
Foreign currency translation loss	(524)	(23)	(549)	(125)
Comprehensive income (loss)	$(49,752)	$5,779	$(83,189)	$4,552

Net income (loss) per share, basic	$(0.76)	$0.09	$(1.23)	$0.08
Net income (loss) per share, diluted	$(0.76)	$0.09	$(1.23)	$0.07
Weighted average shares used to compute basic net income (loss) per share	64,236	63,167	64,066	62,780
Weighted average shares used to compute diluted net income (loss) per share	64,237	64,784	64,067	64,198
See accompanying notes to unaudited condensed consolidated financial statements.

TANDEM DIABETES CARE, INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(Unaudited)
(In thousands)

Three Months Ended September 30, 2022

	Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total Stockholders’ Equity
	Shares	Amount
Balance at June 30, 2022	64,210	$64	$1,118,168	$(4,282)	$(664,366)	$449,584
Exercise of stock options	26	—	583	—	—	583
Vesting of restricted stock units, net of shares withheld for taxes	29	—	(952)	—	—	(952)
Stock-based compensation expense	—	—	22,359	—	—	22,359
Unrealized loss on short-term investments	—	—	—	(258)	—	(258)
Foreign currency translation adjustments	—	—	—	(524)	—	(524)
Net loss	—	—	—	—	(48,970)	(48,970)
Balance at September 30, 2022	64,265	$64	$1,140,158	$(5,064)	$(713,336)	$421,822

Nine Months Ended September 30, 2022

	Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total Stockholders’ Equity
	Shares	Amount
Balance at December 31, 2021	63,833	$64	$1,068,259	$(616)	$(634,595)	$433,112
Exercise of stock options	198	—	6,981	—	—	6,981
Vesting of restricted stock units, net of shares withheld for taxes	99	—	(3,527)	—	—	(3,527)
Issuance of common stock under Employee Stock Purchase Plan	129	—	7,915	—	—	7,915
Exercise of common stock warrants	6	—	83	—	—	83
Stock-based compensation expense	—	—	60,447	—	—	60,447
Unrealized loss on short-term investments	—	—	—	(3,899)	—	(3,899)
Foreign currency translation adjustments	—	—	—	(549)	—	(549)
Net loss	—	—	—	—	(78,741)	(78,741)
Balance at September 30, 2022	64,265	$64	$1,140,158	$(5,064)	$(713,336)	$421,822
See accompanying notes to unaudited condensed consolidated financial statements.

Three Months Ended September 30, 2021

	Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Total Stockholders’ Equity
	Shares	Amount
Balance at June 30, 2021	62,952	$63	$997,190	$29	$(651,197)	$346,085
Exercise of stock options	464	—	18,992	—	—	18,992
Vesting of restricted stock units, net of shares withheld for taxes	5	—	(297)	—	—	(297)
Exercise of common stock warrants	30	—	156	—	—	156
Fair value of common stock warrants at time of exercise	—	—	3,066	—	—	3,066
Stock-based compensation expense	—	—	15,873	—	—	15,873
Unrealized gain on short-term investments	—	—	—	8	—	8
Foreign currency translation adjustments	—	—	—	(23)	—	(23)
Net income	—	—	—	—	5,794	5,794
Balance at September 30, 2021	63,451	$63	$1,034,980	$14	$(645,403)	$389,654

Nine Months Ended September 30, 2021

	Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Total Stockholders’ Equity
	Shares	Amount
Balance at December 31, 2020	62,335	$62	$1,025,233	$220	$(659,210)	$366,305
Effect of change in accounting for convertible senior notes (1)	—	—	(85,803)	—	9,049	(76,754)
Exercise of stock options	826	1	30,300	—	—	30,301
Vesting of restricted stock units, net of shares withheld for taxes	34	—	(1,164)	—	—	(1,164)
Issuance of common stock under Employee Stock Purchase Plan	100	—	6,317	—	—	6,317
Exercise of common stock warrants	156	—	593	—	—	593
Fair value of common stock warrants at time of exercise	—	—	15,499	—	—	15,499
Stock-based compensation expense	—	—	44,005	—	—	44,005
Unrealized loss on short-term investments	—	—	—	(81)	—	(81)
Foreign currency translation adjustments	—	—	—	(125)	—	(125)
Net income	—	—	—	—	4,758	4,758
Balance at September 30, 2021	63,451	$63	$1,034,980	$14	$(645,403)	$389,654
(1) The Company adopted ASU No. 2020-06, Accounting for Convertible Instruments and Contracts in an Entity’s Own Equity, effective January 1, 2021 (see Note 2, “Summary of Significant Accounting Policies”).
See accompanying notes to unaudited condensed consolidated financial statements.

TANDEM DIABETES CARE, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(In thousands)

	Nine Months Ended September 30,
	2022	2021
Operating Activities
Net income (loss)	$(78,741)	$4,758
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization expense	10,689	10,325
Amortization of debt issuance costs	1,395	1,292
Provision for expected credit losses	2,955	1,462
Provision for inventory obsolescence	775	279
Change in fair value of common stock warrants	(103)	1,354
Amortization of premium (discount) on short-term investments	3,381	(83)
Stock-based compensation expense	60,477	43,653
Acquired in-process research and development expenses	31,016	—
Other	(544)	(132)
Changes in operating assets and liabilities:
Accounts receivable, net	(4,796)	(6,773)
Inventories	(37,062)	(1,930)
Prepaid and other current assets	1,364	(157)
Other long-term assets	(960)	(154)
Accounts payable and Accrued expenses	28,038	10,854
Employee-related liabilities	(3,585)	13,061
Deferred revenue	4,998	7,774
Operating leases and Other current liabilities	24,305	3,561
Other long-term liabilities	1,042	2,580
Net cash provided by operating activities	44,644	91,724
Investing Activities
Purchases of short-term investments	(362,494)	(542,838)
Proceeds from maturities of short-term investments	401,062	427,257
Proceeds from sales of short-term investments	21,845	23,288
Purchases of property and equipment	(28,470)	(8,434)
Acquisition, including in-process research and development, net of cash acquired	(25,697)	—
Acquisition of intangible assets and strategic investments	(8,855)	(9,331)
Net cash used in investing activities	(2,609)	(110,058)
Financing Activities
Proceeds from issuance of common stock under Company stock plans, net	11,369	35,453
Proceeds from exercise of common stock warrants	83	593
Other financing activities	(675)	—
Net cash provided by financing activities	10,777	36,046
Effect of foreign exchange rate changes on cash	(207)	50
Net increase in cash and cash equivalents	52,605	17,762
Cash and cash equivalents at beginning of period	71,181	94,613
Cash and cash equivalents at end of period	$123,786	$112,375
Supplemental disclosures of cash flow information
Interest paid	$2,156	$2,156
Income taxes paid	$162	$260
Supplemental schedule of non-cash investing and financing activities
Operating lease right-of-use assets obtained in exchange for operating lease obligations	$110,980	$15,087
Purchase of property and equipment included in accounts payable	$4,319	$945
Intangible costs in accounts payable and other long-term liabilities	$515	$1,029
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
The Company manufactures, sells, and supports insulin pump products that are designed to address the evolving needs and preferences of differentiated segments of the insulin-dependent diabetes market. The Company’s manufacturing, sales and support activities principally focus on the t:slim X2 Insulin Delivery System (t:slim X2), the Company’s flagship pump platform which has an advanced algorithm for managing insulin delivery, and is designed to display continuous glucose monitoring (CGM) sensor information directly on the pump home screen. The Company’s insulin pump products are compatible with other complementary digital health offerings, such as the t:connect mobile app and cloud-based diabetes management application (t:connect), and the Tandem Device Updater, a Mac- and PC-compatible tool which offers and supports remote updates of the Company’s insulin pump software from a personal computer. The Company’s insulin pump products are generally considered durable medical equipment and have an expected lifespan of at least four years. In addition to insulin pumps, the Company sells disposable products that are used together with the pumps and are replaced every few days, including cartridges for storing and delivering insulin, and infusion sets that connect the insulin pump to a user’s body, as well as other accessories for enhanced usability.
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
The functional currency of the Company’s foreign subsidiaries is their respective local currency. The Company translates the financial statements of its foreign subsidiaries into U.S. dollars using period-end exchange rates for assets and liabilities and average exchange rates for each period for revenue, costs and expenses. Translation related adjustments are included in other comprehensive income (loss) in the condensed consolidated statements of operations, and in accumulated other comprehensive income (loss) in the stockholders’ equity section of the Company’s condensed consolidated balance sheets. Foreign exchange gains or losses resulting from balances denominated in a currency other than the functional currency are recognized in interest income and other, net in the Company’s condensed consolidated statements of operations.
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

2. Summary of Significant Accounting Policies
There have been no material changes to the Company’s significant accounting policies during the nine months ended September 30, 2022, as compared to those disclosed in the Company’s 2021 Annual Report, except for adding the accounting policies related to an asset acquisition and recently launched Tandem Choice technology access program (Tandem Choice), which are included herein.

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
Accounts Receivable
The Company grants credit to various customers in the ordinary course of business and is paid directly by customers who use its products, distributors and third-party insurance payors. The Company maintains an allowance for its current estimate of expected credit losses. Provisions for expected credit losses are estimated based on historical experience, assessment of specific risk, review of outstanding invoices, forecasts about the future, and various assumptions and estimates that are believed to be reasonable under the circumstances, including credit risks as a result of the coronavirus pandemic, recessionary concerns, changes in discretionary spending, increased interest rates, and other macroeconomic factors. Uncollectible accounts are written off against the allowance after appropriate collection efforts have been exhausted and when it is deemed that a balance is uncollectible.
Fair Value of Financial Instruments
The carrying amounts of cash and cash equivalents, accounts receivable, accounts payable, accrued expenses, and employee-related liabilities are reasonable estimates of their fair values because of the short-term nature of these assets and liabilities. Short-term investments are carried at fair value. The carrying value and estimated fair value of certain of the Company’s common stock warrants was determined using the Black-Scholes pricing model as of September 30, 2022 and December 31, 2021 (see Note 5, “Fair Value Measurements”).
The Company’s convertible senior notes are carried at amortized cost on the condensed consolidated balance sheets (see Note 7, “Debt”). The Company measures the fair value of its convertible senior notes for disclosure purposes. The Company estimated the fair value of its convertible senior notes to be $257.6 million and $430.0 million at September 30, 2022 and December 31, 2021, respectively, based on Level 2 quoted market prices as of those dates.
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

Strategic Investments
During the third quarter of 2022, the Company made an $8.3 million investment in a private company. The investment is accounted for using the cost method, as the investment does not have a readily determinable fair value, and is included as a component of other long-term assets on the condensed consolidated balance sheet at September 30, 2022.
During the second quarter of 2021, the Company made an $8.1 million equity investment in a private company, which represented less than 5% of the outstanding equity of that company as of the date of investment. The investment is accounted for using the cost minus impairment, if any, adjusted for changes in observable prices and is included as a component of other long-term assets on the consolidated balance sheets. The Company monitors this investment to evaluate whether any increase or decline in its value has occurred, based on the implied value of recent company financings, public market prices of comparable companies and general market conditions.

Capillary Biomedical Acquisition
On July 21, 2022, the Company acquired Capillary Biomedical, Inc. (Capillary Biomedical) an infusion set developer, for total cash consideration of $24.7 million, and the assumption of $4.7 million of long-term debt. The debt becomes due and payable upon the first sale or license of the commercialized product, and is included as a component of other long-term liabilities on the condensed consolidated balance sheet at September 30, 2022. Capillary Biomedical’s extended-wear infusion set technology is currently in development and is not yet commercially available. The Company funded the purchase price using existing cash balances. The transaction was accounted for as an asset acquisition as substantially all the value of the gross assets were concentrated in a single asset. At the acquisition date, the Company recorded a $31.0 million charge representing the value of acquired in-process research and development assets with no alternative future use, and acquisition related expenses, in acquired in-process research and development expenses on its condensed consolidated statements of operations.
Intangible Assets Subject to Amortization
Finite-lived intangible assets are recorded at cost, net of accumulated amortization and, if applicable, impairment charges. Amortization of finite-lived intangible assets is recognized over their estimated useful lives on a straight-line basis. The Company reviews its finite-lived intangible assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. The Company did not recognize any impairment losses during the nine months ended September 30, 2022 and 2021.
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
Revenue Recognition for Arrangements with Multiple Performance Obligations
The Company considers the individual deliverables in its product offering as separate performance obligations. The transaction price is determined based on the consideration expected to be received, based either on the stated value in contractual arrangements or the estimated cash to be collected in non-contracted arrangements. The Company allocates the consideration to the individual performance obligations and recognizes the consideration based on when the performance obligation is satisfied, considering whether or not this occurs at a point in time or over time. Generally, insulin pumps, cartridges, infusion sets, and accessories are deemed performance obligations that are satisfied at a point in time when the customer obtains control of the promised good, which typically is upon shipment for our distributor arrangements and upon receipt for sales directly to individual customers. Complementary products, such as t:connect and the Tandem Device Updater, are considered distinct performance obligations that are satisfied over time, as access and support for these products is provided throughout the typical four-year warranty period of the insulin pumps. Accordingly, revenue related to the complementary products is deferred and recognized over a four-year period. Where there is no standalone value for the complementary product, the Company determines its value by applying the expected cost plus a margin approach and then allocates the residual to the insulin pumps.

Tandem Choice Program
In September 2022, the Company announced and launched a new technology access program, (Tandem Choice) that provides eligible, in-warranty t:slim X2 customers in the United States with the flexibility to obtain the next generation hardware platform when it is commercially available. Participating customers have the right to purchase the next generation Tandem pump for a fee (the Choice Right). The Tandem Choice expires on December 31, 2024.
For purposes of evaluating the Tandem Choice, in accordance with ASC 606, the Company has determined that the ability for a customer to upgrade to a new technology, represents a material right because the pricing inherent in such option provides the customer with a discount that is incremental to the range of discounts that would otherwise be granted for the related goods and services to comparable customers. The standalone selling price for the Choice Right was estimated based on the adjusted market assessment approach and contemplates the likelihood that the respective option will be exercised. At September 30, 2022, $0.6 million was allocated to the material right and recorded in current deferred revenue on the condensed consolidated balance sheet.
Warranty Reserve
The Company generally provides a four-year warranty on its insulin pumps to end-user customers and may replace any pumps that do not function as intended in accordance with the product specifications within the warranty period. Additionally, the Company offers a six-month warranty on disposable insulin cartridges and infusion sets. Estimated warranty costs are recorded at the time of shipment, and the Company reevaluates the estimate of the warranty reserve obligation at each reporting period. Warranty costs are estimated primarily based on the current expected product replacement cost and expected replacement rates utilizing historical experience. Insulin pumps returned to the Company may be refurbished and redeployed. Experience has shown that initial data for any given pump version may be insufficient; therefore, the Company’s process relies on long-term historical averages until sufficient data are available. As actual experience becomes available, the Company uses the data to update the historical averages. The Company may make further adjustments to the warranty reserve when deemed appropriate, giving additional consideration to the length of time each pump version has been in the field and revised future expectations of performance based on new features and capabilities that may become available through Tandem Device Updater.
The following table provides a reconciliation of the changes in product warranty liabilities for the three and nine months ended September 30, 2022 and 2021 (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Balance at beginning of the period	$31,904	$25,668	$30,401	$22,075
Provision for warranties issued during the period	8,744	6,622	23,224	20,538
Settlements made during the period	(6,148)	(4,665)	(17,856)	(13,672)
Increases (decreases) in warranty estimates	110	(80)	(1,159)	(1,396)
Balance at end of the period	$34,610	$27,545	$34,610	$27,545
As of September 30, 2022 and December 31, 2021, total product warranty reserves were included in the following consolidated balance sheet accounts (in thousands):

	September 30, 2022	December 31, 2021
Other current liabilities	$16,244	$13,076
Other long-term liabilities	18,366	17,325
Total warranty reserve	$34,610	$30,401

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
For the three and nine months ended September 30, 2022, the net loss used in the calculation of diluted net loss per share was increased by $12,000 and $0.1 million, respectively, to remove the gain recognized from the change in fair value of certain common stock warrants based on the dilutive effect of assumed exercise, and the denominator was increased by 937 shares and 959 shares, respectively, calculated under the treasury stock method. For the three and nine months ended September 30, 2021, the numerator and denominator of the diluted net income per share computation were calculated as follows (in thousands):

	Three Months Ended September 30, 2021	Nine Months Ended September 30, 2021
Net income - basic and diluted	$5,794	$4,758

Weighted average shares outstanding - basic	63,167	62,780
Dilutive common share equivalents:
Options to purchase common stock	1,297	1,239
Unvested restricted stock units	135	17
Warrants to purchase common stock	159	152
Awards to be granted under the ESPP	26	10
Weighted average shares outstanding - diluted	64,784	64,198

Potentially dilutive securities outstanding and not included in the calculation of diluted net loss per share (because inclusion would be anti-dilutive) are as follows (in thousands, in common stock equivalent shares):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Options to purchase common stock	1,080	3,494	1,250	3,283
Unvested restricted stock units	1,526	—	977	—
Warrants to purchase common stock	195	1	195	1
Awards granted under the ESPP	99	—	73	—
Convertible senior notes (if-converted)	2,554	2,554	2,554	2,554
	5,454	6,049	5,049	5,838
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
3. Short-Term Investments
The Company invests in marketable securities primarily consisting of debt instruments of the U.S. Government, U.S. Government-sponsored enterprises, and financial institutions and corporations with strong credit ratings. The following represents a summary of the estimated fair value of short-term investments at September 30, 2022 and December 31, 2021 (in thousands):

At September 30, 2022	Amortized Cost	Gross Unrealized Gain	Gross Unrealized Loss	Estimated Fair Value
Available-for-sale securities:
U.S. Treasury securities	$259,258	$—	$(3,302)	$255,956
Commercial paper	143,196	—	(290)	142,906
Corporate debt securities	17,549	—	(172)	17,377
U.S. Government-sponsored enterprises	66,953	—	(736)	66,217
Supranational bonds	2,508	—	(23)	2,485
Total	$489,464	$—	$(4,523)	$484,941

At December 31, 2021	Amortized Cost	Gross Unrealized Gain	Gross Unrealized Loss	Estimated Fair Value
Available-for-sale securities:
U.S. Treasury securities	$222,206	$—	$(482)	$221,724
Commercial paper	218,391	14	(24)	218,381
Corporate debt securities	58,881	—	(45)	58,836
U.S. Government-sponsored enterprises	50,773	1	(88)	50,686
Supranational bonds	3,003	—	—	3,003
Total	$553,254	$15	$(639)	$552,630

The contractual maturities of available-for-sale debt securities as of September 30, 2022, were as follows (in thousands):

	Years to Maturity
At September 30, 2022	Within One Year	One to Two Years	Estimated Fair Value
U.S. Treasury securities	$245,708	$10,248	$255,956
Commercial paper	142,906	—	142,906
Corporate debt securities	13,125	4,252	17,377
U.S. Government-sponsored enterprises	53,015	13,202	66,217
Supranational bonds	2,485	—	2,485
Total	$457,239	$27,702	$484,941

The Company has classified all marketable securities, regardless of maturity, as short-term investments based upon the Company’s ability and intent to use any of those marketable securities to satisfy the Company’s liquidity requirements.

The Company reviews the portfolio of available-for-sale debt securities quarterly to determine if any investment is impaired due to changes in credit risk or other potential valuation concerns. Unrealized losses on available-for-sale debt securities at September 30, 2022 were primarily due to the recent increase in market interest rates. The Company does not intend to sell the available-for-sale debt securities that are in an unrealized loss position, and it is not more likely than not that the Company will be required to sell these debt securities before recovery of their amortized cost bases, which may be at maturity. Based on the credit quality of the available-for-sale debt securities in an unrealized loss position, and the Company’s estimates of future cash flows to be collected from those securities, the Company believes the unrealized losses are not credit losses. Accordingly, the Company did not record an allowance for credit losses related to its available-for-sale debt securities at September 30, 2022.
4. Composition of Certain Financial Statement Items
Accounts Receivable
Accounts receivable, net consisted of the following at September 30, 2022 and December 31, 2021 (in thousands):

	September 30, 2022	December 31, 2021
Accounts receivable	$117,078	$114,974
Less: allowance for credit losses	(4,273)	(4,249)
Accounts receivable, net	$112,805	$110,725

Allowance for Credit Losses
The following table provides a reconciliation of the changes in the allowance for estimated accounts receivable credit losses for the three and nine months ended September 30, 2022 and 2021 (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Balance at beginning of the period	$4,600	$3,673	$4,249	$3,857
Provision for expected credit losses	965	588	2,955	1,462
Write-offs and adjustments, net of recoveries	(1,292)	(467)	(2,931)	(1,525)
Balance at end of the period	$4,273	$3,794	$4,273	$3,794

Inventories
Inventories consisted of the following at September 30, 2022 and December 31, 2021 (in thousands):

	September 30, 2022	December 31, 2021
Raw materials	$40,841	$26,911
Work-in-process	19,210	16,612
Finished goods	44,723	25,028
Total inventories	$104,774	$68,551

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
The following table presents information about the Company’s financial assets and liabilities measured at fair value on a recurring basis as of September 30, 2022 and December 31, 2021, and indicates the fair value hierarchy of the valuation techniques used by the Company to determine such fair value (in thousands):

	Fair Value Measurements at September 30, 2022
	Total	Level 1	Level 2	Level 3
Assets
Cash equivalents(1)	$76,749	$76,749	$—	$—
U.S. Treasury securities	255,956	255,956	—	—
Commercial paper	142,906	—	142,906	—
Corporate debt securities	17,377	—	17,377	—
U.S. Government-sponsored enterprises	66,217	—	66,217	—
Supranational bonds	2,485	—	2,485	—
Total assets	$561,690	$332,705	$228,985	$—
Liabilities
Common stock warrants(2)	$44	$—	$—	$44
Total liabilities	$44	$—	$—	$44

	Fair Value Measurements at December 31, 2021
	Total	Level 1	Level 2	Level 3
Assets
Cash equivalents(1)	$48,286	$48,286	$—	$—
U.S. Treasury securities	221,724	221,724	—	—
Commercial paper	218,381	—	218,381	—
Corporate debt securities	58,836	—	58,836	—
U.S. Government-sponsored enterprises	50,686	—	50,686	—
Supranational bonds	3,003	—	3,003	—
Total assets	$600,916	$270,010	$330,906	$—
Liabilities
Common stock warrants(2)	$147	$—	$—	$147
Total liabilities	$147	$—	$—	$147
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
The Company's Level 3 liabilities at September 30, 2022 and December 31, 2021 included the remaining Series A warrants issued by the Company in connection with the public offering of common stock in October 2017. The Series A warrants, which expire in October 2022, provide holders the right to purchase shares of the Company’s common stock at an exercise price of $3.50 per share. As of September 30, 2022 and December 31, 2021, there were Series A warrants outstanding to purchase 1,000 shares of the Company’s common stock (see Note 8, “Stockholders’ Equity”).

The Company reassesses the fair value of the outstanding Series A warrants at each reporting date using a Black-Scholes pricing model. Variables used in the pricing model include the closing market price of the Company’s common stock at the balance sheet date, as well as estimated stock price volatility, dividend yield, remaining warrant term, and risk-free interest rate. A significant increase (decrease) in any of these inputs in isolation, particularly the market price of the Company’s common stock, would have resulted in a significantly higher (lower) fair value measurement. The assumptions used to estimate the fair values of the outstanding Series A warrants at September 30, 2022 and December 31, 2021 are presented below:

	Series A Warrants
	September 30, 2022	December 31, 2021
Risk-free interest rate	2.8%	0.3%
Dividend yield	0.0%	0.0%
Expected volatility	71.8%	39.1%
Expected term (in years)	0.1	0.8
The following table presents a summary of changes in the fair value of the Company’s Level 3 financial liabilities for the nine months ended September 30, 2022 and 2021 (in thousands):

	Nine Months Ended September 30,
	2022	2021
Balance at beginning of period	$147	$14,261
(Gain) loss recognized from the change in fair value of common stock warrants	(103)	1,354
Common stock warrants exercised during the period	—	(15,499)
Balance at end of period	$44	$116
6. Leases
The Company's leases consist of operating leases for general office space, research and development, manufacturing and warehouse facilities, and equipment. These noncancellable operating leases have initial lease terms from two years to thirteen years. Leases with an initial term of 12 months or less (Short-term Lease) are expensed as incurred and are not recorded as right-of-use leased assets on the Company’s condensed consolidated balance sheets. The Company is required to recognize operating lease right-of-use assets and liabilities, and begin recording lease expense when the Company takes possession of the leased property (the Commencement Date). The Company recognizes lease expense for these leases on a straight-line basis over the lease term. Because the Company’s leases do not provide an implicit interest rate, the Company uses its incremental borrowing rate based on the information available at the lease Commencement Date to determine the operating lease right-of-use assets and liabilities based on the present value of future lease payments over the lease term. The Company used the incremental borrowing rate on January 1, 2019 for operating leases that commenced before that date.
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
The initial lease term Phase I Commencement Date occurred in March 2022 when the Company was tendered possession of the Phase I portion of the Premises, and rent payments commenced in September 2022 (the Phase I Rent Commencement Date). The Phase II Commencement Date is expected to occur upon the earlier of (i) the date upon which the Company first commences business in the Phase II portion of the Premises, and (ii) May 1, 2025 (the Phase II Rent Commencement Date). The Tech Center Lease term expires in April 2035. The Company has two options to extend the term of the lease, with each option providing for an additional period of five years. The Tech Center Lease term was determined assuming the renewal options would not be exercised.
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
Supplemental Lease Disclosure Information
The Company’s lease costs recorded in the condensed consolidated statements of operations were as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Operating lease cost	$5,097	$2,213	$13,286	$6,415
Short-term lease cost	36	22	107	67
Total lease cost	$5,133	$2,235	$13,393	$6,482

Maturities of operating lease liabilities at September 30, 2022 were as follows (in thousands):

Years Ending December 31,
2022 (remaining)	$2,341
2023	14,614
2024	17,643
2025	17,475
2026	17,528
Thereafter	120,235
Total undiscounted lease payments	189,836
Less: amount representing interest	(50,607)
Present value of operating lease liabilities	139,229
Less: current portion of operating lease liabilities	(12,120)
Operating lease liabilities - long-term	$127,109
The weighted-average remaining lease term and weighted-average discount rate for operating leases were as follows:

	September 30, 2022	December 31, 2021
Weighted-average remaining lease term (in years)	10.9	5.0
Weighted-average discount rate used to determine operating lease liabilities	5.3%	5.6%

Cash paid for amounts included in the measurement of lease liabilities, representing operating cash flows from operating leases, was $9.4 million and $7.1 million for the nine months ended September 30, 2022 and 2021, respectively.
Lease For Which Accounting Has Not Yet Commenced
As of September 30, 2022, the Commencement Date for Phase II of the Tech Center Lease had not yet occurred. Accordingly, the condensed consolidated balance sheet at September 30, 2022 does not include operating lease right-of-use assets and operating lease liabilities, and the condensed consolidated statements of operations for the three and nine months ended September 30, 2022 do not include any lease costs, related to Phase II of the Tech Center Lease. In addition, the above disclosures of the Company’s lease costs, maturities of operating lease liabilities, and the weighted-average remaining lease term and weighted-average discount rate, do not include any amounts related to Phase II of the Tech Center Lease.
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

The Company may not redeem the Notes before May 6, 2023. The Company has the option to redeem for cash all or any portion of the Notes on or after May 6, 2023 if the last reported sale price of the Company’s common stock has been at least 130% of the Conversion Price then in effect for at least 20 trading days (whether or not consecutive), including the trading day immediately preceding the date on which the Company provides notice of redemption, during any 30 consecutive trading day period, at a redemption price equal to 100% of the principal amount of the Notes to be redeemed, plus accrued and unpaid interest. No sinking fund is provided for the Notes.

Holders of the Notes may convert all or a portion of their Notes at their option before November 1, 2024, in multiples of $1,000 principal amounts, only under the following circumstances:

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
The net carrying amount of the Notes on the condensed consolidated balance sheets consisted of the following (in thousands):

	September 30, 2022	December 31, 2021
Principal amount	$287,500	$287,500
Unamortized debt issuance costs	(4,713)	(6,033)
Net carrying amount	$282,787	$281,467

As of September 30, 2022, the unamortized debt issuance costs of $4.7 million associated with the Notes will be amortized to interest expense, at an effective interest rate of 2.2% over the remaining period of approximately 2.7 years.

The following table details interest expense related to the Notes recognized for the three and nine months ended September 30, 2022 and 2021 (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Contractual interest expense	$1,078	$1,078	$3,234	$3,234
Amortization of debt issuance costs	499	433	1,395	1,292
Total interest expense	$1,577	$1,511	$4,629	$4,526

The Notes will have a dilutive effect to the extent the average market price per share of common stock for a given reporting period exceeds the conversion price of $112.57. As of September 30, 2022, the if-converted value of the Notes did not exceed the principal amount. As of December 31, 2021, the if-converted value of the Notes exceeded the principal amount by $96.9 million.

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

Line of Credit

On May 18, 2022, the Company entered into a three-year Revolving Line of Credit Agreement that provides the Company with a maximum principal borrowing amount of $100.0 million (the Line of Credit), reduced by any letters of credit issued and outstanding under a $15.0 million letter of credit sub-limit. The Line of Credit allows the Company to request advances thereunder, and to use the proceeds of such advances for general corporate purposes, including working capital and capital expenditures. The Line of Credit matures on the earlier of (i) May 18, 2025 or (ii) the Springing Maturity Date, unless renewed at maturity upon approval by the Company’s board of directors and the lender. The Springing Maturity Date is any date during the 91 days prior to the May 1, 2025 maturity date of the Company’s Convertible Senior Notes, that the Company does not satisfy a predefined liquidity threshold. During the term of the Line of Credit, the Company is required to maintain compliance with two financial maintenance covenants: a minimum consolidated interest coverage ratio and a maximum consolidated net leverage ratio. The Company was in compliance with these financial maintenance covenants as of September 30, 2022. The Line of Credit is secured by a first priority security interest in substantially all of the assets of the Company and its subsidiaries.
Advances drawn under the Line of Credit bear interest at an annual rate of (1) the SOFR Rate (as defined in the Line of Credit); plus (2) an applicable credit spread adjustment ranging from 0.10% to 0.25%; plus (3) an applicable margin ranging from 1.25% to 2.00%, and each advance will be payable on the Maturity Date with the interest on outstanding advances payable quarterly. The Credit Agreement also includes a commitment fee ranging from 0.20% to 0.35% per annum on the average daily unused amount of the Line of Credit, payable quarterly. The Company may, at its option, prepay any borrowings under the Line of Credit, in whole or in part at any time before the maturity date, without premium or penalty.
As of September 30, 2022, the Company’s outstanding borrowings and available balance under the Line of Credit were as follows (in millions):

Available principal amount	$100.0
Outstanding borrowings	—
Outstanding letters of credit	4.9
Total available balance	$95.1
8. Stockholders’ Equity
Shares Reserved for Future Issuance
The following shares of the Company's common stock were reserved for future issuance at September 30, 2022 (in thousands):

Shares reserved for issuance upon conversion of Convertible Senior Notes	2,554
Shares underlying outstanding warrants	195
Shares underlying outstanding stock options	4,582
Shares underlying unvested restricted stock units	1,717
Shares authorized for issuance pursuant to awards granted under the ESPP	1,087
Shares authorized for future equity award grants	211
Total	10,346
Common Stock Warrants

Warrants outstanding to purchase shares of the Company's common stock as of September 30, 2022 were as follows:

Issue Date	Exercise Price Per Share	Warrants Outstanding	Expiration Date of Warrants Outstanding
October 2017	$3.50	1,000	October 2022
March 2017	$23.50	193,788	March 2027
		194,788
Each warrant allows the holder to purchase one share of the Company's common stock at the exercise price per share of the respective warrant. The Company issued zero shares and 5,678 shares of its common stock, respectively, upon the exercise of warrants during the three and nine months ended September 30, 2022, and 29,985 and 155,517 shares of its common stock, respectively, upon the exercise of warrants during the three and nine months ended September 30, 2021.
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
Stock-Based Compensation
Common Stock Options
Common stock options have an exercise price equal to the closing price of the Company's common stock on the applicable grant date, and have a maximum term of ten years. Stock options granted before the second quarter of 2022, generally vest over a four-year period as to 25% of the underlying shares on the first anniversary of the grant date, with the balance of the options vesting monthly over the following three years. Stock options granted during the second quarter of 2022 and thereafter vest over a three-year period as to 33% of the underlying shares on the first anniversary of the grant date, with the balance of the options vesting monthly over the following two years.

The Company estimates the fair value of stock options using the Black-Scholes option-pricing model on the grant date. The total number of common stock options granted and the respective assumptions used in the Black-Scholes option-pricing model were as follows:

	Nine Months Ended September 30,
	2022	2021
Stock options granted	83,008	355,008
Weighted average grant date fair value (per share)	$42.16	$56.89
Risk-free interest rate	2.7%	1.0%
Dividend yield	0.0%	0.0%
Expected volatility	72.0%	75.1%
Expected term (in years)	5.8	6.1
Restricted Stock Units
Restricted stock units (RSUs) have a grant value equal to the closing price of the Company’s common stock on the award date. RSUs granted before March 2022, generally vest over a four-year period based on continued service to the Company as to 25% of the underlying shares on the first anniversary of the award, with the balance of the RSUs vesting quarterly over the following three years. RSUs granted in March 2022 and thereafter vest over a three-year period based on continued service to the Company as to 33% of the underlying shares on the first anniversary of the award, with the balance of the RSUs vesting quarterly over the following two years. In addition, the Company granted 53,662 and 25,674 performance-based RSUs, respectively, during the nine months ended September 30, 2022 and 2021. The performance-based RSUs have a grant value equal to the closing price of the Company’s common stock on the award date, and vest upon the Company’s actual performance relative to predefined performance metrics and subject to the awardee’s continuing service through the December 31, 2024 measurement date.
The total number of RSUs granted, which includes performance-based RSUs, and the respective weighted average grant date fair value were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
RSUs granted	330,807	94,746	1,338,056	437,340
Weighted average grant date fair value (per share)	$56.49	$109.63	$70.33	$87.98
Employee Stock Purchase Plan
The Company records stock-based compensation expense associated with the ESPP using the Black-Scholes option-pricing model. Valuations are performed on the grant date at the beginning of the purchase period, which generally occurs in May and November of each year. The assumptions used in the Black-Scholes option-pricing model for the ESPP were as follows:

	Nine Months Ended September 30,
	2022	2021
Weighted average grant date fair value (per share)	$26.57	$29.24
Risk-free interest rate	2.2%	0.1%
Dividend yield	0.0%	0.0%
Expected volatility	47.1%	47.5%
Expected term (in years)	1.3	1.3

The following table summarizes the allocation of stock-based compensation expense included in the condensed consolidated statements of operations for all stock-based compensation arrangements (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Cost of sales	$1,920	$1,557	$5,666	$4,624
Selling, general and administrative	15,125	11,278	40,711	31,570
Research and development	5,192	2,894	14,100	7,459
Total stock-based compensation expense	$22,237	$15,729	$60,477	$43,653
The total stock-based compensation expense capitalized as part of the cost of the Company’s inventories was $0.9 million at September 30, 2022, and $1.0 million at December 31, 2021.
9. Employee Benefits
Employee 401(k) Plan
The Company has a defined contribution 401(k) plan for employees in the United States who are at least 18 years of age. Employees are eligible to participate in the plan beginning on the first day of the calendar month following their date of hire. Unless they affirmatively elect otherwise, employees are automatically enrolled in the plan following 30 days from date of rehire or entry date. Under the terms of the plan, employees may make voluntary contributions as a percent of compensation, and the Company may elect to match a discretionary percentage of employee contributions. The Company did not provide a matching contribution before 2022, but began making a discretionary match in the first quarter of 2022.
10. Income Taxes
For the three and nine months ended September 30, 2022, the Company recognized income tax expense of $1.6 million and $2.0 million, respectively, on a pre-tax loss of $47.3 million and $76.7 million. Income tax expense for the three and nine months ended September 30, 2022 was primarily attributable to federal, state and foreign income tax expense as a result of current taxable income in certain jurisdictions.
For the three and nine months ended September 30, 2021, the Company recognized income tax expense of $0.1 million on a pre-tax income of $5.8 million, and an income tax benefit of $2,000 on pre-tax income of $4.8 million, respectively. The income tax benefit for the nine months ended September 30, 2021 was primarily attributable to excess tax benefits from stock compensation, offset by state and foreign income tax expense as a result of current taxable income in certain jurisdictions.
The Company calculated the provision (benefit) for income taxes for the three and nine months ended September 30, 2022 and 2021, by applying an estimate of the annual effective tax rate for the full year to ordinary income (loss) adjusted by the tax impact of discrete items.
The Company continues to maintain a full valuation allowance against its net deferred tax assets as of September 30, 2022, based on the current assessment that it is not more likely than not these future benefits will be realized before expiration.

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

Disaggregation of Revenue
The Company primarily sells its products through national and regional distributors in the United States on a non-exclusive basis, and through distribution partners outside the United States, including in select European countries, Canada, Australia, New Zealand, Saudi Arabia and South Africa. In the United States and Canada, the Company uses a direct sales force. The Company disaggregates its revenue by geography and by major sales channel as management believes these categories best depict how the nature, amount and timing of revenues and cash flows are affected by economic factors.
Revenues by Geographic Region and Customer Sales Channel
During the three and nine months ended September 30, 2022 and 2021, no individual country outside the United States generated revenue that represented more than 10% of total revenue. The table below sets forth revenues for the Company’s two primary geographical markets, based on the geographic location to which its products are shipped (in thousands).

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
United States	$146,035	$133,106	$422,985	$364,025
Outside the United States	58,512	46,521	157,731	128,778
Total Sales	$204,547	$179,627	$580,716	$492,803
Sales to distributors accounted for 66% and 68% of the Company’s total United States sales for the three months ended September 30, 2022 and 2021, respectively, and 65% and 68% of the Company’s total United States sales for the nine months ended September 30, 2022 and 2021, respectively. Sales to distributors accounted for 96% and 96% of the Company’s total sales outside the United States for the three months ended September 30, 2022 and 2021, respectively, and 96% and 95% of the Company’s total sales outside the United States for the nine months ended September 30, 2022 and 2021, respectively.
12. Commitments and Contingencies
Legal and Regulatory Matters

In May 2020, the Company was named as a defendant in three California state court class action lawsuits arising from a phishing incident that occurred in January 2020. Collectively, these lawsuits seek statutory, compensatory, actual, and punitive damages; equitable relief, including restitution; pre- and post-judgment interest; injunctive relief; and attorney fees, costs, and expenses from the Company. On July 24, 2020, these three lawsuits were consolidated into a single case in the Superior Court of the State of California in the County of San Bernardino entitled Joseph Deluna et al. v. Tandem Diabetes Care, Inc. The consolidated case alleges violations of the Confidentiality of Medical Information Act (CMIA), California Consumer Privacy Act (CCPA), California’s Unfair Competition Law (UCL), and breach of contract. The Company filed a demurrer seeking dismissal of all claims, which was heard by the Court on October 27, 2020, and which resulted in the following outcome: (i) the demurrer to the CMIA claim was denied; (ii) the demurrer to the CCPA claim was sustained; and (iii) the demurrer to the UCL and contract claims were sustained with leave to amend the pending complaint. A second demurrer was heard by the Court on March 29, 2021 with the following outcome: (i) the demurrer to the CMIA claim was denied; and (ii) the demurrer to the UCL and contract claims was sustained without leave to amend as to three of the named plaintiffs. The plaintiffs filed a motion for class certification on January 7, 2021 and the Company filed a motion for summary adjudication on plaintiffs’ CMIA claim on April 7, 2022. Both motions are fully briefed. The Company anticipates the Court will hear argument on both motions in the fourth quarter of 2022 or the first quarter of 2023. Although the Company continues to vigorously defend against these claims, there is no guarantee that the Company will prevail. The Company presently is unable to determine the ultimate outcome of these lawsuits or determine the amount (or range) of possible losses associated with the lawsuits.

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
Except as set forth above, as of September 30, 2022, there were no legal proceedings, regulatory matters, or other disputes or claims for which a material loss was considered probable or for which the amount (or range) of loss was reasonably estimable. However, regardless of the merits of the claims raised or the outcome, legal proceedings, regulatory matters, and other disputes and claims may have an adverse impact on the Company because of as a result of defense and settlement costs, diversion of management time and resources, and other factors.
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

Item 2.         Management’s Discussion and Analysis of Financial Condition and Results of Operations.
You should read the following discussion and analysis together with our financial statements and related notes in Part I, Item 1 of this Quarterly Report on Form 10-Q for the quarter ended September 30, 2022 (Quarterly Report).
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

Since our initial commercial launch, we have rapidly innovated and brought more products to market than our competitors. We have commercially launched seven insulin pump configurations in the United States since 2012 and three insulin pump configurations outside the United States since 2018. Today, our software-updatable t:slim X2 Insulin Delivery System (t:slim X2) hardware platform represents 100% of our new pump shipments. In the four-year period ended September 30, 2022, we shipped more than 400,000 insulin pumps, which is representative of our estimated global installed customer base, assuming the typical four-year reimbursement cycle. More than 280,000 of these pumps were shipped to customers in the United States and over 120,000 were shipped in the more than 20 countries in which we operated in the third quarter of 2022 outside the United States.

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

The t:slim X2 is unique in that it is the only pump on which remote software updates have been made commercially available in the United States. Now available in the countries we serve worldwide, our Tandem Device Updater (TDU) is a revolutionary tool that allows people to update their t:slim X2 software from a personal computer. In July 2022, we launched a new pump software update though TDU to allow all t:slim X2 pump users in the United States to bolus insulin using our smartphone app that is available on both iOS and Android device models.

Our insulin pump products are generally considered durable medical equipment and have an expected lifespan of at least four years. In addition to insulin pumps, we sell disposable products that are used together with our pumps and are replaced every few days, including cartridges for storing and delivering insulin, and infusion sets that connect the insulin pump to a user’s body. Additionally, we sell accessories such as belt clips and cases for use with pumps which are designed to enhance usability. In the United States, we also offer t:connect, our data management web application that provides users, their caregivers and their healthcare providers with a fast, easy, and visual way to display diabetes therapy management data from our pumps, integrated CGMs and supported blood glucose meters.

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

Infusion Sets
Infusion sets provide additional choice and flexibility to people living with diabetes. Our goals for infusion set innovations focus on solutions that extend wear time and enhance user experience, while reducing occlusions, body burden and waste. In support of this effort, in July 2022 we acquired infusion set developer, Capillary Biomedical, Inc. (Capillary Biomedical). Capillary Biomedical’s unique extended wear infusion set technology is currently in development.
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

Integration
Building a robust ecosystem and portfolio around our flagship insulin pumps requires product development efforts to integrate, add, and enhance complementary system components.
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
Tandem Source

Expanding the capabilities of our t:connect data management application available for customers in the United States, Tandem Source is our second-generation web-based data management application that is being designed to be deployed globally. This application enhances clinical data visualization, and provides added interface customization for users to personalize how they engage with their data and for healthcare providers to better manage their care.
Settings Automation

Our automation research and development activities center around opportunities for enhanced user and healthcare provider experience and improved clinical outcomes. In support of this effort, we are working to automate our pump settings adjustments to further enhance ease of use and expand adoption of our insulin pump products.

Pump Shipments
From inception in 2012 through June 2018, we derived nearly all of our sales from the shipment of insulin pumps and associated supplies to customers in the United States. Starting in the third quarter of 2018, we began selling our t:slim X2 insulin pump in select geographies outside the United States and now offer our technology solutions in more than 20 countries worldwide. We consider the number of insulin pump units shipped to be an important metric for managing our business.
Insulin pumps in the markets we serve worldwide are generally subject to a four-year reimbursement cycle, imposed by the third-party insurance carrier, government plan or healthcare system that serves as the primary payor. In the past four years, we have shipped more than 400,000 insulin pumps worldwide, which is representative of our estimated global in-warranty installed customer base. Our estimated worldwide installed base has increased approximately 35% compared to the third quarter of 2021.
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

More than 280,000 pumps were shipped to customers in the United States in the past four years, which aligns with the standard four-year warranty period. Pump shipments to customers in the United States by fiscal quarter for the last five years, which aligns more closely with our typical renewal cycle, were as follows:

	United States Pump Unit Shipments for Each of the Three Months Ended in Respective Years
	March 31	June 30	September 30	December 31	Total
2017	2,816	3,427	3,868	6,950	17,061
2018	4,444	5,447	7,379	12,935	30,205
2019	9,669	12,799	13,814	17,453	53,735
2020	13,158	14,735	18,380	24,552	70,825
2021	16,644	20,665	20,296	25,712	83,317
2022	18,658	20,818	20,394	N/A	59,870

Since commencing sales outside the United States in the third quarter of 2018, we shipped over 120,000 pumps to customers in more than 20 countries, and are only beginning to complete a full four-year reimbursement cycle in certain of our markets outside of the United States. Pump shipments to customers outside the United States by fiscal quarter were as follows:

	Outside the United States Pump Unit Shipments for Each of the Three Months Ended in Respective Years
	March 31	June 30	September 30	December 31	Total
2018	N/A	N/A	1,055	3,233	4,288
2019	5,063	8,459	4,025	2,149	19,696
2020	4,220	3,952	3,641	8,133	19,946
2021	8,708	13,152	11,262	11,873	44,995
2022	9,437	11,296	12,113	N/A	32,846

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
•seasonality in the United States associated with annual insurance deductibles and coinsurance requirements of the medical insurance plans used by our customers and the customers of our distributors;
•incidence of disease or illness, including the COVID-19 global pandemic, that may impact customer purchasing patterns or disrupt our supply chain, or create uncertainty or delay with respect to regulatory approvals;
•global economic and market uncertainty such as recessionary concerns, rising inflation rates, changes in discretionary spending, increased interest rates, and other macroeconomic factors;

•the timing of holidays and summer vacations, which may vary by geography and may be further influenced by the lifting or relaxation of COVID-19 related restrictions and broader availability of vaccines;
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
•our recently announced Tandem Choice program and its related financial and accounting impact;
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
•expansion and new product launches in select geographies outside the United States, including initial orders to stock inventories; and
•ability to effectively scale our operations to support rapid growth, including expanding our facilities, advancing our research and development efforts, increasing manufacturing capacity through third-party manufacturers, financial impact and integration of acquired assets or businesses, and hiring and retaining employees in customer service and support functions.
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
In the United States, we primarily sell our products through national and regional distributors on a non-exclusive basis. These distributors are generally providers of medical equipment and supplies to individuals with diabetes. Our primary end customers are people with insulin-dependent diabetes. Similar to other durable medical equipment, the primary payor is generally a third-party insurance carrier and the customer is usually responsible for any medical insurance plan copay or coinsurance requirements. We believe we can continue to increase sales by promoting our products to a greater number of potential customers, caregivers and healthcare providers, although pressures related to the broader economic environment, new competitive product launches and the COVID-19 global pandemic have had, and may continue to have, an adverse impact on our sales.
In the third quarter of 2018, we began the launch of our t:slim X2 hardware platform through distribution partners outside the United States. Our products are now sold in more than 20 countries, including in Canada, France and Germany. Today, distributor orders are primarily fulfilled in the United States. In the first half of 2022, we laid the commercial and operational groundwork, as well as the IT infrastructure, to begin working with a third-party logistics service provider in the Netherlands to support our distributors in Europe with the intent to scale utilization in the next twelve months. Our independent distributor partners outside the United States and Canada perform all sales, customer support and training in their respective markets. In Canada, we market with a direct sales force and, similar to the United States, use a distributor partner for certain billing and fulfillment activities. Historically, we have experienced consistent levels of reimbursement for our products in the United States, but we expect the average sales price will vary in markets outside the United States based on a number of factors, such as the geographical mix, nature of the reimbursement environment, government regulations and the extent to which we rely on distributor relationships to provide sales, clinical and marketing support.
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
Since early 2020, the COVID-19 global pandemic had a major impact on businesses around the world, as well as our own quarterly trends. Initially, the impact on our business was relatively consistent worldwide but we have since seen varying degrees of impact in individual markets based on local conditions. We anticipate that our sales may not follow historical trends and may continue to be subject to unpredictable variability across the markets in which we operate. The full extent of the impact of the COVID-19 global pandemic on our business and operations will depend on a number of factors, including the scope and duration of the pandemic, varying government responses to the pandemic and potential delays to product development timelines.
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
In September 2022, we launched Tandem Choice, a technology access program that provides in-warranty eligible t:slim X2 customers a path towards ownership of the next generation hardware platform for a fee when available. Tandem Choice expires on December 31, 2024.

The accounting treatment for Tandem Choice has a high degree of complexity. Initially, the program requires the deferral of some portion of sales for shipments of eligible pumps beginning in the third quarter of 2022. If a customer elects to participate in Tandem Choice upon launch of our next generation hardware platform, we will recognize the existing deferral, fees received and the associated costs of providing the new hardware at the time of fulfillment. Any remaining deferrals will be recognized at program expiration. At this time, we are not able to estimate the financial impact for the duration of Tandem Choice.
Cost of Sales
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
Historically, we have manufactured our pumps and disposable insulin cartridges at our manufacturing facility in San Diego, California. In early 2020, our third-party cartridge manufacturer completed validation and commenced commercial-scale manufacturing to supplement our existing cartridge manufacturing capacity. By the end of 2021, the majority of our t:slim cartridge manufacturing capacity transitioned to our partner to create capacity for Tandem Mobi cartridge manufacturing in the future. Infusion sets and pump accessories are manufactured by third-party suppliers.
Over the long term, we expect our overall gross margin percentage, which for any given period is calculated as sales less cost of sales divided by sales, to improve, as our pump sales increase, as we launch new portfolio products with lower costs to manufacture, improved average selling prices and leverage of our fixed overhead costs. We expect we will be able to achieve this leverage with products that use the same technology platform and manufacturing infrastructure, as well as increased automation, process improvements and raw materials cost reductions. We also expect our warranty cost per unit to decrease as we release additional product features and functionality using the Tandem Device Updater.
Pumps have, and are expected to continue to have, a higher gross margin percentage than our pump-related supplies. Therefore, the percentage of pump sales relative to total sales could have a significant impact on our overall gross margin percentage. In the event that customers delay their pump purchasing decisions or physicians pause in prescribing new pumps, it is possible that we may experience a higher percentage of pump-related supply sales than anticipated, which in turn could adversely impact our overall gross margin percentage. However, our overall gross margin percentage may fluctuate in future quarterly periods as a result of numerous factors aside from those associated with production volumes and product mix. For instance, as a result of the COVID-19 global pandemic, we are experiencing higher costs as we manage global supply challenges and anticipate that this will continue for the remainder of 2022 and first half of 2023. In addition, as demand for our products increases, we may continue to make additional investments in manufacturing capacity or increase our reliance on third parties for manufacturing-related services, either of which could have a negative impact on our gross margins.
Other factors impacting our overall gross margin percentage may include the changing percentage of products sold to distributors versus directly to individual customers, varying levels of reimbursement among third-party payors in individual markets worldwide, the timing and success of new regulatory approvals and product launches, changes in warranty estimates, training costs, licensing and royalty costs, cost to support our digital health platforms, cost associated with excess and obsolete inventories, and changes in our manufacturing processes, capacity, costs or output.
Selling, General and Administrative
Our selling, general and administrative (SG&A) expenses primarily consist of salary, cash-based incentive compensation, fringe benefits and non-cash stock-based compensation for our sales, marketing and administrative functions, which also includes our clinical, customer support, technical services, insurance verification and regulatory affairs personnel. We had approximately 110 sales territories in the United States in the third quarter of 2022, up from approximately 95 in 2021. Our existing territories are generally maintained by sales representatives and field clinical specialists, and supported by managed care liaisons, additional sales management and other customer support personnel, which have also been rapidly expanding to support our growing installed base. Our operations in Canada are comprised of approximately ten sales territories.

Other significant SG&A expenses typically include those incurred for product demonstration samples, commercialization activities associated with new product launches, travel, trade shows, outside legal fees, independent auditor fees, outside consultant fees, insurance premiums, facilities costs and information technology costs. While we experienced reduced spending in areas such as travel and trade shows in 2021 due to the COVID-19 global pandemic, we may experience additional costs as our employees return to work at our offices and as we adapt to alternative hybrid work models, or as needed to respond to general labor shortages and heightened competition for employees with specialized skills. Overall, we expect our SG&A expenses, including the cost of our customer support infrastructure, to continue to increase as our customer base grows worldwide. In addition, we will continue to evaluate, and may further increase, the number of our field sales and clinical personnel to optimize the coverage of our existing territories. In the longer term, SG&A expenses may also increase due to anticipated costs associated with additional compliance and regulatory reporting requirements.
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
Acquired In-process Research and Development (IPR&D) Expenses
Acquired IPR&D reflects costs of external research and development projects acquired directly in a transaction other than a business combination, that do not have an alternative future use.
Other Income and Expense
Other income and expense primarily consists of interest expense which includes the amortization of debt issuance costs related to our 1.50% Convertible Senior Notes due 2025, interest earned on our cash equivalents and short-term investments, and changes in the fair value of certain common stock warrants which were issued in October 2017 and expire in October 2022. We expect interest income in future quarters to fluctuate depending on the total amount of cash equivalents and short-term investments and market interest rates. We expect interest expense in future quarters to be comparable with the amount expensed in 2021, through the date of conversion or redemption of the Notes.
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

Results of Operations

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands, except percentages)	2022	2021	2022	2021
Sales:
United States	$146,035	$133,106	$422,985	$364,025
Outside the United States	58,512	46,521	157,731	128,778
Total sales	204,547	179,627	580,716	492,803
Cost of sales	100,122	82,882	283,252	230,317
Gross profit	104,425	96,745	297,464	262,486
Gross margin	51%	54%	51%	53%
Operating expenses:
Selling, general and administrative	84,104	64,923	237,989	190,009
Research and development	36,798	24,102	103,529	62,562
Acquired in-process research and development	31,016	—	31,016	—
Total operating expenses	151,918	89,025	372,534	252,571
Operating income (loss)	(47,493)	7,720	(75,070)	9,915
Other income (expense), net:
Interest income and other, net	1,708	31	2,858	721
Interest expense	(1,576)	(1,511)	(4,629)	(4,526)
Change in fair value of common stock warrants	12	(392)	103	(1,354)
Total other income (expense), net	144	(1,872)	(1,668)	(5,159)
Income (loss) before income taxes	(47,349)	5,848	(76,738)	4,756
Income tax expense (benefit)	1,621	54	2,003	(2)
Net income (loss)	$(48,970)	$5,794	$(78,741)	$4,758

Comparison of the Three Months Ended September 30, 2022 and 2021
Sales. For the three months ended September 30, 2022, sales were $204.5 million, which included $58.5 million of sales outside the United States. For the three months ended September 30, 2022, we deferred $0.6 million of pump sales as the result of our recently launched Tandem Choice. Sales were $179.6 million for the same period in 2021, which included $46.5 million of sales outside the United States.

The increase in worldwide sales of $24.9 million in the third quarter of 2022, compared to the third quarter of 2021, was primarily driven by a 25% increase in pump-related supply sales. Sales of pump-related supplies increased primarily due to the 35% growth in our estimated worldwide installed base of customers. Pump sales increased 5% in the third quarter of 2022, net of the deferral associated with the Tandem Choice, which began during the third quarter of 2022.

Sales by product in the United States were as follows (in thousands):

	Three Months Ended September 30,
	2022	2021
Pump	$80,696	$78,771
Infusion sets	44,839	37,725
Cartridges	20,122	16,289
Other	378	321
Total Sales in the United States	$146,035	$133,106

Pump sales in the United States were $80.7 million for the third quarter of 2022, compared to $78.8 million in the third quarter of 2021 as pump shipments increased 1% and pump average selling prices improved compared to the same period in 2021. Pump shipments in the United States were 20,394 in the third quarter of 2022, compared to 20,296 in the third quarter of 2021. Pump shipments were driven by continued demand for our t:slim X2 insulin pump with Control-IQ technology even with the presence of new competitive product launches during the quarter. We also faced challenging marketplace dynamics and economic conditions brought on by the global pandemic and a deteriorating macroeconomic environment, with inflation and the threat of recession beginning to impact pump purchasing decisions. Sales of pump-related supplies increased primarily due to a 28% increase year over year in our estimated installed base of customers in the United States. Sales to distributors accounted for 66% and 68% of our total sales in the United States for the three months ended September 30, 2022 and 2021, respectively, which contributed to modest improvement in average selling prices across all products.

Sales by product outside the United States were as follows (in thousands):

	Three Months Ended September 30,
	2022	2021
Pump	$27,385	$23,762
Infusion sets	21,964	16,175
Cartridges	8,996	6,269
Other	167	315
Total Sales Outside the United States	$58,512	$46,521
Pump sales outside the United States were $27.4 million for the third quarter of 2022, compared to $23.8 million in the third quarter of 2021. Pump shipments increased 8% compared to the same period in the prior year due to continued strong demand for our t:slim X2 insulin pump with Control-IQ technology, which is now available in all of the markets we serve. The increase in pump sales was also attributable to an increase in average selling prices. Sales of pump-related supplies benefited from a 57% increase in our estimated installed base of customers outside the United States. The ordering patterns of our distributors outside the United States for pumps and supplies has been, and may continue to be, highly variable from period to period as distributors continue to gain familiarity with the markets in which they operate and the acceptance of our products in those markets evolves. This variability has been compounded by the differing levels of impact from the global pandemic with regard to access to both physicians and customers, as well as shipping logistics. Sales to distributors accounted for 96% and 96% of our total sales outside the United States for the three-month periods ended September 30, 2022 and 2021, respectively.
Cost of Sales and Gross Profit. Our cost of sales for the three months ended September 30, 2022 was $100.1 million, resulting in gross profit of $104.4 million, compared to cost of sales of $82.9 million and gross profit of $96.7 million for the same period in 2021. The gross margin for the three months ended September 30, 2022 and 2021 was 51% and 54%, respectively.
The increase in our gross profit for the three months ended September 30, 2022 was primarily the result of the $24.9 million increase in total sales, driven by increased supply sales. Gross margin benefits from progress in underlying fundamentals, including an increase in average selling prices and manufacturing efficiencies, as well as leverage of fixed overhead, were more than offset by increased costs associated with global supply chain challenges. More specifically, gross margin was pressured by approximately 2 percentage points from increased pump material costs due to the use of alternative sourcing for certain raw materials to reduce the risk of component shortages in the near-term and higher freight costs consistent with our experience in the second quarter of 2022. We anticipate continued pressure from increased supply chain and material costs through the end of this year into next year as we continue to navigate the challenges of the global pandemic and the challenging economic environment. Other factors that have and may continue to impact the gross margin percentage are changes in product and geographical mix. Pump sales, which have the highest gross margin, were 53% of total worldwide sales in the third quarter of 2022, versus 57% in the third quarter of 2021.

Selling, General and Administrative Expenses. SG&A expenses increased 30% to $84.1 million for the three months ended September 30, 2022, from $64.9 million for the same period in 2021. Employee-related expenses for our SG&A functions comprise the majority of SG&A expenses. The increase compared to 2021 was primarily the result of an $11.8 million increase in salaries, incentive compensation, non-cash stock-based compensation, and other employee benefits due to an increase in personnel to support additional sales territories, higher sales and other services in support of our growing installed customer base. Non-cash stock-based compensation expense allocated to SG&A was $15.1 million for the three months ended September 30, 2022, compared to $11.3 million in the same period in 2021. We also experienced a $7.4 million increase in facilities and other non-employee discretionary spending, including outside consulting, outside services, travel, and equipment costs.
Research and Development Expenses. R&D expenses increased 53% to $36.8 million for the three months ended September 30, 2022 from $24.1 million for the same period in 2021. The increase in R&D expenses was primarily the result of an increase of $8.1 million in salaries, incentive compensation, non-cash stock-based compensation, and other employee benefits due to an increase in personnel to support our product development efforts. Non-cash stock-based compensation expense allocated to R&D was $5.2 million for the three months ended September 30, 2022, compared to $2.9 million in the same period in 2021. We also experienced a $4.6 million increase in other non-employee discretionary spending, including outside consulting and services, clinical trial expenses, information technology and equipment costs attributable to R&D.
Acquired In-Process Research and Development Expenses. Acquired IPR&D expenses of $31.0 million for the three months ended September 30, 2022 represented the value of assets acquired, and acquisition related expenses, in connection with our acquisition of Capillary Biomedical.
Other Income (Expense), Net. Total other income (expense), net for the three months ended September 30, 2022 was $0.1 million income, compared to $1.9 million expense in the same period in 2021. Other income, net for the three months ended September 30, 2022 primarily consisted of $1.7 million of interest income earned on our cash equivalents and short-term investments, partially offset by $1.6 million of interest expense which included the amortization of debt issuance costs related to our Convertible Senior Notes. Other expense, net for the three months ended September 30, 2021 primarily consisted of $1.5 million of interest expense which included the amortization of debt issuance costs related to our Notes.
Income Tax Expense (Benefit). We recognized income tax expense of $1.6 million on a pre-tax loss of $47.3 million for the three months ended September 30, 2022, compared to income tax expense of $0.1 million on pre-tax income of $5.8 million for the three months ended September 30, 2021. Income tax expense for the three months ended September 30, 2022 was primarily attributable to federal, state and foreign income tax expense as a result of current taxable income in certain jurisdictions. Income tax expense for the three months ended September 30, 2021 was primarily attributable to state and foreign income tax expense as a result of current taxable income in certain jurisdictions.

Comparison of the Nine Months Ended September 30, 2022 and 2021
Sales. For the nine months ended September 30, 2022, sales were $580.7 million, which included $157.7 million of sales outside the United States. For the nine months ended September 30, 2022 we deferred $0.6 million of pump sales as a result of Tandem Choice, launched in late September 2022. For the nine months ended September 30, 2021, sales were $492.8 million, which included $128.8 million of sales outside the United States.
The increase in worldwide sales of $87.9 million in the first nine months of 2022 compared to the first nine months of 2021, was driven by a 34% increase in pump-related supply sales, primarily due to 35% growth in our estimated worldwide installed base of customers. We also had a 7% increase in worldwide pump sales in the first nine months of 2022, compared to the same period in 2021, net of the deferral associated with the Tandem Choice.

Sales by product in the United States were as follows (in thousands):

	Nine Months Ended September 30,
	2022	2021
Pump	$235,849	$221,724
Infusion sets	128,490	97,251
Cartridges	57,502	44,136
Other	1,144	914
Total Sales in the United States	$422,985	$364,025

Pump sales in the United States were $235.8 million for the first nine months of 2022, compared to $221.7 million in the first nine months of 2021, as pump shipments increased 4% compared to the same period in the prior year, net of the deferral associated with the Tandem Choice, which began during the third quarter of 2022. Pump average selling prices also improved over the prior period. Domestic pump shipments were 59,870 in the first nine months of 2022 compared to 57,605 in the first nine months of 2021. Sales of pump-related supplies increased primarily due to a 28% increase in our estimated domestic installed base of customers compared to September 30, 2021. Sales to distributors accounted for 65% and 68% of our total domestic sales for the nine months ended September 30, 2022 and 2021, respectively, which contributed to modest improvement in average selling prices across all products.

Sales outside the United States by product were as follows (in thousands):

	Nine Months Ended September 30,
	2022	2021
Pump	$75,515	$70,300
Infusion sets	57,258	41,074
Cartridges	24,539	16,878
Other	419	526
Total Sales Outside the United States	$157,731	$128,778

Pump sales outside the United States were $75.5 million for the first nine months of 2022, compared to $70.3 million in the first nine months of 2021, as the 1% decrease in pump shipments was more than offset by an increase in average selling prices compared to the same period in the prior year. Sales of pump-related supplies increased 41% primarily due to a 57% increase in our estimated installed base of customers outside the United States. The ordering patterns of our distributors outside the United States for pumps and supplies is highly variable from period to period, as distributors continue to gain familiarity with the markets in which they operate and the acceptance of our products in those markets. This variability was compounded during the period by the differing levels of impact from the global pandemic with regard to both access to physicians and customers, as well as shipping logistics across the more than 20 markets in which we operate outside the United States. Sales to distributors accounted for 96% of our total sales outside the United States for the nine month period ended September 30, 2022, and 95% for the same period in 2021.

Cost of Sales and Gross Profit. Our cost of sales for the nine months ended September 30, 2022 was $283.3 million resulting in gross profit of $297.5 million, compared to cost of sales of $230.3 million and gross profit of $262.5 million for the same period in 2021. The gross margin for the nine months ended September 30, 2022 was 51% compared to 53% in the same period in 2021.

The increase in our gross profit for the nine months ended September 30, 2022 was primarily the result of the $87.9 million increase in total sales. Gross profit benefited from an increase in average selling prices as well as improvement in manufacturing efficiencies and leverage of fixed overhead. Gross margin was pressured by approximately 2 percentage points from increased pump material costs due to the use of alternative sourcing for raw materials to reduce the risk of component shortages in the near-term and higher freight costs we are experiencing in 2022. We anticipate continued pressure from increased supply chain and material costs through the end of this year into next year as we continue to navigate the challenges of the global pandemic and the economic environment. Other factors that have and may continue to impact the gross margin percentage are changes in product and geographical mix and the level of non-cash stock-based compensation allocated to cost of sales. Pump sales, which have the highest gross margin, were 54% of total worldwide sales in the first nine months of 2022 compared to 59% in the same period in 2021.

Selling, General and Administrative Expenses. SG&A expenses increased 25% to $238.0 million for the nine months ended September 30, 2022, from $190.0 million for the same period in 2021. Employee-related expenses for our SG&A functions comprise the majority of SG&A expenses. The increase compared to 2021 was primarily the result of a $34.7 million increase in salaries, incentive compensation, non-cash stock-based compensation, and other employee benefits due to an increase in personnel to support additional sales territories, higher sales and other services in support of our growing installed customer base. Non-cash stock-based compensation expense allocated to SG&A was $40.7 million for the nine months ended September 30, 2022, compared to $31.6 million in the same period in 2021. We also experienced a $13.3 million increase in facilities and non-employee discretionary spending, including outside services, travel, and software maintenance and supplies costs.

Research and Development Expenses. R&D expenses increased 65% to $103.5 million for the nine months ended September 30, 2022, from $62.6 million for the same period in 2021. The increase in R&D expenses was primarily the result of an increase of $24.4 million in salaries, incentive compensation, non-cash stock-based compensation, and other employee benefits due to an increase in personnel to support our product development efforts. Non-cash stock-based compensation expense allocated to R&D was $14.1 million for the nine months ended September 30, 2022, compared to $7.5 million in the same period in 2021. We also experienced a $16.6 million increase in other non-employee discretionary spending, including outside consulting and services, clinical trial expenses, information technology, facilities and equipment costs attributable to R&D.
Acquired In-Process Research and Development Expenses. Acquired IPR&D expenses of $31.0 million for the nine months ended September 30, 2022 represented the value of IPR&D assets acquired, and acquisition related expenses, in connection with our acquisition of Capillary Biomedical.
Other Income (Expense), Net. Total other expense, net for the nine months ended September 30, 2022 and 2021 was $1.7 million and $5.2 million, respectively. Other expense, net for the nine months ended September 30, 2022 primarily consisted of $4.6 million of interest expense which included the amortization of debt issuance costs related to our Convertible Senior Notes, partially offset by $2.9 million of interest income earned on our cash equivalents and short-term investments. Other expense, net for the nine months ended September 30, 2021 primarily consisted of $4.5 million of interest expense which included the amortization of debt issuance costs related to our Notes, and a $1.4 million revaluation loss from the change in the fair value of certain common stock warrants, offset by $0.7 million of interest income earned on our cash equivalents and short-term investments.
Income Tax Expense (Benefit). We recognized income tax expense of $2.0 million on pre-tax loss of $76.7 million for the nine months ended September 30, 2022, compared to an income tax benefit of $2,000 on pre-tax income of $4.8 million for the nine months ended September 30, 2021. Income tax expense for the nine months ended September 30, 2022 was primarily attributable to federal, state and foreign income tax expense as a result of current taxable income in certain jurisdictions. The benefit for income taxes for the nine months ended September 30, 2021 was primarily attributable to excess tax benefits from stock compensation, offset by state and foreign income tax expense as a result of current taxable income in certain jurisdictions.
Liquidity and Capital Resources
At September 30, 2022, we had $608.7 million in cash and cash equivalents and short-term investments. In addition, we had a total available balance of $95.1 million at September 30, 2022 under our Revolving Line of Credit (the Line of Credit), which expires in May 2025 (see Note 7, “Debt”). We believe that our cash and cash equivalents, short-term investments, borrowing availability under the Line of Credit, and future cash flows from operations will be sufficient to fund our ongoing core business activities.
Historically, our principal sources of cash have included cash collected from product sales, private and public offerings of equity securities, exercises of employee stock awards, and debt financing.
Our historical cash outflows have primarily been associated with cash used for operating activities such as the development and commercialization of our products, the expansion and support of our sales, marketing, clinical and customer support organizations, the expansion of our R&D activities, the expansion of our commercial activities to select geographies outside the United States, the acquisition of intellectual property, equity investments and acquired assets, expenditures related to increases in our manufacturing capacity and improvements to our manufacturing efficiency, overall expansion of our facilities and operations, and other working capital needs. Additionally, we have used cash to pay the interest expense associated with our convertible senior notes.

The following table shows a summary of our cash flows for the nine months ended September 30, 2022 and 2021 (in thousands):

	Nine Months Ended September 30,
	2022	2021
Net cash provided by (used in):
Operating activities	$44,644	$91,724
Investing activities	(2,609)	(110,058)
Financing activities	10,777	36,046
Effect of foreign exchange rate changes on cash	(207)	50
Net increase in cash and cash equivalents	$52,605	$17,762
Operating Activities. Net cash provided by operating activities was $44.6 million for the nine months ended September 30, 2022, compared to $91.7 million in the same period in 2021. The reduction in net cash provided by operating activities for 2022 compared to 2021 was primarily a result of the $83.5 million increase in net loss as well as working capital changes. Working capital changes during the nine months of 2022, primarily consisted of increases in inventories, accounts payable and accrued expenses, and operating leases and other current liabilities. Accounts receivable increased to $112.8 million at September 30, 2022, from $110.7 million at December 31, 2021. Inventories increased to $104.8 million at September 30, 2022 from $68.6 million at December 31, 2021.
Investing Activities. Net cash used in investing activities was $2.6 million for the nine months ended September 30, 2022, which was primarily related to $362.5 million of purchases of short-term investments, $28.5 million in purchases of property and equipment, and $25.7 million paid for the acquisition of Capillary Biomedical, including $1.0 million transaction cost. (see Note 2, “Summary of Significant Accounting Policies”), offset by $422.9 million in proceeds from maturities and sales of short-term investments. Net cash used by investing activities was $110.1 million for the nine months ended September 30, 2021, which was primarily related to $542.8 million of purchases of short-term investments, and $8.4 million in purchases of property and equipment, offset by $450.5 million in proceeds from maturities and sales of short-term investments.
Financing Activities. Net cash provided by financing activities was $10.8 million for the nine months ended September 30, 2022, which primarily consisted of proceeds from the issuance of common stock under our stock plans. Net cash provided by financing activities was $36.0 million for the nine months ended September 30, 2021, which primarily consisted of proceeds from the issuance of common stock under our stock plans.
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
Cash payments due by calendar year for our Convertible Senior Notes at September 30, 2022 are as follows (in thousands):

	Total	Remaining in 2022	2023	2024	2025
Contractual interest	$12,938	$2,156	$4,313	$4,313	$2,156
Principal amount of convertible senior notes(1)	287,500	—	—	—	287,500
Total	$300,438	$2,156	$4,313	$4,313	$289,656
(1) The Convertible Senior Notes may be settled in cash, shares of our common stock, or a combination of cash and shares of our common stock, at our election.

Critical Accounting Policies
Our discussion and analysis of our financial condition and results of operations are based on our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America (U.S. GAAP). The preparation of these consolidated financial statements requires management to make estimates and judgments, which present a significant level of estimation uncertainty and that affect the reported amounts of assets, liabilities, revenues and expenses and the disclosure of contingent assets and liabilities in our consolidated financial statements and accompanying notes as of the date of the consolidated financial statements. We evaluate our estimates and judgments on an ongoing basis. We base our estimates on historical experience and on various other factors that we believe are reasonable under the circumstances, the results of which form the basis for making judgments about our financial condition and results of operations that are not readily apparent from other sources. Actual results may differ from these estimates and have a material impact on our financial condition and results of operations.
There have been no material changes to our critical accounting policies and estimates from the information provided in Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Critical Accounting Policies Involving Management Estimates and Assumptions,” included in our Annual Report on Form 10-K for the year ended December 31, 2021, except for the accounting policies and estimates related to an asset acquisition and Tandem Choice, which are included in Note 2, “Summary of Significant Accounting Policies” in Part I, Item 1 of this Quarterly Report.
Off-Balance Sheet Arrangements
As of September 30, 2022, we are a party to certain standby letter of credit arrangements in support of our operating lease obligations. For a description of the arrangements we consider significant, see Note 12 “Commitments and Contingencies” to the condensed consolidated financial statements in Part I, Item 1 of this Quarterly Report.

Item 3. Quantitative and Qualitative Disclosures about Market Risk.
Credit and Interest Rate Risks
We invest our excess cash in marketable securities consisting primarily of commercial paper, corporate debt securities, U.S. Treasury securities and U.S. Government-sponsored enterprise securities. Some of the financial instruments in which we invest subject us to market risk, in that a change in prevailing interest rates may cause the principal amount of the instrument to fluctuate. Other financial instruments in which we invest subject us to credit risk, in that the value of the instrument may fluctuate based on the issuer’s ability to pay. As a result of the COVID-19 global pandemic and the perceived increased credit risks associated with certain securities, credit rating agencies have, from time to time, issued downgrades or revised outlooks to negative for certain issuers of the debt securities held in our short-term investments portfolio. Unrealized losses on available-for-sale debt securities at September 30, 2022 were primarily due to the recent increase in market interest rates. Based on the credit quality of the available-for-sale debt securities that are in an unrealized loss position, and our current estimates of future cash flows to be collected from those securities, we believe the unrealized losses were not credit losses (see Note 3, “Short-Term Investments”).
The primary objectives of our investment activities are to maintain liquidity and preserve principal while maximizing the income we receive from our financial instruments without significantly increasing risk. We have established guidelines regarding approved investments and maturities of investments, which are primarily designed to maintain liquidity and preserve principal.
Because of the short-term maturities of our financial instruments, we do not believe that an increase or decrease in market interest rates would have any significant impact on the realized value of our investment portfolio. If a 10% change in interest rates were to have occurred on September 30, 2022, it would not have had a material effect on the fair value of our investment portfolio as of that date.
In May 2020, we issued $287.5 million principal amount of Convertible Senior Notes, which bear interest at a fixed rate of 1.50% per year. Accordingly, we are not subject to interest rate risk as a result of the Convertible Senior Notes (see Note 7, “Debt”).
Foreign Currency Exchange Rate Risk
Our operations are primarily located in the United States. In addition, we have a sales and marketing office in Canada and, beginning in 2022, a distribution center in the Netherlands. Our sales to customers in the United States are made in U.S. dollars. With the exception of sales from our distribution center in the Netherlands and a portion of our sales in Canada, our sales to customers outside of the United States are currently made to independent distributors under agreements denominated in U.S. dollars. Accordingly, we believe our exposure to foreign currency rate fluctuations is currently limited to our operations in Canada and the Netherlands, where fluctuations in the rate of exchange between the U.S. dollar and the local currency could adversely affect our financial results. As we expand and further develop our operations in markets outside the United States, particularly in Europe, we will be exposed to additional foreign currency exchange rate risk. In addition, from time to time, we may have foreign currency exchange risk related to existing assets and liabilities, committed transactions and forecasted future cash flows. In certain circumstances, we may seek to manage such foreign currency exchange risk by using derivative instruments such as foreign currency exchange forward contracts to hedge our risk. In general, we may hedge foreign currency exchange exposures up to 12 months in advance. However, we may choose not to hedge some exposures for a variety of reasons, including prohibitive economic costs.
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
As of September 30, 2022, we carried out an evaluation, under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based on this evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective at a reasonable assurance level as of September 30, 2022.
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
Changes in Internal Control over Financial Reporting
There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) during the quarter ended September 30, 2022 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION
Item 1. Legal Proceedings.
In May 2020, the Company was named as a defendant in three California state court class action lawsuits arising from a phishing incident that occurred in January 2020. Collectively, these lawsuits seek statutory, compensatory, actual, and punitive damages; equitable relief, including restitution; pre- and post-judgment interest; injunctive relief; and attorney fees, costs, and expenses from the Company. On July 24, 2020, these three lawsuits were consolidated into a single case in the Superior Court of the State of California in the County of San Bernardino entitled Joseph Deluna et al. v. Tandem Diabetes Care, Inc. The consolidated case alleges violations of the Confidentiality of Medical Information Act (CMIA), CCPA, California’s Unfair Competition Law (UCL), and breach of contract. The Company filed a demurrer seeking dismissal of all claims, which was heard by the Court on October 27, 2020, and which resulted in the following outcome: (i) the demurrer to the CMIA claim was denied; (ii) the demurrer to the CCPA claim was sustained; and (iii) the demurrer to the UCL and contract claims were sustained with leave to amend the pending complaint. A second demurrer was heard by the Court on March 29, 2021 with the following outcome: (i) the demurrer to the CMIA claim was denied; and (ii) the demurrer to the UCL and contract claims was sustained without leave to amend as to three of the named plaintiffs. The plaintiffs filed a motion for class certification on January 7, 2021 and the Company filed a motion for summary adjudication on the CMIA claim on April 7, 2022. Both motions are fully briefed. The Company anticipates the Court will hear argument on both motions in the fourth quarter of 2022 or the first quarter of 2023.

Although we intend to vigorously defend against these claims, there is no guarantee that we will prevail. Accordingly, we are unable to determine the ultimate outcome of these lawsuits or determine the amount or range of potential losses associated with the lawsuits.

From time to time, we are involved in various other legal proceedings, regulatory matters, and other disputes or claims arising from or related to claims incident to the normal course of our business activities, including actions with respect to intellectual property, data privacy, employment, regulatory, product liability and contractual matters. Although the results of such legal proceedings and claims cannot be predicted with certainty, we believe we are not currently a party to any legal proceeding(s) which, if determined adversely to us, would, individually or taken together, have a material adverse effect on our business, operating results, financial condition or cash flows. However, regardless of the merit of the claims raised or the outcome, legal proceedings may have an adverse impact on us as a result of defense and settlement costs, diversion of management time and resources, and other factors.
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
•We may be subject to damages resulting from claims that we have wrongfully used or disclosed patient health information, personal information, or trade secrets, or are in breach of non-competition or non-solicitation agreements.

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

Risks Related to Our Business and Our Industry
We have incurred significant operating losses since inception and cannot assure you that we will achieve sustained profitability.*
Since our inception in January 2006, we have incurred a significant net loss. As of September 30, 2022, we had an accumulated deficit of $713.3 million. To date, we have funded our operations primarily through cash collected from product sales, private and public offerings of our equity securities, and debt financing. We have devoted substantially all of our resources to the design, development and commercialization of our products, the scaling of our manufacturing and business operations, and the research and development of our current products and products under development.

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

Risks Related to Our Future Financings and Financial Results
We may need or otherwise determine to raise additional funds in the future and if we are unable to raise additional funds when necessary or desirable, we may not be able to achieve our strategic objectives.*
As of September 30, 2022, we had $608.7 million in cash, cash equivalents and short-term investments. Our management expects the continued growth of our business, including the expansion of our customer service infrastructure to support our growing base of customers, our plans to expand commercial sales of our products outside of the United States, the growth of our manufacturing and warehousing operations, increasing the size of our facility footprint due to increases in headcount and additional R&D activities, will continue to increase our expenses. In addition, the amount of our future product sales is difficult to predict and actual sales may not be in line with our forecasts. Accordingly, our future capital requirements will depend on many factors, including:

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

Risks Related to Our Intellectual Property and Potential Litigation
Our ability to comprehensively protect our intellectual property and proprietary technology is uncertain.*
We rely primarily on patent, trademark and trade secret laws, as well as confidentiality and non-disclosure agreements, to protect our proprietary technologies. As of September 30, 2022, our patent portfolio consisted of approximately 127 issued U.S. patents and 82 pending U.S. patent applications. Of these, our issued U.S. patents expire between approximately 2024 and 2041. Our foreign patent portfolio consisted of approximately 45 issued patents and 22 pending patent applications in other countries throughout the world. Of these, our issued foreign patents expire between approximately 2025 and 2039. In addition, we also have 136 trademark registrations, including 27 U.S. trademark registrations and 109 foreign trademark registrations.
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

We have completed analyses through December 31, 2021 to determine whether our net operating losses and credits are likely to be limited by Section 382. Based on the 2018 study completed in 2019, the Company determined that offerings of our securities caused an ownership change, as defined under Section 382, in 2018 and the resulting limitation significantly reduced the Company’s ability to utilize its net operating loss and credit carryovers before they expire. As a result, in 2019 the Company significantly reduced its deferred tax assets for the net operating loss and research credit carryforwards that were projected to expire unused. In addition, future ownership changes under Section 382 may further limit the Company’s ability to fully utilize any remaining tax benefits.
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
The terms of the Notes require us to repurchase the Notes in the event of a fundamental change. A takeover of the Company would trigger an option of the holders of the Notes to require us to repurchase the Notes. In addition, if a make-whole fundamental change (as defined in the indenture governing the Notes) occurs prior to the maturity date of the Notes, we will, in some cases, be required to increase the conversion rate of the Notes for a holder that elects to convert its Notes in connection with such make-whole fundamental change. These and other provisions set forth in the indenture may have the effect of delaying or preventing a takeover of the Company.
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

Item 6. Exhibits.

		Incorporated by Reference				Provided Herewith
Exhibit Number	Exhibit Description	Form	File No.	Date of First Filing	Exhibit Number
10.1*	Confidential Intellectual Property Agreement, dated July 10, 2012, by and between Tandem Diabetes Care, Inc. and Smiths Medical ASD, Inc.	10-Q	001-36189	03-Aug-2022	10.2
31.1	Certification of John F. Sheridan, Chief Executive Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					X
31.2	Certification of Leigh A. Vosseller, Chief Financial Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					X
32.1**	Certification of John F. Sheridan, Chief Executive Officer, pursuant to U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					X
32.2**	Certification of Leigh A. Vosseller, Chief Financial Officer, pursuant to U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					X
101.INS	Inline XBRL Instance Document.					X
101.SCH	Inline XBRL Taxonomy Extension Schema Document.					X
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.					X
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.					X
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.					X
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.					X
104	Cover Page Interactive Data File (embedded within the Inline XBRL Document contained in Exhibit 101).					X

* Certain confidential portions of this exhibit have been redacted pursuant to Item 601(b)(10)(iv) of Regulation S-K because the registrant has determined that such redacted information is (i) not material, and (ii) is the type of information the registrant treats as private or confidential. If requested by the Commission or the Staff, the registrant will promptly provide, on a supplemental basis, an unredacted copy of this exhibit and its analysis with respect to the materiality and confidentiality of the redacted information.

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

Tandem Diabetes Care, Inc.

Dated November 2, 2022	By:	/s/ John F. Sheridan
John F. Sheridan President and Chief Executive Officer (on behalf of the registrant and as the registrant’s Principal Executive Officer)

Dated November 2, 2022	By:	/s/ Leigh A. Vosseller
Leigh A. Vosseller Executive Vice President, Chief Financial Officer and Treasurer (on behalf of the registrant and as the registrant’s Principal Financial and Accounting Officer)