Form 10-K
period 2022-12-31
TANDEM DIABETES CARE INC
filed 2023-02-22
CIK 1438133

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
_________________________________________________________________
FORM 10-K
_________________________________________________________________

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2022
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  Yes  ☐    No  ☒
As of June 30, 2022, the aggregate market value of the registrant’s common stock held by non-affiliates was approximately $3.8 billion based on the closing price for the common stock of $59.19 on that date. Shares of common stock held by each executive officer, director, and their affiliated stockholders have been excluded from this calculation as such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.
As of February 17, 2023, there were 64,528,059 shares of the registrant’s common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE
Portions of the registrant’s definitive Proxy Statement on Schedule 14A for the 2023 Annual Meeting of Stockholders, or of an amendment to this Form 10-K, to be filed with the Securities and Exchange Commission pursuant to Regulation 14A not later than 120 days after the end of the fiscal year covered by this Form 10-K, are incorporated by reference in Part III, Items 10-14 of this Form 10-K.

1

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS
This Annual Report on Form 10-K for the fiscal year ended December 31, 2022, or this Annual Report, contains “forward-looking statements” within the meaning of the federal securities laws, which statements are subject to considerable risks and uncertainties. These forward-looking statements are intended to qualify for the safe harbor from liability established by the Private Securities Litigation Reform Act of 1995. All statements included or incorporated by reference in this Annual Report, other than statements of historical fact, are forward-looking statements. You can identify forward-looking statements by the use of words such as “may,” “will,” “could,” “anticipate,” “expect,” “intend,” “believe,” “continue” or the negative of such terms, or other comparable terminology. Forward-looking statements also include the assumptions underlying or relating to such statements. In particular, forward-looking statements contained in this Annual Report relate to, among other things, our future or assumed financial condition, results of operations, liquidity, trends impacting our financial results, including the impacts of the COVID-19 global pandemic, business forecasts and plans, research and product development plans, manufacturing plans, strategic plans and objectives, capital needs and financing plans, product launches, regulatory approvals, the impact of changes in the competitive environment, cybersecurity threats, macroeconomic pressures or uncertainties and the application of accounting guidance. We caution you that the foregoing list may not include all of the forward-looking statements made in this Annual Report.
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

PART I
Item 1.    Business
References within this Annual Report to “Tandem,” “we,” “our,” “us,” “management,” or the “Company” refer to Tandem Diabetes Care, Inc., together with its wholly-owned subsidiaries in the United States, Canada and the Netherlands.
Overview
We are a medical device company focused on the design, development and commercialization of technology solutions for people living with diabetes. Diabetes management can vary greatly from person-to-person, creating multiple market segments based on clinical needs and personal preferences. Our goal is to lead in insulin therapy management across multiple of these market segments by providing a robust ecosystem and portfolio of delivery devices, software, and data insight solutions to people living with diabetes, as well as their caregivers and healthcare providers.
Since our initial commercial launch, we have rapidly innovated and brought more products to market than our competitors. Today, the t:slim X2 Insulin Delivery System (t:slim X2) is our flagship technology solution. In the four-year period ended December 31, 2022, we shipped approximately 420,000 t:slim X2 insulin pumps, which is representative of our estimated global installed customer base, assuming the typical four-year reimbursement cycle. Approximately 290,000 of these pumps were shipped to customers in the United States and 130,000 were shipped to customers outside the United States. Our products are currently available in approximately 25 countries outside the United States.
Our manufacturing, sales and support activities principally focus on our flagship pump platform, the t:slim X2 and our complementary product offerings. Our simple-to-use t:slim X2 is based on our proprietary technology platform and is the smallest durable insulin pump available in the United States. The majority of our customers use the t:slim X2 with continuous glucose monitoring (CGM) integration. This allows the t:slim X2 to receive CGM sensor readings, which can then be used in our automated insulin dosing (AID) algorithms, including our Control-IQ technology. Control-IQ is an advanced hybrid-closed loop feature designed to help increase a user's time in their targeted glycemic range. Multiple studies have demonstrated that use of Control-IQ technology provides people across all demographics with improved clinical outcomes that are both immediate and sustained. It was the first system cleared by the U.S. Food and Drug Administration (FDA) to deliver automatic correction boluses in addition to adjusting insulin to help prevent high and low blood sugar.
The t:slim X2 is unique in that it is the only pump on which remote software updates have been made commercially available in the United States. Now available in the countries we serve worldwide, our Tandem Device Updater (TDU) that has allowed approximately 200,000 people to update their t:slim X2 software from a personal computer. This offering is a competitive advantage that allows us to bring our customers clinical and lifestyle enhancements, such as new developments in our AID technology, CGM integrations and mobile app features. In July 2022, we launched a new pump software update through TDU to allow all t:slim X2 pump users in the United States to bolus insulin using our smartphone app that is available on compatible iOS and Android devices.
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
We are focused on developing diabetes solutions that expand our portfolio of insulin pump offerings, provide even greater personalization to our AID algorithms, expand our AID indications, and that further improve the user experience with our diabetes management systems, data product offerings and services we provide.
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

•Type 2 diabetes represents 90% to 95% of all individuals diagnosed with diabetes and is characterized by the body’s inability to either properly use insulin or produce enough insulin. It’s a progressive condition, and a person in the advanced stages of living with type 2 diabetes often requires intensive insulin therapy.
We consider our addressable market to be people diagnosed with diabetes who are living with either type 1 diabetes, or with type 2 diabetes who require intensive insulin therapy. Throughout this Annual Report, we refer to these individuals as people with insulin-dependent diabetes.

Estimated Diagnosed Diabetes Prevalence(1)

	Worldwide	United States
Type 1	30.9 million	1.8 million
Type 2 (all therapies)	267.3 million	26.9 million
Type 2 (insulin-dependent)	10 million	2 million
(1) Internal estimates based on data from the International Diabetes Federation and the Centers for Disease Control and Prevention (CDC)
Diabetes Management

Diabetes can be difficult for patients to manage. Unlike most therapies, insulin requirements can vary greatly and can be affected by many factors, such as type or quantity of food eaten, illness, stress and exercise. Preventing and managing fluctuations in blood glucose levels between hypoglycemia, or low blood glucose levels, and hyperglycemia, or high blood glucose levels, is often time consuming and stressful to people with diabetes and their loved ones.

There are two primary therapies used by people with insulin-dependent diabetes, Multiple Daily Injection (MDI) and insulin pumps. Insulin pumps are intended to more closely resemble the physiologic function of a healthy pancreas and use rapid-acting insulin to fulfill both mealtime (bolus) and background (basal) requirements. Insulin pump systems are most commonly comprised of a programmable, durable device, a disposable cartridge filled with insulin by the user, and a disposable infusion set to administer insulin into the person’s body. This system is typically known as a durable pump and the device itself is expected to last for multiple years. By comparison, there are also disposable pumps which combine the pump mechanism, battery and electronics with the cartridge and infusion set into a body-worn patch. These pumps are entirely disposed of by the user every 3-days.

More than 1 million people worldwide are estimated to use an insulin pump to manage their diabetes. We estimate that 750,000 people in the United States use an insulin pump. In addition, we estimate that approximately 450,000 people use an insulin pump in approximately 25 countries outside the United States in which our insulin pump is available.
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
Our Technology: Improving the Lives of People with Insulin-Dependent Diabetes
We develop our insulin pump technology and related product offerings using a consumer-focused approach. We initially rely on the use of behavioral sciences, including extensive research to ascertain what people with insulin-dependent diabetes require and prefer from their diabetes therapy. We then look to modern consumer technology for inspiration and design our hardware and software solutions to meet the specific demands of people living with diabetes. This multi-step approach has resulted in products that provide users with the distinct features and functionality they seek and in a manner that makes the features usable and intuitive.

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
t:slim X2 Profile (Actual Size)

•Control-IQ advanced hybrid-closed loop technology: This AID feature is designed to help increase a user's time in targeted glycemic range (70-180 mg/dL), and is used by the majority of our customers worldwide. Control-IQ was the first AID algorithm cleared by the FDA to deliver automatic correction boluses in addition to adjusting basal insulin to help prevent high and low blood sugar. Control-IQ technology offers optional settings for sleep and exercise activities that adjust the algorithm parameters to better match the different physiological needs during these activities. Results from two independent pivotal studies using Control-IQ technology were published in the New England Journal of Medicine in October 2019 and August 2020.
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
Tandem Device Updater
This tool allows pump users to update their pump software quickly and easily from a personal computer. It is PC- and Mac- compatible and designed to work with the t:slim X2 in a manner similar to software updates on a smartphone. We have used this technology to offer t:slim X2 customers in the United States multiple different software updates for no-cost. Outside the United States we began offering no-cost software updates for Basal-IQ technology in the third quarter of 2019 and Control-IQ technology updates in the third quarter of 2020.
t:connect
Our web-based data management application provides users, their caregivers and their healthcare providers with a fast, easy and visual way to display diabetes therapy management data from our pumps, integrated CGMs and supported blood glucose meters. It also provides us with valuable data that we can analyze computationally to reveal patterns, trends and associations that can be used in continuous product improvements and in the analysis of clinical outcomes data. In the third quarter of 2020, we launched the t:connect mobile application that features the wireless upload of pump data to t:connect, allows the user to receive notification of pump alerts and alarms, and provide a discrete, secondary display of glucose and insulin data. The t:connect mobile application is compatible with multiple versions of iOS and Android operating systems, and as of the end of 2022, there were approximately 300,000 downloads of our t:connect mobile app. We believe t:connect (web data management and mobile app) can serve as key components of additional health applications and services that are currently under development.
Sugarmate
Sugarmate is a popular mobile app that is designed to help people visualize diabetes therapy data in innovative ways. It allows users to log glucose data and health and nutrition information, and can provide notifications and alerts to users, their family, and their caregivers.
Our Strategy & Products Under Development
Diabetes management can vary greatly from person-to-person, creating multiple market segments based on clinical needs and personal preferences. Our goal is to lead in insulin therapy management across multiple market segments by providing a portfolio of delivery devices, software, and data insight solutions to people living with diabetes, as well as their caregivers and healthcare providers. We believe our positively different approach to diabetes management uniquely positions us to significantly expand and further penetrate the varying segments of the intensive insulin using diabetes market by focusing on the needs of our customers and their caregivers, and by supporting healthcare providers and payors with real world insights.
In support of this strategy, our product development efforts fall into three pillars of innovation: delivery devices, device software including algorithms, and data and insights.

Delivery Devices
We are developing a family of delivery device solutions to meet the varying needs of people living with type 1 and type 2 diabetes by providing choice within our own portfolio. Preferences in the size, shape, and mode of operation that comprise an insulin pump’s hardware often impact a person’s pump purchasing decision and overall user experience.
Mobi

The Tandem Mobi is approximately half the size of our t:slim X2 pump, and is designed for people who seek even greater discretion and flexibility with the use of their insulin pump. Its features include full pump-control from our mobile application, a 200-unit cartridge, an on-pump bolus button, inductive charging, and an AID algorithm.
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
Mobi: Tubeless

This offering is being developed to provide an alternative tubeless infusion site option for Mobi pump users. It will allow a Mobi pump to be worn completely on the user’s body with no tubing. A goal of this design is to allow people living with diabetes to customize the way they wear their pump with each cartridge change, switching between tubed and tubeless wear configurations, to best suit their personal preferences and lifestyle.
Sigi
This ergonomic, rechargeable patch pump is being designed to reduce the burden of managing diabetes through its use of pre-filled insulin cartridges and compatibility with AID technology. This replaces our early-stage development of a disposable tubeless solution that was previously under development.

Extended Wear Infusion Sets
Infusion sets provide additional choice and flexibility to people living with diabetes. Our goals for infusion set innovations focus on solutions that extend wear time and enhance user experience, while reducing occlusions, body burden and waste. In support of this effort, we are currently developing unique extended wear infusion set technology.
Device Software
Our device software is used to control our pumps either directly through the pump’s interface or through our mobile application. It also includes our AID technology, and the software used to support remote pump updatability.
Control-IQ Advancements
We are continuing to drive innovation in our algorithms, emphasizing automation, personalization and simplification to continue to improve therapeutic outcomes and provide a positive patient experience. We have recently completed clinical studies to support expanding the indications of our Control-IQ technology to include people with type 1 diabetes ages 2 to 5 years old. Additionally, we are initiating a pivotal study to support expanding indications to include people living with type 2 diabetes. We are also researching the use of different insulins with our Control-IQ technology.
Mobile Control
We are working to expand our mobile control capability. In the future, our t:connect mobile app is planned to include additional pump control features, such as full operation of our Mobi pump.
Integration
Building a robust ecosystem and portfolio around our flagship insulin pumps requires product development efforts to integrate, add and enhance complementary system components.

Dexcom CGM: We have agreements with Dexcom to extend our current collaboration to include integration with their G7 CGM technology. Following integrated product development work, this will be the fourth generation of Dexcom CGM that we intend to integrate with our devices.
Abbott CGM: We have an agreement with Abbott Laboratories (Abbott), to develop and commercialize integrated diabetes solutions that combine Abbott’s FreeStyle Libre CGM technology with our insulin delivery systems. Following the completion of our integrated product development work, and after obtaining required regulatory clearances or approvals, we intend to focus our initial commercial activities on integrated products in the U.S. and Canada, with additional geographies considered in the future.
Data and Insights
Our goal is to innovate across our digital health platforms by using the vast amount of data that we collect, in combination with technology such as artificial intelligence or machine learning, to provide information and insights to people living with diabetes, their caregivers and healthcare providers and insurance payors. Our key objectives include making these insights easy to understand, making the data available in real time, and providing the information in a flexible format with mobile or web apps. In addition, we are working to integrate health-related information from third-party sources and to use our data to support current and future products under development.
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
Markets and Distribution Methods

The t:slim X2 insulin delivery system is now available in approximately 25 countries worldwide. In the United States and Canada, we employ a direct sales and clinical organization. This organization is augmented by individuals in our internal customer sales support organization, who follow up with existing customers who are approaching their insurance renewal date to aid in the renewal process and on leads generated through promotional activities. Outside the United States, we have contracted with distributors who have substantial responsibility for sales, marketing and customer support efforts.
Revenue Concentrations and Significant Customers. A small number of independent distributors in the United States have historically accounted for a significant portion of our revenues. Generally, our five largest distributors account for approximately 40% of consolidated sales. We believe our distributors in the United States carry minimal inventory at any given time. Outside the United States, there may be variability in inventory levels among our distributors, particularly when they first commence product sales or surrounding the launch of new products.
Training and Customer Care. In the United States and Canada, our customer care infrastructure consists of specialists focused on product training, pump and supply order processing and 24/7/365 technical services. We also provide training and technical services to our distribution partners who fulfill their customer care responsibilities outside the United States.
Third-Party Reimbursement
In the United States, customer orders are typically fulfilled by billing third-party payors on behalf of our customers, or by using our network of distributors who then bill third-party payors on our customers’ behalf. Typically, customers are eligible for insurance reimbursement for the purchase of a new insulin pump once every four years. However, some plans may be limited to once every five years or have additional restrictions or requirements. Insurance reimbursement processes outside the United States vary by geography.

We are accredited by the Community Health Accreditation Program and are an approved Medicare provider. We enter into contracts with national and regional third-party payors to establish reimbursement for our insulin pump products, disposable insulin cartridges and other related supplies. If we are not contracted with a prospective customer’s third-party payor and in-network status cannot be otherwise obtained, then to the extent possible we use distribution channels so our customers’ orders can be serviced. While we have been working to increase our sales in the United States through our direct third-party payor contracts, the percentage is currently less than half of total sales. Outside of the United States and Canada, our distribution partners are responsible for all reimbursement, tender application and fulfillment activities.
Manufacturing and Quality Assurance
Our pump products are currently assembled, tested and packaged at our facilities in San Diego, California. Over the course of the last two years, we have been transitioning our t:slim cartridge manufacturing to an experienced third-party contract manufacturer to provide us additional flexibility in scaling our business while creating additional leverage. We also use external third parties to sterilize our finished cartridges. All finished cartridges are packaged for sale at our facilities in San Diego.
Outside suppliers are the source for components and some sub-assemblies in the production of our insulin pumps and cartridges. In addition, we purchase all of our currently marketed infusion sets from a third-party supplier, Unomedical A/S, a subsidiary of ConvaTec Group. Unomedical is responsible for all manufacturing, testing, sterilization and packaging of the infusion sets under our brands. Any sole and single source supplier is managed through our supplier management program that is focused on reducing supply chain risk. Our suppliers are evaluated, approved and monitored periodically by our quality department to ensure conformity with the specifications, policies and procedures applicable to our devices. Members of our quality department also inspect our devices at various steps during the manufacturing cycle to facilitate compliance with our devices’ stringent specifications.
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
As of December 31, 2022, our patent portfolio includes numerous issued patents and pending patent applications in the U.S. and other countries, which in the aggregate, we believe to be important to our business. Patents are generally effective for 20 years from the date the earliest application was filed, and in some cases may be extended. Our issued patents as of December 31, 2022 are set to expire over a range of years, from 2024 to 2041, subject to any extensions. We also have various registered U.S. trademarks, registered European Community trademarks, and other trademark registrations and pending trademark applications in other countries and regions of the world. In addition, we have entered into exclusive and non-exclusive licenses in the ordinary course of business relating to a wide array of technologies or other intellectual property rights or assets.
Competition
The medical device industry is intensely competitive, subject to rapid change and highly sensitive to the introduction of new products, treatment techniques or technologies, or other market activities of industry participants. We compete in markets worldwide with two primary companies that manufacture insulin delivery devices. There are also a number of other companies developing and marketing their own insulin delivery systems and/or related software applications for launch in the U.S. market, including insulin pumps and Bluetooth-enabled insulin pens to support MDI therapy. Additionally, several other companies currently market insulin pump products in markets outside the U.S. In addition, we face competition from a number of companies, medical researchers and existing pharmaceutical companies that are pursuing new delivery devices, delivery technologies, sensing technologies, procedures, drugs and other therapeutics for the monitoring, treatment and prevention of diabetes.

Government Regulation
Our products are medical devices subject to extensive regulation by the FDA in the United States, corresponding state regulatory authorities and other regulatory bodies in other countries. Each new or significantly modified medical device we seek to commercially distribute in the United States will require either a pre-market notification under Section 510(k) of the U.S. Federal Food, Drug and Cosmetic Act (FDCA), also referred to as a 510(k) clearance, or approval from the FDA through the premarket approval (PMA) process. We have obtained clearance on multiple devices in both Class II and Class III, including Control IQ and the tslim:X2.

510(k) Clearance. To obtain 510(k) clearance for any of our potential future devices (or for certain modifications to devices that have previously received 510(k) clearance), we must submit a pre-market notification demonstrating that the proposed device is substantially equivalent to a previously cleared 510(k) device. The FDA’s 510(k) clearance pathway generally takes three to 12 months from the date the application is completed but can take significantly longer. A 510(k) application must be supported by extensive data, including technical information, labeling, human factors data and potentially clinical data to meet any Special Controls. After a medical device receives 510(k) clearance, any modification that could significantly affect its safety or effectiveness, or that would constitute a significant change in its intended use, requires a new 510(k) clearance or, depending on the modification, could require a PMA application. The FDA requires each manufacturer to make this determination initially, but if the FDA disagrees with a manufacturer’s determination, the FDA can require the manufacturer to cease marketing and/or recall the modified device until 510(k) clearance or PMA is obtained and assess significant regulatory fines or penalties for failure to submit the requisite 510(k) or PMA application(s).

There are three Class II categories classified by the FDA for the interoperability of devices as a complete AID system that are intended to help support continued rapid innovation by streamlining the regulatory pathway for integrated products approved by the FDA. In June 2018, our t:slim X2 was the first insulin pump designated by the FDA as compatible with integrated continuous glucose monitoring (iCGM) devices. In February 2019, we received FDA approval of our de novo application to classify the t:slim X2 to a Class II device, under the new insulin pump classification referred to as Alternate Controller Enabled Infusion Pumps (ACE pumps). In December 2019, we received FDA approval of our de novo application to classify our Control-IQ technology as the first automated insulin dosing software in a new interoperable automated glycemic controller (iAGC) category that automatically adjusts insulin delivery to a person with diabetes by connecting to an ACE pump and iCGM. In connection with the de novo applications for both the ACE pump and the iAGC category, the FDA established certain special controls that we will need to continue to satisfy. In March 2020, our Basal-IQ technology was also cleared as an iAGC. If we are not able to satisfy those special controls, we would be required to seek approval for those products under the traditional PMA submission process.
PMA Application: For Class III devices a PMA application must be supported by valid scientific evidence that typically includes extensive technical, pre-clinical, clinical, manufacturing and labeling data to demonstrate to the FDA’s satisfaction the safety and efficacy of the device. During the review period, an advisory panel of experts from outside the FDA may be convened to review and evaluate the application and provide recommendations to the FDA. In addition, the FDA generally will conduct a pre-approval inspection of the manufacturing facility to evaluate compliance with QSR, which requires manufacturers to implement and follow design, testing, control, documentation and other quality assurance procedures.
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
Licensure. In the United States, several states require that durable medical equipment (DME) providers be licensed to sell products to patients in that state. Some of these states require that DME providers maintain an in-state location or retain a licensed pharmacist, and in those states, we sell our products through a third-party distributor. Although we believe we are in material compliance with applicable state regulations regarding licensure requirements, if we were found to be noncompliant, we could be subject to fines and penalties or lose our licensure in that state, which could prohibit us from selling our current or future products to patients in that state. In addition, we are subject to certain state laws regarding professional licensure. We believe that our certified diabetes educators are in material compliance with such state laws. However, if our educators or we were to be found non-compliant in a given state, we may need to modify our approach to providing education, clinical support and customer service.

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
Anti-Bribery and Anti-Corruption Laws. The U.S. Foreign Corrupt Practices Act (FCPA), and similar laws in foreign jurisdictions generally prohibit U.S. corporations and their representatives from offering, promising, authorizing or making improper payments, gifts or transfers to any foreign government official to obtain or retain business. The scope of the FCPA would include interactions with certain healthcare professionals and hospital administrators in many countries. We believe we are in substantial compliance with the FCPA and similar foreign regulations.
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
The primary regulatory body in Europe is the European Union, which includes most of the major countries in Europe. Other countries, such as Switzerland, have voluntarily adopted laws and regulations that mirror those of the European Union with respect to medical devices. The European Union has adopted numerous directives and standards regulating the design, manufacture, clinical trials, labeling and adverse event reporting for medical devices. These directives are in the process of being replaced by the Medical Device Regulation. Devices that comply with the requirements of a relevant directive or regulation will be entitled to bear the CE conformity marking, indicating that the device conforms to the essential requirements of the applicable directives and, accordingly, can be commercially distributed throughout Europe. The method of assessing conformity varies depending on the class of the product, but normally involves a combination of self-assessment by the manufacturer and a third-party assessment by a “Notified Body.” This third-party assessment may consist of an audit of the manufacturer’s quality system and specific testing of the manufacturer’s product. An assessment by a Notified Body of one country within the European Union is required in order for a manufacturer to commercially distribute the product throughout the European Union. Additional local requirements may apply on a country-by-country basis. Outside of the European Union, regulatory approval would need to be sought on a country-by-country basis in order for us to market our products. We have obtained the right to affix the CE Mark to the t:slim X2 Insulin Delivery System, which allows us to distribute this product throughout the European Union and in other countries that recognize the CE Mark. In addition, we have Health Canada approval to sell the t:slim X2 in Canada.

A range of anti-bribery and anti-corruption laws, as well as industry specific laws and codes of conduct, apply to the medical device industry and interactions with government officials and entities and healthcare professionals. These laws include the U.K. Bribery Act and similar antibribery laws in other jurisdictions in which we operate. Such laws generally prohibit U.S.-based companies and their intermediaries from making improper payments for the purpose of obtaining or retaining business to foreign officials, or in the case of the U.K. Bribery Act, to any person.

General Data Protection Regulation. The General Data Protection Regulation (“GDPR”) is a comprehensive update to the data protection regime in the European Economic Area that imposes requirements relating to, among other things, consent to process personal data of individuals, the information provided to individuals regarding the processing of their personal data, the security and confidentiality of personal data, notifications in the event of data breaches and use of third-party processors. If we fail to comply with these standards, we could be subject to criminal penalties and civil sanctions, including fines and penalties for noncompliance.

Environment, Social and Governance
We have a focused effort on understanding the environmental impact of our business, both the direct impact as an employer and manufacturer, as well as the impact resulting from consumer use of the products we offer. We have metrics and initiatives across the business in support of these efforts, and our company goals include driving economic efficiencies and process improvement, with environmental impact in mind.
Additional information about our Environmental, Social and Governance practices can be found on our website within the “Investor Center” section. The information contained on or accessed through our website does not constitute part of this Annual Report, and references to our website address in this Annual Report are inactive textual references only.
Human Capital
We are committed to creating and maintaining a safe, diverse, and inclusive community for all employees while we serve our customers and fulfill our mission to improve the lives of people with diabetes. As of December 31, 2022, we had approximately 2,600 regular full-time employees, who primarily work in the United States, Canada, or Europe. The term “employees” in this Annual Report means our regular full-time employees. Our headquarters are in San Diego, CA, where our primary research and development and administrative headquarters are located, and where we also operate a manufacturing facility and a warehousing facility. None of our employees are represented by a collective bargaining agreement, and we have never experienced any work stoppage. We believe we have good relations with our employees.
Culture
Fostering and maintaining a strong, healthy culture is a key strategic focus. Our core values statement was created by our employees in a bottom-up, cross-functional process that we revisit and refresh on a periodic basis. Our Words We Live By describe our core values and reflect who we are and the way our employees interact with one another, our customers, partners and stockholders.
In both 2021 and 2022, we conducted employee engagement surveys through Gallup, a leading global consulting firm on employee engagement. More than 90% of our employees participated in both years, and the results demonstrated that our overall engagement levels exceed Gallup’s averages worldwide, in the United States, and in life sciences. The results also reflected that we are a mission-driven company with employees’ response on our strength of purpose far exceeding Gallup’s measurement for world class.
In 2022, we earned the Great Place to Work Certification, a prestigious award based entirely on results from in-depth employee surveys around their experience working at the Company. This certification is the most definitive “employer-of-choice” recognition that companies aspire to achieve and is recognized worldwide by employees and employers alike and is the global benchmark for identifying and recognizing outstanding employee experience.
Diversity, Equity and Inclusion
Our diversity, equity and inclusion (DE&I) goals focus on cultivating and encouraging an inclusive and equitable culture where diversity of thought is represented and can thrive throughout our organization. More than half of our employees are female, including 40% of our employees at the Vice President level or higher, and approximately half of our employees are from an underrepresented ethnic community. We believe that bringing together different perspectives and experiences is fundamental to innovation and continuing to raise the bar in the field of diabetes technology.

2021 was our first full year of having a DE&I Council, which we continued and expanded during 2022. This Council is sponsored by executive management and we provide regular updates to our Board of Directors on its initiatives and progress. It is staffed by employees with diverse backgrounds, experiences or characteristics who share a common interest in professional development, improving corporate culture and delivering sustained business results. Our DE&I efforts are focused on diabetes representation and access, representation in leadership, representation in technology roles and pro-inclusion. In addition, we are focused on cultivating and supporting our internal culture through diversity of thought, support and advocacy within the diabetes community and continuing to build and maintain a diverse and inclusive workforce.
Organizational Development
Attracting, developing and retaining employees is critical to our longer-term success. We have established a comprehensive training program to develop employees throughout the organization. Emerging Leaders and Leading in Tandem are examples of internal programs intended for high performing individual contributors, and newly hired and promoted supervisors and managers, respectively. More than 95% of employees participating in these programs remain employed at Tandem and approximately one-third have been promoted or have had a significant change in scope of responsibility. In 2022, more than 450 employees participated in our leadership development programs.

Competitive Total Rewards

Our compensation program is designed to align employee compensation with our performance and to provide the proper incentives to attract, retain, and motivate employees to achieve superior results. The structure of our compensation program balances incentive earnings for both short-term and long-term performance.

•We provide employee wages that are competitive and consistent with employee positions, skill levels, experience, knowledge, and geographic location.

•We engage internationally recognized outside compensation and benefits consulting firms to independently evaluate the effectiveness of our executive compensation and benefit programs and to provide benchmarking.

•We align our executives’ long-term equity compensation with our stockholders’ interests.

•Annual increases and incentive compensation are based on our performance as well as each individual’s contribution to the results achieved and are documented through our talent management process as part of our annual review process.
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
Throughout the COVID-19 global pandemic, we were deemed an essential healthcare business under applicable governmental orders, and our manufacturing and warehousing sites continued operating during the COVID-19 pandemic. As such, we invested in creating physically safe work environments for our employees through the implementation of new protocols, trainings and communications.

Information about our Executive Officers

Name	Age	Title
John F. Sheridan	67	President and Chief Executive Officer
David B. Berger	53	EVP and Chief Operating Officer
Rick A. Carpenter	59	Chief Technical Officer
Elizabeth A. Gasser	47	EVP and Chief Strategy Officer
Brian B. Hansen	55	EVP and Chief Commercial Officer
Shannon M. Hansen	57	SVP, General Counsel, Chief Compliance Officer and Secretary
James Leal	59	SVP, Operations
Susan M. Morrison	43	EVP and Chief Administrative Officer
Leigh A. Vosseller	50	EVP, Chief Financial Officer, and Treasurer
Further detailed information about our executive officers not referenced or set forth above, is provided in our definitive Proxy Statement for our 2022 Annual Meeting of Stockholders and will be included in our definitive Proxy Statement for our 2023 Annual Meeting of Stockholders and is incorporated herein by reference.
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
Additional Information
Our website address is www.tandemdiabetes.com. Copies of our filings with the SEC are available free of charge on our website within the “Investor Center” section as soon as reasonably practicable after having been electronically filed with or furnished to the SEC. The information contained on or accessed through our website does not constitute part of this Annual Report, and references to our website address in this Annual Report are inactive textual references only.

Item 1A. Risk Factors.

An investment in our common stock, or in securities convertible into or exchangeable for our common stock, involves a high degree of risk. You should carefully consider the risks described below, together with all of the other information included in this Annual Report, as well as in our other filings with the SEC, in evaluating our business. If any of the following risks actually occur, our business, financial condition, operating results and future prospects could be materially and adversely affected. In that case, the trading price of our common stock may decline and you might lose all or part of your investment. The risks described below are not the only ones we face. Additional risks that we currently do not know about or that we currently believe to be immaterial may also impair our business, financial condition, operating results, liquidity, and future prospects. Certain statements below are forward-looking statements. For additional information, see Item 2, Management’s Discussion and Analysis of Financial Condition and Results of Operations of this Annual Report.
Summary of Risk Factors

Below is a summary of material factors that make an investment in our securities speculative or risky. Importantly, this summary does not address all of the risks that we face. Additional discussion of the risks summarized in this risk factor summary, as well as other risks that we face, can be found below, after this summary.

Risks Related to Our Business and Industry
•We have incurred significant operating losses since inception and may not achieve sustained profitability.
•We rely on sales of insulin pump products to generate a significant portion of our revenue, and any factors that negatively impact sales of these products may adversely affect us.
•Our ability to maintain and grow our revenue depends in part on attracting and retaining customers.
•Our or our business partners’ failure to successfully compete may negatively affect our financial condition.
•Competitive products or technologies may render our products obsolete or less desirable.
•Failure of our products to achieve market acceptance could negatively impact our business and operating results.
•Failure to secure or retain adequate coverage or reimbursement for our products by third-party payors could adversely affect our business.
•Concerns regarding the safety or efficacy of our products could limit sales.
•If we are unable to maintain or expand our network of independent distributors, our sales may be negatively affected.
•Our failure to successfully complete clinical trials and development-stage testing could prevent us from obtaining regulatory approvals for or commercializing our products.
•We depend on a limited number of third-party suppliers for certain components and products.
•Our inability to attract or retain key personnel could adversely affect our ability to execute our business strategy.

Risks Related to Our International Operations
•Commercializing our products internationally may result in a variety of risks associated with international operations that could materially adversely affect our business.
•Failure to obtain regulatory authorization in foreign jurisdictions will prevent us from marketing our products internationally.
•Our sales and profits are subject to decline in response to foreign currency exchange rate fluctuation.

Risks Related to Macroeconomic Conditions and External Factors
•Uncertainty in current global economic and political conditions could adversely affect our ability to predict product demand and impact our financial results.
•Public health threats, such as the COVID-19 global pandemic, could materially impact our operations and the global economy.
•Climate change or other extreme weather conditions and related regulations may have a long-term impact on our business.

Risks Related to Our Future Financings and Financial Results
•We may need to raise additional funds in the future and funds may not be available on commercially reasonable terms.
•Our operating results may fluctuate significantly from quarter to quarter.

Risks Related to Privacy and Security
•A security breach or disruption to our information technology systems could damage our relationships, expose us to litigation or regulatory proceedings, or harm our reputation.
•Our violation of privacy or security laws could subject us to penalties and harm our reputation or business.

Risks Related to Legal and Intellectual Property
•Our ability to comprehensively protect our intellectual property and proprietary technology is uncertain.
•Patent litigation is not uncommon in the medical device industry, and we may be subject to such litigation.
•We may be subject to damages resulting from claims that we have wrongfully used or disclosed patient health information, personal information, or trade secrets, or are in breach of non-competition or non-solicitation agreements.

Risks Related to Our Regulatory Environment
•Our products and operations are subject to extensive governmental regulation, and failure to comply with requirements could cause our business to suffer.
•New products or modifications to our existing products may require new regulatory approvals, or require us to cease marketing or recall modified products.
•A recall or suspension of our products could have a significant negative impact on us.

General Risks
•The price of our common stock may continue to fluctuate significantly.
•Our ability to use our net operating loss carryforwards and certain other tax attributes may be limited.
•We may fail to maintain an effective system of internal control over financial reporting.

Risks Related to Our Indebtedness
•We have incurred a significant amount of indebtedness and the agreements governing such indebtedness may restrict our financial flexibility and affect our ability to operate our business.
•Our 1.50% Convertible Senior Notes due 2025 could adversely affect our financial condition.
•We may not have sufficient cash flow from our business to service the Notes.
•We may take actions which could limit our ability to make payments on the Notes.

Risks Related to Our Business and Our Industry
We have incurred significant operating losses since inception and cannot assure you that we will achieve sustained profitability.
Since our inception in January 2006, we have incurred a significant net loss. As of December 31, 2022, we had an accumulated deficit of $729.2 million. To date, we have funded our operations primarily through cash collected from product sales, private and public offerings of our equity securities, and debt financing. We have devoted substantially all of our resources to the design, development and commercialization of our products, the scaling of our manufacturing and business operations, and the research and development of our current products and products under development.
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
To implement our business strategy and achieve consistent profitability, we need to, among other things, increase sales of our products and the gross profit associated with those sales, maintain an appropriate customer service, training and support infrastructure, fund ongoing R&D activities, create additional efficiencies in our manufacturing processes while adding to our capacity, and obtain regulatory clearance or approval to commercialize our products currently under development both in the United States and the more than 25 countries outside the United States in which our insulin pump is available. We expect our expenses will continue to increase as we pursue these objectives and make investments in our business. Additional increases in our expenses without commensurate increases in sales could significantly increase our operating losses.

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

Our primary competitors are major medical device companies that are publicly traded companies or divisions or subsidiaries of publicly traded companies, including Insulet and Medtronic. In addition, Becton Dickinson and Company recently completed the spin off its diabetes care business as a separate publicly-traded company, Embecta. There are also a number of other companies developing and marketing their own insulin delivery systems and/or related software applications, including insulin pumps and Bluetooth-enabled insulin pens to support MDI therapy. While these industry changes are significant, it is difficult to know how they will impact our business or the competitive landscape in which we operate. Our key competitors, most notably Medtronic, enjoy several competitive advantages over us, including:
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

In some instances, our competitors offer products that include features that we do not currently offer. For instance, Insulet offers an insulin pump with a tubeless delivery system that does not utilize an infusion set and Medtronic is selling a connected insulin pen delivery device. Additionally, Medtronic offers an infusion set that can be worn for up to seven days.

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
We currently have contracts establishing reimbursement for our insulin pump products with a number of national and regional third-party payors in the United States. While we may enter into additional contracts both in the United States and the more than 25 countries outside the United States in which our insulin pump is available through third-party payors, and add coverage for future products under our current agreements, we cannot guarantee that we will succeed in doing so or that the reimbursement contracts that we are able to negotiate will enable us to sell our products on a profitable basis. In particular, we have limited experience securing reimbursement in international markets other than Canada, as that process is managed by local distributors. Government involvement in funding healthcare may limit access to or reimbursement for the Company’s products. In addition, existing contracts with third-party payors generally include numerous quality and compliance related requirements, including audit rights, and can be modified or terminated by the third-party payor without cause and with little or no notice to us. Our compliance with the administrative procedures or requirements may result in increased costs for us and delays in processing approvals by those third-party payors for customers to obtain coverage for our products, and any payor audits of our compliance obligations may result in requests for refunds or other costs. Failure to secure or retain adequate coverage or reimbursement for our current and future products by third-party payors, or delays in processing approvals by those payors, could result in the loss of sales, which could have a material adverse effect on our business, financial condition and operating results.
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
We have limited experience marketing and selling our newer products as well as training new customers on their use, particularly in markets outside of United States. In addition, the vast majority of our existing customers are individuals with type 1 diabetes, and we have limited experience marketing and selling our products to customers with type 2 diabetes.
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
A key element of our business strategy involves our sales, marketing, clinical and customer service personnel driving adoption of our products. We have significantly increased the number of sales, marketing, clinical and customer service personnel employed by us since we commenced commercial sales. However, we have faced considerable challenges in growing and managing these resources, including with respect to recruiting, training and assimilation of sales territories and new clinical training staff. We expect to continue to face significant challenges as we seek to further increase the number of our sales, clinical and customer service personnel in order to optimize the coverage of our existing sales territories, as well as expand the number and scope of our existing sales territories. These challenges may be even greater in connection with our commercial expansion outside of the United States, where we have limited experience. Unexpected turnover among our sales, marketing, clinical and customer service personnel, or unanticipated challenges in recruiting additional personnel, would have a negative impact on our ability to achieve our sales projections. Further, if a sales, marketing or clinical representative was to depart and be retained by one of our competitors, we may fail to prevent him or her from helping competitors solicit business from our existing customers, which could adversely affect our sales. Similarly, if we are not able to recruit and retain a network of diabetes educators and customer service personnel, we may not be able to successfully train and service new customers, which could delay new sales and harm our reputation. These risks may be greater now than in the past due to current general labor shortages in the United States.
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
For the year ended December 31, 2022, our two largest independent distributors in the United States collectively comprised approximately 20% of our worldwide sales, and our three largest independent distributors outside of the United States collectively comprised approximately 50% of our total sales outside the United States. If any of our key independent distributors were to cease to distribute our products or reduce their promotion of our products as compared to the products of our competitors, our sales could be adversely affected. In that case, we may need to seek alternative independent distributors or increase our reliance on our other independent distributors or our direct sales representatives, which may not prevent our sales from being adversely affected. Additionally, to the extent we enter into additional arrangements with independent distributors to perform sales, marketing or distribution services, the terms of the arrangements could result in our product margins being lower than if we directly marketed and sold our products.

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
enhance our existing products and develop proposed products;
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

We may not experience the anticipated operating efficiencies of our manufacturing and warehousing operations.
We continue to scale our business operations and add manufacturing requirements for products currently under development. We have outsourced the majority of our t:slim cartridge manufacturing demand to an experienced third-party contract manufacturer. We may consider outsourcing other aspects of our operations in the future. If we fail to achieve the operating efficiencies that we anticipate, our manufacturing and operating costs may be greater than expected, which would have a material adverse impact on our operating results. In addition, we or our third-party contract manufacturers may encounter problems during manufacturing for a variety of reasons, including failure to follow specific protocols and procedures, failure to comply with applicable regulations, equipment malfunction, component part supply constraints and environmental factors, any of which could delay or impede our ability to meet customer demand and have a material adverse impact on our business, financial condition and operating results. Further, because of the custom nature of our cartridge manufacturing process and product components, and the highly regulated nature of our products overall, in the event of any problems with a contract manufacturer, we may not be able to quickly establish additional or alternative arrangements.
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

Risks Related to Our International Operations

Commercializing our products outside of the United States may result in a variety of risks associated with international operations that could materially adversely affect our business.

Our sales in the approximately 25 countries in which our products are offered outside the United States, which accounted for approximately 27% of our total sales during 2022, are accompanied by certain financial and other risks related to international business markets, including:

•local product preferences and differing regulatory requirements for product approvals;

•differing U.S. and foreign medical device import and export rules;

•more restrictive privacy laws relating to personal information of end-users and employees, including GDPR and other E.U. member state directives;

•reduced protection for our intellectual property rights in certain countries outside the U.S. than exists in the U.S.;
•unexpected changes in tariffs, trade barriers and regulatory requirements;

•economic weakness, including inflation and workforce instability, and political instability in foreign economies and markets;

•compliance with tax, employment, immigration and labor laws, such as the Foreign Corrupt Practices Act;

•foreign taxes, including withholding of payroll taxes; and

•foreign currency fluctuations, which could result in increased operating expenses and reduced revenues, and other obligations incident to doing business in another country.

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

Failure to obtain any required regulatory authorization in foreign jurisdictions will prevent us from marketing our products in international markets.

We sell our products in approximately 25 countries outside the United States and may seek to commence commercial sales of our products in additional geographies in the future. As we continue to expand our operations outside of the United States and launch new products, we are increasingly subject to additional regulatory and legal requirements in the international markets. These additional legal and regulatory requirements may result in our incurring significant costs and expenditures. We have limited experience complying with applicable laws and regulations in international markets generally, and in particular when we enter new markets, and if we are not able to comply with any such requirements, our international expansion and business could be significantly harmed.

Because our business is global our sales and profits may fluctuate or decline in response to changes in foreign currency exchange rates or other international risks.

Activities outside the United States accounted for approximately 27% of our total sales during 2022. Foreign currency fluctuations could result in volatility of our revenue. In addition, we are exposed to transaction risk because we incur some of our sales and expenses in currencies other than the U.S. dollar. Our most significant currency exposures are to the Canadian dollar, the Euro and Swiss franc, and the exchange rates between these currencies and the U.S. dollar may fluctuate substantially. We do not actively hedge our exposure to currency rate fluctuations. The strengthening of the U.S. dollar would likely negatively impact our results. We price some of our products in U.S. dollars, and thus changes in exchange rates can make our products more expensive in some offshore markets and reduce our sales. Inflation could also make our products more expensive and increase the credit risks to which we are exposed. Future foreign currency fluctuations could favorably or unfavorably impact and increase the volatility of our revenue, profitability, and stock price. These and other risks may have a material adverse effect on our business, financial condition and results of operations as a whole.

Risks Related to Macroeconomic Conditions and External Factors

Uncertainty in current global economic and political conditions could adversely affect our ability to predict product demand and impact our financial results and makes it more likely that our actual results could differ materially from expectations.

Our operations and performance depend in part on worldwide economic and political conditions. Many of the jurisdictions in which our products are sold have experienced and could continue to experience unfavorable general economic conditions, such as a recession or economic slowdown, including as a result of political instability and military hostilities in certain geographies, concerns over the potential downgrade of U.S. sovereign debt and continued sovereign debt, monetary and financial uncertainties in Europe and other geographies, and domestic and global inflationary trends, any of which could negatively affect the affordability of, and consumer demand for, our products. Under difficult economic conditions, consumers may seek to modify spending priorities and reduce discretionary spending by delaying purchases of our products, which could reduce our profitability and could negatively affect our overall financial performance. Other financial uncertainties in our major markets and unstable political conditions in certain markets, including civil unrest and governmental changes, could undermine global consumer confidence and reduce consumers’ purchasing power, thereby reducing demand for our products. We cannot predict the reoccurrence of any economic slowdown or the strength or sustainability of the economic recovery, worldwide, in the United States, or in our industry. These and other economic factors could have a material adverse effect on our business, financial condition, and results of operations.
Public health threats, such as the COVID-19 global pandemic, have had and could continue to have a material adverse effect on our operations, the operations of our business partners, and the global economy as a whole.
Public health threats and other highly communicable diseases and outbreaks could adversely impact our operations, the operations of our customers, suppliers, distributors and other business partners, as well as the healthcare system in general. For example, the COVID-19 global pandemic has impacted our sales and operating results, and we anticipate that they will continue to be impacted and subject to unpredictable variability in future periods. Further, certain development activities, such as human factors studies associated with our product development efforts and activities supporting the manufacturing scale-up for new products and the recruitment of participants in ongoing clinical studies, were modified or delayed due to impacts of the pandemic, which impacted our development timelines and regulatory strategies. These delays could have a negative impact on our product commercialization efforts and the future demand for our products.

In addition to the foregoing impacts, disruptions from the COVID-19 global pandemic, or other similar outbreaks or epidemics, could result in delays in or the suspension of our manufacturing operations, research and product development activities, regulatory work streams, clinical development programs and other important commercial functions. In particular, if we or our third-party manufacturers are required to delay or suspend our manufacturing operations, we may encounter severe product shortages, which would adversely affect our results of operations and harm our reputation. We are also dependent upon our third-party suppliers for many of our product components and for our manufacturing-related equipment, and the incidence of disease could have a material adverse impact on the operations of our suppliers, which could prevent them from timely delivering products to us or supporting our requirements for manufacturing-related equipment. Additionally, we have been and may continue to be negatively impacted by global shortages of semiconductors and copper, which could limit our insulin pump manufacturing capacity. If we continue to experience these or similar manufacturing challenges, or if these challenges worsen in the future, it could increase our manufacturing costs, disrupt our manufacturing operations, negatively impact our product sales and harm our reputation. The full extent of the impact of the COVID-19 global pandemic or potential future public health threats on our business and operations is subject to change and will continue to depend on a number of factors, including the scope and duration of the pandemic and any resulting changes to general economic conditions in the countries in which we operate and sell our products.

Climate change or other extreme weather conditions and related regulations may have a long-term impact on our business.

Climate-related events, including the increasing frequency of extreme weather events and their impact on the U.S., Mexico, Canada, and other major regions’ critical infrastructure along with potential related regulations, have the potential to disrupt our business, our third-party suppliers, and/or the business of our customers. For example, a portion of our office facilities located in San Diego are in an area that is prone to flooding, which has occasionally caused temporary disruptions to our business operations and our third-party contract manufacturers are located in regions subject to natural disasters, including earthquakes, hurricanes, floods, fires and other catastrophic events. We strive to partner with organizations that mitigate their business risks associated with climate change. However, we recognize that inherent risks related to climate change, other extreme weather conditions and related regulations exist wherever global business is conducted. While these dangers currently have a low-assessed risk of disrupting our normal business operations, they pose a potential long-term impact on our business.
Risks Related to Our Future Financings and Financial Results
We may need or otherwise determine to raise additional funds in the future and if we are unable to raise additional funds when necessary or desirable, we may not be able to achieve our strategic objectives.
As of December 31, 2022, we had $616.9 million in cash, cash equivalents and short-term investments. Our management expects the continued growth of our business, including the expansion of our customer service infrastructure to support our growing base of customers, our plans to continue expanding commercial sales of our products outside of the United States, the growth of our manufacturing and warehousing operations, and the increase of our facility footprint to accommodate additional headcount and R&D activities, will continue to increase our expenses. In addition, the amount of our future product sales is difficult to predict and actual sales may not be in line with our forecasts. Accordingly, our future capital requirements will depend on many factors, including:

•revenue generated by sales of our products, as well as the gross profits and gross margin we realize from such sales;

•the costs associated with maintaining and expanding an appropriate sales, marketing, clinical and customer service infrastructure;

•expenses associated with developing and commercializing our proposed products or technologies, including capital expenditures we make to maintain or enhance our manufacturing operations and distribution capabilities;

•the cost of obtaining and maintaining regulatory clearance or approval for our products and our manufacturing facilities, and of ongoing compliance with other legal and regulatory requirements;

•expenses we incur in connection with current or future litigation or governmental investigations;

•expenses we may incur or other financial commitments we may make in connection with current and potential new acquisitions, investments, business or commercial collaborations, development agreements or licensing arrangements; and

•general and administrative expenses.
As a result of these and other factors we may in the future seek capital from public or private offerings of our equity or debt securities, or from other sources. If we issue equity or debt securities to raise additional funds, our existing stockholders may experience dilution, we may incur significant financing or debt service costs, and the new equity or debt securities may have rights, preferences and privileges senior to those of our existing stockholders. In addition, if we raise additional funds through collaborations, licensing, joint ventures, strategic alliances, partnership arrangements or other similar arrangements, it may be necessary to relinquish valuable rights to our potential future products or proprietary technologies, or grant licenses on terms that are not favorable to us.
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

Risks Related to Privacy and Security

A security breach or other significant disruption to our information technology systems, or failures of our pumps’ software to perform as we anticipate, could materially disrupt our operations or compromise sensitive information relating to our customers, suppliers, employees or other individuals, which could damage our relationships, expose us to litigation or regulatory proceedings, or harm our reputation.

The efficient operation of our business depends on our information technology and communication systems, as well as those of our suppliers, contract manufacturers, distributors and other third-party business partners. We rely on such systems to effectively store, process and transit proprietary sales and marketing data, accounting and financial functions, manufacturing and quality records, inventory management, product development tasks, research and development data, customer service and technical support functions. These systems are vulnerable to damage or interruption from a number of causes, including earthquakes, fires, floods and other natural disasters, terrorist attacks, attacks by computer viruses or hackers, malware, ransomware or other destructive software, cyber-attacks, power losses, and computer system or data network failures. Should any of those risks occur, it could adversely impact the availability, confidentiality and integrity of information assets contained in those systems.
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

In addition to the risks regarding information technology systems and processing of sensitive information, our insulin pumps and other products rely on software, some of which is developed by third-party service providers, that could contain unanticipated vulnerabilities, which could make our products subject to computer viruses, cyber-attacks, or failures. These risks significantly increased when we commenced use of our Tandem Device Updater, which enables customers to remotely update software on their insulin pumps and may be higher following the launch of our new mobile application in the second half of 2020. These risks may have further increased in the second half of 2022 when we enabled users to control insulin boluses through the mobile app. We may also face new risks relating to our information technology systems as we continue to commercialize our products outside of the United States and are subject to additional regulations relating to the use and protection of personal information and as we launch new mobile applications or new features to our existing applications. As this is a rapidly evolving area, compliance with any future requirements, regulations, and evolving threat models may require the investment of additional resources in the form of capital, personnel or technology.
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
On January 17, 2020, we learned that an unauthorized person gained access to a few employees’ email accounts through a cyber-attack commonly known as “phishing.” As a result, we have been defending a lawsuit entitled Joseph Deluna et al. v. Tandem Diabetes Care, Inc., which was filed in the Superior Court of the State of California in the County of San Bernardino. On November 28, 2022, the court granted our motion for summary adjudication on the plaintiffs’ allegations that we violated the Confidentiality of Medical Information Act. On February 8, 2023, the plaintiffs asked the court to dismiss their remaining two claims with prejudice, which terminated the case at the Superior Court. The plaintiffs have to decide whether to appeal the Court’s decision granting our motion for summary adjudication.
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
There are a number of laws in the United States and outside the United States protecting the privacy and security of personal information. These laws include the U.S. Health Insurance Portability and Accountability Act of 1996 (HIPAA) and related regulations, U.S. state laws (such as the California Consumer Privacy Act (CCPA) and California Privacy Rights Act (CPRA), Canada’s Personal Information and Electronic Documents Act (PIPEDA) or the applicable provincial alternatives, the EU’s General Data Protection Regulation (GDPR), EU member states directives, or similar applicable laws. These laws place limits on how we may collect, use, transfer, share and store medical information and other personal information, and they impose obligations to protect that information against unauthorized access, use, loss, and disclosure. The lawsuit described above alleges violations of some of these laws.
If we, or any of our service providers who have access to the personal data for which we are responsible, are found to be in violation of the privacy or security requirements of HIPAA, CCPA, CPRA, PIPEDA, GDPR, or applicable foreign, U.S. state and Canadian provincial laws, we could be subject to civil or criminal penalties, which could increase our liabilities, harm our reputation and have a material adverse effect on our business, financial condition and operating results. In addition, entities operating in the healthcare industry have increasingly become targets for hackers. Although we use a variety of measures to secure the data that we control, even compliant entities can experience security breaches or have inadvertent failures despite employing reasonable practices and safeguards.

We may also face new risks relating to data privacy and security as the United States, individual U.S. states or Canadian provinces, E.U. member states, and other international jurisdictions adopt or implement new data privacy and security laws and regulations as we continue to commercialize our products worldwide.
Risks Related to Legal and Intellectual Property
Our ability to comprehensively protect our intellectual property and proprietary technology is uncertain.
We rely primarily on patent, trademark and trade secret laws, as well as confidentiality and non-disclosure agreements, to protect our proprietary technologies. However, such methods may not be adequate to protect us or permit us to gain or maintain a competitive advantage. We have applied for patent protection relating to certain existing and proposed products and processes. If we fail to file a patent application timely in any jurisdiction, it could result in us forfeiting certain patent rights in that jurisdiction. Further, we cannot assure you that any of our patent applications will be granted in a timely manner or at all. The rights granted to us under our patents, and the rights we are seeking to have granted in our pending patent applications, may not provide us with any commercial advantage. In addition, those rights could be opposed, contested or circumvented by our competitors, or be declared invalid or unenforceable in judicial or administrative proceedings. The failure of our patents to adequately protect our technology might make it easier for our competitors to offer the same or similar products or technologies. Due to differences between foreign and U.S. patent laws, our patented intellectual property rights may not receive the same degree of protection in foreign countries as they would in the United States. Even if patents are granted outside of the United States, effective enforcement in those countries may not be available.
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
To protect our proprietary rights, we may in the future need to assert claims of infringement against third parties, which may be difficult, expensive and time consuming. The outcome of litigation to enforce our intellectual property rights in patents, copyrights, trade secrets or trademarks is subject to rapid change and constant evolution and, consequently, intellectual property protection in our industry can be uncertain. We may not prevail in any lawsuits that we initiate and the damages or other remedies awarded, if any, may not be commercially valuable. In the event of an adverse judgment, a court could hold that some or all of our asserted intellectual property rights are not infringed, or are invalid or unenforceable, and could award attorneys’ fees. The occurrence of any of these events may have a material adverse effect on our business, financial condition and operating results.
Patent litigation in the medical device industry is common, and we may be subject to litigation that could cause us to incur substantial costs and divert the attention of management from our business.
Our success will depend in part on not infringing the patents or violating the other proprietary rights of third parties. Significant litigation regarding patent rights exists in our industry. Our competitors in both the United States and markets outside of United States may have applied for or obtained or may in the future apply for and obtain, patents that will prevent, limit or otherwise interfere with our ability to make and sell our current products or products under development. The large number of patents, the rapid rate of new patent issuances, and the complexities of the technology involved increase the risk of patent litigation.
From time to time, we may receive communications from third parties alleging our infringement of their intellectual property rights or offering a license to their intellectual property relating to products that we are currently developing could require us to do one or more of the following:

•stop selling current products, developing new products or using technology that allegedly infringes third-party intellectual property;
•attempt to obtain a license to intellectual property from the third parties, which may not be available on reasonable terms or at all
•incur significant royalty payments and legal expenses; or
•pay substantial damages to the party whose intellectual property rights we are allegedly infringing.
We do not maintain insurance to cover the expense or any liability that may arise from an intellectual property dispute. Any litigation or claim against us may cause us to incur substantial costs, divert the attention of management from our business and harm our reputation. Further, as we launch new products, increase our sales and expand the geographic regions in which we commercialize our products we believe the likelihood of our involvement in intellectual property disputes will increase.
We may be subject to damages resulting from claims that we, or our employees, have wrongfully used or disclosed trade secrets or other proprietary information of our competitors.
Many of our employees were previously employed at other medical device companies, including those that are our competitors or could become our competitors. We may be subject to claims that we, or our employees, have used or disclosed trade secrets or other proprietary information. In addition, we may be subject to allegations that we caused an employee to breach the terms of his or her non-competition or non-solicitation agreement. Even if we successfully defend against these claims, any resulting litigation could cause us to incur substantial costs, divert the attention of management from our business and harm our reputation. If our defense of those allegations fails, in addition to paying monetary damages, we may lose valuable intellectual property rights or key personnel. A loss of key personnel or intellectual property rights could limit our ability to commercialize products, which could have an adverse effect on our business.
We may incur product liability losses, and insurance coverage may be inadequate or unavailable to cover these losses.
Our business exposes us to potential product liability claims that are inherent in the medical device industry. We are subject to product liability lawsuits alleging that component failures, manufacturing defects, design defects, or inadequate disclosure of product-related risks or information resulted in an unsafe condition, injury or death to customers. The risk of product liability claims may be even greater after we launch new products with new features or enter new markets where we have no prior experience selling our products. In addition, the misuse of our products or the failure of customers to adhere to operating guidelines could cause significant harm to customers, which could result in product liability claims. Product liability lawsuits and claims, safety alerts or product recalls could cause us to incur substantial costs, divert the attention of management from our business, harm our reputation and adversely affect our ability to attract and retain customers.
Although we maintain third-party product liability insurance coverage, it is possible that claims against us may exceed the coverage limits of our insurance policies. Even if any product liability loss is covered by an insurance policy, these policies have substantial deductibles. In addition, we expect the cost of our product liability insurance will increase as our sales increase. Product liability claims in excess of applicable insurance coverage could have a material adverse effect on our business, financial condition and operating results. In addition, any product liability claim brought against us, with or without merit, could result in further increases of our product liability insurance premiums and make it more difficult to obtain insurance coverage in the future.

Risks Related to Our Regulatory Environment
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

Before we can market or sell a new regulated product or a significant modification to an existing product in the United States, we must obtain either clearance under Section 510(k) of the Food, Drug and Cosmetic Act (510(k) or approval of a pre-market approval (PMA) application from the FDA, unless an exemption from pre-market review applies. The process of obtaining regulatory clearances or approvals to market a medical device can be costly and time-consuming, which may be exacerbated if the FDA or other regulatory authority changes its clearance and approval policies, and we may not be able to obtain these clearances for our proposed products or approvals on a timely basis or at all, including as a result of:
•our inability to demonstrate that our products are safe and effective for their intended users;
•the data from our pre-clinical studies or clinical trials may be insufficient to support clearance or approval; or the
•failure of the manufacturing process or facilities we use to meet applicable requirements.

Any delay in, or failure to receive or maintain, clearance or approval for our products under development could prevent us from generating revenue from these products or achieving profitability. Further, regulatory enforcement or inquiries, or other increased scrutiny on us, could dissuade some customers from using our products and adversely affect our reputation and the perceived safety and efficacy of our products.
Since our inception we have been audited or inspected by various regulatory authorities on numerous occasions. We also regularly respond to routine inquiries from regulatory authorities. In some instances these audits, inspections and inquiries result in findings that require us to take corrective actions, which could include changes to our internal policies, procedures or operations, revisions to our product labeling, issuances of customer notifications or the initiation of product recalls, any of which could result in product liability claims and lawsuits. Our failure to appropriately respond to these findings and take corrective action, or to comply with applicable regulations for any other reason, could jeopardize our ability to sell our products and result in enforcement actions such as fines, civil penalties, injunctions, warning letters, product recalls, delays in the introduction of products into the market, refusal of the FDA or other regulators to grant future clearances or approvals, and the suspension or withdrawal of existing approvals by the FDA or other regulators. Any of these sanctions could result in higher than anticipated costs, lower than anticipated sales, and diversion of management time and resources, any of which could have a material adverse effect on our reputation, business, financial condition and operating results.

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
The U.S. has numerous federal and state laws pertaining to healthcare fraud and abuse. Violations of these laws are punishable by criminal and civil sanctions, including, imprisonment, significant monetary penalties and exclusion from participation in federal funded programs such as Medicare and Medicaid.
Healthcare fraud and abuse regulations are complex and evolving. Minor irregularities can potentially give rise to claims. The laws that may affect our ability to operate include:
•the federal and state Anti-Kickback Statutes, which prohibit, among other things, persons from knowingly and willfully soliciting, receiving, offering, paying or providing remuneration (including any kickback, bribe or rebate), directly or indirectly, overtly or covertly, in cash or in kind in exchange for or to induce either the referral of an individual for, or the purchase, lease, order or recommendation of, any good or service for which payment may be made under federal healthcare programs such as the Medicare and state Medicaid programs;
•federal and state false claims laws which prohibit, among other things, persons from knowingly presenting, or causing to be presented, false or fraudulent claims for payment to Medicare, state Medicaid programs, or other third-party payors;
•federal and state physician self-referral laws, such as the Stark Law, which prohibit a physician from referring Medicare or Medicaid patients to an entity providing “designated health services,” including a company that furnishes durable medical equipment, with which the physician has a financial relationship unless that financial relationship meets an exception under the applicable law;
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
•federal and state laws governing the use, disclosure and security of personal information, including protected health information, such as HIPAA and the Health Information Technology for Economic and Clinical Health; and
•foreign and U.S. state law equivalents of each of the above federal laws which may apply to items or services reimbursed by any third-party payor, including commercial insurers.

Our relationships with healthcare providers and other third parties are subject to scrutiny under these laws. Any action against us for violation of these laws, even if we successfully defend against it, could result in a material adverse effect on our reputation, business, financial condition and operating results. Federal government agencies continue to issue proposed and final rules implementing additional process, controls and guidelines for compliance under these laws with which we will be required to comply. We cannot predict the impact of any changes in these laws and whether they might be retroactive. Further, the U.S. Department of Justice (DOJ) in conjunction with other federal agencies, has increased its scrutiny of interactions between healthcare companies and healthcare providers. Adjusting to new regulatory guidelines and responding to investigations can be time and resource-consuming and can divert management’s attention from our core business. Additionally, if we settle an investigation, we may be forced to agree to additional onerous compliance and reporting requirements as part of a consent decree or corporate integrity agreement. All of the foregoing could increase our costs or otherwise have an adverse effect on our business.
The scope and enforcement of these laws is uncertain and subject to rapid change in the current environment of healthcare reform. Our current or future activities could be subject to challenge under these laws. Any of these challenges could have a material adverse effect on our reputation, business, financial condition and operating results.
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

The sales of our products depend in part on the availability of coverage and reimbursement from third-party payors such as government health administration authorities, private health insurers, health maintenance organizations and other healthcare-related organizations. Both the federal and state governments in the United States continue to propose and pass new legislation and regulations designed to, among other things, expand healthcare coverage to more individuals, contain or reduce the cost of healthcare, and improve the quality of healthcare outcomes. For example, the Affordable Care Act has substantially changed the way healthcare is financed by both governmental and private insurers and encourages improvements in the quality of healthcare items and services. In the future, additional changes could be made to governmental healthcare programs that could significantly impact the success of our products. This legislation and regulation may result in decreased reimbursement for medical devices, which may create additional pressure to reduce the prices charged for medical devices. Reduced reimbursement rates could significantly decrease our revenue, which in turn would place significant downward pressure on our gross margins and impede our ability to become profitable.
We cannot predict which, if any, additional healthcare reform proposals will be adopted, when they may be adopted or what impact they may have on the existing regulatory environment, or our ability to operate our business. Any of these factors could have a material adverse effect on our operating results and financial condition.
General Risks
The price of our common stock may continue to fluctuate significantly.
The trading price of our common stock has been and will continue to be volatile in response to a variety of factors, including the following:
•actual or anticipated fluctuations in our financial and operating results from period to period;

•market acceptance of our current products and products under development, and the recognition of our brand;
•introduction of proposed products, technologies or treatment techniques by us or our competitors;
•announcements of significant contracts, acquisitions, divestitures or partnerships by us, our competitors or our collaboration partners;
•regulatory approval of our products or the products of our competitors or collaboration partners, or the failure to obtain such approvals on the projected timeline or at all;
•the announcement of a product recall, suspension or other safety notice associated with our products or the products of our competitors, or other similar regulatory enforcement actions;

•financial and operating results relative to the expectations of securities analysts and other market participants and the issuance of securities analysts’ reports or recommendations;
•threatened or actual litigation, regulatory proceedings, or government investigations; and
•general political or economic conditions, including the impacts and disruptions caused by the COVID-19 global pandemic.

In addition, the trading price of our common stock may fluctuate substantially due to other factors, including the numerous risks and uncertainties described in this section. Fluctuations in our stock price may negatively affect the liquidity of our common stock, which could further impact our stock price. Further, our common stock may be susceptible to significant price and volume fluctuations as a result of stock market dynamics, which may impact our common stock without regard to our financial condition or operating performance.
Anti-takeover provisions in our organizational documents and Delaware law may delay or prevent a change of control, which could reduce our stock price and prevent our stockholders from removing our current board of directors.
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

•provide for a staggered board of directors whereby the board is currently divided into three classes, although our board and stockholders have approved the phased declassification of the board of directors such that the board structure will be completely declassified by our 2024 annual meeting of stockholders;
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

We are also subject to the provisions of Section 203 of the Delaware General Corporation Law, which may prohibit certain business combinations with stockholders owning 15% or more of our outstanding voting stock. These and other provisions in our amended and restated certificate of incorporation, bylaws and Delaware law could make it more difficult for stockholders or potential acquirers to obtain control of our board of directors or initiate actions that are opposed by our then-current board of directors, including a merger, tender offer or proxy contest involving our company. Any delay or prevention of a change of control transaction or changes in our board of directors could cause the market price of our common stock to decline.
Our ability to use our net operating loss carryforwards and certain other tax attributes may be limited.

As of December 31, 2022, we had accumulated federal and state net operating loss (NOL) carryforwards of approximately $193.1 million, and $255.9 million, respectively. Of the total federal NOL carryforwards, approximately $95.6 million were generated after January 1, 2018, and therefore do not expire. The NOL generated after January 1, 2018, is subject to an 80% limitation. The remaining federal NOL carryforwards of $97.5 million will begin to expire in 2033, and state tax loss carryforwards continue to expire. If there is an “ownership change” with respect to our company, as defined under Section 382 of the Code, the utilization of our NOL and research credit carryforwards may be subject to substantial limitations, which could cause U.S. federal income taxes to be paid earlier than would be paid if such limitations were not in effect and could cause NOL carryforwards to expire unused.
If we fail to maintain an effective system of internal control over financial reporting, we may not be able to accurately report our financial results or prevent fraud, which could harm our business and result in a decline in the trading price of our common stock.

Effective internal controls over financial reporting are necessary for us to provide reliable financial reports and, together with adequate disclosure controls and procedures, are designed to prevent fraud. Any failure to implement adequate controls, or difficulties encountered in their implementation could cause us to fail to meet our reporting obligations, or to prevent the circumvention of our controls or fraud. For example, Mr. Sheridan, our principal executive officer, and Ms. Vosseller, our principal financial and accounting officer, are involved in a personal relationship and share a primary residence. While our board of directors is informed of the relationship and appropriate actions have been taken to ensure compliance with SEC rules and Company policies and procedures, the existence of this relationship could create additional risk, or the perception of additional risk, that our controls and procedures may not be effective. In addition, any testing by us conducted in connection with Section 404(a) of the Sarbanes-Oxley Act, or any testing conducted by our independent registered public accounting firm in connection with Section 404(b) of the Sarbanes-Oxley Act may reveal deficiencies in our internal controls over financial reporting that are deemed to be material weaknesses, may require prospective or retroactive changes to our consolidated financial statements, or may identify other areas for further attention or improvement. Any failure to implement appropriate internal controls could also cause investors to lose confidence in our reported financial information, which could harm our business and result in a decline in the trading price of our common stock.

Risks Related to Our Indebtedness
We have incurred a significant amount of indebtedness, and the agreements governing such indebtedness subject us to required debt service payments, as well as financial and operational covenants, any of which may restrict our financial flexibility and affect our ability to operate our business.

From time to time, we have financed our liquidity needs under various credit arrangements and we may borrow additional funds in the future. For example, in May 2020, we completed the offering of $287.5 million principal amount of 1.50% Convertible Senior Notes due 2025 (the Notes), which are governed by the terms of an indenture. The Notes are our senior unsecured obligations. In addition, in May 2022, we entered into a revolving line of credit agreement, which provides us with an available principal borrowing amount of $100.0 million (the Line of Credit). While there are currently no borrowings outstanding under the Line of Credit, we may request advances thereunder and use the proceeds for general corporate purposes. The Line of Credit is secured by a first priority security interest in substantially all of our assets.

The Notes and the Line of Credit contain certain debt service requirements, and financial and operational covenants, as applicable. Pursuant to the Notes, interest is payable in cash semi-annually at a rate of 1.50% per year. In addition, any future advances under the Line of Credit will bear interest at an annual rate calculated as determined pursuant to the Line of Credit with interest on outstanding advances payable quarterly. During the term of the Line of Credit, we are also required to maintain compliance with two financial maintenance covenants: a minimum consolidated interest coverage ratio and a maximum consolidated net leverage ratio. The Line of Credit also contains customary operating covenants, subject to certain exceptions.

Our failure to comply with certain obligations under the Notes and the Line of Credit, or inability to make required debt service payments, could result in an event of default. A default, if not cured or waived, could result in acceleration of the indebtedness, which could have a material adverse effect on our business, financial condition and liquidity. Further, if our indebtedness is accelerated, we cannot be certain that cash will be available to pay the indebtedness and we may not have the ability to refinance the indebtedness on terms satisfactory to us or at all.

In addition, our current or future level of indebtedness could affect our business, operations and strategy in several important ways, including the following:

•we may be required to dedicate a portion of our current liquidity or cash flow from operations to interest payments, limiting the availability of cash for other purposes;

•the covenants contained in the Line of Credit or future agreements governing indebtedness may limit our ability to borrow additional funds, refinance indebtedness or make certain investments;

•debt covenants may affect our flexibility in planning for, and reacting to, changes in the economy and our industry;

•a high level of indebtedness may increase our vulnerability to adverse economic and competitive conditions; and

•a high level of indebtedness may limit our ability to obtain additional financing in the future or negatively impact the terms on which additional financing may be obtained.

We have indebtedness in the form of convertible senior notes, which could adversely affect our financial condition and our ability to respond to changes in our business.
In May 2020, we completed the offering of $287.5 million principal amount of 1.50% Convertible Senior Notes due 2025 (the Note Offering). Holders of the Notes will have the right to require us to repurchase their Notes upon the occurrence of a fundamental change (as defined in the indenture governing the Notes) at a purchase price equal to 100% of the principal amount of the Notes to be purchased, plus accrued and unpaid interest, if any. In addition, upon conversion of the Notes, unless we elect to deliver solely shares of our common stock to settle such conversion, we will be required to make cash payments in respect of the Notes being converted. Furthermore, the indenture governing the Notes provides that, in the event of an event of default under the Notes, the principal, premium, if any, and interest, if any, may become due prior to the maturity date for the Notes. There can be no assurance that we will be able to pay these amounts when due, or that we will be able to refinance this indebtedness on acceptable terms or at all.

Servicing the Notes will require a significant amount of cash, and we may not have sufficient cash flow from our business to repay the Notes.
Our ability to make scheduled payments of the principal and interest on the Notes, or to refinance the Notes depends on our future business operations and liquidity, which are subject, to numerous risks and uncertainties, including, market acceptance of our products, regulatory approval for our products, and the competitive environment in which we operate. Our business may not generate or sustain a level of cash flow from operations sufficient to service the Notes and any future indebtedness we may incur. If we are unable to generate sufficient cash flow, we may be required to adopt one or more alternatives, such as reducing or delaying capital expenditures, selling or licensing assets, refinancing indebtedness, or obtaining additional equity capital. Our ability to successfully engage in these activities will depend on a number of factors, including the value of our assets, our operating results and financial condition, the value of our common stock, and the status of the capital markets at such time. We may not be able to engage in any of these activities on commercially reasonable terms or at all, which could result in a default under the Notes or our future indebtedness.

We may incur substantial additional debt or take other actions which could diminish our ability to make payments on the Notes.
We and our subsidiaries are not prevented by the terms of the indenture governing the Notes from incurring additional indebtedness or refinancing our existing indebtedness in the future. We are similarly not restricted under the terms of the indenture from taking a number of other actions that could have the effect of diminishing our ability to make payments on the Notes when due.
We may not have sufficient cash or be able to obtain financing to repurchase the Notes upon a fundamental change, or to settle conversions of the Notes.

Holders of the Notes have the right to require us to repurchase their Notes upon the occurrence of a fundamental change at a repurchase price equal to 100% of the principal amount of the Notes to be repurchased, plus accrued and unpaid interest, if any. In addition, upon conversion of the Notes, unless we elect to deliver solely shares of our common stock to settle such conversion, we will be required to make cash payments in respect of the Notes being converted. However, we may not have enough available cash or be able to obtain financing at the time we are required to make repurchases of the Notes or settle conversions of the Notes. In addition, our ability to repurchase the Notes or to pay cash upon conversions of the Notes may be limited by agreements governing our future indebtedness. Our failure to repurchase Notes at a time when the repurchase is required by the indenture, or to pay any cash payable on future conversions of the Notes as required by the indenture, would constitute an event of default under the indenture.
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
The conversion of some or all of the Notes will dilute the ownership interests of existing stockholders to the extent we deliver shares upon conversion of any of the Notes. Any sales in the public market of the common stock issued upon the conversion of the Notes could adversely affect prevailing market prices of our common stock. In addition, the perception that some or all of the Notes may be converted into shares of our common stock in the future could have a negative impact on the trading price of our common stock.
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
The option counterparties or their respective affiliates may modify their hedge positions by entering into or unwinding various derivatives with respect to our common stock and/or purchasing or selling our common stock or other securities of ours in secondary market transactions prior to the maturity of the Notes. This activity could also cause or avoid an increase or a decrease in the market price of our common stock or the Notes, which could affect a Note holder’s ability to convert the Notes. In addition, if such Capped Call Transactions fail to become effective, the option counterparties or their respective affiliates may unwind their hedge positions with respect to our common stock, which could adversely affect the value of our common stock.
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
The option counterparties are financial institutions, and we will be subject to the risk that any or all of them may default under the Capped Call Transactions. If an option counterparty becomes subject to insolvency proceedings, we will become an unsecured creditor in those proceedings. Our exposure will depend on many factors but, in general, an increase in our exposure will be correlated to an increase in the market price and volatility of our common stock. In addition, upon a default by an option counterparty, we may suffer more dilution than we currently anticipate with respect to our common stock.
Item 1B.    Unresolved Staff Comments.
Not applicable.
Item 2.    Properties.
Substantially all of our operations are currently conducted at leased facilities, including our manufacturing processes, research and development activities, customer and technical support, and management and administrative functions. As of December 31, 2022, we leased facilities with an aggregate total of approximately 417,000 square feet, as follows:
United States
•Tech Center Lease: 181,949 square feet of general administrative, laboratory and research and development office space located on High Bluff Drive in San Diego, California. Phase I of the lease, consisting of 143,850 square feet, commenced in March of 2022. Phase II of the lease, consisting of 38,099 square feet, is expected to commence in 2025. The lease term covering both Phase I and Phase II is currently expected to expire in April 2035. We have two options to extend the term of the lease, with each option providing for an additional period of five years.
•Vista Sorrento Parkway Lease: 73,929 square feet of general office space located on Vista Sorrento Parkway in San Diego, California, which is scheduled to expire in January 2028. We have two options to extend the term of the Vista Sorrento Parkway lease, with each option providing for an additional period of five years.
•Barnes Canyon Lease: 48,880 square feet of general office, manufacturing and warehouse space located on Barnes Canyon Road in San Diego, California, which is scheduled to expire in November 2028.
•Marindustry Place Lease: 40,490 square feet of general office and warehouse space located on Marindustry Place in San Diego, California, which is scheduled to expire in April 2026. We have a one-time option to extend the term of the Marindustry Place lease for a period of no less than three years and no more than five years.
•High Bluff Lease: 31,372 square feet of general office space located on High Bluff Drive, in San Diego, California, which is scheduled to expire in March 2024.
•Roselle Street Leases: 77,458 square feet of general office and laboratory space located on Roselle Street in San Diego, California. All of our existing leases for facilities on Roselle Street are scheduled to expire in May 2023.
Outside the United States
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

Item 3.    Legal Proceedings.

Except as set forth below under the caption “Commitments and Contingencies - Legal and Regulatory Matters” in Part II, Item 8, Subsection 13 of this Annual Report, as of December 31, 2022, there were no legal proceedings, regulatory matters, or other disputes or claims for which a material loss was considered probable or for which the amount (or range) of loss was reasonably estimable. However, regardless of the merits of the claims raised or the outcome, legal proceedings, regulatory matters, and other disputes and claims may have an adverse impact on the Company because of as a result of defense and settlement costs, diversion of management time and resources, and other factors.

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

	Price Range
	High	Low
Year Ended December 31, 2022
First Quarter	$150.64	$100.00
Second Quarter	$123.96	$52.69
Third Quarter	$70.81	$42.90
Fourth Quarter	$58.82	$33.51

Year Ended December 31, 2021
First Quarter	$105.00	$77.77
Second Quarter	$100.80	$76.19
Third Quarter	$130.73	$92.17
Fourth Quarter	$155.86	$116.21
Holders of Record
As of February 17, 2023, there were approximately 44 holders of record of our common stock. The actual number of common stockholders is greater than the number of record holders, and includes stockholders who are beneficial owners, but whose shares are held in street name by brokers and other nominees. This number of holders of record also does not include stockholders whose shares may be held in trust by other entities.
Securities Authorized for Issuance under Equity Compensation Plans
Information about our equity compensation plans, as set forth under the caption “Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters” in Part III, Item 12 of this Annual Report, is incorporated herein by reference.
Unregistered Sales of Equity Securities
None.
Repurchases of Equity Securities
We did not repurchase any of our equity securities during the years ended December 31, 2022 and 2021.
Item 6.    [Reserved]

Item 7.    Management’s Discussion and Analysis of Financial Condition and Results of Operations.
You should read the following discussion and analysis together with the “Consolidated Financial Statements and Supplementary Data” in Part II, Item 8 of this Annual Report. The following discussion contains forward-looking statements, which statements are subject to considerable risks and uncertainties. Our actual results could differ materially from those expressed or implied in any forward-looking statements as a result of various factors, including those set forth under the caption “Risk Factors” in Part I, Item 1A of this Annual Report.
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
Overview
We are a medical device company focused on the design, development and commercialization of technology solutions for people living with diabetes. Diabetes management can vary greatly from person-to-person, creating multiple market segments based on clinical needs and personal preferences. Our goal is to lead in insulin therapy management across multiple of these market segments by providing a robust ecosystem and a portfolio of delivery devices, software, and data insight solutions to people living with diabetes, as well as their caregivers and healthcare providers.
Since our initial commercial launch, we have rapidly innovated and brought more products to market than our competitors. Today, the t:slim X2 Insulin Delivery System is our flagship technology solution. In the four-year period ended December 31, 2022, we shipped approximately 420,000 t:slim X2 insulin pumps, which is representative of our estimated global installed customer base, assuming the typical four-year reimbursement cycle. Approximately 290,000 of these pumps were shipped to customers in the United States and 130,000 were shipped to customers outside the United States. Our products are currently available in approximately 25 countries outside the United States.
Our manufacturing, sales and support activities principally focus on our flagship pump platform, the t:slim X2 and our complementary product offerings. Our simple-to-use t:slim X2 is based on our proprietary technology platform and is the smallest durable insulin pump available in the United States. The majority of our customers use the t:slim X2 with continuous glucose monitoring (CGM) integration. This allows the t:slim X2 to receive CGM sensor readings, which can then be used in our automated insulin dosing (AID) algorithms, including our Control-IQ technology. Control-IQ is an advanced hybrid-closed loop feature designed to help increase a user's time in their targeted glycemic range. Multiple studies have demonstrated that use of Control-IQ technology provides people across all demographics with improved clinical outcomes that are both immediate and sustained. It was the first system cleared by the U.S. Food and Drug Administration (FDA) to deliver automatic correction boluses in addition to adjusting insulin to help prevent high and low blood sugar.
The t:slim X2 is unique in that it is the only pump on which remote software updates have been made commercially available in the United States. Now available in the countries we serve worldwide, our Tandem Device Updater (TDU) that has allowed approximately 200,000 people to update their t:slim X2 software from a personal computer. This offering is a competitive advantage that allows us to bring our customers clinical and lifestyle enhancements, such as new developments in our AID technology, CGM integrations and mobile app features. In July 2022, we launched a new pump software update through TDU to allow all t:slim X2 pump users in the United States to bolus insulin using our smartphone app that is available on compatible iOS and Android devices.
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

COVID-19 Global Pandemic Impact and Considerations
Information about the COVID-19 global pandemic impact and considerations is set forth above under the caption “Risk Factors” in Part I, Item 1A of this Annual Report and is incorporated herein by reference.

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

Mobi

The Tandem Mobi is approximately half the size of our t:slim X2 pump, and is designed for people who seek even greater discretion and flexibility with the use of their insulin pump. Its features include full pump-control from our mobile application, a 200-unit cartridge, an on-pump bolus button, inductive charging, and an AID algorithm.

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

Mobi: Tubeless

This offering is being developed to provide an alternative tubeless infusion site option for Mobi pump users. It will allow a Mobi pump to be worn completely on the user’s body with no tubing. A goal of this design is to allow people living with diabetes to customize the way they wear their pump with each cartridge change, switching between tubed and tubeless wear configurations, to best suit their personal preferences and lifestyle.

Sigi
This ergonomic, rechargeable patch pump is being designed to reduce the burden of managing diabetes through its use of pre-filled insulin cartridges and compatibility with AID technology. This replaces our early-stage development of a disposable tubeless solution that was previously under development.

Extended Wear Infusion Sets

Infusion sets provide additional choice and flexibility to people living with diabetes. Our goals for infusion set innovations focus on solutions that extend wear time and enhance user experience, while reducing occlusions, body burden and waste. In support of this effort, we are currently developing a unique extended wear infusion set technology.
Device Software
Our device software is used to control our pumps either directly through the pump’s interface or through our mobile application. It also includes our AID technology and the software used to support remote pump updatability.

Control-IQ Advancements
We are continuing to drive innovation in our algorithms, emphasizing automation, personalization and simplification to continue to improve therapeutic outcomes and provide a positive patient experience. We have recently completed clinical studies to support expanding the indications of our Control-IQ technology to include people with type 1 diabetes ages 2 to 5 years old. Additionally, we are initiating a pivotal study to support expanding indications to include people living with type 2 diabetes. We are also researching the use of different insulins with our Control-IQ technology.

Mobile Control
We are working to expand our mobile control capability. In the future, our t:connect mobile app is planned to include additional pump control features, such as full operation of our Mobi pump.

Integration
Building a robust ecosystem and portfolio around our flagship insulin pumps requires product development efforts to integrate, add, and enhance complementary system components.
Dexcom CGM: We have agreements with Dexcom to extend our current collaboration to include integration with their G7 CGM technology. Following integrated product development work, this will be the fourth generation of Dexcom CGM that we intend to integrate with our devices.

Abbott CGM: We have an agreement with Abbott Laboratories (Abbott), to develop and commercialize integrated diabetes solutions that combine Abbott’s FreeStyle Libre CGM technology with our insulin delivery systems. Following the completion of our integrated product development work, and after obtaining required regulatory clearances or approvals, we intend to focus our initial commercial activities on integrated products in the U.S. and Canada, with additional geographies considered in the future.
Data and Insights
Our goal is to innovate across our digital health platforms by using the vast amount of data that we collect, in combination with technology such as artificial intelligence or machine learning, to provide information and insights to people living with diabetes, their caregivers and healthcare providers and insurance payors. Our key objectives include making these insights easy to understand, making the data available in real time, and providing the information in a flexible format with mobile or web apps. In addition, we are working to integrate health-related information from third-party sources and to use our data to support current and future products under development.
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

Pump Shipments
From inception in 2012 through June 2018, we derived nearly all of our sales from the shipment of insulin pumps and associated supplies to customers in the United States. Starting in the third quarter of 2018, we began selling our t:slim X2 insulin pump in select geographies outside the United States and our technology solutions are now available in approximately 25 countries worldwide. We consider the number of insulin pump units shipped to be an important metric for managing our business.

Insulin pumps in the markets we serve worldwide are generally subject to a four-year reimbursement cycle, imposed by the third-party insurance carrier, government plan or healthcare system that serves as the primary payor. In the past four years, we have shipped approximately 420,000 insulin pumps worldwide, which is representative of our estimated global in-warranty installed customer base. Our ending estimated worldwide installed base has increased approximately 29% year over year.
At the end of the typical four-year reimbursement cycle, customers may be eligible for the purchase of a new insulin pump, subject to the rules and requirements of their primary insurance payor. While warranties generally expire four years from the original pump shipment date, those customers that renew typically purchase a subsequent pump within one year from the date of warranty expiration. The majority of our insulin pump sales through the current period have been generated by new customers, but the opportunity for existing customers to purchase a renewal insulin pump increases each period as escalating number of additional customer warranties expire. With programs dedicated to customer retention efforts, we expect such renewal purchases to represent a more significant portion of our shipments in the long-term.
Approximately 290,000 pumps were shipped to customers in the United States in the past four years, which aligns with the standard four-year warranty period. Pump shipments to customers in the United States by fiscal quarter for the current year and previous five years, which aligns more closely with our typical renewal cycle, were as follows:

	United States Pump Unit Shipments for Each of the Three Months Ended in Respective Years
	March 31	June 30	September 30	December 31	Total
2017	2,816	3,427	3,868	6,950	17,061
2018	4,444	5,447	7,379	12,935	30,205
2019	9,669	12,799	13,814	17,453	53,735
2020	13,158	14,735	18,380	24,552	70,825
2021	16,644	20,665	20,296	25,712	83,317
2022	18,658	20,818	20,394	23,684	83,554

Since commencing sales outside the United States in the third quarter of 2018, we shipped approximately 130,000 pumps and our products are now available in approximately 25 countries. We are only beginning to complete a full four-year reimbursement cycle in certain of our markets outside of the United States. Pump shipments to customers outside the United States by fiscal quarter were as follows:

	Outside the United States Pump Unit Shipments for Each of the Three Months Ended in Respective Years
	March 31	June 30	September 30	December 31	Total
2018	N/A	N/A	1,055	3,233	4,288
2019	5,063	8,459	4,025	2,149	19,696
2020	4,220	3,952	3,641	8,133	19,946
2021	8,708	13,152	11,262	11,873	44,995
2022	9,437	11,296	12,113	11,939	44,785

Trends and Uncertainties Impacting Financial Results
Our financial condition and operating results have historically fluctuated on a quarterly or annual basis. We expect these periodic fluctuations will continue to be impacted by a number of trends and uncertainties, including the following:
Regulatory Approvals
•When there are anticipated, and actual, regulatory approvals for our products, or our competitors’ products, customers may reconsider their purchasing decisions and take additional time to consider FDA approval prior to making their purchase, which could adversely impact our revenue and results of operations. Similarly, our sales outside the United States are subject to local government regulations. The requirements and the timeline to receive these approvals substantially vary from country to country and may impact our ability to expand our international customer base and increase our cost of sales.
•The failure to receive regulatory clearances and approvals may lead to product recalls or the suspension of our products. Even if a clinical trial meets the required success criteria, the FDA may not accept the results of the trial as sufficient to prove the product’s safety and efficacy. Our competitors are also vulnerable to these uncertainties, which may affect our customer base and sales.
Product Launches
•We expect our business to be impacted by the introduction of new products, treatment techniques or technologies for the treatment of diabetes by us or our competitors. Customers may defer their purchasing decisions if they believe a new product may be launched in the future. The success of our products is variable and we believe it correlates to market acceptance, anticipated product launches and commercial availability. We currently believe our recently announced Tandem Choice program, and its related financial and accounting impact, my continue to materially impact our business going forward.
•Our revenue and results of operations may be impacted by the failure to secure or retain adequate coverage or reimbursement for our current and future products from third-party payors. Our competitors are also vulnerable to these uncertainties, which may affect our customer base and sales.
Foreign Markets
•We have expanded our business and launched new products in select geographies outside the United States. The ordering patterns of our distributors outside the United States is highly variable from period to period, particularly as our distributors continue to gain familiarity with the markets they are operating. The commencement of operations of our European distribution center in the third quarter also led to downward adjustments to inventory levels from our distributors in late 2022 and early 2023.
Seasonality
•Seasonality in the United States is associated with annual insurance deductibles and coinsurance requirements of the medical insurance plans used by our customers and the customers of our distributors. In the United States, we experience a higher volume of pump shipments in the third and fourth quarters due to the nature of the reimbursement environment. Other factors that may impact sales across the year include the timing of winter, summer and other seasonal holidays, particularly in our markets outside the United States.
Macroeconomic Factors
•Global economic and market uncertainty, such as recessionary concerns, inflation, changes in discretionary spending and increased interest rates have impacted our customers’ purchasing decisions and the buying patterns of our distributors.
•The lingering effects of COVID-19 have continued to disrupt our relationship with suppliers, third-party manufacturers, healthcare providers, distributors and our existing or potential customers. We are experiencing higher costs as we navigate these global supply chain challenges.
Components of Results of Operations
Sales
We offer products for people with insulin-dependent diabetes in approximately 25 countries. The t:slim X2 insulin pump is our flagship pump platform. Our other products include disposable insulin cartridges and infusion sets, as well as our complementary t:connect, TDU and mobile application products. Our primary customers are the end customers who use our products, non-exclusive distribution partners whose level of service varies based on geography, the healthcare professionals who prescribe our products and the healthcare systems or payors who provide insurance coverage and access to our products. Our sales may fluctuate from period to period, particularly due to seasonality in the United States associated with the timing of insurance deductible resets, which generally result in the lowest percent of sales the first quarter of each calendar year and the highest percent in the fourth quarter.

In September 2022, the Company began offering the Tandem Choice Program to eligible t:slim X2 customers to provide a pathway to ownership of its newest hardware platform for a fee when available. Tandem Choice expires on December 31, 2024. The accounting treatment for Tandem Choice is complex. Initially, the program requires the deferral of some portion of sales for shipments of eligible pumps beginning in the third quarter of 2022. No election is made by the customer at the time of the initial sale, nor does the right offered to the customer impact the economics associated with how or when the initial pump sale is reimbursed. If a customer elects to participate in Tandem Choice at a future date beginning with the launch of our next generation hardware platform, we will recognize the existing deferral, incremental fees received and the associated costs of providing the new hardware at the time of fulfillment. Any remaining deferrals will be recognized at program expiration. At this time, we are not able to estimate the financial impact for the duration of Tandem Choice.
Cost of Sales
Cost of sales includes raw materials, labor costs, manufacturing overhead expenses, product training costs, royalties, freight, reserves for expected warranty costs, costs of supporting our digital health platforms, scrap and charges for excess and obsolete inventories. Manufacturing overhead expenses include expenses relating to quality assurance, manufacturing engineering, material procurement, inventory control, facilities, equipment, information technology and operations supervision and management. When taking into consideration the differences in reimbursement levels and cost structure, pumps have, and are expected to continue to have, a higher gross profit and gross margin percentage than our pump-related supplies. Therefore, the percentage of pump sales relative to total sales could have a significant impact on our overall gross margin percentage.
Selling, General and Administrative
Our selling, general and administrative (SG&A) expenses primarily consist of salary, cash-based incentive compensation, fringe benefits and non-cash stock-based compensation for our sales, marketing and administrative functions, which also includes our clinical, customer support, technical services, insurance verification and regulatory affairs personnel. We have approximately 110 sales territories in the United States, which are generally maintained by sales representatives and field clinical specialists, and supported by managed care liaisons, additional sales management and other customer support personnel. Other significant SG&A expenses typically include those incurred for commercialization activities associated with new product launches, travel, trade shows, outside legal fees, independent auditor fees, outside consultant fees, insurance premiums, facilities costs and information technology costs.
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
Other Income and Expense
Other income and expense primarily consists of interest expense which includes the amortization of debt issuance costs related to our 1.50% Convertible Senior Notes due 2025, interest earned on our cash equivalents and short-term investments, and changes in the fair value of certain common stock warrants which were issued in October 2017 and expired in October 2022.
Income Tax Expense (Benefit)

Because the Company maintains a full valuation allowance against its net deferred tax assets, income tax expense is expected to primarily consist of current federal, state and foreign cash tax expense as a result of taxable income anticipated or incurred in those jurisdictions.

Results of Operations

	Year Ended December 31,
(in thousands, except percentages)	2022	2021	2020
Sales:
United States	$588,765	$524,907	$415,680
Outside the United States	212,452	177,892	83,150
Total sales	801,217	702,799	498,830
Cost of sales	388,231	326,584	238,310
Gross profit	412,986	376,215	260,520
Gross margin	52%	54%	52%
Operating expenses:
Selling, general and administrative	335,681	261,508	204,903
Research and development	139,114	92,054	63,574
Acquired in-process research and development	31,039	—	—
Total operating expenses	505,834	353,562	268,477
Operating income (loss)	(92,848)	22,653	(7,957)
Other income (expense), net:
Interest income and other, net	6,057	674	1,567
Interest expense	(6,208)	(6,040)	(12,805)
Change in fair value of common stock warrants	147	(1,386)	(17,087)
Total other expense, net	(4)	(6,752)	(28,325)
Income (loss) before income taxes	(92,852)	15,901	(36,282)
Income tax expense (benefit)	1,742	335	(1,900)
Net income (loss)	$(94,594)	$15,566	$(34,382)

Comparison of Years Ended December 31, 2022 and 2021
Sales. For the year ended December 31, 2022, sales were $801.2 million, which included $212.5 million of sales outside the United States. For the year ended December 31, 2022, we deferred $3.5 million of pump sales as the result of our Tandem Choice program which launched in the third quarter of 2022. For the year ended December 31, 2021, sales were $702.8 million, which included $177.9 million of sales outside the United States.
The increase in worldwide sales of $98.4 million in 2022, as compared to 2021, was driven by a 30% increase in pump-related supply sales, primarily due to 29% growth in our ending estimated worldwide installed base of customers.
Sales by product in the United States were as follows (in thousands):

	Year Ended December 31,
	2022	2021	% Change
Pump	$329,061	$319,898	3%
Infusion sets	181,578	140,387	29%
Cartridges	80,187	63,375	27%
Other	1,488	1,247	19%
Adjustment for Tandem Choice program	(3,549)	—	—%
Total Sales in the United States	$588,765	$524,907	12%

Pump shipments in the United States were flat compared to the prior year while pump sales benefited from an improvement in average selling prices due in part to price increases, as well as a decrease in sales through the distribution channel. Pump shipments were driven by continued demand for our t:slim X2 insulin pump with Control-IQ technology even with the presence of new competitive product launches during the year. We also faced challenging marketplace dynamics and economic conditions brought on by the global pandemic and a deteriorating macroeconomic environment, with inflation and the threat of recession beginning to impact pump purchasing decisions. Sales of pump-related supplies increased primarily due to a 22% increase in our ending estimated installed base of customers in the United States. Sales to distributors accounted for 65% and 67% of our total sales in the United States for the years ended December 31, 2022 and 2021, respectively. Sales in the United States for the year ended December 31, 2022 were also reduced by a deferral of $3.5 million as the result of the launch of our Tandem Choice program in the third quarter. No comparable program existed in 2021.
Sales by product outside the United States were as follows (in thousands):

	Year Ended December 31,
	2022	2021	% Change
Pump	$102,846	$96,458	7%
Infusion sets	76,912	57,063	35%
Cartridges	31,973	23,509	36%
Other	721	862	(16)%
Total Sales Outside the United States	$212,452	$177,892	19%
Pump shipments outside the United States were flat compared to the prior year, with the increase in pump sales attributable to an increase in average selling prices due in part to price increases, as well as positive fluctuations associated with variations in the geographical mix. Sales of pump-related supplies benefited from a 46% increase in our ending estimated installed base of customers outside the United States. The ordering patterns of our distributors outside the United States for pumps and supplies has been, and may continue to be, highly variable from period to period as distributors continue to gain familiarity with the markets in which they operate and the acceptance of our products in those markets evolves. This variability has been compounded by the differing levels of impact from the global pandemic with regard to access to both physicians and customers, as well as shipping logistics. We also commenced operations of a centralized distribution center in the third quarter of 2022, which resulted in modest disruption to ordering patterns in the fourth quarter as a result of the affected European distributors adjusting their inventory levels for the reduced transit time. We expect that this will continue to impact sales levels of pumps and supplies in Europe through the middle of 2023. Sales to distributors accounted for 96% and 95% of our total sales outside the United States for the years ended December 31, 2022 and 2021, respectively.
Cost of Sales and Gross Profit. Our cost of sales for the year ended December 31, 2022 was $388.2 million, resulting in gross profit of $413.0 million, compared to cost of sales of $326.6 million and gross profit of $376.2 million for the year ended December 31, 2021. The gross margin for 2022 was 52%, compared to 54% in 2021.
The increase in our gross profit for the year ended December 31, 2022, was primarily the result of the $98.4 million increase in total sales, driven by increased supply sales. Gross profit and gross margin benefited from an increase in average selling prices as well as improvement in manufacturing efficiencies and leverage of fixed overhead, offsetting the pressure from product mix. The gross margin decline in 2022 was related primarily to certain COVID-related pressures, as well as the introduction of the Tandem Choice program. Gross margin was pressured by more than 1 percentage point from increased pump material costs due to the use of alternative sourcing for raw materials to reduce the risk of component shortages in the near-term and higher freight costs we experienced in 2022. We anticipate that the pressure from increased supply chain and material costs experienced in 2022 will continue into the first half of 2023 as we continue to navigate the challenges of the global pandemic and the economic environment. The impact on gross margin from the Tandem Choice program will fluctuate through the expiration of the program based on the timing of availability of a new hardware platform and the number of eligible customers who ultimately elect to participate.

Selling, General and Administrative Expenses. SG&A expenses increased 28% to $335.7 million for the year ended December 31, 2022, from $261.5 million for the same period in 2021. Employee-related expenses for our SG&A functions comprise the majority of SG&A expenses. The increase compared to 2021 was primarily the result of a $43.8 million increase in salaries, incentive compensation, non-cash stock based compensation, and other employee benefits due primarily to an increase in personnel to expand the number of sales territories in the United States from approximately 95 in 2021 to 110 in 2022, and provide continued support services for our growing installed customer base. Discretionary expenses included an increase of $21.5 million, of which a $12.4 million non-recurring charge for facilities consolidation was recorded in the fourth quarter of 2022, and $9.1 million of lease expenses were incurred throughout the year during the construction phase of our new Tech Center facility (see Note 6, “Leases”). We also experienced an $11.6 million increase in other non-employee discretionary spending, primarily attributable to equipment, outside services, and travel.
Research and Development Expenses. R&D expenses increased 51% to $139.1 million for the year ended December 31, 2022, from $92.1 million for the same period in 2021. The increase in R&D expenses was primarily the result of an increase of $32.4 million in salaries, incentive compensation, non-cash stock based compensation, and other employee benefits due to an increase in personnel to support our product development efforts. We also experienced a $15.0 million increase in other non-employee discretionary spending, including outside consulting and services, clinical trial expenses, information technology and equipment costs attributable to R&D.
Acquired In-Process Research and Development Expenses. Acquired IPR&D expenses of $31.0 million for the year ended December 30, 2022 represented the value of assets acquired, and acquisition related expenses in connection with our acquisition of Capillary Biomedical (see Note 12, “Acquisitions”).
Other Income (Expense). Total other expense, net for the year ended December 31, 2022 was $4,000, compared to $6.8 million in 2021. Other expense for 2022 primarily consisted of $6.2 million of interest expense which included the amortization of debt issuance costs related to our Convertible Senior Notes, offset by $6.1 million of interest income earned on our cash equivalents and short-term investments. Other expense for 2021 consisted primarily of $6.0 million of interest expense which included amortization of debt issuance costs related to our Notes, and an $1.4 million revaluation loss from the change in the fair value of certain warrants, offset by $0.7 million of interest income earned on our cash equivalents and short-term investments. Interest income increased in 2022 primarily due to the higher interest rate environment as compared to 2021.
Income Tax Expense (Benefit). We recognized income tax expense of $1.7 million on a pre-tax loss of $92.9 million for the year ended December 31, 2022, compared to income tax expense of $0.3 million on a pre-tax gain of $15.9 million for the same period in 2021. The income tax expense for the year ended December 31, 2022 was primarily attributable to federal, state and foreign income tax expense as a result of current taxable income in those jurisdictions. Income tax expense for the year ended December 31, 2021 was primarily attributable to state and foreign income tax expense as a result of current taxable income in those jurisdictions.
Comparison of Years Ended December 31, 2021 and 2020
Sales. For the year ended December 31, 2021, sales were $702.8 million, which included $177.9 million of sales outside the United States. For the year ended December 31, 2020, sales were $498.8 million, which included $83.2 million of sales outside the United States.
The increase in worldwide sales of $204.0 million in 2021, as compared to 2020, was primarily driven by a 41% increase in worldwide pump shipments to 128,312 in 2021, compared to 90,771 in 2020, and a 56% increase in pump-related supply sales. Sales of pump-related supplies increased primarily due to a 52% growth in our ending estimated worldwide installed base of customers.
Sales by product in the United States were as follows (in thousands):

	Year Ended December 31,
	2021	2020	% Change
Pump	$319,898	$269,856	19%
Infusion sets	140,387	99,743	41%
Cartridges	63,375	45,342	40%
Other	1,247	739	69%
Total Sales in the United States	$524,907	$415,680	26%

Pump sales in the United States were $319.9 million for the year ended December 31, 2021, compared to $269.9 million in the year ended December 31, 2020, as pump shipments increased 18% compared to the prior year due to continued strong demand for our t:slim X2 insulin pump with Control-IQ technology despite the challenging COVID-19 environment which impacted the availability of both customers and healthcare providers. Sales of pump-related supplies increased primarily due to a 39% increase in our ending estimated installed base of customers in the United States. Sales to distributors accounted for 67% and 70% of our total sales in the United States for the years ended December 31, 2021 and 2020, respectively.
Sales by product outside the United States were as follows (in thousands):

	Year Ended December 31,
	2021	2020	% Change
Pump	$96,458	$44,851	115%
Infusion sets	57,063	28,016	104%
Cartridges	23,509	9,884	138%
Other	862	399	116%
Total Sales Outside the United States	$177,892	$83,150	114%
Pump sales outside the United States were $96.5 million for the year ended December 31, 2021, compared to $44.9 million in the year ended December 31, 2020. Pump shipments increased 126% compared to the prior year due to strong demand for our products as we continued to expand the launch of our Control-IQ technology, which began in the third quarter of 2020 outside the United States. Sales of pump-related supplies increased primarily due to an 102% increase in our ending estimated installed base of customers outside the United States. The ordering patterns of our distributors outside the United States for pumps and supplies is highly variable from period to period as they continue to gain familiarity with the markets in which they operate and the acceptance of our products in those markets. This variability was compounded by the differing levels of impact from the global pandemic with regard to access to both physicians and customers. Sales to distributors accounted for 95% and 94% of our total sales outside the United States for the years ended December 31, 2021 and 2020, respectively.
Cost of Sales and Gross Profit. Our cost of sales for the year ended December 31, 2021 was $326.6 million, resulting in gross profit of $376.2 million, compared to cost of sales of $238.3 million and gross profit of $260.5 million for the year ended December 31, 2020. The gross margin for 2021 was 54%, compared to 52% in 2020.
The increase in our gross profit for the year ended December 31, 2021, was primarily the result of the $204.0 million increase in total sales. Gross profit and gross margin both benefited from improvement in the per unit manufacturing costs for pumps and supplies from efficiencies in the manufacturing process, leverage of fixed overhead, increased volumes from our third-party cartridge manufacturer as well as labor and material cost reductions. On an aggregate basis, non-manufacturing costs, which primarily consist of warranty, royalty, freight, training and digital health product support costs, also reflected improvement on a per unit basis. To a lesser extent, overall average selling prices slightly pressured gross margin as pump sales outside the United States comprised a greater portion of total pump sales compared to the prior year, while supply average selling prices reflected modest benefit from the growth of our installed base of customers outside the United States. Pump sales, which have the highest gross margin, were 59% of total worldwide sales for the year ended December 31, 2021, compared to 63% in 2020. Non-cash stock-based compensation expense allocated to cost of sales was $6.4 million for the year ended December 31, 2021, compared to $8.2 million in 2020, representing 1% and 2% of sales in those periods, respectively.
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

Other Income (Expense). Total other expense, net for the year ended December 31, 2021 was $6.8 million, compared to $28.3 million in 2020. Other expense for 2021 primarily consisted of $6.0 million of interest expense which included the amortization of debt issuance costs related to our Notes issued in the second quarter of 2020, and a $1.4 million revaluation loss from the change in the fair value of certain warrants. Other expense for 2020 consisted primarily of a $17.1 million revaluation loss from the change in the fair value of certain warrants, and $12.8 million of interest expense which included the amortization of debt discount and debt issuance costs related to our Notes. The decrease in interest expense in 2021 was primarily due to the adoption of ASU No. 2020-06 in the first quarter of 2021 (see Note 7, “Debt”). Interest income and other, for the years ended December 31, 2021 and 2020, primarily consisted of interest earned on our cash equivalents and short-term investments, which decreased in 2021 primarily due to the lower interest rate environment as compared to 2020.
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
Liquidity and Capital Resources
At December 31, 2022, we had $616.9 million in cash and cash equivalents and short-term investments. In addition, we had a total available balance of $95.1 million at December 31, 2022 under our Revolving Line of Credit (the Line of Credit), which expires in May 2025 (see Note 7, “Debt”). We believe that our cash and cash equivalents, short-term investments, borrowing availability under the Line of Credit, and future cash flows from operations will be sufficient to fund our ongoing core business activities.
Historically, our principal sources of cash have included cash collected from product sales, private and public offerings of equity securities, exercises of employee stock awards, and debt financing.
Our historical cash outflows have primarily been associated with cash used for operating activities such as research and development activities, sales, marketing and commercialization of our products worldwide, expansion of clinical and customer support organizations, the acquisition of intellectual property, equity investments and acquired assets, capital expenditures and debt service costs.
The following table shows a summary of our cash flows for the years ended December 31, 2022, 2021 and 2020 (in thousands):

	Year Ended December 31,
	2022	2021	2020
Net cash provided by (used in):
Operating activities	$50,464	$111,359	$24,669
Investing activities	33,168	(186,876)	(296,056)
Financing activities	16,877	51,932	314,438
Effect of foreign exchange rate changes on cash	827	153	387
Net increase (decrease) in cash and cash equivalents	$101,336	$(23,432)	$43,438

Operating activities. Net cash provided by operating activities was $50.5 million for the year ended December 31, 2022, compared to cash provided of $111.4 million and $24.7 million, respectively, for the years ended December 31, 2021 and 2020.

The reduction in net cash provided by operating activities for 2022 compared to 2021 was primarily a result of the $110.2 million increase in net loss, as well as net working capital changes. Working capital changes during 2022, primarily consisted of increases in inventories, accounts receivable, accounts payable, and operating leases and other current liabilities. Accounts receivable increased to $114.7 million at December 31, 2022 from $110.7 million at December 31, 2021, as a result of higher sales in the fourth quarter of 2022 as compared to the fourth quarter of 2021. Inventories increased to $111.1 million at December 31, 2022 from $68.6 million at December 31, 2021.

The improvement to net cash provided by operating activities for 2021 compared to 2020 was driven by higher sales and gross profit in 2021, which resulted in a $35.7 million improvement to net income when adjusted for non-cash expenses, particularly stock-based compensation expense and depreciation and amortization expense, as well as a $51.0 million increase from net working capital changes. Working capital changes in 2021 primarily consisted of increases in accounts payable, employee-related liabilities, deferred revenue, and other current and long-term liabilities, offset by increases in accounts receivable and inventories, all of which were related to the growth in our business.
Investing activities. Net cash provided by investing activities was $33.2 million for the year ended December 31, 2022, which was primarily related to $569.5 million in proceeds from maturities and redemptions of short-term investments, offset by $467.7 million of purchases of short-term investments, $34.1 million in purchases of property and equipment, $25.7 million for the acquisition of Capillary Biomedical, including $1.0 million of transaction costs, and $8.9 million cash paid for purchases of intangible assets and strategic investments. Net cash used by investing activities was $186.9 million for the year ended December 31, 2021, which was primarily related to $733.4 million of purchases of short-term investments, $14.2 million in purchases of property and equipment, and $9.3 million cash paid for purchases of intangible assets and strategic investments, offset by $570.0 million in proceeds from maturities and redemptions of short-term investments. Net cash used by investing activities was $296.1 million for the year ended December 31, 2020, which was primarily related to purchases of short-term investments of $497.1 million using the net proceeds from the issuance of our convertible senior notes in May of 2020, and $27.4 million in purchases of property and equipment, offset by $233.3 million in proceeds from maturities and redemptions of short-term investments.
Financing activities. Net cash provided by financing activities was $16.9 million for the year ended December 31, 2022, which primarily consisted of proceeds from the issuance of common stock under our stock plans. Net cash provided by financing activities was $51.9 million for the year ended December 31, 2021, which primarily consisted of proceeds from the issuance of common stock under our stock plans. Net cash provided by financing activities was $314.4 million for the year ended December 31, 2020, which primarily consisted of $278.7 million in proceeds from the issuance of the Convertible Senior Notes which was partially offset by $34.1 million in payments related to the Capped Call Transactions (see Note 7, “Debt”), and $66.9 million in proceeds from the issuance of common stock under our stock plans.
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
•the timing and amount of proceeds from the issuance of equity awards pursuant to employee stock plans;
•fluctuations in gross margins and operating margins; and
•fluctuations in working capital, including changes in accounts receivable, inventories, accounts payable, employee-related liabilities, and operating lease liabilities.
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
Indebtedness
Convertible Senior Notes
In May 2020, we entered into a purchase agreement with certain counterparties for the sale of an aggregate of $287.5 million principal amount of 1.50% Convertible Senior Notes due 2025 in a private offering to qualified institutional buyers (the Notes). The proceeds from the issuance of the Notes were $244.6 million, net of debt issuance costs and cash used to pay the cost of the Capped Call Transactions (see Note 7, “Debt”). The Notes are senior unsecured obligations. Interest is payable in cash semi-annually in arrears beginning on November 1, 2020 at a rate of 1.50% per year. The Notes mature on May 1, 2025 unless repurchased, redeemed, or converted in accordance with their terms prior to the maturity date.
Cash payments due by calendar year for our Convertible Senior Notes at December 31, 2022 are as follows (in thousands):

	Total	2023	2024	2025
Principal amount of convertible senior notes(1)	$287,500	$—	$—	$287,500
Contractual interest	10,782	4,313	4,313	2,156
Total	$298,282	$4,313	$4,313	$289,656
(1) The Convertible Senior Notes may be settled in cash, shares of our common stock, or a combination of cash and shares of our common stock, at our election.
Promissory Note Payable
In connection with our acquisition of Capillary Biomedical, Inc. (see Note 12, “Acquisitions”), we assumed $4.7 million of long-term debt. The promissory note accrues interest at the rate of 5% per year, becomes due and payable upon the first sale or license of the commercialized product, and is included as a component of other long-term liabilities on the consolidated balance sheet at December 31, 2022.
Contractual Obligations & Off-Balance Sheet Arrangements
Contractual Obligations
Operating Lease Obligations
We lease general office space, laboratory, manufacturing and warehouse facilities, and equipment under noncancelable operating leases for use in our operations. For a description of our contractual obligations related to leases at December 31, 2022, see Note 6 “Leases” to the consolidated financial statements in Part II, Item 8 of this Annual Report.
Purchase Order Commitments
We have agreements with suppliers and other parties to purchase inventory, other goods and services and long-lived assets. For a description of our contractual obligations related to purchase order commitments at December 31, 2022, see Note 13 “Commitments and Contingencies” to the consolidated financial statements in Part II, Item 8 of this Annual Report.
Acquisition-related Contingent Consideration
In connection with our acquisition of AMF Medical SA completed in January of 2023 (see Note 15, “Subsequent Event” to the consolidated financial statements in Part II, Item 8 of this Annual Report), the total consideration includes cash paid at the closing of the transaction and additional contingent earnout payments. The additional earnout payments of up to CHF 129.6 million, in aggregate, become payable upon the achievement of certain milestones and are comprised of a payment of up to CHF 38.4 million upon the successful completion of key development milestones over the next two years, and a payment of up to CHF 91.2 million upon obtaining regulatory clearance of an automated controller enabled (ACE) pump by the United States Food and Drug Administration.

Off-Balance Sheet Arrangements
As of December 31, 2022, we are a party to certain standby letter of credit arrangements in support of our operating lease obligations. For a description of the arrangements we consider significant, see Note 13 “Commitments and Contingencies” to the consolidated financial statements in Part II, Item 8 of this Annual Report.
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
While our significant accounting policies are more fully described in Note 2 “Summary of Significant Accounting Policies” to our consolidated financial statements included in this Annual Report, we believe that the following accounting policies are the most critical to the judgments and estimates used in the preparation of our consolidated financial statements.
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
For purposes of evaluating the Tandem Choice Program, we have determined that the ability for a customer to upgrade to a new technology, represents a material right because the pricing inherent in such option provides the customer with a discount that is incremental to the range of discounts that would otherwise be granted for the related goods and services to comparable customers. The standalone selling price for the Choice Right was estimated based on the adjusted market assessment approach and contemplates the likelihood that the respective option will be exercised.

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

We recognize liabilities for uncertain tax positions using a two-step approach. The first step is to evaluate the tax position for recognition by determining if the weight of available evidence indicates that it is more likely than not that the position will be sustained on audit, including resolution of related appeals or litigation processes, if any. The second step is to measure the tax benefit as the largest amount that is more than 50% likely to be realized upon settlement. While we believe we have appropriate support for the positions taken on our tax returns, we regularly assess the potential outcomes of examinations by tax authorities in determining the adequacy of our provision for income taxes. We continually assess the likelihood and amount of potential revisions and adjust the income tax provision, income taxes payable and deferred taxes in the period in which the facts that give rise to a revision become known.

Item 7A.    Quantitative and Qualitative Disclosures about Market Risk.
Credit and Interest Rate Risks
We invest our excess cash in marketable securities consisting primarily of U.S. Treasury securities, U.S. Government-sponsored enterprise securities, commercial paper and corporate debt securities. Some of the financial instruments in which we invest subject us to market risk, in that a change in prevailing interest rates may cause the principal amount of the instrument to fluctuate. Other financial instruments in which we invest subject us to credit risk, in that the value of the instrument may fluctuate based on the issuer’s ability to pay. Credit rating agencies have, from time to time, issued downgrades or revised outlooks to negative for certain issuers of the debt securities held in our short-term investments portfolio. Unrealized losses on available-for-sale debt securities at December 31, 2022 were primarily due to the recent increase in market interest rates. Based on the credit quality of the available-for-sale debt securities that are in an unrealized loss position, and our current estimates of future cash flows to be collected from those securities, we believe the unrealized losses were not credit losses (see Note 3, “Short-Term Investments”).
The primary objectives of our investment activities are to maintain liquidity and preserve principal while maximizing the income we receive from our financial instruments without significantly increasing risk. We have established guidelines regarding approved investments and maturities of investments, which are primarily designed to maintain liquidity and preserve principal.
Because of the short-term maturities of our financial instruments, we do not believe that an increase or decrease in market interest rates would have any significant impact on the realized value of our investment portfolio. If a 10% change in interest rates were to have occurred on December 31, 2022, it would not have had a material effect on the fair value of our investment portfolio as of that date.
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

Item 8.    Consolidated Financial Statements and Supplementary Data.
Our consolidated financial statements as of December 31, 2022 and 2021 and for each of the three years in the period ended December 31, 2022, and the Report of the Independent Registered Public Accounting Firm are included in this report as listed in the index.

Report of Independent Registered Public Accounting Firm
To the Stockholders and the Board of Directors of Tandem Diabetes Care, Inc.
Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Tandem Diabetes Care, Inc. (the “Company”) as of December 31, 2022 and 2021, the related consolidated statements of operations and comprehensive income (loss), stockholders’ equity, and cash flows, for each of the three years in the period ended December 31, 2022 and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2022 and 2021, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2022, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of December 31, 2022, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework), and our report dated February 22, 2023 expressed an unqualified opinion thereon.

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
As discussed in Note 2 to the consolidated financial statements, the Company has a warranty reserve of $36.5 million. The Company provides insulin pump end customers with a four-year warranty and may replace any pumps that do not function in accordance with the product specifications. Warranty costs are estimated at the time of shipment. Management applies significant judgment to determine the expected warranty replacement rates.

Auditing management’s estimate of warranty reserve on pumps was complex and judgmental due to the significant estimation required by management in estimating the value of the warranty reserve. In particular, the warranty reserve estimate is sensitive due to the significant assumption of replacement rates, especially as it relates to recently released pump versions for which replacement rates specific to that version are not yet known. As such, replacement rates of recently released pumps are based primarily upon historical rates of prior versions which ultimately may not be predictive of the experience of new pumps, due to new features and capabilities of the more recent releases. This assumption is affected by actual customer experience and changes in this assumption could have a material impact on the Company’s estimated reserve. This in turn led to a high degree of auditor judgment, subjectivity, and effort in performing procedures and evaluating audit evidence related to this determination and management’s significant assumption for the warranty reserve.

How We Addressed the Matter in Our Audit
We obtained an understanding, evaluated the design and tested the operating effectiveness of the Company’s controls over the warranty reserve estimation process. For example, we tested controls over management's review and calculation of the significant assumption underlying the warranty reserve, and tested controls over the accuracy and completeness of data used.

To test the Company’s warranty reserve, we performed audit procedures that included, among others, testing the completeness and accuracy of the underlying data used in the estimation calculation and evaluated the appropriateness of management’s methodology to calculate the warranty reserve. We also evaluated the reasonableness of management’s significant assumption related to replacement rates, including review for contrary evidence. Evaluating management’s significant assumption involved evaluating the historical claims data utilized by management in estimating the replacement rates. We involved our valuation professionals to assist in the assessment of the estimation methodology and the significant assumption used in determining the warranty reserve. We tested the mathematical accuracy of the warranty reserve calculation and obtained documentation and performed inquiries of Company management to evaluate the completeness of the Company’s estimate. We performed sensitivity analyses of the significant assumption to evaluate the impact of changes in the warranty reserve that would result from changes in the assumption.

/s/ Ernst & Young LLP
We have served as the Company's auditor since 2009.

San Diego, California
February 22, 2023

TANDEM DIABETES CARE, INC.
CONSOLIDATED BALANCE SHEETS
(In thousands, except par value)

	December 31,	December 31,
	2022	2021
Assets
Current assets:
Cash and cash equivalents	$172,517	$71,181
Short-term investments	444,384	552,630
Accounts receivable, net	114,717	110,725
Inventories	111,117	68,551
Prepaid and other current assets	7,241	8,433
Total current assets	849,976	811,520
Property and equipment, net	68,552	50,386
Operating lease right-of-use assets	110,626	27,503
Other long-term assets	23,631	15,728
Total assets	$1,052,785	$905,137
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$55,730	$28,032
Accrued expenses	9,595	9,419
Employee-related liabilities	38,682	51,556
Operating lease liabilities	13,121	9,279
Deferred revenue	18,837	10,182
Other current liabilities	29,325	23,388
Total current liabilities	165,290	131,856
Convertible senior notes, net - long-term	283,232	281,467
Operating lease liabilities - long-term	123,524	23,922
Deferred revenue - long-term	16,874	16,940
Other long-term liabilities	23,918	17,840
Total liabilities	612,838	472,025
Commitments and contingencies (Note 13)	—	—
Stockholders’ equity:
Common stock, $0.001 par value; 200,000 shares authorized, 64,513 and 63,833 shares issued and outstanding at December 31, 2022 and December 31, 2021, respectively.	65	64
Additional paid-in capital	1,170,888	1,068,259
Accumulated other comprehensive loss	(1,817)	(616)
Accumulated deficit	(729,189)	(634,595)
Total stockholders’ equity	439,947	433,112
Total liabilities and stockholders’ equity	$1,052,785	$905,137
The accompanying notes are an integral part of the consolidated financial statements.

TANDEM DIABETES CARE, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)
(In thousands, except per share data)

	Year Ended December 31,
	2022	2021	2020
Sales	$801,217	$702,799	$498,830
Cost of sales	388,231	326,584	238,310
Gross profit	412,986	376,215	260,520
Operating expenses:
Selling, general and administrative	335,681	261,508	204,903
Research and development	139,114	92,054	63,574
Acquired in-process research and development expenses	31,039	—	—
Total operating expenses	505,834	353,562	268,477
Operating income (loss)	(92,848)	22,653	(7,957)
Other income (expense), net:
Interest income and other, net	6,057	674	1,567
Interest expense	(6,208)	(6,040)	(12,805)
Change in fair value of common stock warrants	147	(1,386)	(17,087)
Total other expense, net	(4)	(6,752)	(28,325)
Income (loss) before income taxes	(92,852)	15,901	(36,282)
Income tax expense (benefit)	1,742	335	(1,900)
Net income (loss)	$(94,594)	$15,566	$(34,382)
Other comprehensive income (loss):
Unrealized loss on short-term investments	$(2,233)	$(693)	$(20)
Foreign currency translation gains (losses)	1,032	(143)	118
Comprehensive income (loss)	$(95,795)	$14,730	$(34,284)

Net income (loss) per share - basic	$(1.47)	$0.25	$(0.56)
Net income (loss) per share - diluted	$(1.47)	$0.24	$(0.56)
Weighted average shares used to compute basic net income (loss) per share	64,146	63,000	60,990
Weighted average shares used to compute diluted net income (loss) per share	64,146	64,349	60,990
The accompanying notes are an integral part of the consolidated financial statements.

TANDEM DIABETES CARE, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(In thousands)

	Common Stock
	Shares	Amount	Additional Paid-in Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Total Stockholders’ Equity
Balance at December 31, 2019	59,396	$59	$819,626	$122	$(624,828)	$194,979
Exercise of stock options	2,341	2	57,748	—	—	57,750
Issuance of common stock under Employee Stock Purchase Plan	303	1	9,115	—	—	9,116
Exercise of common stock warrants	295	—	2,950	—	—	2,950
Fair value of common stock warrants at time of exercise	—	—	26,335	—	—	26,335
Equity component of convertible senior notes issuance, net of issuance costs	—	—	85,803	—	—	85,803
Payment for capped call transactions related to convertible senior notes	—	—	(34,069)	—	—	(34,069)
Stock-based compensation expense	—	—	57,725	—	—	57,725
Unrealized loss on short-term investments	—	—	—	(20)	—	(20)
Foreign currency translation gains	—	—	—	118	—	118
Net loss	—	—	—	—	(34,382)	(34,382)
Balance at December 31, 2020	62,335	$62	$1,025,233	$220	$(659,210)	$366,305
Effect of change in accounting for convertible senior notes (1)	—	—	(85,803)	—	9,049	(76,754)
Exercise of stock options	1,129	2	41,821	—	—	41,823
Vesting of restricted stock units, net of shares withheld for taxes	38	—	(1,551)	—	—	(1,551)
Issuance of common stock under Employee Stock Purchase Plan	173	—	11,069	—	—	11,069
Exercise of common stock warrants	158	—	899	—	—	899
Fair value of common stock warrants at time of exercise	—	—	15,500	—	—	15,500
Stock-based compensation expense	—	—	61,091	—	—	61,091
Unrealized loss on short-term investments	—	—	—	(693)	—	(693)
Foreign currency translation losses	—	—	—	(143)	—	(143)
Net income	—	—	—	—	15,566	15,566
Balance at December 31, 2021	63,833	$64	$1,068,259	$(616)	$(634,595)	$433,112
Exercise of stock options	280	1	9,130	—	—	9,131
Vesting of restricted stock units, net of shares withheld for taxes	131	—	(4,374)	—	—	(4,374)
Issuance of common stock under Employee Stock Purchase Plan	263	—	12,713	—	—	12,713
Exercise of common stock warrants	6	—	83	—	—	83
Stock-based compensation expense	—	—	85,077	—	—	85,077
Unrealized loss on short-term investments	—	—	—	(2,233)	—	(2,233)
Foreign currency translation gains	—	—	—	1,032	—	1,032
Net loss	—	—	—	—	(94,594)	(94,594)
Balance at December 31, 2022	64,513	$65	$1,170,888	$(1,817)	$(729,189)	$439,947
(1) The Company adopted ASU No. 2020-06, Accounting for Convertible Instruments and Contracts in an Entity’s Own Equity, effective January 1, 2021 (see Note 7, “Debt”).
The accompanying notes are an integral part of the consolidated financial statements.

TANDEM DIABETES CARE, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Year Ended December 31,
	2022	2021	2020
Operating Activities
Net income (loss)	$(94,594)	$15,566	$(34,382)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization expense	14,330	13,845	10,451
Amortization of debt discount and issuance costs	1,896	1,727	10,096
Provision for expected credit losses	4,782	2,333	3,016
Lease termination and impairment charges	7,567	—	—
Change in fair value of common stock warrants	(147)	1,386	17,087
Amortization of premium (discount) on short-term investments	4,187	365	(1,296)
Benefit for deferred income taxes	—	—	(2,126)
Stock-based compensation expense	84,918	60,752	58,431
Acquired in-process research and development expenses	31,039	—	—
Other	1,135	1,013	(19)
Changes in operating assets and liabilities:
Accounts receivable, net	(7,830)	(30,980)	(38,837)
Inventories	(42,452)	(4,954)	(15,361)
Prepaid and other current assets	(58)	(1,570)	(2,427)
Other long-term assets	(1,207)	1,313	129
Accounts payable	24,493	10,275	1,118
Accrued expenses	(461)	4,640	(3,256)
Employee-related liabilities	(12,869)	17,399	5,339
Deferred revenue	8,358	10,611	7,029
Operating leases and other current liabilities	25,445	6,217	5,789
Other long-term liabilities	1,932	1,421	3,888
Net cash provided by operating activities	50,464	111,359	24,669
Investing Activities
Purchases of short-term investments	(467,652)	(733,388)	(497,076)
Proceeds from maturities and redemptions of short-term investments	569,492	570,023	233,314
Purchases of property and equipment	(34,097)	(14,180)	(27,408)
Acquisition, including in-process research and development, net of cash acquired	(25,720)	—	—
Purchases of intangible assets and strategic investments	(8,855)	(9,331)	(4,886)
Net cash provided by (used in) investing activities	33,168	(186,876)	(296,056)
Financing Activities
Proceeds from issuance of convertible senior notes, net of $8,809 debt issuance costs	—	—	278,691
Payment for capped call transactions related to convertible senior notes	—	—	(34,069)
Proceeds from issuance of common stock under Company stock plans, net	17,469	51,340	66,866
Proceeds from exercise of common stock warrants	83	592	2,950
Other financing activities	(675)	—	—
Net cash provided by financing activities	16,877	51,932	314,438
Effect of foreign exchange rate changes on cash	827	153	387
Net increase (decrease) in cash and cash equivalents	101,336	(23,432)	43,438
Cash and cash equivalents at beginning of period	71,181	94,613	51,175
Cash and cash equivalents at end of period	$172,517	$71,181	$94,613
Supplemental disclosures of cash flow information
Interest paid	$4,313	$4,313	$2,707
Income taxes paid	$411	$260	$177
Supplemental schedule of non-cash investing and financing activities
Operating lease right-of-use assets obtained in exchange for operating lease obligations	$114,003	$15,191	$11,022
Purchase of property and equipment included in accounts payable	$4,237	$1,034	$1,082
Intangible costs in accounts payable and other long-term liabilities	$515	$1,029	$2,244
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
Basis of Presentation and Principles of Consolidation
The Company has prepared the accompanying consolidated financial statements in accordance with accounting principles generally accepted in the United States of America, or U.S. GAAP. The statements include the accounts of Tandem Diabetes Care, Inc. and its wholly-owned subsidiaries in the United States, Canada, and the Netherlands. All significant intercompany balances and transactions have been eliminated in consolidation.
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
Reclassifications
Deferred revenue long-term, which was reported as a component of other long-term liabilities in 2021, is now separately reported on the consolidated balance sheet. The Company also reclassified the 2021 liability of $0.1 million related to common stock warrants (see Note 5, “Fair Value Measurements”), which was previously reported separately, to other current liabilities on the Company’s consolidated balance sheet. In addition, certain prior year balances on the consolidated statements of cash flows have been reclassified to conform to the current year presentation.

2. Summary of Significant Accounting Policies
There have been no material changes to the Company’s significant accounting policies during the year ended December 31, 2022, except for adding the accounting policies related to an asset acquisition and the recently launched Tandem Choice technology access program (Tandem Choice), which are included herein.

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
The Company reviews its available-for-sale debt securities for credit losses quarterly, considering a variety of factors, including the significance of the decline in value as compared to the amortized cost basis; underlying factors contributing to a decline in the prices of securities in a single asset class; the security’s relative performance versus its peers, sector or asset class; the market and economy in general; views of external investment managers; news or financial information that has been released specific to the investee; and the outlook for the overall industry in which the investee operates. Losses on available-for-sale debt securities as a result of credit factors are recognized by recording an impairment loss as a component of other income or expense within the consolidated statements of operations and a corresponding allowance for credit losses. The Company has not recognized any impairment losses related to its short-term investments during the years ended December 31, 2022, 2021 and 2020.
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

The following table summarizes the percentages of total sales and accounts receivable, net for customers who accounted for 10% or more of the respective amounts for the periods presented:

	Total Sales			Accounts Receivable, net
	Year Ended December 31,			December 31,
	2022	2021	2020	2022	2021
Distributor B	11.6%	11.9%	15.9%	12.8%	11.2%
Distributor C	*	*	12.9%	*	*
Distributor D	*	*	*	10.4%	*
* Amount related to the respective customer represented less than 10% for the period presented.
Fair Value of Financial Instruments
The carrying amounts of cash and cash equivalents, accounts receivable, accounts payable, accrued expenses, and employee-related liabilities are reasonable estimates of their fair values because of the short-term nature of these assets and liabilities. Short-term investments are carried at fair value. The carrying value and estimated fair value of certain of the Company’s common stock warrants was determined using the Black-Scholes pricing model as of December 31, 2021 (see Note 5, “Fair Value Measurements”).
The Company’s convertible senior notes are carried at amortized cost on the consolidated balance sheets (see Note 7, “Debt”). The Company measures the fair value of its convertible senior notes for disclosure purposes. The Company estimated the fair value of its convertible senior notes to be $260.5 million and $430.0 million at December 31, 2022 and December 31, 2021, respectively, based on Level 2 quoted market prices as of those dates.
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
Long-Lived Assets
Property and Equipment
Property and equipment, which primarily consist of office furniture and equipment, manufacturing equipment, scientific equipment, computer equipment, and leasehold improvements, are stated at cost, less accumulated depreciation. Property and equipment are depreciated over the estimated useful lives of the assets, generally three to seven years, using the straight-line method. Leasehold improvements and related equipment are amortized over the lesser of the estimated useful lives of the assets or the remaining lease term, unless there is a transfer of title or purchase option that is reasonably certain to be exercised. Maintenance and repair costs are expensed as incurred.
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

Intangible Assets Subject to Amortization
Finite-lived intangible assets (see Note 4, “Composition of Certain Financial Statement Items”) are recorded at cost, net of accumulated amortization and, if applicable, impairment charges. Amortization of finite-lived intangible assets is recognized over their estimated useful lives on a straight-line basis.
Impairment of Long-Lived Assets
Long-lived assets, such as property and equipment, right-of-use lease assets, and acquired intangible assets subject to amortization, are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. If circumstances require a long-lived asset or asset group be tested for possible impairment, the Company first compares undiscounted cash flows expected to be generated by that asset or asset group to its carrying amount. If the carrying amount of the long-lived asset or asset group is not recoverable on an undiscounted cash flow basis, an impairment is recognized to the extent that the carrying amount exceeds its fair value. Fair value is determined using unobservable (Level 3) inputs, including discounted cash flow models, future estimated sublease income, and third-party independent appraisals, as considered necessary. There is uncertainty in the projected undiscounted future cash flows used in the Company’s impairment review analysis, which requires the use of estimates and assumptions. If actual performance does not achieve the projections, or if the assumptions used change in the future, the Company may be required to recognize additional impairment charges in future periods. Other than the impairment of operating lease right-of-use assets recognized in the fourth quarter of 2022 (see Note 6, “Leases”), there were no impairments of long-lived assets, including acquired intangible assets, during the years ended December 31, 2022 and 2021.
Strategic Investments
During the third quarter of 2022, the Company made an investment of Swiss Francs (“CHF”) 8.0 million, or $8.3 million, in AMF Medical SA (“AMF Medical”), a privately held company. The investment is included as a component of other long-term assets on the consolidated balance sheet at December 31, 2022. On January 19, 2023, the Company completed the acquisition of AMF Medical, pursuant to the terms of the Purchase Agreement entered into on December 13, 2022 (see Note 15, “Subsequent Event”).
During the second quarter of 2021, the Company made an $8.1 million equity investment in a private company, which represented less than 5% of the outstanding equity of that company as of the date of investment. The investment is carried at cost minus impairment, if any, adjusted for changes in observable prices and is included as a component of other long-term assets on the consolidated balance sheets. The Company monitors this investment to evaluate whether any increase or decline in its value has occurred, based on the implied value of recent company financings, public market prices of comparable companies and general market conditions.

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
Tandem Choice Program
In September 2022, the Company announced and launched a new technology access program, (Tandem Choice) that provides eligible, in-warranty t:slim X2 customers in the United States with the flexibility to obtain the newest hardware platform when it is commercially available. Participating customers have the right to purchase the alternative Tandem pump for a fee (the Choice Right). The Tandem Choice expires on December 31, 2024.
For purposes of evaluating the Tandem Choice, in accordance with ASC 606, the Company has determined that the ability for a customer to upgrade to a new technology, represents a material right because the pricing inherent in such option provides the customer with a discount that is incremental to the range of discounts that would otherwise be granted for the related goods and services to comparable customers. The standalone selling price for the Choice Right was estimated based on the adjusted market assessment approach and contemplates the likelihood that the respective option will be exercised. At December 31, 2022, $6.8 million was allocated to the material right and recorded in current deferred revenue on the consolidated balance sheet.
Sales Returns
The Company offers a 90-day right of return to customers in the U.S. and Canada from the date of shipment of its insulin pumps, provided a physician’s confirmation of the medical reason for the return is received. Estimated allowances for sales returns are based on historical returned quantities as compared to pump shipments in those same periods of return, adjusted for known or expected changes in the marketplace when appropriate. The amount recorded in deferred revenue on the Company’s consolidated balance sheets for allowances for sales returns was $0.5 million and $0.6 million at December 31, 2022 and 2021, respectively. Actual product returns have not differed materially from estimated amounts recorded in the accompanying consolidated financial statements.
Warranty Reserve
The Company generally provides a four-year warranty on its insulin pumps to end-user customers and may replace any pumps that do not function as intended in accordance with the product specifications within the warranty period. Additionally, the Company offers a six-month warranty on disposable insulin cartridges and infusion sets. Estimated warranty costs are recorded at the time of shipment, and the Company reevaluates the estimate of the warranty reserve obligation at each reporting period. Warranty costs are estimated primarily based on the current expected product replacement cost and expected replacement rates utilizing historical experience. Insulin pumps returned to the Company may be refurbished and redeployed. Experience has shown that initial data for any given pump version may be insufficient; therefore, the Company’s process relies on long-term historical averages until sufficient data are available. As actual experience becomes available, the Company uses the data to update the historical averages. The Company may make further adjustments to the warranty reserve when deemed appropriate, giving additional consideration to revised future expectations of performance based on enhanced hardware components, or new features and capabilities that may become available through Tandem Device Updater. Warranty expense is recorded as a component of cost of sales in the consolidated statements of operations.

The following table provides a reconciliation of the changes in product warranty liabilities for the years ended months ended December 31, 2022 and 2021 (in thousands):

	Year Ended December 31,
	2022	2021	2020
Balance at beginning of the period	$30,401	$22,075	$16,724
Provision for warranties issued during the period	32,699	27,604	21,135
Settlements made during the period	(25,447)	(18,768)	(13,736)
Decreases in warranty estimates	(1,116)	(510)	(2,048)
Balance at end of the period	$36,537	$30,401	$22,075
As of December 31, 2022 and December 31, 2021, total product warranty reserves were included in the following consolidated balance sheet accounts (in thousands):

	December 31, 2022	December 31, 2021
Other current liabilities	$17,280	$13,076
Other long-term liabilities	19,257	17,325
Total warranty reserve	$36,537	$30,401

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
Research and Development Costs
All research and development costs are charged to expense as incurred. Such costs include personnel-related costs, including stock-based compensation, supplies, license fees, development prototypes, outside design and testing services, depreciation, allocated facilities and information services, clinical trial costs, milestone payments under the Company’s licensing, development and commercialization agreements, and other indirect costs.
Acquired In-Process Research and Development Expenses
Acquired in-process research and development (IPR&D) expenses reflect the costs of externally developed IPR&D projects acquired directly in a transaction other than a business combination that do not have an alternative future use, including the initial costs of rights to IPR&D projects. The acquired IPR&D is expensed on acquisition date. Future costs to develop these IPR&D projects are recorded in research and development expenses on the consolidated statements of operations as incurred.

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
The Company’s income tax returns are based on calculations and assumptions that are subject to examination by the Internal Revenue Service and other tax authorities. In addition, the calculation of the Company’s tax liabilities involves dealing with uncertainties in the application of complex tax regulations. The Company recognizes liabilities for uncertain tax positions using a two-step approach. The first step is to evaluate the tax position for recognition by determining if the weight of available evidence indicates that it is more likely than not that the position will be sustained on audit, including resolution of related appeals or litigation processes, if any. The second step is to measure the tax benefit as the largest amount that is more than 50% likely to be realized upon settlement. While the Company believes it has appropriate support for the positions taken on its tax returns, the Company regularly assesses the potential outcomes of examinations by tax authorities in determining the adequacy of its provision for income taxes. The Company continually assesses the likelihood and amount of potential revisions and adjusts the income tax provision, income taxes payable and deferred taxes in the period in which the facts that give rise to a revision become known. The Company includes interest and penalties related to income taxes, including unrecognized tax benefits, within income tax expense.
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
For the years ended December 31, 2022, 2021 and 2020, the numerator and denominator of the diluted net income (loss) per share computation were calculated as follows (in thousands):

	Year Ended December 31,
	2022	2021	2020
Net income (loss) - basic and diluted	$(94,594)	$15,566	$(34,382)

Weighted average shares outstanding - basic	64,146	63,000	60,990
Dilutive common share equivalents:
Options to purchase common stock	—	1,129	—
Unvested restricted stock units	—	62	—
Warrants to purchase common stock	—	157	—
Awards to be granted under the ESPP	—	1	—
Weighted average shares outstanding - diluted	64,146	64,349	60,990
Potentially dilutive securities outstanding and not included in the calculation of diluted net income (loss) per share (because inclusion would be anti-dilutive) are as follows (in thousands, in common stock equivalent shares):

	Year Ended December 31,
	2022	2021	2020
Options to purchase common stock	1,138	3,124	5,021
Unvested restricted stock units	1,118	—	78
Warrants to purchase common stock	194	1	379
Awards granted under the ESPP	8	—	3
Convertible senior notes (if-converted)	2,554	2,554	1,605
	5,012	5,679	7,086

3. Short-Term Investments
The Company invests in marketable securities primarily consisting of debt instruments of the U.S. Government, U.S. Government-sponsored enterprises, and financial institutions and corporations with strong credit ratings. The following represents a summary of the estimated fair value of short-term investments at December 31, 2022 and December 31, 2021 (in thousands):

At December 31, 2022	Amortized Cost	Gross Unrealized Gain	Gross Unrealized Loss	Estimated Fair Value
Available-for-sale securities:
U.S. Treasury securities	$213,105	$3	$(1,947)	$211,161
Commercial paper	112,812	6	(208)	112,610
U.S. Government-sponsored enterprises	100,602	21	(615)	100,008
Corporate debt securities	18,218	—	(104)	18,114
Supranational bonds	2,504	—	(13)	2,491
Total	$447,241	$30	$(2,887)	$444,384

At December 31, 2021	Amortized Cost	Gross Unrealized Gain	Gross Unrealized Loss	Estimated Fair Value
Available-for-sale securities:
U.S. Treasury securities	$222,206	$—	$(482)	$221,724
Commercial paper	218,391	14	(24)	218,381
U.S. Government-sponsored enterprises	50,773	1	(88)	50,686
Corporate debt securities	58,881	—	(45)	58,836
Supranational bonds	3,003	—	—	3,003
Total	$553,254	$15	$(639)	$552,630

The contractual maturities of available-for-sale debt securities as of December 31, 2022, were as follows (in thousands):

	Years to Maturity
At December 31, 2022	Within One Year	One to Two Years	Estimated Fair Value
U.S. Treasury securities	$202,855	$8,306	$211,161
Commercial paper	112,610	—	112,610
U.S. Government-sponsored enterprises	73,292	26,716	100,008
Corporate debt securities	13,190	4,924	18,114
Supranational bonds	2,491	—	2,491
Total	$404,438	$39,946	$444,384

The Company has classified all marketable securities, regardless of maturity, as short-term investments based upon the Company’s ability and intent to use any of those marketable securities to satisfy the Company’s liquidity requirements.
The Company reviews the portfolio of available-for-sale debt securities quarterly to determine if any investment is impaired due to changes in credit risk or other potential valuation concerns. Unrealized losses on available-for-sale debt securities at December 31, 2022 were primarily due to the recent increase in market interest rates. The Company does not intend to sell the available-for-sale debt securities that are in an unrealized loss position, and it is not more likely than not that the Company will be required to sell these debt securities before recovery of their amortized cost bases, which may be at maturity. Based on the credit quality of the available-for-sale debt securities in an unrealized loss position, and the Company’s estimates of future cash flows to be collected from those securities, the Company believes the unrealized losses are not credit losses. Accordingly, the Company did not record an allowance for credit losses related to its available-for-sale debt securities at December 31, 2022.
4. Composition of Certain Financial Statement Items
Accounts Receivable
Accounts receivable, net consisted of the following at December 31, 2022 and December 31, 2021 (in thousands):

	December 31,
	2022	2021
Accounts receivable	$119,044	$114,974
Less: allowance for credit losses	(4,327)	(4,249)
Accounts receivable, net	$114,717	$110,725

Allowance for Credit Losses
The following table provides a reconciliation of the changes in the allowance for estimated accounts receivable credit losses for the years ended December 31, 2022 and 2021 (in thousands):

	Year Ended December 31,
	2022	2021	2020
Balance at beginning of the period	$4,249	$3,857	$3,304
Provision for expected credit losses	4,782	2,333	3,016
Write-offs and adjustments, net of recoveries	(4,704)	(1,941)	(2,463)
Balance at end of the period	$4,327	$4,249	$3,857

Inventories
Inventories consisted of the following at December 31, 2022 and December 31, 2021 (in thousands):

	December 31,
	2022	2021
Raw materials	$39,207	$26,911
Work-in-process	18,571	16,612
Finished goods	53,339	25,028
Total inventories	$111,117	$68,551

Property and Equipment
Property and equipment, net consisted of the following at (in thousands):

	December 31,
	2022	2021
Leasehold improvements	$35,828	$25,245
Office furniture and equipment	13,772	9,943
Computer equipment and software	12,330	11,544
Manufacturing and scientific equipment	62,797	52,823
Total cost	124,727	99,555
Less: accumulated depreciation and amortization	(56,175)	(49,169)
Total property and equipment, net	$68,552	$50,386
Depreciation and amortization expense related to property and equipment was $12.3 million, $11.7 million, and $9.2 million for the years ended December 31, 2022, 2021, and 2020, respectively.

Intangible Assets Subject to Amortization
Intangible assets subject to amortization consist of technology-based intangibles related to the Company’s acquisition of Sugarmate, as well as patents purchased or licensed that are related to the Company’s commercialized products. Intangible assets at December 31, 2022 and 2021, which were included in other long-term assets on the consolidated balance sheets, were as follows (in thousands):

	December 31,
	2022	2021
Intangible assets, gross amount	$12,502	$12,502
Accumulated amortization	(7,875)	(5,866)
Intangible assets, net	$4,627	$6,636
Weighted average remaining amortization period (in months)	30	41
Amortization expense related to intangible assets subject to amortization amounted to $2.0 million, $2.2 million and $1.2 million for the years ended December 31, 2022, 2021 and 2020, respectively. The amortization expense is recorded in cost of sales and selling, general and administrative expense in the consolidated statement of operations. The estimated aggregate amortization expense for each of the three succeeding years is $1.9 million for 2023, $1.9 million for 2024, and the remaining $0.9 million in 2025, all of which will be recorded in selling, general and administrative expense in the consolidated statement of operations.
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
The following table presents information about the Company’s financial assets and liabilities measured at fair value on a recurring basis as of December 31, 2022 and December 31, 2021, and indicates the fair value hierarchy of the valuation techniques used by the Company to determine such fair value (in thousands):

	Fair Value Measurements at December 31, 2022
	Total	Level 1	Level 2	Level 3
Assets
Cash equivalents(1)	$150,742	$150,742	$—	$—
U.S. Treasury securities	211,161	211,161	—	—
Commercial paper	112,610	—	112,610	—
U.S. Government-sponsored enterprises	100,008	—	100,008	—
Corporate debt securities	18,114	—	18,114	—
Supranational bonds	2,491	—	2,491	—
Total assets	$595,126	$361,903	$233,223	$—

	Fair Value Measurements at December 31, 2021
	Total	Level 1	Level 2	Level 3
Assets
Cash equivalents(1)	$48,286	$48,286	$—	$—
U.S. Treasury securities	221,724	221,724	—	—
Commercial paper	218,381	—	218,381	—
U.S. Government-sponsored enterprises	50,686	—	50,686	—
Corporate debt securities	58,836	—	58,836	—
Supranational bonds	3,003	—	3,003	—
Total assets	$600,916	$270,010	$330,906	$—
Liabilities
Common stock warrants(2)	$147	$—	$—	$147
Total liabilities	$147	$—	$—	$147
(1)Generally, cash equivalents include money market funds and investments with a maturity of three months or less from the date of purchase.
(2)Included in other current liabilities on the Company’s consolidated balance sheet.
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
The Company's Level 3 liabilities at December 31, 2021 included outstanding Series A warrants to purchase 1,000 shares of the Company’s common stock, issued by the Company in connection with the public offering of common stock in October 2017 and which expired in October 2022. The fair value of the outstanding Series A common stock warrants was remeasured at each financial reporting date using a Black-Scholes pricing model with any changes in fair value being recognized as a component of other income (expense) in the consolidated statements of operations and comprehensive income (loss). The assumptions used to estimate the fair values of the outstanding Series A warrants at December 31, 2021 were as follows:

December 31, 2021
Risk-free interest rate	0.3%
Dividend yield	0.0%
Expected volatility	39.1%
Expected term (in years)	0.8
The following table presents a summary of changes in the fair value of the Company’s Level 3 financial liabilities for the years ended December 31, 2022, 2021 and 2020 (in thousands):

	Year Ended December 31,
	2022	2021	2020
Balance at beginning of period	$147	$14,261	$23,509
(Gain) loss recognized from the change in fair value of common stock warrants	(147)	1,386	17,087
Common stock warrants exercised during the period	—	(15,500)	(26,335)
Balance at end of period	$—	$147	$14,261

6. Leases
The Company's leases consist of operating leases for general office space, research and development, manufacturing and warehouse facilities, and equipment. These noncancellable operating leases have initial lease terms from two years to thirteen years. Leases with an initial term of 12 months or less (Short-term Lease) are expensed as incurred and are not recorded as right-of-use leased assets on the Company’s consolidated balance sheets. The Company is required to recognize operating lease right-of-use assets and liabilities, and begin recording lease expense when the Company takes possession of the leased property (the Commencement Date). The Company recognizes lease expense for these leases on a straight-line basis over the lease term. Because the Company’s leases do not provide an implicit interest rate, the Company uses its incremental borrowing rate based on the information available at the lease Commencement Date to determine the operating lease right-of-use assets and liabilities based on the present value of future lease payments over the lease term. The Company used the incremental borrowing rate on January 1, 2019 for operating leases that commenced before that date.
Certain leases include an option to renew, with renewal terms that can extend the lease term for additional periods. The exercise of lease renewal options is at the Company’s sole discretion. For renewal options that are reasonably certain at the lease Commencement Date of being exercised, the Company includes the renewal option period in the lease term.
Vista Sorrento Lease
In March 2021, the Company entered into a second amendment (Second Amendment) to its lease agreement for office space located on Vista Sorrento Parkway in San Diego, California (Vista Sorrento Lease) covering 59,013 square feet of general administrative office space (Existing Premises). The Second Amendment expanded the Existing Premises by adding 14,916 square feet of general administrative office space (Expansion Space), and extended the lease term for the Existing Premises through January 2028. The Expansion Space lease Commencement Date occurred in March 2021, and the lease term expires in January 2028. The Company has two options to extend the term of the Vista Sorrento Lease, covering both the Existing Premises and the Expansion Space, with each option providing for an additional period of five years. The Vista Sorrento Lease term was determined assuming the renewal options would not be exercised. The Company recognized operating lease right-of-use assets and corresponding operating lease liabilities of $15.1 million on the consolidated balance sheet in the first quarter of 2021 related to the Second Amendment.
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
The initial base rent for the Tech Center Lease is approximately $906,000 per month beginning on the Phase I Rent Commencement Date, and the base rent increases by approximately $255,000 per month on the Phase II Rent Commencement Date. The monthly base rent will increase by 3.0% on each annual anniversary of the respective Rent Commencement Date. In addition to the monthly base rent, the Company is required to pay its proportionate share of certain ongoing operating expenses throughout the duration of the lease. No base rent, other than the proportionate share of operating expenses, will be due for the Phase I portion of the Premises for months two through nine following the Phase I Rent Commencement Date, and for the Phase II portion of the Premises for months two through five following the Phase II Rent Commencement Date. The Company recognized operating lease right-of-use assets and corresponding operating lease liabilities of $107.5 million on the consolidated balance sheet on the Phase I Commencement Date in the first quarter of 2022.

High Bluff Lease
In May 2021, the Company entered into a lease agreement for approximately 31,372 square feet of general office space located on High Bluff Drive, in San Diego, California (High Bluff Lease). The High Bluff Lease is a direct lease agreement for property the Company previously occupied subject to a sublease agreement. The lease term began in April 2022 following the termination of the High Bluff sublease in March 2022, and is scheduled to expire in March 2024. The Company recognized operating lease right-of-use assets and corresponding operating lease liabilities of $3.0 million on the consolidated balance sheet on the Commencement Date in the second quarter of 2022.
Barnes Canyon Lease
In November 2022, the Company exercised its one-time option to extend the term of the lease covering 48,880 square feet of general office, manufacturing and warehouse space located on Barnes Canyon Road in San Diego, California (Barnes Canyon Lease) for an additional five years from November 2023 to November 2028. The Company recognized operating lease right-of-use assets and corresponding operating lease liabilities of $3.0 million on the consolidated balance sheet in the fourth quarter of 2022 related to the Barnes Canyon Lease term extension.
Lease Termination and Impairment Charges
During the fourth quarter of 2022, the Company recorded $12.4 million of lease termination and impairment charges primarily related to our customer and technical support office space in Boise, Idaho. The $12.4 million charge consisted of a $6.7 million loss on disposal of fixed assets, including leasehold improvements, furniture and fixtures, $3.8 million net loss on lease termination, and $1.9 million impairment of operating lease right-of-use assets, and is recorded as a component of selling, general and administrative expenses in the consolidated statement of operations.
Supplemental Lease Disclosure Information
The Company’s lease costs recorded in the consolidated statements of operations were as follows (in thousands):

	Year Ended December 31,
	2022	2021	2020
Operating lease cost	$18,432	$8,627	$7,514
Loss on lease termination and right-of-use asset impairment charge	5,699	—	—
Short-term lease cost	142	90	219
Total lease cost	$24,273	$8,717	$7,733

Maturities of operating lease liabilities at December 31, 2022 were as follows (in thousands):

Years Ending December 31,
2023	$13,133
2024	17,198
2025	17,023
2026	17,068
2027	17,333
Thereafter	103,844
Total undiscounted lease payments	185,599
Less: amount representing interest	(48,954)
Present value of operating lease liabilities	136,645
Less: current portion of operating lease liabilities	(13,121)
Operating lease liabilities - long-term	$123,524

The weighted-average remaining lease term and weighted-average discount rate for operating leases were as follows:

	December 31, 2022	December 31, 2021
Weighted-average remaining lease term (in years)	10.8	5.0
Weighted-average discount rate used to determine operating lease liabilities	5.3%	5.6%

Cash paid for amounts included in the measurement of lease liabilities, representing operating cash flows from operating leases, was $16.7 million, which included a $4.8 million lease termination payment, $9.5 million, and $8.2 million for the years ended December 31, 2022, 2021, and 2020, respectively.
Lease For Which Accounting Has Not Yet Commenced
As of December 31, 2022, the Commencement Date for Phase II of the Tech Center Lease had not yet occurred. Accordingly, the consolidated balance sheet at December 31, 2022 does not include operating lease right-of-use assets and operating lease liabilities, and the consolidated statement of operations for the year ended December 31, 2022 does not include any lease costs, related to Phase II of the Tech Center Lease. In addition, the above disclosures of the Company’s lease costs, maturities of operating lease liabilities, and the weighted-average remaining lease term and weighted-average discount rate, do not include any amounts related to Phase II of the Tech Center Lease.
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

In accounting for the issuance of the Notes in 2020, the Company separated the Notes into liability and equity components. The carrying amount of the liability component was calculated by measuring the fair value of similar debt instruments, which do not have an associated convertible feature. The carrying amount of the equity component representing the conversion option for the Notes was recorded as a debt discount, which was being amortized to interest expense. On January 1, 2021, the Company early adopted ASU No. 2020-06, Accounting for Convertible Instruments and Contracts in an Entity’s Own Equity, which is intended to simplify the accounting for convertible instruments. The Company adopted the new standard using the modified retrospective method, and accordingly, recorded a net reduction to accumulated deficit of $9.0 million, a decrease to additional paid-in capital of $85.8 million, and an increase to convertible senior notes, net - long-term of $76.8 million to reflect the impact of the accounting change. As of January 1, 2021, the Notes are accounted for as a single liability measured at amortized cost, as no other embedded features require bifurcation and recognition as derivatives.
The net carrying amount of the Notes on the consolidated balance sheets consisted of the following (in thousands):

	December 31, 2022	December 31, 2021
Principal amount	$287,500	$287,500
Unamortized debt issuance costs	(4,268)	(6,033)
Net carrying amount	$283,232	$281,467
The Notes will have a dilutive effect to the extent the average market price per share of common stock for a given reporting period exceeds the conversion price of $112.57. As of December 31, 2022, the if-converted value of the Notes did not exceed the principal amount. As of December 31, 2021, the if-converted value of the Notes exceeded the principal amount by $96.9 million.
As of December 31, 2022, the unamortized debt issuance costs of $4.3 million associated with the Notes will be amortized to interest expense, at an effective interest rate of 2.2% over the remaining period of approximately 2.3 years.

The following table details interest expense related to the Notes recognized for the years ended December 31, 2022 and 2021 (in thousands):

	Year Ended December 31,
	2022	2021	2020
Contractual interest expense	$4,313	$4,313	$2,707
Amortization of debt issuance costs	1,896	1,727	652
Amortization of debt discount (1)	N/A	N/A	9,446
Total interest expense	$6,209	$6,040	$12,805
(1) The debt discount was reversed upon the adoption of ASU No. 2020-06.

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

Line of Credit

On May 18, 2022, the Company entered into a three-year Revolving Line of Credit Agreement that provides the Company with a maximum principal borrowing amount of $100.0 million (the Line of Credit), reduced by any letters of credit issued and outstanding under a $15.0 million letter of credit sub-limit. The Line of Credit allows the Company to request advances thereunder, and to use the proceeds of such advances for general corporate purposes, including working capital and capital expenditures. The Line of Credit matures on the earlier of (i) May 18, 2025 or (ii) the Springing Maturity Date, unless renewed at maturity upon approval by the Company’s board of directors and the lender. The Springing Maturity Date is any date during the 91 days prior to the May 1, 2025 maturity date of the Company’s Convertible Senior Notes, that the Company does not satisfy a predefined liquidity threshold. During the term of the Line of Credit, the Company is required to maintain compliance with two financial maintenance covenants: a minimum consolidated interest coverage ratio and a maximum consolidated net leverage ratio. The Company was in compliance with these financial maintenance covenants as of December 31, 2022. The Line of Credit is secured by a first priority security interest in substantially all of the assets of the Company and its subsidiaries.
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

As of December 31, 2022, the Company’s outstanding borrowings and available balance under the Line of Credit were as follows (in millions):

Maximum principal borrowing amount	$100.0
Less:
Outstanding borrowings	—
Outstanding letters of credit	4.9
Total available balance	$95.1
8. Stockholders’ Equity
Shares Reserved for Future Issuance
The following shares of the Company's common stock were reserved for future issuance at December 31, 2022 (in thousands):

Shares reserved for issuance upon conversion of Convertible Senior Notes	2,554
Shares underlying outstanding warrants	194
Shares underlying outstanding stock options	4,442
Shares underlying unvested restricted stock units	1,834
Shares authorized for issuance pursuant to awards granted under the ESPP	953
Shares authorized for future equity award grants	119
Total	10,096
Common Stock Warrants

Warrants outstanding to purchase shares of the Company's common stock as of December 31, 2022 were as follows:

Issue Date	Exercise Price Per Share	Warrants Outstanding	Expiration Date of Warrants Outstanding
March 2017	$23.50	193,788	March 2027
Each warrant allows the holder to purchase one share of the Company's common stock at the exercise price per share of the warrant. The Company issued 5,678 shares and 155,517 shares of its common stock, respectively, upon the exercise of warrants during the years ended December 31, 2022, and 2021, respectively.
Stock Plans
The Company’s Amended and Restated 2013 Stock Incentive Plan (2013 Plan) was originally approved by the Company’s board of directors in October 2013. Under the 2013 Plan, the Company may grant stock options, stock appreciation rights, restricted stock and restricted stock units to individuals who are then employees, officers, directors or consultants of the Company.
Common Stock Options
The maximum term of stock options granted under the 2006 Plan and 2013 Plan is ten years. Common stock options have an exercise price equal to the closing price of the Company's common stock on the applicable award date. Stock options granted before the second quarter of 2022 generally vest over a four-year period as to 25% of the underlying shares on the first anniversary of the grant date, with the balance of the options vesting monthly over the following three years. Stock options granted during the second quarter of 2022 and thereafter vest over a three-year period as to 33% of the underlying shares on the first anniversary of the grant date, with the balance of the options vesting monthly over the following two years.

The following table summarizes stock option activities for the 2006 Plan and 2013 Plan:

	Total Options	Weighted- Average Exercise Price Per Share	Weighted- Average Remaining Contractual Life (in years)	Aggregate Intrinsic Value (in thousands)
Outstanding at December 31, 2019	7,174,927	$38.40	8.45	$181,408
Granted	1,130,040	$83.55
Exercised	(2,339,467)	$24.69		$161,688
Canceled/forfeited/expired	(161,995)	$27.00		$4,516
Outstanding at December 31, 2020	5,803,505	$52.08	7.90	$268,649
Granted	355,008	$86.68
Exercised	(1,128,791)	$37.05		$86,149
Canceled/forfeited/expired	(214,876)	$76.29		$6,963
Outstanding at December 31, 2021	4,814,846	$57.08	7.07	$452,081
Granted	83,008	$65.28
Exercised	(280,275)	$32.58		$13,473
Canceled/forfeited/expired	(175,266)	$77.93		$2,143
Outstanding at December 31, 2022	4,442,313	$57.95	6.12	$30,236
Vested and expected to vest at December 31, 2022	4,423,803	$57.87	6.12	$30,236
Exercisable at December 31, 2022	3,701,918	$54.08	5.82	$30,234
Restricted Stock Units
Restricted stock units (RSUs) have a grant value equal to the closing price of the Company’s common stock on the award date. RSUs granted before March 2022 generally vest over a four-year period based only on service as to 25% of the underlying shares on the first anniversary of the award, with the balance of the RSUs vesting quarterly over the following three years. RSUs granted in March 2022 and thereafter generally vest over a three-year period based on continued service to the Company as to 33% of the underlying shares on the first anniversary of the award, with the balance of the RSUs vesting quarterly over the following two years. In addition, the Company granted 53,662 and 25,674 performance-based RSUs during the years ended December 31, 2022 and 2021, respectively. The performance-based RSUs have a grant value equal to the closing price of the Company’s common stock on the award date, and vest upon the Company’s actual performance relative to predefined performance metrics and subject to the awardee’s continuing service through the December 31, 2024 measurement date.
The following table summarizes RSU activities, which includes performance-based RSUs, for the 2013 Plan:

	Total RSUs	Weighted-Average Grant Date Fair Value	Aggregate Intrinsic Value (in thousands)
Unvested awards outstanding at December 31, 2019	—	$—	$—
Granted	134,694	$82.82
Vested	(1,892)	$82.34
Unvested awards outstanding at December 31, 2020	132,802	$82.82	$12,706
Granted	564,034	$96.37
Vested	(53,957)	$82.74
Canceled/forfeited	(32,148)	$87.21
Unvested awards outstanding at December 31, 2021	610,731	$95.08	$91,927
Granted	1,542,859	$67.09
Vested	(202,215)	$91.99
Canceled/forfeited	(117,543)	$84.20
Unvested awards outstanding at December 31, 2022	1,833,832	$72.57	$82,431
Awards expected to vest at December 31, 2022	1,797,999	$72.62	$80,820
The aggregate fair value of RSUs that vested during the years ended December 31, 2022, 2021 and 2020 was $12.7 million, $5.1 million, and $0.2 million, respectively, which represents the market value of the Company’s common stock on the date the RSUs vested. The number of RSUs vested includes shares of common stock the Company withheld on behalf of employees to satisfy the minimum statutory tax withholding requirements. RSUs that are expected to vest are net of estimated future forfeitures.
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
During the years ended December 31, 2022 and 2021, 262,936 shares and 172,694 shares of our common stock, respectively, were purchased under the ESPP for proceeds of $12.7 million and $11.1 million, respectively.
Stock-Based Compensation
The following table summarizes the allocation of stock-based compensation expense included in the consolidated statements of operations for all stock-based compensation arrangements (in thousands):

	Year Ended December 31,
	2022	2021	2020
Cost of sales	$7,685	$6,434	$8,210
Selling, general and administrative	57,196	43,567	41,563
Research and development	20,037	10,751	8,658
Total stock-based compensation expense	$84,918	$60,752	$58,431
The total stock-based compensation expense capitalized as part of the cost of the Company’s inventories was $1.1 million at December 31, 2022, and $1.0 million at December 31, 2021.
At December 31, 2022, the total unamortized stock-based compensation expense of approximately $143.9 million will be recognized over the remaining weighted average vesting term of approximately 2.3 years.

The Company estimates the fair value of stock options using the Black-Scholes option-pricing model on the grant date. The assumptions used in the Black-Scholes option-pricing model were as follows:

		Stock Options
	Year Ended December 31,
	2022	2021	2020
Weighted average grant date fair value (per share)	$42.16	$56.89	$54.20
Risk-free interest rate	2.7%	1.0%	0.6%
Dividend yield	0.0%	0.0%	0.0%
Expected volatility	72.0%	75.1%	74.6%
Expected term (in years)	5.8	6.1	6.1
The Company records stock-based compensation expense associated with the ESPP using the Black-Scholes option-pricing model. Valuations are performed on the grant date at the beginning of the purchase period, which generally occurs in May and November of each year. The assumptions used in the Black-Scholes option-pricing model for the ESPP were as follows:

		ESPP
	Year Ended December 31,
	2022	2021	2020
Weighted average grant date fair value (per share)	$21.89	$38.19	$36.83
Risk-free interest rate	3.4%	0.2%	0.2%
Dividend yield	0.0%	0.0%	0.0%
Expected volatility	56.9%	44.2%	60.3%
Expected term (in years)	1.3	1.3	1.3

Risk-free Interest Rate. The risk-free interest rate assumption was based on the United States Treasury’s rates for U.S. Treasury zero-coupon bonds with maturities similar to those of the expected term of the award being valued.
Expected Dividend Yield. The dividend yield is zero because the Company has never declared or paid any cash dividends and does not presently plan to pay cash dividends in the foreseeable future.
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
9. Employee Benefits
Employee 401(k) Plan
The Company has a defined contribution 401(k) plan for employees in the United States who are at least 18 years of age. Employees are eligible to participate in the plan beginning on the first day of the calendar month following their date of hire. Unless they affirmatively elect otherwise, employees are automatically enrolled in the plan following 30 days from date of rehire or entry date. Under the terms of the plan, employees may make voluntary contributions as a percent of compensation, and the Company may elect to match a discretionary percentage of employee contributions. The total amount contributed by the Company to the 401(k) plan was $4.2 million for the year ended December 31, 2022. The Company did not provide a matching contribution prior to 2022.

10. Income Taxes
The income (loss) before provision for income taxes for the Company’s operations was as follows (in thousands):

	Year Ended December 31,
	2022	2021	2020
United States	$(94,033)	$15,211	$(36,667)
Foreign	1,181	690	385
Income (loss) before provision for income taxes	$(92,852)	$15,901	$(36,282)
The components of income tax expense (benefit) were as follows (in thousands):

	Year Ended December 31,
	2022	2021	2020
Current:
Federal	$216	$—	$—
State	1,228	174	75
Foreign	298	161	151
Total current tax expense	1,742	335	226
Deferred:
Federal	—	—	(1,760)
State	—	—	(366)
Foreign	—	—	—
Total deferred income tax benefit	—	—	(2,126)
Income tax expense (benefit)	$1,742	$335	$(1,900)
The expense (benefit) for income taxes reconciles to the amount computed by applying the federal statutory rate to loss before taxes as follows (in thousands):

	Year Ended December 31,
	2022	2021	2020
Income tax expense (benefit) at federal statutory rate (1)	$(19,499)	$3,339	$(7,619)
State income tax, net of federal benefit	(926)	(254)	(2,792)
Warrants revaluation	(31)	356	3,588
Research and development credits	(6,263)	(5,703)	(5,330)
Section 382 limitation	—	(97)	1,021
Stock-based compensation	2,282	(7,609)	(18,309)
Officers' compensation	2,931	4,024	2,612
Acquired IPR&D expenses	6,518	—	—
Other	962	124	479
Change in valuation allowance	15,768	6,155	24,450
Income tax expense (benefit)	$1,742	$335	$(1,900)
(1)For the years ended December 31, 2022, 2021 and 2020, the federal statutory tax rate was 21%.

Significant components of the Company’s net deferred income tax assets at December 31, 2022 and 2021 are shown in the table below (in thousands). The Company assesses all available positive and negative evidence to estimate whether sufficient future taxable income will be generated to permit use of the existing deferred tax assets. A significant piece of objective negative evidence evaluated was the cumulative book loss incurred over the three-year period ended December 31, 2022. Such objective evidence limits the ability to consider other subjective evidence, such as projections for future growth. On the basis of this analysis, a valuation allowance of $162.7 million and $146.4 million at December 31, 2022 and 2021, respectively, was recorded to offset the net deferred tax asset as realization of such asset is uncertain. However, the amount of the deferred tax asset considered realizable could be adjusted if estimates of future taxable income during the carryforward period are increased, or if objective negative evidence in the form of cumulative losses is no longer present and additional weight is given to subjective evidence such as the Company’s projections for future growth.

	December 31,
	2022	2021
Deferred tax assets:
Net operating loss (NOL) carryforwards	$54,598	$78,961
Research and development tax credits carryforwards	22,400	16,761
Capitalized research and development expenses	29,760	5,135
Accrued compensation	34,378	28,970
Lease liabilities	32,738	8,012
Other	20,927	20,608
Total deferred tax assets	194,801	158,447
Deferred tax liabilities:
Operating lease right-of-use assets	(26,505)	(6,637)
Fixed assets	(4,467)	(3,847)
Other	(1,103)	(1,540)
Total deferred tax liabilities	(32,075)	(12,024)
Less valuation allowance	(162,726)	(146,423)
Net deferred tax assets	$—	$—
As of December 31, 2022, the Company had accumulated federal and state NOL carryforwards of approximately $193.1 million, and $255.9 million, respectively, Of the total federal net operating loss carryforwards, approximately $95.6 million were generated after January 1, 2018, and therefore do not expire. NOL generated after January 1, 2018, is subject to 80% limitation in accordance with the Tax Cuts and Jobs Act of 2017. The remaining federal net operating loss carryforwards of $97.5 million will begin to expire in 2033, and state tax loss carryforwards continue to expire in 2023, unless previously utilized. The remaining California NOL carryforwards of $169.5 million will begin expiring in 2031. The Company had no foreign tax loss carryforwards as of December 31, 2022.
The Company also has federal and California research credit carryforwards of approximately $18.1 million and $20.1 million, respectively, as of December 31, 2022. The federal research credit carryforwards will begin expiring in 2038, unless previously utilized. The California research credit will carry forward indefinitely.
Utilization of the Company's net operating loss and research credit carryforwards may be subject to a substantial annual limitation due to ownership change limitations provided by Section 382 of the Internal Revenue Code of 1986, as amended, and similar state provisions. The annual limitations may result in the expiration of net operating loss carryforwards before utilization. The Company has completed analyses through December 31, 2021 to determine whether its net operating losses and credits are likely to be limited by Section 382. Based on the 2018 study completed in 2019, the Company determined that an ownership change, as defined under Section 382, occurred in 2018 and the resulting limitation significantly reduced the Company’s ability to utilize its net operating loss and credit carryovers before they expire. As a result, in 2019 the Company reduced its deferred tax assets for the net operating loss and research credit carryforwards that were projected to expire unused with a corresponding offset to the valuation allowance recorded against such assets. Additionally, future ownership changes under Section 382 may also limit the Company's ability to fully utilize any remaining tax benefits.

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
The following table summarizes the activity related to the Company’s gross unrecognized tax benefits at the beginning and end of the years ended December 31, 2022, 2021 and 2020 (in thousands):

	Year Ended December 31,
	2022	2021	2020
Gross unrecognized tax benefits at the beginning of the year	$13,589	$10,107	$6,580
Increases related to current year positions	3,403	3,482	2,234
Increases (decreases) related to prior year positions	(6)	—	1,293
Gross unrecognized tax benefits at the end of the year	$16,986	$13,589	$10,107
As of December 31, 2022, the Company had $15.0 million of unrecognized tax benefits that, if recognized and realized would impact the effective tax rate, subject to the valuation allowance.
The Company’s practice is to recognize interest and penalties related to income tax matters in income tax expense. The Company had no accrual for interest and penalties on the Company’s consolidated balance sheets and has not recognized interest and penalties in the consolidated statements of operations for the years ended December 31, 2022, 2021 and 2020. The Company does not expect any significant increases or decreases, other than the potential reduction as a result of the Section 382 limitation, to its unrecognized tax benefits within the next 12 months.
The Company is subject to taxation in the United States and various foreign and state jurisdictions. Prior to 2018, the losses were all attributable to the United States. The Company’s tax years from 2006 (inception) are subject to examination by the United States and state authorities due to the carry forward of unutilized NOLs and research and development credits.

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

Disaggregation of Revenue
The Company primarily sells its products through national and regional distributors in the United States on a non-exclusive basis, and through distribution partners outside the United States. In the United States and Canada, the Company also uses a direct sales force. The Company disaggregates its revenue by geography and by major sales channel as management believes these categories best depict how the nature, amount and timing of revenues and cash flows are affected by economic factors.
Revenues by Geographic Region and Customer Sales Channel
During the years ended December 31, 2022, 2021 and 2020, no individual country outside the United States generated revenue that represented more than 10% of total revenue. The table below sets forth revenues for the Company’s two primary geographical markets, based on the geographic location to which its products are shipped (in thousands):

	Year Ended December 31,
	2022	2021	2020
United States	$588,765	$524,907	$415,680
Outside the United States	212,452	177,892	83,150
Total Sales	$801,217	$702,799	$498,830
Sales to distributors accounted for 65%, 67%, and 70% of the Company’s total United States sales for the years ended December 31, 2022, 2021 and 2020, respectively. Sales to distributors accounted for 96%, 95%, and 94% of the Company’s total sales outside the United States for the years ended December 31, 2022, 2021 and 2020, respectively.
12. Acquisitions

Capillary Biomedical Acquisition
On July 21, 2022, the Company acquired Capillary Biomedical, Inc. (Capillary Biomedical) an infusion set developer, for total cash consideration of $24.7 million, and the assumption of $4.7 million of long-term debt. The debt becomes due and payable upon the first sale or license of the commercialized product, and is included as a component of other long-term liabilities on the consolidated balance sheet at December 31, 2022. Capillary Biomedical’s extended-wear infusion set technology is currently in development and is not yet commercially available. The Company funded the purchase price using existing cash balances. The transaction was accounted for as an asset acquisition as substantially all the value of the gross assets were concentrated in a single asset. The Company recorded a $31.0 million charge representing the value of acquired in-process research and development assets with no alternative future use, and acquisition related expenses, on its consolidated statements of operations in acquired in-process research and development expenses. The Company’s results of operations for the year ended December 31, 2022 included the operating results of Capillary Biomedical since the date of acquisition, the amounts of which were not material.

13. Commitments and Contingencies
Legal and Regulatory Matters
In May 2020, we were named as a defendant in three California state court class action lawsuits arising from a phishing incident that occurred in January 2020. Collectively, these lawsuits sought statutory, compensatory, actual, and punitive damages; equitable relief, including restitution; pre- and post-judgment interest; injunctive relief; and attorney fees, costs, and expenses from us. On July 24, 2020, these three lawsuits were consolidated into a single case in the Superior Court of the State of California in the County of San Bernardino entitled Joseph Deluna et al. v. Tandem Diabetes Care, Inc. The consolidated case alleged violations of the Confidentiality of Medical Information Act (CMIA), CCPA, California’s Unfair Competition Law (UCL), and breach of contract. We filed a demurrer on all claims, which was heard by the Court on October 20, 2020, and our demurrer to the CCPA claim was sustained. The plaintiffs filed a motion for class certification on January 7, 2022 and we filed a motion for summary adjudication on the CMIA claim on April 7, 2022. On February 8, 2023, the Court granted plaintiffs’ request to dismiss their remaining two claims with prejudice, and dismissed the motion for class certification, terminating the case in the Superior Court. The plaintiffs have to decide whether to appeal the Court’s decision granting our motion for summary adjudication.
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
Letters of Credit
In connection with one of the Company’s operating leases (see Note 6, “Leases”), the Company has a $4.9 million unsecured irrevocable standby letter of credit arrangement with a bank (see Note 7, “Debt”), under which the landlord of the building is the beneficiary. The Company is required to maintain the standby letter of credit throughout the term of the lease, which expires in April 2035.
Purchase Obligations
The Company has agreements with suppliers and other parties to purchase inventory, other goods and services and long-lived assets. Product inventory obligations consist primarily of purchase order commitments for raw materials used in the production of insulin pumps and cartridges, and finished goods infusion sets. Cancellation of outstanding purchase orders is generally allowed under the standard terms of our purchase order agreements, but may require payment of costs incurred through the date of cancellation. At December 31, 2022, obligations under our purchase agreements totaled approximately $351.4 million, of which approximately $320.3 million is scheduled to be received and become payable within one-year.

14. Fourth Quarter Financial Data (Unaudited)
The financial information for the three months ended December 31, 2022 and 2021 presented in the following table reflects all normal recurring adjustments that are, in the opinion of management, necessary for a fair statement of the results of the interim periods (in thousands, except per share data):

	For the Quarter Ended
	December 31, 2022	December 31, 2021
Sales	$220,502	$209,996
Gross profit	$115,523	$113,729
Operating expenses	$133,300	$100,991
Operating income (loss)	$(17,777)	$12,738
Net income (loss)	$(15,852)	$10,808
Basic net income (loss) per share	$(0.25)	$0.17
Diluted net income (loss) per share	$(0.25)	$0.16

The numerator and denominator of the basic and diluted net income per share computations are calculated as follows for the three months ended December 31, 2022 and 2021 (in thousands):

	For the Quarter Ended
	December 31, 2022	December 31, 2021
Net income (loss) - basic	$(15,853)	$10,808
Less: change in fair value of common stock warrants	—	32
Net income (loss) - diluted	$(15,853)	$10,840

Weighted average shares outstanding - basic	64,384	63,650
Dilutive common share equivalents:
Options to purchase common stock	—	1,877
Unvested restricted stock units	—	227
Warrants to purchase common stock	—	170
Awards to be granted under the ESPP	—	3
Weighted average shares outstanding - diluted	64,384	65,927

15. Subsequent Event

AMF Medical Acquisition
On December 10, 2022, the Company, entered into a Share Purchase Agreement (the “Purchase Agreement”) with AMF Medical SA, a corporation organized and existing under the laws of Switzerland (“AMF Medical”), and its shareholders to acquire all of the registered shares of AMF Medical (the “Transaction”), the privately held Swiss developer of the Sigi Patch Pump. The Sigi Patch Pump, designed to be an ergonomic, rechargeable patch pump that reduces the burden of managing diabetes through its use of pre-filled insulin cartridges, is under development and not commercially available.
On January 19, 2023, the Company completed the acquisition of AMF Medical, pursuant to the terms of the Purchase Agreement. The total aggregate consideration for the Transaction includes a previous strategic investment of Swiss Francs (“CHF”) 8.0 million paid in the third quarter of 2022 (see Note 2, “Strategic Investments”), a cash payment of CHF 62.4 million paid at the closing of the Transaction, and additional contingent earnout payments. The additional earnout payments of up to CHF 129.6 million, in aggregate, become payable upon the achievement of certain milestones and are comprised of a payment of up to CHF 38.4 million upon the successful completion of key development milestones over the next two years, and a payment of up to CHF 91.2 million upon obtaining regulatory clearance of an automated controller enabled (ACE) pump by the United States Food and Drug Administration. The Company funded the initial closing payment using existing cash balances, and is in the process of determining the accounting treatment for the acquisition.

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

As of December 31, 2022, we carried out an evaluation, under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based on this evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective at a reasonable assurance level as of December 31, 2022.

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
As of December 31, 2022, our management assessed the effectiveness of our internal control over financial reporting using the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control-Integrated Framework (2013 Framework) (the COSO criteria). Based on this assessment, our management concluded that, as of December 31, 2022, our internal control over financial reporting was effective.
Ernst & Young LLP, an independent registered public accounting firm, has issued an attestation report on the effectiveness of our internal control over financial reporting as of December 31, 2022 as stated in its report, which is included herein.
Changes in Internal Control over Financial Reporting
There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) during the quarter ended December 31, 2022 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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

Report of Independent Registered Public Accounting Firm

To the Stockholders and the Board of Directors of Tandem Diabetes Care, Inc.

Opinion on Internal Control over Financial Reporting

We have audited Tandem Diabetes Care, Inc.’s internal control over financial reporting as of December 31, 2022, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework), (the COSO criteria). In our opinion, Tandem Diabetes Care, Inc. (the Company) maintained, in all material respects, effective internal control over financial reporting as of December 31, 2022, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of December 31, 2022 and 2021, the related consolidated statements of operations and comprehensive income (loss), stockholders‘ equity, and cash flows, for each of the three years in the period ended December 31, 2022, and the related notes and our report dated February 22, 2023 expressed an unqualified opinion thereon.

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
February 22, 2023

Item 9B.    Other Information.
Not applicable.

PART III
Item 10.    Directors, Executive Officers and Corporate Governance.
Certain information regarding our executive officers and family relationships is set forth under the caption “Business” in Part I, Item 1 of this Annual Report.
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
The information required by this item that is not referenced or set forth above, will be set forth in our Proxy Statement, or in an amendment to this Annual Report, to be filed with the SEC not later than 120 days after the end of the fiscal year ended December 31, 2022, and is incorporated herein by reference.
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

3. Exhibits.

		Incorporated by Reference
Exhibit Number	Exhibit Description	Form	File No.	Date of First Filing	Exhibit Number	Provided Herewith
3.1	Amended and Restated Certificate of Incorporation (as amended through August 17, 2018 and currently in effect).	10-Q	001-36189	1-Nov-18	3.1
3.2	Amended and Restated Bylaws (as amended through February 4, 2021 and currently in effect).	10-K	001-36189	24-Feb-21	3.2
4.1	Description of Capital Stock.	10-K	001-36189	24-Feb-20	4.1
4.2	Form of Common Stock Certificate.	S-1/A	333-191601	1-Nov-13	4.1
4.3	Third Amended and Restated Investors’ Rights Agreement, dated August 30, 2012.	S-1	333-191601	7-Oct-13	4.2
4.4	Form of Warrant to Purchase Stock.	S-1	333-216531	8-Mar-17	4.3
4.5	Indenture dated May 15, 2020 by and between Tandem Diabetes Care, Inc. and U.S. Bank National Association.	8-K	001-36189	15-May-20	4.1
4.7	Form of Global Note, representing Tandem Diabetes Care, Inc.’s 1.50% Convertible Senior Notes due 2025 (included as Exhibit A to the Indenture filed as Exhibit 4.1).	8-K	001-36189	15-May-20	4.2
10.1*	Tandem Diabetes Care, Inc. 2006 Stock Incentive Plan.	S-1	333-191601	7-Oct-13	10.3
10.2*	Form of Stock Option Agreement under the 2006 Stock Incentive Plan.	S-1	333-191601	7-Oct-13	10.4
10.3*	Form of Restricted Stock Purchase Agreement under the 2006 Stock Incentive Plan.	S-1	333-191601	7-Oct-13	10.5

10.4*	Tandem Diabetes Care, Inc. Amended and Restated 2013 Stock Incentive Plan.	DEF 14A	001-36189	26-Apr-18	Appendix B
10.5*	Tandem Diabetes Care, Inc. Amended and Restated 2013 Stock Incentive Plan.	10-Q	001-36189	30-Jul-2020	10.2
10.6*	Form of Restricted Stock Unit Agreement under the Amended and Restated 2013 Stock Incentive Plan.	10-Q	001-36189	30-Jul-2020	10.1
10.7*	Form of Stock Option Agreement under the Amended and Restated 2013 Stock Incentive Plan.	S-1/A	333-191601	1-Nov-13	10.7
10.8*	Form of Stock Option Agreement under the Amended and Restated 2013 Stock Incentive Plan (Non-Employee Directors).	S-1/A	333-191601	1-Nov-13	10.8
10.9*	Tandem Diabetes Care, Inc. Amended and Restated 2013 Employee Stock Purchase Plan.	DEF 14A	001-36189	26-Apr-18	Appendix C
10.10*	Tandem Diabetes Care, Inc. 2022 Sr. Management Cash Bonus Plan.	10-Q	001-36189	4-May-2022	10.1
10.11*	Employee Offer Letter, dated June 28, 2013, by and between Tandem Diabetes Care, Inc. and David B. Berger.	S-1	333-191601	7-Oct-13	10.12
10.12*	Employee Offer Letter, dated January 29, 2013, by and between Tandem Diabetes Care, Inc. and John F. Sheridan.	S-1	333-191601	7-Oct-13	10.13
10.13*	Employee Offer Letter, dated January 11, 2016, by and between Tandem Diabetes Care, Inc. and Brian B. Hansen.	8-K	001-36189	2-Feb-16	10.1
10.14*	Employment Severance Agreement, dated February 1, 2016, by and between Tandem Diabetes Care, Inc. and Brian B. Hansen.	8-K	001-36189	2-Feb-16	10.2
10.15*	Amended and Restated Employment Severance Agreement, dated November 4, 2013, by and between Tandem Diabetes Care, Inc. and John F. Sheridan.	S-1/A	333-191601	8-Nov-13	10.17
10.16*	Amended and Restated Employment Severance Agreement, dated November 4, 2013, by and between Tandem Diabetes Care, Inc. and David B. Berger.	S-1/A	333-191601	8-Nov-13	10.18
10.17*	Amended and Restated Employment Severance Agreement, dated November 4, 2013, by and between Tandem Diabetes Care, Inc. and Susan M. Morrison.	S-1/A	333-191601	8-Nov-13	10.19
10.18*	Amended and Restated Employment Severance Agreement dated August 2, 2017, by and between Tandem Diabetes Care, Inc. and Leigh Vosseller.	S-1	333-222553	16-Jan-18	10.25
10.19*	Form of Indemnification Agreement.	S-1	333-191601	7-Oct-13	10.11
10.20	Confidential Intellectual Property Agreement, dated July 10, 2012, by and between Tandem Diabetes Care, Inc. and Smiths Medical ASD, Inc.	S-1/A	333-191601	8-Nov-13	10.20

10.21**	Development Agreement, dated June 4, 2015 by and between Tandem Diabetes Care, Inc. and DexCom, Inc.	10-Q/A	001-36189	9-Nov-18	10.5
10.22†	Development Agreement, dated November 20, 2020, by and between Tandem Diabetes Care, Inc. and DexCom, Inc.	10-K	001-36189	24-Feb-21	10.24
10.23†	Commercialization Agreement, dated November 20, 2020, by and between Tandem Diabetes Care, Inc. and DexCom, Inc.	10-K	001-36189	24-Feb-21	10.25
10.24	Lease Agreement, dated March 7, 2012, as amended through November 5, 2013, by and between Tandem Diabetes Care, Inc. and ARE-11025/11075 Roselle Street, LLC.	S-1/A	333-191601	8-Nov-13	10.1
10.25	Fourth Amendment to Lease, dated December 27, 2017, by and between Tandem Diabetes Care, Inc. and ARE-11025/11075 Roselle Street, LLC	8-K	001-36189	3-Jan-18	10.2
10.26	Lease Agreement, dated November 5, 2013, by and between Tandem Diabetes Care, Inc. and ARE-11025/11075 Roselle Street, LLC.	S-1/A	333-191601	8-Nov-13	10.21
10.27	First Amendment to Lease, dated December 27, 2017, by and between Tandem Diabetes Care, Inc. and ARE-11025/11075 Roselle Street, LLC	8-K	001-36189	3-Jan-18	10.1
10.28	Second Amendment to Lease, dated September 2, 2020 by and between Tandem Diabetes Care, Inc. and ARE-11025/11075 ROSELLE STREET, LLC	10-Q	001-36189	5-Nov-2020	10.1
10.29	Fifth Amendment to Lease dated September 2, 2020 by and between Tandem Diabetes Care, Inc. and ARE-11025/11075 ROSELLE STREET, LLC	10-Q	001-36189	5-Nov-2020	10.2
10.30†	License Agreement, dated July 14, 2016, by and between Tandem Diabetes Care, Inc. and TypeZero Technologies, LLC	10-Q	001-36189	30-Apr-2020	10.1
10.31†	Commercialization Agreement, dated January 14, 2022, by and between Tandem Diabetes Care, Inc. and Unomedical A/S.	10-K	001-36189	2-Feb-2022	10.35
10.32	Office Lease dated September 15, 2021 by and between Tandem Diabetes Care, Inc. and Kilroy Realty L.P.	10-Q	001-36189	3-Nov-2021	10.1
10.33†	Share Purchase Agreement by and Between Tandem Diabetes Care, Inc., and AMF Medical					X
21.1	Subsidiaries of the Registrant					X
23.1	Consent of Independent Registered Public Accounting Firm.					X
24.1	Power of Attorney (included on the signature page).					X

31.1	Certification of John F. Sheridan, Chief Executive Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	X
31.2	Certification of Leigh A. Vosseller, Chief Financial Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	X
32.1***	18 U.S.C. Section 1350 Certification by Chief Executive Officer of Tandem Diabetes Care, Inc.	X
32.2***	18 U.S.C. Section 1350 Certification by Chief Financial Officer of Tandem Diabetes Care, Inc.	X
101.INS	Inline XBRL Instance Document.	X
101.SCH	Inline XBRL Taxonomy Extension Schema Document.	X
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.	X
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.	X
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.	X
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.	X
104	Cover Page Interactive Data File (embedded within the Inline XBRL document).	X
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
***    Certification pursuant to 18 U.S.C. Section 1350, adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, as amended; furnished herewith.

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
Date: February 22, 2023

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

Signature	Title	Date

/s/ JOHN F. SHERIDAN	President, Chief Executive Officer and Director (Principal Executive Officer)	February 22, 2023
John F. Sheridan

/s/ LEIGH A. VOSSELLER	Executive Vice President, Chief Financial Officer and Treasurer (Principal Financial and Accounting Officer)	February 22, 2023
Leigh A. Vosseller

/s/ DICK P. ALLEN	Lead Independent Director	February 22, 2023
Dick P. Allen

/s/ KIM D. BLICKENSTAFF	Chair of the Board	February 22, 2023
Kim D. Blickenstaff

/s/ MYOUNGIL CHA	Director	February 22, 2023
Myoungil Cha

/s/ PEYTON R. HOWELL	Director	February 22, 2023
Peyton R. Howell

/s/ JOAO PAULO FALCAO MALAGUEIRA	Director	February 22, 2023
Joao Paulo Falcao Malagueira

/s/ KATHLEEN MCGRODDY-GOETZ	Director	February 22, 2023
Kathleen McGroddy-Goetz

/s/ REBECCA B. ROBERTSON	Director	February 22, 2023
Rebecca B. Robertson

/s/ RAJWANT S. SODHI	Director	February 22, 2023
Rajwant S. Sodhi

/s/ CHRISTOPHER J. TWOMEY	Director	February 22, 2023
Christopher J. Twomey