Form 10-Q
period 2023-03-31
TANDEM DIABETES CARE INC
filed 2023-05-03
CIK 1438133

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
____________________________________________________________________________________________
FORM 10-Q
_____________________________________________________________________________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended March 31, 2023
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Transition Period from              to
Commission File Number 001-36189
_____________________________________________________________________________________________
Tandem Diabetes Care, Inc.
(Exact name of registrant as specified in its charter)
_____________________________________________________________________________________________

Delaware		20-4327508
(State or other jurisdiction of incorporation or organization)		(I.R.S. Employer Identification No.)
12400 High Bluff Drive		92130
San Diego,	California	(Zip Code)
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.   ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No   ☒
As of April 28, 2023, there were 64,621,839 shares of the registrant’s Common Stock outstanding.

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements.

TANDEM DIABETES CARE, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except par value)

	March 31,	December 31,
	2023	2022
Assets	(Unaudited)	(Note 1)
Current assets:
Cash and cash equivalents	$127,762	$172,517
Short-term investments	391,826	444,384
Accounts receivable, net	91,393	114,717
Inventories	131,557	111,117
Prepaid and other current assets	15,381	7,241
Total current assets	757,919	849,976
Property and equipment, net	74,578	68,552
Operating lease right-of-use assets	104,743	110,626
Other long-term assets	16,905	23,631
Total assets	$954,145	$1,052,785
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$55,231	$55,730
Accrued expenses	10,477	9,595
Employee-related liabilities	38,697	38,682
Operating lease liabilities	15,849	13,121
Deferred revenue	20,764	18,837
Other current liabilities	30,139	29,325
Total current liabilities	171,157	165,290
Convertible senior notes, net - long-term	283,679	283,232
Operating lease liabilities - long-term	120,867	123,524
Deferred revenue - long-term	15,886	16,874
Other long-term liabilities	23,803	23,918
Total liabilities	615,392	612,838
Commitments and contingencies (Note 13)	—	—
Stockholders’ equity:
Common stock, $0.001 par value; 200,000 shares authorized, 64,609 and 64,513 shares issued and outstanding at March 31, 2023 and December 31, 2022, respectively.	65	65
Additional paid-in capital	1,191,843	1,170,888
Accumulated other comprehensive loss	(93)	(1,817)
Accumulated deficit	(853,062)	(729,189)
Total stockholders’ equity	338,753	439,947
Total liabilities and stockholders’ equity	$954,145	$1,052,785
See accompanying notes to unaudited condensed consolidated financial statements.

TANDEM DIABETES CARE, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
(Unaudited)
(In thousands, except per share data)

	Three Months Ended March 31,
	2023	2022
Sales	$169,383	$175,907
Cost of sales	86,476	84,814
Gross profit	82,907	91,093
Operating expenses:
Selling, general and administrative	89,814	73,271
Research and development	42,160	33,160
Acquired in-process research and development expenses	78,750	—
Total operating expenses	210,724	106,431
Operating loss	(127,817)	(15,338)
Other income (expense), net:
Interest income and other, net	5,865	415
Interest expense	(1,634)	(1,516)
Total other income (expense), net	4,231	(1,101)
Loss before income taxes	(123,586)	(16,439)
Income tax expense (benefit)	287	(1,724)
Net loss	$(123,873)	$(14,715)
Other comprehensive income (loss):
Unrealized gain (loss) on short-term investments	$1,749	$(2,517)
Foreign currency translation gains (losses)	(25)	72
Comprehensive loss	$(122,149)	$(17,160)

Net loss per share - basic and diluted	$(1.92)	$(0.23)
Weighted average shares used to compute basic and diluted net loss per share	64,549	63,880
See accompanying notes to unaudited condensed consolidated financial statements.

TANDEM DIABETES CARE, INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(Unaudited)
(In thousands)

Three Months Ended March 31, 2023

	Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Total Stockholders’ Equity
	Shares	Amount
Balance at December 31, 2022	64,513	$65	$1,170,888	$(1,817)	$(729,189)	$439,947
Exercise of stock options	45	—	857	—	—	857
Vesting of restricted stock units, net of shares withheld for taxes	51	—	(1,398)	—	—	(1,398)
Stock-based compensation expense	—	—	21,496	—	—	21,496
Unrealized gain on short-term investments	—	—	—	1,749	—	1,749
Foreign currency translation losses	—	—	—	(25)	—	(25)
Net loss	—	—	—	—	(123,873)	(123,873)
Balance at March 31, 2023	64,609	$65	$1,191,843	$(93)	$(853,062)	$338,753

Three Months Ended March 31, 2022

	Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Total Stockholders’ Equity
	Shares	Amount
Balance at December 31, 2021	63,833	$64	$1,068,259	$(616)	$(634,595)	$433,112
Exercise of stock options	101	—	3,782	—	—	3,782
Vesting of restricted stock units, net of shares withheld for taxes	5	—	(299)	—	—	(299)
Exercise of common stock warrants	2	—	16	—	—	16
Stock-based compensation expense	—	—	17,931	—	—	17,931
Unrealized loss on short-term investments	—	—	—	(2,517)	—	(2,517)
Foreign currency translation gains	—	—	—	72	—	72
Net loss	—	—	—	—	(14,715)	(14,715)
Balance at March 31, 2022	63,941	$64	$1,089,689	$(3,061)	$(649,310)	$437,382
See accompanying notes to unaudited condensed consolidated financial statements.

TANDEM DIABETES CARE, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(In thousands)

	Three Months Ended March 31,
	2023	2022
Operating Activities
Net loss	$(123,873)	$(14,715)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization expense	3,396	3,628
Amortization of debt issuance costs	503	438
Provision for expected credit losses	1,386	846
Provision for inventory obsolescence	114	346
Amortization of premium on short-term investments	312	562
Stock-based compensation expense	21,194	18,110
Acquired in-process research and development expenses	78,750	—
Other	(20)	434
Changes in operating assets and liabilities:
Accounts receivable, net	22,845	15,729
Inventories	(19,916)	(11,963)
Prepaid and other current assets	(5,208)	741
Other long-term assets	(386)	(582)
Accounts payable and accrued expenses	(919)	13,732
Employee-related liabilities	(210)	(13,299)
Deferred revenue	925	1,290
Operating leases and other current liabilities	2,895	(1,106)
Other long-term liabilities	(114)	(391)
Net cash provided by (used in) operating activities	(18,326)	13,800
Investing Activities
Purchases of short-term investments	(109,115)	(110,719)
Proceeds from maturities and redemptions of short-term investments	163,110	118,559
Purchases of property and equipment	(8,828)	(2,643)
Acquisition, including in-process research and development, net of cash acquired	(69,496)	—
Purchase of strategic investment	(2,000)	—
Net cash provided by (used in) investing activities	(26,329)	5,197
Financing Activities
Proceeds (payments of tax withholdings) related to issuance of common stock under Company stock plans, net	(541)	3,484
Proceeds from exercise of common stock warrants	—	16
Net cash provided by (used in) financing activities	(541)	3,500
Effect of foreign exchange rate changes on cash	441	3
Net increase (decrease) in cash and cash equivalents	(44,755)	22,500
Cash and cash equivalents at beginning of period	172,517	71,181
Cash and cash equivalents at end of period	$127,762	$93,681
Supplemental disclosures of cash flow information
Income taxes paid	$369	$170
Supplemental schedule of non-cash investing and financing activities
Operating lease right-of-use assets obtained in exchange for operating lease obligations	$—	$107,478
Purchase of property and equipment included in accounts payable	$4,071	$1,553
Intangible costs in accounts payable and other long-term liabilities	$515	$1,029
See accompanying notes to unaudited condensed consolidated financial statements.

TANDEM DIABETES CARE, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
1. Organization and Basis of Presentation
The Company
Tandem Diabetes Care, Inc. is a medical device company focused on the design, development and commercialization of technology solutions for people living with diabetes. Tandem Diabetes Care, Inc. is incorporated in the state of Delaware. Unless the context requires otherwise, the terms the “Company” or “Tandem” refer to Tandem Diabetes Care, Inc., together with its wholly-owned subsidiaries.
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
Interim financial results are not necessarily indicative of results anticipated for the full year or any other period(s). These unaudited condensed consolidated financial statements should be read in conjunction with the Company’s audited consolidated financial statements and accompanying notes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2022 (Annual Report), from which the balance sheet information herein was derived. The condensed consolidated financial statements include the accounts of Tandem Diabetes Care, Inc. and its wholly-owned subsidiaries. All significant intercompany balances and transactions have been eliminated in consolidation.
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
Reclassifications
The change in fair value of common stock warrants of $34,000 for the three months ended March 31, 2022, which was previously reported separately, is now reported as a component of interest income and other, net on the condensed consolidated statements of operations. These warrants expired in October 2022 and, therefore, there is no comparable amount for 2023. In addition, certain prior year balances on the condensed consolidated statements of cash flows have been reclassified to conform to the current year presentation.

2. Summary of Significant Accounting Policies
There have been no material changes to the Company’s significant accounting policies during the three months ended March 31, 2023, as compared to those disclosed in the Company’s 2022 Annual Report.

Use of Estimates
The preparation of the condensed consolidated financial statements in conformity with U.S. GAAP requires management to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses and the disclosure of contingent assets and liabilities in the Company’s condensed consolidated financial statements and accompanying notes as of the date of the condensed consolidated financial statements. Some of those judgments can be subjective and complex, and therefore, actual results could differ materially from those estimates under different assumptions or conditions.
Accounts Receivable
The Company grants credit to various customers in the ordinary course of business and is paid directly by customers who use its products, distributors and third-party insurance payors. The Company maintains an allowance for its current estimate of expected credit losses. Provisions for expected credit losses are estimated based on historical experience, assessment of specific customer-related risks, review of outstanding invoices, forecasts about the future, and various other assumptions and estimates that are believed to be reasonable under the circumstances, including changes to credit risks as a result of recessionary concerns, changes in discretionary spending, increased interest rates, and other macroeconomic factors. Uncollectible accounts are written off against the allowance after appropriate collection efforts have been exhausted and when it is deemed that a balance is uncollectible.
Fair Value of Financial Instruments
The carrying amounts of cash and cash equivalents, accounts receivable, accounts payable, accrued expenses, and employee-related liabilities are reasonable estimates of their fair values because of the short-term nature of these assets and liabilities. Short-term investments are carried at fair value.
The Company’s convertible senior notes are carried at amortized cost on the condensed consolidated balance sheets (see Note 7, “Debt”). The Company measures the fair value of its convertible senior notes for disclosure purposes. The Company estimated the fair value of its convertible senior notes to be $263.1 million and $260.5 million at March 31, 2023 and December 31, 2022, respectively, based on Level 2 quoted market prices as of those dates.
Operating Lease Right-of-Use Assets and Liabilities
Operating lease right-of-use assets represent the Company’s right to use an underlying asset for the lease term and lease liabilities represent its obligation to make lease payments arising from the lease. Operating lease right-of-use assets and liabilities are recognized when the Company takes possession of the leased property (Commencement Date) based on the present value of lease payments over the lease term. For lease agreements entered into or reassessed after the adoption of ASC 842 Leases, the Company combines lease and non-lease components. Rent expense on noncancelable leases containing known future scheduled rent increases is recorded on a straight-line basis over the term of the respective leases beginning on the Commencement Date. The difference between rent expense and rent paid is accounted for as a component of operating lease right-of-use assets on the Company’s condensed consolidated balance sheets. Landlord improvement allowances and other similar lease incentives are recorded as a reduction of the right-of-use leased assets, and are amortized on a straight-line basis as a reduction to operating lease costs.
Intangible Assets Subject to Amortization
Finite-lived intangible assets are recorded at cost, net of accumulated amortization and, if applicable, impairment charges. Amortization of finite-lived intangible assets is recognized over their estimated useful lives on a straight-line basis. The Company did not recognize any impairment losses during the three months ended March 31, 2023 and 2022.

Strategic Investments
In 2021, the Company made an $8.1 million equity investment in a private company, which represented less than 5% of the outstanding equity of that company as of the date of investment. The investment is carried at cost minus impairment, if any, adjusted for changes in observable prices and is included as a component of other long-term assets on the consolidated balance sheets. The Company monitors this investment to evaluate whether any increase or decline in its value has occurred, based on the implied value of recent company financings, public market prices of comparable companies and general market conditions.

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
Revenue Recognition for Tandem Choice Program
In September 2022, the Company launched a new technology access program referred to as Tandem Choice, that provides eligible, in-warranty t:slim X2 customers in the United States with the flexibility to obtain the newest hardware platform when it becomes commercially available. Participating customers have the right to purchase the alternative Tandem pump for a fee, referred to as Choice Right. Tandem Choice expires on December 31, 2024.
For purposes of evaluating Tandem Choice in accordance with ASC 606, the Company has determined that the ability for a customer to upgrade to a new technology represents a material right because the pricing inherent in such option provides the customer with a discount that is incremental to the range of discounts that would otherwise be granted for the related goods and services to comparable customers. The standalone selling price for the Choice Right was estimated based on the adjusted market assessment approach and contemplates the likelihood that the respective option will be exercised. At March 31, 2023 and December 31, 2022, $9.1 million and $6.8 million, respectively, were allocated to the material right provided to customers and recorded in current deferred revenue on the condensed consolidated balance sheet.

Warranty Reserve
The Company generally provides a four-year warranty on its insulin pumps to end-user customers and may replace any pumps that do not function as intended in accordance with the product specifications within the warranty period. Additionally, the Company offers a six-month warranty on disposable insulin cartridges and infusion sets. Estimated warranty costs are recorded at the time of shipment, and the Company reevaluates the estimate of the warranty reserve obligation at each reporting period. Warranty costs are estimated primarily based on the current expected product replacement cost and expected replacement rates utilizing historical experience. Insulin pumps returned to the Company may be refurbished and redeployed. Experience has shown that initial data for any given pump version may be insufficient; therefore, the Company’s process relies on long-term historical averages until sufficient data are available. As actual experience becomes available, the Company uses the data to update the historical averages. The Company may make further adjustments to the warranty reserve when deemed appropriate, giving additional consideration to revised future expectations of performance based on enhanced hardware components, or new features and capabilities that may become available through Tandem Device Updater. Warranty expense is recorded as a component of cost of sales in the condensed consolidated statements of operations.
The following table provides a reconciliation of the changes in product warranty liabilities for the three months ended March 31, 2023 and 2022 (in thousands):

	Three Months Ended March 31,
	2023	2022
Balance at beginning of the period	$36,537	$30,401
Provision for warranties issued during the period	8,373	7,201
Settlements made during the period	(7,683)	(6,021)
Decreases in warranty estimates	(75)	(1,137)
Balance at end of the period	$37,152	$30,444
As of March 31, 2023 and December 31, 2022, total product warranty reserves were included in the following condensed consolidated balance sheet accounts (in thousands):

	March 31, 2023	December 31, 2022
Other current liabilities	$18,060	$17,280
Other long-term liabilities	19,092	19,257
Total warranty reserve	$37,152	$36,537

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
For the three months ended March 31, 2023 and 2022, there was no difference in the weighted average number of shares used to calculate basic and diluted net loss per share due to the Company’s net loss position for each of the periods presented.
Potentially dilutive securities outstanding and not included in the calculation of diluted net loss per share (because inclusion would be anti-dilutive) are as follows (in thousands, in common stock equivalent shares):

	Three Months Ended March 31,
	2023	2022
Options to purchase common stock	916	4,424
Unvested restricted stock units	1,618	630
Warrants to purchase common stock	194	211
Awards granted under the ESPP	167	78
Convertible senior notes (if-converted)	2,554	2,554
	5,449	7,897
3. Short-Term Investments
The Company invests in marketable securities primarily consisting of debt instruments of the U.S. Government, U.S. Government-sponsored enterprises, and financial institutions and corporations with strong credit ratings. The following represents a summary of the estimated fair value of short-term investments at March 31, 2023 and December 31, 2022 (in thousands):

At March 31, 2023	Amortized Cost	Gross Unrealized Gain	Gross Unrealized Loss	Estimated Fair Value
Available-for-sale securities:
U.S. Government-sponsored enterprises	$145,247	$112	$(337)	$145,022
U.S. Treasury securities	130,646	14	(720)	129,940
Commercial paper	103,151	3	(114)	103,040
Corporate debt securities	13,890	—	(66)	13,824
Total	$392,934	$129	$(1,237)	$391,826

At December 31, 2022	Amortized Cost	Gross Unrealized Gain	Gross Unrealized Loss	Estimated Fair Value
Available-for-sale securities:
U.S. Government-sponsored enterprises	$100,602	$21	$(615)	$100,008
U.S. Treasury securities	213,105	3	(1,947)	211,161
Commercial paper	112,812	6	(208)	112,610
Corporate debt securities	18,218	—	(104)	18,114
Supranational bonds	2,504	—	(13)	2,491
Total	$447,241	$30	$(2,887)	$444,384

The contractual maturities of available-for-sale debt securities as of March 31, 2023, were as follows (in thousands):

	Years to Maturity
At March 31, 2023	Within One Year	One to Two Years	Estimated Fair Value
U.S. Government-sponsored enterprises	$97,041	$47,981	$145,022
U.S. Treasury securities	121,501	8,439	129,940
Commercial paper	103,040	—	103,040
Corporate debt securities	13,824	—	13,824
Total	$335,406	$56,420	$391,826

The Company has classified all marketable securities, regardless of maturity, as short-term investments based upon the Company’s ability and intent to use any of those marketable securities to satisfy the Company’s liquidity requirements.
The Company reviews the portfolio of available-for-sale debt securities quarterly to determine if any investment is impaired due to changes in credit risk or other potential valuation concerns. Unrealized losses on available-for-sale debt securities at March 31, 2023 were primarily due to the recent increases in market interest rates. The Company does not intend to sell the available-for-sale debt securities that are in an unrealized loss position, and it is not more likely than not that the Company will be required to sell these debt securities before recovery of their amortized cost bases, which may be at maturity. Based on the credit quality of the available-for-sale debt securities in an unrealized loss position, and the Company’s estimates of future cash flows to be collected from those securities, the Company believes the unrealized losses are not credit losses. Accordingly, the Company did not record an allowance for credit losses related to its available-for-sale debt securities at March 31, 2023.
4. Composition of Certain Financial Statement Items
Accounts Receivable
Accounts receivable, net consisted of the following at March 31, 2023 and December 31, 2022 (in thousands):

	March 31,	December 31,
	2023	2022
Accounts receivable	$95,860	$119,044
Less: allowance for credit losses	(4,467)	(4,327)
Accounts receivable, net	$91,393	$114,717

Allowance for Credit Losses
The following table provides a reconciliation of the changes in the allowance for estimated accounts receivable credit losses for the three months ended March 31, 2023 and 2022 (in thousands):

	Three Months Ended March 31,
	2023	2022
Balance at beginning of the period	$4,327	$4,249
Provision for expected credit losses	1,386	846
Write-offs and adjustments, net of recoveries	(1,246)	(751)
Balance at end of the period	$4,467	$4,344

Inventories
Inventories consisted of the following at March 31, 2023 and December 31, 2022 (in thousands):

	March 31,	December 31,
	2023	2022
Raw materials	$41,444	$39,207
Work-in-process	24,493	18,571
Finished goods	65,620	53,339
Total inventories	$131,557	$111,117

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
The following table presents information about the Company’s financial assets and liabilities measured at fair value on a recurring basis as of March 31, 2023 and December 31, 2022, and indicates the fair value hierarchy of the valuation techniques used by the Company to determine such fair value (in thousands):

	Fair Value Measurements at March 31, 2023
	Total	Level 1	Level 2	Level 3
Assets
Cash equivalents(1)	$104,674	$104,674	$—	$—
U.S. Government-sponsored enterprises	145,022	—	145,022	—
U.S. Treasury securities	129,940	129,940	—	—
Commercial paper	103,040	—	103,040	—
Corporate debt securities	13,824	—	13,824	—
Total assets	$496,500	$234,614	$261,886	$—

	Fair Value Measurements at December 31, 2022
	Total	Level 1	Level 2	Level 3
Assets
Cash equivalents(1)	$150,742	$150,742	$—	$—
U.S. Government-sponsored enterprises	100,008	—	100,008	—
U.S. Treasury securities	211,161	211,161	—	—
Commercial paper	112,610	—	112,610	—
Corporate debt securities	18,114	—	18,114	—
Supranational bonds	2,491	—	2,491	—
Total assets	$595,126	$361,903	$233,223	$—
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

6. Leases
The Company's leases consist of operating leases for general office space, research and development, manufacturing and warehouse facilities, and equipment. These noncancellable operating leases have initial lease terms from two years to thirteen years. Leases with an initial term of 12 months or less (Short-term Lease) are expensed as incurred and are not recorded as right-of-use leased assets on the Company’s condensed consolidated balance sheets. The Company is required to recognize operating lease right-of-use assets and liabilities, and begin recording lease expense when the Company takes possession of the leased property (Commencement Date). The Company recognizes lease expense for these leases on a straight-line basis over the lease term. Because the Company’s leases do not provide an implicit interest rate, the Company uses its incremental borrowing rate based on the information available at the lease Commencement Date to determine the operating lease right-of-use assets and liabilities based on the present value of future lease payments over the lease term. The Company used the incremental borrowing rate on January 1, 2019 for operating leases that commenced before that date.
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
The Phase I Commencement Date occurred in March 2022 when the Company was tendered possession of the Phase I portion of the Premises, and rent payments commenced in September 2022 (Phase I Rent Commencement Date). The Phase II Commencement Date is expected to occur upon the earlier of (i) the date upon which the Company first commences business in the Phase II portion of the Premises, and (ii) May 1, 2025 (Phase II Rent Commencement Date). The Tech Center Lease term expires in April 2035. The Company has two options to extend the term of the lease, with each option providing for an additional period of five years. The Tech Center Lease term was determined assuming the renewal options would not be exercised.

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
Supplemental Lease Disclosure Information
The Company’s lease costs recorded in the condensed consolidated statements of operations were as follows (in thousands):

	Three Months Ended March 31,
	2023	2022
Operating lease cost	$4,475	$3,018
Short-term lease cost	96	34
Total lease cost	$4,571	$3,052

Maturities of operating lease liabilities at March 31, 2023 were as follows (in thousands):

Years Ending December 31,
2023 (remaining)	$11,280
2024	17,291
2025	17,023
2026	17,068
2027	17,333
Thereafter	103,844
Total undiscounted lease payments	183,839
Less: amount representing interest	(47,123)
Present value of operating lease liabilities	136,716
Less: current portion of operating lease liabilities	(15,849)
Operating lease liabilities - long-term	$120,867
The weighted-average remaining lease term and weighted-average discount rate for operating leases were as follows:

	March 31, 2023	December 31, 2022
Weighted-average remaining lease term (in years)	10.7	10.8
Weighted-average discount rate used to determine operating lease liabilities	5.4%	5.3%

Cash paid for amounts included in the measurement of lease liabilities, representing operating cash flows from operating leases, was $1.8 million and $3.4 million for the three months ended March 31, 2023 and 2022, respectively.

Lease For Which Accounting Has Not Yet Commenced
As of March 31, 2023, the Phase II Commencement Date for the Tech Center Lease had not yet occurred. Accordingly, the condensed consolidated balance sheet at March 31, 2023 does not include operating lease right-of-use assets and operating lease liabilities, and the condensed consolidated statements of operations for the three months ended March 31, 2023 and 2022 do not include any lease costs, related to Phase II of the Tech Center Lease. In addition, the above disclosures of the Company’s lease costs, maturities of operating lease liabilities, weighted-average remaining lease term, and weighted-average discount rate, do not include any amounts related to Phase II of the Tech Center Lease.
The Company currently estimates that Phase II Commencement Date will occur in the first quarter of 2025, at which time the Phase II operating lease right-of-use assets and liabilities will be recorded. Future minimum payments for monthly base rent due under Phase II of the Tech Center Lease, are currently estimated to total $34.7 million from 2025 through 2035, subject to a number of factors, including the actual Phase II Commencement Date. Because the incremental borrowing rate will not be available until the Phase II Commencement Date, we are not yet able to determine the Phase II operating lease right-of-use assets and liabilities.

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
The net carrying amount of the Notes on the condensed consolidated balance sheets consisted of the following (in thousands):

	March 31, 2023	December 31, 2022
Principal amount	$287,500	$287,500
Unamortized debt issuance costs	(3,821)	(4,268)
Net carrying amount	$283,679	$283,232
The Notes will have a dilutive effect to the extent the average market price per share of common stock for a given reporting period exceeds the conversion price of $112.57. As of March 31, 2023 and December 31, 2022, the if-converted value of the Notes did not exceed the principal amount.
As of March 31, 2023, the unamortized debt issuance costs of $3.8 million associated with the Notes will be amortized to interest expense, at an effective interest rate of 2.2% over the remaining period of approximately 2.1 years.

The following table details interest expense related to the Notes recognized for the three months ended March 31, 2023 and 2022 (in thousands):

	Three Months Ended March 31,
	2023	2022
Contractual interest expense	$1,078	$1,078
Amortization of debt issuance costs	447	438
Total interest expense	$1,525	$1,516

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

Line of Credit

On May 18, 2022, the Company entered into a three-year Revolving Line of Credit Agreement that provides the Company with a maximum principal borrowing amount of $100.0 million (Line of Credit), reduced by any letters of credit issued and outstanding under a $15.0 million letter of credit sub-limit. The Line of Credit allows the Company to request advances thereunder, and to use the proceeds of such advances for general corporate purposes, including working capital and capital expenditures. The Line of Credit matures on the earlier of (i) May 18, 2025 or (ii) the Springing Maturity Date, unless renewed at maturity upon approval by the Company’s board of directors and the lender. The Springing Maturity Date is any date during the 91 days prior to the May 1, 2025 maturity date of the Company’s Convertible Senior Notes, that the Company does not satisfy a predefined liquidity threshold. During the term of the Line of Credit, the Company is required to maintain compliance with two financial maintenance covenants: a minimum consolidated interest coverage ratio and a maximum consolidated net leverage ratio. The Company was in compliance with the minimum consolidated interest coverage ratio covenant as of March 31, 2023. On April 28, 2023, the bank waived the testing of the maximum consolidated net leverage ratio for the period ended March 31, 2023. The Company believes without the waiver it would have been non-compliant with the maximum consolidated net leverage ratio covenant for the trailing twelve month measurement period ended March 31, 2023. The Line of Credit is secured by a first priority security interest in substantially all of the assets of the Company and its subsidiaries.
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
As of March 31, 2023, the Company’s outstanding borrowings and available balance under the Line of Credit were as follows (in millions):

Maximum principal borrowing amount	$100.0
Less:
Outstanding borrowings	—
Outstanding letters of credit	4.9
Total available balance	$95.1

8. Stockholders’ Equity
Shares Reserved for Future Issuance
The following shares of the Company's common stock were reserved for future issuance at March 31, 2023 (in thousands):

Shares reserved for issuance upon conversion of Convertible Senior Notes	2,554
Shares underlying outstanding warrants	194
Shares underlying outstanding stock options	4,354
Shares underlying unvested restricted stock units	1,798
Shares authorized for issuance pursuant to awards granted under the ESPP	953
Shares authorized for future equity award grants	147
Total	10,000
Common Stock Warrants

Warrants outstanding to purchase shares of the Company's common stock as of March 31, 2023 were as follows:

Issue Date	Exercise Price Per Share	Warrants Outstanding	Expiration Date of Warrants Outstanding
March 2017	$23.50	193,788	March 2027

Each warrant allows the holder to purchase one share of common stock at the per share exercise price of the warrant.
Stock Plans
The Company’s Amended and Restated 2013 Stock Incentive Plan (2013 Plan) was approved by the Company’s board of directors (Board) in October 2013. Under the 2013 Plan, the Company may grant stock options, stock appreciation rights, restricted stock and restricted stock units to individuals who are then employees, officers, directors or consultants of the Company.
The ESPP was approved by the Board in October 2013. The ESPP enables eligible employees to purchase shares of the Company’s common stock using their after-tax payroll deductions, subject to certain conditions. Generally, offerings under the ESPP consist of a two-year offering period with four six-month purchase periods which begin in May and November of each year. There were no shares of common stock purchased under the ESPP during the three months ended March 31, 2023 and 2022.
Stock-Based Compensation
Stock Options
Stock options have an exercise price equal to the closing price of the Company's common stock on the applicable grant date, and have a maximum term of ten years. Stock options granted before the second quarter of 2022 generally vest over a four-year period as to 25% of the underlying shares on the first anniversary of the grant date, with the balance of the options vesting monthly over the following three years. Stock options granted during the second quarter of 2022 and thereafter vest over a three-year period as to 33% of the underlying shares on the first anniversary of the grant date, with the balance of the options vesting monthly over the following two years. There were no common stock options granted during the three months ended March 31, 2023 and 2022.
Restricted Stock Units
Restricted stock units (RSUs) have a grant value equal to the closing price of the Company’s common stock on the award date. RSUs granted before March 2022 generally vest over a four-year period based on continued service to the Company as to 25% of the underlying shares on the first anniversary of the award, with the balance of the RSUs vesting quarterly over the following three years. RSUs granted in March 2022 and thereafter vest over a three-year period based on continued service to the Company as to 33% of the underlying shares on the first anniversary of the award, with the balance of the RSUs vesting quarterly over the following two years.
The total number of RSUs granted and the respective weighted average grant date fair value were as follows:

	Three Months Ended March 31,
	2023	2022
RSUs granted	154,146	187,076
Weighted average grant date fair value (per share)	$42.81	$109.97
The following table summarizes the allocation of stock-based compensation expense included in the condensed consolidated statements of operations for all stock-based compensation arrangements (in thousands):

	Three Months Ended March 31,
	2023	2022
Cost of sales	$1,594	$1,846
Selling, general and administrative	14,112	11,854
Research and development	5,488	4,410
Total stock-based compensation expense	$21,194	$18,110
The total stock-based compensation expense capitalized as part of the cost of the Company’s inventories was $1.4 million at March 31, 2023, and $1.1 million at December 31, 2022.

9. Employee Benefits
Employee 401(k) Plan
The Company has a defined contribution 401(k) plan for employees in the United States who are at least 18 years of age. Employees are eligible to participate in the plan beginning on the first day of the calendar month following their date of hire. Unless they affirmatively elect otherwise, employees are automatically enrolled in the plan following 30 days from date of rehire or entry date. Under the terms of the plan, employees may make voluntary contributions as a percent of compensation, and, starting in 2022, the Company matches a discretionary percentage of employee contributions.

10. Income Taxes
For the three months ended March 31, 2023, the Company recognized income tax expense of $0.3 million on a pre-tax loss of $123.6 million. Income tax expense for the three months ended March 31, 2023 was primarily attributable to state and foreign income tax expense as a result of current taxable income in certain jurisdictions.
For the three months ended March 31, 2022, the Company recognized an income tax benefit of $1.7 million on a pre-tax loss of $16.4 million. The income tax benefit for the three months ended March 31, 2022, was primarily attributable to the Company’s pre-tax loss position, offset by state and foreign income tax expense as a result of current taxable income in certain jurisdictions.
The Company calculated the provision for income taxes for the three months ended March 31, 2023 using a discrete effective tax rate method as the annual effective tax rate method would not provide a reliable estimate. For the three months ended March 31, 2022, the Company calculated the benefit for income taxes by applying an estimate of the annual effective tax rate for the full year to ordinary income (loss) adjusted by the tax impact of discrete items.
The Company continues to maintain a full valuation allowance against its net deferred tax assets as of March 31, 2023, based on the current assessment that it is not more likely than not these future benefits will be realized before expiration.

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

Revenues by Geographic Region and Customer Sales Channel
During the three months ended March 31, 2023, and 2022, no individual country outside the United States generated revenue that represented more than 10% of total revenue. The table below sets forth revenues for the Company’s two primary geographical markets, based on the geographic location to which its products are shipped (in thousands):

	Three Months Ended March 31,
	2023	2022
United States	$131,242	$131,283
Outside the United States	38,141	44,624
Total Sales	$169,383	$175,907
Sales to distributors accounted for 65% and 65% of the Company’s total United States sales for the three months ended March 31, 2023 and 2022, respectively. Sales to distributors accounted for 94% and 96% of the Company’s total sales outside the United States for the three months ended March 31, 2023 and 2022, respectively.

12. Acquisitions

AMF Medical Acquisition
On December 10, 2022, the Company, entered into a Share Purchase Agreement (Purchase Agreement) with AMF Medical SA, a corporation organized and existing under the laws of Switzerland (AMF Medical), and its shareholders to acquire all of the registered shares of AMF Medical (Transaction). AMF Medical is the developer of the Sigi™ Patch Pump, which is designed to be an ergonomic, rechargeable patch pump that reduces the burden of managing diabetes through its use of pre-filled insulin cartridges. The Sigi Patch Pump is under development and not commercially available.
On January 19, 2023, the Company completed the acquisition of AMF Medical, pursuant to the terms of the Purchase Agreement. The total aggregate consideration for the Transaction includes a previous strategic investment of Swiss Francs (CHF) 8.0 million made in the third quarter of 2022, a cash payment of CHF 62.4 million paid at the closing of the Transaction, and additional contingent earnout payments of up to CHF 129.6 million. The contingent earnout payments become payable upon the achievement of certain milestones, and are comprised of a payment of up to CHF 38.4 million upon the successful completion of key development milestones over the next two years, and a payment of up to CHF 91.2 million upon obtaining regulatory clearance from the United States Food and Drug Administration of an automated controller enabled (ACE) pump. The contingent consideration will be recognized as each contingency is resolved and the respective consideration is paid or becomes payable. At March 31, 2023, the contingencies related to the earnout milestones were not yet resolved and, therefore, the related amounts were not included in the fair value of the asset acquired and were not recognized as a liability on the condensed consolidated balance sheet at March 31, 2023. The Company funded the initial closing payment using existing cash balances. As of December 31, 2022, the previous strategic investment was included as a component of other long-term assets on the condensed consolidated balance sheet.
The transaction was accounted for as an asset acquisition as substantially all the value of the gross assets were concentrated in a single asset. The Company recorded a $78.8 million charge representing the value of acquired in-process research and development assets with no alternative future use, and acquisition related expenses, on its condensed consolidated statements of operations in acquired in-process research and development expenses. The Company’s results of operations for the three months ended March 31, 2023 included the operating results of AMF Medical since the date of acquisition.

Capillary Biomedical Acquisition
On July 21, 2022, the Company acquired Capillary Biomedical, Inc. (Capillary Biomedical) an infusion set developer, for total cash consideration of $24.7 million, and the assumption of $4.7 million of long-term debt. The debt becomes due and payable upon the first sale or license of the commercialized product, and is included as a component of other long-term liabilities on the condensed consolidated balance sheets at March 31, 2023 and December 31, 2022. Capillary Biomedical’s extended-wear infusion set technology is currently in development and is not yet commercially available. The Company funded the purchase price using existing cash balances.
The transaction was accounted for as an asset acquisition as substantially all the value of the gross assets was concentrated in a single asset. The Company recorded a $31.0 million charge representing the value of acquired in-process research and development assets with no alternative future use, and acquisition related expenses, on its condensed consolidated statements of operations in acquired in-process research and development expenses. The Company’s results of operations for the three months ended March 31, 2023 included the operating results of Capillary Biomedical.

13. Commitments and Contingencies
Legal and Regulatory Matters
In May 2020, the Company was named as a defendant in three California state court class action lawsuits arising from a phishing incident that occurred in January 2020. Collectively, these lawsuits sought statutory, compensatory, actual, and punitive damages; equitable relief, including restitution; pre- and post-judgment interest; injunctive relief; and attorney fees, costs, and expenses from us. On July 24, 2020, these three lawsuits were consolidated into a single case in the Superior Court of the State of California in the County of San Bernardino entitled Joseph Deluna et al. v. Tandem Diabetes Care, Inc. The consolidated case alleged violations of the Confidentiality of Medical Information Act (CMIA), CCPA, California’s Unfair Competition Law (UCL), and breach of contract. The Company filed a demurrer on all claims, which was heard by the Court on October 20, 2020, and the demurrer to the CCPA claim was sustained. The plaintiffs filed a motion for class certification on January 7, 2022 and we filed a motion for summary adjudication on the CMIA claim on April 7, 2022. On February 8, 2023, the Court granted plaintiffs’ request to dismiss their remaining two claims with prejudice, and dismissed the motion for class certification, thereby terminating the case in the Superior Court. On March 7, 2023, the plaintiffs filed a notice of appeal of the Court’s order granting the Company’s motion for summary adjudication. Although the Company intends to vigorously defend against this claim, there is no guarantee that the Company will prevail. Accordingly, the Company is unable to determine the ultimate outcome of this lawsuit or determine the amount or range of potential losses associated with the lawsuit.
From time to time, the Company is involved in various other legal proceedings, regulatory matters, and other disputes or claims arising from or related to claims incident to the normal course of the Company’s business activities, including actions with respect to intellectual property, data privacy, employment, regulatory, product liability and contractual matters. Although the results of such legal proceedings and claims cannot be predicted with certainty, as of March 31, 2023 the Company believes it is not currently a party to any legal proceedings, regulatory matters, or other disputes or claims for which a material loss was considered probable or for which the amount (or range) of loss was reasonably estimable. However, regardless of the merit of the claims raised or the outcome, legal proceedings may have an adverse impact on the Company as a result of defense and settlement costs, diversion of management time and resources, and other factors.
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

Item 2.     Management’s Discussion and Analysis of Financial Condition and Results of Operations.
You should read the following discussion and analysis together with our financial statements and related notes in Part I, Item 1 of this Quarterly Report on Form 10-Q for the quarter ended March 31, 2023 (Quarterly Report).
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
Our forward-looking statements are based on our management’s current assumptions and expectations about future events and trends, which affect or may affect our business, strategy, operations or financial performance. Although we believe that these forward-looking statements are based upon reasonable assumptions, they are subject to numerous known and unknown risks and uncertainties and are made in light of information currently available to us. Our actual financial condition and results could differ materially from those anticipated in these forward-looking statements as a result of various factors, including those set forth below in the section entitled “Risk Factors” in Part II, Item 1A, of our Annual Report on Form 10-K for the year ended December 31, 2022 (Annual Report), which is incorporated herein by reference, as well as in the other public filings we make with the Securities and Exchange Commission. You should read this Quarterly Report with the understanding that our actual future financial condition and results may be materially different from and worse than what we expect.
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
Since our initial commercial launch, we have rapidly innovated and brought more products to market than our competitors. Today, the t:slim X2 Insulin Delivery System is our flagship technology solution. In the four-year period ended March 31, 2023, we shipped approximately 430,000 t:slim X2 insulin pumps, which is representative of our in-warranty global installed customer base, assuming the typical four-year reimbursement cycle. Approximately 300,000 of these pumps were shipped to customers in the United States and 130,000 were shipped to customers outside the United States. Our products are currently available in approximately 25 countries outside the United States.

Our manufacturing, sales and support activities principally focus on our flagship pump platform, the t:slim X2 and our complementary product offerings. Our simple-to-use t:slim X2 is based on our proprietary technology platform and is the smallest durable insulin pump available in the United States. The majority of our customers use the t:slim X2 with continuous glucose monitoring (CGM) integration. This allows the t:slim X2 to receive CGM sensor readings, which can then be used in our automated insulin dosing (AID) algorithms, including our Control-IQ technology. Control-IQ is an advanced hybrid-closed loop feature designed to help increase a user’s time in their targeted glycemic range. Multiple studies have demonstrated that use of Control-IQ technology provides people across all demographics with improved clinical outcomes that are both immediate and sustained. It was the first system cleared by the U.S. Food and Drug Administration (FDA) to deliver automatic correction boluses in addition to adjusting insulin to help prevent high and low blood sugar.
The t:slim X2 is unique in that it is the only pump on which remote software updates have been made commercially available in the United States. Now available in the countries we serve worldwide, our Tandem Device Updater (TDU) has allowed approximately 200,000 people to update their t:slim X2 software from a personal computer. This offering is a competitive advantage that allows us to bring our customers clinical and lifestyle enhancements, such as new developments in our AID technology, CGM integrations and mobile app features. In July 2022, we launched a new pump software update through TDU to allow all t:slim X2 pump users in the United States to bolus insulin using our smartphone app that is available on compatible iOS and Android devices.
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

COVID-19 Global Pandemic Impact and Considerations
Information about the COVID-19 global pandemic impact and considerations is set forth under the caption “Risk Factors” in Part II, Item 1A of the Annual Report and is incorporated herein by reference.

Products Under Development
Our products under development support our strategy of developing insulin delivery systems as part of a therapy management portfolio that is designed to improve patient experience and outcomes. Our product development efforts fall into three pillars of innovation: delivery devices, device software including algorithms, and data and insights.
Delivery Devices

We are developing a family of delivery device solutions to meet the varying needs of people living with type 1 and type 2 diabetes by providing choice within our portfolio. Preferences in the size, shape, and mode of operation that comprise an insulin pump’s hardware often impact a person’s pump purchasing decision and overall user experience.

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

Sigi
This ergonomic, rechargeable Sigi™ Patch Pump is being designed to reduce the burden of managing diabetes through its use of pre-filled insulin cartridges and compatibility with AID technology. This product replaces our early-stage disposable tubeless solution that was previously under development.

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
Control-IQ Advancements
We are continuing to drive innovation in our algorithms, emphasizing automation, personalization and simplification to continue to improve therapeutic outcomes and provide a positive patient experience. We recently completed clinical studies to support expanding the indications of our Control-IQ technology to include children with type 1 diabetes ages 2 to 5 years old. Additionally, we are initiating a pivotal study to support expanding indications to include people living with type 2 diabetes. We are also researching the use of different insulins with our Control-IQ technology.

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

Abbott CGM: We have an agreement with Abbott Laboratories (Abbott), to develop and commercialize integrated diabetes solutions that combine Abbott’s FreeStyle Libre CGM technology with our insulin delivery systems. Following the completion of our integrated product development work, we intend to launch in the United States, and expand to additional geographies after obtaining regulatory clearances or approvals, where required.

Data and Insights
Our goal is to innovate across our digital health platforms by using the vast amount of data that we collect, in combination with technology such as artificial intelligence or machine learning, to provide information and insights to people living with diabetes, their caregivers and healthcare providers and insurance payors. Our key objectives include making these insights easy to understand, making the data available in real time, and providing the information in a flexible format through mobile or web apps. In addition, we are working to integrate health-related information from third-party sources and to use our data to support current and future products under development.
Tandem Source

Expanding the capabilities of our t:connect data management application, which is available for customers in the United States, Tandem Source is our second-generation web-based data management application that is being designed to be deployed globally. This application enhances clinical data visualization, and provides added interface customization for users to personalize how they engage with their data and for healthcare providers to better manage their care.
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
Insulin pumps in the markets we serve worldwide are generally subject to a four-year reimbursement cycle, imposed by the third-party insurance carrier, government plan or healthcare system that serves as the primary payor. In the past four years, we have shipped approximately 430,000 insulin pumps worldwide, which is representative of our global in-warranty installed customer base. Our ending estimated worldwide installed base increased approximately 22% year over year.
At the end of the typical four-year reimbursement cycle, customers may be eligible for the purchase of a new insulin pump, subject to the rules and requirements of their primary insurance payor. While warranties generally expire four years from the original pump shipment date, those customers that renew typically purchase a subsequent pump up to one year from the date of warranty expiration. While the majority of our insulin pump sales from initial commercialization through the current period have been generated by sales to new customers, the opportunity to make subsequent sales of renewal insulin pumps to existing customers increases each period as an escalating number of customer warranties expire. With programs dedicated to customer retention efforts, we expect such renewal purchases to represent an increasing portion of our pump shipments over time.
Approximately 300,000 pumps were shipped to customers in the United States in the past four years, which aligns with the standard four-year warranty period. Pump shipments to customers in the United States by fiscal quarter for the current year and each of the previous five years, which aligns more closely with our typical renewal cycle, were as follows:

	United States Pump Unit Shipments for Each of the Three Months Ended in Respective Years
	March 31	June 30	September 30	December 31	Total
2018	4,444	5,447	7,379	12,935	30,205
2019	9,669	12,799	13,814	17,453	53,735
2020	13,158	14,735	18,380	24,552	70,825
2021	16,644	20,665	20,296	25,712	83,317
2022	18,658	20,818	20,394	23,684	83,554
2023	17,003	N/A	N/A	N/A	17,003

Since commencing sales outside the United States in the third quarter of 2018, we shipped approximately 130,000 pumps and our products are now available in approximately 25 countries. The ordering patterns of our distributors outside the United States for pumps and supplies has historically been highly variable from period to period due to a number of factors including summer vacations, the timing of product launches into new geographies and variability in the ordering patterns of our distributor partners. We are only beginning to complete a full four-year reimbursement cycle in certain of our markets outside of the United States. Pump shipments to customers outside the United States by fiscal quarter for the current year and each of the prior five years were as follows:

	Outside the United States Pump Unit Shipments for Each of the Three Months Ended in Respective Years
	March 31	June 30	September 30	December 31	Total
2018	N/A	N/A	1,055	3,233	4,288
2019	5,063	8,459	4,025	2,149	19,696
2020	4,220	3,952	3,641	8,133	19,946
2021	8,708	13,152	11,262	11,873	44,995
2022	9,437	11,296	12,113	11,939	44,785
2023	6,052	N/A	N/A	N/A	6,052

Trends and Uncertainties Impacting Financial Results
Our financial condition and operating results have historically fluctuated on a quarterly or annual basis. We expect these periodic fluctuations will continue to be impacted by a number of trends and uncertainties, including the following:
Regulatory Approvals and Actions
•Sales of new products are subject to local government regulations. The requirements and timelines to receive regulatory clearance can vary substantially from country to country and delays may impact our ability to expand our worldwide customer base and bring products to market in a competitive timeframe. These delays, or failure to receive regulatory approval could adversely impact our revenue and results of operations.
•Any adverse event involving any products that we distribute could result in future corrective actions, such as recalls or customer notifications, or regulatory agency action, which could include inspection, mandatory recall or other enforcement action. Any action by regulatory bodies against us, and any regulatory challenges we encounter could have a negative impact on our product sales and harm our reputation.
Product - Launches and Reimbursement
•We expect our business to be impacted by the introduction of new diabetes devices and treatments by us or our competitors. The success of our products is variable and we believe it correlates to market acceptance, anticipated product launches and commercial availability. We anticipate that our recently announced Tandem Choice program, and its related financial and accounting impact, my continue to materially impact our business until the conclusion of the program.
•Our revenue and results of operations may be impacted by the failure to secure or retain adequate coverage or reimbursement for our current and future products from third-party payors.
Foreign Markets
•We have expanded our business and launched new products in select geographies outside the United States. The ordering patterns of our distributors outside the United States is highly variable from period to period. The commencement of utilizing a European distribution center beginning in the third quarter of 2022 also led to downward adjustments of inventory levels from our distributors in late 2022 and early 2023.

Seasonality
•Seasonality in the United States is associated with annual insurance deductibles and coinsurance requirements of the medical insurance plans used by our customers and the customers of our distributors. In the United States, we typically experience a higher volume of pump shipments in the third and fourth quarters due to the nature of the reimbursement environment. Other factors that may impact sales across the year include the timing of winter, summer and other seasonal holidays, particularly in our markets outside the United States.
Macroeconomic Factors
•Global economic and market uncertainty, such as recessionary concerns, inflation, changes in discretionary spending and increased interest rates have impacted our customers’ purchasing decisions and the buying patterns of our distributors.
•The rising rate of inflation and the lingering effects of COVID-19 have continued to disrupt our relationship with suppliers, third-party manufacturers, healthcare providers, distributors and our existing or potential customers. We are experiencing higher costs as we navigate these global macroeconomic challenges.

Components of Results of Operations
Sales
We offer products for people with insulin-dependent diabetes in approximately 25 countries. The t:slim X2 insulin pump is our flagship pump platform. Our other products include disposable insulin cartridges and infusion sets, as well as our complementary t:connect, TDU and mobile application products. Our primary customers are the end customers who use our products, non-exclusive distribution partners whose level of service varies based on geography, the healthcare professionals who prescribe our products and the healthcare systems or payors who provide insurance coverage and access to our products. Our sales may fluctuate from period to period, particularly due to seasonality in the United States associated with the timing of insurance deductible resets, which generally reflect in a significant decline in pump shipments from any fourth quarter to the following first quarter. Therefore, the lowest percentage of sales is reported in the first quarter of each calendar year and the highest percentage in the fourth quarter.
In September 2022, we began offering the Tandem Choice program to eligible t:slim X2 customers to provide a pathway to ownership of its newest hardware platform for a fee when available. Tandem Choice expires on December 31, 2024. The accounting treatment for Tandem Choice is complex. Initially, the program requires the deferral of some portion of sales for shipments of eligible pumps, which began in the third quarter of 2022. No election is made by the customer at the time of the initial sale, nor does the right offered to the customer impact the economics associated with how or when the initial pump sale is reimbursed. If a customer elects to participate in Tandem Choice at a future date beginning with the launch of our next generation hardware platform, we will recognize the existing deferral, incremental fees received and the associated costs of providing the new hardware at the time of fulfillment. Any remaining deferrals will be recognized at program expiration. At this time, we are not able to estimate the financial impact for the duration of Tandem Choice.
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
Other Income and Expense
Other income and expense primarily consists of interest earned on our cash equivalents and short-term investments, foreign currency transaction gains and losses, and interest expense which includes the amortization of debt issuance costs related to our 1.50% Convertible Senior Notes due May 2025.
Income Tax Expense (Benefit)

Because the Company maintains a full valuation allowance against its net deferred tax assets, income tax expense is expected to primarily consist of current federal, state and foreign cash tax expense as a result of taxable income anticipated or incurred in those jurisdictions.

Results of Operations

	Three Months Ended March 31,
(in thousands, except percentages)	2023	2022
Sales:
United States	$131,242	$131,283
Outside the United States	38,141	44,624
Total sales	169,383	175,907
Cost of sales	86,476	84,814
Gross profit	82,907	91,093
Gross margin	49%	52%
Operating expenses:
Selling, general and administrative	89,814	73,271
Research and development	42,160	33,160
Acquired in-process research and development	78,750	—
Total operating expenses	210,724	106,431
Operating loss	(127,817)	(15,338)
Other income (expense), net:
Interest income and other, net	5,865	415
Interest expense	(1,634)	(1,516)
Total other income (expense), net	4,231	(1,101)
Loss before income taxes	(123,586)	(16,439)
Income tax expense (benefit)	287	(1,724)
Net loss	$(123,873)	$(14,715)

Comparison of the Three Months Ended March 31, 2023 and 2022
Sales
For the three months ended March 31, 2023, sales were $169.4 million, which included $38.1 million of sales outside the United States. For the three months ended March 31, 2023, we deferred $2.0 million of pump sales as the result of Tandem Choice, which launched in the third quarter of 2022. Sales were $175.9 million for the same period in 2022, which included $44.6 million of sales outside the United States.

Sales by product in the United States were as follows (in thousands):

	Three Months Ended March 31,
	2023	2022	% Change
Pump	$66,457	$73,497	(10)%
Supplies and other	66,808	57,786	16%
Deferral for Tandem Choice program	(2,023)	—	—%
Total Sales in the United States	$131,242	$131,283	—%
Pump sales in the United States were $66.5 million for the first quarter of 2023, compared to $73.5 million in the first quarter of 2022 as pump shipments decreased 9% compared to the same period in 2022. We continued to face challenging marketplace dynamics and economic conditions, with inflation and the threat of recession impacting pump purchasing decisions. Sales of pump-related supplies increased 15% primarily due to an 18% increase year over year in our ending estimated installed base of customers in the United States. Sales to distributors accounted for 65% and 65% of our total sales in the United States for the three months ended March 31, 2023 and 2022, respectively. Sales in the United States for the three months ended March 31, 2023 were reduced by a deferral of $2.0 million as the result of our Tandem Choice program which launched in the third quarter of 2022. No comparable program existed in the first quarter of 2022.

Sales by product outside the United States were as follows (in thousands):

	Three Months Ended March 31,
	2023	2022	% Change
Pump	$18,247	$22,332	(18)%
Supplies and other	19,894	22,292	(11)%
Total Sales Outside the United States	$38,141	$44,624	(15)%
Pump sales outside the United States were $18.2 million for the first quarter of 2023, compared to $22.3 million in the first quarter of 2022. We commenced operations of a centralized European distribution center in late 2022, which resulted in significant disruption to distributor ordering patterns in the first quarter of 2023 as affected distributors reduced their inventory levels to accommodate for the reduced transit time. As a result, pump shipments decreased 36% compared to the same period in the prior year and supply orders declined as well. We expect that this transition will continue to impact sales of pumps and supplies in Europe through the second quarter of 2023. The decrease in pump sales was offset by a 27% increase in average selling prices due primarily to geographical mix. Sales of pump-related supplies benefited from a 33% increase in our ending estimated installed base of customers outside the United States. Sales to distributors accounted for 94% and 96% of our total sales outside the United States for the three-month periods ended March 31, 2023 and 2022, respectively.
Cost of Sales and Gross Profit
Our cost of sales for the three months ended March 31, 2023 was $86.5 million, resulting in gross profit of $82.9 million, compared to cost of sales of $84.8 million and gross profit of $91.1 million for the same period in 2022. The gross margin for the three months ended March 31, 2023 and 2022 was 49% and 52%, respectively.
Gross profit for the three months ended March 31, 2023 was most meaningfully impacted by the decrease in sales associated with the European distribution center transition. Furthermore, gross profit was reduced by $2.0 million from the impact of Tandem Choice, resulting in a gross margin reduction of 1 percentage point. The impact on gross margin from our Tandem Choice program will fluctuate through the expiration of the program based on the timing of availability of a new hardware platform and the number of eligible customers who ultimately elect to participate.
Gross margin benefited from improvement in average selling prices and reduced manufacturing costs, offset by certain high-cost raw materials, unfavorable product mix and fluctuations in other non-manufacturing costs associated with lower sales. More specifically, the higher cost of raw materials stemmed from supply chain challenges in the pandemic, where certain pump materials were sourced from alternative suppliers to reduce the risk of component shortages. Consistent with recent quarters, these higher supply and freight costs resulted in a one percentage point reduction to gross margin. The remaining high-cost inventory is anticipated to be consumed by mid-2023.
Operating Expenses
Our operating expenses for the three months ended March 31, 2023 were $210.7 million, compared to $106.4 million for the three months ended March 31, 2022. The increase was mainly driven by $78.8 million of in-process research and development expenses in connection with our recent acquisition of AMF Medical, for which there was no comparable expense in the first quarter of 2022. Incremental personnel and discretionary spending attributable to our recent acquisitions was $4.0 million. Additionally, we incurred certain non-recurring employee severance costs of $2.7 million in the first quarter of 2023, with no comparable expense in 2022.

Selling, General and Administrative Expenses. SG&A expenses increased 23% to $89.8 million for the three months ended March 31, 2023, from $73.3 million for the same period in 2022. Employee-related expenses for our SG&A functions comprise the majority of SG&A expenses. The increase compared to 2022 was primarily the result of an $8.6 million increase in salaries, incentive compensation, non-cash stock-based compensation, and other employee benefits due primarily to an increase in personnel to provide continued support services for our growing installed customer base. SG&A expenses for the first quarter of 2023 also included a non-recurring charge of $2.1 million recorded in connection with certain severance costs. We also experienced a $5.8 million increase in facilities and other non-employee discretionary spending, primarily attributable to outside consulting, outside services and travel.
Research and Development Expenses. R&D expenses increased 27% to $42.2 million for the three months ended March 31, 2023, from $33.2 million for the same period in 2022. The increase in R&D expenses was primarily the result of a $7.1 million increase in salaries, incentive compensation, non-cash stock-based compensation, severance, and other employee benefits due to an increase in personnel to support our product development efforts. We also experienced a $1.9 million increase in other non-employee discretionary spending, including clinical trial expenses and equipment costs.
Acquired In-Process Research and Development Expenses. Acquired IPR&D expenses of $78.8 million for the three months ended March 31, 2023 represented the value of assets acquired, and acquisition related expenses, in connection with our acquisition of AMF Medical (see Note 12, “Acquisitions”).
Other Income (Expense), Net
Total other income (expense), net for the three months ended March 31, 2023 was $4.2 million income, compared to $1.1 million expense in the same period in 2022. Other income, net for the three months ended March 31, 2023 primarily consisted of $4.2 million of interest income earned on our cash equivalents and short-term investments, and $1.6 million in foreign currency transaction gains, partially offset by $1.6 million of interest expense which included the amortization of debt issuance costs related to our Convertible Senior Notes. Other expense, net for the three months ended March 31, 2022 primarily consisted of $1.5 million of interest expense which included the amortization of debt issuance costs related to our Notes.
Income Tax Expense (Benefit)
We recognized income tax expense of $0.3 million on a pre-tax loss of $123.6 million for the three months ended March 31, 2023, compared to an income tax benefit of $1.7 million on pre-tax loss of $16.4 million for the three months ended March 31, 2022. Income tax expense for the three months ended March 31, 2023 was primarily attributable to state and foreign income tax expense as a result of current taxable income in certain jurisdictions. The income tax benefit for the three months ended March 31, 2022 was primarily attributable to the Company’s pre-tax loss position, offset by state and foreign income tax expense as a result of current taxable income in certain jurisdictions.
Liquidity and Capital Resources
At March 31, 2023, we had $519.6 million in cash and cash equivalents and short-term investments. In addition, we had a total available balance of $95.1 million at March 31, 2023 under our Revolving Line of Credit (Line of Credit), which expires in May 2025 (see Note 7, “Debt”). We believe that our cash and cash equivalents, short-term investments, borrowing availability under the Line of Credit, and future cash flows from operations will be sufficient to fund our ongoing core business activities.
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

The following table shows a summary of our cash flows for the three months ended March 31, 2023 and 2022 (in thousands):

	Three Months Ended March 31,
	2023	2022
Net cash provided by (used in):
Operating activities	$(18,326)	$13,800
Investing activities	(26,329)	5,197
Financing activities	(541)	3,500
Effect of foreign exchange rate changes on cash	441	3
Net increase (decrease) in cash and cash equivalents	$(44,755)	$22,500

Operating Activities. Net cash used in operating activities was $18.3 million for the three months ended March 31, 2023, compared to $13.8 million cash provided by operating activities in the same period in 2022. The reduction in net cash provided by operating activities for 2023 compared to 2022 was primarily a result of the increase in net loss, which included $78.8 million of acquired in-process research and development expenses in 2023, as well as working capital changes. Working capital changes during the three months of 2023 primarily consisted of increases in inventories and prepaid and other current assets, offset by a decrease in accounts receivable. Accounts receivable decreased to $91.4 million at March 31, 2023, from $114.7 million at December 31, 2022. Inventories increased to $131.6 million at March 31, 2023 from $111.1 million at December 31, 2022.
Investing Activities. Net cash used in investing activities was $26.3 million for the three months ended March 31, 2023, which was primarily related to $109.1 million of purchases of short-term investments, $69.5 million for the acquisition of AMF Medical, including transaction costs (see Note 12, “Acquisitions”), and $8.8 million in purchases of property and equipment, offset by $163.1 million in proceeds from maturities and redemptions of short-term investments. Net cash provided by investing activities was $5.2 million for the three months ended March 31, 2022, which was primarily related to $118.6 million in proceeds from maturities and redemptions of short-term investments, offset by $110.7 million of purchases of short-term investments, and $2.6 million in purchases of property and equipment.
Financing Activities. Net cash used in financing activities was $0.5 million for the three months ended March 31, 2023, which primarily consisted of payments for tax withholdings related to the issuance of common stock under our stock plans. Net cash provided by financing activities was $3.5 million for the three months ended March 31, 2022, which primarily consisted of proceeds from the issuance of common stock under our stock plans.
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
•payments under licensing, development and commercialization agreements; and
•acquisition and subsequent integration of businesses, products and technologies.
Critical Accounting Policies
Our discussion and analysis of our financial condition and results of operations are based on our condensed consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America (U.S. GAAP). The preparation of these condensed consolidated financial statements requires management to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses and the disclosure of contingent assets and liabilities in our condensed consolidated financial statements and accompanying notes as of the date of the financial statements. We evaluate our estimates and judgments on an ongoing basis. We base our estimates on historical experience and on various other factors that we believe are reasonable under the circumstances, the results of which form the basis for making judgments about our financial condition and results of operations that are not readily apparent from other sources. Some of those judgments can be subjective and complex, and therefore, actual results could differ materially from those estimates under different assumptions or conditions.
There have been no material changes to our critical accounting policies and estimates from the information provided in Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Critical Accounting Policies Involving Management Estimates and Assumptions,” included in our Annual Report on Form 10-K for the year ended December 31, 2022.
Off-Balance Sheet Arrangements
As of March 31, 2023, we are a party to certain standby letter of credit arrangements in support of our operating lease obligations. For a description of the arrangements we consider significant, see Note 13 “Commitments and Contingencies” to the condensed consolidated financial statements in Part I, Item 1 of this Quarterly Report.

Item 3. Quantitative and Qualitative Disclosures about Market Risk.
Credit and Interest Rate Risks
We invest our excess cash in marketable securities consisting primarily of U.S. Treasury securities, U.S. Government-sponsored enterprise securities, commercial paper and corporate debt securities. Some of the financial instruments in which we invest subject us to market risk, in that a change in prevailing interest rates may cause the principal amount of the instrument to fluctuate. Other financial instruments in which we invest subject us to credit risk, in that the value of the instrument may fluctuate based on the issuer’s ability to pay. Credit rating agencies have, from time to time, issued downgrades or revised outlooks to negative for certain issuers of the debt securities held in our short-term investments portfolio. We review our portfolio of available-for-sale debt securities quarterly to determine if any investment is impaired due to changes in credit risk or other potential valuation concerns. Unrealized losses on available-for-sale debt securities at March 31, 2023 were primarily due to the recent increase in market interest rates. Based on the credit quality of the available-for-sale debt securities in an unrealized loss position, and our current estimates of future cash flows to be collected from those securities, we believe the unrealized losses were not credit losses (see Note 3, “Short-Term Investments”).
The primary objectives of our investment activities are to maintain liquidity and preserve principal while maximizing the income we receive from our financial instruments without significantly increasing risk. We have established guidelines regarding approved investments and maturities of investments, which are primarily designed to maintain liquidity and preserve principal.
Because of the short-term maturities of our financial instruments, we do not believe that an increase or decrease in market interest rates would have any significant impact on the realized value of our investment portfolio. If a 10% change in interest rates were to have occurred on March 31, 2023, it would not have had a material effect on the fair value of our investment portfolio as of that date.
In May 2020, we issued $287.5 million principal amount of Convertible Senior Notes, which bear interest at a fixed rate of 1.50% per year. Accordingly, we are not subject to interest rate risk as a result of the Convertible Senior Notes (see Note 7, “Debt”).
Foreign Currency Exchange Rate Risk
Our operations are primarily located in the United States. In addition, we have a sales and marketing office in Canada, a distribution center in the Netherlands and, beginning in 2023, a research and development facility in Switzerland associated with the acquisition of AMF Medical. Our sales to customers in the United States are made in U.S. dollars. Sales from our distribution center in the Netherlands are made to independent distributors under agreements denominated in Euros. In addition, a portion of our sales in Canada are denominated in Canadian dollars. Accordingly, we believe our exposure to foreign currency rate fluctuations is primarily related to our operations in Canada and Europe, and acquisition related contingent earnout payments, where fluctuations in the rate of exchange between the U.S. dollar and the local currency could adversely affect our financial results (see Note 12, “Acquisitions”). As we expand and further develop our operations in markets outside the United States, particularly in Europe, we will be exposed to additional foreign currency exchange rate risk. In addition, from time to time, we may have foreign currency exchange risk related to existing assets and liabilities, other committed transactions and forecasted future cash flows. In certain circumstances, we may seek to manage such foreign currency exchange risk by using derivative instruments such as foreign currency exchange forward contracts to hedge our risk. However, we may choose not to hedge some exposures for a variety of reasons, including prohibitive economic costs.
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

As of March 31, 2023, we carried out an evaluation, under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based on this evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective at a reasonable assurance level as of March 31, 2023.
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
Changes in Internal Control over Financial Reporting
There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) during the quarter ended March 31, 2023 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION
Item 1. Legal Proceedings.
Except as set forth above under the caption “Commitments and Contingencies - Legal and Regulatory Matters” in Part I, Notes to Unaudited Condensed Consolidated Financial Statements, Subsection 13 of this Quarterly Report, as of March 31, 2023, we do not believe we are currently a party to any legal proceedings, regulatory matters, or other disputes or claims which, if determined adversely to us, would, individually or taken together, have a material adverse effect on our business, financial condition, operating results, liquidity or future prospects. However, regardless of the merits of the claims raised or the outcome, legal proceedings, regulatory matters, and other disputes and claims may have an adverse impact on the Company as a result of defense and settlement costs, diversion of management time and resources, and other factors.
Item 1A. Risk Factors.
We are not aware of any material changes to the risk factors set forth under the caption “Risk Factors” in Part II, Item 1A of the Annual Report, which are incorporated herein by reference. The risks described in the Annual Report are not the only ones we face. Additional risks that we currently do not know about or that we currently believe to be immaterial may also impair our business, financial condition, operating results, liquidity, and future prospects.

Item 6. Exhibits.

		Incorporated by Reference				Provided Herewith
Exhibit Number	Exhibit Description	Form	File No.	Date of First Filing	Exhibit Number
10.1	Tandem Diabetes Care, Inc. 2023 Senior Management Cash Bonus Plan					X
31.1	Certification of John F. Sheridan, Chief Executive Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					X
31.2	Certification of Leigh A. Vosseller, Chief Financial Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					X
32.1*	Certification of John F. Sheridan, Chief Executive Officer, pursuant to U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					X
32.2*	Certification of Leigh A. Vosseller, Chief Financial Officer, pursuant to U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					X
101.INS	Inline XBRL Instance Document.					X
101.SCH	Inline XBRL Taxonomy Extension Schema Document.					X
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.					X
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.					X
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.					X
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.					X
104	Cover Page Interactive Data File (embedded within the Inline XBRL Document contained in Exhibit 101).					X

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

Tandem Diabetes Care, Inc.

Dated: May 3, 2023	By:	/s/ John F. Sheridan
John F. Sheridan President and Chief Executive Officer (on behalf of the registrant and as the registrant’s Principal Executive Officer)

Dated: May 3, 2023	By:	/s/ Leigh A. Vosseller
Leigh A. Vosseller Executive Vice President, Chief Financial Officer and Treasurer (on behalf of the registrant and as the registrant’s Principal Financial and Accounting Officer)