Form 10-Q
period 2023-06-30
TANDEM DIABETES CARE INC
filed 2023-08-03
CIK 1438133

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
____________________________________________________________________________________________
FORM 10-Q
_____________________________________________________________________________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended June 30, 2023
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.   ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No   ☒
As of July 28, 2023, there were 65,077,705 shares of the registrant’s Common Stock outstanding.

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements.

TANDEM DIABETES CARE, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except par value)

	June 30,	December 31,
	2023	2022
Assets	(Unaudited)	(Note 1)
Current assets:
Cash and cash equivalents	$130,751	$172,517
Short-term investments	376,495	444,384
Accounts receivable, net	98,714	114,717
Inventories	147,599	111,117
Prepaid and other current assets	10,745	7,241
Total current assets	764,304	849,976
Property and equipment, net	73,752	68,552
Operating lease right-of-use assets	91,054	110,626
Other long-term assets	17,566	23,631
Total assets	$946,676	$1,052,785
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$57,080	$55,730
Accrued expenses	13,120	9,595
Employee-related liabilities	35,473	38,682
Operating lease liabilities	17,757	13,121
Deferred revenue	23,401	18,837
Other current liabilities	27,824	29,325
Total current liabilities	174,655	165,290
Convertible senior notes, net - long-term	284,128	283,232
Operating lease liabilities - long-term	118,400	123,524
Deferred revenue - long-term	15,305	16,874
Other long-term liabilities	24,954	23,918
Total liabilities	617,442	612,838
Commitments and contingencies (Note 13)	—	—
Stockholders’ equity:
Common stock, $0.001 par value; 200,000 shares authorized, 65,062 and 64,513 shares issued and outstanding at June 30, 2023 and December 31, 2022, respectively.	65	65
Additional paid-in capital	1,219,199	1,170,888
Accumulated other comprehensive loss	(1,193)	(1,817)
Accumulated deficit	(888,837)	(729,189)
Total stockholders’ equity	329,234	439,947
Total liabilities and stockholders’ equity	$946,676	$1,052,785
See accompanying notes to unaudited condensed consolidated financial statements.

TANDEM DIABETES CARE, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
(Unaudited)
(In thousands, except per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Sales	$195,917	$200,262	$365,300	$376,169
Cost of sales	94,182	98,316	180,658	183,130
Gross profit	101,735	101,946	184,642	193,039
Operating expenses:
Selling, general and administrative	97,610	80,614	187,424	153,885
Research and development	42,933	33,571	85,093	66,731
Acquired in-process research and development expenses	—	—	78,750	—
Total operating expenses	140,543	114,185	351,267	220,616
Operating loss	(38,808)	(12,239)	(166,625)	(27,577)
Other income (expense), net:
Interest income and other, net	5,784	826	11,649	1,241
Interest expense	(1,605)	(1,537)	(3,239)	(3,053)
Total other income (expense), net	4,179	(711)	8,410	(1,812)
Loss before income taxes	(34,629)	(12,950)	(158,215)	(29,389)
Income tax expense	1,146	2,106	1,433	382
Net loss	$(35,775)	$(15,056)	$(159,648)	$(29,771)
Other comprehensive income (loss):
Unrealized gain (loss) on short-term investments	$(298)	$(1,124)	$1,451	$(3,641)
Foreign currency translation losses	(802)	(97)	(827)	(25)
Comprehensive loss	$(36,875)	$(16,277)	$(159,024)	$(33,437)

Net loss per share - basic	$(0.55)	$(0.23)	$(2.47)	$(0.47)
Net loss per share - diluted	$(0.55)	$(0.24)	$(2.47)	$(0.47)
Weighted average shares used to compute basic net loss per share	64,830	64,077	64,690	63,979
Weighted average shares used to compute diluted net loss per share	64,830	64,078	64,690	63,980
See accompanying notes to unaudited condensed consolidated financial statements.

TANDEM DIABETES CARE, INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(Unaudited)
(In thousands)

Three Months Ended June 30, 2023

	Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Total Stockholders’ Equity
	Shares	Amount
Balance at March 31, 2023	64,609	$65	$1,191,843	$(93)	$(853,062)	$338,753
Exercise of stock options	18	—	305	—	—	305
Vesting of restricted stock units, net of shares withheld for taxes	186	—	(3,163)	—	—	(3,163)
Issuance of common stock for Employee Stock Purchase Plan	249	—	6,804	—	—	6,804
Stock-based compensation expense	—	—	23,410	—	—	23,410
Unrealized loss on short-term investments	—	—	—	(298)	—	(298)
Foreign currency translation losses	—	—	—	(802)	—	(802)
Net loss	—	—	—	—	(35,775)	(35,775)
Balance at June 30, 2023	65,062	$65	$1,219,199	$(1,193)	$(888,837)	$329,234

Six Months Ended June 30, 2023

	Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total Stockholders’ Equity
	Shares	Amount
Balance at December 31, 2022	64,513	$65	$1,170,888	$(1,817)	$(729,189)	$439,947
Exercise of stock options	63	—	1,162	—	—	1,162
Vesting of restricted stock units, net of shares withheld for taxes	237	—	(4,561)	—	—	(4,561)
Issuance of common stock under Employee Stock Purchase Plan	249	—	6,804	—	—	6,804
Stock-based compensation expense	—	—	44,906	—	—	44,906
Unrealized gain on short-term investments	—	—	—	1,451	—	1,451
Foreign currency translation losses	—	—	—	(827)	—	(827)
Net loss	—	—	—	—	(159,648)	(159,648)
Balance at June 30, 2023	65,062	$65	$1,219,199	$(1,193)	$(888,837)	$329,234
See accompanying notes to unaudited condensed consolidated financial statements.

Three Months Ended June 30, 2022

	Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Total Stockholders’ Equity
	Shares	Amount
Balance at March 31, 2022	63,941	$64	$1,089,689	$(3,061)	$(649,310)	$437,382
Exercise of stock options	70	—	2,615	—	—	2,615
Vesting of restricted stock units, net of shares withheld for taxes	66	—	(2,276)	—	—	(2,276)
Issuance of common stock for Employee Stock Purchase Plan	129	—	7,915	—	—	7,915
Exercise of common stock warrants	4	—	68	—	—	68
Stock-based compensation expense	—	—	20,157	—	—	20,157
Unrealized loss on short-term investments	—	—	—	(1,124)	—	(1,124)
Foreign currency translation losses	—	—	—	(97)	—	(97)
Net loss	—	—	—	—	(15,056)	(15,056)
Balance at June 30, 2022	64,210	$64	$1,118,168	$(4,282)	$(664,366)	$449,584

Six Months Ended June 30, 2022

	Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Total Stockholders’ Equity
	Shares	Amount
Balance at December 31, 2021	63,833	$64	$1,068,259	$(616)	$(634,595)	$433,112
Exercise of stock options	172	—	6,398	—	—	6,398
Vesting of restricted stock units, net of shares withheld for taxes	70	—	(2,575)	—	—	(2,575)
Issuance of common stock under Employee Stock Purchase Plan	129	—	7,915	—	—	7,915
Exercise of common stock warrants	6	—	83	—	—	83
Stock-based compensation expense	—	—	38,088	—	—	38,088
Unrealized loss on short-term investments	—	—	—	(3,641)	—	(3,641)
Foreign currency translation losses	—	—	—	(25)	—	(25)
Net loss	—	—	—	—	(29,771)	(29,771)
Balance at June 30, 2022	64,210	$64	$1,118,168	$(4,282)	$(664,366)	$449,584
See accompanying notes to unaudited condensed consolidated financial statements.

TANDEM DIABETES CARE, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(In thousands)

	Six Months Ended June 30,
	2023	2022
Operating Activities
Net loss	$(159,648)	$(29,771)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization expense	7,661	7,181
Amortization of debt issuance costs	1,009	896
Provision for expected credit losses	2,758	1,990
Provision for inventory obsolescence	136	641
Operating lease impairment charge	14,099	—
Amortization of premium on short-term investments	1,755	1,799
Stock-based compensation expense	44,594	38,241
Acquired in-process research and development expenses	78,750	—
Other	(416)	171
Changes in operating assets and liabilities:
Accounts receivable, net	13,553	4,922
Inventories	(35,945)	(20,352)
Prepaid and other current assets	(3,147)	1,524
Other long-term assets	(1,659)	(901)
Accounts payable and accrued expenses	5,557	20,193
Employee-related liabilities	(2,711)	(16,126)
Deferred revenue	2,946	2,934
Operating leases and other current liabilities	5,023	7,443
Other long-term liabilities	1,036	(84)
Net cash provided by (used in) operating activities	(24,649)	20,701
Investing Activities
Purchases of short-term investments	(235,525)	(229,719)
Proceeds from maturities and redemptions of short-term investments	303,110	256,548
Purchases of property and equipment	(16,205)	(14,760)
Acquisition, including in-process research and development, net of cash acquired	(69,496)	—
Purchases of intangible assets and strategic investments	(2,515)	(515)
Net cash provided by (used in) investing activities	(20,631)	11,554
Financing Activities
Proceeds from issuance of common stock under Company stock plans, net	3,407	11,738
Proceeds from exercise of common stock warrants	—	83
Other financing activities	—	(270)
Net cash provided by financing activities	3,407	11,551
Effect of foreign exchange rate changes on cash	107	(21)
Net increase (decrease) in cash and cash equivalents	(41,766)	43,785
Cash and cash equivalents at beginning of period	172,517	71,181
Cash and cash equivalents at end of period	$130,751	$114,966
Supplemental disclosures of cash flow information
Income taxes paid	$1,771	$162
Supplemental schedule of non-cash investing and financing activities
Operating lease right-of-use assets obtained in exchange for operating lease obligations	$—	$110,515
Purchase of property and equipment included in accounts payable	$3,027	$1,255
Intangible costs in accounts payable and other long-term liabilities	$—	$515
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
The Company manufactures, sells, and supports insulin pump products that are designed to address the evolving needs and preferences of differentiated segments of the insulin-dependent diabetes market. The Company’s manufacturing, sales and support activities principally focus on the t:slim X2 Insulin Delivery System (t:slim X2), the Company’s flagship pump platform which has an advanced algorithm for managing insulin delivery, and is designed to display continuous glucose monitoring (CGM) sensor information directly on the pump home screen. The Company’s insulin pump products are compatible with other complementary digital health offerings, such as the t:connect mobile app, cloud-based diabetes management applications and the Tandem Device Updater, a Mac- and PC-compatible tool that offers and supports remote updates of the Company’s insulin pump software from a personal computer. The Company’s insulin pump products are generally considered durable medical equipment and have an expected lifespan of at least four years. In addition to insulin pumps, the Company sells disposable products that are used together with the pumps and are replaced every few days, including cartridges for storing and delivering insulin, and infusion sets that connect the insulin pump to a user’s body.
Basis of Presentation and Principles of Consolidation
The Company has prepared the accompanying unaudited condensed consolidated financial statements in accordance with accounting principles generally accepted in the United States of America (U.S. GAAP) for interim financial information and pursuant to the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and disclosures required by U.S. GAAP for complete financial statements. In the opinion of management, all adjustments which are of a normal and recurring nature and considered necessary for a fair presentation of the financial information contained herein, have been included.
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
Reclassifications
The change in fair value of common stock warrants for the three and six months ended June 30, 2022, which was previously reported separately, is now reported as a component of interest income and other, net on the condensed consolidated statements of operations. In addition, certain prior year balances on the condensed consolidated statement of cash flows have been reclassified to conform to the current year presentation.

2. Summary of Significant Accounting Policies
There have been no material changes to the Company’s significant accounting policies during the six months ended June 30, 2023, as compared to those disclosed in the Company’s 2022 Annual Report.

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
The Company’s convertible senior notes are carried at amortized cost on the condensed consolidated balance sheets (see Note 7, “Debt”). The Company measures the fair value of its convertible senior notes for disclosure purposes. The Company estimated the fair value of its convertible senior notes to be $265.9 million and $260.5 million at June 30, 2023 and December 31, 2022, respectively, based on Level 2 quoted market prices as of those dates.
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
Intangible Assets Subject to Amortization
Finite-lived intangible assets are recorded at cost, net of accumulated amortization and, if applicable, impairment charges. Amortization of finite-lived intangible assets is recognized over their estimated useful lives on a straight-line basis. The Company did not recognize any intangible asset impairment losses during the six months ended June 30, 2023 and 2022.

Strategic Investments
The Company holds equity investments totaling $10.1 million in two separate private companies, each of which represented less than 5% of the outstanding equity of the respective company as of the date of investment. The investments are carried at cost minus impairment, if any, adjusted for changes in observable prices. The investments were included as a component of other long-term assets on the condensed consolidated balance sheets. The Company monitors these investments to evaluate whether a decline in value has occurred based on the implied value of recent company financings, public market prices of comparable companies and general market conditions.

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
Revenue Recognition for Arrangements with Multiple Performance Obligations
The Company considers the individual deliverables in its product offering to be separate performance obligations. The transaction price is determined based on the consideration expected to be received, based either on the stated value in contractual arrangements or the estimated cash to be collected in non-contracted arrangements. The Company allocates the consideration to the individual performance obligations and recognizes the consideration based on when the performance obligation is satisfied, considering whether or not this occurs at a point in time or over time. Generally, insulin pumps, cartridges, infusion sets, and accessories are deemed performance obligations that are satisfied at a point in time when the customer obtains control of the promised good, which typically is upon shipment for our distributor arrangements and upon receipt for sales directly to individual customers. Complementary products, such as t:connect, Tandem Source and the Tandem Device Updater, are considered distinct performance obligations that are satisfied over time, as access and support for these products is provided throughout the typical four-year warranty period of the insulin pumps. Accordingly, revenue related to the complementary products is deferred and recognized over a four-year period. Where there is no standalone value for the complementary product, the Company determines its value by applying the expected cost plus a margin approach and then allocates the residual to the insulin pumps.
Revenue Recognition for Tandem Choice Program
In September 2022, the Company launched a new technology access program referred to as Tandem Choice, that provides eligible, in-warranty t:slim X2 customers in the United States with the flexibility to obtain the newest hardware platform, Tandem Mobi, when it becomes commercially available. Participating customers have the right to purchase the alternative Tandem pump for a fee, referred to as Choice Right. Tandem Choice expires on December 31, 2024.
For purposes of evaluating Tandem Choice in accordance with ASC 606, the Company has determined that the ability for a customer to upgrade to a new technology represents a material right because the pricing inherent in such option provides the customer with a discount that is incremental to the range of discounts that would otherwise be granted for the related goods and services to comparable customers. The standalone selling price for the Choice Right was estimated based on the adjusted market assessment approach and contemplated the likelihood that the respective option will be exercised. At June 30, 2023 and December 31, 2022, $10.5 million and $6.8 million, respectively, were allocated to the material right provided to customers and recorded in current deferred revenue on the condensed consolidated balance sheets.

Warranty Reserve
The Company generally provides a four-year warranty on its insulin pumps to end-user customers and may replace any pumps that do not function as intended in accordance with the product specifications within the warranty period. Additionally, the Company offers a six-month warranty on disposable insulin cartridges and infusion sets. Estimated warranty costs are recorded at the time of shipment, and the Company reevaluates the estimate of the warranty reserve obligation at each reporting period. Warranty costs are estimated primarily based on the current expected product replacement cost and expected replacement rates using historical experience. Insulin pumps returned to the Company may be refurbished and redeployed. Experience has shown that initial data for any given pump version may be insufficient; therefore, the Company’s process relies on long-term historical averages until sufficient data are available. As actual experience becomes available, the Company uses the data to update the historical averages. The Company may make further adjustments to the warranty reserve when deemed appropriate, giving additional consideration to revised future expectations of performance based on enhanced hardware components, or new features and capabilities that may become available through Tandem Device Updater. Warranty expense is recorded as a component of cost of sales in the condensed consolidated statements of operations.
The following table provides a reconciliation of the changes in product warranty liabilities for the three and six months ended June 30, 2023 and 2022 (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Balance at beginning of the period	$37,152	$30,444	$36,537	$30,401
Provision for warranties issued during the period	8,915	7,279	17,288	14,480
Settlements made during the period	(7,385)	(5,687)	(15,068)	(11,708)
Increases (decreases) in warranty estimates	235	(132)	160	(1,269)
Balance at end of the period	$38,917	$31,904	$38,917	$31,904
As of June 30, 2023 and December 31, 2022, total product warranty reserves were included in the following condensed consolidated balance sheet accounts (in thousands):

	June 30, 2023	December 31, 2022
Other current liabilities	$18,695	$17,280
Other long-term liabilities	20,222	19,257
Total warranty reserve	$38,917	$36,537

Stock-Based Compensation
Stock-based compensation cost is measured at the grant date based on the estimated fair value of the award, and the portion that is ultimately expected to vest is recognized as compensation expense over the requisite service period on a straight-line basis. The Company estimates the fair value of stock options issued under the Company’s stock incentive plans, and the fair value of the employees’ purchase rights under the Company’s Employee Stock Purchase Plan (ESPP), using the Black-Scholes option-pricing model on the date of grant. The Black-Scholes option-pricing model requires the use of assumptions about a number of variables, including stock price volatility, expected term, dividend yield and risk-free interest rate (see Note 8, “Stockholders’ Equity”). The fair value of restricted stock unit (RSU) awards issued under the Company’s stock incentive plans that vest solely based on service, is estimated based on the fair market value of the underlying stock on the date of grant. The fair value of RSU awards that vest based upon the Company’s actual performance relative to predefined performance metrics, and the awardee’s continuing service through the measurement date, is estimated based on the fair market value of the underlying stock on the date of grant and the probability that the specified performance criteria will be met. At each reporting period, the Company reassesses the probability of the achievement of such performance metrics. Any expense change resulting from an adjustment in the estimated shares to be released is recorded in the period of adjustment.

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
For the three and six months ended June 30, 2023, there was no difference in the weighted average number of shares used to calculate basic and diluted net loss per share due to the Company’s net loss position for each of the periods presented. For the three and six months ended June 30, 2022, the net loss used in the calculation of diluted net loss per share was increased by $57,000 and $91,000, respectively, to remove the gain recognized from the change in fair value of certain common stock warrants based on the dilutive effect of assumed exercise, and the denominator was increased by 958 shares and 965 shares, respectively, calculated under the treasury stock method.
Potentially dilutive securities outstanding and not included in the calculation of diluted net loss per share (because inclusion would be anti-dilutive) are as follows (in thousands, in common stock equivalent shares):

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Options to purchase common stock	138	1,235	138	1,327
Unvested restricted stock units	2,032	980	1,677	765
Warrants to purchase common stock	194	195	194	195
Awards granted under the ESPP	32	11	16	6
Convertible senior notes (if-converted)	2,554	2,554	2,554	2,554
	4,950	4,975	4,579	4,847

3. Short-Term Investments
The Company invests in marketable securities primarily consisting of debt instruments of the U.S. Government, U.S. Government-sponsored enterprises, and financial institutions and corporations with strong credit ratings. The following represents a summary of the estimated fair value of short-term investments at June 30, 2023 and December 31, 2022 (in thousands):

At June 30, 2023	Amortized Cost	Gross Unrealized Gain	Gross Unrealized Loss	Estimated Fair Value
Available-for-sale securities:
U.S. Government-sponsored enterprises	$153,474	$8	$(866)	$152,616
U.S. Treasury securities	98,672	1	(326)	98,347
Commercial paper	115,246	—	(198)	115,048
Corporate debt securities	10,509	—	(25)	10,484
Total	$377,901	$9	$(1,415)	$376,495

At December 31, 2022	Amortized Cost	Gross Unrealized Gain	Gross Unrealized Loss	Estimated Fair Value
Available-for-sale securities:
U.S. Government-sponsored enterprises	$100,602	$21	$(615)	$100,008
U.S. Treasury securities	213,105	3	(1,947)	211,161
Commercial paper	112,812	6	(208)	112,610
Corporate debt securities	18,218	—	(104)	18,114
Supranational bonds	2,504	—	(13)	2,491
Total	$447,241	$30	$(2,887)	$444,384

The contractual maturities of available-for-sale debt securities as of June 30, 2023, were as follows (in thousands):

	Years to Maturity
At June 30, 2023	Within One Year	One to Two Years	Estimated Fair Value
U.S. Government-sponsored enterprises	$102,060	$50,556	$152,616
U.S. Treasury securities	90,381	7,966	98,347
Commercial paper	115,048	—	115,048
Corporate debt securities	10,484	—	10,484
Total	$317,973	$58,522	$376,495

The Company has classified all marketable securities, regardless of maturity, as short-term investments based upon the Company’s ability and intent to use any of those marketable securities to satisfy the Company’s liquidity requirements.
The Company reviews the portfolio of available-for-sale debt securities quarterly to determine if any investment is impaired due to changes in credit risk or other potential valuation concerns. Unrealized losses on available-for-sale debt securities at June 30, 2023 were primarily due to the recent increases in market interest rates. The Company does not intend to sell the available-for-sale debt securities that are in an unrealized loss position, and it is not more likely than not that the Company will be required to sell these debt securities before recovery of their amortized cost bases, which may be at maturity. Based on the credit quality of the available-for-sale debt securities in an unrealized loss position, and the Company’s estimates of future cash flows to be collected from those securities, the Company believes the unrealized losses are not credit losses. Accordingly, the Company did not record an allowance for credit losses related to its available-for-sale debt securities at June 30, 2023.
4. Composition of Certain Financial Statement Items
Accounts Receivable
Accounts receivable, net consisted of the following at June 30, 2023 and December 31, 2022 (in thousands):

	June 30,	December 31,
	2023	2022
Accounts receivable	$103,556	$119,044
Less: allowance for credit losses	(4,842)	(4,327)
Accounts receivable, net	$98,714	$114,717

Allowance for Credit Losses
The following table provides a reconciliation of the changes in the allowance for estimated accounts receivable credit losses for the three and six months ended June 30, 2023 and 2022 (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Balance at beginning of the period	$4,467	$4,344	$4,327	$4,249
Provision for expected credit losses	1,372	1,144	2,758	1,990
Write-offs and adjustments, net of recoveries	(997)	(888)	(2,243)	(1,639)
Balance at end of the period	$4,842	$4,600	$4,842	$4,600

Inventories
Inventories consisted of the following at June 30, 2023 and December 31, 2022 (in thousands):

	June 30,	December 31,
	2023	2022
Raw materials	$41,834	$39,207
Work-in-process	33,874	18,571
Finished goods	71,891	53,339
Total inventories	$147,599	$111,117

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
The following table presents information about the Company’s financial assets and liabilities measured at fair value on a recurring basis as of June 30, 2023 and December 31, 2022, and indicates the fair value hierarchy of the valuation techniques used by the Company to determine such fair value (in thousands):

	Fair Value Measurements at June 30, 2023
	Total	Level 1	Level 2	Level 3
Assets
Cash equivalents(1)	$119,066	$119,066	$—	$—
U.S. Government-sponsored enterprises	152,616	—	152,616	—
U.S. Treasury securities	98,347	98,347	—	—
Commercial paper	115,048	—	115,048	—
Corporate debt securities	10,484	—	10,484	—
Total assets	$495,561	$217,413	$278,148	$—

	Fair Value Measurements at December 31, 2022
	Total	Level 1	Level 2	Level 3
Assets
Cash equivalents(1)	$150,742	$150,742	$—	$—
U.S. Government-sponsored enterprises	100,008	—	100,008	—
U.S. Treasury securities	211,161	211,161	—	—
Commercial paper	112,610	—	112,610	—
Corporate debt securities	18,114	—	18,114	—
Supranational bonds	2,491	—	2,491	—
Total assets	$595,126	$361,903	$233,223	$—
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

Headquarters Lease
In September 2021, the Company entered into a lease agreement for 181,949 square feet of general administrative, laboratory, and research and development office space (the Premises) located on High Bluff Drive in San Diego, California (Headquarters Lease), formerly referred to as the Tech Center Lease. Possession of the Premises will be tendered to the Company by the landlord in two phases, with Phase I consisting of 143,850 rentable square feet, and Phase II consisting of 38,099 rentable square feet. The Headquarters Lease also includes a first right of offer with respect to an additional 34,569 rentable square feet of general office space should the space become available.
The Phase I Commencement Date occurred in March 2022 when the Company was tendered possession of the Phase I portion of the Premises, and rent payments commenced in September 2022 (Phase I Rent Commencement Date). The Phase II Commencement Date is expected to occur upon the earlier of (i) the date upon which the Company first commences business in the Phase II portion of the Premises, and (ii) May 1, 2025 (Phase II Rent Commencement Date). The Headquarters Lease term expires in April 2035. The Company has two options to extend the term of the lease, with each option providing for an additional period of five years. The Headquarters Lease term was determined assuming the renewal options would not be exercised.
The initial base rent for the Headquarters Lease is approximately $906,000 per month beginning on the Phase I Rent Commencement Date, and the base rent increases by approximately $255,000 per month on the Phase II Rent Commencement Date. The monthly base rent will increase by 3.0% on each annual anniversary of the respective Rent Commencement Date. In addition to the monthly base rent, the Company is required to pay its proportionate share of certain ongoing operating expenses throughout the duration of the lease. No base rent, other than the proportionate share of operating expenses, will be due for the Phase I portion of the Premises for months two through nine following the Phase I Rent Commencement Date, and for the Phase II portion of the Premises for months two through five following the Phase II Rent Commencement Date. The Company recognized operating lease right-of-use assets and corresponding operating lease liabilities of $107.5 million on the condensed consolidated balance sheet on the Phase I Commencement Date in the first quarter of 2022.
In the second quarter of 2023, the Company began using Phase I of the Headquarters Lease for operations that previously occupied 77,458 square feet of leased space located on Roselle Street (Roselle leases) in San Diego, California. The Roselle leases expired in May 2023. Also in the second quarter of 2023, the Company relocated operations that occupied 73,929 square feet of leased space on Vista Sorrento Parkway in San Diego, California (Vista Sorrento Lease) to the new Headquarters Lease location.
Operating Lease Impairment Charge
During the second quarter of 2023, the Company consolidated facilities by moving the administrative functions and other operations from the Vista Sorrento Lease facility to the new Headquarters Lease location. In connection with permanently ceasing use of the Vista Sorrento facility, the Company recorded a $14.1 million impairment charge as the carrying amount of the assets related to the Vista Sorrento Lease exceeded its fair value based on the Company’s estimate of future discounted cash flows related to the leased facility. Estimates used to determine the present value of future cash flows over the remaining lease term included projected sublease income and a discount rate. The $14.1 million charge was comprised of an $11.2 million impairment of operating lease right-of-use assets and a $2.9 million write-off of fixed assets consisting primarily of leasehold improvements, and was recorded as a component of selling, general and administrative expenses in the condensed consolidated statements of operations.
Supplemental Lease Disclosure Information
The Company’s lease costs recorded in the condensed consolidated statements of operations were as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Operating lease cost	$4,299	$5,061	$8,774	$8,189
Short-term lease cost	124	37	220	71
Right-of-use asset impairment charge	11,224	—	11,224	—
Total lease cost	$15,647	$5,098	$20,218	$8,260

Maturities of operating lease liabilities at June 30, 2023 were as follows (in thousands):

Years Ending December 31,
2023 (remaining)	$8,980
2024	17,198
2025	17,023
2026	17,068
2027	17,333
Thereafter	103,844
Total undiscounted lease payments	181,446
Less: amount representing interest	(45,289)
Present value of operating lease liabilities	136,157
Less: current portion of operating lease liabilities	(17,757)
Operating lease liabilities - long-term	$118,400
The weighted-average remaining lease term and weighted-average discount rate for operating leases were as follows:

	June 30, 2023	December 31, 2022
Weighted-average remaining lease term (in years)	10.6	10.8
Weighted-average discount rate used to determine operating lease liabilities	5.4%	5.3%

Cash paid for amounts included in the measurement of lease liabilities, representing operating cash flows from operating leases, was $4.4 million and $5.9 million for the six months ended June 30, 2023 and 2022, respectively.
Lease For Which Accounting Has Not Yet Commenced
As of June 30, 2023, the Phase II Commencement Date for the Headquarters Lease had not yet occurred. Accordingly, the condensed consolidated balance sheet at June 30, 2023 does not include operating lease right-of-use assets and operating lease liabilities, and the condensed consolidated statements of operations for the three and six months ended June 30, 2023 and 2022 do not include any lease costs, related to Phase II of the Headquarters Lease. In addition, the above disclosures of the Company’s lease costs, maturities of operating lease liabilities, weighted-average remaining lease term, and weighted-average discount rate do not include any amounts related to Phase II of the Headquarters Lease.
The Company currently estimates that Phase II Commencement Date will occur in the first quarter of 2025, at which time the Phase II operating lease right-of-use assets and liabilities will be recorded. Future minimum payments for monthly base rent due under Phase II of the Headquarters Lease, are currently estimated to be $34.7 million in total from 2025 through 2035, subject to the actual Phase II Commencement Date. Because the incremental borrowing rate will not be available until the Phase II Commencement Date, we are not yet able to determine the Phase II operating lease right-of-use assets and liabilities.

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

The Notes are the Company’s senior unsecured obligations. Interest is payable in cash semi-annually in arrears beginning on November 1, 2020 at a rate of 1.50% per year. The Notes mature on May 1, 2025 unless repurchased, redeemed, or converted in accordance with their terms before the maturity date.

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
The net carrying amount of the Notes on the condensed consolidated balance sheets consisted of the following (in thousands):

	June 30, 2023	December 31, 2022
Principal amount	$287,500	$287,500
Unamortized debt issuance costs	(3,372)	(4,268)
Net carrying amount	$284,128	$283,232
The Notes will have a dilutive effect to the extent the average market price per share of common stock for a given reporting period exceeds the conversion price of $112.57. As of June 30, 2023 and December 31, 2022, the if-converted value of the Notes did not exceed the principal amount.
As of June 30, 2023, the unamortized debt issuance costs of $3.4 million associated with the Notes will be amortized to interest expense, at an effective interest rate of 2.2% over the remaining period of approximately 1.8 years.

The following table details interest expense related to the Notes recognized for the three and six months ended June 30, 2023 and 2022 (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Contractual interest expense	$1,078	$1,078	$2,156	$2,156
Amortization of debt issuance costs	450	458	897	896
Total interest expense	$1,528	$1,536	$3,053	$3,052

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

Line of Credit
On May 18, 2022, the Company entered into a three-year Revolving Line of Credit Agreement that provides the Company with a maximum principal borrowing amount of $100.0 million (Line of Credit), reduced by any letters of credit issued and outstanding under a $15.0 million letter of credit sub-limit. The Line of Credit allows the Company to request advances thereunder, and to use the proceeds of such advances for general corporate purposes, including working capital and capital expenditures. The Line of Credit matures on the earlier of (i) May 18, 2025 or (ii) the Springing Maturity Date, unless renewed at maturity upon approval by the Company’s board of directors and the lender. The Springing Maturity Date is any date during the 91 days before the May 1, 2025 maturity date of the Company’s Convertible Senior Notes, that the Company does not satisfy a predefined liquidity threshold. During the term of the Line of Credit, the Company is required to maintain compliance with two financial maintenance covenants: a minimum consolidated interest coverage ratio and a maximum consolidated net leverage ratio. The Company was in compliance with the minimum consolidated interest coverage ratio covenant as of June 30, 2023. On August 2, 2023, the Revolving Line of Credit Agreement was amended to lower the maximum principal borrowing amount to $50.0 million for the remainder of the term and provide that the maximum consolidated net leverage ratio will not be tested, and the borrowing base will be limited to a percentage of eligible accounts receivable for the second and third quarters of 2023. The Line of Credit is secured by a first priority security interest in substantially all of the assets of the Company and its subsidiaries.

Advances drawn under the Line of Credit bear interest at an annual rate of (1) the SOFR Rate (as defined in the Line of Credit); plus (2) an applicable credit spread adjustment ranging from 0.10% to 0.25%; plus (3) an applicable margin ranging from 1.25% to 2.00%, and each advance will be payable on the Maturity Date with the interest on outstanding advances payable quarterly. The Credit Agreement also includes a commitment fee ranging from 0.20% to 0.35% per annum on the average daily unused amount of the Line of Credit, payable quarterly. The Company may, at its option, prepay any borrowings under the Line of Credit, in whole or in part at any time before the maturity date, without premium or penalty. As of June 30, 2023, the Company had no outstanding borrowings under the Line of Credit, and a $4.9 million outstanding standby letter of credit.

8. Stockholders’ Equity
Shares Reserved for Future Issuance
The following shares of the Company's common stock were reserved for future issuance at June 30, 2023 (in thousands):

Shares reserved for issuance upon conversion of Convertible Senior Notes	2,554
Shares underlying outstanding warrants	194
Shares underlying outstanding stock options	4,217
Shares underlying unvested restricted stock units	3,095
Shares authorized for issuance pursuant to awards granted under the ESPP	704
Shares authorized for future equity award grants	1,222
Total	11,986
Common Stock Warrants

Warrants outstanding to purchase shares of the Company's common stock as of June 30, 2023 were as follows:

Issue Date	Exercise Price Per Share	Warrants Outstanding	Expiration Date of Warrants Outstanding
March 2017	$23.50	193,788	March 2027
Each warrant allows the holder to purchase one share of common stock at the per share exercise price of the warrant.
Stock Plans
In May 2023, the Company’s stockholders approved the 2023 Long-Term Incentive Plan (2023 Plan), under which 2,602,184 shares of common stock were initially reserved for issuance. Under the 2023 Plan, the Company may grant stock options, stock appreciation rights, restricted stock and restricted stock units to individuals who are then employees, officers, directors or consultants of the Company. The 2023 Plan replaced the Company’s Amended and Restated 2013 Stock Incentive Plan (2013 Plan), and no further equity awards will be granted under the 2013 Plan.
The Company’s Employee Stock Purchase Plan (ESPP) was approved by the Board in October 2013. The ESPP enables eligible employees to purchase shares of the Company’s common stock using their after-tax payroll deductions, subject to certain conditions. The purchase price of common stock under the ESPP is the lesser of: (a) 85% of the fair market value of a share of the Company’s common stock on the first date of an offering or (b) 85% of the fair market value of a share of the Company’s common stock on the date of purchase. Generally, offerings under the ESPP consist of a two-year offering period with four six-month purchase periods which begin in May and November of each year.

Stock-Based Compensation
Restricted Stock Units
Restricted stock units (RSUs) have a grant value equal to the closing price of the Company’s common stock on the award date. RSUs granted before March 2022 generally vest over a four-year period based on continued service to the Company as to 25% of the underlying shares on the first anniversary of the award, with the balance of the RSUs vesting quarterly over the following three years. RSUs granted in March 2022 and thereafter vest over a three-year period based on continued service to the Company as to 33% of the underlying shares on the first anniversary of the award, with the balance of the RSUs vesting quarterly over the following two years. In addition, the Company granted 110,074 performance-based RSUs during the three and six months ended June 30, 2023, and 53,662 performance-based RSUs during the three and six months ended June 30, 2022. The performance-based RSUs have a grant value equal to the closing price of the Company’s common stock on the award date, and vest upon the Company’s actual performance relative to predefined performance metrics and subject to the awardee’s continuing service through the respective December 31, 2024 and 2025 measurement dates.

The total number of RSUs granted, which includes performance-based RSUs, and the respective weighted average grant date fair value were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
RSUs granted	1,635,679	820,173	1,789,825	1,007,249
Weighted average grant date fair value (per share)	$27.61	$66.88	$28.92	$74.88

Stock Options
Stock options have an exercise price equal to the closing price of the Company's common stock on the applicable grant date, and have a maximum term of ten years. Stock options granted before the second quarter of 2022 generally vest over a four-year period as to 25% of the underlying shares on the first anniversary of the grant date, with the balance of the options vesting monthly over the following three years. Stock options granted during the second quarter of 2022 and thereafter vest over a three-year period as to 33% of the underlying shares on the first anniversary of the grant date, with the balance of the options vesting monthly over the following two years. There were no common stock options granted during the three and six months ended June 30, 2023. The total number of common stock options granted during the three and six months ended June 30, 2022, along with the assumptions used in the Black-Scholes option-pricing model were as follows:

Stock Options
Three and Six Months Ended June 30, 2022
Stock options granted	83,008
Weighted average grant date fair value (per share)	$42.16
Risk-free interest rate	2.7%
Dividend yield	0.00%
Expected volatility	72.0%
Expected term (in years)	5.8
Employee Stock Purchase Plan
The Company records stock-based compensation expense associated with the ESPP using the Black-Scholes option-pricing model. Valuations are performed on the grant date at the beginning of the purchase period, which generally occurs in May and November of each year. The assumptions used in the Black-Scholes option-pricing model for the ESPP were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Weighted average grant date fair value (per share)	$12.52	$26.57	$12.52	$26.57
Risk-free interest rate	4.7%	2.2%	4.7%	2.2%
Dividend yield	0.0%	0.0%	0.0%	0.0%
Expected volatility	60.9%	47.1%	60.9%	47.1%
Expected term (in years)	1.3	1.3	1.3	1.3

The following table summarizes the allocation of stock-based compensation expense included in the condensed consolidated statements of operations for all stock-based compensation arrangements (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Cost of sales	$1,749	$1,900	$3,343	$3,747
Selling, general and administrative	14,871	13,732	28,982	25,586
Research and development	6,781	4,498	12,269	8,908
Total stock-based compensation expense	$23,401	$20,130	$44,594	$38,241
The total stock-based compensation expense capitalized as part of the cost of the Company’s inventories was $1.4 million at June 30, 2023, and $1.1 million at December 31, 2022.
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
10. Income Taxes
For the three and six months ended June 30, 2023, the Company recognized income tax expense of $1.1 million and $1.4 million, respectively, on a pre-tax loss of $34.6 million and $158.2 million, respectively. The Company calculated the provision for income taxes for the three and six months ended June 30, 2023 using a discrete effective tax rate method as the annual effective tax rate method would not provide a reliable estimate. Income tax expense for the three and six months ended June 30, 2023 was primarily attributable to federal, state and foreign income tax expense as a result of current taxable income in certain jurisdictions.
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
The Company continues to maintain a full valuation allowance against its net deferred tax assets as of June 30, 2023, based on the current assessment that it is not more likely than not these future benefits will be realized before expiration.

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
Revenues by Geographic Region and Customer Sales Channel
During the three and six months ended June 30, 2023 and 2022, no individual country outside the United States generated revenue that represented more than 10% of total revenue. The table below sets forth revenues for the Company’s two primary geographical markets, based on the geographic location to which its products are shipped (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
United States	$142,501	$145,667	$273,743	$276,950
Outside the United States	53,416	54,595	91,557	99,219
Total Sales	$195,917	$200,262	$365,300	$376,169
Sales to distributors accounted for 64% and 65% of the Company’s United States sales for the three months ended June 30, 2023 and 2022, respectively, and 65% of the Company’s United States sales for each of the six-month periods ended June 30, 2023 and 2022. Sales to distributors accounted for 94% and 96% of the Company’s sales outside the United States for the three and six-month periods ended June 30, 2023 and 2022, respectively.
12. Acquisitions

AMF Medical Acquisition
On December 10, 2022, the Company entered into a Share Purchase Agreement (Purchase Agreement) with AMF Medical SA, a corporation organized and existing under the laws of Switzerland (AMF Medical), and its shareholders to acquire all of the registered shares of AMF Medical (Transaction). AMF Medical is the developer of the Sigi Patch Pump, which is designed to be an ergonomic, rechargeable patch pump that reduces the burden of managing diabetes through its use of pre-filled insulin cartridges. The Sigi Patch Pump is under development and not commercially available.
On January 19, 2023, the Company completed the acquisition of AMF Medical under the terms of the Purchase Agreement. The total aggregate consideration for the Transaction includes a previous strategic investment of Swiss Francs (CHF) 8.0 million made in the third quarter of 2022, a cash payment of CHF 62.4 million paid at the closing of the Transaction, and additional contingent earnout payments of up to CHF 129.6 million. The contingent earnout payments become payable upon the achievement of certain milestones, and are comprised of a payment of up to CHF 38.4 million upon the successful completion of key development milestones over the next two years, and a payment of up to CHF 91.2 million upon obtaining regulatory clearance from the United States Food and Drug Administration of an automated controller enabled (ACE) pump. The contingent consideration will be recognized as each contingency is resolved and the respective consideration is paid or becomes payable. As of June 30, 2023, the contingencies related to the earnout milestones were not yet resolved and, therefore, the related amounts were not included in the fair value of the asset acquired and were not recognized as a liability on the condensed consolidated balance sheet at June 30, 2023. The Company funded the initial closing payment using existing cash balances. As of December 31, 2022, the previous strategic investment was included as a component of other long-term assets on the condensed consolidated balance sheet.
The transaction was accounted for as an asset acquisition as substantially all the value of the gross assets was concentrated in a single asset. The Company recorded a $78.8 million charge representing the value of acquired in-process research and development assets with no alternative future use, and acquisition related expenses, on its condensed consolidated statements of operations in acquired in-process research and development expenses. The Company’s results of operations for the three and six months ended June 30, 2023 included the operating results of AMF Medical since the date of acquisition.

Capillary Biomedical Acquisition
On July 21, 2022, the Company acquired Capillary Biomedical, Inc. (Capillary Biomedical), an infusion set developer, for total cash consideration of $24.7 million, and the assumption of $4.7 million of long-term debt. The debt becomes due and payable upon the first sale or license of the commercialized product, and is included as a component of other long-term liabilities on the condensed consolidated balance sheets at June 30, 2023 and December 31, 2022. Capillary Biomedical’s extended-wear infusion set technology is currently in development and is not yet commercially available. The Company funded the purchase price using existing cash balances.
The transaction was accounted for as an asset acquisition as substantially all the value of the gross assets was concentrated in a single asset. The Company recorded a $31.0 million charge representing the value of acquired in-process research and development assets with no alternative future use, and acquisition related expenses, on its condensed consolidated statements of operations in acquired in-process research and development expenses. The Company’s results of operations for the three and six months ended June 30, 2023 included the operating results of Capillary Biomedical.
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
From time to time, the Company is involved in various other legal proceedings, regulatory matters, and other disputes or claims arising from or related to claims incident to the normal course of the Company’s business activities, including actions with respect to intellectual property, data privacy, employment, regulatory, product liability and contractual matters. Although the results of such legal proceedings and claims cannot be predicted with certainty, as of June 30, 2023 the Company believes it is not currently a party to any legal proceedings, regulatory matters, or other disputes or claims for which a material loss was considered probable or for which the amount (or range) of loss was reasonably estimable. However, regardless of the merit of the claims raised or the outcome, legal proceedings may have an adverse impact on the Company as a result of defense and settlement costs, diversion of management time and resources, and other factors.
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

Item 2.     Management’s Discussion and Analysis of Financial Condition and Results of Operations.
You should read the following discussion and analysis together with our financial statements and related notes in Part I, Item 1 of this Quarterly Report on Form 10-Q for the quarter ended June 30, 2023 (Quarterly Report).
This Quarterly Report contains forward-looking statements within the meaning of the federal securities laws, which statements are subject to considerable risks and uncertainties. These forward-looking statements are intended to qualify for the safe harbor from liability established by the Private Securities Litigation Reform Act of 1995. All statements included or incorporated by reference in this Quarterly Report, other than statements of historical fact, are forward-looking statements. You can identify forward-looking statements by the use of words such as “may,” “will,” “could,” “anticipate,” “expect,” “intend,” “believe,” “continue” or the negative of such terms, or other comparable terminology. Forward-looking statements also include the assumptions underlying or relating to such statements. In particular, forward-looking statements contained in this Quarterly Report may relate to, among other things, our future or assumed financial condition, results of operations, liquidity, trends impacting our financial results, business forecasts and plans, research and product development plans, manufacturing plans, strategic plans and objectives, capital needs and financing plans, product launches, geographic expansion, distribution plans, production capacity, clinical trials, regulatory approvals, competitive position and the impact of changes in the competitive environment, supply chain, and the businesses of our contract manufacturers and suppliers, integration of acquisitions and partner technologies, and the application of accounting guidance. We caution you that the foregoing list may not include all of the forward-looking statements made in this Quarterly Report.
Our forward-looking statements are based on our management’s current assumptions and expectations about future events and trends, which affect or may affect our business, strategy, operations or financial performance. Although we believe that these forward-looking statements are based upon reasonable assumptions, they are subject to numerous known and unknown risks and uncertainties and are made in light of information currently available to us. Our actual financial condition and results could differ materially from those anticipated in these forward-looking statements as a result of various factors, including those set forth in the section entitled “Risk Factors” in Part I, Item 1A, of our Annual Report on Form 10-K for the year ended December 31, 2022 (Annual Report), and below in the section entitled “Risk Factors” in this Quarterly Report, as well as in the other public filings we make with the Securities and Exchange Commission. You should read this Quarterly Report with the understanding that our actual future financial condition and results may be materially different from and worse than what we expect.
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
Since our initial commercial launch, we have rapidly innovated and brought more products to market than our competitors. Today, the t:slim X2 Insulin Delivery System is our flagship technology solution. In the four-year period ended June 30, 2023, we shipped approximately 437,000 t:slim X2 insulin pumps, which is representative of our in-warranty global installed customer base, assuming the typical four-year reimbursement cycle. Approximately 305,000 of these pumps were shipped to customers in the United States and 132,000 were shipped to customers outside the United States. Our products are currently available in approximately 25 countries outside the United States. In addition, in July 2023, the FDA provided clearance for the Tandem Mobi insulin pump, which is approximately half the size of our t:slim X2 pump. A limited release of Tandem Mobi in the United States is expected to start in late 2023 with full commercial availability planned in early 2024.

Our manufacturing, sales and support activities principally focus on our flagship pump platform, the t:slim X2 and our complementary product offerings. Our simple-to-use t:slim X2 is based on our proprietary technology platform and is the smallest durable insulin pump currently available in the United States. The majority of our customers use the t:slim X2 with continuous glucose monitoring (CGM) integration. This allows the t:slim X2 to receive CGM sensor readings, which can then be used in our automated insulin dosing (AID) algorithms, including our Control-IQ technology. Control-IQ is an advanced hybrid-closed loop feature designed to help increase a user’s time in their targeted glycemic range. Multiple studies have demonstrated that use of Control-IQ technology provides people across all demographics with improved clinical outcomes that are both immediate and sustained. It was the first system cleared by the U.S. Food and Drug Administration (FDA) to deliver automatic correction boluses in addition to adjusting insulin to help prevent high and low blood sugar.
The t:slim X2 was the first pump on which remote software updates were made commercially available in the United States. Now available in the countries we serve worldwide, our Tandem Device Updater (TDU) has allowed hundreds of thousands of people to update their t:slim X2 software from a personal computer. This offering is a competitive advantage that allows us to bring our customers clinical and lifestyle enhancements, such as new developments in our AID technology, CGM integrations and mobile app features. In the third quarter 2022, we launched a new pump software update through TDU to allow all t:slim X2 pump users in the United States to bolus insulin using our smartphone app that is available on compatible iOS and Android devices.
Our insulin pump products are generally considered durable medical equipment and have an expected lifespan of at least four years. In addition to insulin pumps, we sell disposable products that are used together with our pumps and are replaced every few days, including cartridges for storing and delivering insulin, and infusion sets that connect the insulin pump to a user’s body.
In the United States, we also offer t:connect, our data management web application that provides users, their caregivers and their healthcare providers with a fast, easy and visual way to display diabetes therapy management data from our pumps, integrated CGMs and supported blood glucose meters. In the second quarter of 2023, we began scaling the U.S. launch of Tandem Source, our second-generation web-based data management application that is being designed to be deployed globally. This application enhances clinical data visualization, and provides added interface customization for users to personalize how they engage with their data and for healthcare providers to better manage their care.

Recent Developments
In July 2023, the FDA provided clearance for the Tandem Mobi insulin pump, which is approximately half the size of our t:slim X2 pump. This is the world’s smallest durable automated insulin delivery system and is designed for people who seek even greater discretion and flexibility with the use of their insulin pump. Its features include pump-control from our iOS mobile application, a 200-unit cartridge, an on-pump bolus button, inductive charging, and our Control-IQ algorithm. A limited release of Tandem Mobi in the United States is expected to start in late 2023 with full commercial availability planned in early 2024.
Expanding the capabilities of our application, Tandem Source is our second-generation web-based data management application that enhances clinical data visualization, and provides added interface customization for users to personalize how they engage with their data and for healthcare providers to better manage their care. This application was designed to be deployed globally, beginning with a limited release in the United States which started in June 2023.

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

Mobi: Tubeless

This offering is being developed to provide an alternative tubeless infusion site option for Tandem Mobi pump users. It will allow a Tandem Mobi pump to be worn completely on the user’s body with no tubing. A goal of this design is to allow people living with diabetes to customize the way they wear their pump with each cartridge change, switching between tubed and tubeless wear configurations, to best suit their personal preferences and lifestyle.

Sigi
This ergonomic, rechargeable Sigi Patch Pump is being designed to reduce the burden of managing diabetes through its use of pre-filled insulin cartridges and compatibility with AID technology.

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
Control-IQ Advancements
We are continuing to drive innovation in our algorithms, emphasizing automation, personalization and simplification to continue to improve therapeutic outcomes and provide a positive patient experience. We recently completed clinical studies to support expanding the indications of our Control-IQ technology to include children with type 1 diabetes ages 2 to 5 years old. Additionally, we began a pivotal study to support expanding indications to include people living with type 2 diabetes. We are also researching the use of different insulins with our Control-IQ technology.
Integration
Building a robust ecosystem and portfolio around our flagship insulin pumps requires product development efforts to integrate, add, and enhance complementary system components.
Dexcom CGM: We have agreements with Dexcom, Inc. (Dexcom) to extend our current collaboration to include integration with their G7 CGM technology. Following integrated product development work, this will be the fourth generation of Dexcom CGM that we intend to integrate with our devices.

Abbott CGM: We have an agreement with Abbott Laboratories (Abbott) to develop and commercialize integrated diabetes solutions that combine Abbott’s FreeStyle Libre CGM technology with our insulin delivery systems. Following the completion of our integrated product development work, we intend to launch in the United States, and expand to additional geographies after obtaining regulatory clearances or approvals, where required.

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
Insulin pumps in the markets we serve worldwide are generally subject to a four-year reimbursement cycle, imposed by the third-party insurance carrier, government plan or healthcare system that serves as the primary payor. In the past four years, we have shipped approximately 437,000 insulin pumps worldwide, which is representative of our global in-warranty installed customer base. Our ending estimated worldwide installed base increased approximately 16% year over year.
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
Approximately 305,000 pumps were shipped to customers in the United States in the past four years, which aligns with the standard four-year warranty period. Pump shipments to customers in the United States by fiscal quarter for the current year and each of the previous five years, which aligns more closely with our typical renewal cycle, were as follows:

	United States Pump Unit Shipments for Each of the Three Months Ended in Respective Years
	March 31	June 30	September 30	December 31	Total
2018	4,444	5,447	7,379	12,935	30,205
2019	9,669	12,799	13,814	17,453	53,735
2020	13,158	14,735	18,380	24,552	70,825
2021	16,644	20,665	20,296	25,712	83,317
2022	18,658	20,818	20,394	23,684	83,554
2023	17,003	18,964	N/A	N/A	35,967

Since beginning sales outside the United States in the third quarter of 2018, we shipped approximately 132,000 pumps and our products are now available in approximately 25 countries. The ordering patterns of our distributors outside the United States for pumps and supplies has historically been highly variable from period to period due to a number of factors including summer vacations, the timing of product launches into new geographies and variability in the ordering patterns of our distributor partners. We are only beginning to complete a full four-year reimbursement cycle in certain of our markets outside of the United States. Pump shipments to customers outside the United States by fiscal quarter for the current year and each of the previous five years, were as follows:

	Outside the United States Pump Unit Shipments for Each of the Three Months Ended in Respective Years
	March 31	June 30	September 30	December 31	Total
2018	N/A	N/A	1,055	3,233	4,288
2019	5,063	8,459	4,025	2,149	19,696
2020	4,220	3,952	3,641	8,133	19,946
2021	8,708	13,152	11,262	11,873	44,995
2022	9,437	11,296	12,113	11,939	44,785
2023	6,052	10,530	N/A	N/A	16,582

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
Product - Launches and Reimbursement
•We expect our business to be impacted by the introduction of new diabetes devices and treatments by us or our competitors. The success of our products is variable and we believe it correlates to market acceptance, anticipated product launches and commercial availability. We anticipate that our recently announced Tandem Choice program, and its related financial and accounting impact, may continue to materially impact our business until the conclusion of the program.
•We have historically experienced higher net sales in our third and fourth quarters compared to the first half of the year. Our recently announced FDA clearance of Tandem Mobi and the anticipated launch may impact the timing of purchasing decisions by our current and prospective customers as the launch date approaches, resulting in delays that are unlike historical seasonal patterns or purchasing behaviors. Regulatory approval and/or upcoming launches of other new Tandem or competitor products could also adversely impact timing of purchasing decisions.
•Our revenue and results of operations may be impacted by the failure to secure or retain adequate coverage or reimbursement for our current and future products from third-party payors.

Foreign Markets
•We have expanded our business and launched new products in select geographies outside the United States. The ordering patterns of our distributors outside the United States is highly variable from period to period. We commenced operations of a European distribution center beginning in the third quarter of 2022, which led to downward adjustments of inventory levels at our distributors in late 2022 and in the first half of 2023.
Seasonality
•Seasonality in the United States is associated with annual insurance deductibles and coinsurance requirements of the medical insurance plans used by our customers and the customers of our distributors. In the United States, we typically experience a higher volume of pump shipments in the third and fourth quarters due to the nature of the reimbursement environment. Other factors that may impact sales across the year include the timing of winter, summer and other seasonal holidays, particularly in our markets outside the United States, as well as the anticipated launch of new products.
Macroeconomic Factors
•Global economic and market uncertainty, such as recessionary concerns, inflation, changes in discretionary spending and increased interest rates have impacted our customers’ purchasing decisions and the buying patterns of our distributors.
•High inflation and the effects of other macroeconomic factors and concerns have continued to disrupt our relationships with suppliers, third-party manufacturers, healthcare providers, distributors and our existing or potential customers. We are experiencing higher costs as we navigate these global macroeconomic challenges.

Components of Results of Operations
Sales
We offer products for people with insulin-dependent diabetes in approximately 25 countries. The t:slim X2 insulin pump is our flagship pump platform. Our other products include disposable insulin cartridges and infusion sets, as well as our complementary t:connect, TDU and mobile application products. Our primary customers are the end customers who use our products, non-exclusive distribution partners whose level of service varies based on geography, the healthcare professionals who prescribe our products and the healthcare systems or payors who provide insurance coverage and access to our products. Our sales may fluctuate from period to period, particularly due to seasonality in the United States associated with the timing of insurance deductible resets, which generally reflect in a significant decline in pump shipments from any fourth quarter to the following first quarter. Therefore, the lowest percentage of sales is typically reported in the first quarter of each calendar year and the highest percentage is typically reported in the fourth quarter. See also “Trends and Uncertainties Impacting Financial Results—Product Launches and Reimbursement,” above.
In September 2022, we began offering the Tandem Choice program to eligible t:slim X2 customers to provide a pathway to ownership of our newest hardware platform, Tandem Mobi, for a fee when available. Tandem Choice expires on December 31, 2024. The accounting treatment for Tandem Choice is complex. Initially, the program requires the deferral of some portion of sales for shipments of eligible pumps, which began in the third quarter of 2022. No election is made by the customer at the time of the initial sale, nor does the right offered to the customer impact the economics associated with how or when the initial pump sale is reimbursed. If a customer elects to participate in Tandem Choice at a future date beginning with the launch of our next generation hardware platform, Tandem Mobi, we will recognize the existing deferral, incremental fees received and the associated costs of providing the new hardware, Tandem Mobi, at the time of fulfillment. Any remaining deferrals will be recognized at program expiration. At this time, we are not able to estimate the financial impact for the duration of Tandem Choice.

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

Results of Operations

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands, except percentages)	2023	2022	2023	2022
Sales:
United States	$142,501	$145,667	$273,743	$276,950
Outside the United States	53,416	54,595	91,557	99,219
Total sales	195,917	200,262	365,300	376,169
Cost of sales	94,182	98,316	180,658	183,130
Gross profit	101,735	101,946	184,642	193,039
Gross margin	52%	51%	51%	51%
Operating expenses:
Selling, general and administrative	97,610	80,614	187,424	153,885
Research and development	42,933	33,571	85,093	66,731
Acquired in-process research and development	—	—	78,750	—
Total operating expenses	140,543	114,185	351,267	220,616
Operating loss	(38,808)	(12,239)	(166,625)	(27,577)
Other income (expense), net:
Interest income and other, net	5,784	826	11,649	1,241
Interest expense	(1,605)	(1,537)	(3,239)	(3,053)
Total other income (expense), net	4,179	(711)	8,410	(1,812)
Loss before income taxes	(34,629)	(12,950)	(158,215)	(29,389)
Income tax expense	1,146	2,106	1,433	382
Net loss	$(35,775)	$(15,056)	$(159,648)	$(29,771)

Comparison of the Three Months Ended June 30, 2023 and 2022
Sales
For the three months ended June 30, 2023, sales were $195.9 million, which included $53.4 million of sales outside the United States. For the three months ended June 30, 2023, we deferred $2.3 million of pump sales as the result of Tandem Choice, which launched in the United States in the third quarter of 2022. Sales were $200.3 million for the same period in 2022, which included $54.6 million of sales outside the United States.

Sales by product in the United States were as follows (in thousands):

	Three Months Ended June 30,
	2023	2022	% Change
Pump	$74,360	$81,656	(9)%
Supplies and other	70,450	64,011	10%
Deferral for Tandem Choice program	(2,309)	—	—%
Total Sales in the United States	$142,501	$145,667	(2)%
Pump sales in the United States were $74.4 million for the second quarter of 2023, compared to $81.7 million in the second quarter of 2022 as pump shipments decreased 9% compared to the same period in 2022. We continued to face challenging marketplace dynamics and economic conditions, with inflation and the threat of recession impacting pump purchasing decisions. Sales of pump-related supplies increased 10% primarily due to a 14% increase year over year in our ending estimated installed base of customers in the United States. Sales to distributors accounted for 64% and 65% of our total sales in the United States for the three months ended June 30, 2023 and 2022, respectively. Sales in the United States for the three months ended June 30, 2023 were reduced by a deferral of $2.3 million as the result of our Tandem Choice program which launched in the third quarter of 2022. No comparable program existed in the second quarter of 2022.

Sales by product outside the United States were as follows (in thousands):

	Three Months Ended June 30,
	2023	2022	% Change
Pump	$27,317	$25,798	6%
Supplies and other	26,099	28,797	(9)%
Total Sales Outside the United States	$53,416	$54,595	(2)%
Pump sales outside the United States were $27.3 million for the second quarter of 2023, compared to $25.8 million in the second quarter of 2022. We commenced operations of a centralized European distribution center in late 2022, which resulted in a material disruption to distributor ordering patterns in the first half of 2023 as affected distributors lowered their pump and supply inventory levels to adjust for the reduced transit time. This disruption was more significant in the first quarter of 2023, impacting the second quarter to a lesser degree. As a result, pump shipments decreased 7% compared to the same period in the prior year and supply order shipments declined as well. The decrease in pump sales was offset by a 14% increase in average selling prices due primarily to geographical mix. Sales to distributors accounted for 94% and 96% of our total sales outside the United States for the three-month periods ended June 30, 2023 and 2022, respectively.
Cost of Sales and Gross Profit
Our cost of sales for the three months ended June 30, 2023 was $94.2 million, resulting in gross profit of $101.7 million, compared to cost of sales of $98.3 million and gross profit of $101.9 million for the same period in 2022. The gross margin for the three months ended June 30, 2023 and 2022 was 52% and 51%, respectively.
Gross profit for the three months ended June 30, 2023 was reduced by $2.3 million from the impact of Tandem Choice, resulting in a gross margin reduction of approximately one percentage point. The impact on gross margin from our Tandem Choice program will fluctuate through the expiration of the program based on the timing of availability of a new hardware platform, Tandem Mobi, and the number of eligible customers who ultimately elect to participate.
Gross margin benefited from reductions in manufacturing costs, largely due to the lower impact of certain high-cost raw materials acquired in the prior year, as well as continued operational efficiencies, partially offset by fluctuations in other non-manufacturing costs and product mix. More specifically, the higher cost of raw materials acquired in the prior year stemmed from supply chain challenges during the pandemic, where certain pump materials were sourced from alternative suppliers to reduce the risk of component shortages. The impact in the quarter was reduced to less than one percent of sales and we do not anticipate a material impact in future quarters based on our remaining inventory levels.
Operating Expenses
Our operating expenses for the three months ended June 30, 2023 were $140.5 million, compared to $114.2 million for the three months ended June 30, 2022. More than half of the $26.3 million increase was driven by a non-recurring operating lease impairment charge in SG&A of $14.1 million in the second quarter of 2023, as a result of our facilities consolidation (see Note 6, “Leases”), with no comparable expense in 2022. Additionally, incremental personnel and discretionary spending attributable to our recent acquisitions in both SG&A and R&D was $4.9 million.
Selling, General and Administrative Expenses. SG&A expenses increased 21% to $97.6 million for the three months ended June 30, 2023, from $80.6 million for the same period in 2022. Excluding the impact of the $14.1 million lease impairment charge, the increase of $2.9 million was largely driven by higher employee-related expenses to provide continued support services for our growing installed customer base, partially offset by certain facilities expense savings from our facilities consolidation initiatives.
Research and Development Expenses. R&D expenses increased 28% to $42.9 million for the three months ended June 30, 2023, from $33.6 million for the same period in 2022. The increase in R&D expenses was primarily the result of a $7.5 million increase in salaries and related benefits due to our acquisitions and an increase in personnel to support our product development efforts. We also experienced a $1.8 million increase in other non-employee discretionary spending, including equipment and clinical trials costs.

Other Income (Expense), Net
Total other income (expense), net for the three months ended June 30, 2023 was $4.2 million income, compared to $0.7 million expense in the same period in 2022. Other income, net for the three months ended June 30, 2023 primarily consisted of $5.1 million of interest income earned on our cash equivalents and short-term investments, and $0.7 million in foreign currency transaction gains, partially offset by $1.6 million of interest expense which included the amortization of debt issuance costs related to our Convertible Senior Notes. Other expense, net for the three months ended June 30, 2022 primarily consisted of $1.5 million of interest expense which included the amortization of debt issuance costs related to our Notes.
Income Tax Expense
We recognized income tax expense of $1.1 million on a pre-tax loss of $34.6 million for the three months ended June 30, 2023, compared to income tax expense of $2.1 million on a pre-tax loss of $13.0 million for the three months ended June 30, 2022. Income tax expense for the three months ended June 30, 2023 was primarily attributable to federal, state and foreign income tax expense as a result of current taxable income in certain jurisdictions. Income tax expense for the three months ended June 30, 2022 was primarily attributable to the change from the annual effective tax rate method used in the first quarter of 2022 to the discrete effective tax rate method, and state and foreign income tax expense as a result of current taxable income in certain jurisdictions.

Comparison of the Six Months Ended June 30, 2023 and 2022
Sales
For the six months ended June 30, 2023, sales were $365.3 million, which included $91.6 million of sales outside the United States. For the six months ended June 30, 2023 we deferred $4.3 million of pump sales as a result of Tandem Choice, which launched in the United States in the third quarter of 2022. For the six months ended June 30, 2022, sales were $376.2 million, which included $99.2 million of sales outside the United States.
Sales by product in the United States were as follows (in thousands):

	Six Months Ended June 30,
	2023	2022	% Change
Pump	$140,816	$155,153	(9)%
Supplies and other	137,259	121,797	13%
Deferral for Tandem Choice program	(4,332)	—	—%
Total Sales in the United States	$273,743	$276,950	(1)%
Pump sales in the United States were $140.8 million for the first six months of 2023, compared to $155.2 million in the first six months of 2022, as pump shipments decreased 9% compared to the same period in the prior year. We continued to face challenging marketplace dynamics and economic conditions, with inflation and the threat of recession impacting pump purchasing decisions. Sales of pump-related supplies increased primarily due to a 14% increase year over year in our ending estimated installed base of customers in the United States. Sales to distributors accounted for 65% and 65% of our total sales in the United States for the six months ended June 30, 2023 and 2022, respectively. Sales in the United States for the six months ended June 30, 2023 were reduced by a deferral of $4.3 million as the result of our Tandem Choice program which launched in the third quarter of 2022. No comparable program existed in the first six months of 2022.

Sales by product outside the United States were as follows (in thousands):

	Six Months Ended June 30,
	2023	2022	% Change
Pump	$45,563	$48,130	(5)%
Supplies and other	45,994	51,089	(10)%
Total Sales Outside the United States	$91,557	$99,219	(8)%

Pump sales outside the United States were $45.6 million for the first six months of 2023, compared to $48.1 million in the first six months of 2022. We commenced operations of a centralized European distribution center in late 2022, which resulted in a material disruption to distributor ordering patterns in the first half of 2023 as affected distributors reduced their pump and supply inventory levels to adjust for the reduced transit time. This disruption was more significant in the first quarter of 2023, impacting the second quarter to a lesser degree. As a result, pump shipments decreased 20% compared to the same period in the prior year and supply orders declined as well. We believe that this transition was substantially completed by the end of the second quarter of 2023. The decrease in pump sales was offset by an 18% increase in average selling prices due primarily to geographical mix. Sales to distributors accounted for 94% of our total sales outside the United States for the six-month period ended June 30, 2023, and 96% for the same period in 2022.

Cost of Sales and Gross Profit

Our cost of sales for the six months ended June 30, 2023 was $180.7 million resulting in gross profit of $184.6 million, compared to cost of sales of $183.1 million and gross profit of $193.0 million for the same period in 2022. The gross margin for the six months ended June 30, 2023 was 51% compared to 51% in the same period in 2022.

Gross profit for the six months ended June 30, 2023 was most meaningfully impacted by the decrease in sales associated with the European distribution center transition. Furthermore, gross profit was reduced by $4.3 million from the impact of Tandem Choice, resulting in a gross margin reduction of approximately one percentage point. The impact on gross margin from our Tandem Choice program will fluctuate through the expiration of the program based on the timing of availability of Tandem Mobi and the number of eligible customers who ultimately elect to participate.
Gross margin benefited from reductions in manufacturing costs due to the lower impact of certain high-cost raw materials acquired in the prior year, as well as continued operational efficiencies, partially offset by fluctuations in other non-manufacturing costs and product mix. More specifically, the higher cost of raw materials acquired in the prior year stemmed from supply chain challenges during the pandemic, where certain pump materials were sourced from alternative suppliers to reduce the risk of component shortages. The impact in the first six months of 2023 was reduced to less than one percent of sales and we do not anticipate a material impact in future quarters based on our remaining inventory levels.
Operating Expenses
Our operating expenses for the six months ended June 30, 2023 were $351.3 million, compared to $220.6 million for the six months ended June 30, 2022. A significant portion of the increase was driven by certain non-recurring transactions, for which there was no comparable expense in 2022. We incurred $78.8 million of acquired in-process research and development expenses in connection with our recent acquisition of AMF Medical. As a part of continued operating efficiency measures, we also incurred an operating lease impairment charge in SG&A of $14.1 million as a result of a facilities consolidation, and employee severance costs of $2.7 million. Additionally, incremental personnel and discretionary spending attributable to our recent acquisitions in both SG&A and R&D was $8.9 million.
Selling, General and Administrative Expenses. SG&A expenses increased 22% to $187.4 million for the six months ended June 30, 2023, from $153.9 million for the same period in 2022. Excluding the impact of the $14.1 million lease impairment charge and $2.1 million in severance costs, the increase of $17.3 million was largely driven by $14.0 million in employee-related expenses. This was primarily the result of higher salaries and related benefits to provide continued support services for our growing installed customer base.
Research and Development Expenses. R&D expenses increased 28% to $85.1 million for the six months ended June 30, 2023, from $66.7 million for the same period in 2022. The increase in R&D expenses was primarily the result of a $16.0 million increase in salaries and related benefits from our acquisitions and an increase in personnel to support our product development efforts. We also experienced a $2.4 million increase in other non-employee discretionary spending, including equipment, supplies and clinical trials costs.
Acquired In-Process Research and Development Expenses. Acquired IPR&D expenses of $78.8 million for the six months ended June 30, 2023 represented the value of assets acquired, and acquisition related expenses, in connection with our acquisition of AMF Medical (see Note 12, “Acquisitions”).

Other Income (Expense), Net
Total other income (expense), net for the six months ended June 30, 2023 and 2022 was income of $8.4 million and expense of $1.8 million, respectively. Other income, net for the six months ended June 30, 2023 primarily consisted of $9.3 million of interest income earned on our cash equivalents and short-term investments, and $2.3 million in foreign currency transaction gains, partially offset by $3.2 million of interest expense which included the amortization of debt issuance costs related to our Convertible Senior Notes. Other expense, net for the six months ended June 30, 2022 primarily consisted of $3.1 million of interest expense which included the amortization of debt issuance costs related to our Notes, partially offset by $1.2 million of interest income earned on our cash equivalents and short-term investments.
Income Tax Expense
We recognized income tax expense of $1.4 million on pre-tax loss of $158.2 million for the six months ended June 30, 2023, compared to income tax expense of $0.4 million on a pre-tax loss of $29.4 million for the six months ended June 30, 2022. Income tax expense for the six months ended June 30, 2023 and 2022 was primarily attributable to federal, state and foreign income tax expense as a result of current taxable income in certain jurisdictions.
Liquidity and Capital Resources
At June 30, 2023, we had $507.2 million in cash and cash equivalents and short-term investments. In addition, we have a Revolving Line of Credit (Line of Credit), which expires in May 2025 (see Note 7, “Debt”), under which we may borrow up to $50.0 million, less the amount of our standby letter of credit, subject to a reduced borrowing base through the third quarter of 2023. We believe that our cash and cash equivalents, short-term investments, borrowing availability under the Line of Credit, and future cash flows from operations will be sufficient to fund our ongoing core business activities for at least the next twelve months.
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
The following table shows a summary of our cash flows for the six months ended June 30, 2023 and 2022 (in thousands):

	Six Months Ended June 30,
	2023	2022
Net cash provided by (used in):
Operating activities	$(24,649)	$20,701
Investing activities	(20,631)	11,554
Financing activities	3,407	11,551
Effect of foreign exchange rate changes on cash	107	(21)
Net increase (decrease) in cash and cash equivalents	$(41,766)	$43,785

Operating Activities. Net cash used in operating activities was $24.6 million for the six months ended June 30, 2023, compared to $20.7 million cash provided by operating activities in the same period in 2022. The reduction in net cash provided by operating activities for 2023 compared to 2022 was primarily a result of the increase in net loss, which included $78.8 million of acquired in-process research and development expenses and a $14.1 million operating lease impairment charge in 2023, as well as working capital changes. Working capital changes during the first six months of 2023 primarily consisted of an increase in inventories, partially offset by a decrease in accounts receivable. Accounts receivable decreased to $98.7 million at June 30, 2023, from $114.7 million at December 31, 2022. Inventories increased to $147.6 million at June 30, 2023, from $111.1 million at December 31, 2022.

Investing Activities. Net cash used in investing activities was $20.6 million for the six months ended June 30, 2023, which was primarily related to $235.5 million of purchases of short-term investments, $69.5 million for the acquisition of AMF Medical, including transaction costs (see Note 12, “Acquisitions”), and $16.2 million in purchases of property and equipment, offset by $303.1 million in proceeds from maturities and redemptions of short-term investments. Net cash provided by investing activities was $11.6 million for the six months ended June 30, 2022, which was primarily related to $256.5 million in proceeds from maturities and redemptions of short-term investments, offset by $229.7 million of purchases of short-term investments, and $14.8 million in purchases of property and equipment.
Financing Activities. Net cash provided by financing activities was $3.4 million for the six months ended June 30, 2023, which primarily consisted of proceeds from the issuance of common stock under our stock plans, net of payments for related tax withholdings. Net cash provided by financing activities was $11.6 million for the six months ended June 30, 2022, which primarily consisted of proceeds from the issuance of common stock under our stock plans, net of payments for related tax withholdings.
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

Critical Accounting Policies
Our discussion and analysis of our financial condition and results of operations are based on our condensed consolidated financial statements, which have been prepared in accordance with U.S. GAAP. The preparation of these condensed consolidated financial statements requires management to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses and the disclosure of contingent assets and liabilities in our condensed consolidated financial statements and accompanying notes as of the date of the financial statements. We evaluate our estimates and judgments on an ongoing basis. We base our estimates on historical experience and on various other factors that we believe are reasonable under the circumstances, the results of which form the basis for making judgments about our financial condition and results of operations that are not readily apparent from other sources. Some of those judgments can be subjective and complex, and therefore, actual results could differ materially from those estimates under different assumptions or conditions.
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

Item 3. Quantitative and Qualitative Disclosures about Market Risk.
Credit and Interest Rate Risks
We invest our excess cash in marketable securities consisting primarily of U.S. Treasury securities, U.S. Government-sponsored enterprise securities, commercial paper and corporate debt securities. Some of the financial instruments in which we invest subject us to market risk, in that a change in prevailing interest rates may cause the principal amount of the instrument to fluctuate. Other financial instruments in which we invest subject us to credit risk, in that the value of the instrument may fluctuate based on the issuer’s ability to pay. Credit rating agencies have, from time to time, issued downgrades or revised outlooks to negative for certain issuers of the debt securities held in our short-term investment portfolio. We review our portfolio of available-for-sale debt securities quarterly to determine if any investment is impaired due to changes in credit risk or other potential valuation concerns. Unrealized losses on available-for-sale debt securities at June 30, 2023 were primarily due to the recent increase in market interest rates. Based on the credit quality of the available-for-sale debt securities in an unrealized loss position, and our current estimates of future cash flows to be collected from those securities, we believe the unrealized losses were not credit losses (see Note 3, “Short-Term Investments”).
The primary objectives of our investment activities are to maintain liquidity and preserve principal while maximizing the income we receive from our financial instruments without significantly increasing risk. We have established guidelines regarding approved investments and maturities of investments, which are primarily designed to maintain liquidity and preserve principal.
Because of the short-term maturities of our financial instruments, we do not believe that an increase or decrease in market interest rates would have a significant impact on the realized value of our investment portfolio. If a 10% change in interest rates were to have occurred on June 30, 2023, it would not have had a material effect on the fair value of our investment portfolio as of that date.
In May 2020, we issued $287.5 million principal amount of Convertible Senior Notes, which bear interest at a fixed rate of 1.50% per year. Accordingly, we are not subject to interest rate risk as a result of the Convertible Senior Notes (see Note 7, “Debt”).
Foreign Currency Exchange Rate Risk
Our operations are primarily located in the United States. In addition, we have a sales and marketing office in Canada, a distribution center in the Netherlands and, beginning in 2023, a research and development facility in Switzerland associated with the acquisition of AMF Medical. Our sales to customers in the United States are made in U.S. dollars. Sales from our distribution center in the Netherlands are made to independent distributors under agreements denominated in Euros. In addition, a portion of our sales in Canada are denominated in Canadian dollars. Accordingly, we believe our exposure to foreign currency rate fluctuations is primarily related to our operations in Canada and Europe, and acquisition related contingent earnout payments (see Note 12, “Acquisitions”), where fluctuations in the rate of exchange between the U.S. dollar and the local currency could adversely affect our financial results.
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

As of June 30, 2023, we carried out an evaluation, under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based on this evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective at a reasonable assurance level as of June 30, 2023.
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
Changes in Internal Control over Financial Reporting
There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) during the quarter ended June 30, 2023 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION
Item 1. Legal Proceedings.
Except as set forth above under the caption “Commitments and Contingencies - Legal and Regulatory Matters” in Part I, Notes to Unaudited Condensed Consolidated Financial Statements, Subsection 13 of this Quarterly Report, as of June 30, 2023, we do not believe we are currently a party to any legal proceedings, regulatory matters, or other disputes or claims which, if determined adversely to us, would, individually or taken together, have a material adverse effect on our business, financial condition, operating results, liquidity or future prospects. However, regardless of the merits of the claims raised or the outcome, legal proceedings, regulatory matters, and other disputes and claims may have an adverse impact on the Company as a result of defense and settlement costs, diversion of management time and resources, and other factors.
Item 1A. Risk Factors.
Below are material changes to the risk factors set forth under the caption “Risk Factors” in Part II, Item 1A of the Annual Report, which are incorporated herein by reference. The risks described in the Annual Report and below are not the only ones we face. Additional risks that we currently do not know about or that we currently believe to be immaterial may also impair our business, financial condition, operating results, liquidity, and future prospects.
Risks Related to Privacy and Security
A security breach or other significant disruption to our information technology systems or data, or those of our third-party business partners, or failures of our software used with our pumps to perform as we anticipate, could materially disrupt our operations or compromise sensitive information relating to our customers, suppliers, employees or other individuals, which could damage our relationships, expose us to litigation or regulatory proceedings, or harm our reputation.
The efficient operation of our business depends on our information technology and communication systems, as well as those of our suppliers, contract manufacturers, distributors and other third-party business partners. We rely on such systems to effectively store, process and transmit confidential, personal, or other sensitive data, including health information, proprietary sales and marketing data, accounting and financial information, manufacturing and quality records, inventory management data, product development tasks, research and development data, customer service and technical support information. These systems and the underlying data are vulnerable to damage or interruption from a number of causes, including earthquakes, fires, floods and other natural disasters, terrorist attacks, attacks by computer viruses or hackers, malware, ransomware or other destructive software, cyber-attacks, social-engineering attacks, malicious code, denial-of-service attacks, credential harvesting, supply chain attacks, power losses, and computer system, data network failures, and other similar threats. Cyber-attacks, malicious internet-based activity, online and offline fraud, and other similar activities are prevalent and continue to rise, are increasingly difficult to detect, and come from a variety of sources, including traditional computer “hackers,” threat actors, “hacktivists,” organized criminal threat actors, personnel (such as through theft or misuse), sophisticated nation states, and nation-state-supported actors. Some actors now engage and are expected to continue to engage in cyber-attacks, including without limitation nation-state actors for geopolitical reasons and in conjunction with military conflicts and defense activities. Notably, severe ransomware attacks are becoming increasingly prevalent and can lead to significant interruptions in our operations, loss of sensitive data and income, reputational harm, and diversion of funds. Extortion payments may alleviate the negative impact of a ransomware attack, but we may be unwilling or unable to make such payments due to, for example, applicable laws or regulations prohibiting such payments.
Should any of the risks described herein occur, it could also result in the loss, theft, misuse, unauthorized disclosure, or unauthorized access of such sensitive information, which could lead to significant reputational or competitive harm, litigation involving us or our business partners, regulatory proceedings, or substantial liabilities, fines, penalties or expenses. Further, many of our third-party service providers are subject to similar risks. We rely on third-party service providers and technologies to operate critical business systems to process sensitive information in a variety of contexts, including, without limitation, cloud-based infrastructure, data center facilities, encryption and authentication technology, employee email, and other functions and systems. Our ability to monitor these third parties’ information security practices is limited, and these third parties may not have adequate information security measures in place. If our third-party service providers experience a security incident or other interruption, we could experience adverse consequences. While we may be entitled to damages if our third-party service providers fail to satisfy their privacy- or security-related obligations to us, any award may be insufficient to cover our damages, or we may be unable to recover such an award. In addition, supply chain attacks have increased in frequency and severity, and we cannot guarantee that third parties’ infrastructure in our supply chain or our third-party partners’ supply chains have not been compromised.

In addition to the risks regarding information technology systems and processing of sensitive information, our insulin pumps and other products rely on software, some of which is developed by third-party service providers, that could contain vulnerabilities. We take steps to detect and remediate vulnerabilities, but we may not be able to detect and remediate all vulnerabilities because the threats and techniques used to exploit the vulnerability change frequently and are often sophisticated in nature. Therefore, such vulnerabilities could be exploited but may not be detected until after a security incident has occurred. These vulnerabilities pose material risks to our business. Further, we may experience delays in developing and deploying remedial measures designed to address any such identified vulnerabilities. These risks significantly increased when we began use of our Tandem Device Updater, which enables customers to remotely update software on their insulin pumps and may be higher after we launched our new mobile application in the second half of 2020. These risks may have further increased in the second half of 2022 when we enabled users to control insulin boluses through the mobile app.
Moreover, remote work has become more common and has increased risks to our information technology systems and data, as more of our employees use network connections, computers and devices outside our premises or network, including working at home, while in transit, and in public locations. Additionally, future or past business transactions (such as acquisitions or integrations) could expose us to additional cybersecurity risks and vulnerabilities, as our systems could be negatively affected by vulnerabilities present in acquired or integrated entities’ systems and technologies. Furthermore, we may discover security issues that were not found during due diligence of such acquired or integrated entities, and it may be difficult to integrate companies into our information technology environment and security program.
We may expend significant resources or modify our business activities to try to protect against security incidents. Whether or not our security measures and those of our third-party service providers are ultimately successful, our expenditures on those measures could have an adverse impact on our financial condition and results of operations, and divert management’s attention from pursuing our strategic objectives. Certain data privacy and security obligations may require us to implement and maintain reasonable or specific security measures or industry standards to protect our information technology systems and sensitive information.
Applicable data privacy and security obligations may require us to notify relevant stakeholders of security incidents. Such disclosures are costly, and the disclosure or the failure to comply with such requirements could lead to adverse consequences. If we (or a third party upon whom we rely) experience a security incident (such as the incident described below) or are perceived to have experienced a security incident, we may experience adverse consequences, such as government enforcement actions (for example, investigations, fines, penalties, audits, and inspections); additional reporting requirements and/or oversight; restrictions on processing sensitive information (including personal data); litigation (including class claims); indemnification obligations; negative publicity; reputational harm; monetary fund diversions; interruptions in our operations (including availability of data); financial loss; and other similar harms. Security incidents and attendant consequences may cause customers to stop using our products, deter new customers from using our products, and negatively impact our ability to grow and operate our business.
Our contracts may not contain limitations of liability, and even where they do, there can be no assurance that limitations of liability in our contracts are sufficient to protect us from liabilities, damages, or claims related to our data privacy and security obligations. We cannot be sure that our insurance coverage will be adequate or sufficient to protect us from or to mitigate liabilities arising out of our privacy and security practices, that such coverage will continue to be available on commercially reasonable terms or at all, or that such coverage will pay future claims.
In addition to experiencing a security incident, third parties may gather, collect, or infer sensitive information about us from public sources, data brokers, or other means that reveals competitively sensitive details about our organization and could be used to undermine our competitive advantage or market position. The failure of our or our service providers’ information technology systems or our pumps’ software or other mobile or cloud applications to perform as we anticipate, or our failure to effectively identify, investigate and mitigate potential threats through ongoing maintenance and enhancement of software applications, information technology systems and privacy policies and controls, could disrupt our entire operation or adversely affect our software products. For example, we market our Tandem Device Updater as having the unique capability to deploy software updates to our pumps, which may allow customers remote access to new and enhanced features. The failure of our Tandem Device Updater to provide software updates as we anticipate, including as a result of our inability to secure and maintain necessary regulatory approvals, the inability of our pumps to properly receive software updates, errors or viruses embedded within the software being transmitted, or the failure of our customers to properly use the system to complete the update, could result in decreased sales, increased warranty costs, and harm to our reputation, any of which could have a material adverse effect on our business, financial condition and operating results.

We may be subject to stringent and evolving U.S. and foreign laws, regulations, rules, contractual obligations, policies and other obligations related to data privacy and security. Our actual or perceived failure to comply with such obligations could lead to regulatory investigations or actions; litigation (including class claims); fines and penalties; disruptions of our business operations; reputational harm; loss of revenue or profits; loss of customers or sales; and other adverse business consequences.
In the ordinary course of business, we collect, receive, store, process, generate, use, transfer, disclose, make accessible, protect, secure, dispose of, transmit, and share (collectively, process (or processing)) sensitive information. Our data processing activities may subject us to numerous data privacy and security obligations, such as various laws, regulations, guidance, industry standards, external and internal privacy and security policies, contractual requirements, and other obligations relating to data privacy and security.
There are a number of laws in the United States governing the privacy and security of personal information, including data breach notification laws, personal data privacy laws, consumer protection laws (e.g., Section 5 of the Federal Trade Commission Act), and other similar laws (e.g., wiretapping laws). For example, the U.S. Health Insurance Portability and Accountability Act of 1996 (HIPAA) as amended by the Health Information Technology for Economic and Clinical Health Act (“HITECH”), imposes specific requirements relating to the privacy, security, and transmission of individually identifiable protected health information.
For example, the Controlling the Assault of Non-Solicited Pornography and Marketing Act of 2003 ("CAN-SPAM”) and the Telephone Consumer Protection Act of 1991 (“TCPA”) impose specific requirements on communications with customers. For example, the TCPA imposes various consumer consent requirements and other restrictions on certain telemarketing activity and other communications with consumers by phone, fax or text message. TCPA violations can result in significant financial penalties, including penalties or criminal fines imposed by the Federal Communications Commission or fines of up to $1,500 per violation imposed through private litigation or by state authorities.
As another example, the California Consumer Privacy Act of 2018 (CCPA), as amended by the California Privacy Rights Act of 2020 (CPRA), applies to personal information of consumers, business representatives, and employees who are California residents, and requires businesses to provide specific disclosures in privacy notices and honor requests of such individuals to exercise certain privacy rights. The CCPA provides for administrative fines of up to $7,500 per violation and allows private litigants affected by certain data breaches to recover significant statutory damages. Although the CCPA exempts some data processed in the context of clinical trials, the CCPA increases compliance costs and potential liability with respect to other personal data we maintain about California residents. In addition, the CPRA expanded the CCPA’s requirements, including by adding a new right for individuals to correct their personal information and establishing a new regulatory agency to implement and enforce the law. Other states, such as Virginia and Colorado, have also passed comprehensive privacy laws, and similar laws are being considered in several other states, as well as at the federal and local levels. While these states, like the CCPA, also exempt some data processed in the context of clinical trials, these developments further complicate compliance efforts, and increase legal risk and compliance costs for us, the third parties upon whom we rely, and our customers.
Outside the United States, an increasing number of laws, regulations, and industry standards govern data privacy and security. For example, the European Union’s General Data Protection Regulation (“EU GDPR”), the United Kingdom’s GDPR (“UK GDPR”), and Canada’s Personal Information and Electronic Documents Act (PIPEDA) or the applicable provincial alternatives, impose strict requirements for processing personal data.
For example, under the EU GDPR, companies may face temporary or definitive bans on data processing and other corrective actions; fines of up to 20 million Euros / 17.5 million pounds sterling under the UK GDPR or, in each case, 4% of annual global revenue, whichever is greater; or private litigation related to processing of personal data brought by classes of data subjects or consumer protection organizations authorized at law to represent their interests. In Canada, the Personal Information Protection and Electronic Documents Act (“PIPEDA”) and various related provincial laws, as well as Canada’s Anti-Spam Legislation (“CASL”), may apply to our operations.
Additionally, regulators are increasingly scrutinizing companies that process children’s data. Numerous laws, regulations, and legally-binding codes, such as the Children’s Online Privacy Protection Act (“COPPA”), California’s Age Appropriate Design Code (effective in July 2024), the CCPA and CPRA, other U.S. state comprehensive privacy laws, the EU and UK GDPR, and the UK Age Appropriate Design Code, impose various obligations on companies that process children data, including by requiring certain consents to process such data and extending certain rights to children and their parents with respect that data. Some of these obligations have wide ranging applications, including for services that do not intentionally target child users (defined in some circumstances as a user under the age of 18 years old).

In the ordinary course of business, we may transfer personal data from Europe and other jurisdictions to the United States or other countries. Europe and other jurisdictions have enacted laws requiring data to be localized or limiting the transfer of personal data to other countries. In particular, the European Economic Area (EEA) and the UK have significantly restricted the transfer of personal data to the United States and other countries whose privacy laws it believes are inadequate. Other jurisdictions may adopt similarly stringent interpretations of their data localization and cross-border data transfer laws. Although there are currently various mechanisms that may be used to transfer personal data from the EEA and UK to the United States in compliance with law, such as the EEA and UK’s standard contractual clauses, these mechanisms are subject to legal challenges, and there is no assurance that we can satisfy or rely on these measures to lawfully transfer personal data to the United States. If there is no lawful manner for us to transfer personal data from the EEA, the UK or other jurisdictions to the United States, or if the requirements for a legally-compliant transfer are too onerous, we could face significant adverse consequences, including the interruption or degradation of our operations, the need to relocate part of or all of our business or data processing activities to other jurisdictions at significant expense, increased exposure to regulatory actions, substantial fines and penalties, the inability to transfer data and work with partners, vendors and other third parties, and injunctions against our processing or transferring of personal data necessary to operate our business. Additionally, companies that transfer personal data out of the EEA and UK to other jurisdictions, particularly to the United States, are subject to increased scrutiny from regulators, individual litigants, and activist groups. Some European regulators have ordered certain companies to suspend or permanently cease certain transfers out of Europe for allegedly violating the GDPR’s cross-border data transfer limitations. Additionally, in May 2023, the Irish Data Protection Commission determined that a major social media company’s use of the standard contractual clauses to transfer personal data from Europe to the United States was insufficient and levied a 1.2 billion Euro fine against the company and prohibited the company from transferring EU personal data to the United States.
In addition to data privacy and security laws, we are contractually subject to industry standards adopted by industry groups and we are, or may become subject to such obligations in the future. For example, we may also be subject to the Payment Card Industry Data Security Standard (“PCI DSS”). The PCI DSS requires companies to adopt certain measures to ensure the security of cardholder information, including using and maintaining firewalls, adopting proper password protections for certain devices and software, and restricting data access. Noncompliance with PCI-DSS can result in penalties ranging from $5,000 to $100,000 per month by credit card companies, litigation, damage to our reputation, and revenue losses. We are also bound by contractual obligations related to data privacy and security, and our efforts to comply with such obligations may not be successful. For example, certain privacy laws, such as the GDPR and the CCPA, require our customers to impose specific contractual restrictions on their service providers. Additionally, some of our customer contracts require us to host personal data locally. We publish privacy policies, marketing materials and other statements, such as compliance with certain certifications or self-regulatory principles, regarding data privacy and security. If these policies, materials or statements are found to be deficient, lacking in transparency, deceptive, unfair, or misrepresentative of our practices, we may be subject to investigation, enforcement actions by regulators or other adverse consequences.
Obligations related to data privacy and security are quickly changing, becoming increasingly stringent, and creating regulatory uncertainty. Additionally, these obligations may be subject to differing applications and interpretations, which may be inconsistent or conflict among jurisdictions. Preparing for and complying with these obligations requires us to devote significant resources, which may necessitate changes to our services, information technologies, systems, and practices and to those of any third parties that process personal data on our behalf. In addition, these obligations may require us to change our business model. We may at times fail (or be perceived to have failed) in our efforts to comply with our data privacy and security obligations. Moreover, despite our efforts, our personnel or third parties on whom we rely may fail to comply with such obligations, which could negatively impact our business operations.
If we or the third parties on which we rely fail, or are perceived to have failed, to address or comply with applicable data privacy and security obligations, we could face significant consequences, including but not limited to: government enforcement actions (e.g., investigations, fines, penalties, audits, inspections, and similar); litigation (including class-action claims) and mass arbitration demands; additional reporting requirements and/or oversight; bans on processing personal data; orders to destroy or not use personal data; and imprisonment of company officials. In particular, plaintiffs have become increasingly more active in bringing privacy-related claims against companies, including class claims and mass arbitration demands. Some of these claims allow for the recovery of statutory damages on a per violation basis; if viable, these claims carry the potential for monumental statutory damages, depending on the volume of data and the number of violations.
Any of these events could have a material adverse effect on our reputation, business, or financial condition, including but not limited to: loss of customers; interruptions or stoppages in our business operations (including, as relevant, clinical trials); inability to process personal data or to operate in certain jurisdictions; limited ability to develop or commercialize our products; expenditure of time and resources to defend any claim or inquiry; adverse publicity; or substantial changes to our business model or operations.

Risks Related to Our Regulatory Environment
New products or modifications to our existing products may require new 510(k) clearances, PMAs or certifications, or may require us to cease marketing or recall the modified products until clearances, certifications or approvals are obtained.
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
For those medical devices sold in the EU and for which we have obtained a CE Certificate of Conformity by a Notified Body, we must notify our Notified Body if significant changes are made to the products or if there are substantial changes to our quality assurance systems affecting those products. Obtaining variation of existing CE Certificates of Conformity or a new CE Certificate of Conformity can be a time-consuming process, and delays in obtaining required future clearances, certifications or approvals would adversely affect our ability to introduce new or enhanced products in a timely manner, which in turn would harm our future growth.
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
Further, under the FDA’s Medical Device Reporting regulations and equivalent regulations and requirements in other geographies, we are required to maintain appropriate quality systems and report incidents in which our product may have caused or contributed to serious injury or death in which our product malfunctioned and, if the malfunction were to recur, would likely cause or contribute to serious injury or death. Repeated product malfunctions may result in a voluntary or involuntary product recall or suspension of product sales, which could divert managerial and financial resources, impair our ability to manufacture our products in a cost-effective and timely manner and have an adverse effect on our reputation, financial condition and operating results. We have initiated product recalls in the past, and our risk of future product recalls may increase as we launch new products or offer new software updates for existing products.

Any adverse event involving any products that we distribute could result in future voluntary corrective actions, such as recalls or customer notifications, or regulatory authority action, which could include inspection, mandatory recall or other enforcement action. For example, the Australian Therapeutic Goods Administration (TGA) temporarily suspended our pump product sales in Australia starting November 24, 2020, however sales of pump-related supplies were allowed to continue. Effective April 1, 2021, following discussions with the TGA, the temporary suspension was lifted for our t:slim X2 with Basal-IQ technology, subject to certain post-market surveillance obligations and other conditions. We discontinued sales of earlier generation products in Australia and we started offering our Control-IQ technology in Australia. There can be no assurance that the TGA will not reimpose the suspension of our pump product sales or impose other regulatory restrictions in the future. In addition, other regulatory authorities may take similar actions against us, and any regulatory challenges we encounter could have a negative impact on our product sales and harm our reputation. Any corrective actions we take in response to this action or future matters with the TGA or other regulatory authorities, whether voluntary or involuntary, will require the dedication of our time and capital, may distract management from operating our business, may harm our reputation and financial results or could result in additional regulatory scrutiny in other geographies.
In addition, we may be required to conduct costly post-market testing and surveillance to monitor the safety or effectiveness of our products in the EU. We must comply with medical device reporting requirements, including the reporting of adverse events and malfunctions related to our products. Later discovery of previously unknown problems with our products, including unanticipated adverse events or adverse events of unanticipated severity or frequency, manufacturing problems, or failure to comply with regulatory requirements may result in changes to labeling, restrictions on such products or manufacturing processes, withdrawal of the products from the market, voluntary or mandatory recalls, a requirement to repair, replace or refund the cost of any medical device we manufacture or distribute, fines, suspension, variation or withdrawal of CE Certificates of Conformity, product seizures, injunctions or the imposition of civil or criminal penalties that would adversely affect our business, operating results and prospects.
Legislative or regulatory healthcare reforms, or other regulatory reforms, may result in downward pressure on the price of and decrease reimbursement for our products, and uncertainty regarding the healthcare regulatory environment could have a material adverse effect on our business.
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
In the EU, the MDR became applicable on May 26, 2021, repealing and replacing both the MDD and Directive 90/385/EEC on active implantable medical devices. The MDR establishes transitional provisions. However, the changes to the regulatory system implemented in the EU by the MDR include stricter requirements for clinical evidence and pre-market assessment of safety and performance, new classifications to indicate risk levels, requirements for third party testing by Notified Bodies, tightened and streamlined quality management system assessment procedures and additional requirements for the quality management system, additional requirements for traceability of products and transparency as well a refined responsibility of economic operators. We are also required to provide clinical data in the form of a clinical evaluation report. Fulfillment of the obligations imposed by the MDR may cause us to incur substantial costs. We may be unable to fulfil these obligations, or our Notified Body may consider that we have not adequately demonstrated compliance with our related obligations to merit a CE Certificate of Conformity on the basis of the MDR.

Moreover, in the EU, some EU Member States may, after a medical device is CE marked, require the completion of additional studies that compare the cost-effectiveness of a particular medical device candidate to currently available therapies. This Health Technology Assessment, or HTA process, which is currently governed by the national laws of the individual EU Member States, is the procedure according to which the assessment of the public health impact, therapeutic impact and the economic and societal impact of use of a given medical device in the national healthcare systems of the individual country is conducted. The outcome of HTA regarding specific medical device will often influence the pricing and reimbursement status granted to these products by the competent authorities of individual EU Member States. In December 2021, Regulation No 2021/2282 on HTA, amending Directive 2011/24/EU, was adopted in the EU. This Regulation, which entered into force in January 2022 and will apply as of January 2025, is intended to boost cooperation among EU Member States in assessing health technologies and providing the basis for cooperation at EU level for joint clinical assessments in these areas. If we are unable to obtain or maintain favorable pricing and reimbursement status in EU Member States for our medical devices or medical devices that we may successfully develop and for which we may obtain certification, any anticipated revenue from and growth prospects for those products in the EU could be negatively affected.
In addition, the exit of the UK from the EU, commonly referred to as “Brexit” could lead to regulatory divergence between the EU and the UK. On May 26, 2021, the MDR became applicable in the EU. However, the MDR is not applicable in the UK. In the UK, medical devices are governed by the Medical Devices Regulations 2002 (SI 2002 No 618, as amended) (UK MDR 2002) which, for the time being, retains a regulatory framework similar to the framework set out by the MDD. The government plans to introduce new legislation governing medical devices with an aim for core aspects of the future regime for medical devices to apply from July 1, 2025. New legislation is also anticipated later in 2023 to bring into force strengthened post-market surveillance requirements ahead of the wider future regulatory regime. These post-market surveillance requirements are expected to apply from mid-2024. Should the UK or Great Britain further diverge from the EU from a regulatory perspective, tariffs could be put into place in the future. We could therefore, both now and in the future, face significant additional expenses to operate our business, which could significantly and materially harm or delay our ability to generate revenue or achieve profitability of our business. Any further changes in international trade, tariff and import/export regulations as a result of Brexit or otherwise may impose unexpected duty costs or other non-tariff barriers on us. These developments, or the perception that any of them could occur, may significantly reduce global trade and, in particular, trade between the EU and the UK.

Item 5. Other Information.
As previously reported, at our 2022 Annual Meeting of Stockholders on May 25, 2022 (the 2022 Annual Meeting), our stockholders approved an amendment to our Amended and Restated Certificate of Incorporation (the Charter Amendment) to provide for the phased elimination of our classified board structure, such that our board of directors would be fully declassified with all directors elected for one-year terms by our 2024 Annual Meeting of Stockholders. Our board of directors also approved a corresponding amendment to our bylaws to remove the requirement that our board of directors be constituted as a classified board (the Bylaws Amendment), for adoption following the filing of the Charter Amendment. Recently, we discovered that the Charter Amendment was inadvertently not filed with the Delaware Secretary of State following its approval at the 2022 Annual Meeting, and on August 1, 2023, we filed the Charter Amendment with the Delaware Secretary of State and adopted the Bylaws Amendment.
The foregoing summary of the Charter Amendment and the Bylaws Amendment is qualified by these documents, which are filed as Exhibits 3.1 and 3.2 to this Quarterly Report.

Item 6. Exhibits.

		Incorporated by Reference				Provided Herewith
Exhibit Number	Exhibit Description	Form	File No.	Date of First Filing	Exhibit Number
3.1	Amended and Restated Certificate of Incorporation of the Registrant (as amended and currently in effect).					X
3.2	Amended and Restated Bylaws of the Registrant (as amended and currently in effect).					X
4.1	Reference is made to Exhibits 3.1 and 3.2.
10.1	Tandem Diabetes Care, Inc. 2023 Long-Term Incentive Plan					X
10.2	Form of Restricted Stock Units Agreement under the 2023 Long-Term Incentive Plan.					X
31.1	Certification of John F. Sheridan, Chief Executive Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					X
31.2	Certification of Leigh A. Vosseller, Chief Financial Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					X
32.1*	Certification of John F. Sheridan, Chief Executive Officer, pursuant to U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					X
32.2*	Certification of Leigh A. Vosseller, Chief Financial Officer, pursuant to U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					X
101.INS	Inline XBRL Instance Document.					X
101.SCH	Inline XBRL Taxonomy Extension Schema Document.					X
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.					X
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.					X
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.					X
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.					X
104	Cover Page Interactive Data File (embedded within the Inline XBRL Document contained in Exhibit 101).					X

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

Tandem Diabetes Care, Inc.

Dated: August 3, 2023	By:	/s/ John F. Sheridan
John F. Sheridan President and Chief Executive Officer (on behalf of the registrant and as the registrant’s Principal Executive Officer)

Dated: August 3, 2023	By:	/s/ Leigh A. Vosseller
Leigh A. Vosseller Executive Vice President, Chief Financial Officer and Treasurer (on behalf of the registrant and as the registrant’s Principal Financial and Accounting Officer)