Form 10-K
period 2023-12-31
TANDEM DIABETES CARE INC
filed 2024-02-21
CIK 1438133

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
_________________________________________________________________
FORM 10-K
_________________________________________________________________

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2023
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to § 240.10D-1(b). ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  Yes  ☐    No  ☒
As of June 30, 2023, the aggregate market value of the registrant’s common stock held by non-affiliates was approximately $1.6 billion based on the closing price for the common stock of $24.54 on that date. Shares of common stock held by each executive officer, director, and their affiliated stockholders have been excluded from this calculation as such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.
As of February 16, 2024, there were 65,631,041 shares of the registrant’s common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE
Portions of the registrant’s definitive Proxy Statement on Schedule 14A for the 2024 Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission not later than 120 days after the end of the fiscal year covered by this Form 10-K, are incorporated by reference in Part III, Items 10-14 of this Form 10-K.

1

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K for the fiscal year ended December 31, 2023, or this Annual Report, contains “forward-looking statements” within the meaning of the federal securities laws, which statements are subject to considerable risks and uncertainties. These forward-looking statements are intended to qualify for the safe harbor from liability established by the Private Securities Litigation Reform Act of 1995. All statements included or incorporated by reference in this Annual Report, other than statements of historical fact, are forward-looking statements. You can identify forward-looking statements by the use of words such as “may,” “will,” “could,” “anticipate,” “expect,” “intend,” “believe,” “continue” or the negative of such terms, or other comparable terminology. Forward-looking statements also include the assumptions underlying or relating to such statements. In particular, forward-looking statements contained in this Annual Report relate to, among other things, our future or assumed financial condition, results of operations, liquidity, trends impacting our financial results, including business forecasts and plans, research and product development plans, manufacturing plans, strategic plans and objectives, capital needs and financing plans, product launches, regulatory approvals, the impact of changes in the competitive environment, cybersecurity threats, macroeconomic pressures or uncertainties and the application of accounting guidance. We caution you that the foregoing list may not include all of the forward-looking statements made in this Annual Report. In addition, statements that “we believe” and similar statements reflect our beliefs and opinions on the relevant subject. These statements are based upon information available to us as of the date of this Annual Report on Form 10-K, and while we believe such information forms a reasonable basis for such statements, such information may be limited or incomplete, and our statements should not be read to indicate that we have conducted an exhaustive inquiry into, or review of, all potentially available relevant information. These statements are inherently uncertain and investors are cautioned not to unduly rely upon these statements.

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

Risk Factor Summary

Below is a summary of material factors that make an investment in our securities speculative or risky. Importantly, this summary does not address all of the risks that we face. Additional discussion of the risks summarized in this risk factor summary, as well as other risks that we face, can be found below, under the heading “Risk Factors” in Part I, Item 1A of this Annual Report, and should be carefully considered, together with other information in this Annual Report, before making investment decisions regarding our securities.
Risks Related to Our Business and Industry
•We have incurred significant operating losses since inception and cannot assure you that we will achieve sustained profitability.
•We currently rely on sales of insulin pump products to generate a significant portion of our revenue, and any factors that negatively impact sales of these products may adversely affect our business, financial condition and operating results.
•Our ability to maintain and grow our revenue depends in part on retaining a high percentage of our customer base.
•Competing products, therapeutic techniques or other technological developments and breakthroughs for the monitoring, treatment or prevention of diabetes may render our products obsolete or less desirable.
•Failure of our insulin pumps and related products to achieve and maintain market acceptance could result in us achieving sales below our expectations, which would cause our business, financial condition and operating results to be materially and adversely affected.
•Failure to secure or retain adequate coverage or reimbursement for our current products and our potential future products by third-party payors could adversely affect our business, financial condition and operating results.
•Any concerns regarding the safety or efficacy of our products could limit sales and cause unforeseen negative effects to our business prospects and financial results.
•Our sales and marketing efforts are dependent on independent distributors who are free to market products that compete with our products. If we are unable to maintain or expand our network of independent distributors, our sales may be negatively affected.

•We are dependent on clinical investigators and clinical sites to enroll participants in our current and anticipated clinical trials and human factors studies, and the failure to successfully complete clinical trials and studies could prevent us from obtaining regulatory clearances, certifications, or approvals for or commercializing our products.
•We depend on a limited number of third-party suppliers for certain components and products, and the loss of any of these suppliers, their inability to provide us with an adequate supply of components or products, or our inability to adequately forecast customer demand, could harm our business.
•We depend on the knowledge and skills of our senior management and other key employees, and if we are unable to retain and motivate them or recruit additional qualified personnel, our business may suffer.
Risks Related to Our International Operations
•Commercializing our products outside of the United States may result in a variety of risks associated with international operations that could materially adversely affect our business.
•Failure to obtain any required regulatory authorization, clearance or certification in foreign jurisdictions will prevent us from marketing our products in international markets.
•Because our business is global, our sales and profits may fluctuate or decline in response to changes in foreign currency exchange rates or other international risks.
Risks Related to Macroeconomic Conditions and External Factors
•Uncertainty in current global economic and political conditions could adversely affect our ability to predict product demand and impact our financial results and makes it more likely that our actual results could differ materially from expectations.
•Public health threats, epidemics, or pandemics could have a material adverse effect on our operations, the operations of our business partners, and the global economy as a whole.
•Climate change or other extreme weather conditions and related regulations may have a long-term impact on our business.
Risks Related to Our Future Financings and Financial Results
•We may need to raise additional funds in the future and if we are unable to raise additional funds when necessary or desirable, we may not be able to achieve our strategic objectives.
•Our operating results may fluctuate significantly from quarter to quarter.
Risks Related to Privacy and Security
•If our information technology systems or those third parties upon which we rely, our data, or our software are or were compromised, we could experience adverse consequences resulting from such compromise, including but not limited to regulatory investigations or actions; litigation; fines and penalties; disruptions of our business operations; harm to our reputation; loss of revenue or profits; loss of customers or sales; and other adverse consequences.
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

•Patent litigation in the medical device industry is common, and we may be subject to litigation that could cause us to incur substantial costs and divert the attention of management from our business.
•We may be subject to damages resulting from claims that we, or our employees, have wrongfully used or disclosed trade secrets or other proprietary information of our competitors.
Risks Related to Our Regulatory Environment
•Our products and operations are subject to extensive governmental regulation, and failure to comply with applicable requirements could cause our business to suffer.
•New products or modifications to our existing products may require new 510(k) clearances, PMAs or certifications, or may require us to cease marketing or recall the modified products until clearances, certifications or approvals are obtained.
•A recall or suspension of our products, or the discovery of serious safety issues with our products, could have a significant negative impact on us.
General Risks
•The price of our common stock may continue to fluctuate significantly.
•Our ability to use our net operating loss carryforwards and certain other tax attributes may be limited.
•If we fail to maintain an effective system of internal control over financial reporting, we may not be able to accurately report our financial results or prevent fraud, which could harm our business and result in a decline in the trading price of our common stock.
Risks Related to Our Indebtedness
•We have incurred a significant amount of indebtedness and the agreements governing such indebtedness subject us to required debt service payments, as well as financial and operational covenants, any of which may restrict our financial flexibility and affect our ability to operate our business.
•Servicing the Notes will require a significant amount of cash, and we may not have sufficient cash flow from our business to repay the Notes.
•We may take actions which could limit our ability to make payments on the Notes.

PART I
Item 1.    Business
References within this Annual Report to “Tandem,” “we,” “our,” “us,” “management,” or the “Company” refer to Tandem Diabetes Care, Inc., together with its wholly-owned subsidiaries in the United States, Canada, the Netherlands, and Switzerland.
Overview
Tandem Diabetes Care, a global insulin delivery and diabetes technology company, manufactures and sells advanced automated insulin delivery systems that reduce the burden of diabetes management, while creating new possibilities for patients, their loved ones, and healthcare providers. Our pump portfolio features the Tandem Mobi system and the t:slim X2 insulin pump, both of which feature Control-IQ advanced hybrid closed-loop technology. We are based in San Diego, California.
We consider our primary addressable market to be people who live with type 1 diabetes. Through our product development efforts, we are seeking to expand our addressable market to include people living with type 2 diabetes who require intensive insulin therapy. Diabetes management can vary greatly from person to person, creating multiple market segments based on clinical needs and personal preferences. Our goal is to address the individual needs of people with insulin-dependent diabetes and their care team flexibility and choice in intelligent insulin delivery systems through an accessible portfolio of market-leading pumps, applications, and insights.
The t:slim X2 Insulin Delivery System has been our flagship technology solution. In February 2024, we expanded our pump portfolio with the U.S. launch of Tandem Mobi. Both pumps feature our Control-IQ advanced hybrid closed loop technology, with an automated insulin delivery (AID) feature designed to help increase a user's time in targeted glycemic range. Our t:slim X2 and Tandem Mobi pumps can be used with a variety of infusion sets to offer patients choice in how and where their pump is worn. In addition, they are software updatable from a personal computer and compatible with our web-based data management application.
In the four-year period ended December 31, 2023, we shipped approximately 450,000 insulin pumps, which is representative of our in-warranty global installed customer base assuming the typical four-year reimbursement cycle. Approximately 310,000 pumps were shipped to customers in the United States and 140,000 were shipped to customers outside the United States.
Diabetes and the Insulin Therapy Management Market
Diabetes is a chronic, life-threatening disease for which there is no known cure. It is typically classified as either /type 1 or type 2:
•Type 1 diabetes is characterized by the body’s nearly complete inability to produce insulin. It is frequently diagnosed as an acute event during childhood or adolescence. Individuals with type 1 diabetes require intensive insulin therapy to survive.
•Type 2 diabetes is characterized by the body’s inability to either properly use insulin or produce enough insulin. It’s a progressive condition, and a person in the advanced stages of living with type 2 diabetes often requires intensive insulin therapy. The Center for Disease Control and Prevention estimates Type 2 accounts for 90-95% of diagnosed diabetes in adults in the United States.
We consider our addressable market to be people diagnosed with diabetes who are living with either type 1 diabetes, or with type 2 diabetes who require intensive insulin therapy. Throughout this Annual Report, we refer to these individuals as people with insulin-dependent diabetes. In the geographies we serve, we estimate about 5 million people live with type 1 diabetes of whom, 1.9 million reside in the United States. We estimate approximately 2 million people in the United States live with type 2 diabetes and require intensive insulin therapy.
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

There are two primary therapies used by people with insulin-dependent diabetes, Multiple Daily Injection (MDI) and insulin pumps. Insulin pumps are intended to more closely resemble the physiologic function of a healthy pancreas and use rapid-acting insulin to fulfill both mealtime (bolus) and background (basal) requirements. Insulin pump systems are most commonly comprised of a programmable, durable device, a single-use cartridge filled with insulin by the user, and a single-use infusion set to administer insulin into the person’s body. This system is typically known as a durable pump and the device itself is expected to last for multiple years. By comparison, there are also disposable pumps which combine the pump mechanism, battery and electronics with the cartridge and infusion set into a body-worn patch. These pumps are entirely disposed of by the user every 3 days.
More than 1.3 million people worldwide are estimated to use an insulin pump to manage their diabetes. We estimate that approximately 800,000 people in the United States use an insulin pump, of whom approximately 90% live with type 1 diabetes. In addition, we estimate that approximately 500,000 people use an insulin pump in approximately 25 countries outside the United States in which our insulin pump is available.
Insulin pump therapy can provide benefit to a person with insulin-dependent diabetes when used independently or in conjunction with continuous glucose monitoring (CGM), which is a technology that provides users with real-time access to their glucose levels as well as trend information. In addition, insulin pumps may feature an AID algorithm that is designed to automatically adjust a person’s insulin delivery based on their CGM trends and other factors to help minimize the frequency and/or duration of hyperglycemic and/or hypoglycemic events. The American Diabetes Association Standards of Care state that diabetes devices should be offered to people with diabetes. It also states that AID systems are preferred over non-automated pumps and MDI, and should be offered for diabetes management to youth and adults with type 1 diabetes.
Our Technology: Improving the Lives of People with Insulin-Dependent Diabetes
We develop our insulin pump technology and related product offerings using a consumer-focused approach. We initially rely on the use of behavioral sciences, including extensive research to ascertain what people with insulin-dependent diabetes require and prefer from their diabetes therapy. We then look to modern consumer technology for inspiration and design our hardware and software solutions to try to meet the specific demands of people living with diabetes. This multi-step approach has resulted in products that provide users with the distinct features and functionality they seek and in a manner that makes the features usable and intuitive.
Our insulin pumps are generally considered durable medical equipment and have an expected lifespan of at least four years. In addition to insulin pumps, we sell single-use products that are used together with our pumps and are replaced every few days, including cartridges for storing and delivering insulin, and infusion sets that connect the insulin pump to a user’s body.
We launched our flagship t:slim platform in August 2012, and its next generation, the t:slim X2, in October 2016. In February 2024, we expanded our offerings with the commercial availability of Tandem Mobi in the United States. Both pumps are fully detachable, offer Bluetooth connectivity and can be used as part of an automated insulin delivery system.

100%
7:30 AM
14 Nov
B
235 u
400
350
300
250
200
150
100
50
142
mg/dL
3
HRS
INSULIN ON BOARD
2.2 u
BOLUS
Control-IQ: 0.80 u

Key Features	Tandem Mobi	t:slim X2
Size	1.5” x 2.0”	2.0” x 3.1”
Control-IQ Technology	X	X
Remote Software Updates	X	X
On-body Wear	X
Smartphone Control	X	Mobile Bolus
Insulin Capacity	200 units	300 units
Integrated Color Touchscreen		X
Pump Button for Bolus Delivery	X	X
Our t:slim X2 and Tandem Mobi pumps feature our Control-IQ advanced hybrid closed loop technology. This AID feature is designed to help increase a user's time in targeted glycemic range (70-180 mg/dL), and is used by the majority of our customers worldwide. Control-IQ was the first AID algorithm cleared by the FDA to deliver automatic correction boluses in addition to adjusting basal insulin to help prevent high and low blood sugar. Control-IQ technology offers optional settings for sleep and exercise activities that adjust the algorithm parameters to better match the different physiological needs during these activities. Results from three independent pivotal studies using Control-IQ technology were published in the New England Journal of Medicine in October 2019, August 2020 and March 2023.
As part of our AID systems, we offer pump integration with multiple CGM sensors, which helps provide customizable solutions for people living with diabetes. The Dexcom G7 sensor is the fourth generation of Dexcom’s CGM that we have integrated with our pump technology since 2015. We began offering our t:slim X2 pump integrated with the Dexcom G7 sensor in the United States in December 2023 and outside the United States in January 2024. In addition, in January 2024 we announced that our t:slim X2 insulin pump with Control-IQ technology is the first AID system to integrate with the Abbott FreeStyle Libre 2 Plus sensor. Our extensive experience in CGM integration, and efforts to continue expanding the available CGM sensors integrated with our pump portfolio, represents our commitment to provide customizable solutions to help reduce burden and create new possibilities for people living with diabetes.

Tandem Device Updater
This tool allows our pump users to update their pump software quickly and easily from a personal computer. It is PC- and Mac- compatible and designed to work with our pumps in a manner similar to software updates on a smartphone. We have used this technology to offer our in-warranty t:slim X2 customers worldwide software updates at no cost.
Tandem Source
Our web-based data management platform provides users, their caregivers and their healthcare providers with a fast, easy and visual way to display diabetes therapy management data from our pumps, integrated CGMs and supported blood glucose meters. It also provides us with data that we can analyze to reveal patterns, trends, outcomes and associations that can be used to improve our products and in the analysis of clinical outcomes data. Tandem Source is designed to bring together the features of Tandem’s legacy t:connect, t:connect HCP, and t:connect Portal offerings with new comprehensive data reporting in one central, scalable platform. It offers automatic data transfers from pumps using the t:connect mobile app to keep online data current and remove the need for manual pump uploads.
Sugarmate
Sugarmate is a mobile app that is designed to help people visualize diabetes therapy data in innovative ways. It allows users to log glucose data and health and nutrition information, and can provide notifications and alerts to users, their family, and their caregivers.
Our Strategy & Future Technologies
Diabetes management can vary greatly from person-to-person, creating multiple market segments based on clinical needs and personal preferences. Our goal is to address the individual needs of people with insulin-dependent diabetes and their care team flexibility and choice in intelligent insulin delivery systems, through an accessible portfolio of market-leading pumps, applications, and insights.
In support of this strategy, our portfolio of future technologies includes:
t:slim X3
Advancing our flagship t:slim platform, the t:slim X3 is planned to include enhanced technology, such as greater processing power and capacity to support our advanced algorithms, as well as increased battery life and improved durability.
Mobi: Tubeless
This offering is intended to provide an alternative tubeless infusion site option for Tandem Mobi pump users. It will allow a Tandem Mobi pump to be worn completely on the user’s body with no tubing. A goal of this design is to allow people living with diabetes to customize the way they wear their pump with each cartridge change, switching between tubed and tubeless wear configurations, to best suit their personal preferences and lifestyle.
Sigi
The ergonomic, rechargeable Sigi Patch Pump is intended to reduce the burden of managing diabetes through its use of pre-filled insulin cartridges and compatibility with AID technology.
Extended Wear Infusion Sets
Infusion sets provide additional choice and flexibility to people living with diabetes. Our goals for infusion set innovations focus on solutions that extend wear time and enhance user experience, while reducing occlusions, body burden and waste. In support of this effort, unique extended wear infusion set technology is expected to be part of our future portfolio.
Control-IQ Advancements
We are continuing to drive innovation in our algorithms, emphasizing automation, personalization and simplification to continue to improve therapeutic outcomes and provide a positive patient experience. In 2023, we began a pivotal study to support expanding indications to include people living with type 2 diabetes. In late 2023, our Control-IQ technology was cleared with additional features for people with type 1 diabetes age 2 and older. We are also researching the use of different insulins with our Control-IQ technology.

Markets and Distribution Methods
Our technology solutions are now available in the following 25 countries:

Australia	Denmark	Israel	Norway	Spain
Bahamas	Finland	Italy	Portugal	Sweden
Belgium	France	Luxembourg	Saudi Arabia	Switzerland
Canada	Germany	Netherlands	Slovakia	United Kingdom
Czech Republic	Ireland	New Zealand	South Africa	United States

In the United States and Canada, we employ direct sales, customer support, and clinical teams. We also partner with independent distributors for order fulfillment. Outside the United States and Canada, we contract with distributors who have substantial responsibility for sales, customer support, clinical efforts and order fulfillment.
Revenue Concentrations and Significant Customers. A small number of independent distributors in the United States and Canada are responsible for order fulfillment. We believe these distributors carry minimal inventory at any given time. Outside the United States and Canada, there may be variability in inventory levels among our distributors, particularly when they first begin product sales or surrounding the launch of new products. For the year ended December 31, 2023, two independent distributors each accounted for more than 10% of our worldwide sales.
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
We are accredited by the Community Health Accreditation Program and are an approved Medicare provider. We enter into contracts with national and regional third-party payors to establish reimbursement for our insulin pump products, single-use insulin cartridges and other related supplies. If we are not contracted with a prospective customer’s third-party payor and in-network status cannot be otherwise obtained, then to the extent possible we use distribution channels so our customers’ orders can be serviced. While we have been working to increase our sales in the United States through our direct third-party payor contracts, the percentage is currently less than half of total sales. A third-party payor’s decision to provide coverage for a product does not imply that an adequate reimbursement rate will be approved. Further, coverage policies and third-party reimbursement rates may change at any time. Even if favorable coverage and reimbursement status is attained, less favorable coverage policies and reimbursement rates may be implemented in the future. Outside of the United States and Canada, our distribution partners are responsible for all reimbursement, tender application and fulfillment activities.
Manufacturing and Quality Assurance
Our t:slim X2 pumps, and Tandem Mobi pumps and cartridges, are currently assembled, tested, and packaged at our facilities in San Diego, California. Our t:slim X2 cartridges are manufactured by an experienced third-party contract manufacturer and packaged at our facilities in San Diego.
Outside suppliers are the source for components and some sub-assemblies in the production of our insulin pumps and cartridges. In addition, we purchase all of our currently marketed infusion sets from a third-party supplier, Unomedical A/S, a subsidiary of the ConvaTec Group. Unomedical is responsible for all manufacturing, testing, sterilization and packaging of the infusion sets under our brands. Any sole and single source supplier is managed through our supplier management program that is focused on reducing supply chain risk. Certain of our suppliers are evaluated, approved and monitored periodically by our quality department to ensure conformity with the specifications, policies and procedures applicable to our devices. Members of our quality department also inspect certain of our devices at various steps during the manufacturing cycle to facilitate compliance with our devices’ stringent specifications.

We purchase our raw materials and select components used in the manufacturing of our products from external suppliers. We purchase some supplies from a single or limited number of sources for reasons of proprietary know-how, quality assurance, cost-effectiveness, or constraints resulting from regulatory requirements. We work closely with our suppliers to help ensure continuity of supply while maintaining high quality and reliability. However, due to required medical device manufacturing qualification requirements, we may not be able to quickly establish additional or replacement sources. In the case of sole sourced parts, we manage risk through holding inventory in-house and at the supplier to ensure continuity of supply and lower risk of disruption. We purchase many of our components and sub-assemblies from manufacturers with whom we are at least dual sourced. We work closely with all suppliers to ensure continuity of supply while maintaining high quality and reliability.
We have received certification from BSI Group, a Notified Body to the International Standards Organization (ISO), of our quality system. A Notified Body is an entity that has been designated and accredited by the national competent authority of an EU Member State in accordance with applicable EU legislation to perform third-party conformity assessment activities including calibration, testing, certification and inspection of a medical device. Certain processes used in the manufacturing and testing of our devices have been verified and validated as required by the FDA and other regulatory bodies. As a medical device manufacturer, our manufacturing facility and the facilities of our sterilization and other critical suppliers are subject to periodic inspection by the FDA, certain corresponding state agencies, and Notified Bodies and foreign regulatory authorities.
Intellectual Property
We have made protection of our intellectual property a strategic priority. We rely on a combination of copyright, patent, trademark, trade secret and other intellectual property laws, non-disclosure agreements and other measures to protect our proprietary rights.
As of December 31, 2023, our patent portfolio includes numerous issued patents and pending patent applications in the U.S. and other countries, which in the aggregate, we believe to be important to our business. Patents are generally effective for 20 years from the date the earliest application was filed in the patent family, and in some cases may be extended. Our issued patents as of December 31, 2023 are set to expire over a range of years, from 2024 to 2042, subject to any extensions. We also have various registered U.S. trademarks, registered European Community trademarks, and other trademark registrations and pending trademark applications in other countries and regions of the world. In addition, we have entered into exclusive and non-exclusive licenses in the ordinary course of business relating to a wide array of technologies or other intellectual property rights or assets.
Our patents and patent applications seek to protect aspects of key features of our pumps, cartridges, algorithms and pump systems. We believe that our patent position provides us with sufficient rights to protect our current and proposed commercial products. However, our patent applications may not result in issued patents, and any patents that have been issued or might be issued may not protect our intellectual property rights. Furthermore, we operate in an industry characterized by extensive patent litigation, and our patents may not be upheld if challenged. Any patents issued to us may be challenged by third parties as being invalid or unenforceable, and patent litigation may result in significant damage awards and injunctions that could prevent the manufacture and sale of affected products or result in significant royalty payments to continue selling the products. Third parties may also independently develop similar or competing technology that avoids our patents. The steps we have taken may not prevent the misappropriation of our intellectual property, particularly in foreign countries where the laws may not protect our proprietary rights as fully as in the United States. We also face risks associated with intellectual property infringement.
We also rely on trade secrets, technical know-how and continuing innovation to develop and maintain our competitive position. We seek to protect our proprietary information and other intellectual property by generally requiring our employees, consultants, contractors, suppliers, outside scientific collaborators and other advisors to execute non-disclosure and assignment of invention agreements at the start of their employment or engagement. Agreements with our employees also forbid them from bringing the proprietary rights of third parties to us. We also generally require confidentiality or material transfer agreements from third parties that receive our confidential data or materials. We cannot guarantee that employees and third parties will abide by the confidentiality or assignment terms of these agreements. Despite measures taken to protect our intellectual property, unauthorized parties might copy aspects of our products or obtain and use information that we regard as proprietary.

Competition
The medical device industry is intensely competitive, subject to rapid change and highly sensitive to the introduction of new products, treatment techniques or technologies, or other market activities of industry participants. We compete in markets worldwide with companies that manufacture insulin delivery devices, primarily Insulet, Medtronic and Ypsomed. There are also a number of other companies developing and marketing their own insulin delivery systems and/or related software applications for launch both in the U.S. market and outside the U.S., including insulin pumps and Bluetooth-enabled insulin pens to support MDI therapy. In addition, we face competition from a number of companies, medical researchers and existing pharmaceutical companies that are pursuing new delivery devices, delivery technologies, sensing technologies, procedures, drugs and other therapeutics for the monitoring, treatment and prevention of diabetes.

Government Regulation
Regulation of Medical Devices in the United States
Our products are medical devices subject to extensive regulation by the FDA in the United States, corresponding state regulatory authorities and other regulatory bodies in other countries. Each new or significantly modified medical device we seek to commercially distribute in the United States will require either a pre-market notification under Section 510(k) of the U.S. Federal Food, Drug and Cosmetic Act (FDCA), also referred to as a 510(k) clearance, or approval from the FDA through the premarket approval (PMA) process. We have obtained clearance on multiple devices in both Class II and Class III, including Control IQ, the tslim:X2 and Tandem Mobi.
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
There are three Class II categories classified by the FDA for the interoperability of devices as a complete AID system that are intended to help support continued rapid innovation by streamlining the regulatory pathway for integrated products approved by the FDA. In June 2018, our t:slim X2 was the first insulin pump designated by the FDA as compatible with integrated continuous glucose monitoring (iCGM) devices. In February 2019, we received FDA approval of our de novo application to classify the t:slim X2 to a Class II device, under the new insulin pump classification referred to as Alternate Controller Enabled Infusion Pumps (ACE pumps). In December 2019, we received FDA approval of our de novo application to classify our Control-IQ technology as the first automated insulin dosing software in a new interoperable automated glycemic controller (iAGC) category that automatically adjusts insulin delivery to a person with type 1 diabetes age 6 and older by connecting to an ACE pump and iCGM. In November 2023, our Control-IQ technology was cleared with additional features for people with type 1 diabetes age 2 and older. In connection with the de novo applications for both the ACE pump and the iAGC category, the FDA established certain special controls that we will need to continue to satisfy. If we are not able to satisfy those special controls, we would be required to seek approval for those products under the traditional PMA submission application, which must be supported by valid scientific evidence that typically includes extensive technical, pre-clinical, clinical, manufacturing and labeling data to demonstrate to the FDA’s satisfaction the safety and efficacy of the device.
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
Physician Self-Referral Law. The Stark Law prohibits a physician from referring Medicare or Medicaid patients to an entity providing “designated health services,” including a company that furnishes durable medical equipment, if the physician or their immediate family member has a financial relationship with the company. In addition to statutory exceptions, the Centers for Medicare and Medicaid Services (CMS), has issued numerous regulatory exceptions to the Stark Law. Violation of the Stark Law could result in denial of payment, disgorgement of reimbursements received under a noncompliant arrangement, civil penalties, and exclusion from Medicare, Medicaid or other governmental programs. Although we believe that we have structured our provider arrangements to comply with current Stark Law requirements, these arrangements may not expressly meet the requirements for applicable exception from the law.
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
Data Privacy and Information Security Laws and Regulations. Our use of t:connect and Tandem Source data is subject to internal policies and procedures that are designed to comply with the federal U.S. Health Insurance Portability and Accountability Act of 1996 (HIPAA), as well as applicable U.S. state privacy laws HIPAA, as amended by Health Information Technology for Economic and Clinical Health Act of 2009 (HITECH), imposes certain requirements on covered entities, which include certain healthcare providers, health plans and healthcare clearinghouses, and their business associates and covered subcontractors that receive or obtain protected health information in connection with providing a service on behalf of a covered entity relating to the privacy, security and transmission of individually identifiable health information. Although t:connect, t:connect HCP and Tandem Source are not currently generally available to users or healthcare providers outside the United States, we are also mindful of requirements under Canada’s Personal Information Protection and Electronic Documents Act, referred to as PIPEDA, and similar provincial laws, and the E.U. and United Kingdom (U.K.) General Data Protection Regulation, collectively known as GDPR, and similar E.U. member state laws. Collectively, these laws and regulations set standards that may be applicable to us regarding safeguarding the privacy and security of the personal information we collect and use from customers, healthcare providers and other individuals. These laws also require, among other things, publication of privacy notices detailing certain data collection and sharing practices and extension of certain rights to individuals, such as the right to know what data is collected about them, to obtain a copy of that data, to correct or amend that data, and to request restricted use of that data.

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
Physician Payments Sunshine Act. The Physician Payments Sunshine Act requires certain manufacturers, including medical device manufacturers, to submit annual data to CMS pertaining to payments or other transfers of value to covered recipients, including physicians (defined to include doctors, dentists, optometrists, podiatrists and chiropractors), other health care professionals (such as physicians assistants and nurse practitioners), and teaching hospitals, as well as information regarding ownership and investment interests held by physicians and their immediate family members. Manufacturers may be subject to audit for their compliance with this law. Failure to submit the required data in an accurate and timely manner may result in the imposition of civil monetary penalties. We believe we are in substantial compliance with the Physician Payments Sunshine Act to date.
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
Regulation of Medical Devices in the European Economic Area
On 26 May 2021, Regulation (EU) 2017/745 on Medical Devices, or the Medical Device Regulation, entered into application, repealing and replacing both Directive 93/42/EEC concerning medical devices, or MDD, and Directive 90/385/EEC concerning active implantable medical devices, or AIMD. The Medical Device Regulation and its associated guidance documents and harmonized standards govern, among other things, device design and development, preclinical and clinical or performance testing, premarket conformity assessment, registration and listing, manufacturing, labeling, storage, claims, sales and distribution, export and import and post-market surveillance, vigilance, and market surveillance. Medical devices must comply with the General Safety and Performance Requirements, or GSPRs, set out in Annex I of the Medical Device Regulation. Compliance with these requirements is a prerequisite to be able to affix the CE mark to devices, without which they cannot be marketed or sold in the European Economic Area (comprised of the 27 EU Member States, Iceland, Liechtenstein and Norway). To demonstrate compliance with the GSPRs provided in the Medical Device Regulation and obtain the right to affix the CE mark, medical devices manufacturers must undergo a conformity assessment procedure, which varies according to the type of medical device and its classification. Apart from low risk medical devices (Class I with no measuring function and which are not sterile), in relation to which the manufacturer may issue an EU Declaration of Conformity based on a self-assessment of the conformity of its products with the GSPRs, a conformity assessment procedure requires the intervention of a Notified Body, which is an organization designated by a Competent Authority of an EEA country to conduct conformity assessments. Depending on the relevant conformity assessment procedure, the Notified Body audits and examines the technical documentation and the quality system for the manufacture, design and final inspection of the medical devices. The Notified Body issues a CE Certificate of Conformity following successful completion of a conformity assessment procedure conducted in relation to the medical device and its manufacturer and their conformity with the GSPRs. This Certificate and the related conformity assessment process entitles the manufacturer to affix the CE mark to its medical devices after having prepared and signed a related EU Declaration of Conformity.
As a general rule, demonstration of conformity of medical devices and their manufacturers with the GSPRs must be based, among other things, on the evaluation of clinical data supporting the safety and performance of the products during normal conditions of use. Specifically, a manufacturer must demonstrate that the device achieves its intended performance during normal conditions of use and that the known and foreseeable risks, and any adverse events, are minimized and acceptable when weighed against the benefits of its intended performance, and that any claims made about the performance and safety of the device (e.g., product labeling and instructions for use) are supported by suitable evidence. This assessment must be based on clinical data, which can be obtained from (1) clinical studies conducted on the devices being assessed, (2) scientific literature from similar devices whose equivalence with the assessed device can be demonstrated or (3) both clinical studies and scientific literature. The conduct of clinical studies in the EEA is governed by detailed regulatory obligations. These may include the requirement of prior authorization by the Competent Authorities of the country in which the study takes place and the requirement to obtain a positive opinion from a competent Ethics Committee. This process can be expensive and time-consuming. After a device is placed on the market, it remains subject to significant regulatory requirements.
The Medical Device Regulation provides transitional provisions, amended by Regulation (EU) 2023/603. Accordingly, CE Certificates of Conformity issued by Notified Bodies in accordance with the MDD or the AIMD from 25 May 2017, and which remained valid on 26 May 2021 and have not since been withdrawn will, with certain exceptions, remain valid until 31 December 2027 for Class III and Class IIb implantable medical devices and until 31 December 2028 for other Class IIb, Class IIa and Class I devices with a measuring function or which are sterile. Class I medical devices, for which the conformity assessment procedure in accordance with the MDD or the AIMD did not require the involvement of a Notified Body but will require the involvement of a Notified Body in accordance with the Medical Device Regulation and for which an EU Declaration of Conformity was issued in accordance with the MDD or the AIMD before 26 May 2021, can continue to be placed on the EEA market until 31 December 2028. Manufacturers of medical devices may only benefit from the above extended transitional provisions deadlines if the following conditions are fulfilled: (i) the devices continue to comply with the requirements of the MDD or AIMD, (ii) there are no significant changes in the design and intended purpose, (iii) the devices do not present an unacceptable risk to the health or safety of patients, users or other persons, or to other aspects of the protection of public health, (iv) the manufacturer implements a quality management system by 26 May 2024 which complies with the requirements of the Medical Devices Regulation, (v) by 26 May 2024 an application is lodged with a Notified Body for conduct of the conformity assessment of the devices covered by the CE Certificate of Conformity, or the devices intended to substitute for such devices, in accordance with the Medical Device Regulation and a related written agreement is signed with the Notified Body by 26 September 2024, and (vi) from 26 May 2021, compliance with the Medical Device Regulation relating to post-market surveillance, market surveillance, vigilance, registration of economic operators and of devices is ensured in place of the corresponding requirements in the MDD or AIMD.
In addition, CE Certificates of Conformity issued by Notified Bodies in accordance with the MDD or the AIMD from 25 May 2017, which were valid on 26 May 2021 and have not been withdraw since but which expired before 20 March 2023, will only continue to be valid in accordance with the extended transitional deadlines above if either (i) the manufacturer signed a written agreement with a Notified Body for the conformity assessment of the device covered by the expired CE Certificate of Conformity, or the device intended to substitute that device, in accordance with the Medical Device Regulation before the date of expiry of the CE Certificate of Conformity, or (ii) a competent authority of an EEA country has granted a derogation from the application conformity assessment procedure in accordance with Article 59(1) or Article 97(1) of the Medical Device Regulation.
Class III custom-made implantable medical devices may be placed on the market until 26 May 2026 without a CE Certificate of Conformity issued by Notified Body, provided that (i) by 26 May 2024, an application is lodged with a Notified Body for the conformity assessment of the devices, in accordance with the Medical Device Regulation and a related written agreement is signed with the Notified Body by 26 September 2024.
The advertising and promotion of medical devices in the EU is subject to the national laws of the individual EEA country that implemented the MDD, the AIMD and that apply the Medical Device Regulation, Directive 2006/114/EC concerning misleading and comparative advertising, and Directive 2005/29/EC on unfair commercial practices, as well as other national legislation of individual EEA countries governing the advertising and promotion of medical devices EEA countries’ national legislation may also restrict or impose limitations on our ability to advertise our products directly to the general public. In addition, voluntary EU and national industry Codes of Conduct provide guidelines on the advertising and promotion of our products to the general public and may impose limitations on our promotional activities with healthcare professionals.
Outside of the European Union, regulatory approval would need to be sought on a country-by-country basis for us to market our products. We have obtained the right to affix the CE Mark to the t:slim X2 Insulin Delivery System, which allows us to distribute this product throughout the European Union. We may also leverage the CE Mark in certain other countries to fulfill the national applicable regulatory requirements for placing our product on national markets. In addition, we have Health Canada approval to sell the t:slim X2 in Canada.
Outside the United States, interactions between medical device companies, government officials and health care professionals are also governed by strict laws, such as national anti-bribery laws of European countries, national sunshine rules, regulations, industry self-regulation codes of conduct and physicians’ codes of professional conduct. These laws include the U.K. Bribery Act and similar anti-bribery laws in other jurisdictions in which we operate. Such laws generally prohibit U.S.-

based companies and their intermediaries from making improper payments for the purpose of obtaining or retaining business to foreign officials, or in the case of the U.K. Bribery Act, to any person.
Environment, Social and Governance
Our Board of Directors and management team believe that environmental stewardship, social responsibility, and solid corporate governance are important to our business strategy and long-term value creation for our shareholders, employees, customers, and communities. The Nominating and Corporate Governance Committee of our Board oversees ESG matters across our business operations in accordance with its charter. Our management team is responsible for developing and driving strategic ESG initiatives and programs across our business and providing regular updates on progress to the Nominating and Corporate Governance Committee.
Additional information about our Environmental, Social and Governance practices can be found on our website within the “Investor Center” section. The information contained on or accessed through our website does not constitute part of this Annual Report, and references to our website address in this Annual Report are inactive textual references only.
Human Capital
We are committed to creating and maintaining a safe, diverse, and inclusive community for all employees while we serve our customers and fulfill our mission to improve the lives of people with diabetes. As of December 31, 2023, we had approximately 2,400 regular full-time employees, who primarily work in the United States, Canada, or Europe. The term “employees” in this Annual Report means our regular full-time employees. Our headquarters are in San Diego, California, where our primary research and development and administrative headquarters are located, and where we also operate a manufacturing facility and a warehousing facility. None of our employees are represented by a collective bargaining agreement, and we have never experienced any work stoppage. We believe we have good relations with our employees.
Culture
Fostering and maintaining a strong, healthy culture is a key strategic focus. Our core values statement was created by our employees in a bottom-up, cross-functional process that we revisit and refresh on a periodic basis. Our Words We Live By describe our core values and reflect who we are and the way our employees interact with one another, our customers, partners and stockholders.
In 2021, we began conducting employee engagement surveys through Gallup, a leading global consulting firm on employee engagement. More than 90% of our employees have participated each year, and the results demonstrated that our overall engagement levels exceed Gallup’s averages worldwide and in the United States. In addition, we exceeded overall engagement in the professional, scientific and technical sector, as well as the life sciences sector. The results also reflected that we are a mission-driven company with employees’ response on our strength of purpose far exceeding Gallup’s measurement for world class.
Diversity, Equity and Inclusion
Our diversity, equity and inclusion (DE&I) efforts focus on cultivating and encouraging an inclusive and equitable culture where diversity of thought is represented and can thrive throughout our organization. More than half of our employees are female, including 30% of our employees at the Vice President level or higher, and approximately half of our employees are from an underrepresented ethnic community. We believe that bringing together different perspectives and experiences is fundamental to innovation and continuing to raise the bar in the field of diabetes technology.
2021 was our first full year of having a DE&I Council, which we have continued to expand since that time. This Council is sponsored by executive management and we provide regular updates to our Board of Directors on its initiatives and progress. It is staffed by employees with diverse backgrounds, experiences or characteristics who share a common interest in professional development, improving corporate culture and delivering sustained business results. In 2023, our first employee resource groups were formed and focus on supporting populations within Tandem including women and gender minorities, LGBTQIA+, Pacific Islander or Asians, parents and caregivers, and in enhancing Tandem’s sustainability efforts. Our DE&I efforts are focused on diabetes representation and access, representation in leadership, representation in technology roles and pro-inclusion. In addition, we are focused on cultivating and supporting our internal culture through diversity of thought, support and advocacy within the diabetes community and continuing to build and maintain a diverse and inclusive workforce.

Organizational Development
Attracting, developing and retaining employees is critical to our longer-term success. We have established a comprehensive training program to develop employees throughout the organization. Emerging Leaders and Leading in Tandem are examples of internal programs intended for high performing individual contributors, and newly hired and promoted supervisors and managers, respectively. More than 95% of employees participating in these programs remain employed at Tandem and approximately one-third have been promoted or have had a significant change in scope of responsibility. In 2023, approximately 400 employees participated in our leadership development programs.

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
We have comprehensive safety training programs that teach our employees how to do their jobs safely and in compliance with laws and regulations. We operate in modern, efficient, and safe facilities, and have had minimal accident and injury rates company wide. Despite this success, however, our goal remains the same: zero accidents.

Additional Information
Our website address is www.tandemdiabetes.com. Copies of our filings with the SEC, including our annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and amendments to those reports filed or furnished pursuant to Section 13(a) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), are available free of charge on our website within the “Investor Center” section as soon as reasonably practicable after having been electronically filed with or furnished to the SEC. The information contained on or accessed through our website does not constitute part of this Annual Report, and references to our website address in this Annual Report are inactive textual references only.

Item 1A. Risk Factors.

An investment in our common stock, or in securities convertible into or exchangeable for our common stock, involves a high degree of risk. You should carefully consider the risks described below, together with all of the other information included in this Annual Report, as well as in our other filings with the SEC, in evaluating our business. If any of the following risks actually occur, our business, financial condition, operating results and future prospects could be materially and adversely affected. In that case, the trading price of our common stock may decline and you might lose all or part of your investment. The risks described below are not the only ones we face. Additional risks that we currently do not know about or that we currently believe to be immaterial may also impair our business, financial condition, operating results, liquidity, and future prospects. Certain statements below are forward-looking statements. For additional information, see “Cautionary Note Regarding Forward-Looking Statements” at the beginning of this Annual Report and Part II, Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations of this Annual Report.
Risks Related to Our Business and Our Industry
We have incurred significant operating losses since inception and cannot assure you that we will achieve sustained profitability.
Since our inception in January 2006, we have incurred a significant net loss. As of December 31, 2023, we had an accumulated deficit of $951.8 million. To date, we have funded our operations primarily through cash collected from product sales, private and public offerings of our equity securities, and debt financing. We have devoted substantially all of our resources to the design, development and commercialization of our products, the scaling of our manufacturing and business operations, and the research and development of our current products and products under development.
Since the first quarter of 2013, we have been able to manufacture and sell our insulin pump products at a cost and in volumes sufficient to allow us to achieve a positive overall gross margin. For the years ended December 31, 2023 and 2022, our gross profits were $367.7 million and $413.0 million, respectively. Although we have achieved a positive overall gross margin during the years ended December 31, 2023 and 2022, we had net losses from operations of $222.6 million and $94.6 million, respectively, and we may continue to incur losses in the future.
To implement our business strategy and achieve consistent profitability, we need to, among other things, increase sales of our products and the gross profit associated with those sales, maintain an appropriate customer service, training and support infrastructure, fund ongoing research and development (R&D) activities, create additional efficiencies in our manufacturing processes while adding to our capacity, and obtain regulatory clearance, certification or approval to commercialize our products currently under development both in the United States and the more than 25 countries outside the United States in which our insulin pumps are available. We expect our expenses will continue to increase as we pursue these objectives and make investments in our business. Additional increases in our expenses without commensurate increases in sales could significantly increase our operating losses.
The extent of our future operating losses and the timing of our profitability are highly uncertain in light of a number of factors, including the timing of the launch of new products and product features by us and our competitors, market acceptance of our products and competing products by people with insulin-dependent diabetes, their caregivers and healthcare providers, the timing of regulatory clearance, certification, or approval of our products and the products of our competitors, the actual efficiencies gained in our manufacturing processes, and general economic conditions. Any additional operating losses will have an adverse effect on our stockholders’ equity, and we cannot assure you that we will be able to sustain profitability.
We currently rely on sales of insulin pump products to generate a significant portion of our revenue, and any factors that negatively impact sales of these products may adversely affect our business, financial condition and operating results.
We generate nearly all of our revenue from the sale of t:slim X2 insulin pumps and the related insulin cartridges and infusion sets. In addition, we recently launched our Tandem Mobi insulin pump. Sales of these products may be negatively impacted by many factors, including:

•market acceptance of the insulin pumps and related products manufactured and sold by our key competitors, including Insulet, Medtronic, and Ypsomed;
•the potential that breakthroughs for the monitoring, treatment or prevention of diabetes may render our insulin pumps obsolete or less desirable;
•adverse regulatory or legal actions relating to our products, or similar products or technologies of our competitors;
•failure of our Tandem Device Updater to accurately and timely provide customers with remote access to new product features and functionality as anticipated, or our failure to obtain regulatory clearance, certification, or approval for any such updates;
•changes in reimbursement rates or policies relating to insulin pumps or similar products or technologies by third-party payors;
•competitive pricing and attrition rates of consumers who cease using our products;
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
Because we currently rely on sales of our t:slim X2 insulin pump, and expect to rely on sales of our Tandem
Mobi insulin pump, and related products to generate a significant majority of our revenue, any factors that negatively impact sales of these products (or negatively impact the products or components integrated with these products) could adversely affect our business, financial condition and operating results. Furthermore, any disruption in our supply chain could negatively impact our ability to manufacture or otherwise supply sufficient product quantities to meet current customer demand, or any unexpected increase in demand, which could also have the effect of magnifying the negative impact of any of the factors described above.

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
A key to maintaining and growing our revenue is the retention of a high percentage of our customers due to the potentially significant revenue generated from ongoing purchases of single-use infusion sets, insulin cartridges and other supplies. In addition, our pumps are designed and tested to remain effective for at least four years and a customer may consider purchasing another product from us when the time comes to replace the pump. We have developed retention programs, including our Tandem Choice Program, aimed at our customers, their caregivers and healthcare providers, which include discounts, training specific to our products, ongoing support by our sales and clinical employees, and technical support and customer service. Demand for our products from our existing customers could decline or could fail to increase as anticipated or projected as a result of a number of factors, including the introduction of competing products, breakthroughs for the monitoring, treatment or prevention of diabetes, changes in reimbursement rates or policies, manufacturing problems, perceived safety or reliability issues with our products or components or the products of our competitors, the failure to secure regulatory clearance, certification, or approvals for products or product features in a timely manner or at all, product development or commercialization delays, the impacts and disruption from health epidemics or pandemics, international conflicts, or for other reasons.
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
The medical device industry is intensely competitive, subject to rapid change and highly sensitive to the introduction of new products, treatment techniques or technologies, as well as other activities of industry participants. To continue to compete effectively, we must continue to create, invest in or acquire advanced technology, incorporate this technology into our proprietary products, obtain regulatory clearance, certification, or approvals in a timely manner, and manufacture and successfully market our products. Given these factors, we cannot guarantee that we will be able to compete effectively or continue our level of success.
Our primary competitors are major medical device companies, primarily Insulet, Medtronic, and Ypsomed. There are also a number of other companies developing and marketing their own insulin delivery systems and/or related software applications, including insulin pumps and Bluetooth-enabled insulin pens to support MDI therapy. Our primary competitors may enjoy several competitive advantages over us, including:
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
In addition, the competitive environment in which we operate has resulted and may continue to result in competitive pressures on our manufacturers, suppliers, distributors, collaboration partners and other business constituents. For example, we have entered into development agreements with Dexcom, which provide us non-exclusive licenses to integrate various generations of Dexcom CGM technology with our insulin pump products. Abbott also offers glucose sensors which compete with Dexcom CGMs. Further, we have entered into an agreement with Abbott to develop and commercialize integrated diabetes solutions using Abbott’s glucose sensor. There can be no assurance that our collaborations with Dexcom and Abbott will be successful or that we will not experience delays, business disputes, or other unanticipated challenges. Competitive pressures within our industry could negatively impact the financial condition of our business partners and impact their ability to fulfill contractual obligations to us, which could negatively impact our product sales, result in delays in obtaining regulatory clearances, certifications, or approvals for new products, harm our reputation, and result in harm to our financial condition and operating results.
For these and other reasons, we may not be able to compete successfully against our current or potential future competitors, which could have a material adverse impact on our financial condition and operating results.

Competing products, therapeutic techniques or other technological developments and breakthroughs for the monitoring, treatment or prevention of diabetes may render our products obsolete or less desirable.

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
Because the insulin-dependent diabetes market is large and growing, we anticipate companies will continue to dedicate significant resources to developing competing products and technologies. The introduction by competitors of products that are or claim to be superior to our products may create market confusion that may make it difficult to differentiate the benefits of our products over competing products. In addition, some of our competitors employ aggressive pricing strategies, including the use of discounts, rebates, low-cost product upgrades or other financial incentives that could adversely affect sales of our products. If a competitor develops a product that competes with or is perceived to be superior to our products, or if competitors continue to utilize strategies that place downward pressure on pricing within our industry, our sales may decline, our operating margins could be reduced and we may fail to meet our financial projections, which would materially and adversely affect our business, financial condition and operating results.
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

The failure of our insulin pumps and related products to achieve and maintain market acceptance could result in us achieving sales below our expectations, which would cause our business, financial condition and operating results to be materially and adversely affected.
Our current business and growth strategy is highly dependent on our insulin pumps and related products achieving and maintaining market acceptance. For us to sell our products to people with insulin-dependent diabetes, we must demonstrate to them, their caregivers and healthcare providers that our products are an attractive alternative to competitive products for the treatment of diabetes, including traditional insulin pump products and MDI therapies, as well as alternative diabetes monitoring, treatment or prevention methodologies. Market acceptance and adoption of our products depends on educating people with diabetes, as well as their caregivers and healthcare providers, about the distinct features, ease-of-use, beneficial treatment outcomes, and other perceived benefits of our products as compared to competing products. If we are not successful in convincing existing and potential customers of the benefits of our products, or if we are not able to achieve the support of caregivers and healthcare providers for our products, our sales may decline or we may achieve sales below our expectations.
Market acceptance of our products could be negatively impacted by many factors, including:
•the failure of our products to achieve and maintain wide acceptance among people with insulin-dependent diabetes, their caregivers, healthcare providers, third-party payors and key opinion leaders in the diabetes treatment community;
•lack of evidence supporting the safety, effectiveness, ease-of-use or other perceived benefits of our products over competing products or other currently available insulin treatment methodologies;
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
We currently have contracts establishing reimbursement for our insulin pump products with a number of national and regional third-party payors in the United States. While we may enter into additional contracts both in the United States and the more than 25 countries outside the United States in which our insulin pumps are available through third-party payors, and add coverage for future products under our current agreements, we cannot guarantee that we will succeed in doing so or that the reimbursement contracts that we are able to negotiate will enable us to sell our products on a profitable basis. In particular, we have limited experience securing reimbursement in international markets other than Canada, as that process is managed by local distributors. Government involvement in funding healthcare may limit access to or reimbursement for the Company’s products. In addition, existing contracts with third-party payors generally include numerous quality and compliance related requirements, including audit rights, and can be modified or terminated by the third-party payor without cause and with little or no notice to us. Our compliance with the administrative procedures or requirements may result in increased costs for us and delays in processing approvals by those third-party payors for customers to obtain coverage for our products, and any payor audits of our compliance obligations may result in requests for refunds or other costs. Failure to secure or retain adequate coverage or reimbursement for our current and future products by third-party payors, or delays in processing approvals by those payors, could result in the loss of sales, which could have a material adverse effect on our business, financial condition and operating results.
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
Our financial condition and operating results are and will continue to be highly dependent on our ability to adequately promote, market and sell our insulin pump and related products, and the ability of our diabetes educators to train new customers on the use of our products. If our sales and marketing representatives or diabetes educators are restricted in their ability to interact with healthcare professionals and customers, our sales could decrease or may not increase at levels that are in line with our forecasts.

If we are unable to maintain our existing sales, marketing, clinical and customer service infrastructure, we may fail to increase our sales to meet our forecasts.
A key element of our business strategy involves our sales, marketing, clinical and customer service personnel driving adoption of our products. We have significantly increased the number of sales, marketing, clinical and customer service personnel employed by us since we began commercial sales. However, we have faced considerable challenges in growing and managing these resources, including with respect to recruiting, training and assimilation of sales territories and new clinical training staff. We expect to continue to face significant challenges as we seek to further increase the number of our sales, clinical and customer service personnel to optimize the coverage of our existing sales territories, as well as expand the number and scope of our existing sales territories. These challenges may be even greater in connection with our commercial expansion outside of the United States, where we have limited experience. Unexpected turnover among our sales, marketing, clinical and customer service personnel, or unanticipated challenges in recruiting additional personnel, would have a negative impact on our ability to achieve our sales projections. Further, if a sales, marketing or clinical representative was to depart and be retained by one of our competitors, we may fail to prevent him or her from helping competitors solicit business from our existing customers, which could adversely affect our sales. Similarly, if we are not able to recruit and retain a network of diabetes educators and customer service personnel, we may not be able to successfully train and service new customers, which could delay new sales and harm our reputation. These risks may be greater in the event of general labor shortages in the United States.
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
None of our independent distributors in the United States have been required to sell our products exclusively and each of them may freely sell the products of our competitors. As a result, our independent distributors may not devote a sufficient level of resources and the support required to generate awareness of our products and grow or maintain product sales at the levels we expect, which may negatively affect our sales.
For the year ended December 31, 2023, two independent distributors each accounted for more than 10% of our worldwide sales. If any of our key independent distributors were to cease to distribute our products or reduce their promotion of our products as compared to the products of our competitors, our sales could be adversely affected. In that case, we may need to seek alternative independent distributors or increase our reliance on our other independent distributors or our direct sales representatives, which may not prevent our sales from being adversely affected. Additionally, to the extent we enter into additional arrangements with independent distributors to perform sales, marketing or distribution services, the terms of the arrangements could result in our product margins being lower than if we directly marketed and sold our products.

If the third parties on which we increasingly rely to assist us with our current and anticipated pre-clinical development or clinical trials do not perform as expected, we may not be able to obtain regulatory clearance, certification, or approval or commercialize our products.
As our clinical infrastructure expands, we expect to increasingly rely on third parties, such as contract research organizations, medical institutions, clinical investigators and contract laboratories to conduct some of our current and anticipated pre-clinical investigations and clinical trials. If we are not able to reach mutually acceptable agreements with these third parties on a timely basis, these third parties do not successfully carry out their commitments or regulatory obligations or meet expected deadlines, or the quality or accuracy of the data they obtain is compromised due to the failure to adhere to agreed-upon clinical protocols or regulatory requirements or for other reasons, our pre-clinical development activities or clinical trials may be extended, delayed, suspended or terminated, and we may not be able to obtain regulatory clearance, certification, or approval for, or successfully commercialize, our products on a timely basis, if at all, and our business, operating results and prospects may be adversely affected.
We are dependent on clinical investigators and clinical sites to enroll participants in our current and anticipated clinical trials and human factors studies, and the failure to successfully complete those trials and studies could prevent us from obtaining regulatory clearances, certifications, or approvals for or commercializing our products.
As part of our product development efforts, we expect to increasingly rely on clinical investigators and clinical sites to enroll participants in our clinical trials or users in our human factors testing and other third parties to manage such trials and testing and to perform related data collection and analysis. However, we may not be able to control the amount and timing of resources that clinical sites may devote to our clinical trials or other studies. If these clinical investigators and clinical sites fail to enroll a sufficient number of patients, fail to ensure compliance by patients with clinical protocols, or fail to comply with regulatory requirements, we may be unable to successfully complete our clinical trials or other studies, which could prevent us from obtaining regulatory clearances, certifications, or approvals for our products and commercializing our products, which would have an adverse impact on our business.
If important assumptions about the potential market for our products are inaccurate, or if we have failed to understand what people with insulin-dependent diabetes are seeking in an insulin pump, our business and operating results may be adversely affected.
Our business strategy was developed based on a number of important assumptions about the diabetes industry in general, and the insulin-dependent diabetes market in particular, any one or more of which may prove to be inaccurate or may change over time. For example, we believe that the benefits of insulin pump therapy as compared to other common insulin treatment alternatives will continue to drive growth in the market for insulin pump therapy. In addition, we believe the incidence of diabetes in the United States and worldwide is increasing. Further, our view is that diabetes management can vary greatly from person to person, creating multiple market segments based on clinical needs and personal preferences. However, each of these assumptions may prove to be inaccurate and limited sources exist to compare treatment alternatives and obtain reliable market data. The actual incidence of diabetes, and the actual demand for our products or competing products, could differ materially from our projections if our assumptions are incorrect. In addition, our strategy of focusing exclusively on the insulin-dependent diabetes market may limit our ability to increase sales or achieve profitability.
Another key element of our business strategy is using market research to understand what people with diabetes are seeking to improve in their diabetes therapy management. This strategy underlies our entire product design, marketing and customer support approach and is the basis on which we developed our current products and are pursuing the development of new products. However, our market research is based on interviews, focus groups and online surveys involving people with insulin-dependent diabetes, their caregivers and healthcare providers, which represent only a small percentage of the overall insulin-dependent diabetes market. As a result, the responses we receive may not be reflective of the broader market and may not provide us accurate insight into the desires of people with insulin-dependent diabetes. In addition, understanding the meaning and significance of such market research responses necessarily requires that analysis be conducted and conclusions be drawn. We may not be able perform an analysis that yields meaningful results, or the conclusions we draw from the analysis could be misleading or incorrect. Moreover, even if our market research has allowed us to better understand the features and functionality consumers are seeking in an insulin pump to improve management of their diabetes therapy, there can be no assurance that consumers will actually purchase our products or that our competitors will not develop products with similar features.

We expect to face complexities frequently encountered by companies in competitive and rapidly evolving markets, which may make it difficult to evaluate our business and forecast our future sales and operating results.
We operate in a competitive and rapidly evolving market. Important industry changes, such as FDA approval and the launch of new products by our competitors, as well as changes specific to our business, such as the timing of our launch of new products currently in development, increasing reliance on digital health products and connected devices, and our potential expansion of commercial sales in international markets, combine to make it more difficult for us to predict our future sales and operating results, as well as our expected timeframe to achieve profitability. In assessing our business prospects, you should consider these factors as well as the various risks and difficulties frequently encountered by companies in competitive and rapidly evolving markets, particularly those companies that manufacture and sell medical devices.
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
•manage cybersecurity and other technological risks associated with our expanding portfolio of digital health products, and align these products to a dynamic threat landscape;
•obtain and maintain regulatory clearance, certification, or approval to enhance our existing products and commercialize proposed products;
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
•our inability to secure product components in a timely manner due to shipping delays at ports of entry or exit, the impact of natural disasters, global conflicts, health pandemics or other issues, in sufficient quantities and on commercially reasonable terms;
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
As demand for our products increases, and as the number of our commercial products expands, we will have to invest additional resources to purchase components, hire and train employees, and enhance our manufacturing processes and quality systems. We may also increase our utilization of third parties to perform contracted manufacturing services for us, and we may need to acquire additional custom designed equipment to support the expansion of our manufacturing capacity. In addition, although we expect some of our products under development to share product features and components with our current products, manufacturing of these products may require modification of our production lines, hiring of specialized employees, identification of new suppliers for specific components, qualifying and implementing additional equipment and procedures, obtaining new regulatory clearances, certifications, or approvals, or developing new manufacturing technologies. Ultimately, it may not be possible for us to manufacture these products at a cost or in quantities sufficient to make these products commercially viable.

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
If we and our suppliers fail to increase our production capacity to meet consumer demand while also maintaining product quality standards, obtaining and maintaining regulatory clearances, certifications, or approvals, and efficiently managing costs, our sales and operating margins could be negatively impacted, which would have an adverse impact on our financial condition and operating results.
We depend on a limited number of third-party suppliers for certain components and products, and the loss of any of these suppliers, their inability to provide us with an adequate supply of components or products, or our inability to adequately forecast customer demand, could harm our business.
We currently rely, and expect to continue to rely, on third-party suppliers to supply components of our current products and our potential future products, including our single-use insulin cartridges. For example, we rely on plastic injection molding companies to provide plastic molded components, electronic manufacturing suppliers to provide electronic assemblies, and machining companies to provide machined mechanical components. We also purchase all of our infusion sets and pump accessories from third-party suppliers. For our business strategy to be successful, our suppliers must be able to provide us with components and products in sufficient quantities, in compliance with regulatory requirements and quality control standards, in accordance with agreed-upon specifications, at acceptable costs and on a timely basis.
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
We place orders with our suppliers using our forecasts of customer demand, which are based on a number of assumptions and estimates, in advance of purchase commitments from our customers. As a result, we incur inventory and manufacturing costs in advance of anticipated sales, which sales ultimately may not materialize or may be lower than expected. If we overestimate customer demand, we may experience higher inventory carrying costs and increased excess or obsolete inventory, which would negatively impact our results of operations. By the same token, if we underestimate future demand, we may be unable to meet future production requirements or our inventory of critical materials may be below our targeted stocking levels. We expect it will be particularly difficult to accurately forecast demand during the global pandemic and even for some time while travel and social-distancing restrictions are lifted.

We may also have difficulty obtaining components from other suppliers that are acceptable to the FDA or other regulatory authorities, or Notified Bodies, and the failure of our suppliers to comply with regulatory requirements could expose us to regulatory action including warning letters, product recalls, termination or interruption of distribution, operating restrictions, product seizures, delays in obtaining approval or clearance of future products, suspension or withdrawal of approvals, clearances, or certification, fines, civil penalties, or criminal prosecution. Such a failure by our suppliers could also require us to cease using the components, seek alternative components or technologies, and modify our products to incorporate alternative components or technologies, which could necessitate additional regulatory clearances, certifications, or approvals. Any disruption of this nature, or any increased expenses associated with any such disruption, could negatively impact our ability to manufacture our products on a timely basis, in sufficient quantities, or at all, which could harm our commercialization efforts and have a material adverse impact on our operating results.
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
Studies to evaluate the safety or effectiveness of our latest products in a controlled setting are only available over the past few years. As a result, people with insulin-dependent diabetes and healthcare providers may not be familiar with our studies and may be slower to adopt or recommend our products. Further, even with data from controlled studies third-party payors may not be willing to provide coverage or reimbursement for our products. We remain subject to regulatory and product liability risks, and these and other factors could slow the adoption of our products and result in our sales being lower than anticipated. In addition, future studies or clinical experience may indicate that treatment with our products is not superior to treatment with competing products. Such results could slow the adoption of our products and significantly reduce our sales, which could prevent us from achieving our forecasted sales targets or achieving or sustaining profitability.

If the results of clinical studies or other experience, such as our monitoring or investigation of customer complaints, indicate that our products may cause or create an unacceptable risk of unexpected or serious complications or other unforeseen negative effects, we could be required to inform our customers of these risks or complications or, in more serious circumstances, we could be subject to mandatory product recalls, suspension or withdrawal of clearance, certification, or approval from regulatory authorities or Notified Bodies, product recalls or seizure, operating restrictions, interruption of production, fines, civil penalties and criminal prosecution which could result in significant legal liability, harm to our reputation, and a decline in our product sales.
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
Additionally, we may not be in a position to exercise sole decision-making authority regarding a collaboration, licensing or other similar arrangement, which could create the potential risk of creating impasses on decisions. Further, our collaborators and business partners may have economic or business interests or goals that are, or that may become, inconsistent with our business interests or goals. It is possible that conflicts may arise with our collaborators and other business partners, such as conflicts concerning the achievement of performance milestones, or the interpretation of significant terms under any agreement, such as those related to financial obligations, termination rights or the ownership or control or other licenses of intellectual property rights. If any conflicts arise with our current or future collaborators, they may act in their self-interest, which may be adverse to our best interest, and they may breach their obligations to us. In addition, we have limited control over the amount and timing of resources that our current collaborators, such as Dexcom and Abbott, or any future collaborators devote to our arrangement with them or our future products. Disputes between us and our current, future or potential collaborators may result in litigation or arbitration which would increase our expenses and divert the attention of our management. Further, these transactions and arrangements are contractual in nature and may be terminated or dissolved under the terms of the applicable agreements and, in such event, we may not continue to have rights to the products relating to such transaction or arrangement or may need to purchase such rights at a premium. For example, we have entered into multiple development and commercialization agreements with Dexcom, which provide us non-exclusive licenses to integrate various currently available and future generations of Dexcom’s CGM technology with our insulin pump products. Under certain circumstances, these agreements may be terminated by either party without cause or on short notice. Our current agreements with Dexcom do not grant us rights to integrate future generations of Dexcom CGM technology, beyond G7 CGM devices, with any of our current or future products. Termination of any of our agreements with Dexcom would require us to redesign certain current products and products under development, and attempt to integrate an alternative CGM system into our insulin pump systems, which would require significant development and regulatory activities that could result in an interruption or substantial delay in the availability of the product to our customers. The termination of our existing commercial agreements with Dexcom would disrupt our ability to commercialize our existing products and our development of future products, which could have a material adverse impact on our financial condition and results of operations, negatively impact our ability to compete and cause our stock price to decline.

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
Competition for senior management and key employees in our industry is intense and over the past year we have also experienced general labor shortages in various areas of our business. We cannot guarantee that we will be able to retain our personnel or attract new, qualified personnel. In addition, adoption of new work models and requirements about when or how often employees work on site or remotely may present new challenges. As certain jobs and employers increasingly operate remotely, competition for talent may change in ways that cannot be fully predicted at this time. Moreover, we may need to increase employee wages, equity incentives, and benefits to attract and retain our personnel, which would increase our expenses. It may be difficult to continue to incentivize employees with meaningful equity incentives while limiting the use of the share reserve under our current long-term incentive plans. The loss of the services of certain members of our senior management or key employees could prevent or delay the implementation and completion of our strategic objectives, or divert management’s attention to seeking qualified replacements, and any general labor shortages could also negatively impact our ability to expand and scale functions that are needed to support the ongoing development of our products and the future growth of our business. Each member of senior management, as well as the vast majority of our employees may terminate employment without notice and without cause or good reason. The members of our senior management are not subject to non-competition agreements. Accordingly, the adverse effect resulting from the loss of certain members of senior management could be compounded by our inability to prevent them from competing with us.
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
•unanticipated costs, liabilities, impairment charges or write-offs associated with acquisitions or investments;
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
Our sales in the approximately 25 countries in which our products are offered outside the United States, which accounted for approximately 26% of our total sales during 2023, are accompanied by certain financial and other risks related to international business markets, including:

•local product preferences and differing regulatory requirements for product clearances, certifications, or approvals;

•differing U.S. and foreign medical device import and export rules;

•more restrictive privacy and security laws relating to personal information of end-users and employees, including GDPR and other E.U. Member State national legislation;

•reduced protection for our intellectual property rights in certain countries outside the U.S. than exists in the U.S.;

•unexpected changes in tariffs, trade barriers and regulatory requirements;

•economic weakness, including inflation and workforce instability, and political instability in foreign economies and markets;

•compliance with tax, employment, immigration and labor laws, such as the Foreign Corrupt Practices Act and comparable foreign legislation;

•difficulties associated with foreign legal systems, including increased costs associated with enforcing contractual obligations in foreign jurisdictions;

•political instability and actual or anticipated military or political conflicts;

•difficulties in managing international relationships, including any relationships that we establish with foreign partners, distributors, or sales or marketing agents;

•foreign taxes, including withholding of payroll taxes;

•different reimbursement systems; and

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

Failure to obtain any required regulatory authorization, clearance or certification in foreign jurisdictions will prevent us from marketing our products in international markets.
We sell our products in approximately 25 countries outside the United States and may seek to begin commercial sales of our products in additional geographies in the future. As we continue to expand our operations outside of the United States and launch new products, we are increasingly subject to additional regulatory and legal requirements in the international markets. These additional legal and regulatory requirements may result in our incurring significant costs and expenditures. We have limited experience complying with applicable laws and regulations in international markets generally, and in particular when we enter new markets, and if we are not able to comply with any such requirements, our international expansion and business could be significantly harmed.
Failure to comply with the U.S. Foreign Corrupt Practices Act and similar worldwide anti-bribery laws could materially adversely affect our business and result in civil and/or criminal sanctions.
The FCPA, the U.K. Bribery Act, and similar anti-bribery laws enacted in other jurisdictions generally prohibit companies and their intermediaries from making improper payments to foreign officials for the purpose of obtaining or retaining business. Because of the predominance of government-sponsored healthcare systems around the world, most of our customer relationships outside of the United States are with governmental entities and are therefore subject to such anti-bribery laws. Because we do business in the U.K., the U.K. Bribery Act also extends to our interaction with public and private sector entities and persons outside the U.K., including in the United States. Our policies mandate compliance with these anti-bribery laws. We operate in parts of the world that have experienced governmental corruption to some degree, and in certain circumstances strict compliance with anti-bribery laws may conflict with local customs and practices. Despite our training and compliance programs, our internal control policies and procedures may not always protect us from reckless or criminal acts committed by our employees or agents. Violations of anti-bribery laws, or allegations of such violations, could disrupt our business and have a material adverse effect on our results of operations, financial condition, and cash flows.
Because our business is global our sales and profits may fluctuate or decline in response to changes in foreign currency exchange rates or other international risks.
Activities outside the United States accounted for approximately 26% of our total sales during 2023. Foreign currency fluctuations could result in volatility of our revenue. In addition, we are exposed to transaction risk because we incur some of our sales and expenses in currencies other than the U.S. dollar. Our most significant currency exposures are to the Canadian dollar, the Euro and Swiss franc, and the exchange rates between these currencies and the U.S. dollar may fluctuate substantially. We do not actively hedge our exposure to currency rate fluctuations. The strengthening of the U.S. dollar would likely negatively impact our results. We price some of our products in U.S. dollars, and thus changes in exchange rates can make our products more expensive in some offshore markets and reduce our sales. Inflation could also make our products more expensive and increase the credit risks to which we are exposed. Future foreign currency fluctuations could favorably or unfavorably impact and increase the volatility of our revenue, profitability, and stock price. These and other risks may have a material adverse effect on our business, financial condition and results of operations as a whole.

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

In October 2023, Hamas initiated an attack against Israel, provoking a state of war and the risk of a larger regional conflict. While we cannot predict the broader consequences, these conflicts and retaliatory and counter-retaliatory actions could materially adversely affect global trade, currency exchange rates, inflation, regional economies, and the global economy, which in turn may disrupt sales through our local distributor in Israel.
Public health threats, epidemics, or pandemics could have a material adverse effect on our operations, the operations of our business partners, and the global economy as a whole.
Public health threats and other highly communicable diseases and outbreaks could adversely impact our operations, the operations of our customers, suppliers, distributors and other business partners, as well as the healthcare system in general. For example, certain development activities, such as human factors studies associated with our product development efforts and activities supporting the manufacturing scale-up for new products and the recruitment of participants in ongoing clinical studies, may be modified or delayed due to impacts of public health threats, which could our development timelines and regulatory strategies. These delays could have a negative impact on our product commercialization efforts and the future demand for our products.
In addition to the foregoing impacts, disruptions from outbreaks or epidemics, could result in delays in or the suspension of our manufacturing operations, research and product development activities, regulatory work streams, clinical development programs and other important commercial functions. In particular, if we or our third-party manufacturers are required to delay or suspend our manufacturing operations, we may encounter severe product shortages, which would adversely affect our results of operations and harm our reputation. We are also dependent upon our third-party suppliers for many of our product components and for our manufacturing-related equipment, and the incidence of disease could have a material adverse impact on the operations of our suppliers, which could prevent them from timely delivering products to us or supporting our requirements for manufacturing-related equipment. The full extent of the impact of potential future public health threats on our business and operations is subject to change and will continue to depend on a number of factors, including the scope and duration of the pandemic and any resulting changes to general economic conditions in the countries in which we operate and sell our products.
Climate change or other extreme weather conditions and related regulations may have a long-term impact on our business.
Climate-related events, including the increasing frequency of extreme weather events and their impact on the U.S., Mexico, Canada, and other major regions’ critical infrastructure along with potential related regulations, have the potential to disrupt our business, our third-party suppliers, and/or the business of our customers. For example, our third-party contract manufacturers are located in regions subject to natural disasters, including earthquakes, hurricanes, floods, fires and other catastrophic events. We strive to partner with organizations that mitigate their business risks associated with climate change. However, we recognize that inherent risks related to climate change, other extreme weather conditions and related regulations exist wherever global business is conducted. While these dangers currently have a low-assessed risk of disrupting our normal business operations, they pose a potential long-term impact on our business.
Although it is difficult to predict and adequately prepare to meet the challenges to our business posed by climate change, if new laws or regulations are more stringent than current legal or regulatory requirements, we may experience increased compliance burdens and costs to meet the regulatory obligations as well as adverse impacts on raw material sourcing, manufacturing operations and the distribution of our products.
Risks Related to Our Future Financings and Financial Results
We may need or otherwise determine to raise additional funds in the future and if we are unable to raise additional funds when necessary or desirable, we may not be able to achieve our strategic objectives.
As of December 31, 2023, we had $467.9 million in cash, cash equivalents and short-term investments. Our management expects the continued growth of our business, including the expansion of our customer service infrastructure to support our growing base of customers, our plans to continue expanding commercial sales of our products outside of the United States, the growth of our manufacturing and warehousing operations, and the increase of our facility footprint to accommodate additional headcount and R&D activities, will continue to increase our expenses. In addition, the amount of our future product sales is difficult to predict and actual sales may not be in line with our forecasts. Accordingly, our future capital requirements will depend on many factors, including:
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
•the cost of obtaining and maintaining regulatory clearance, certification, or approval for our products and our manufacturing facilities, and of ongoing compliance with other legal and regulatory requirements;
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
There has been and may continue to be meaningful variability in our operating results from quarter to quarter, as well as within each quarter, especially around the time of anticipated new product launches or regulatory clearances, certifications, or approvals by us or our competitors, and as a result of the commercial launch of our products in geographies outside of the United States. Our operating results, and the variability of these operating results, will be affected by numerous factors, including:
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
•the pricing of our products and competing products, including the use of discounts, rebates or other financial incentives by us or our competitors;
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
•regulatory clearances, certifications, or approvals, or adverse regulatory or legal actions, affecting our products or those of our competitors; and
•the timing of revenue and expense recognition associated with our product sales pursuant to applicable accounting standards.
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
In the ordinary course of business, we process personal data. Our data processing activities may subject us to numerous data privacy and security obligations, such as various laws, regulations, guidance, industry standards, external and internal data privacy and security policies, and contractual requirements.
There are a number of laws in the United States governing the privacy and security of personal data, including data breach notification laws, data privacy laws, consumer protection laws (e.g., Section 5 of the Federal Trade Commission Act), and other similar laws at the federal and state levels (e.g., wiretapping laws). For example, the U.S. Health Insurance Portability and Accountability Act of 1996 (“HIPAA”) as amended by the Health Information Technology for Economic and Clinical Health Act (“HITECH”), imposes specific requirements relating to the privacy of protected health information.
As another example, the Controlling the Assault of Non-Solicited Pornography and Marketing Act of 2003 ("CAN-SPAM”) and the Telephone Consumer Protection Act of 1991 (“TCPA”) impose specific requirements on communications with customers. For example, the TCPA imposes various consumer consent requirements and other restrictions on certain telemarketing activity and other communications with consumers by phone, fax or text message. TCPA violations can result in significant financial penalties, including penalties or criminal fines imposed by the Federal Communications Commission or fines of up to 1,500 U.S. Dollars per violation imposed through private litigation or by state authorities.

In recent years, numerous U.S. states—including California, Virginia, Colorado, Connecticut, and Utah—have enacted comprehensive data privacy laws that impose certain obligations on covered businesses, including providing specific disclosures in privacy notices and affording residents with certain rights concerning their personal data. As applicable, such rights may include the right to access, correct, or delete certain personal data, and to opt-out of certain data processing activities, such as targeted advertising, profiling, and automated decision-making. The exercise of these rights may impact our business and ability to provide our products and services. These state laws also allow for statutory fines for noncompliance. For example, as per the California Consumer Privacy Act of 2018 (CCPA), as amended by the California Privacy Rights Act of 2020 (CPRA) (collectively, “CCPA”), noncompliance may carry fines of up to 7,500 U.S. Dollars per violation; the CCPA also allows private litigants affected by certain data breaches to recover significant statutory damages. While these laws generally exempt some data processed in the context of clinical trials and data governed by HIPAA, these developments further complicate compliance efforts, and increase legal risk and compliance costs for us, the third parties upon whom we rely, and our customers. Similar laws are being considered in several other states, as well as at the federal and local levels, and we expect more states to pass similar laws in the future.
Outside the United States, an increasing number of laws, regulations, and industry standards govern data privacy and security. For example, the European Union’s General Data Protection Regulation (“EU GDPR”), the United Kingdom’s General Data Protection Regulation (“UK GDPR”) (collectively, “GDPR”), and Canada’s Personal Information Protection and Electronic Documents Act (“PIPEDA”) or the applicable provincial alternatives, impose strict requirements for processing personal data.
For example, under the GDPR, companies may face temporary or definitive bans on personal data processing and other corrective actions; fines of up to 20 million Euros under the EU GDPR / 17.5 million Pounds Sterling under the UK GDPR or, in each case, 4% of annual global revenue, whichever is greater; or private litigation related to processing of personal data brought by classes of data subjects or consumer protection organizations authorized at law to represent their interests. In Canada, PIPEDA and various related provincial laws, as well as Canada’s Anti-Spam Legislation (“CASL”), may apply to our operations.
Additionally, regulators are increasingly scrutinizing companies that process children’s data. Numerous laws, regulations, and legally-binding codes, such as the Children’s Online Privacy Protection Act (“COPPA”), California’s Age Appropriate Design Code (effective in July 2024), the CCPA, other U.S. state comprehensive data privacy laws, the GDPR, and the UK Age Appropriate Design Code, impose various obligations on companies that process children data, including requiring certain consents to process such data and extending certain rights to children and their parents with respect to that personal data. Some of these obligations have wide ranging applications, including for services that do not intentionally target child users (defined in some circumstances as a user under the age of 18 years old). These laws may be, or in some cases have already been, subject to legal challenges and changing interpretations, which may further complicate our efforts to comply with these laws.
Our employees and personnel use Artificial Intelligence (“AI”) technologies (including generative AI) to perform their work. The use and disclosure of personal data in AI technologies is subject to various data privacy laws and other data privacy obligations. Governments have passed and are likely to pass additional laws regulating generative AI. Our use of this technology could result in additional compliance costs, regulatory investigations and actions, and lawsuits. If we are unable to use AI, it could make our business less efficient and result in competitive disadvantages.
The development and use of AI/Machine Learning (“ML”) technologies present various data privacy risks that may impact our business. AI/ML are subject to data privacy laws, as well as increasing regulation and scrutiny. Several jurisdictions around the globe, including the European Union and certain U.S. states, have proposed or enacted, or are considering, laws governing the development and use of AI/ML. For example, European regulators have proposed a stringent AI regulation, and we expect other jurisdictions will adopt similar laws. Additionally, certain data privacy laws extend rights to consumers (such as the right to delete certain personal data) and regulate automated decision-making, which may prove to be incompatible with our desired uses of AI/ML. These obligations may make it harder for us to conduct our business using AI/ML, require us to change our business practices and/or retrain our AI/ML, prevent or limit our use of AI/ML, or lead to regulatory fines or penalties. For example, the FTC has required other companies to turn over (or disgorge) valuable insights or trainings generated through the use of AI/ML where they allege the company has violated data privacy and consumer protection laws. If we cannot use AI/ML or that use is restricted, our business may be less efficient, or we may be at a competitive disadvantage.
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

Additionally, under various privacy laws and other obligations, we may be required to obtain certain consents to process personal data. For example, some of our data processing practices may be challenged under wiretapping laws, if we obtain consumer information from third parties through various methods, including chatbot and session replay providers, or via third-party marketing pixels. These practices may be subject to increased challenges by class action plaintiffs. Our inability or failure to obtain consent for these practices could result in adverse consequences, including class action litigation and mass arbitration demands.
In the ordinary course of business, we may transfer personal data from Europe and other jurisdictions to the United States or other countries. Europe and other jurisdictions have enacted laws requiring certain data to be localized or limiting the transfer of personal data to other countries. In particular, the European Economic Area (EEA) and the UK have significantly restricted the transfer of personal data to the United States and other countries whose data privacy laws it deems inadequate. Other jurisdictions may adopt similarly stringent interpretations of their data localization and cross-border data transfer laws. Although there are currently various mechanisms that may be used to transfer personal data from the EEA and UK to the United States in compliance with law, such as the EEA standard contractual clauses, the UK’s International Data Transfer Agreement / Addendum, and the EU-U.S. Data Privacy Framework and the UK extension thereto (which allows for transfers to relevant organizations based in the United States who self-certify and participate in the Framework), these mechanisms are subject to legal challenges. If these legal challenges change or invalidate these transfer mechanisms, there is no assurance that we can satisfy or rely on these measures to lawfully transfer personal data to the United States. If there is no lawful mechanism for us to transfer personal data from the EEA, the UK or other jurisdictions to the United States, or if the requirements for a legally-compliant transfer are too onerous, we could face significant adverse consequences, including the interruption or degradation of our operations, the need to relocate part of or all of our business or data processing activities to other jurisdictions at significant expense, increased exposure to regulatory actions, substantial fines and penalties, the inability to transfer data and work with partners, vendors and other third parties, and injunctions against our processing or transferring of personal data necessary to operate our business. Additionally, companies that transfer personal data out of the EEA and UK to other jurisdictions, particularly to the United States, are subject to increased scrutiny from regulators, individual litigants, and activist groups. Some European regulators have ordered certain companies to suspend or permanently cease certain transfers out of Europe for allegedly violating the GDPR’s cross-border data transfer obligations. Additionally, in May 2023, the Irish Data Protection Commission determined that a major social media company’s use of the standard contractual clauses to transfer personal data from Europe to the United States was insufficient and levied a 1.2 billion Euro fine against the company and prohibited the company from transferring EU personal data to the United States.
Additionally, under various privacy laws and other obligations, we may be required to obtain certain consents to process personal data. For example, some of our data processing practices may be challenged under wiretapping laws, if we obtain consumer information from third parties through various methods, including chatbot and session replay providers, or via third-party marketing pixels. These practices may be subject to increased challenges by class action plaintiffs. Our inability or failure to obtain consent for these practices could result in adverse consequences, including class action litigation and mass arbitration demands.
In addition to data privacy laws, we are contractually subject to industry standards adopted by industry groups. For example, we are subject to the Payment Card Industry Data Security Standard (“PCI DSS”). The PCI DSS requires companies to adopt certain measures to ensure the security of cardholder information, including using and maintaining firewalls, adopting proper password protections for certain devices and software, and restricting data access. Noncompliance with PCI-DSS can result in penalties ranging from 5,000 to 100,000 U.S. Dollars per month by credit card companies, litigation, damage to our reputation, and revenue losses. We are also bound by other contractual obligations related to data privacy, including those imposed by our payors and business partners, including obligations to comply with applicable data privacy laws. Our failure to comply with our contractual obligations may result in a loss of revenue, loss of existing and future business opportunities, and payment of financial damages to the other parties involved. We publish privacy policies, marketing materials and other statements, such as compliance with certain certifications or self-regulatory principles, regarding data privacy. If these policies, materials or statements are found to be deficient, lacking in transparency, deceptive, unfair, or misrepresentative of our practices, we may be subject to investigation, enforcement actions by regulators or other adverse consequences.

Obligations related to data privacy are quickly changing, becoming increasingly stringent, and creating uncertainty. Additionally, these obligations may be subject to differing applications and interpretations, which may be inconsistent or conflict among jurisdictions. Preparing for and complying with these obligations requires us to devote significant resources, which may necessitate changes to our services, information technologies, systems, and practices and to those of any third parties that process personal data on our behalf. In addition, these obligations may require us to change our business model. We may at times fail (or be perceived to have failed) in our efforts to comply with our data privacy obligations. Moreover, despite our efforts, our employees and personnel or third parties on whom we rely, may fail to comply with such obligations, which could negatively impact our business operations. In addition, a shift in consumers’ data privacy expectations or other social, economic or political developments could impact the regulatory enforcement of these obligations, which could increase the cost of and complicate our compliance with applicable obligations.
If we or the third parties on whom we rely fail, or are perceived to have failed to address or comply with applicable data privacy obligations, we could face significant consequences, including but not limited to: government enforcement actions (e.g., investigations, fines, penalties, audits, inspections, and similar); litigation (including class-action claims) and mass arbitration demands; additional reporting requirements and/or oversight; bans on processing of personal data; orders to destroy or not use personal data; and imprisonment of company officials. In particular, plaintiffs have become increasingly more active in bringing data privacy-related claims against companies, including class claims and mass arbitration demands. Some of these claims allow for the recovery of statutory damages on a per violation basis; if viable, these claims carry the potential for monumental statutory damages, depending on the volume of personal data and the number of violations.
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
If our information technology systems or those third parties upon which we rely, our data, or our software are or were compromised, we could experience adverse consequences resulting from such compromise, including but not limited to regulatory investigations or actions; litigation; fines and penalties; disruptions of our business operations; harm to our reputation; loss of revenue or profits; loss of customers or sales; and other adverse consequences.
In the ordinary course of business, the efficient operation of our business depends on our information technology and communication systems, as well as those of our suppliers, contract manufacturers, distributors and other third-party business partners. We and the third parties upon which we rely collect, receive, store, process, use, generate, disclose, make accessible, protect, secure, dispose of, share, and transmit confidential, personal, or other sensitive data, including health information, proprietary sales and marketing data, accounting and financial information, manufacturing and quality records, inventory management data, product development tasks, research and development data, customer service and technical support information. These systems and the underlying data are vulnerable to damage or interruption from a number of causes, including earthquakes, fires, floods and other natural disasters, terrorist attacks, attacks by computer viruses or hackers, malware, ransomware or other destructive software, cyber-attacks, social-engineering attacks (including phishing and deep fakes, which may be increasingly more difficult to identify as fake), malicious code, denial-of-service attacks, credential harvesting, supply chain attacks, power losses, and computer system, data network failures, and other similar threats.
Cyber-attacks, malicious internet-based activity, online and offline fraud, and other similar activities threaten the confidentiality, integrity, and availability of our sensitive information and information technology systems, and those of the third parties upon which we rely. Such threats are prevalent and continue to rise, are increasingly difficult to detect, and come from a variety of sources, including traditional computer “hackers,” threat actors, “hacktivists,” organized criminal threat actors, personnel (such as through theft or misuse), sophisticated nation states, and nation-state-supported actors.
Some actors now engage and are expected to continue to engage in cyber-attacks, including without limitation nation-state actors for geopolitical reasons and in conjunction with military conflicts and defense activities. During times of war and other major conflicts, we, and the third parties upon which we rely may be vulnerable to a heightened risk of these attacks, including retaliatory cyber-attacks, that could significantly disrupt our systems and operations, supply chain, and ability to produce, sell and distribute our goods and services.

Our systems, those of the third parties upon which we rely, and the underlying data are vulnerable to damage or interruption from a number of causes, including earthquakes, fires, floods and other natural disasters, terrorist attacks. We and the third parties upon which we rely are also subject to a variety of evolving threats, including but not limited to, social-engineering attacks (including phishing and deep fakes, which may be increasingly more difficult to identify as fake), malicious code (such as viruses and worms), malware (including as a result of advanced persistent threat intrusions), denial-of-service attacks, credential stuffing, credential harvesting, supply chain attacks, personnel misconduct or error, ransomware attacks, software bugs, server malfunctions, software or hardware failures, loss of data or other information technology assets, adware, attacks enhanced or facilitated by AI, and other similar threats. Notably, severe ransomware attacks are becoming increasingly prevalent and can lead to significant interruptions in our operations, impact our ability to provide our products or services, loss of sensitive data and income, reputational harm, and diversion of funds. Extortion payments may alleviate the negative impact of a ransomware attack, but we may be unwilling or unable to make such payments due to, for example, applicable laws or regulations prohibiting such payments.
In addition, our insulin pumps and other products rely on software and hardware, some of which is developed by third-party service providers, that could contain vulnerabilities. We take steps to detect and remediate vulnerabilities in our information systems (such as our hardware and/or software, including that of third parties upon which we rely), but we may not be able to detect, mitigate, and remediate such vulnerabilities on a timely basis or at all, including because the threats and techniques used to exploit the vulnerability change frequently and are often sophisticated in nature. Further, we may experience delays in developing and deploying remedial measures and patches designed to address identified vulnerabilities. Our risks may increase significantly due to the use of mobile and cloud-based applications in our medical devices. For example, while use of our Tandem Device Updater gives us the ability to quickly recover from certain risks and/or vulnerabilities, the use of mobile applications enables third parties to store their information on mobile devices that we do not control. Vulnerabilities could be exploited and result in a security incident.
Any of the previously identified or similar threats and risks could cause a security incident or other interruption that could result in the unauthorized, unlawful or accidental disclosure, access, acquisition, modification, destruction, loss, alteration, or encryption of our sensitive information or our information technology systems or those of the third parties upon whom we rely. A security incident or other interruption could disrupt our ability (and that of third parties upon whom we rely) to provide our platform/products/services.
Furthermore, many of the third parties upon whom we rely are subject to similar risks. We rely on third parties and technologies to operate critical business systems to process sensitive information in a variety of contexts, including, without limitation, cloud-based infrastructure, data center facilities, encryption and authentication technology, employee email, and other functions and systems. Our ability to monitor these third parties’ information security practices is limited, and these third parties may not have adequate information security measures in place. If the third parties upon whom we rely experience a security incident or other interruption, we could experience adverse consequences. While we may be entitled to damages if these third parties fail to satisfy their privacy- or security-related obligations to us, any award may be insufficient to cover our damages, or we may be unable to recover such an award. In addition, supply chain attacks have increased in frequency and severity, and we cannot guarantee that third parties’ infrastructure in our supply chain or our third-party partners’ supply chains have not been compromised.
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
We may expend significant resources or modify our business activities to try to protect against security incidents. Whether or not our security measures and those of the third parties upon whom we rely are ultimately successful, our expenditures on those measures could have an adverse impact on our financial condition and results of operations, and divert management’s attention from pursuing our strategic objectives. Certain data privacy and security obligations may require us to implement and maintain reasonable or specific security measures or industry standards to protect our information technology systems and sensitive information.

Applicable data privacy and security obligations may require us to notify relevant stakeholders, including affected individuals, customers, regulators, and investors, of security incidents. Such disclosures are costly, and the disclosure or the failure to comply with such requirements could lead to adverse consequences. If we (or a third party upon whom we rely) experience a security incident (such as the phishing attack we experienced in 2020) or are perceived to have experienced a security incident, we may experience adverse consequences, such as government enforcement actions (for example, investigations, fines, penalties, audits, and inspections); additional reporting requirements and/or oversight; restrictions on processing sensitive information (including personal data); litigation (including class claims) and mass arbitration demands; indemnification obligations; negative publicity; reputational harm; monetary fund diversions; diversion of management attention; interruptions in our operations (including availability of data); financial loss; and other similar harms. Security incidents and attendant consequences may cause or prevent customers to stop using our products, deter new customers from using our products, and negatively impact our ability to grow and operate our business. Whether a cybersecurity incident is reportable to our investors may not be straightforward, may take considerable time to determine, and may be subject to change as the investigation of the incident progresses, including changes that may significantly alter any initial disclosure that we provide. Moreover, experiencing a material cybersecurity incident and any mandatory disclosures could lead to negative publicity, loss of investor, partner or customer confidence in the effectiveness of our cybersecurity measures, diversion of management’s attention, governmental investigations, lawsuits, and the expenditure of significant capital and other resources.
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
The failure of our or our service providers’ third parties’ information technology systems or our pumps’ software or other mobile or cloud applications to perform as we anticipate, or our failure to effectively identify, investigate and mitigate potential threats through ongoing maintenance and enhancement of software applications, information technology systems and privacy policies and controls, could disrupt our entire operation or adversely affect our software products or ability to provide our products and services. For example, we market our Tandem Device Updater as having the unique capability to deploy software updates to our pumps, which allows customers remote access to new and enhanced features. The failure of our Tandem Device Updater to provide software updates as we anticipate, including as a result of our inability to secure and maintain necessary regulatory approvals, the inability of our pumps to properly receive software updates, or errors, vulnerabilities or viruses embedded within the software being transmitted, or the failure of our customers to properly use the system to complete the update, could result in decreased sales, increased warranty costs, and harm to our reputation, any of which could have a material adverse effect on our business, financial condition and operating results.
Our sensitive information could be leaked, disclosed, or revealed as a result of or in connection with our employees’, personnel’s, or vendors’ (or other third parties upon whom we rely) use of generative artificial intelligence (“AI”) or machine learning (“ML”) technologies (collectively, “AI/ML” technologies). Any sensitive information (including confidential, competitive, proprietary, or personal data) that we input into a third-party generative AI platform could be leaked or disclosed to others, including if sensitive information is used to train the third parties’ AI model. Additionally, where AI/ML technologies ingests personal data and makes connections using such data, those technologies may reveal other personal or sensitive information generated by the model. Moreover, AI models may create flawed, incomplete, or inaccurate outputs, some of which may appear correct. This may happen if the inputs that the model relied on were inaccurate, incomplete or flawed (including if a bad actor “poisons” the AI with bad inputs or logic), or if the logic of the AI is flawed (a so-called “hallucination”). We may use AI/ML outputs to make certain decisions. Due to these potential inaccuracies or flaws, the model could be biased and could lead us to make decisions that could bias certain individuals (or classes of individuals), and adversely impact their rights, employment, and ability to obtain certain pricing, products, services, or benefits. If such AI-based outputs are deemed to be biased, we could face adverse consequences, including exposure to reputational and competitive harm, customer loss, and legal liability.

We experienced a breach of our information technology systems in January 2020.
On January 17, 2020, we learned that an unauthorized person gained access to a few employees’ email accounts through a cyber-attack commonly known as “phishing.” As a result, we have been defending a lawsuit entitled Joseph Deluna et al. v. Tandem Diabetes Care, Inc., which was filed in the Superior Court of the State of California in the County of San Bernardino. On November 28, 2022, the court granted our motion for summary adjudication on the plaintiffs’ allegations that we violated the Confidentiality of Medical Information Act. On February 8, 2023, the plaintiffs asked the court to dismiss their remaining two claims with prejudice, which terminated the case at the Superior Court. On March 7, 2023, the plaintiffs filed a notice of appeal of the Court’s order granting the Company’s motion for summary adjudication. On August 15, 2023, the parties reached a settlement and on August 21, 2023, the Court issued an order dismissing the appeal. The risks posed by any future similar matters include civil monetary damages, attorney fees and costs, other legal penalties, reputational damage, loss of goodwill, and competitive harm.
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
Our success will depend in part on not infringing the patents or violating the other proprietary rights of third parties. While we review third party patents in advance of product launches to try to identify and avoid any infringement concerns, the large number of patents, the rapid rate of new patent issuances, and the complexity of the technology involved mean that there can be no assurance that all potentially relevant patents are identified or that our products do not infringe existing patents or patents that may be granted in the future. As such, there is a risk that third parties may assert patent infringement claims against us. Despite our efforts to avoid infringement and to resolve any claims that may arise, litigation may be necessary to defend against these claims, which could result in substantial costs and diversion of resources and may have a material adverse effect on our business, financial condition, and results of operations. Our competitors in both the United States and markets outside of United States may have applied for or obtained or may in the future apply for and obtain, patents that will prevent, limit or otherwise interfere with our ability to make and sell our current products or products under development.
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
•try to obtain a license to intellectual property from the third parties, which may not be available on reasonable terms or at all;
•try to re-design our products around third-party intellectual property;
•incur significant royalty payments and legal expenses; or
•pay substantial damages to the party whose intellectual property rights we are allegedly infringing.
For example, in November 2023, at the Unified Patent Court (the “UPC”), we filed a revocation action and an action for a declaration of non-infringement of EP Patent No. 2 196 231 B1 (the “’231 patent”) against Roche Diabetes Care GmbH. While Roche contends that Tandem’s t:slim X2 pump infringes the ‘231 patent, we contend that our t:slim X2 pump does not practice the ‘231 patent. Furthermore, we contend that the claims of the ‘231 patent are invalid over the prior art.
In January 2024, F. Hoffman-La Roche AG and Roche Diabetes Care GmbH (collectively, “Roche”), filed an infringement action at the UPC against multiple defendants including Tandem Diabetes Care, Inc. and Tandem Diabetes Care Europe B.V. Roche alleges our t:slim X2 insulin pump, and the offering, marketing, using, importing, possessing, and supplying of such devices, infringe EP Patent No. 1 970 677 B1 (the “‘677 patent”). Roche seeks, among other things, damages and other monetary relief, costs and expenses of the legal proceedings, and an order to cease and desist the allegedly infringing activities. As the UPC is a new court system that came into effect in 2023, enforcement and litigation under the UPC is new and we cannot accurately predict the outcome of such proceedings.
If any of our dosing devices is found to infringe Roche’s patents and Roche’s patents are also found to be valid, we could be required to redesign our technology or obtain a license from Roche to continue importing, marketing and selling our dosing devices in certain countries in Europe. However, we may not be successful in the redesign of our technology or able to obtain any such license on commercially reasonable terms or at all. We also could be forced, including by court order, to cease importing, marketing and selling certain of our products in certain countries in Europe that are found to be infringing until the patents expire. Even if we were ultimately to prevail, litigation with Roche could require us to divert substantial financial and management resources that we would otherwise be able to devote to our business. We cannot reasonably estimate the final outcome, including any potential liability or any range of potential future charges associated with litigation.
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
The medical device industry is regulated extensively by governmental authorities, principally the FDA and corresponding state regulatory agencies in the United States, foreign regulatory authorities, and Notified Bodies in the EU. The regulations are very complex and are subject to rapid change and varying interpretations. Regulatory restrictions or changes could limit our ability to carry on or expand our operations or result in higher than anticipated costs or lower than anticipated sales. The FDA and other U.S. governmental agencies and foreign regulatory authorities regulate numerous elements of our business, including:
•product design and development;
•pre-clinical and clinical testing and trials;
•product safety;
•establishment registration and product listing;
•labeling, packaging and storage;
•marketing, manufacturing, sales and distribution;
•import and export;
•pre-market clearance, certification, or approval;
•servicing and post-market surveillance;

•advertising and promotion; and
•recalls and field safety corrective actions.
Before we can market or sell a new regulated product or a significant modification to an existing product in the United States, we must obtain either clearance under Section 510(k) of the Food, Drug and Cosmetic Act (510(k) or approval of a pre-market approval (PMA) application from the FDA, unless an exemption from pre-market review applies. The process of obtaining regulatory clearances, certification, or approvals to market a medical device can be costly and time-consuming, which may be exacerbated if the FDA or other regulatory authorities or Notified Bodies in the EU changes their clearance, certification, and approval policies, and we may not be able to obtain these clearances, certification for our proposed products or approvals on a timely basis or at all, including as a result of:
•our inability to demonstrate that our products are safe and effective for their intended users;
•the data from our pre-clinical studies or clinical trials may be insufficient to support clearance, certification, or approval; or
•the failure of the manufacturing process or facilities we use to meet applicable requirements.
Any delay in, or failure to receive or maintain, clearance, certification, or approval for our products under development could prevent us from generating revenue from these products or achieving profitability. Further, regulatory enforcement or inquiries, or other increased scrutiny on us, could dissuade some customers from using our products and adversely affect our reputation and the perceived safety and efficacy of our products.
Since our inception we have been audited or inspected by various regulatory authorities and Notified Bodies on numerous occasions. We also regularly respond to routine inquiries from regulatory authorities and Notified Bodies. In some instances, these audits, inspections and inquiries result in findings that require us to take corrective actions, which could include changes to our internal policies, procedures or operations, revisions to our product labeling, issuances of customer notifications or the initiation of product recalls, any of which could result in product liability claims and lawsuits. Our failure to appropriately respond to these findings and take corrective action, or to comply with applicable regulations for any other reason, could jeopardize our ability to sell our products and result in enforcement actions such as fines, civil or criminal penalties, injunctions, warning letters, product recalls, operating restrictions, interruption of production, delays in the introduction of products into the market, refusal of the FDA or other regulatory authorities or Notified Bodies to grant future clearances, certification, or approvals, and the suspension or withdrawal of existing clearances, certifications, or approvals by the FDA, other regulatory authorities or Notified Bodies. Any of these sanctions could result in higher than anticipated costs, lower than anticipated sales, and diversion of management time and resources, any of which could have a material adverse effect on our reputation, business, financial condition and operating results.
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
Our failure to comply with U.S. federal and state fraud and abuse laws, including anti-kickback laws and other U.S. federal and state anti-referral laws, or comparable foreign legislation, could have a material, adverse impact on our business.
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
•federal and state physician self-referral laws, such as the Stark Law, which prohibit a physician from referring Medicare or Medicaid patients to an entity providing “designated health services,” including a company that furnishes durable medical equipment, with which the physician or their immediate family member has a financial relationship unless that financial relationship meets an exception under the applicable law;
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
•federal criminal laws enacted as part of HIPAA that prohibit, among other things, executing a scheme to defraud any healthcare benefit program or making false statements relating to healthcare matters;
•federal and state disclosure laws, such as the Physician Payments Sunshine Act, which require certain manufacturers, including medical device manufacturers, to submit annual data pertaining to payments or other transfers of value to covered recipients, including physicians and certain other healthcare providers, and teaching hospitals;
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
Outside the United States, interactions between medical device companies and healthcare professionals are also governed by strict laws, such as national anti-bribery laws of European countries, national sunshine rules, regulations, industry self-regulation codes of conduct and physicians’ codes of professional conduct. Failure to comply with these requirements could result in reputational risk, public reprimands, administrative penalties, fines or imprisonment.
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
Our promotional materials and training methods must comply with FDA and other applicable laws and regulations, including the prohibition against the promotion of the off-label use of our products or the pre-promotion of unapproved products. Healthcare providers may use our products off-label, as the FDA does not restrict or regulate a physician’s choice of treatment within the practice of medicine. However, if the FDA or other foreign regulatory authorities determine that our promotional materials or training constitutes promotion of an off-label use or the pre-promotion of an unapproved product, it could request that we modify our training or promotional materials or subject us to regulatory or enforcement actions, including the issuance of an untitled letter, a warning letter, injunction, seizure, civil fines and criminal penalties. It is also possible that other federal, state or foreign enforcement authorities might take action if they consider our promotional or training materials to constitute promotion of an unapproved use, which could result in significant fines or penalties. Although our policy is to refrain from statements that could be considered off-label promotion of our products or pre-promotion of an unapproved product, the FDA or another regulatory authority could disagree and conclude that we have engaged in improper promotional activities. In addition, the off-label use of our products may increase the risk of product liability claims, which are expensive to defend and could result in substantial damage awards against us and harm our reputation.
The advertising and promotion of medical devices in the EU is subject to the national law of individual EU Member States implementing Directive 93/42 on medical devices, or MDD, Directive 90/385/EEC on active implantable medical devices, or AIMD, and applying Regulation 2017/745 on medical devices, or MDR, Directive 2006/114/EC concerning misleading and comparative advertising, and Directive 2005/29/EC on unfair commercial practices, as well as other national legislation of individual EU Member States governing the advertising and promotion of medical devices. EU Member States’ national legislation may also restrict or impose limitations on our ability to advertise our products directly to the general public. In addition, voluntary EU and national industry Codes of Conduct provide guidelines on the advertising and promotion of our products to the general public and may impose limitations on our promotional activities with healthcare professionals.
Legislative or regulatory healthcare reforms, or other regulatory reforms, may result in downward pressure on the price of and decrease reimbursement for our products, and uncertainty regarding the healthcare regulatory environment could have a material adverse effect on our business.
The sales of our products depend in part on the availability of coverage and reimbursement from third-party payors such as government health administration authorities, private health insurers, health maintenance organizations and other healthcare-related organizations. Both the federal and state governments in the United States continue to propose and pass new legislation and regulations designed to, among other things, expand healthcare coverage to more individuals, contain or reduce the cost of healthcare, and improve the quality of healthcare outcomes. For example, the Affordable Care Act has substantially changed the way healthcare is financed by both governmental and private insurers and encourages improvements in the quality of healthcare items and services. In the future, additional changes could be made to governmental healthcare programs that could significantly impact the success of our products. This legislation and regulation may result in decreased reimbursement for medical devices, which may create additional pressure to reduce the prices charged for medical devices. Reduced reimbursement rates could significantly decrease our revenue, which in turn would place significant downward pressure on our gross margins and impede our ability to become profitable. Further, on August 16, 2022, President Biden signed the Inflation Reduction Act of 2022 (the “IRA 2022”) into law, which among other things, extends enhanced subsidies for individuals purchasing health insurance coverage in ACA marketplaces through plan year 2025. The IRA 2022 also eliminates the “donut hole” under the Medicare Part D program beginning in 2025 by significantly lowering the beneficiary maximum out-of-pocket cost and through a newly established manufacturer discount program.

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

Moreover, in the EU, some EU Member States may, after a medical device is CE marked, require the completion of additional studies that compare the cost-effectiveness of a particular medical device candidate to currently available therapies. This Health Technology Assessment, or HTA process, which is currently governed by the national laws of the individual EU Member States, is the procedure according to which the assessment of the public health impact, therapeutic impact and the economic and societal impact of use of a given medical device in the national healthcare systems of the individual country is conducted. The outcome of HTA regarding specific medical device will often influence the pricing and reimbursement status granted to these products by the competent authorities of individual EU Member States. In December 2021, Regulation No 2021/2282 on HTA, amending Directive 2011/24/EU, was adopted in the EU. This Regulation, which entered into force in January 2022 and will apply as of January 2025, is intended to boost cooperation among EU Member States in assessing health technologies and providing the basis for cooperation at EU level for joint clinical assessments in these areas. If the conclusions of these assessments are negative, or compare our products unfavorably with competing products, this may impact our pricing and reimbursement status. If we are unable to obtain or maintain favorable pricing and reimbursement status in EU Member States for our medical devices or medical devices that we may successfully develop and for which we may obtain certification, any anticipated revenue from and growth prospects for those products in the EU could be negatively affected.
In addition, the exit of the UK from the EU, commonly referred to as “Brexit” could lead to regulatory divergence between the EU and the UK. On May 26, 2021, the MDR became applicable in the EU. However, the MDR is not applicable in the UK. In the UK, medical devices are governed by the Medical Devices Regulations 2002 (SI 2002 No 618, as amended) (UK MDR 2002) which, for the time being, retains a regulatory framework similar to the framework set out by the MDD. The government plans to introduce new legislation governing medical devices with an aim for core aspects of the future regime for medical devices to apply from July 1, 2025. New legislation has been proposed and is also anticipated for adoption in late 2023 to bring into force strengthened post-market surveillance requirements ahead of the wider future regulatory regime. These post-market surveillance requirements are expected to apply from mid-2024. Should the UK or Great Britain further diverge from the EU from a regulatory perspective, tariffs could be put into place in the future. We could therefore, both now and in the future, face significant additional expenses to operate our business, which could significantly and materially harm or delay our ability to generate revenue or achieve profitability of our business. Any further changes in international trade, tariff and import/export regulations as a result of Brexit or otherwise may impose unexpected duty costs or other non-tariff barriers on us. These developments, or the perception that any of them could occur, may significantly reduce global trade and, in particular, trade between the EU and the UK.
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
•regulatory clearance, certification, or approval of our products or the products of our competitors or collaboration partners, or the failure to obtain such clearances, certifications, or approvals on the projected timeline or at all;
•the announcement of a product recall, suspension or other safety notice associated with our products or the products of our competitors, or other similar regulatory enforcement actions;
•financial and operating results relative to the expectations of securities analysts and other market participants and the issuance of securities analysts’ reports or recommendations;
•threatened or actual litigation, regulatory proceedings, or government investigations; and
•general political or economic conditions.
In addition, the trading price of our common stock may fluctuate substantially due to other factors, including the numerous risks and uncertainties described in this section. Fluctuations in our stock price may negatively affect the liquidity of our common stock, which could further impact our stock price. Further, our common stock may be susceptible to significant price and volume fluctuations as a result of stock market dynamics, which may impact our common stock without regard to our financial condition or operating performance. Given the competitiveness of the life sciences and medical device industry, the prices at which our common stock trades may fluctuate more significantly than might otherwise be typical, even with other market conditions, including general volatility, held constant. This volatility could negatively impact our ability to raise additional capital or utilize equity as consideration in any acquisition transactions we may pursue, and could make it more difficult for existing stockholders to sell their shares of the common stock at a price they consider acceptable or at all.
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
Under current law, federal net operating losses (NOLs) incurred in tax years beginning after December 31, 2017, may be carried forward indefinitely, but the deductibility of such federal NOLs is limited to 80% of taxable income. It is uncertain if and to what extent various states will conform to federal tax laws. As of December 31, 2023, we had accumulated federal and state NOL carryforwards of approximately $168.0 million, and $262.4 million, respectively. Of the total federal NOL carryforwards, approximately $78.4 million were generated after January 1, 2018, and therefore do not expire under current law but can only be utilized to offset 80% of future taxable income. The remaining federal NOL carryforwards of $89.6 million will begin to expire in 2033, and state tax loss carryforwards continue to expire.
In addition, under Sections 382 and 383 of the Internal Revenue Code of 1986, as amended, and corresponding provisions of state law, if a corporation undergoes an “ownership change,” which is generally defined as a greater than 50% change in its equity ownership value over a three-year period, the corporation’s ability to use its pre-change NOL and research credit carryforwards may be subject to substantial limitations, which could cause U.S. federal income taxes to be paid earlier than would be paid if such limitations were not in effect and could cause NOL carryforwards to expire unused. We believe we experienced at least one ownership change that significantly reduced our ability to utilize our pre-2018 NOL and research credit carryforwards before they expire. Additionally, future ownership changes under Section 382 may also limit our ability to fully utilize any remaining tax benefits.

Uncertainties in the interpretation and application of existing, new and proposed tax laws and regulations could materially affect our tax obligations and effective tax rate.
The tax regimes to which we are subject or under which we operate are unsettled and may be subject to significant change. The issuance of additional guidance related to existing or future tax laws, or changes to tax laws or regulations proposed or implemented by the current or a future U.S. presidential administration, Congress, or taxing authorities in other jurisdictions, including jurisdictions outside of the United States, could materially affect our tax obligations and effective tax rate. To the extent that such changes have a negative impact on us, including as a result of related uncertainty, these changes may adversely impact our business, financial condition, results of operations, and cash flows.
The amount of taxes we pay in different jurisdictions depends on the application of the tax laws of various jurisdictions, including the United States, to our international business activities, tax rates, new or revised tax laws, or interpretations of tax laws and policies, and our ability to operate our business in a manner consistent with our corporate structure and intercompany arrangements. The taxing authorities of the jurisdictions in which we operate may challenge our methodologies for pricing intercompany transactions pursuant to our intercompany arrangements or disagree with our determinations as to the income and expenses attributable to specific jurisdictions. If such a challenge or disagreement were to occur, and our position was not sustained, we could be required to pay additional taxes, interest, and penalties, which could result in one-time tax charges, higher effective tax rates, reduced cash flows, and lower overall profitability of our operations. Our financial statements could fail to reflect adequate reserves to cover such a contingency. Similarly, a taxing authority could assert that we are subject to tax in a jurisdiction where we believe we have not established a taxable connection, often referred to as a “permanent establishment” under international tax treaties, and such an assertion, if successful, could increase our expected tax liability in one or more jurisdictions.
Effective January 1, 2022, the Tax Cuts and Jobs Act of 2017 eliminated the option to deduct research and development expenses for tax purposes in the year incurred and requires taxpayers to capitalize and subsequently amortize such expenses over five years for research activities conducted in the United States and over 15 years for research activities conducted outside the United States. Although there have been legislative proposals to repeal or defer the capitalization requirement to later years, there can be no assurance that the provision will be repealed or otherwise modified. Future guidance from the Internal Revenue Service and other tax authorities with respect to such legislation may affect us, and certain aspects of such legislation could be repealed or modified in future legislation.

Our tax obligations and effective tax rate in the jurisdictions in which we conduct business could increase, including as a result of the base erosion and profit shifting (BEPS) project that is being led by the Organization for Economic Co-operation and Development (OECD), and other initiatives led by the OECD or the European Commission. For example, the OECD is leading work on proposals, commonly referred to as “BEPS 2.0”, which, if and to the extent implemented, would make important changes to the international tax system. These proposals are based on two “pillars”, involving the reallocation of taxing rights in respect of certain multinational enterprises above a fixed profit margin to the jurisdictions in which they carry on business (subject to certain revenue threshold rules which we do not currently meet but may meet in the future) (referred to as “Pillar One”) and imposing a minimum effective corporate tax rate on certain multinational enterprises (referred to as “Pillar Two”). A number of countries in which we conduct business, including through our subsidiaries, such as the Netherlands and Switzerland, have enacted with effect from January 1, 2024, or are in the process of enacting, core elements of the Pillar Two rules. Based on our current understanding of the minimum revenue thresholds contained in the Pillar Two proposal, we expect that we are likely to fall within the scope of its rules in the short-to-medium term. The OECD has issued administrative guidance providing transition and safe harbor rules in relation to the implementation of the Pillar Two proposal. We are monitoring developments and evaluating the potential impacts of these new rules, including on our effective tax rates, and considering our eligibility to qualify for these safe harbor rules.
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
The Notes contain certain debt service requirements. Pursuant to the Notes, interest is payable in cash semi-annually at a rate of 1.50% per year.
Our failure to comply with certain obligations under the Notes, or inability to make required debt service payments, could result in an event of default. A default, if not cured or waived, could result in acceleration of the indebtedness, which could have a material adverse effect on our business, financial condition and liquidity. Further, if our indebtedness is accelerated, we cannot be certain that cash will be available to pay the indebtedness and we may not have the ability to refinance the indebtedness on terms satisfactory to us or at all.
In addition, our current or future level of indebtedness could affect our business, operations and strategy in several important ways, including the following:

•we may be required to dedicate a portion of our current liquidity or cash flow from operations to interest payments, limiting the availability of cash for other purposes;

•covenants contained in future agreements governing indebtedness may limit our ability to borrow additional funds, refinance indebtedness or make certain investments;
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
Our ability to make scheduled payments of the principal and interest on the Notes, or to refinance the Notes depends on our future business operations and liquidity, which are subject, to numerous risks and uncertainties, including, market acceptance of our products, regulatory clearance, certification, or approval for our products, and the competitive environment in which we operate. Our business may not generate or sustain a level of cash flow from operations sufficient to service the Notes and any future indebtedness we may incur. If we are unable to generate sufficient cash flow, we may be required to adopt one or more alternatives, such as reducing or delaying capital expenditures, selling or licensing assets, refinancing indebtedness, or obtaining additional equity capital. Our ability to successfully engage in these activities will depend on a number of factors, including the value of our assets, our operating results and financial condition, the value of our common stock, and the status of the capital markets at such time. We may not be able to engage in any of these activities on commercially reasonable terms or at all, which could result in a default under the Notes, or our future indebtedness.
In addition, we may from time to time seek to retire or purchase our outstanding debt, including the Notes, through cash purchases and/or exchanges for equity securities, in open market purchases, privately negotiated transactions or otherwise. Such repurchases or exchanges, if any, will depend on prevailing market conditions, our liquidity requirements, contractual restrictions, and other factors. The amounts involved in any such transactions, individually or in the aggregate, may be material. Further, any such purchases or exchanges may result in us acquiring and retiring a substantial amount of such indebtedness, which could impact the trading liquidity of such indebtedness.
An event of default occurred under the indenture governing the Notes.
On or about October 24, 2023, we were notified that additional interest had been accruing on the Notes since May 2021 pursuant to the terms of the indenture, as a result of our failure to timely remove the restrictive legends on the Notes and switch the Notes to an unrestricted CUSIP. This additional interest accrued at a rate of 0.50% per annum on the outstanding principal amount of the Notes. The failure to pay these overdue amounts when required constituted an event of default under the indenture. We paid all overdue amounts related to this matter in November 2023. Early repayment of the Notes due to an event of default would likely significantly impact our liquidity and financial condition, which could have a material adverse effect on our business.

We may not have sufficient cash or be able to obtain financing to repurchase the Notes upon a fundamental change, or to settle conversions of the Notes.
Holders of the Notes have the right to require us to repurchase their Notes upon the occurrence of a fundamental change (as defined in the indenture governing the Notes) at a repurchase price equal to 100% of the principal amount of the Notes to be repurchased, plus accrued and unpaid interest, if any. In addition, upon conversion of the Notes, unless we elect to deliver solely shares of our common stock to settle such conversion, we will be required to settle all or a portion of our conversion obligation through the payment of cash, which could adversely affect our liquidity. However, we may not have enough available cash or be able to obtain financing at the time we are required to make repurchases of the Notes or settle conversions of the Notes. In addition, our ability to repurchase the Notes or to pay cash upon conversions of the Notes may be limited by agreements governing our future indebtedness. Our failure to repurchase Notes at a time when the repurchase is required by the indenture, or to pay any cash payable on future conversions of the Notes as required by the indenture, would constitute an event of default under the indenture. A default under the indenture, or the fundamental change itself, could also lead to a default under agreements governing our existing or future indebtedness. If the repayment of the related indebtedness were to be accelerated after any applicable notice or grace periods, we may not have sufficient funds to repay the indebtedness and repurchase the notes or make cash payments upon conversions thereof.
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
Certain provisions in the indenture governing the Notes may delay or prevent an otherwise beneficial takeover attempt.
Certain provisions in the indenture governing the Notes may make it more difficult or expensive for a third party to acquire us. For example, the terms of the Notes require us to offer to repurchase the Notes in the event of a fundamental change and, in certain circumstances, to increase the conversion rate for a holder that converts its Notes in connection with a make-whole fundamental change (as defined in the indenture governing the Notes). A takeover of the Company may trigger the requirement that we offer to repurchase the Notes and/or increase the conversion rate of the Notes for a holder that elects to convert its Notes, which could make it more costly for a potential acquirer to engage in such takeover. These and other provisions set forth in the indenture may have the effect of delaying or preventing a takeover of the Company that would otherwise be beneficial to investors.
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
The option counterparties or their respective affiliates may modify their hedge positions by entering into or unwinding various derivatives with respect to our common stock and/or purchasing or selling our common stock or other securities of ours in secondary market transactions before the maturity of the Notes. This activity could also cause or avoid an increase or a decrease in the market price of our common stock or the Notes, which could affect a Note holder’s ability to convert the Notes.
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
The option counterparties are financial institutions, and we will be subject to the risk that any or all of them may default under the Capped Call Transactions. If an option counterparty becomes subject to insolvency proceedings, we will become an unsecured creditor in those proceedings with a claim equal to our exposure at that time under the Capped Call Transaction with such option counterparty. Our exposure will depend on many factors but, in general, an increase in our exposure will be correlated to an increase in the market price and volatility of our common stock. In addition, upon a default by an option counterparty, we may suffer more dilution than we currently anticipate with respect to our common stock.
Item 1B.    Unresolved Staff Comments
Not applicable.
Item 1C.    Cybersecurity
Risk Management and Strategy
We have implemented and maintain various information security processes designed to identify, assess and manage material risks from cybersecurity threats to our critical computer networks, third party hosted services, communications systems, hardware and software, and our critical data, including intellectual property, confidential information that is proprietary, strategic or competitive in nature, and patient and customer data (“Information Systems and Data”).
Our information security function is led by our Vice President, Cybersecurity (our “Information Security Team”), and is supported by our Chief Technology Officer, our Chief Legal, Privacy and Compliance Officer and legal department, our Vice President, Head of Information Technology, and our cybersecurity incident management team. Our Information Security Team is tasked with identifying, assessing and managing our cybersecurity threats and risks. It identifies and assesses risks from cybersecurity threats by monitoring and evaluating our threat environment and our risk profile using various methods including: the use of manual and automated tools, subscribing to reports and services that identify cybersecurity threats, analyzing reports of threats and actors, conducting scans of the threat environment, evaluating our and our industry’s risk profile, evaluating threats reported to us, conducting risk assessments, coordinating with law enforcement concerning threats, conducting internal and external audits and threat assessments for internal and external threats, obtaining third party threat assessments, conducting vulnerability assessments to identify vulnerabilities, and tabletop incident response exercises.
Depending on the environment and system, we implement and maintain various technical, physical, and organizational measures, processes, standards and policies designed to manage and mitigate material risks from cybersecurity threats to our Information Systems and Data, including an incident response policy, vulnerability management policy, disaster recovery and business continuity plan, vendor risk management program, programs for incident detection and response, encrypting certain data, network security controls, data segregation, asset management tracking and disposal, penetration testing, employee training, access controls, physical security controls, systems monitoring, a dedicated cybersecurity officer; and cybersecurity insurance.
Our assessment and management of material risks from cybersecurity threats are integrated into our overall risk management processes. For example, the Information Security Team works with other members of management to prioritize our risk management processes and mitigate cybersecurity threats that are more likely to lead to a material impact to our business. Additionally, our senior management evaluates material risks from cybersecurity threats against our overall business objectives and reports to the Cybersecurity and Data Privacy Oversight Subcommittee (the “Privacy and Security Subcommittee”) of the Nominating and Corporate Governance Committee, as well as our Board of Directors, the latter of which evaluates our overall enterprise risk.
We use third-party service providers to assist us from time to time to identify, assess, and manage material risks from cybersecurity threats, including professional services firms, including legal counsel; cybersecurity consultants; cybersecurity software providers; managed cybersecurity service providers; penetration testing firms; and forensic investigators.

We use third-party service providers to perform a variety of functions throughout our business, such as application providers, hosting companies, contract research organizations, contract manufacturing organizations, distributors and supply chain resources. We have a vendor management program to manage cybersecurity risks associated with our use of these providers. The program includes requiring certain vendors to complete security questionnaires, conducting risk assessments for certain vendors, reviewing security assessments, conducting security assessment calls with certain vendor security personnel, and imposing information contractual obligations on the vendor. Depending on the nature of the services provided, the sensitivity of the Information Systems and Data at issue, and the identity of the provider, our vendor management process may involve different levels of assessment designed to help identify cybersecurity risks associated with a provider and impose contractual obligations related to cybersecurity on the provider.
For a description of the risks from cybersecurity threats that may materially affect us and how they may do so, see our risk factors in Part I, Item 1A of this Annual Report, including in the section titled “Risks Related to Privacy and Security.”
Governance
Our board of directors addresses our cybersecurity risk management as part of its general oversight function. The Privacy and Security Subcommittee is responsible for overseeing our cybersecurity risk management processes, including oversight and mitigation of risks from cybersecurity threats.
Our cybersecurity management processes are implemented and maintained by our Information Security Team, in consultation with members of our cybersecurity incident management team. Our cybersecurity incident management team is led by our Vice President, Cybersecurity and includes our Chief Human Resources Officer, Vice President, Privacy, senior personnel from our legal, finance, and relevant business departments (the “Incident Management Team”). Our Vice President, Cybersecurity brings extensive experience in software development, IT, and cyber security, gained in over two decades in the telecommunications, financial services, defense, and healthcare sectors. Notably, he spent the last four years at a medical device company focused on insulin delivery, where he successfully established the product security program and played a pivotal role in obtaining clearance for its flagship product line.
As the leader of our Information Security Team, our Vice President, Cybersecurity, is responsible for hiring appropriate personnel, helping to integrate cybersecurity risk considerations into our overall risk management strategy, communicating key priorities to relevant personnel, requesting and allocating budgets, helping prepare for cybersecurity incidents, approving cybersecurity processes, and reviewing security assessments and other security-related reports.
Our cybersecurity incident response policy and security incident handling procedure are designed to escalate certain cybersecurity incidents to members of management who are part of the Incident Management Team. The Incident Management Team works to help mitigate and remediate cybersecurity incidents of which they are notified. In addition, the cybersecurity incident response policy and security incident handling procedure include escalating certain cybersecurity incidents to our disclosure committee and, if appropriate, to the Privacy and Security Subcommittee.
The Privacy and Security Subcommittee meets periodically, and receives regular reports from our Vice President, Cybersecurity and, as appropriate, other members of the Information Security Team concerning any significant cybersecurity threats and risk and the processes we have implemented to address them. The Privacy and Security Subcommittee also receives various reports, summaries or presentations related to cybersecurity threats, risk and mitigation, generally. The Privacy and Security Subcommittee provides regular reports to the Nominating and Corporate Governance Committee of significant matters related to the Privacy and Security Subcommittee’s responsibilities, and the Nominating and Corporate Governance Committee together with the VP, Cybersecurity in turn provide regular reports to our Board of Directors on such significant matters.

Item 2.    Properties.
Substantially all of our operations are currently conducted at leased facilities, including our manufacturing processes, research and development activities, customer and technical support, and management and administrative functions. As of December 31, 2023, we leased facilities with an aggregate total of approximately 358,000 square feet, as follows:
United States
•Headquarters Lease: 181,949 square feet of general administrative, laboratory and research and development office space located on High Bluff Drive in San Diego, California. Phase I of the lease, consisting of 143,850 rentable square feet, began in March of 2022. Phase II of the lease, consisting of 38,099 rentable square feet, is expected to begin in the first quarter of 2025. The lease term covering both Phase I and Phase II is currently expected to expire in April 2035. We have two options to extend the term of the lease, with each option providing for an additional period of five years. The Headquarters Lease also includes a first right of offer with respect to an additional 16,154 rentable square feet of general office space should the space become available.
•Vista Sorrento Parkway Lease: 73,929 square feet of general office space located on Vista Sorrento Parkway in San Diego, California, which is scheduled to expire in January 2028. We have two options to extend the term of the Vista Sorrento Parkway lease, with each option providing for an additional period of five years, which are not expected to be exercised. During the second quarter of 2023, the Company consolidated facilities by moving the administrative functions and other operations from the Vista Sorrento Lease facility to the new Headquarters Lease location, and this leased facility is currently unoccupied.
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
•High Bluff Lease: 31,372 square feet of general office space located on High Bluff Drive, in San Diego, California, which is scheduled to expire in March 2024. This leased facility is currently unoccupied.
•Wrigley Lease: 7,753 square feet of general administrative and research and development office space located on Wrigley Avenue in Irvine, California, which is scheduled to expire in October 2024. In January 2024, the Company extended the term of this lease through October 2025.
Outside the United States
•Switzerland Lease: 11,287 square feet of general administrative and research and development office space located in Saint-Sulpice, Switzerland, which expired in December 2023. The Company executed a new lease agreement with a lease term that begins in January 2024 and expires in December 2028.
•Canada Lease: 667 square feet of general office space located in Markham, Ontario, Canada. This is a month-to-month lease that can be canceled by delivering written notice of no less than one month to the landlord.
We believe that the facilities that we presently occupy will be sufficient to support our current operations and that suitable additional facilities would be available to us should our operations require it.

Item 3.    Legal Proceedings.
Except as set forth under the caption “Commitments and Contingencies - Legal and Regulatory Matters” in Part II, Item 8, Subsection 13 of this Annual Report, there are no material pending legal proceedings to which we or any of our subsidiaries is a party or of which any of our property is subject. See also “Patent litigation in the medical device industry is common, and we may be subject to litigation that could cause us to incur substantial costs and divert the attention of management from our business” in Part I, Item 1A of this Annual Report.

Item 4.    Mine Safety Disclosures.
Not applicable.

PART II
Item 5.    Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.
Market Information
Our common stock has been trading on the Nasdaq Global Market since November 14, 2013 under the symbol “TNDM.”
Holders of Record
As of February 16, 2024, there were approximately 45 holders of record of our common stock. The actual number of common stockholders is greater than the number of record holders, and includes stockholders who are beneficial owners, but whose shares are held in street name by brokers and other nominees. This number of holders of record also does not include stockholders whose shares may be held in trust by other entities.
Stock Performance Graph
This performance graph shall not be deemed “filed” for purposes of Section 18 of the Exchange Act, or incorporated by reference into any of our filings under the Securities Act or the Exchange Act, except as shall be expressly set forth by specific reference in such filing.
The following graph illustrates a comparison of the cumulative total stockholder return (change in stock price plus reinvested dividends) of our common stock with (i) The Nasdaq Composite Index, (ii) The Nasdaq Health Care Index, and (iii) the Russell 3000 Index. The graph assumes a $100 investment, on December 31, 2018, in (i) our common stock, (ii) the securities comprising the Nasdaq Composite Index, (iii) the securities comprising the Nasdaq Health Care Index, and (iv) the securities in the Russell 3000 Index.

Comparison of Five-Year Cumulative Total Return among Tandem Diabetes Care, Inc., the NASDAQ Composite Index, the NASDAQ Health Care Index, and the Russell 3000 Index

500.00
400.00
300.00
200.00
100.00
—
Index Value ($)
12/31/18
12/31/19
12/31/20
12/31/21
12/31/22
12/31/23
Fiscal Year Ending
Tandem Diabetes Care, Inc.
NASDAQ Composite Index
NASDAQ Health Care Index
Russell 3000 Index

	12/31/2018	12/31/2019	12/31/2020	12/31/2021	12/31/2022	12/31/2023
Tandem Diabetes Care, Inc.	$100.00	$156.99	$251.99	$396.42	$118.38	$77.90
NASDAQ Composite	$100.00	$135.23	$194.24	$235.78	$157.74	$226.24
NASDAQ Health Care	$100.00	$125.83	$163.63	$157.82	$125.58	$133.80
Russell 3000	$100.00	$128.54	$152.73	$189.39	$150.61	$186.68

Dividend Policy
We have never declared or paid any cash dividends on our common stock. We do not anticipate paying any cash dividends on our common stock in the foreseeable future. Any future determination to pay dividends will be at the discretion of our board of directors.
Unregistered Sales of Equity Securities
None.
Repurchases of Equity Securities
We did not repurchase any of our equity securities during the year ended December 31, 2023.
Item 6.    [Reserved]

Item 7.    Management’s Discussion and Analysis of Financial Condition and Results of Operations.
You should read the following discussion and analysis together with the “Consolidated Financial Statements and Supplementary Data” in Part II, Item 8 of this Annual Report. The following discussion contains forward-looking statements, which statements are subject to considerable risks and uncertainties. For additional information, see “Cautionary Note Regarding Forward-Looking Statements” at the beginning of this Annual Report.
A discussion of changes in our results of operations during the year ended December 31, 2022 compared with the year ended December 31, 2021 has been omitted from this Annual Report on Form 10-K but may be found in “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report on Form 10-K for the year ended December 31, 2022, filed with the SEC on February 22, 2023, which discussion is incorporated herein by reference and which is available free of charge on the SEC’s website at www.sec.gov.
Overview
We are a medical device company focused on the design, development and commercialization of technology solutions for people living with diabetes. We consider our primary addressable market to be people who live with type 1 diabetes. Through our product development efforts, we are seeking to expand our addressable market to include people living with type 2 diabetes who require intensive insulin therapy. Diabetes management can vary greatly from person-to-person, creating multiple market segments based on clinical needs and personal preferences. Our goal is to address the individual needs of people with insulin-dependent diabetes and their care team flexibility and choice in intelligent insulin delivery systems, through an accessible portfolio of market-leading pumps, applications, and insights.
From inception in 2012 through June 2018, we derived nearly all of our sales from the shipment of insulin pumps and associated supplies to customers in the United States. Starting in the third quarter of 2018, we began selling in select geographies outside the United States and our technology solutions are now available in approximately 25 countries worldwide. In the four-year period ended December 31, 2023, we shipped approximately 450,000 insulin pumps, which is representative of our in-warranty global installed customer base assuming the typical four-year reimbursement cycle.
The t:slim X2 has been our flagship technology solution. In February 2024, we expanded our pump portfolio with commercial U.S. availability of the Tandem Mobi insulin pump, which is the world’s smallest durable automated insulin delivery (AID) system. At approximately half the size of our t:slim X2 pump, Tandem Mobi is designed for people who seek even greater discretion and flexibility, and includes features such as expanded pump-control from our iOS mobile application, inductive charging, and an on-pump button that can be used for bolusing and other actions. In the United States, a limited release of Tandem Mobi began in the fourth quarter of 2023 and commercial availability began in February 2024.
With both the t:slim X2 and Tandem Mobi in our product portfolio, we are offering people living with diabetes a choice between the t:slim X2 and Tandem Mobi insulin pumps based on their individual needs and preferences in insulin delivery.
The majority of our customers use their insulin pump with continuous glucose monitoring (CGM) integration. This allows their insulin pump to receive CGM sensor readings, which can then be used in our AID algorithms, including our Control-IQ technology. Control-IQ is an advanced hybrid-closed loop feature designed to help increase a user’s time in their targeted glycemic range. Multiple studies have demonstrated that use of Control-IQ technology provides people across all demographics with improved clinical outcomes that are both immediate and sustained. It was the first system cleared by the FDA to deliver automatic correction boluses in addition to adjusting insulin to help prevent high and low blood sugar.
The t:slim X2 was the first pump on which remote software updates were made commercially available in the United States and is now also available in the countries we serve worldwide. Our Tandem Device Updater (TDU) has allowed our t:slim X2 customers to update their pump software from a personal computer. Tandem Mobi offers the same update capability with wireless, remote updates. This offering is a competitive advantage that allows us to bring our customers clinical and lifestyle enhancements, such as new developments in our AID technology, CGM integrations and mobile app features. As an example, we recently launched a pump software update through TDU to allow all t:slim X2 pump users in the United States access to integration with two new CGM sensor offerings.
Our insulin pump products are generally considered durable medical equipment and have an expected lifespan of at least four years. In addition to insulin pumps, we sell single-use products that are used together with our pumps and are replaced every few days, including cartridges for storing and delivering insulin, and infusion sets that connect the insulin pump to a user’s body.

In the United States, we also offer a data management web application that provides users, their caregivers and their healthcare providers with a fast, easy and visual way to display diabetes therapy management data from our pumps, integrated CGMs and supported blood glucose meters. Our first-generation data management application, t:connect, was commercially introduced in the United States in 2013. In the second quarter of 2023, we began a scaled global launch, starting with the United States, of our second-generation data management application, Tandem Source.
Recent Developments
Tandem Diabetes Care Launches Tandem Mobi, the World’s Smallest, Durable Automated Insulin Delivery System
In February 2024, we announced the United States commercial launch of our new Tandem Mobi, the world’s smallest, durable automated insulin delivery system for people living with diabetes. We have begun taking orders and shipping to eligible customers in the United States.
Integration of t:slim X2 with Abbott’s FreeStyle Libre 2 Plus Sensor
In January 2024, we announced that the t:slim X2 insulin pump with Control-IQ technology became the first AID system to integrate with newly available FreeStyle Libre 2 Plus sensor, Abbott’s latest CGM technology. Users in the United States are now able to experience the therapeutic benefits of a hybrid closed-loop system that helps predict and prevent high and low blood sugar. Tandem’s t:slim X2 insulin pump connects wirelessly to the FreeStyle Libre 2 Plus sensor, which sends automatic glucose readings every minute to the pump.

Pump Reimbursement Cycle
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
In the four-year period ended December 31, 2023, we shipped more than 450,000 insulin pumps worldwide, which is representative of our global in-warranty installed customer base. Our ending estimated worldwide installed customer base increased approximately 7% year over year.
Over 310,000 pumps were shipped to customers in the United States in the four-year period ended December 31, 2023, which is representative of our U.S. installed customer base.
We shipped approximately 140,000 pumps outside the United States in the four-year period ended December 31, 2023 and our products are now available in approximately 25 countries. The ordering patterns of, and levels of inventory carried by, our distributors outside the United States for pumps and supplies have historically been highly variable from period to period due to a number of factors, including summer vacations, the timing of product launches into new geographies and variability due to supply chain logistics, particularly during the global pandemic. This also influences the timing in which renewal eligibility begins for existing customers, which may not initially be consistent with trends in the U.S. market. We recently began completing a full four-year reimbursement cycle in an increasing number of our markets outside of the United States.
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
•We have historically experienced higher net sales in our third and fourth quarters compared to the first half of the year. We believe our July 2023 announcement of FDA clearance of Tandem Mobi and its anticipated launch impacted the timing of purchasing decisions by our current and prospective customers in the second half of 2023 up through the U.S. commercial availability of Tandem Mobi in February 2024, resulting in delays that were unlike historical seasonal patterns or purchasing behaviors. Regulatory approval and/or upcoming launches of other new Tandem or competitor products could also adversely impact timing of purchasing decisions.
•In periods following new product launches, particularly with new hardware platforms, our cost of sales may increase on a per unit basis until the new products achieve manufacturing scale and operating expenses may be elevated by increased sales and marketing spend to support the product launches.
•Our revenue and results of operations may be impacted by the failure to secure or retain adequate coverage or reimbursement for our current and future products from third-party payors, as well as changes in reimbursement structures.
Foreign Markets
•We have expanded our business and launched new products in select geographies outside the United States. The ordering patterns of our distributors outside the United States is highly variable from period to period. For example, we began operations of a European distribution center beginning in the third quarter of 2022, which led to downward adjustments of inventory levels at our distributors starting in late 2022 and continuing through the first half of 2023.
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
We offer products for people with insulin-dependent diabetes in approximately 25 countries. The t:slim X2 insulin pump has been our flagship pump platform. Our other products include single-use insulin cartridges and infusion sets, as well as our complementary t:connect, TDU and mobile application products. Our primary customers are the end users of our products, non-exclusive distribution partners whose level of service varies based on geography, the healthcare professionals who prescribe our products and the healthcare systems or payors who provide insurance coverage and access to our products. Our sales may fluctuate from period to period, particularly due to seasonality in the United States associated with the timing of insurance deductible resets, which generally reflect in a significant decline in pump shipments from any fourth quarter to the following first quarter. Therefore, the lowest percentage of sales is typically reported in the first quarter of each calendar year and the highest percentage is typically reported in the fourth quarter. See also “Trends and Uncertainties Impacting Financial Results—Seasonality” above.
In September 2022, we began offering the Tandem Choice program to eligible t:slim X2 customers to provide a pathway to ownership of our newest hardware platform, Tandem Mobi, for a fee when available. Tandem Choice expires on December 31, 2024. The accounting treatment for Tandem Choice is complex (see Note 2, “Summary of Significant Accounting Policies”). Initially, the program requires the deferral of some portion of sales for shipments of eligible pumps, which began in the third quarter of 2022. No election is made by the customer at the time of the initial sale, nor does the right offered to the customer impact the economics associated with how or when the initial pump sale is reimbursed. If a customer elects to participate in Tandem Choice at a future date beginning with the launch of our next generation hardware platform, Tandem Mobi, we will recognize the existing deferral, incremental fees received and the associated costs of providing the new hardware, Tandem Mobi, at the time of fulfillment. Any remaining deferrals will be recognized at program expiration. At this time, we are not able to estimate the financial impact for the remainder of the Tandem Choice period.
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
Other Income and Expense
Other income and expense primarily consists of interest earned on our cash equivalents and short-term investments, foreign currency transaction gains and losses, and interest expense which includes the amortization of debt issuance costs related to our 1.50% Convertible Senior Notes due May 2025 (Notes).
In October 2023, we were notified that additional interest beyond the 1.50% per annum had been accruing on the Notes since May 2021, pursuant to the terms of the indenture. The additional accrued interest of $3.3 million was fully paid in November 2023 (see Note 7, “Debt”).
Income Tax Expense (Benefit)
Because the Company maintains a full valuation allowance against its net deferred tax assets, income tax expense is expected to primarily consist of current federal, state and foreign cash tax expense as a result of taxable income anticipated or incurred in those jurisdictions.

Results of Operations

	Year Ended December 31,
(in thousands, except percentages)	2023	2022	2021
Sales:
United States	$554,878	$588,765	$524,907
Outside the United States	192,840	212,452	177,892
Total sales	747,718	801,217	702,799
Cost of sales	380,028	388,231	326,584
Gross profit	367,690	412,986	376,215
Gross margin	49%	52%	54%
Operating expenses:
Selling, general and administrative	352,503	335,681	261,508
Research and development	169,667	139,114	92,054
Acquired in-process research and development	78,750	31,039	—
Total operating expenses	600,920	505,834	353,562
Operating income (loss)	(233,230)	(92,848)	22,653
Other income (expense), net:
Interest income and other, net	22,858	6,057	674
Interest expense	(9,882)	(6,208)	(6,040)
Change in fair value of common stock warrants	—	147	(1,386)
Total other income (expense), net	12,976	(4)	(6,752)
Income (loss) before income taxes	(220,254)	(92,852)	15,901
Income tax expense	2,357	1,742	335
Net income (loss)	$(222,611)	$(94,594)	$15,566

Comparison of Years Ended December 31, 2023 and 2022
Sales
For the year ended December 31, 2023, sales were $747.7 million, which included $192.8 million of sales outside the United States. For the year ended December 31, 2023, we deferred $25.1 million of pump sales as the result of our Tandem Choice program which launched in the United States in the third quarter of 2022. In addition, for the year ended December 31, 2023, we recorded a reduction to sales of $8.5 million for a new rebate structure implemented in a market outside of the United States. For the year ended December 31, 2022, sales were $801.2 million, which included $212.5 million of sales outside the United States, and we deferred $3.5 million of pump sales as a result of our Tandem Choice program.
Sales by product in the United States were as follows (dollars in thousands):

	Year Ended December 31,
	2023	2022	% Change
Pumps shipped	74,000	84,000	(12)%
Sales:
Pump	$289,546	$329,061	(12)%
Supplies and other	290,439	263,253	10%
Deferral for Tandem Choice program	(25,107)	(3,549)	607%
Total Sales in the United States	$554,878	$588,765	(6)%
Pump sales in the United States were $289.5 million for the year ended December 31, 2023 compared to $329.1 million for the year ended December 31, 2022, as pump shipments decreased 12% compared to the year ended December 31, 2022. Throughout 2023, we faced challenging marketplace dynamics and economic conditions, with inflation and the threat of recession impacting pump purchasing decisions. Additionally, we believe the anticipation of the full release of new CGM sensor integrations with t:slim X2 and the FDA clearance of Tandem Mobi in July 2023 impacted the timing of purchasing decisions for those offerings, resulting in some customers delaying current purchases until commercial availability of these products in future periods. Sales of pump-related supplies increased primarily due to a 7% year-over-year increase in our ending estimated installed base of customers in the United States. Sales to distributors accounted for 64% and 65% of our total sales in the United States for the years ended December 31, 2023 and 2022, respectively.
Sales in the United States for the years ended December 31, 2023 and 2022 were reduced by a deferral of $25.1 million and $3.5 million, respectively, as the result of our Tandem Choice program which launched in September of 2022. The increase in the sales deferral for Tandem Choice in 2023 as compared to 2022 was primarily related to a reduction in the Tandem Choice program price. This change became effective in the third quarter of 2023, resulting in an increase to our estimate of the future customer participation rate and, therefore, a higher deferral per pump sold, coupled with the Tandem Choice program being in effect for the entire year of 2023.
Sales by product outside the United States were as follows (dollars in thousands):

	Year Ended December 31,
	2023	2022	% Change
Pumps shipped	30,000	44,000	(32)%
Sales:
Pump	$84,748	$102,846	(18)%
Pump rebate	(8,452)	—	—%
Supplies and other	116,544	109,606	6%
Total Sales Outside the United States	$192,840	$212,452	(9)%

Pump sales outside the United States were $76.3 million for the year ended December 31, 2023, compared to $102.8 million in the prior year. We began operations of a centralized European distribution center in late 2022. This resulted in a material disruption to distributor ordering patterns in the first half of 2023 as affected distributors reduced their pump and supply inventory levels to adjust for the reduced transit time. As a result, pump shipments decreased 32% compared to the year ended December 31, 2022. The year-over-year changes in pump and supply shipments were not directly correlated with actual customer demand. The decrease in pump sales was partially offset by an increase in average selling prices due primarily to geographical mix. Pump sales outside the United States also included a reduction to sales of $8.5 million for a new rebate structure implemented in a single market. Sales to distributors accounted for 99% and 96% of our total sales outside the United States for the years ended December 31, 2023 and 2022, respectively.
Cost of Sales and Gross Profit
Our cost of sales for the year ended December 31, 2023 was $380.0 million, resulting in gross profit of $367.7 million, compared to cost of sales of $388.2 million and gross profit of $413.0 million for the year ended December 31, 2022. The gross margin for 2023 was 49%, compared to 52% in 2022.
The decrease in our gross profit for the year ended December 31, 2023 was primarily the result of the $53.5 million decrease in total sales, driven by lower pump shipments and an increase in sales deferral related to the Tandem Choice Program. Amounts deferred were $25.1 million and $3.5 million for the years ended December 31, 2023 and 2022, respectively. This deferral reduced gross margin by approximately two percentage points in 2023, but had negligible impact in 2022. The impact on gross margin from our Tandem Choice program will fluctuate through the expiration of the program based on the timing of availability of Tandem Mobi and the number of eligible customers who ultimately elect to participate. In addition, the sales rebate of $8.5 million also negatively impacted gross margin by nearly one percentage point.
Gross margin benefited from progress in underlying fundamentals, including lower material cost, an increase in average selling prices and manufacturing efficiencies, as well as leverage of fixed overhead. These benefits were offset by the impact of product and geographical mix. Pump sales, which have the highest gross margin, were 46% of total worldwide sales, excluding the impact of Tandem Choice in 2023, compared to 53% in 2022.
Operating Expenses
Our operating expenses for the year ended December 31, 2023 were $600.9 million, compared to $505.8 million for the year ended December 31, 2022. A significant portion of the increase was driven by certain unique or non-recurring transactions. In 2023, we incurred $78.8 million of acquired in-process research and development expenses in connection with our acquisition of AMF Medical, compared to $31.0 million of acquired IPR&D expenses in connection with our acquisition of Capillary Biomedical in 2022 (see Note 12, “Acquisitions”). Additionally, personnel and discretionary spending attributable to these acquisitions, in both SG&A and R&D, was $22.4 million in 2023 and $3.3 million in 2022. As a part of continued operating efficiency measures in 2023 and 2022, we incurred non-recurring operating lease impairment charges in SG&A of $14.1 million and $12.4 million, respectively, from a facilities consolidation (see Note 6, “Leases”). In 2023, we also incurred employee severance costs of $2.7 million.
Selling, General and Administrative Expenses. SG&A expenses increased 5% to $352.5 million for the year ended December 31, 2023, from $335.7 million for the same period in 2022. Employee-related expenses for our SG&A functions comprise the majority of SG&A expenses. Excluding the severance costs described above, the remaining increase of $11.9 million in salaries, incentive compensation, and other employee benefits was primarily the result of continued support services for our growing installed customer base. We also experienced a $2.8 million increase in other non-employee discretionary spending, primarily attributable to outside consulting, outside services, and travel, in addition to the impact of facilities consolidation charges described above.
Research and Development Expenses. R&D expenses increased 22% to $169.7 million for the year ended December 31, 2023, from $139.1 million for the same period in 2022. The increase in R&D expenses was primarily the result of a $23.0 million increase in salaries and related benefits due to our acquisitions, as well as an increase in personnel to support our product development efforts. We also experienced a $7.5 million increase in other non-employee discretionary spending, including equipment and supplies costs, clinical trial expenses, and information technology costs attributable to R&D.
Acquired In-Process Research and Development Expenses. Acquired IPR&D expenses of $78.8 million for the year ended December 31, 2023 represented the value of assets acquired, and acquisition-related expenses, in connection with our acquisition of AMF Medical (see Note 12, “Acquisitions”). Acquired IPR&D expenses of $31.0 million for the year ended December 31, 2022 represented the value of assets acquired, and acquisition-related expenses in connection with our acquisition of Capillary Biomedical.

Other Income (Expense), Net
Total other income, net for the year ended December 31, 2023 was $13.0 million, compared to expense of $4,000 in 2022. Other income, net for 2023 primarily consisted of $21.2 million of interest income earned on our cash equivalents and short-term investments, and $1.5 million in foreign currency transaction gains, partially offset by $9.9 million of interest expense which included $3.3 million of additional interest as discussed above and the amortization of debt issuance costs related to our Convertible Senior Notes. Other expense, net for 2022 consisted primarily of $6.2 million of interest expense related to our Convertible Senior Notes, offset by $6.1 million of interest income earned on our cash equivalents and short-term investments. Interest income increased in 2023 primarily due to the higher interest rate environment as compared to 2022.
Income Tax Expense
We recognized income tax expense of $2.4 million on a pre-tax loss of $220.3 million for the year ended December 31, 2023, compared to income tax expense of $1.7 million on a pre-tax loss of $92.9 million for the year ended December 31, 2022. Income tax expense for the years ended December 31, 2023 and 2022 was primarily attributable to federal, state and foreign income tax expense as a result of current taxable income in certain jurisdictions.
Liquidity and Capital Resources
At December 31, 2023, we had $467.9 million in cash and cash equivalents and short-term investments. We believe that our cash and cash equivalents, short-term investments, and future cash flows from operations will be sufficient to fund our ongoing core business activities for at least the next 12 months.
Our historical cash outflows have primarily been associated with cash used for operating activities such as research and development activities, sales, marketing and commercialization of our products worldwide, expansion of clinical and customer support organizations, the acquisition of intellectual property, equity investments and acquired assets, capital expenditures and debt service costs.
Historically, our principal sources of cash have included cash collected from product sales, private and public offerings of equity securities, exercises of employee stock awards, and debt financing. We expect to rely on these sources of cash, primarily from product sales, to fund our material cash requirements in both the short and long term.
The following table shows a summary of our cash flows for the years ended December 31, 2023, 2022 and 2021 (in thousands):

	Year Ended December 31,
	2023	2022	2021
Net cash provided by (used in):
Operating activities	$(31,810)	$50,464	$111,359
Investing activities	(85,740)	33,168	(186,876)
Financing activities	4,113	16,877	51,932
Effect of foreign exchange rate changes on cash	(212)	827	153
Net increase (decrease) in cash and cash equivalents	$(113,649)	$101,336	$(23,432)

Operating activities. Net cash used in operating activities was $31.8 million for the year ended December 31, 2023, compared to cash provided by operating activities of $50.5 million and $111.4 million, respectively, for the years ended December 31, 2022 and 2021. The reduction in net cash provided by operating activities for 2023 compared to 2022 was primarily a result of the $128.0 million increase in net loss, offset by increase of $58.8 million net non-cash adjustments. Net non-cash adjustments were primarily related to acquired in-process research and development expenses, operating lease termination and impairment charges and stock-based compensation expense. In addition, a net decrease of $17.7 million in changes of working capital balances. Changes of working capital balances primarily consisted of increases in inventories, prepaid and other current assets, and deferred revenue. Inventories increased to $157.9 million at December 31, 2023 from $111.1 million at December 31, 2022, primarily due to a return to target stocking levels post-pandemic as supply chain constraints subsided, as well as the scaling up of inventory to meet anticipated demand for Tandem Mobi.

The reduction in net cash provided by operating activities for 2022 compared to 2021 was primarily a result of the $110.2 million increase in net loss, as well as net working capital changes. Working capital changes during 2022, primarily consisted of increases in inventories, accounts receivable, accounts payable, and operating leases and other current liabilities.

Investing activities. Net cash used in investing activities was $85.7 million for the year ended December 31, 2023, which primarily consisted of $69.5 million cash paid for the acquisition of AMF Medical, including transaction costs (see Note 12, “Acquisitions”), $26.8 million in purchases of property and equipment of which $8.7 million was associated with improvements to the now completed new Headquarters lease facility (see Note 6, “Leases”), and $24.8 million cash paid for purchases of intangible assets and strategic investments, offset by $35.4 million provided by short-term investments activity as proceeds from maturities and redemptions exceeded purchases. Net cash provided by investing activities was $33.2 million for the year ended December 31, 2022, which primarily consisted of $101.8 million provided by short-term investments activity as proceeds from maturities and redemptions exceeded purchases, offset by $34.1 million in purchases of property and equipment, $25.7 million for the acquisition of Capillary Biomedical, including $1.0 million of transaction costs, and $8.9 million cash paid for purchases of intangible assets and strategic investments. Net cash used by investing activities was $186.9 million for the year ended December 31, 2021, which primarily consisted of $163.4 million used by short-term investments activity as purchases exceeded maturities and redemptions, $14.2 million in purchases of property and equipment, and $9.3 million cash paid for purchases of intangible assets and strategic investments.
Financing activities. Net cash provided by financing activities was $4.1 million for the year ended December 31, 2023, which primarily consisted of proceeds from the issuance of common stock under our stock plans, net of payments for related tax withholdings. Net cash provided by financing activities was $16.9 million and $51.9 million, respectively, for the years ended December 31, 2022 and 2021, which primarily consisted of proceeds from the issuance of common stock under our stock plans, net of payments for related tax withholdings. The reduction in proceeds from the issuance of common stock under our stock plans was primarily due to the decrease in the market price of our common stock and fewer employee stock options exercised.
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
Indebtedness
Convertible Senior Notes
In May 2020, we entered into a purchase agreement with certain counterparties for the sale of an aggregate of $287.5 million principal amount of 1.50% Convertible Senior Notes due 2025 in a private offering to qualified institutional buyers (the Notes). The proceeds from the issuance of the Notes were $244.6 million, net of debt issuance costs and cash used to pay the cost of the Capped Call Transactions (see Note 7, “Debt”). The Notes are senior unsecured obligations. Interest is payable in cash semi-annually in arrears on May 1 and November 1 at a rate of 1.50% per year. The Notes mature on May 1, 2025 unless repurchased, redeemed, or converted in accordance with their terms before the maturity date.
Cash payments due by calendar year for our Convertible Senior Notes at December 31, 2023, are as follows (in thousands):

	Total	2024	2025
Principal amount of convertible senior notes(1)	$287,500	$—	$287,500
Contractual interest	6,469	4,313	2,156
Total	$293,969	$4,313	$289,656
(1) The Convertible Senior Notes may be settled in cash, shares of our common stock, or a combination of cash and shares of our common stock, at our election.
We may from time to time seek to retire or purchase our outstanding debt, including the Notes, through cash purchases and/or exchanges for equity securities, in open market purchases, privately negotiated transactions or otherwise. Such repurchases or exchanges, if any, will depend on prevailing market conditions, our liquidity requirements, contractual restrictions, and other factors. The amounts involved in any such transactions, individually or in the aggregate, may be material.
Promissory Note Payable
In connection with our acquisition of Capillary Biomedical, Inc. (see Note 12, “Acquisitions”), we assumed a $4.7 million promissory note payable. The promissory note accrues interest at the rate of 5% per year, and becomes due and payable upon the first sale or license of the commercialized product. At December 31, 2023, $4.7 million was included as a component of other long-term liabilities on the consolidated balance sheet.
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

Revenue Recognition
Our revenue is generated primarily from sales of our insulin pumps, single-use insulin cartridges and infusion sets to individual customers with third-party insurance coverage and through a network of distributors that resell the products to insulin-dependent diabetes customers. We are paid directly by customers who use the products, distributors and third-party insurance payors. We recognize revenue when control of our products is transferred to our customers in an amount that reflects the consideration we expect to receive from our customers in exchange for those products, net of estimated returns and rebates. This process involves identifying the contract with a customer, determining the performance obligations in the contract, determining the contract price, allocating the contract price to the distinct performance obligations in the contract, and recognizing revenue when the performance obligations have been satisfied. Revenue recognition for contracts with multiple performance obligations is based on the separate satisfaction of each distinct performance obligation within the contract. A performance obligation is considered distinct from other obligations in a contract when it provides a benefit to the customer either on its own or together with other resources that are readily available to the customer and is separately identified in the contract. We consider a performance obligation satisfied once we have transferred control of a product to the customer, meaning the customer has the ability to direct the use of and obtain the benefit from the product. Complementary products, such as the t:connect, Tandem Source and the Tandem Device Updater, are considered distinct performance obligations satisfied over time, as access and support for these products is provided throughout the typical four-year warranty period of the insulin pumps. Accordingly, revenue related to the complementary products is deferred and recognized over a four-year period. When there is no standalone value for the complementary product, we determine its value by applying the expected cost plus a margin approach and then allocate the residual to the insulin pumps.
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
Warranty Reserve
We generally provide a four-year assurance type warranty on our insulin pumps to end user customers and may replace any pumps that do not function as intended in accordance with the product specifications within the warranty period. Insulin pumps returned to us may be refurbished and redeployed. We establish the warranty reserve liability when control of the pump is transferred to the customer, and we reevaluate our estimate of the warranty obligation at each reporting period. Warranty costs are estimated primarily based on the current expected product replacement cost and expected replacement rates utilizing historical experience. Experience has shown that initial data for any given pump version or pump platform may be insufficient; therefore, our process relies on long-term historical averages until sufficient data are available. As actual experience becomes available, we use the data to update the historical averages. Changes to the actual replacement rates or the expected product replacement cost could cause a material increase or decrease to our estimated warranty reserve and related cost of goods sold. We may make further adjustments to the warranty reserve when deemed appropriate, giving additional consideration to the length of time each pump version has been in the field and revised future expectations of performance based on new features and capabilities that may become available through Tandem Device Updater.
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

Utilization of our net operating loss and research credit carryforwards may be subject to a substantial annual limitation due to ownership change limitations provided by Section 382 of the Internal Revenue Code of 1986, as amended, and similar state provisions. The annual limitations may result in the expiration of net operating loss carryforwards before utilization. We have completed analyses through December 31, 2022 to determine whether our net operating losses and credits are likely to be limited by Section 382. Based on this study, we determined that an ownership change, as defined under Section 382, occurred in 2018 and the resulting limitation significantly reduced our ability to utilize our net operating loss and credit carryovers before they expire. As a result, in 2019 we reduced our deferred tax assets for the net operating loss and research credit carryforwards that were projected to expire unused with a corresponding offset to the valuation allowance recorded against such assets. Additionally, future ownership changes under Section 382 may also limit our ability to fully utilize any remaining tax benefits.

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
Contractual Obligations & Off-Balance Sheet Arrangements
Contractual Obligations
Operating Lease Obligations
We lease general office space, laboratory, manufacturing and warehouse facilities, and equipment under noncancelable operating leases for use in our operations. For a description of our contractual obligations related to leases at December 31, 2023, see Note 6 “Leases” to the consolidated financial statements in Part II, Item 8 of this Annual Report.
Purchase Order Commitments
We have agreements with suppliers and other parties to purchase inventory, other goods and services and long-lived assets. For a description of our contractual obligations related to purchase order commitments at December 31, 2023, see Note 13 “Commitments and Contingencies” to the consolidated financial statements in Part II, Item 8 of this Annual Report.
Acquisition-related Contingent Consideration
In connection with our acquisition of AMF Medical SA completed in January of 2023 (see Note 12, “Acquisitions” to the consolidated financial statements in Part II, Item 8 of this Annual Report), the total consideration includes cash paid at the closing of the transaction and additional contingent earnout payments. The additional earnout payments of up to CHF 129.6 million, in aggregate, become payable upon the achievement of certain milestones and are comprised of a payment of up to CHF 38.4 million upon the successful completion of key development milestones over the two years following the acquisition, and a payment of up to CHF 91.2 million upon obtaining regulatory clearance of an automated controller enabled (ACE) pump by the United States Food and Drug Administration.

Off-Balance Sheet Arrangements
As of December 31, 2023, we are party to a standby letter of credit arrangement in support of certain operating lease obligations (See Note 13 “Commitments and Contingencies” to the consolidated financial statements in Part II, Item 8 of this Annual Report).

Item 7A.    Quantitative and Qualitative Disclosures about Market Risk.
Credit and Interest Rate Risks
We invest our excess cash in marketable securities consisting primarily of U.S. Treasury securities, U.S. Government-sponsored enterprise securities, commercial paper and corporate debt securities. Some of the financial instruments in which we invest subject us to market risk, in that a change in prevailing interest rates may cause the principal amount of the instrument to fluctuate. Other financial instruments in which we invest subject us to credit risk, in that the value of the instrument may fluctuate based on the issuer’s ability to pay. Credit rating agencies have, from time to time, issued downgrades or revised outlooks to negative for certain issuers of the debt securities held in our short-term investment portfolio. We review our portfolio of available-for-sale debt securities quarterly to determine if any investment is impaired due to changes in credit risk or other potential valuation concerns. Unrealized losses on available-for-sale debt securities at December 31, 2023 were primarily due to an increase in market interest rates after certain debt securities were purchased. Based on the credit quality of the available-for-sale debt securities in an unrealized loss position, and our current estimates of future cash flows to be collected from those securities, we believe the unrealized losses were not credit losses (see Note 3, “Short-Term Investments”).
The primary objectives of our investment activities are to maintain liquidity and preserve principal while maximizing the income we receive from our financial instruments without significantly increasing risk. We have established guidelines regarding approved investments and maturities of investments, which are primarily designed to maintain liquidity and preserve principal.
Because of the short-term maturities of our financial instruments, we do not believe that an increase or decrease in market interest rates would have a significant impact on the realized value of our investment portfolio. A hypothetical 100 basis-point (one percentage point) increase or decrease in interest rates compared to actual rates at December 31, 2023, would have affected the estimated fair value of our investments portfolio by approximately $3.6 million.
In May 2020, we issued $287.5 million principal amount of Convertible Senior Notes, which bear interest at a fixed rate of 1.50% per year. Accordingly, we are not subject to interest rate risk related to the Convertible Senior Notes (see Note 7, “Debt”).
Foreign Currency Exchange Rate Risk
Our operations are primarily located in the United States. In addition, we have a sales and marketing office in Canada, a distribution center in the Netherlands and, beginning in 2023, a research and development facility in Switzerland associated with the acquisition of AMF Medical. Our sales to customers in the United States are made in U.S. dollars. Sales from our distribution center in the Netherlands are made to independent distributors under agreements denominated in Euros, and our sales in Canada are denominated in Canadian dollars. Approximately 20% of our revenue was denominated in foreign currencies for the year ended December 31, 2023. In addition, we purchase certain inventory from a third-party contract manufacturer located in Mexico. We believe our exposure to foreign currency rate fluctuations is primarily related to our operations in Europe and Canada, and acquisition related contingent earnout payments (see Note 12, “Acquisitions”), where fluctuations in the rate of exchange between the U.S. dollar and the local currency could adversely affect our financial results, including income and losses as well as assets and liabilities.
As we expand and further develop our operations in markets outside the United States, particularly in Europe, we will be exposed to additional foreign currency exchange rate risk. In addition, from time to time, we have foreign currency exchange risk related to existing assets and liabilities, certain inventory purchase agreements, other committed transactions and forecasted future cash flows. In certain circumstances, we may seek to manage such foreign currency exchange risk by using derivative instruments such as foreign currency exchange forward contracts to hedge our risk. However, we may choose not to hedge some exposures for a variety of reasons, including prohibitive economic costs.

Item 8.    Consolidated Financial Statements and Supplementary Data.
Our consolidated financial statements as of December 31, 2023 and 2022 and for each of the three years in the period ended December 31, 2023, and the Report of the Independent Registered Public Accounting Firm are included in this report as listed in the index.

Report of Independent Registered Public Accounting Firm
To the Stockholders and the Board of Directors of Tandem Diabetes Care, Inc.
Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Tandem Diabetes Care, Inc. (the “Company”) as of December 31, 2023 and 2022, the related consolidated statements of operations and comprehensive income (loss), stockholders’ equity, and cash flows, for each of the three years in the period ended December 31, 2023 and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2023 and 2022, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2023, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of December 31, 2023, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework), and our report dated February 21, 2024 expressed an unqualified opinion thereon.

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

Warranty reserve – Estimation of Expected Replacement Rates
Description of the Matter
As discussed in Note 2 to the consolidated financial statements, the Company has a warranty reserve of $37.2 million. The Company accrues for costs related to the warranty reserve liability at the time of shipment. Warranty costs are estimated primarily based on the expected replacement rates utilizing historical experience.

Auditing management’s expected replacement rates on pumps was complex as it required a significant level of effort due to the amount of data utilized in determining the expected replacement rates. Management’s estimate considers historical claims experience and the assumption of historical data predictive of future activity and events, in particular, the number of historical periods used and the weighing of historical data. It is possible that the future replacement rates may not be reflective of historical product replacement rates and changes in this assumption could have a material impact on the Company’s estimated reserve.

How We Addressed the Matter in Our Audit
We obtained an understanding, evaluated the design and tested the operating effectiveness of the Company’s controls over the warranty reserve process. Specifically, we tested controls over management's review and calculation of the expected replacement rates, including controls over the accuracy and completeness of data used.

To test the Company’s expected replacement rates we performed audit procedures that included, among others, testing the completeness and accuracy of the underlying data used in the calculation. We involved our data science professionals to evaluate the methodologies and assumptions and test the calculations used by the Company. We recalculated the warranty expected replacement rates using historical data. We performed sensitivity analyses of the expected replacement rates assumption to evaluate the impact of changes in the warranty reserve.

/s/ Ernst & Young LLP
We have served as the Company's auditor since 2009.

San Diego, California
February 21, 2024

TANDEM DIABETES CARE, INC.
CONSOLIDATED BALANCE SHEETS
(In thousands, except par value)

	December 31,	December 31,
	2023	2022
Assets
Current assets:
Cash and cash equivalents	$58,868	$172,517
Short-term investments	409,044	444,384
Accounts receivable, net	105,555	114,717
Inventories	157,937	111,117
Prepaid and other current assets	16,585	7,241
Total current assets	747,989	849,976
Property and equipment, net	76,542	68,552
Operating lease right-of-use assets	87,791	110,626
Other long-term assets	40,336	23,631
Total assets	$952,658	$1,052,785
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$49,586	$55,730
Accrued expenses	12,726	9,595
Employee-related liabilities	43,430	38,682
Operating lease liabilities	17,060	13,121
Deferred revenue	43,994	18,837
Other current liabilities	28,462	29,325
Total current liabilities	195,258	165,290
Convertible senior notes, net - long-term	285,035	283,232
Operating lease liabilities - long-term	113,572	123,524
Deferred revenue - long-term	13,331	16,874
Other long-term liabilities	31,830	23,918
Total liabilities	639,026	612,838
Commitments and contingencies (Note 13)	—	—
Stockholders’ equity:
Common stock, $0.001 par value; 200,000 shares authorized, 65,552 and 64,513 shares issued and outstanding at December 31, 2023 and 2022, respectively.	66	65
Additional paid-in capital	1,263,997	1,170,888
Accumulated other comprehensive income (loss)	1,369	(1,817)
Accumulated deficit	(951,800)	(729,189)
Total stockholders’ equity	313,632	439,947
Total liabilities and stockholders’ equity	$952,658	$1,052,785
The accompanying notes are an integral part of the consolidated financial statements.

TANDEM DIABETES CARE, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)
(In thousands, except per share data)

	Year Ended December 31,
	2023	2022	2021
Sales	$747,718	$801,217	$702,799
Cost of sales	380,028	388,231	326,584
Gross profit	367,690	412,986	376,215
Operating expenses:
Selling, general and administrative	352,503	335,681	261,508
Research and development	169,667	139,114	92,054
Acquired in-process research and development expenses	78,750	31,039	—
Total operating expenses	600,920	505,834	353,562
Operating income (loss)	(233,230)	(92,848)	22,653
Other income (expense), net:
Interest income and other, net	22,858	6,057	674
Interest expense	(9,882)	(6,208)	(6,040)
Change in fair value of common stock warrants	—	147	(1,386)
Total other income (expense), net	12,976	(4)	(6,752)
Income (loss) before income taxes	(220,254)	(92,852)	15,901
Income tax expense	2,357	1,742	335
Net income (loss)	$(222,611)	$(94,594)	$15,566
Other comprehensive income (loss):
Unrealized gain (loss) on short-term investments	$3,606	$(2,233)	$(693)
Foreign currency translation gains (losses)	(420)	1,032	(143)
Comprehensive income (loss)	$(219,425)	$(95,795)	$14,730

Net income (loss) per share - basic	$(3.43)	$(1.47)	$0.25
Net income (loss) per share - diluted	$(3.43)	$(1.47)	$0.24
Weighted average shares used to compute basic net income (loss) per share	64,969	64,146	63,000
Weighted average shares used to compute diluted net income (loss) per share	64,969	64,146	64,349
The accompanying notes are an integral part of the consolidated financial statements.

TANDEM DIABETES CARE, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(In thousands)

	Common Stock
	Shares	Amount	Additional Paid-in Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Total Stockholders’ Equity
Balance at December 31, 2020	62,335	$62	$1,025,233	$220	$(659,210)	$366,305
Effect of change in accounting for convertible senior notes (1)	—	—	(85,803)	—	9,049	(76,754)
Exercise of stock options	1,129	2	41,821	—	—	41,823
Vesting of restricted stock units, net of shares withheld for taxes	38	—	(1,551)	—	—	(1,551)
Issuance of common stock under Employee Stock Purchase Plan	173	—	11,069	—	—	11,069
Exercise of common stock warrants	158	—	899	—	—	899
Fair value of common stock warrants at time of exercise	—	—	15,500	—	—	15,500
Stock-based compensation expense	—	—	61,091	—	—	61,091
Unrealized loss on short-term investments	—	—	—	(693)	—	(693)
Foreign currency translation losses	—	—	—	(143)	—	(143)
Net income	—	—	—	—	15,566	15,566
Balance at December 31, 2021	63,833	$64	$1,068,259	$(616)	$(634,595)	$433,112
Exercise of stock options	280	1	9,130	—	—	9,131
Vesting of restricted stock units, net of shares withheld for taxes	131	—	(4,374)	—	—	(4,374)
Issuance of common stock under Employee Stock Purchase Plan	263	—	12,713	—	—	12,713
Exercise of common stock warrants	6	—	83	—	—	83
Stock-based compensation expense	—	—	85,077	—	—	85,077
Unrealized loss on short-term investments	—	—	—	(2,233)	—	(2,233)
Foreign currency translation gains	—	—	—	1,032	—	1,032
Net loss	—	—	—	—	(94,594)	(94,594)
Balance at December 31, 2022	64,513	$65	$1,170,888	$(1,817)	$(729,189)	$439,947
Exercise of stock options	73	—	1,295	—	—	1,295
Vesting of restricted stock units, net of shares withheld for taxes	467	—	(7,790)	—	—	(7,790)
Issuance of common stock under Employee Stock Purchase Plan	499	1	10,678	—	—	10,679
Stock-based compensation expense	—	—	88,926	—	—	88,926
Unrealized gain on short-term investments	—	—	—	3,606	—	3,606
Foreign currency translation losses	—	—	—	(420)	—	(420)
Net loss	—	—	—	—	(222,611)	(222,611)
Balance at December 31, 2023	65,552	$66	$1,263,997	$1,369	$(951,800)	$313,632
(1) The Company adopted ASU No. 2020-06, Accounting for Convertible Instruments and Contracts in an Entity’s Own Equity, effective January 1, 2021 (see Note 7, “Debt”).
The accompanying notes are an integral part of the consolidated financial statements.

TANDEM DIABETES CARE, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Year Ended December 31,
	2023	2022	2021
Operating Activities
Net income (loss)	$(222,611)	$(94,594)	$15,566
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization expense	15,715	14,330	13,845
Amortization of debt issuance costs	2,204	1,896	1,727
Provision for expected credit losses	5,540	4,782	2,333
Operating lease termination and impairment charges	14,099	7,567	—
Amortization of premium on short-term investments	3,587	4,187	365
Stock-based compensation expense	88,076	84,918	60,752
Acquired in-process research and development expenses	78,750	31,039	—
Other	515	988	2,399
Changes in operating assets and liabilities:
Accounts receivable, net	4,277	(7,830)	(30,980)
Inventories	(46,053)	(42,452)	(4,954)
Prepaid and other current assets	(9,139)	(58)	(1,570)
Other long-term assets	(3,187)	(1,207)	1,313
Accounts payable	(4,864)	24,493	10,275
Accrued expenses	2,537	(461)	4,640
Employee-related liabilities	5,167	(12,869)	17,399
Deferred revenue	21,525	8,358	10,611
Operating leases and other current liabilities	4,302	25,445	6,217
Other long-term liabilities	7,750	1,932	1,421
Net cash provided by (used in) operating activities	(31,810)	50,464	111,359
Investing Activities
Purchases of short-term investments	(510,859)	(467,652)	(733,388)
Proceeds from maturities and redemptions of short-term investments	546,218	569,492	570,023
Purchases of property and equipment	(26,804)	(34,097)	(14,180)
Acquisitions, including in-process research and development, net of cash acquired	(69,496)	(25,720)	—
Purchases of intangible assets and strategic investments	(24,799)	(8,855)	(9,331)
Net cash used in investing activities	(85,740)	33,168	(186,876)
Financing Activities
Proceeds from issuance of common stock under Company stock plans, net	4,184	17,469	51,340
Proceeds from exercise of common stock warrants	—	83	592
Other financing activities	(71)	(675)	—
Net cash provided by financing activities	4,113	16,877	51,932
Effect of foreign exchange rate changes on cash	(212)	827	153
Net increase (decrease) in cash and cash equivalents	(113,649)	101,336	(23,432)
Cash and cash equivalents at beginning of period	172,517	71,181	94,613
Cash and cash equivalents at end of period	$58,868	$172,517	$71,181
Supplemental disclosures of cash flow information
Interest paid	$7,565	$4,313	$4,313
Income taxes paid	$1,923	$411	$260
Supplemental schedule of non-cash investing and financing activities
Operating lease right-of-use assets obtained in exchange for operating lease obligations	$—	$114,003	$15,191
Purchases of property and equipment included in accounts payable	$2,946	$4,237	$1,034
Intangible costs in accounts payable	$—	$515	$1,029
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
The Company manufactures, sells, and supports insulin pump products that are designed to address the evolving needs and preferences of differentiated segments of the insulin-dependent diabetes market. The Company’s manufacturing, sales and support activities have been principally focused on the t:slim X2 Insulin Delivery System (t:slim X2), which has been the Company’s flagship pump platform and which has an advanced algorithm for managing insulin delivery, and is designed to display continuous glucose monitoring (CGM) sensor information directly on the pump home screen. In February 2024, the Company expanded its pump portfolio with the U.S. launch of Tandem Mobi. The Company’s insulin pump products are compatible with other complementary digital health offerings, such as the mobile application, cloud-based diabetes management applications and the Tandem Device Updater, a Mac- and PC-compatible tool that offers and supports remote updates of the Company’s insulin pump software from a personal computer. The Company’s insulin pump products are generally considered durable medical equipment and have an expected lifespan of at least four years. In addition to insulin pumps, the Company sells single-use products that are used together with the pumps and are replaced every few days, including cartridges for storing and delivering insulin, and infusion sets that connect the insulin pump to a user’s body.
Basis of Presentation and Principles of Consolidation
The Company has prepared the accompanying consolidated financial statements in accordance with accounting principles generally accepted in the United States of America, or U.S. GAAP. The statements include the accounts of Tandem Diabetes Care, Inc. and its wholly-owned subsidiaries in the United States, Canada, Netherlands, and Switzerland. All significant intercompany balances and transactions have been eliminated in consolidation.
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

2. Summary of Significant Accounting Policies
There have been no material changes to the Company’s significant accounting policies during the year ended December 31, 2023, except for adding the accounting policy for sales rebates, which is included herein.
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
The Company’s convertible senior notes are carried at amortized cost on the consolidated balance sheets (see Note 7, “Debt”). The Company measures the fair value of its convertible senior notes for disclosure purposes. The Company estimated the fair value of its convertible senior notes to be $271.7 million and $260.5 million at December 31, 2023 and 2022, respectively, based on Level 2 quoted market prices as of those dates.
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
The Company reviews its available-for-sale debt securities for credit losses quarterly, considering a variety of factors, including the significance of the decline in value as compared to the amortized cost basis; underlying factors contributing to a decline in the prices of securities in a single asset class; the security’s relative performance versus its peers, sector or asset class; the market and economy in general; views of external investment managers; news or financial information that has been released specific to the investee; and the outlook for the overall industry in which the investee operates. Losses on available-for-sale debt securities as a result of credit factors are recognized by recording an impairment loss as a component of other income or expense within the consolidated statements of operations and a corresponding allowance for credit losses. The Company has not recognized any impairment losses related to its short-term investments during the years ended December 31, 2023, 2022 and 2021.
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
The following table summarizes the percentages of total sales and accounts receivable, net for customers who accounted for 10% or more of the respective amounts for the periods presented:

	Total Sales			Accounts Receivable, net
	Year Ended December 31,			December 31,
	2023	2022	2021	2023	2022
Distributor B	12.2%	11.6%	11.9%	10.0%	12.8%
Distributor C	*	*	*	10.5%	*
Distributor D	*	*	*	10.6%	10.4%
Distributor E	10.8%	14.4%	14.0%	11.5%	16.2%
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

Intangible Assets Subject to Amortization
Finite-lived intangible assets are recorded at cost, net of accumulated amortization and, if applicable, impairment charges. Amortization of finite-lived intangible assets is recognized over their estimated useful lives on a straight-line basis. The Company did not recognize any intangible asset impairment losses during the years ended December 31, 2023, 2022 and 2021.
Impairment of Long-Lived Assets
Long-lived assets, such as property and equipment, right-of-use lease assets, and acquired intangible assets subject to amortization, are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. If circumstances require a long-lived asset or asset group be tested for possible impairment, the Company first compares undiscounted cash flows expected to be generated by that asset or asset group to its carrying amount. If the carrying amount of the long-lived asset or asset group is not recoverable on an undiscounted cash flow basis, an impairment is recognized to the extent that the carrying amount exceeds its fair value. Fair value is determined using unobservable (Level 3) inputs, including discounted cash flow models, future estimated sublease income, and third-party independent appraisals, as considered necessary. There is uncertainty in the projected undiscounted future cash flows used in the Company’s impairment review analysis, which requires the use of estimates and assumptions. If actual performance does not achieve the projections, or if the assumptions used change in the future, the Company may be required to recognize additional impairment charges in future periods. Other than the impairment of operating lease right-of-use assets and related leasehold improvements and furniture and fixtures recognized in 2023 and 2022 (see Note 6, “Leases”), there were no impairments of long-lived assets, including acquired intangible assets, during the years ended December 31, 2023, 2022 and 2021.
Strategic Investments
The Company held equity investments totaling $10.1 million and $16.4 million in two separate private companies at December 31, 2023 and 2022, respectively, each of which represented less than 5% of the outstanding equity of the respective company as of the date of investment. The investments are carried at cost minus impairment, if any, adjusted for changes in observable prices. The Company monitors these investments to evaluate whether any increase or decline in its value has occurred, based on the implied value of recent company financings, public market prices of comparable companies and general market conditions. The investments were included as a component of other long-term assets on the consolidated balance sheets at December 31, 2023 and 2022.
In November 2023, the Company made an additional investment of approximately $22.3 million in subordinated convertible notes of one of its private investee companies. The subordinated notes are convertible into equity of the private company upon certain qualifying events, including at their final maturity in 2024. The subordinated convertible notes are non-interest bearing, and are only repayable before conversion into equity upon a change in control of the private company. At December 31, 2023, the $22.3 million subordinated convertible notes investment was included as a component of other long-term assets on the consolidated balance sheet.
Revenue Recognition
Revenue is generated primarily from sales of insulin pumps, single-use insulin cartridges and infusion sets to individual customers with third-party insurance coverage and through a network of distributors that resell the products to insulin-dependent diabetes customers. The Company recognizes revenue when it transfers control of the promised goods or services to customers in an amount that reflects the consideration to which the Company expects to be entitled in exchange for those goods or services, net of estimated rebates and returns.

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

During the third and fourth quarters of 2023, the Company reduced the fee for the Tandem Choice program. The change in the program resulted in an increase to the amount of the transaction price allocated to the material right as the Company expects more customers to exercise the right as compared to the prior existing program price.
For purposes of evaluating Tandem Choice in accordance with ASC 606, the Company has determined that the ability for a customer to upgrade to a new technology represents a material right because the pricing inherent in such option provides the customer with a discount that is incremental to the range of discounts that would otherwise be granted for the related goods and services to comparable customers. The standalone selling price for the Choice Right was estimated based on the adjusted market assessment approach and contemplated the likelihood that the respective option will be exercised. At December 31, 2023 and 2022, $30.6 million and $6.8 million, respectively, were allocated to the material right provided to customers and recorded in current deferred revenue on the consolidated balance sheets.
Sales Rebates
The Company is subject to certain rebates on pricing programs with managed care organizations, such as governmental and third-party commercial payors. The Company estimates provisions for rebates based on contractual arrangements, estimates of products sold subject to rebate, known events or trends and channel inventory data. At December 31, 2023, estimated sales rebates of $8.5 million were recorded on the consolidated balance sheet, of which $8.0 million was included in other long-term liabilities as the estimated payment due date was beyond twelve months from the balance sheet date. Accordingly, actual rebates paid may differ from estimated amounts recorded in the accompanying consolidated financial statements. The Company did not provide sales rebates before the fourth quarter of 2023.
Sales Returns
The Company offers a 90-day right of return to customers in the U.S. and Canada from the date of shipment of its insulin pumps, provided a physician’s confirmation of the medical reason for the return is received. Estimated allowances for sales returns are based on historical returned quantities as compared to pump shipments in those same periods of return, adjusted for known or expected changes in the marketplace when appropriate. The amount recorded in deferred revenue on the Company’s consolidated balance sheets for allowances for sales returns was $0.4 million and $0.5 million at December 31, 2023 and 2022, respectively. Actual product returns have not differed materially from estimated amounts recorded in the accompanying consolidated financial statements.

Warranty Reserve
The Company generally provides a four-year warranty on its insulin pumps to end-user customers and may replace any pumps that do not function as intended in accordance with the product specifications within the warranty period. Additionally, the Company offers a six-month warranty on single-use insulin cartridges and infusion sets. Estimated warranty costs are recorded at the time of shipment, and the Company reevaluates the estimate of the warranty reserve obligation at each reporting period. Warranty costs are estimated primarily based on the current expected product replacement cost and expected replacement rates using historical experience. Insulin pumps returned to the Company may be refurbished and redeployed. Experience has shown that initial data for any given pump version or pump platform may be insufficient; therefore, the Company’s process relies on long-term historical averages until sufficient data are available. As actual experience becomes available, the Company uses the data to update the historical averages. The Company may make further adjustments to the warranty reserve when deemed appropriate, giving additional consideration to revised future expectations of performance based on enhanced hardware components, or new features and capabilities that may become available through Tandem Device Updater. Warranty expense is recorded as a component of cost of sales in the consolidated statements of operations.
The following table provides a reconciliation of the changes in product warranty liabilities for the years ended December 31, 2023, 2022 and 2021 (in thousands):

	Year Ended December 31,
	2023	2022	2021
Balance at beginning of the period	$36,537	$30,401	$22,075
Provision for warranties issued during the period	35,690	32,699	27,604
Settlements made during the period	(32,617)	(25,447)	(18,768)
Decreases in warranty estimates	(2,437)	(1,116)	(510)
Balance at end of the period	$37,173	$36,537	$30,401
As of December 31, 2023 and 2022, total product warranty reserves were included in the following consolidated balance sheet accounts (in thousands):

	December 31, 2023	December 31, 2022
Other current liabilities	$18,135	$17,280
Other long-term liabilities	19,038	19,257
Total warranty reserve	$37,173	$36,537

Stock-Based Compensation
Stock-based compensation cost is measured at the grant date based on the estimated fair value of the award, and the portion that is ultimately expected to vest is recognized as compensation expense over the requisite service period on a straight-line basis. The Company estimates the fair value of stock options issued under the Company’s stock incentive plans, and the fair value of the employees’ purchase rights under the Company’s Employee Stock Purchase Plan (ESPP), using the Black-Scholes option pricing model on the date of grant. The Black-Scholes option pricing model requires the use of assumptions about a number of variables, including stock price volatility, expected term, dividend yield and risk-free interest rate (see Note 8, “Stockholders’ Equity”). The fair value of restricted stock unit (RSU) awards issued under the Company’s stock incentive plans that vest solely based on service, is estimated based on the fair market value of the underlying stock on the date of grant. The fair value of RSU awards that vest based upon the Company’s actual performance relative to predefined performance metrics, and the awardee’s continuing service through the measurement date, is generally estimated based on the fair market value of the underlying stock on the date of grant and the probability that the specified performance criteria will be met. At each reporting period, the Company reassesses the probability of the achievement of such performance metrics. Any expense change resulting from an adjustment in the estimated shares to be released is recorded in the period of adjustment.
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
Net Income (Loss) Per Share
Basic net income (loss) per share is calculated by dividing the net income or loss by the weighted average number of common shares outstanding for the period, without consideration for common stock equivalents. Diluted net income (loss) per share reflects the potential dilution that would occur if securities exercisable for or convertible into common stock were exercised for or converted into common stock. Dilutive common share equivalents are comprised of stock options and unvested RSUs outstanding under the Company’s stock incentive plans, potential awards to be granted pursuant to the ESPP, and common stock warrants, each calculated using the treasury stock method; and shares issuable upon conversion of the convertible senior notes calculated using the if-converted method.
For the years ended December 31, 2023, 2022 and 2021, the numerator and denominator of the diluted net income (loss) per share computation were calculated as follows (in thousands):

	Year Ended December 31,
	2023	2022	2021
Net income (loss) - basic and diluted	$(222,611)	$(94,594)	$15,566

Weighted average shares outstanding - basic	64,969	64,146	63,000
Dilutive common share equivalents:
Options to purchase common stock	—	—	1,129
Unvested restricted stock units	—	—	62
Warrants to purchase common stock	—	—	157
Awards to be granted under the ESPP	—	—	1
Weighted average shares outstanding - diluted	64,969	64,146	64,349
Potentially dilutive securities outstanding and not included in the calculation of diluted net loss per share (because inclusion would be anti-dilutive) are as follows (in thousands, in common stock equivalent shares):

	Year Ended December 31,
	2023	2022	2021
Options to purchase common stock	135	1,138	3,124
Unvested restricted stock units	2,089	1,118	—
Warrants to purchase common stock	194	194	1
Awards granted under the ESPP	14	8	—
Convertible senior notes (if-converted)	2,554	2,554	2,554
	4,986	5,012	5,679
3. Short-Term Investments
The Company invests in marketable securities primarily consisting of debt instruments of the U.S. Government, U.S. Government-sponsored enterprises, and financial institutions and corporations with strong credit ratings. The following represents a summary of the estimated fair value of short-term investments at December 31, 2023 and 2022 (in thousands):

At December 31, 2023	Amortized Cost	Gross Unrealized Gain	Gross Unrealized Loss	Estimated Fair Value
Available-for-sale securities:
U.S. Government-sponsored enterprises	$181,851	$518	$(215)	$182,154
U.S. Treasury securities	114,714	318	(28)	115,004
Commercial paper	72,505	33	(27)	72,511
Corporate debt securities	39,225	156	(6)	39,375
Total	$408,295	$1,025	$(276)	$409,044

At December 31, 2022	Amortized Cost	Gross Unrealized Gain	Gross Unrealized Loss	Estimated Fair Value
Available-for-sale securities:
U.S. Government-sponsored enterprises	$100,602	$21	$(615)	$100,008
U.S. Treasury securities	213,105	3	(1,947)	211,161
Commercial paper	112,812	6	(208)	112,610
Corporate debt securities	18,218	—	(104)	18,114
Supranational bonds	2,504	—	(13)	2,491
Total	$447,241	$30	$(2,887)	$444,384

The contractual maturities of available-for-sale debt securities as of December 31, 2023, were as follows (in thousands):

	Years to Maturity
At December 31, 2023	Within One Year	One to Two Years	Two to Three Years	Estimated Fair Value
U.S. Government-sponsored enterprises	$86,875	$56,647	$38,632	$182,154
U.S. Treasury securities	74,214	40,790	—	115,004
Commercial paper	72,511	—	—	72,511
Corporate debt securities	12,620	26,755	—	39,375
Total	$246,220	$124,192	$38,632	$409,044

The Company has classified all marketable securities, regardless of maturity, as short-term investments based upon the Company’s ability and intent to use any of those marketable securities to satisfy the Company’s liquidity requirements.
The Company reviews the portfolio of available-for-sale debt securities quarterly to determine if any investment is impaired due to changes in credit risk or other potential valuation concerns. Unrealized losses on available-for-sale debt securities at December 31, 2023 were primarily due to an increase in market interest rates after certain debt securities were purchased. The Company does not intend to sell the available-for-sale debt securities that are in an unrealized loss position, and it is not more likely than not that the Company will be required to sell these debt securities before recovery of their amortized cost bases, which may be at maturity. Based on the credit quality of the available-for-sale debt securities in an unrealized loss position, and the Company’s estimates of future cash flows to be collected from those securities, the Company believes the unrealized losses are not credit losses. Accordingly, the Company did not record an allowance for credit losses related to its available-for-sale debt securities at December 31, 2023 and 2022.

4. Composition of Certain Financial Statement Items
Accounts Receivable
Accounts receivable, net consisted of the following at December 31, 2023 and 2022 (in thousands):

	December 31,	December 31,
	2023	2022
Accounts receivable	$110,453	$119,044
Less: allowance for credit losses	(4,898)	(4,327)
Accounts receivable, net	$105,555	$114,717

Allowance for Credit Losses
The following table provides a reconciliation of the changes in the allowance for estimated accounts receivable credit losses for the years ended December 31, 2023, 2022 and 2021 (in thousands):

	Year Ended December 31,
	2023	2022	2021
Balance at beginning of the period	$4,327	$4,249	$3,857
Provision for expected credit losses	5,540	4,782	2,333
Write-offs and adjustments, net of recoveries	(4,969)	(4,704)	(1,941)
Balance at end of the period	$4,898	$4,327	$4,249

Inventories
Inventories consisted of the following at December 31, 2023 and 2022 (in thousands):

	December 31,
	2023	2022
Raw materials	$42,783	$39,207
Work-in-process	44,026	18,571
Finished goods	71,128	53,339
Total inventories	$157,937	$111,117

Property and Equipment
Property and equipment, net consisted of the following at December 31, 2023 and 2022 (in thousands):

	December 31,
	2023	2022
Leasehold improvements	$37,565	$35,828
Office furniture and equipment	11,842	13,772
Computer equipment and software	10,340	12,330
Manufacturing and scientific equipment	69,589	62,797
Total cost	129,336	124,727
Less: accumulated depreciation and amortization	(52,794)	(56,175)
Total property and equipment, net	$76,542	$68,552
Depreciation and amortization expense related to property and equipment was $13.8 million, $12.3 million, and $11.7 million for the years ended December 31, 2023, 2022 and 2021, respectively.
Intangible Assets Subject to Amortization
Intangible assets subject to amortization consist of technology-based intangibles related to the Company’s acquisition of Sugarmate, as well as patents purchased or licensed that are related to the Company’s commercialized products. Intangible assets at December 31, 2023 and 2022, which were included in other long-term assets on the consolidated balance sheets, were as follows (in thousands):

	December 31,
	2023	2022
Intangible assets, gross amount	$12,502	$12,502
Accumulated amortization	(9,726)	(7,875)
Intangible assets, net	$2,776	$4,627
Weighted average remaining amortization period (in months)	18	30
Amortization expense related to intangible assets subject to amortization amounted to $1.9 million, $2.0 million and $2.2 million for the years ended December 31, 2023, 2022 and 2021, respectively. The amortization expense is recorded in cost of sales and selling, general and administrative expense in the consolidated statement of operations. The estimated aggregate future amortization expense is $1.9 million for 2024, and the remaining $0.9 million in 2025, all of which will be recorded in selling, general and administrative expense in the consolidated statement of operations.

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
The following table presents information about the Company’s financial assets and liabilities measured at fair value on a recurring basis as of December 31, 2023 and 2022, and indicates the fair value hierarchy of the valuation techniques used by the Company to determine such fair value (in thousands):

	Fair Value Measurements at December 31, 2023
	Total	Level 1	Level 2	Level 3
Assets
Cash equivalents(1)	$48,033	$48,033	$—	$—
U.S. Government-sponsored enterprises	182,154	—	182,154	—
U.S. Treasury securities	115,004	115,004	—	—
Commercial paper	72,511	—	72,511	—
Corporate debt securities	39,375	—	39,375	—
Total assets	$457,077	$163,037	$294,040	$—

	Fair Value Measurements at December 31, 2022
	Total	Level 1	Level 2	Level 3
Assets
Cash equivalents(1)	$150,742	$150,742	$—	$—
U.S. Government-sponsored enterprises	100,008	—	100,008	—
U.S. Treasury securities	211,161	211,161	—	—
Commercial paper	112,610	—	112,610	—
Corporate debt securities	18,114	—	18,114	—
Supranational bonds	2,491	—	2,491	—
Total assets	$595,126	$361,903	$233,223	$—
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

6. Leases
The Company's leases consist of operating leases for general office space, research and development, manufacturing and warehouse facilities, and equipment. These noncancellable operating leases have initial lease terms from two years to thirteen years. Leases with an initial term of 12 months or less (Short-term Lease) are expensed as incurred, and are not recorded as right-of-use leased assets and lease liabilities on the Company’s consolidated balance sheets. The Company is required to recognize operating lease right-of-use assets and liabilities, and begin recording lease expense when the Company takes possession of the leased property (Commencement Date). The Company recognizes lease expense for these leases on a straight-line basis over the lease term. Because the Company’s leases do not provide an implicit interest rate, the Company uses its incremental borrowing rate based on the information available at the lease Commencement Date to determine the operating lease right-of-use assets and liabilities based on the present value of future lease payments over the lease term.
Certain leases include an option to renew, with renewal terms that can extend the lease term for additional periods. The exercise of lease renewal options is at the Company’s sole discretion. For renewal options that are reasonably certain at the lease Commencement Date of being exercised, the Company includes the renewal option period in the lease term.
Headquarters Lease
In September 2021, the Company entered into a lease agreement for 181,949 square feet of general administrative, laboratory, and research and development office space (the Premises) located on High Bluff Drive in San Diego, California (Headquarters Lease). Possession of the Premises will be tendered to the Company by the landlord in two phases, with Phase I consisting of 143,850 rentable square feet, and Phase II consisting of 38,099 rentable square feet. The Headquarters Lease also includes a first right of offer with respect to an additional 16,154 rentable square feet of general office space at December 31, 2023, should the space become available.
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
In December 2023, the Company entered into an agreement to sublease the Phase II portion of the Premises under its Headquarters Lease from January 2025 through March 2029. Future minimum payments for base rent due under Phase II of the Headquarters Lease, net of sublease rent, are estimated to be $2.2 million in total for 2025 through 2028, and $23.2 million in total for 2029 through 2035.
Operating Lease Termination and Impairment Charges
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

During the second quarter of 2023, in connection with permanently ceasing use of the Vista Sorrento facility, the Company recorded a $14.1 million impairment charge as the carrying amount of the assets related to the Vista Sorrento Lease exceeded its fair value based on the Company’s estimate of future discounted cash flows related to the leased facility. Estimates used to determine the present value of future cash flows over the remaining lease term included projected sublease income and a discount rate. The $14.1 million charge was comprised of an $11.2 million impairment of operating lease right-of-use assets and a $2.9 million write-off of fixed assets consisting primarily of leasehold improvements, and was recorded as a component of selling, general and administrative expenses in the consolidated statement of operations.
During the fourth quarter of 2022, the Company recorded $12.4 million of lease termination and impairment charges primarily related to its customer and technical support office space in Boise, Idaho. The $12.4 million charge consisted of a $6.7 million loss on disposal of fixed assets, including leasehold improvements, furniture and fixtures, $3.8 million net loss on lease termination, and $1.9 million impairment of operating lease right-of-use assets, and was recorded as a component of selling, general and administrative expenses in the consolidated statement of operations.
Lease Costs
The Company’s lease costs recorded in the consolidated statements of operations were as follows (in thousands):

	Year Ended December 31,
	2023	2022	2021
Operating lease cost	$15,971	$18,432	$8,627
Short-term lease cost	108	142	90
Loss on lease termination and right-of-use asset impairment charges	11,224	5,699	—
Total lease cost	$27,303	$24,273	$8,717
Lease Liabilities
Maturities of operating lease liabilities at December 31, 2023 were as follows (in thousands):

Years Ending December 31,
2024	$17,065
2025	17,023
2026	17,068
2027	17,333
2028	13,840
Thereafter	90,004
Total undiscounted lease payments	172,333
Less: amount representing interest	(41,701)
Present value of operating lease liabilities	130,632
Less: current portion of operating lease liabilities	(17,060)
Operating lease liabilities - long-term	$113,572
The weighted-average remaining lease term and weighted-average discount rate for operating leases were as follows:

	December 31, 2023	December 31, 2022
Weighted-average remaining lease term (in years)	10.2	10.8
Weighted-average discount rate used to determine operating lease liabilities	5.4%	5.3%
Lease Payments
Cash paid for amounts included in the measurement of lease liabilities, representing operating cash flows, were as follows (in thousands):

	Year Ended December 31,
	2023	2022	2021
Operating lease payments	$13,864	$11,960	$9,462
Operating lease termination payments	—	4,769	—
Total cash payments	$13,864	$16,729	$9,462
Leases For Which Accounting Has Not Yet Commenced
As of December 31, 2023, the Phase II Commencement Date for the Headquarters Lease had not yet occurred. Accordingly, the consolidated balance sheet at December 31, 2023 does not include operating lease right-of-use assets and operating lease liabilities, and the consolidated statements of operations for the years ended December 31, 2023, 2022 and 2021 do not include any lease costs, related to Phase II of the Headquarters Lease. In addition, the above disclosures of the Company’s lease costs, maturities of operating lease liabilities, weighted-average remaining lease term, and weighted-average discount rate do not include any amounts related to Phase II of the Headquarters Lease. Because the incremental borrowing rate will not be available until the Phase II Commencement Date, which is currently estimated to occur in the first quarter of 2025, we are not yet able to determine the Phase II operating lease right-of-use assets and liabilities.

7. Debt

Convertible Senior Notes
In May 2020, the Company completed an offering of $287.5 million aggregate principal amount of unsecured Convertible Senior Notes with a stated interest rate of 1.50% and a maturity date of May 1, 2025 (Notes). The proceeds from the issuance of the Notes were $244.6 million, net of debt issuance costs and cash used to pay the cost of the capped call transactions (Capped Call Transactions) discussed below.
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

•if the Company calls any or all of the Notes for redemption, at any time before the close of business on the scheduled trading day immediately preceding the redemption date; or

•on the occurrence of specified corporate events.

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
In accounting for the issuance of the Notes in 2020, the Company separated the Notes into liability and equity components. The carrying amount of the liability component was calculated by measuring the fair value of similar debt instruments, which do not have an associated convertible feature. The carrying amount of the equity component representing the conversion option for the Notes was recorded as a debt discount, which was being amortized to interest expense. On January 1, 2021, the Company early adopted ASU No. 2020-06, Accounting for Convertible Instruments and Contracts in an Entity’s Own Equity, which is intended to simplify the accounting for convertible instruments. The Company adopted the new standard using the modified retrospective method, and accordingly, recorded a net reduction to accumulated deficit of $9.0 million, a decrease to additional paid-in capital of $85.8 million, and an increase to convertible senior notes, net - long-term of $76.8 million to reflect the impact of the accounting change. Beginning January 1, 2021, the Notes have been accounted for as a single liability measured at amortized cost, as no other embedded features require bifurcation and recognition as derivatives.
The net carrying amount of the Notes on the consolidated balance sheets consisted of the following (in thousands):

	December 31, 2023	December 31, 2022
Principal amount	$287,500	$287,500
Unamortized debt issuance costs	(2,465)	(4,268)
Net carrying amount	$285,035	$283,232
The Notes will have a dilutive effect to the extent the average market price per share of common stock for a given reporting period exceeds the conversion price of $112.57. As of December 31, 2023 and 2022, the if-converted value of the Notes did not exceed the principal amount.
As of December 31, 2023, the unamortized debt issuance costs of $2.5 million associated with the Notes will be amortized to interest expense, at an effective interest rate of 2.2% over the remaining period of approximately 1.3 years.
In October 2023, the Company was notified that additional interest beyond the 1.50% per annum had been accruing on the Notes since May 2021, pursuant to the terms of the indenture. This additional interest continued to accrue at a rate of 0.50% per annum on the outstanding principal amount of the Notes until November 2, 2023. The overdue unpaid interest itself accrued interest at a rate of 2.50% per annum. The Company paid all overdue amounts related to this matter in November 2023.

The following table details interest expense related to the Notes recognized for the years ended December 31, 2023, 2022 and 2021 (in thousands):

	Year Ended December 31,
	2023	2022	2021
Contractual interest expense(1)	$7,565	$4,313	$4,313
Amortization of debt issuance costs	1,803	1,896	1,727
Total interest expense	$9,368	$6,209	$6,040
(1) Contractual interest expense for the year ended December 31, 2023 includes $3.3 million of additional interest as discussed above.

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

Line of Credit

In the second quarter of 2022, the Company entered into a three-year Revolving Line of Credit Agreement that provided the Company with a maximum principal borrowing amount of $100.0 million (Line of Credit), reduced by any letters of credit issued and outstanding under a $15.0 million letter of credit sub-limit. On August 2, 2023, the Revolving Line of Credit Agreement was amended to reduce the maximum principal borrowing amount to $50.0 million for the remainder of the term, limited to a percentage of eligible accounts receivable during the third quarter of 2023.

The Company terminated the Revolving Line of Credit Agreement in January 2024, with no borrowings made thereunder.
Promissory Note Payable
In connection with the acquisition of Capillary Biomedical, Inc. (see Note 12, “Acquisitions”), the Company assumed a $4.7 million promissory note payable. The promissory note accrues interest at the rate of 5.0% per year, and becomes due and payable upon the first sale or license of the commercialized product. At December 31, 2023 and 2022, the loan balance of $4.7 million was included as a component of other long-term liabilities on the consolidated balance sheets.
8. Stockholders’ Equity
Shares Reserved for Future Issuance
The following shares of the Company's common stock were reserved for future issuance at December 31, 2023 (in thousands):

Shares reserved for issuance upon conversion of Convertible Senior Notes	2,554
Shares underlying outstanding warrants	194
Shares underlying outstanding stock options	3,896
Shares underlying unvested restricted stock units	3,176
Shares authorized for issuance pursuant to awards granted under the ESPP	454
Shares authorized for future equity award grants	702
Total	10,976

Common Stock Warrants

Warrants outstanding to purchase shares of the Company's common stock as of December 31, 2023 were as follows:

Issue Date	Exercise Price Per Share	Warrants Outstanding	Expiration Date of Warrants Outstanding
March 2017	$23.50	193,788	March 2027
Each warrant allows the holder to purchase one share of common stock at the per share exercise price of the warrant.
Stock Incentive Plans
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
Stock Options
The maximum term of stock options granted under the Company’s active plans is ten years. Stock options have an exercise price equal to the closing price of the Company's common stock on the applicable award date. Stock options granted before the second quarter of 2022 generally vest over a four-year period as to 25% of the underlying shares on the first anniversary of the grant date, with the balance of the options vesting monthly over the following three years. Stock options granted during the second quarter of 2022 and thereafter vest over a three-year period as to 33% of the underlying shares on the first anniversary of the grant date, with the balance of the options vesting monthly over the following two years.
The following table summarizes stock option activities under the Company’s stock incentive plans:

	Total Stock Options	Weighted- Average Exercise Price Per Share	Weighted- Average Remaining Contractual Life (in years)	Aggregate Intrinsic Value (in thousands)
Outstanding at December 31, 2020	5,803,505	$52.08	7.90	$268,649
Granted	355,008	$86.68
Exercised	(1,128,791)	$37.05		$86,149
Canceled/forfeited/expired	(214,876)	$76.29		$6,963
Outstanding at December 31, 2021	4,814,846	$57.08	7.07	$452,081
Granted	83,008	$65.28
Exercised	(280,275)	$32.58		$13,473
Canceled/forfeited/expired	(175,266)	$77.93		$2,143
Outstanding at December 31, 2022	4,442,313	$57.95	6.12	$30,236
Granted	—	$—
Exercised	(72,536)	$17.86		$1,400
Canceled/forfeited/expired	(473,773)	$90.14		$95
Outstanding at December 31, 2023	3,896,004	$54.79	5.30	$11,703
Vested and expected to vest at December 31, 2023	3,890,496	$54.75	5.30	$11,703
Exercisable at December 31, 2023	3,675,678	$53.11	5.19	$11,703

Restricted Stock Units
Restricted stock units (RSUs) have a grant value equal to the closing price of the Company’s common stock on the award date. RSUs granted before March 2022 generally vest over a four-year period based only on continuous service as to 25% of the underlying shares on the first anniversary of the award, with the balance of the RSUs vesting quarterly over the following three years. RSUs granted in March 2022 and thereafter generally vest over a three-year period based on continuous service to the Company as to 33% of the underlying shares on the first anniversary of the award, with the balance of the RSUs vesting quarterly over the following two years. In addition, the Company granted 110,074, 53,662 and 25,674 performance-based RSUs during the years ended December 31, 2023, 2022 and 2021, respectively. The Company estimated the fair value of performance-based RSUs at the date of grant using the intrinsic value method and the probability that the specified performance metrics will be met. These awards vest upon the Company’s actual performance relative to predefined performance metrics and subject to the awardee’s continuous service through the respective December 31, 2024 and 2025 measurement dates as defined in the award agreements. For certain performance-based RSUs with market-based criteria, the Company used a Monte Carlo methodology to estimate the fair value at the date of grant.
The following table summarizes RSU activities, which includes performance-based RSUs, for the Company’s stock incentive plans:

	Total RSUs	Weighted-Average Grant Date Fair Value	Aggregate Intrinsic Value (in thousands)
Unvested awards outstanding at December 31, 2020	132,802	$82.82	$12,706
Granted	564,034	$96.37
Vested	(53,957)	$82.74
Canceled/forfeited	(32,148)	$87.21
Unvested awards outstanding at December 31, 2021	610,731	$95.08	$91,927
Granted	1,542,859	$67.09
Vested	(202,215)	$91.99
Canceled/forfeited	(117,543)	$84.20
Unvested awards outstanding at December 31, 2022	1,833,832	$72.57	$82,431
Granted	2,359,907	$28.13
Vested	(735,155)	$73.17
Canceled/forfeited	(282,425)	$59.17
Unvested awards outstanding at December 31, 2023	3,176,159	$40.61	$93,951
Awards expected to vest at December 31, 2023	3,088,745	$40.50	$91,365
The aggregate fair value of RSUs that vested during the years ended December 31, 2023, 2022 and 2021 was $21.2 million, $12.7 million, and $5.1 million, respectively, which represents the market value of the Company’s common stock on the date the RSUs vested. The number of RSUs vested includes shares of common stock the Company withheld on behalf of employees to satisfy the minimum statutory tax withholding requirements. RSUs that are expected to vest are net of estimated future forfeitures.
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
During the years ended December 31, 2023, 2022 and 2021, 499,431, 262,936 and 172,694 shares of our common stock, respectively, were purchased under the ESPP for proceeds of $10.7 million, $12.7 million and $11.1 million, respectively.

Stock-Based Compensation
The following table summarizes the allocation of stock-based compensation expense included in the consolidated statements of operations for all stock-based compensation arrangements (in thousands):

	Year Ended December 31,
	2023	2022	2021
Cost of sales	$6,212	$7,685	$6,434
Selling, general and administrative	56,304	57,196	43,567
Research and development	25,561	20,037	10,751
Total stock-based compensation expense	$88,077	$84,918	$60,752
The total stock-based compensation expense capitalized as part of the cost of the Company’s inventories was $2.0 million at December 31, 2023, and $1.1 million at December 31, 2022.
At December 31, 2023, the total unamortized stock-based compensation expense of approximately $116.7 million will be recognized over the remaining weighted average vesting term of approximately 1.9 years.
The Company estimates the fair value of stock options using the Black-Scholes option pricing model on the grant date. The assumptions used in the Black-Scholes option pricing model were as follows:

		Stock Options
	Year Ended December 31,
	2023	2022	2021
Weighted average grant date fair value (per share)	N/A	$42.16	$56.89
Risk-free interest rate	N/A	2.7%	1.0%
Dividend yield	N/A	0.0%	0.0%
Expected volatility	N/A	72.0%	75.1%
Expected term (in years)	N/A	5.8	6.1
The Company records stock-based compensation expense associated with the ESPP using the Black-Scholes option pricing model. Valuations are performed on the grant date at the beginning of the purchase period, which generally occurs in May and November of each year. The assumptions used in the Black-Scholes option pricing model for the ESPP were as follows:

		ESPP
	Year Ended December 31,
	2023	2022	2021
Weighted average grant date fair value (per share)	$10.35	$21.89	$38.19
Risk-free interest rate	4.9%	3.4%	0.2%
Dividend yield	0.0%	0.0%	0.0%
Expected volatility	63.9%	56.9%	44.2%
Expected term (in years)	1.3	1.3	1.3

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
9. Employee Benefits
Employee 401(k) Plan
The Company has a defined contribution 401(k) plan for employees in the United States who are at least 18 years of age. Employees are eligible to participate in the plan beginning on the first day of the calendar month following their date of hire. Unless they affirmatively elect otherwise, employees are automatically enrolled in the plan following 30 days from date of rehire or entry date. Under the terms of the plan, employees may make voluntary contributions as a percent of compensation and the Company may elect to match a discretionary percentage of employee contributions. The total cost recognized by the Company for the 401(k) plan was $4.2 million and $4.2 million, respectively, for the years ended December 31, 2023 and 2022. The Company did not provide a matching contribution prior to 2022.
10. Income Taxes
The income (loss) before provision for income taxes for the Company’s operations was as follows (in thousands):

	Year Ended December 31,
	2023	2022	2021
United States	$(135,411)	$(94,033)	$15,211
Foreign	(84,843)	1,181	690
Income (loss) before provision for income taxes	$(220,254)	$(92,852)	$15,901
The components of income tax expense were as follows (in thousands):

	Year Ended December 31,
	2023	2022	2021
Current:
Federal	$308	$216	$—
State	345	1,228	174
Foreign	1,704	298	161
Total current tax expense	2,357	1,742	335
Deferred:
Federal	—	—	—
State	—	—	—
Foreign	—	—	—
Total deferred income tax benefit	—	—	—
Income tax expense	$2,357	$1,742	$335

The expense for income taxes reconciles to the amount computed by applying the federal statutory rate to loss before taxes as follows (in thousands):

	Year Ended December 31,
	2023	2022	2021
Income tax expense (benefit) at federal statutory rate (1)	$(46,253)	$(19,499)	$3,339
State income tax, net of federal benefit	(1,313)	(926)	(254)
Warrants revaluation	—	(31)	356
Research and development credits	(6,283)	(6,263)	(5,703)
Section 382 limitation	(5)	—	(97)
Stock-based compensation	14,904	2,282	(7,609)
Officers' compensation	1,547	2,931	4,024
Recognition of acquired deferred tax assets	(5,048)	—	—
Acquired IPR&D expenses	14,938	6,518	—
Other	1,074	962	124
Change in valuation allowance	28,796	15,768	6,155
Income tax expense	$2,357	$1,742	$335
(1)For the years ended December 31, 2023, 2022 and 2021, the federal statutory tax rate was 21%.
Significant components of the Company’s net deferred income tax assets at December 31, 2023 and 2022 are shown in the table below (in thousands). The Company assesses all available positive and negative evidence to estimate whether sufficient future taxable income will be generated to permit use of the existing deferred tax assets. A significant piece of objective negative evidence evaluated was the cumulative book loss incurred over the three-year period ended December 31, 2023. Such objective evidence limits the ability to consider other subjective evidence, such as projections for future growth. On the basis of this analysis, a valuation allowance of $190.7 million and $162.7 million at December 31, 2023 and 2022, respectively, was recorded to offset the net deferred tax asset as realization of such asset is uncertain. However, the amount of the deferred tax asset considered realizable could be adjusted if estimates of future taxable income during the carryforward period are increased, or if objective negative evidence in the form of cumulative losses is no longer present and additional weight is given to subjective evidence such as the Company’s projections for future growth.

	December 31,
	2023	2022
Deferred tax assets:
Net operating loss (NOL) carryforwards	$54,802	$54,598
Research and development tax credits carryforwards	27,516	22,400
Capitalized research and development expenses	52,875	29,760
Accrued compensation	32,097	34,378
Lease liabilities	31,037	32,738
Other	20,778	20,927
Total deferred tax assets	219,105	194,801
Deferred tax liabilities:
Operating lease right-of-use assets	(20,869)	(26,505)
Fixed assets	(6,916)	(4,467)
Other	(656)	(1,103)
Total deferred tax liabilities	(28,441)	(32,075)
Less valuation allowance	(190,664)	(162,726)
Net deferred tax assets	$—	$—

As of December 31, 2023, the Company had accumulated federal and state NOL carryforwards of approximately $168.0 million, and $262.4 million, respectively. Of the total federal net operating loss carryforwards, approximately $78.4 million were generated after January 1, 2018, and therefore do not expire. NOL generated after January 1, 2018, is subject to 80% limitation in accordance with the Tax Cuts and Jobs Act of 2017. The remaining federal net operating loss carryforwards of $89.6 million will begin to expire in 2033, and state tax loss carryforwards continue to expire in 2024, unless previously utilized. The remaining California NOL carryforwards of $177.6 million will begin expiring in 2031. The Company had approximately $19.9 million of foreign tax loss carryforwards as of December 31, 2023. The foreign tax loss carryforwards begin to expire in 2024, unless previously utilized.
The Company also has federal and California research credit carryforwards of approximately $24.2 million and $24.2 million, respectively, as of December 31, 2023. The federal research credit carryforwards will begin expiring in 2039, unless previously utilized. The California research credit will carry forward indefinitely.
Utilization of the Company's net operating loss and research credit carryforwards may be subject to a substantial annual limitation due to ownership change limitations provided by Section 382 of the Internal Revenue Code of 1986, as amended, and similar state provisions. The annual limitations may result in the expiration of net operating loss carryforwards before utilization. The Company has completed analyses through December 31, 2022 to determine whether its net operating losses and credits are likely to be limited by Section 382. Based on this study, the Company determined that an ownership change, as defined under Section 382, occurred in 2018 and the resulting limitation significantly reduced the Company’s ability to utilize its net operating loss and credit carryovers before they expire. As a result, in 2019 the Company reduced its deferred tax assets for the net operating loss and research credit carryforwards that were projected to expire unused with a corresponding offset to the valuation allowance recorded against such assets. Additionally, future ownership changes under Section 382 may also limit the Company's ability to fully utilize any remaining tax benefits.
In 2022, as part of the Capillary Biomedical, Inc. transaction, the Company acquired deferred tax assets consisting of federal and state net operation loss carryovers, research tax credit carryovers, and other tax attributes of approximately $7.8 million. These deferred tax assets are subject to limitations on future use under Section 382 and some of the attributes may expire unused. The Company completed an analysis under Section 382. As a result, the Company recognized deferred tax assets, net of contra reserve, of approximately $5.0 million in 2023. The Company included these deferred tax assets in its components of deferred tax assets in the table above, to the extent that such deferred tax assets are available for future utilization, and the balances are fully offset by valuation allowance as of December 31, 2023.
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
The following table summarizes the activity related to the Company’s gross unrecognized tax benefits at the beginning and end of the years ended December 31, 2023, 2022 and 2021 (in thousands):

	Year Ended December 31,
	2023	2022	2021
Gross unrecognized tax benefits at the beginning of the year	$16,986	$13,589	$10,107
Increases related to current year positions	3,961	3,403	3,482
Increases (decreases) related to prior year positions	580	(6)	—
Gross unrecognized tax benefits at the end of the year	$21,527	$16,986	$13,589
As of December 31, 2023 and December 31, 2022, the Company had $19.2 million and $15.0 million of unrecognized tax benefits, respectively, that, if recognized and realized would impact the effective tax rate, subject to the valuation allowance.

The Company’s practice is to recognize interest and penalties related to income tax matters in income tax expense. The Company had no accrual for interest and penalties on the Company’s consolidated balance sheets and has not recognized interest and penalties in the consolidated statements of operations for the years ended December 31, 2023, 2022 and 2021. The Company does not expect any significant increases or decreases, other than the potential reduction as a result of the Section 382 limitation, to its unrecognized tax benefits within the next 12 months.
The Company is subject to taxation in the United States and various foreign and state jurisdictions. Before 2018, the losses were all attributable to the United States. The Company’s tax years from 2006 (inception) are subject to examination by the United States and state authorities due to the carry forward of unutilized NOLs and research and development credits.

11. Business Segment and Geographic Information
Segment Reporting
Operating segments are identified as components of an enterprise about which discrete financial information is available for evaluation by the chief operating decision-maker (CODM) in making decisions regarding resource allocation and assessing performance. The Company is organized based on its current product portfolio, which consists primarily of insulin pumps, single-use insulin cartridges and infusion sets for the storage and delivery of insulin. The Company views its operations and manages its business as one segment and a single reporting unit because key operating decisions and resource allocations are made by the CODM using consolidated financial data.
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
Revenues by Geographic Region and Customer Sales Channel
During the years ended December 31, 2023, 2022 and 2021, no individual country outside the United States generated revenue that represented more than 10% of total revenue. The table below sets forth revenues for the Company’s two primary geographical markets, based on the geographic location to which its products are shipped (in thousands):

	Year Ended December 31,
	2023	2022	2021
United States	$554,878	$588,765	$524,907
Outside the United States	192,840	212,452	177,892
Total Sales	$747,718	$801,217	$702,799
Sales to distributors accounted for 64%, 65%, and 67% of the Company’s total United States sales for the years ended December 31, 2023, 2022 and 2021, respectively. Sales to distributors accounted for 99%, 96%, and 95% of the Company’s total sales outside the United States for the years ended December 31, 2023, 2022 and 2021, respectively.
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

On January 19, 2023, the Company completed the acquisition of AMF Medical under the terms of the Purchase Agreement. The total aggregate consideration for the Transaction includes a previous strategic investment of Swiss Francs (CHF) 8.0 million made in the third quarter of 2022, a cash payment of CHF 62.4 million paid at the closing of the Transaction, and additional contingent earnout payments of up to CHF 129.6 million. The contingent earnout payments become payable upon the achievement of certain milestones, and are comprised of a payment of up to CHF 38.4 million upon the successful completion of key development milestones over the two years following the closing date of the Transaction, and a payment of up to CHF 91.2 million upon obtaining regulatory clearance from the United States Food and Drug Administration of an automated controller enabled (ACE) pump. The contingent consideration will be recognized as each contingency is resolved and the respective consideration is paid or becomes payable. As of December 31, 2023, the contingencies related to the earnout milestones were not yet resolved and, therefore, the related amounts were not included in the fair value of the asset acquired and were not recognized as a liability on the consolidated balance sheet at December 31, 2023. The Company funded the initial closing payment using existing cash balances. As of December 31, 2022, the previous strategic investment was included as a component of other long-term assets on the consolidated balance sheet (see Note 2, “Summary of Significant Accounting Policies”).
The transaction was accounted for as an asset acquisition as substantially all the value of the gross assets was concentrated in a single asset. The Company recorded a $78.8 million charge in 2023 representing the value of acquired in-process research and development assets with no alternative future use, and acquisition related expenses, on its consolidated statements of operations in acquired in-process research and development expenses. The Company’s results of operations for the year ended December 31, 2023 included the operating results of AMF Medical since the date of acquisition.

Capillary Biomedical Acquisition
On July 21, 2022, the Company acquired Capillary Biomedical, Inc. (Capillary Biomedical), an infusion set developer, for total cash consideration of $24.7 million, and the assumption of $4.7 million of long-term debt (see Note 7, “Debt”). Capillary Biomedical’s extended-wear infusion set technology is currently in development and is not yet commercially available. The Company funded the purchase price using existing cash balances.
The transaction was accounted for as an asset acquisition as substantially all the value of the gross assets was concentrated in a single asset. The Company recorded a $31.0 million charge in 2022 representing the value of acquired in-process research and development assets with no alternative future use, and acquisition related expenses, on its consolidated statements of operations in acquired in-process research and development expenses.
13. Commitments and Contingencies
Legal and Regulatory Matters
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
From time to time, the Company is involved in various other legal proceedings, regulatory matters, and other disputes or claims arising from or related to claims incident to the normal course of the Company’s business activities, including actions with respect to intellectual property, data privacy, employment, regulatory, product liability and contractual matters. Although the results of such legal proceedings and claims cannot be predicted with certainty, as of December 31, 2023 the Company believes it is not currently a party to any legal proceedings, regulatory matters, or other disputes or claims for which a material loss was considered probable or for which the amount (or range) of loss was reasonably estimable. However, regardless of the merit of the claims raised or the outcome, legal proceedings may have an adverse impact on the Company as a result of defense and settlement costs, diversion of management time and resources, and other factors.

Letters of Credit
In connection with one of the Company’s operating leases (see Note 6, “Leases”), the Company has a $4.9 million unsecured irrevocable standby letter of credit arrangement with a bank, under which the landlord of the building is the beneficiary. The Company is required to maintain the standby letter of credit throughout the term of the lease, which expires in April 2035.
Purchase Obligations
The Company has agreements with suppliers and other parties to purchase inventory, other goods and services and long-lived assets. Product inventory obligations consist primarily of purchase order commitments for raw materials used in the production of insulin pumps and cartridges, and finished goods infusion sets. Cancellation of outstanding purchase orders is generally allowed under the standard terms of our purchase order agreements, but may require payment of costs incurred through the date of cancellation. At December 31, 2023, obligations under our purchase agreements totaled approximately $189.2 million, of which approximately $181.5 million is scheduled to be received and become payable within one-year.
14. Fourth Quarter Financial Data (Unaudited)
The financial information for the three months ended December 31, 2023 and 2022 presented in the following table reflects all normal recurring adjustments that are, in the opinion of management, necessary for a fair statement of the results of the interim periods (in thousands, except per share data):

	For the Quarter Ended
	December 31, 2023	December 31, 2022
Sales	$196,796	$220,502
Gross profit	$93,295	$115,523
Operating expenses	$128,355	$133,300
Operating loss	$(35,060)	$(17,777)
Net loss	$(30,002)	$(15,852)
Net loss per share, basic and diluted	$(0.46)	$(0.25)
Weighted average shares used to compute basic and diluted net loss per share	65,369	64,384
For the three months ended December 31, 2023 and 2022, there was no difference in the weighted average number of shares used to calculate basic and diluted net loss per share due to the Company’s net loss position for each of the periods presented.
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

As of December 31, 2023, we carried out an evaluation, under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based on this evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective at a reasonable assurance level as of December 31, 2023.

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
As of December 31, 2023, our management assessed the effectiveness of our internal control over financial reporting using the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control-Integrated Framework (2013 Framework) (the COSO criteria). Based on this assessment, our management concluded that, as of December 31, 2023, our internal control over financial reporting was effective.
Ernst & Young LLP, an independent registered public accounting firm, has issued an attestation report on the effectiveness of our internal control over financial reporting as of December 31, 2023 as stated in its report, which is included herein.
Changes in Internal Control over Financial Reporting
There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) during the quarter ended December 31, 2023 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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

Report of Independent Registered Public Accounting Firm
To the Stockholders and the Board of Directors of Tandem Diabetes Care, Inc.
Opinion on Internal Control over Financial Reporting
We have audited Tandem Diabetes Care, Inc.’s internal control over financial reporting as of December 31, 2023, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework), (the COSO criteria). In our opinion, Tandem Diabetes Care, Inc. (the Company) maintained, in all material respects, effective internal control over financial reporting as of December 31, 2023, based on the COSO criteria.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of December 31, 2023 and 2022, the related consolidated statements of operations and comprehensive income (loss), stockholders‘ equity, and cash flows, for each of the three years in the period ended December 31, 2023, and the related notes and our report dated February 21, 2024 expressed an unqualified opinion thereon.
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

/s/ Ernst & Young LLP

San Diego, California
February 21, 2024

Item 9B.    Other Information.
None.

PART III
Item 10.    Directors, Executive Officers and Corporate Governance.
We have adopted a code of business conduct and ethics that applies to our Chief Executive Officer and other senior financial officers (our Chief Financial Officer, Vice President of Finance, Controller and other senior financial officers performing similar functions), which we refer to as the Code of Ethics (Senior Financial Officers). Our Code of Ethics (Senior Financial Officers) is designed to meet the requirements of paragraph (b) of Item 406 of Regulation S-K. We will promptly disclose on our website (i) any amendment to or any waiver (including an implicit waiver) of, our Code of Ethics (Senior Financial Officers) that applies to our principal executive officer, principal financial officer, principal accounting officer or controller or persons performing similar functions, and that relates to any element of the code of ethics definition enumerated in paragraph (b) of Item 406 of Regulation S-K, and (ii) the nature of any such amendment or waiver.

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
The information required by this item that is not set forth above will be set forth in our definitive proxy statement for our 2024 annual meeting of stockholders (the “Proxy Statement”), to be filed with the SEC not later than 120 days after the end of the fiscal year ended December 31, 2023, under the headings “Election of Directors,” “Executive Officers,” “Certain Relationships and Related-Party Transactions,” “Corporate Governance-Director Independence, Agreements and Relationships,” “Legal Proceedings with Directors,” “Corporate Governance,” “Compensation Governance,” “Delinquent Section 16(a) Reports” and is incorporated herein by reference.
Item 11.    Executive Compensation.
The information required by this item will be set forth in the Proxy Statement under the headings “Compensation Discussion and Analysis,” “Executive Compensation Tables,” “Director Compensation,” “Compensation Committee Interlocks and Insider Participation,” and “Compensation Committee Report,” and is incorporated herein by reference.
Item 12.    Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.
The information required by this item will be set forth in the Proxy Statement under the headings “Compensation Governance—Stock Incentive Plans” and “Stock Ownership,” and is incorporated herein by reference.
Item 13.    Certain Relationships and Related Transactions, and Director Independence.
The information required by this item will be set forth in the Proxy Statement under the heading “Corporate Governance—Director Independence, Agreements and Relationships,” and is incorporated herein by reference.
Item 14.    Principal Accountant Fees and Services.
The information required by this item will be set forth in the Proxy Statement under the heading “Appointment of Independent Registered Public Accounting Firm,” and is incorporated herein by reference.

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

3. Exhibits.

		Incorporated by Reference
Exhibit Number	Exhibit Description	Form	File No.	Date of First Filing	Exhibit Number	Provided Herewith
3.1	Amended and Restated Certificate of Incorporation (as amended through August 1, 2023 and currently in effect).	10-Q	001-36189	3-Aug-23	3.1
3.2	Amended and Restated Bylaws (as amended through August 1, 2023 and currently in effect).	10-K	001-36189	3-Aug-23	3.2
4.1	Reference is made to Exhibits 3.1 and 3.2.
4.2	Description of Capital Stock.					X
4.3	Form of Common Stock Certificate.	S-1/A	333-191601	1-Nov-13	4.1
4.4	Form of Warrant to Purchase Stock.	S-1	333-216531	8-Mar-17	4.3
4.5	Indenture dated May 15, 2020 by and between Tandem Diabetes Care, Inc. and U.S. Bank National Association.	8-K	001-36189	15-May-20	4.1
4.6	Form of Global Note, representing Tandem Diabetes Care, Inc.’s 1.50% Convertible Senior Notes due 2025 (included as Exhibit A to the Indenture filed as Exhibit 4.1).	8-K	001-36189	15-May-20	4.1
10.1*	Tandem Diabetes Care, Inc. Amended and Restated 2013 Stock Incentive Plan.	DEF 14A	001-36189	26-Apr-18	Appendix B
10.2*	Tandem Diabetes Care, Inc. Amended and Restated 2013 Stock Incentive Plan.	10-Q	001-36189	30-Jul-2020	10.2
10.3*	Form of Restricted Stock Unit Agreement under the Amended and Restated 2013 Stock Incentive Plan.	10-Q	001-36189	30-Jul-2020	10.1

10.4*	Form of Stock Option Agreement under the Amended and Restated 2013 Stock Incentive Plan.	S-1/A	333-191601	1-Nov-13	10.7
10.5*	Form of Stock Option Agreement under the Amended and Restated 2013 Stock Incentive Plan (Non-Employee Directors).	S-1/A	333-191601	1-Nov-13	10.8
10.6*	Tandem Diabetes Care, Inc. Amended and Restated 2013 Employee Stock Purchase Plan.	DEF 14A	001-36189	26-Apr-18	Appendix C
10.7*	Tandem Diabetes Care, Inc. 2023 Sr. Management Cash Bonus Plan.	10-Q	001-36189	3-May-2023	10.1
10.8	Tandem Diabetes Care, Inc. 2023 Long-Term Incentive Plan.	10-Q	001-36189	3-Aug-2023	10.1
10.9	Form of Restricted Stock Units Agreement under the 2023 Long-Term Incentive Plan.	10-Q	001-36189	3-Aug-2023	10.2
10.10*	Employee Offer Letter, dated January 29, 2013, by and between Tandem Diabetes Care, Inc. and John F. Sheridan.	S-1	333-191601	7-Oct-13	10.13
10.11*	Amended and Restated Employment Severance Agreement, dated November 4, 2013, by and between Tandem Diabetes Care, Inc. and John F. Sheridan.	S-1/A	333-191601	8-Nov-13	10.17
10.12*	Amended and Restated Employment Severance Agreement, dated November 4, 2013, by and between Tandem Diabetes Care, Inc. and Susan M. Morrison.	S-1/A	333-191601	8-Nov-13	10.19
10.13*	Amended and Restated Employment Severance Agreement dated August 2, 2017, by and between Tandem Diabetes Care, Inc. and Leigh Vosseller.	S-1	333-222553	16-Jan-18	10.25
10.14*	Separation Agreement, dated August 18, 2023, by and between Tandem Diabetes Care, Inc. and Brian Hansen.	8-K	001-36189	18-Aug-23	10.1
10.15*	Transition and Consulting Agreement, dated December 1, 2023, by and between the Company and David B. Berger.	8-K	001-36189	11-Dec-23	10.1
10.16*	Form of Indemnification Agreement for Directors and Officers	S-1	333-191601	7-Oct-13	10.11
10.17	Confidential Intellectual Property Agreement, dated July 10, 2012, by and between Tandem Diabetes Care, Inc. and Smiths Medical ASD, Inc.	S-1/A	333-191601	8-Nov-13	10.20
10.18**	Development Agreement, dated June 4, 2015 by and between Tandem Diabetes Care, Inc. and DexCom, Inc.	10-Q/A	001-36189	9-Nov-18	10.5

10.19†	Development Agreement, dated November 20, 2020, by and between Tandem Diabetes Care, Inc. and DexCom, Inc.	10-K	001-36189	24-Feb-21	10.24
10.20†	Commercialization Agreement, dated November 20, 2020, by and between Tandem Diabetes Care, Inc. and DexCom, Inc.	10-K	001-36189	24-Feb-21	10.25
10.21†	License Agreement, dated July 14, 2016, by and between Tandem Diabetes Care, Inc. and TypeZero Technologies, LLC (acquired by DexCom, Inc.).	10-Q	001-36189	30-Apr-2020	10.1
10.22†	Commercialization Agreement, dated January 14, 2022, by and between Tandem Diabetes Care, Inc. and Unomedical A/S.	10-K	001-36189	2-Feb-2022	10.35
10.23	Office Lease dated September 15, 2021 by and between Tandem Diabetes Care, Inc. and Kilroy Realty L.P.	10-Q	001-36189	3-Nov-2021	10.1
10.24†	Share Purchase Agreement by and Between Tandem Diabetes Care, Inc., and AMF Medical.	10-K	001-36189	22-Feb-2023	10.33
10.25	Employee Offer Letter, dated October 31, 2023, by and between Tandem Diabetes Care, Inc. and Mark Novara.					X
21.1	Subsidiaries of the Registrant					X
23.1	Consent of Independent Registered Public Accounting Firm.					X
24.1	Power of Attorney (included on the signature page).					X
31.1	Certification of John F. Sheridan, Chief Executive Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					X
31.2	Certification of Leigh A. Vosseller, Chief Financial Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					X
32.1***	18 U.S.C. Section 1350 Certification by Chief Executive Officer of Tandem Diabetes Care, Inc.					X
32.2***	18 U.S.C. Section 1350 Certification by Chief Financial Officer of Tandem Diabetes Care, Inc.					X
97	Tandem Diabetes Care, Inc. Clawback Policy.					X
101.INS	Inline XBRL Instance Document.					X
101.SCH	Inline XBRL Taxonomy Extension Schema Document.					X
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.					X
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.					X
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.					X

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.	X
104	Cover Page Interactive Data File (embedded within the Inline XBRL document).	X
†    Certain confidential portions of this exhibit have been redacted pursuant to Item 601(b)(10)(iv) of Regulation S-K. The Company has determined that such omitted information is (i) not material, and (ii) is of the type of information that the Company customarily and actually treats as private or confidential.
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
Date: February 21, 2024

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

Signature	Title	Date

/s/ JOHN F. SHERIDAN	President, Chief Executive Officer and Director (Principal Executive Officer)	February 21, 2024
John F. Sheridan

/s/ LEIGH A. VOSSELLER	Executive Vice President, Chief Financial Officer and Treasurer (Principal Financial and Accounting Officer)	February 21, 2024
Leigh A. Vosseller

/s/ DICK P. ALLEN	Director	February 21, 2024
Dick P. Allen

/s/ KIM D. BLICKENSTAFF	Director	February 21, 2024
Kim D. Blickenstaff

/s/ MYOUNGIL CHA	Director	February 21, 2024
Myoungil Cha

/s/ PEYTON R. HOWELL	Director	February 21, 2024
Peyton R. Howell

/s/ JOAO PAULO FALCAO MALAGUEIRA	Director	February 21, 2024
Joao Paulo Falcao Malagueira

/s/ KATHLEEN MCGRODDY-GOETZ	Director	February 21, 2024
Kathleen McGroddy-Goetz

/s/ REBECCA B. ROBERTSON	Chair of the Board	February 21, 2024
Rebecca B. Robertson

/s/ RAJWANT S. SODHI	Director	February 21, 2024
Rajwant S. Sodhi

/s/ CHRISTOPHER J. TWOMEY	Director	February 21, 2024
Christopher J. Twomey