Form 10-Q
period 2024-03-31
TANDEM DIABETES CARE INC
filed 2024-05-02
CIK 1438133

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
____________________________________________________________________________________________
FORM 10-Q
_____________________________________________________________________________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended March 31, 2024
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.   ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No   ☒
As of April 26, 2024, there were 64,589,518 shares of the registrant’s Common Stock outstanding.

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements.

TANDEM DIABETES CARE, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except par value)

	March 31,	December 31,
	2024	2023
Assets	(Unaudited)	(Note 1)
Current assets:
Cash and cash equivalents	$58,979	$58,868
Short-term investments	408,831	409,044
Accounts receivable, net	92,965	105,555
Inventories	153,893	157,937
Prepaid and other current assets	20,525	16,585
Total current assets	735,193	747,989
Property and equipment, net	77,530	76,542
Operating lease right-of-use assets	88,286	87,791
Other long-term assets	40,036	40,336
Total assets	$941,045	$952,658
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$48,143	$49,586
Accrued expenses	10,932	12,726
Employee-related liabilities	41,676	43,430
Operating lease liabilities	17,320	17,060
Deferred revenue	44,562	43,994
Other current liabilities	30,338	28,462
Total current liabilities	192,971	195,258
Convertible senior notes, net - long-term	347,497	285,035
Operating lease liabilities - long-term	112,732	113,572
Deferred revenue - long-term	12,299	13,331
Other long-term liabilities	32,482	31,830
Total liabilities	697,981	639,026
Commitments and contingencies (Note 13)	—	—
Stockholders’ equity:
Common stock, $0.001 par value; 200,000 shares authorized, 64,563 and 65,552 shares issued and outstanding at March 31, 2024 and December 31, 2023, respectively.	65	66
Additional paid-in capital	1,238,449	1,263,997
Accumulated other comprehensive income (loss)	(935)	1,369
Accumulated deficit	(994,515)	(951,800)
Total stockholders’ equity	243,064	313,632
Total liabilities and stockholders’ equity	$941,045	$952,658
See accompanying notes to unaudited condensed consolidated financial statements.

TANDEM DIABETES CARE, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)
(Unaudited)
(In thousands, except per share data)

	Three Months Ended March 31,
	2024	2023
Sales	$191,674	$169,383
Cost of sales	97,002	86,476
Gross profit	94,672	82,907
Operating expenses:
Selling, general and administrative	90,106	89,814
Research and development	46,244	42,160
Acquired in-process research and development expenses	—	78,750
Total operating expenses	136,350	210,724
Operating loss	(41,678)	(127,817)
Other income (expense), net:
Interest income and other, net	5,314	5,865
Interest expense	(1,897)	(1,634)
Loss on extinguishment of debt	(1,268)	—
Total other income (expense), net	2,149	4,231
Loss before income taxes	(39,529)	(123,586)
Income tax expense	3,186	287
Net loss	$(42,715)	$(123,873)
Other comprehensive income (loss):
Unrealized gain (loss) on short-term investments	$(1,296)	$1,749
Foreign currency translation losses	(1,008)	(25)
Comprehensive loss	$(45,019)	$(122,149)

Net loss per share - basic and diluted	$(0.65)	$(1.92)
Weighted average shares used to compute basic and diluted net loss per share	65,326	64,549
See accompanying notes to unaudited condensed consolidated financial statements.

TANDEM DIABETES CARE, INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(Unaudited)
(In thousands)

Three Months Ended March 31, 2024

	Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Total Stockholders’ Equity
	Shares	Amount
Balance at December 31, 2023	65,552	$66	$1,263,997	$1,369	$(951,800)	$313,632
Stock repurchase and retirement of shares	(1,107)	(1)	(29,999)	—	—	(30,000)
Exercise of stock options	14	—	248	—	—	248
Vesting of restricted stock units, net of shares withheld for taxes	104	—	(1,759)	—	—	(1,759)
Stock-based compensation expense	—	—	21,591	—	—	21,591
Purchase of capped call options related to convertible notes due 2029	—	—	(15,813)	—	—	(15,813)
Unwind of capped call options related to convertible notes due 2025	—	—	184	—	—	184
Unrealized loss on short-term investments	—	—	—	(1,296)	—	(1,296)
Foreign currency translation losses	—	—	—	(1,008)	—	(1,008)
Net loss	—	—	—	—	(42,715)	(42,715)
Balance at March 31, 2024	64,563	$65	$1,238,449	$(935)	$(994,515)	$243,064

Three Months Ended March 31, 2023

	Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total Stockholders’ Equity
	Shares	Amount
Balance at December 31, 2022	64,513	$65	$1,170,888	$(1,817)	$(729,189)	$439,947
Exercise of stock options	45	—	857	—	—	857
Vesting of restricted stock units, net of shares withheld for taxes	51	—	(1,398)	—	—	(1,398)
Stock-based compensation expense	—	—	21,496	—	—	21,496
Unrealized gain on short-term investments	—	—	—	1,749	—	1,749
Foreign currency translation losses	—	—	—	(25)	—	(25)
Net loss	—	—	—	—	(123,873)	(123,873)
Balance at March 31, 2023	64,609	$65	$1,191,843	$(93)	$(853,062)	$338,753
See accompanying notes to unaudited condensed consolidated financial statements.

TANDEM DIABETES CARE, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(In thousands)

	Three Months Ended March 31,
	2024	2023
Operating Activities
Net loss	$(42,715)	$(123,873)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization expense	4,043	3,396
Amortization of debt issuance costs	650	503
Provision for expected credit losses	2,198	1,386
Accretion (amortization) of discount or premium on short-term investments	(434)	312
Stock-based compensation expense	22,039	21,194
Loss on extinguishment of debt	1,268	—
Acquired in-process research and development expenses	—	78,750
Other	52	94
Changes in operating assets and liabilities:
Accounts receivable, net	9,765	22,845
Inventories	3,157	(19,916)
Prepaid and other current assets	(4,104)	(5,208)
Other long-term assets	(236)	(386)
Accounts payable and accrued expenses	(3,369)	(919)
Employee-related liabilities	(1,654)	(210)
Deferred revenue	(372)	925
Operating leases and other current liabilities	883	2,895
Other long-term liabilities	833	(114)
Net cash used in operating activities	(7,996)	(18,326)
Investing Activities
Purchases of short-term investments	(84,249)	(109,115)
Proceeds from maturities and redemptions of short-term investments	83,650	163,110
Purchases of property and equipment	(4,457)	(8,828)
Acquisitions, including in-process research and development, net of cash acquired	—	(69,496)
Purchases of intangible assets and strategic investments	—	(2,000)
Net cash used in investing activities	(5,056)	(26,329)
Financing Activities
Proceeds from issuance of convertible senior notes due 2029, net of $9,400 debt issuance costs	306,850	—
Repurchase of $246,740 principal amount of convertible senior notes due 2025	(246,123)	—
Payment for capped call transactions related to convertible senior notes due 2029	(15,813)	—
Repurchase and retirement of common stock	(30,000)
Proceeds from issuance of common stock under Company stock plans, net of cash used to settle withholding taxes on vested restricted stock	(1,511)	(541)
Other financing activities	183	—
Net cash provided by (used in) financing activities	13,586	(541)
Effect of foreign exchange rate changes on cash	(423)	441
Net increase (decrease) in cash and cash equivalents	111	(44,755)
Cash and cash equivalents at beginning of period	58,868	172,517
Cash and cash equivalents at end of period	$58,979	$127,762
Supplemental disclosures of cash flow information
Income taxes paid	$269	$369
Supplemental schedule of non-cash investing and financing activities
Operating lease right-of-use assets obtained in exchange for operating lease obligations	$2,294	$—
Purchases of property and equipment included in accounts payable	$3,214	$4,071
Intangible costs in accounts payable	$—	$515
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
Interim financial results are not necessarily indicative of results anticipated for the full year or any other period(s). These unaudited condensed consolidated financial statements should be read in conjunction with the Company’s audited consolidated financial statements and accompanying notes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2023 (Annual Report), from which the balance sheet information herein was derived. The condensed consolidated financial statements include the accounts of Tandem Diabetes Care, Inc. and its wholly-owned subsidiaries. All significant intercompany balances and transactions have been eliminated in consolidation.
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
2. Summary of Significant Accounting Policies
There have been no material changes to the Company’s significant accounting policies during the three months ended March 31, 2024, as compared to those disclosed in the Company’s 2023 Annual Report.

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
Operating Lease Right-of-Use Assets and Liabilities
Operating lease right-of-use assets represent the Company’s right to use an underlying asset for the lease term and lease liabilities represent its obligation to make lease payments arising from the lease. Operating lease right-of-use assets and liabilities are recognized when the Company takes possession of the leased property (Commencement Date) based on the present value of lease payments over the lease term. For lease agreements that contain lease and non-lease components, the Company accounts for both of those components as a single lease component. Rent expense on noncancelable leases containing known future scheduled rent increases is recorded on a straight-line basis over the term of the respective leases beginning on the Commencement Date. The difference between rent expense and rent paid is accounted for as a component of operating lease right-of-use assets on the Company’s condensed consolidated balance sheets. Landlord improvement allowances and other similar lease incentives are recorded as a reduction of the right-of-use leased assets, and are amortized on a straight-line basis as a reduction to operating lease costs.
Intangible Assets Subject to Amortization
Finite-lived intangible assets are recorded at cost, net of accumulated amortization and, if applicable, impairment charges. Amortization of finite-lived intangible assets is recognized over their estimated useful lives on a straight-line basis. The Company did not recognize any intangible asset impairment losses during the three months ended March 31, 2024 and 2023.
Strategic Investments
The Company held equity investments totaling $10.1 million in two separate private companies at each of March 31, 2024 and December 31, 2023, each of which represented less than 5% of the outstanding equity of the respective company as of the date of investment. The investments are carried at cost minus impairment, if any, adjusted for changes in observable prices. The Company monitors these investments to evaluate whether any increase or decline in its value has occurred, based on the implied value of recent company financings, public market prices of comparable companies and general market conditions. The investments were included as a component of other long-term assets on the condensed consolidated balance sheets at March 31, 2024 and December 31, 2023.
The Company also held a $22.3 million investment in subordinated convertible notes of one of its private investee companies. The subordinated notes are convertible into equity of the private company upon certain qualifying events, including at their final maturity in 2024. The subordinated convertible notes are non-interest bearing, and are only repayable before conversion into equity upon a change in control of the private company. At March 31, 2024, the $22.3 million subordinated convertible notes investment was included as a component of other long-term assets on the condensed consolidated balance sheet.

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
Revenue Recognition for Arrangements with Multiple Performance Obligations
The Company considers the individual deliverables in its product offerings to be separate performance obligations. The transaction price is determined based on the consideration expected to be received, based either on the stated value in contractual arrangements or the estimated cash to be collected in non-contracted arrangements. The Company allocates the consideration to the individual performance obligations and recognizes the consideration based on when the performance obligation is satisfied, considering whether or not this occurs at a point in time or over time. Generally, insulin pumps, cartridges, infusion sets, and accessories are deemed performance obligations that are satisfied at a point in time when the customer obtains control of the promised good, which typically is upon shipment for our distributor arrangements and upon receipt for sales directly to individual customers. Complementary products, such as t:connect, Tandem Source and the Tandem Device Updater, are considered distinct performance obligations that are satisfied over time, as access and support for these products is provided throughout the typical four-year warranty period of the insulin pumps. Accordingly, revenue related to the complementary products is deferred and recognized over a four-year period. Where there is no standalone value for the complementary product, the Company determines its value by applying the expected cost plus a margin approach and then allocates the residual to the insulin pumps.
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
The Company determined that the ability for a customer to upgrade to a new technology represents a material right because the pricing inherent in such option provides the customer with a discount that is incremental to the range of discounts that would otherwise be granted for the related goods and services to comparable customers. The standalone selling price for the Choice Right was estimated based on the adjusted market assessment approach and contemplated the likelihood that the respective option will be exercised.
From July 1, 2023 to December 31, 2023, the Company reduced the fee for the Tandem Choice program. The change in the program resulted in an increase to the amount of the transaction price allocated to the material right during the limited-time offer period as the Company expected more customers to exercise the right with the lower program fee. The Company began selling Tandem Mobi insulin pumps in the first quarter of 2024 and eligibility for the Tandem Choice program ended in February 2024. Consequently, the Company ceased to allocate and defer a portion of the transaction price for the material right for pumps sold after that date. Eligible customers who purchased a t:slim X2 insulin pump during the program period will have until December 31, 2024 to exercise the option to switch to the Tandem Mobi for a stated fee.
At March 31, 2024 and December 31, 2023, $31.5 million and $30.6 million, respectively, were allocated to the material right provided to customers who purchased a pump during the Tandem Choice program period. The Company recorded the amounts in current deferred revenue on the condensed consolidated balance sheets.
Sales Rebates
The Company is subject to certain rebates on pricing programs with managed care organizations, such as governmental and third-party commercial payors. The Company estimates provisions for rebates based on contractual arrangements, estimates of products sold subject to rebate, known events or trends and channel inventory data. Estimated sales rebates included in other long-term liabilities have an estimated payment due date beyond twelve months from the balance sheet date. Accordingly, actual rebates paid may differ from estimated amounts recorded in the accompanying condensed consolidated financial statements.

As of March 31, 2024 and December 31, 2023, total estimated sales rebates were included in the following condensed consolidated balance sheet accounts (in thousands):

	March 31, 2024	December 31, 2023
Other current liabilities	$493	$505
Other long-term liabilities	8,260	8,042
Total sales rebate	$8,753	$8,547
Warranty Reserve
The Company generally provides a four-year warranty on its insulin pumps to end-user customers and may replace any pumps that do not function as intended in accordance with the product specifications within the warranty period. Additionally, the Company offers a six-month warranty on single-use insulin cartridges and infusion sets. Estimated warranty costs are recorded at the time of shipment, and the Company reevaluates the estimate of the warranty reserve obligation at each reporting period. Warranty costs are estimated primarily based on the current expected product replacement cost and expected replacement rates using historical experience. Insulin pumps returned to the Company may be refurbished and redeployed. Experience has shown that initial data for any given pump version or pump platform may be insufficient; therefore, the Company’s process relies on long-term historical averages of existing platforms until sufficient data are available. As actual experience becomes available, the Company uses the data to update the historical averages. The Company may make further adjustments to the warranty reserve when deemed appropriate, giving additional consideration to revised future expectations of performance based on enhanced hardware components, or new features and capabilities that may become available through Tandem Device Updater. Warranty expense is recorded as a component of cost of sales in the condensed consolidated statements of operations.
The following table provides a reconciliation of the changes in product warranty liabilities for the three months ended March 31, 2024 and 2023 (in thousands):

	Three Months Ended March 31,
	2024	2023
Balance at beginning of the period	$37,173	$36,537
Provision for warranties issued during the period	10,409	8,373
Settlements made during the period	(9,037)	(7,683)
Decreases in warranty estimates	(907)	(75)
Balance at end of the period	$37,638	$37,152
As of March 31, 2024 and December 31, 2023, total product warranty reserves were included in the following condensed consolidated balance sheet accounts (in thousands):

	March 31, 2024	December 31, 2023
Other current liabilities	$18,166	$18,135
Other long-term liabilities	19,472	19,038
Total warranty reserve	$37,638	$37,173

Stock-Based Compensation
Stock-based compensation cost is measured at the grant date based on the estimated fair value of the award, and the portion that is ultimately expected to vest is recognized as compensation expense over the requisite service period on a straight-line basis. The Company estimates the fair value of stock options issued under the Company’s stock incentive plans, and the fair value of the employees’ purchase rights under the Company’s Employee Stock Purchase Plan (ESPP) using the Black-Scholes option pricing model on the date of grant. The Black-Scholes option pricing model requires the use of assumptions about a number of variables, including stock price volatility, expected term, dividend yield and risk-free interest rate (see Note 8, “Stockholders’ Equity”). The fair value of restricted stock unit (RSU) awards issued under the Company’s stock incentive plans that vest solely based on service, is estimated based on the fair market value of the underlying stock on the date of grant. The fair value of RSU awards that vest based upon the Company’s actual performance relative to predefined performance metrics and the awardee’s continuing service through the measurement date is generally estimated based on the fair market value of the underlying stock on the date of grant and the probability that the specified performance criteria will be met. At each reporting period, the Company reassesses the probability of the achievement of such performance metrics. Any expense change resulting from an adjustment in the estimated shares to be released is recorded in the period of adjustment.
Net Income (Loss) Per Share
Basic net income (loss) per share is calculated by dividing the net income or loss by the weighted average number of common shares outstanding for the period, without consideration for common stock equivalents. Diluted net income (loss) per share reflects the potential dilution that would occur if securities exercisable for or convertible into common stock were exercised for or converted into common stock. Dilutive common share equivalents are comprised of stock options and unvested RSUs outstanding under the Company’s stock incentive plans, potential awards to be granted pursuant to the ESPP, and common stock warrants, each calculated using the treasury stock method, and shares issuable upon conversion of the convertible senior notes calculated using the if-converted method.
For the three months ended March 31, 2024 and 2023, there was no difference in the weighted average number of shares used to calculate basic and diluted net loss per share due to the Company’s net loss position for each of the periods presented.
Potentially dilutive securities outstanding and not included in the calculation of diluted net loss per share (because inclusion would be anti-dilutive) are as follows (in thousands, in common stock equivalent shares):

	Three Months Ended March 31,
	2024	2023
Options to purchase common stock	133	916
Unvested restricted stock units	3,132	1,618
Warrants to purchase common stock	194	194
Awards granted under the ESPP	224	167
Convertible senior notes (if-converted)	4,241	2,554
	7,924	5,449

3. Short-Term Investments
The Company invests in marketable securities primarily consisting of debt instruments of the U.S. Government, U.S. Government-sponsored enterprises, and financial institutions and corporations with strong credit ratings. The following represents a summary of the estimated fair value of short-term investments at March 31, 2024 and December 31, 2023 (in thousands):

At March 31, 2024	Amortized Cost	Gross Unrealized Gain	Gross Unrealized Loss	Estimated Fair Value
Available-for-sale securities:
U.S. Government-sponsored enterprises	$181,208	$113	$(621)	$180,700
U.S. Treasury securities	111,311	42	(117)	111,236
Commercial paper	63,788	10	(20)	63,778
Corporate debt securities	53,071	113	(67)	53,117
Total	$409,378	$278	$(825)	$408,831

At December 31, 2023	Amortized Cost	Gross Unrealized Gain	Gross Unrealized Loss	Estimated Fair Value
Available-for-sale securities:
U.S. Government-sponsored enterprises	$181,851	$518	$(215)	$182,154
U.S. Treasury securities	114,714	318	(28)	115,004
Commercial paper	72,505	33	(27)	72,511
Corporate debt securities	39,225	156	(6)	39,375
Total	$408,295	$1,025	$(276)	$409,044

The contractual maturities of available-for-sale debt securities as of March 31, 2024, were as follows (in thousands):

	Years to Maturity
At March 31, 2024	Within One Year	One to Two Years	Two to Three Years	Estimated Fair Value
U.S. Government-sponsored enterprises	$75,500	$39,171	$66,029	$180,700
U.S. Treasury securities	55,160	55,088	988	111,236
Commercial paper	63,778	—	—	63,778
Corporate debt securities	17,736	35,381	—	53,117
Total	$212,174	$129,640	$67,017	$408,831

The Company has classified all marketable securities, regardless of maturity, as short-term investments based upon the Company’s ability and intent to use any of those marketable securities to satisfy the Company’s liquidity requirements.
The Company reviews the portfolio of available-for-sale debt securities quarterly to determine if any investment is impaired due to changes in credit risk or other potential valuation concerns. Unrealized losses on available-for-sale debt securities at March 31, 2024 were primarily due to an increase in market interest rates after certain debt securities were purchased. The Company does not intend to sell the available-for-sale debt securities that are in an unrealized loss position, and it is not more likely than not that the Company will be required to sell these debt securities before recovery of their amortized cost bases, which may be at maturity. Based on the credit quality of the available-for-sale debt securities in an unrealized loss position, and the Company’s estimates of future cash flows to be collected from those securities, the Company believes the unrealized losses are not credit losses. Accordingly, the Company did not record an allowance for credit losses related to its available-for-sale debt securities at March 31, 2024 and December 31, 2023.

4. Composition of Certain Financial Statement Items
Accounts Receivable
Accounts receivable, net consisted of the following at March 31, 2024 and December 31, 2023 (in thousands):

	March 31,	December 31,
	2024	2023
Accounts receivable	$97,888	$110,453
Less: allowance for credit losses	(4,923)	(4,898)
Accounts receivable, net	$92,965	$105,555

Allowance for Credit Losses
The following table provides a reconciliation of the changes in the allowance for estimated accounts receivable credit losses for the three months ended March 31, 2024 and 2023 (in thousands):

	Three Months Ended March 31,
	2024	2023
Balance at beginning of the period	$4,898	$4,327
Provision for expected credit losses	2,198	1,386
Write-offs and adjustments, net of recoveries	(2,173)	(1,246)
Balance at end of the period	$4,923	$4,467

Inventories
Inventories consisted of the following at March 31, 2024 and December 31, 2023 (in thousands):

	March 31,	December 31,
	2024	2023
Raw materials	$52,850	$42,783
Work-in-process	21,883	44,026
Finished goods	79,160	71,128
Total inventories	$153,893	$157,937

5. Fair Value Measurements
The following table presents information about the Company’s financial assets and liabilities measured at fair value on a recurring basis as of March 31, 2024 and December 31, 2023, and indicates the fair value hierarchy of the valuation techniques used by the Company to determine such fair value (in thousands):

	Fair Value Measurements at March 31, 2024
	Total	Level 1	Level 2	Level 3
Assets
Cash equivalents(1)	$37,375	$37,375	$—	$—
U.S. Government-sponsored enterprises	180,700	—	180,700	—
U.S. Treasury securities	111,236	111,236	—	—
Commercial paper	63,778	—	63,778	—
Corporate debt securities	53,117	—	53,117	—
Total assets	$446,206	$148,611	$297,595	$—

	Fair Value Measurements at December 31, 2023
	Total	Level 1	Level 2	Level 3
Assets
Cash equivalents(1)	$48,033	$48,033	$—	$—
U.S. Government-sponsored enterprises	182,154	—	182,154	—
U.S. Treasury securities	115,004	115,004	—	—
Commercial paper	72,511	—	72,511	—
Corporate debt securities	39,375	—	39,375	—
Supranational bonds	—	—	—	—
Total assets	$457,077	$163,037	$294,040	$—
(1)Generally, cash equivalents include money market funds and investments with a maturity of three months or less from the date of purchase.
The Company’s Level 1 financial instruments, which are in active markets, are valued using unadjusted quoted market prices for identical instruments.
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
There were no transfers into or out of Level 3 assets during the three months ended March 31, 2024 and 2023, respectively.

Fair Value of Financial Instruments
The carrying amounts of cash and cash equivalents, accounts receivable, accounts payable, accrued expenses, and employee-related liabilities are reasonable estimates of their fair values because of the short-term nature of these assets and liabilities. Short-term investments are carried at fair value.
The Company’s convertible senior notes are carried at amortized cost on the condensed consolidated balance sheets (see Note 7, “Debt”). The Company estimated the fair value of its convertible senior notes based on Level 2 quoted market prices as follows (in thousands):

	Fair Value Measurements at
	March 31, 2024	December 31, 2023
Convertible Senior Notes due 2025	$39,130	$271,688
Convertible Senior Notes due 2029	397,292	*
Total fair value of outstanding convertible senior notes	$436,422	$271,688
* Not applicable as no notes were outstanding at this date.
In March 2024, the Company repurchased $246.7 million of principal of the Company’s Convertible Senior Notes due 2025 (see Note 7, “Debt”).
6. Leases
The Company's leases consist of operating leases for general office space, research and development, manufacturing and warehouse facilities, and equipment. These noncancellable operating leases have initial lease terms from two years to thirteen years. Certain leases include an option to renew, with renewal terms that can extend the lease term for additional periods at the Company’s sole discretion. The Company includes the renewal option period in the lease term for those leases reasonably expected to be extended at the time of lease commencement.

Supplemental Lease Disclosure Information
The Company’s lease costs recorded in the condensed consolidated statements of operations were as follows (in thousands):

	Three Months Ended March 31,
	2024	2023
Operating lease cost	$4,051	$4,475
Short-term lease cost	21	96
Total lease cost	$4,072	$4,571
Maturities of operating lease liabilities at March 31, 2024 were as follows (in thousands):

Years Ending December 31,
2024	$12,943
2025	17,623
2026	17,506
2027	17,771
2028	14,278
Thereafter	90,004
Total undiscounted lease payments	170,125
Less: amount representing interest	(40,073)
Present value of operating lease liabilities	130,052
Less: current portion of operating lease liabilities	(17,320)
Operating lease liabilities - long-term	$112,732

The weighted-average remaining lease term and weighted-average discount rate for operating leases were as follows:

	March 31, 2024	December 31, 2023
Weighted-average remaining lease term (in years)	9.9	10.2
Weighted-average discount rate used to determine operating lease liabilities	5.3%	5.4%
Cash amounts paid included in the measurement of lease liabilities, representing operating cash flows, were $4.7 million and $1.8 million for the three months ended March 31, 2024 and 2023, respectively.

7. Debt

Convertible Senior Notes Due 2029
On March 8, 2024, the Company completed an offering of $316.3 million aggregate principal amount of 1.50% Convertible Senior Notes due 2029 (the 2029 Notes). The proceeds from the issuance of the 2029 Notes were $306.8 million, net of debt issuance costs.
The Company used approximately $246.1 million of the net proceeds to repurchase approximately $246.7 million in aggregate principal amount of its Convertible Senior Notes Due 2025 (the 2025 Notes) concurrently with the pricing of the 2029 Notes in privately negotiated transactions.
Concurrently, the Company also paid $1.3 million of accrued interest due at time of the note repurchase. As a result of the repurchase, the Company recognized a $1.3 million loss on extinguishment of debt in the condensed consolidated statement of operations for the three months ended March 31, 2024. The loss on extinguishment of debt included the unamortized debt issuance costs related to the portion of the 2025 Notes repurchased.
The Company used $30.0 million of the net proceeds to repurchase shares of the Company’s common stock from certain purchasers of the 2029 Notes at a purchase price equal to the last reported sale price per share of the Company’s common stock on March 5, 2024, which was $27.105 per share. In addition, the Company used $15.8 million of the net proceeds to pay the cost of the capped call transactions (2029 Capped Call Transactions) discussed below.
The Company intends to use the remainder of the net proceeds for general corporate purposes, which may include additional repurchases of the 2025 Notes from time to time, or the repayment at maturity, of the 2025 Notes.
The 2029 Notes are the Company’s senior unsecured obligations. Interest is payable in cash semi-annually in arrears on March 15 and September 15 of each year beginning on September 15, 2024, at a rate of 1.50% per year. The 2029 Notes mature on March 15, 2029 unless repurchased, redeemed, or converted in accordance with their terms prior to the maturity date.
The initial conversion rate for the 2029 Notes is 28.9361 shares of common stock per $1,000 principal amount of the 2029 Notes, which is equivalent to an initial conversion price of approximately $34.56 per share of the Company’s common stock (2029 Notes Conversion Price). The conversion rate is subject to customary adjustments for certain events as described in the indenture governing the 2029 Notes.
The Company may not redeem the 2029 Notes prior to March 22, 2027. The Company has the option to redeem for cash all or any portion of the 2029 Notes on or after March 22, 2027 if the last reported sale price of the Company’s common stock has been at least 130% of the 2029 Notes Conversion Price then in effect for at least 20 trading days (whether or not consecutive), including the trading day immediately preceding the date on which the Company provides notice of redemption, during any 30 consecutive trading day period, at a redemption price equal to 100% of the principal amount of the 2029 Notes to be redeemed, plus accrued and unpaid interest. No sinking fund is provided for the 2029 Notes.
Holders of the 2029 Notes may convert all or a portion of their 2029 Notes at their option prior to December 15, 2028, in multiples of $1,000 principal amounts, only under the following circumstances:

•during any calendar quarter commencing after the quarter ending on June 30, 2024 (and only during such calendar quarter), if the last reported sale price of the Company’s common stock, for at least 20 trading days (whether or not consecutive) during a period of 30 consecutive trading days ending on, and including, the last trading day of the immediately preceding calendar quarter is greater than or equal to 130% of the 2029 Notes Conversion Price on each applicable trading day;

•during the five business day period after any ten consecutive trading day period (the measurement period) in which the trading price per $1,000 principal amount of the 2029 Notes for each trading day of the measurement period was less than 98% of the product of the last reported sale price of the Company’s common stock and the applicable conversion rate of the 2029 Notes on such trading day;

•if the Company calls such 2029 Notes for redemption, at any time before the close of business on the scheduled trading day immediately preceding the redemption date, but only with respect to the 2029 Notes called (or deemed called) for redemption; or

•on the occurrence of specified corporate events.
On or after December 15, 2028, until the close of business on the second scheduled trading day immediately preceding the maturity date, holders may convert their 2029 Notes, in integral multiples of $1,000 principal amount, at any time, regardless of the foregoing circumstances. Upon conversion, the Company will pay or deliver, as the case may be, cash, shares of common stock or a combination of cash and shares of common stock, at the Company’s election, in the manner and subject to the terms and conditions provided in the indenture governing the 2029 Notes.

Convertible Senior Notes Due 2025
In May 2020, the Company completed an offering of $287.5 million aggregate principal amount of 1.50% Convertible Senior Notes due 2025 (the 2025 Notes). The proceeds from the issuance of the Notes were $244.6 million, net of debt issuance costs and cash used to pay the cost of the capped call transactions (Capped Call Transactions) discussed below.
In March 2024, the Company repurchased for cash $246.7 million in aggregate principal amount of the 2025 Notes, concurrently with the pricing of the 2029 Notes in privately negotiated transactions.
The 2025 Notes are the Company’s senior unsecured obligations. Interest is payable in cash semi-annually in arrears beginning on November 1, 2020 at a rate of 1.50% per year. The 2025 Notes mature on May 1, 2025 unless repurchased, redeemed, or converted in accordance with their terms before the maturity date.

The 2025 Notes are convertible into cash, shares of the Company’s common stock, or a combination of cash and shares of the Company’s common stock, at the Company’s election, at an initial conversion rate of 8.8836 shares of common stock per $1,000 principal amount of the 2025 Notes, which is equivalent to an initial conversion price of $112.57 (2025 Notes Conversion Price) per share of the Company’s common stock. The conversion rate is subject to customary adjustments for certain events as described in the indenture governing the 2025 Notes.

The Company has the option to redeem for cash all or any portion of the 2025 Notes on or after May 6, 2023 if the last reported sale price of the Company’s common stock has been at least 130% of the 2025 Notes Conversion Price then in effect for at least 20 trading days (whether or not consecutive), including the trading day immediately preceding the date on which the Company provides notice of redemption, during any 30 consecutive trading day period, at a redemption price equal to 100% of the principal amount of the 2025 Notes to be redeemed, plus accrued and unpaid interest. No sinking fund is provided for the 2025 Notes.

Holders of the 2025 Notes may convert all or a portion of their 2025 Notes at their option before November 1, 2024, in multiples of $1,000 principal amounts, only under the following circumstances:

•if the last reported sale price of the Company’s common stock for at least 20 trading days (whether or not consecutive) during the period of 30 consecutive trading days ending on the last trading day of the immediately preceding calendar quarter is greater than or equal to 130% of the applicable conversion price of the 2025 Notes on each such trading day;

•during the five business day period after any five consecutive trading day period in which the trading price per $1,000 principal amount of the 2025 Notes for each day of that five consecutive trading day period was less than 98% of the product of the last reported sale price of the Company’s common stock and the applicable conversion rate of the 2025 Notes on such trading day;

•if the Company calls any or all of the 2025 Notes for redemption, at any time prior to the close of business on the scheduled trading day immediately preceding the redemption date; or

•on the occurrence of specified corporate events.
On or after November 1, 2024, until the close of business on the second scheduled trading day immediately preceding the maturity date, holders may convert their Notes at any time, regardless of the foregoing circumstances. Upon conversion, the Company will pay or deliver, as the case may be, cash, shares of common stock or a combination of cash and shares of common stock, at the Company’s election, in the manner and subject to the terms and conditions provided in the indenture governing the 2025 Notes.
Holders of the 2025 Notes who convert in connection with a make-whole fundamental change or in connection with a redemption are entitled to an increase in the conversion rate. Additionally, in the event of a fundamental change, holders of the 2025 Notes may require us to repurchase all or a portion of the 2025 Notes at a price equal to 100% of the principal amount of the Notes, plus any accrued and unpaid interest.
The net carrying amount of the Company’s convertible senior notes on the condensed consolidated balance sheets consisted of the following (in thousands):

	March 31, 2024	December 31, 2023
Principal amount:
Convertible Senior Notes Due 2025	$40,760	$287,500
Convertible Senior Notes Due 2029	316,250	*
Total principal amount	357,010	287,500
Unamortized debt issuance costs	(9,513)	(2,465)
Net carrying amount	$347,497	$285,035
* Not applicable as no notes were outstanding at this date.
The 2025 Notes will have a dilutive effect to the extent the average market price per share of common stock for a given reporting period exceeds the conversion price of $112.57. The 2029 Notes will have a dilutive effect to the extent the average market price per share of common stock for a given reporting period exceeds the conversion price of $34.56 per share.
As of March 31, 2024 and December 31, 2023, the if-converted value of the 2025 Notes did not exceed the principal amount. As of March 31, 2024, the if-converted value of the 2029 Notes exceeded the principal amount by $7.8 million.

The following table summarizes the effective interest rates for each of our convertible senior notes for the periods shown:

	March 31, 2024	March 31, 2023
Effective interest rate:
Convertible Senior Notes Due 2025	2.2%	2.2%
Convertible Senior Notes Due 2029	2.1%	*
* Not applicable as no notes were outstanding at this date.

The following table details interest expense related to the Notes recognized for the three March 31, 2024, and 2023 (in thousands):

	Three Months Ended March 31,
	2024	2023
Contractual interest expense	$1,145	$1,078
Amortization of debt issuance costs	467	447
Total interest expense	$1,612	$1,525

2029 Capped Call Transactions

In connection with the issuance of the 2029 Notes, the Company entered into Capped Call Transactions in March 2024 with certain counterparties at a net cost of $15.8 million (2029 Capped Call Transactions). The 2029 Capped Call Transactions are expected generally to reduce potential dilution to the Common Stock upon any conversion of the 2029 Notes and/or offset any cash payments the Company is required to make in excess of the principal amount of converted 2029 Notes, as the case may be, with such reduction and/or offset subject to a cap based on a cap price initially equal to $42.0128 per share, and is subject to certain adjustments under the terms of the 2029 Capped Call Transactions.

2025 Capped Call Transactions

In connection with the issuance of the 2025 Notes, the Company entered into Capped Call Transactions in May 2020 with certain counterparties at a net cost of $34.1 million (2025 Capped Call Transactions). The 2025 Capped Call Transactions are expected generally to reduce potential dilution to the Common Stock upon any conversion of the 2025 Notes and/or offset any cash payments the Company is required to make in excess of the principal amount of converted 2025 Notes, as the case may be, with such reduction or offset subject to a cap. The cap price of the 2025 Capped Call Transactions is initially $173.18 per share of the Company’s common stock, and is subject to certain adjustments under the terms of the 2025 Capped Call Transactions.

In connection with the repurchase of certain 2025 Notes, the Company entered into unwind agreements with the existing option counterparties on March 5, 2024 to terminate a portion of the existing 2025 Capped Call Transactions in a notional amount corresponding to the amount of 2025 Notes repurchased (the Unwind Transactions). In connection with the Unwind Transactions, the Company received $0.2 million in cash as a termination payment in respect of the portion of the existing 2025 Capped Call Transactions that were unwound. The amount received was based generally on the termination values of the unwound portions of the existing 2025 Capped Call Transactions.

For accounting purposes, each of the capped call transactions described above are separate transactions, and not part of the terms of the 2029 Notes or the 2025 Notes. As these transactions met certain criteria under the applicable accounting guidance, each of the capped call transactions were recorded in stockholders' equity and were not accounted for as derivatives. The cost of the transactions was recorded as a reduction of the Company’s additional paid-in capital in the Company’s condensed consolidated balance sheet and will not be remeasured.

8. Stockholders’ Equity
Shares Reserved for Future Issuance
The following shares of the Company's common stock were reserved for future issuance at March 31, 2024 (in thousands):

Shares reserved for issuance upon conversion of Convertible Senior Notes	9,513
Shares underlying outstanding warrants	194
Shares underlying outstanding stock options	3,833
Shares underlying unvested restricted stock units	3,295
Shares authorized for issuance pursuant to awards granted under the ESPP	454
Shares authorized for future equity award grants	379
Total	17,668
Common Stock Warrants

Warrants outstanding to purchase shares of the Company's common stock as of March 31, 2024 were as follows:

Issue Date	Exercise Price Per Share	Warrants Outstanding	Expiration Date of Warrants Outstanding
March 2017	$23.50	193,788	March 2027
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

Stock-Based Compensation
The following table summarizes the allocation of stock-based compensation expense included in the condensed consolidated statements of operations for all stock-based compensation arrangements (in thousands):

	Three Months Ended March 31,
	2024	2023
Cost of sales	$2,070	$1,594
Selling, general and administrative	13,288	14,112
Research and development	6,681	5,488
Total stock-based compensation expense	$22,039	$21,194
The total stock-based compensation expense capitalized as part of the cost of the Company’s inventories was $1.5 million at March 31, 2024, and $2.0 million at December 31, 2023.
Restricted Stock Units
Restricted stock units (RSUs) have a grant value equal to the closing price of the Company’s common stock on the award date.
The total number of RSUs granted and the respective weighted average grant date fair value were as follows:

	Three Months Ended March 31,
	2024	2023
RSUs granted	358,059	154,146
Weighted average grant date fair value (per share)	$25.36	$42.81

9. Employee Benefits
Employee 401(k) Plan
The Company has a defined contribution 401(k) plan for employees in the United States who are at least 18 years of age. Employees are eligible to participate in the plan beginning on the first day of the calendar month following their date of hire. Unless they affirmatively elect otherwise, employees are automatically enrolled in the plan following 30 days from date of hire or entry date. Under the terms of the plan, employees may make voluntary contributions as a percent of compensation and the Company may elect to match a discretionary percentage of employee contributions.
10. Income Taxes
For the three months ended March 31, 2024, the Company recognized income tax expense of $3.2 million on a pre-tax loss of $39.5 million. For the three months ended March 31, 2023, the Company recognized income tax expense of $0.3 million on a pre-tax loss of $123.6 million. Income tax expense for the three months ended March 31, 2024 and 2023, was primarily attributable to federal, state and foreign income tax expense as a result of current taxable income in certain jurisdictions.
For the three months ended March 31, 2024, the Company calculated the provision for income taxes by applying an estimate of the annual effective tax rate for the full year to ordinary income (loss) adjusted by the tax impact of discrete items.
For the three months ended March 31, 2023, the Company calculated the provision for income taxes using a discrete effective tax rate method as the annual effective tax rate method would not provide a reliable estimate.

The Company continues to maintain a full valuation allowance against its net deferred tax assets as of March 31, 2024, based on the current assessment that it is not more likely than not these future benefits will be realized before expiration.

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
Disaggregation of Revenue
The Company primarily sells its products through national and regional distributors in the United States on a non-exclusive basis, and through distribution partners outside the United States. In the United States and Canada, the Company also uses a direct sales force. The Company disaggregates its revenue by geography, major sales channel and product as management believes these categories best depict how the nature, amount and timing of revenues and cash flows are affected by economic factors.
Revenues by Geographic Region and Customer Sales Channel
During the three months ended March 31, 2024 and 2023, no individual country outside the United States generated revenue that represented more than 10% of total revenue. The table below sets forth revenues for the Company’s two primary geographical markets, based on the geographic location to which its products are shipped (in thousands):

	Three Months Ended March 31,
	2024	2023
United States	$129,761	$131,242
Outside the United States	61,913	38,141
Total Sales	$191,674	$169,383
Sales to distributors accounted for 61% and 65% of the Company’s United States sales for the three months ended March 31, 2024 and 2023, respectively. Sales to distributors accounted for the vast majority of the Company’s sales outside the United States for the three-month periods ended March 31, 2024 and 2023.

Revenues by Product
During the three months ended March 31, 2024 and 2023, sales by product were as follows (in thousands):

	Three Months Ended March 31,
	2024	2023
Pump	$87,287	$84,704
Supplies and other	105,533	86,702
Deferral for Tandem Choice program	(1,146)	(2,023)
Total Sales	$191,674	$169,383

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
On January 19, 2023, the Company completed the acquisition of AMF Medical under the terms of the Purchase Agreement. The total aggregate consideration for the Transaction includes a previous strategic investment of Swiss Francs (CHF) 8.0 million made in the third quarter of 2022, a cash payment of CHF 62.4 million paid at the closing of the Transaction, and additional contingent earnout payments of up to CHF 129.6 million. The contingent earnout payments become payable upon the achievement of certain milestones, and are comprised of a payment of up to CHF 38.4 million upon the successful completion of key development milestones over the two years following the closing date of the Transaction, and a payment of up to CHF 91.2 million upon obtaining regulatory clearance from the FDA of an automated controller enabled (ACE) pump. The contingent consideration will be recognized as each contingency is resolved and the respective consideration is paid or becomes payable. As of March 31, 2024, the contingencies related to the earnout milestones were not yet resolved and, therefore, the related amounts were not included in the fair value of the asset acquired and were not recognized as a liability on the consolidated balance sheet at March 31, 2024. The Company funded the initial closing payment using existing cash balances.
The transaction was accounted for as an asset acquisition as substantially all the value of the gross assets was concentrated in a single asset. The Company recorded a $78.8 million charge in 2023 representing the value of acquired in-process research and development assets with no alternative future use, and acquisition related expenses, on its condensed consolidated statements of operations in acquired in-process research and development expenses. The Company’s results of operations included the operating results of AMF Medical since the date of acquisition.
13. Commitments and Contingencies
Legal and Regulatory Matters
On September 8, 2023, a purported stockholder of the Company filed a putative securities class action complaint (captioned Lowe v. Tandem Diabetes Care, Inc., et al., Case No. 23-cv-1657 (“Lowe”)) in the United States District Court for the Southern District of California against the Company and certain of the Company’s current executive officers (“defendants”). On December 6, 2023, the court appointed Mason Raines, Thomas O. Martel, and Linna Rae Martel to serve as co-lead plaintiffs (“plaintiffs”). On February 1, 2024, the plaintiffs filed their amended complaint. In the amended complaint, the plaintiffs allege violations of the Securities Exchange Act of 1934, as amended, based on alleged materially false and misleading statements relating to our sales trends and financial forecasts. The plaintiffs seek to represent a class of persons who purchased or otherwise acquired Tandem common stock during the period between August 3, 2022, and November 2, 2022, inclusive. The plaintiffs also seek unspecified monetary damages, pre- and post-judgment interest, costs and fees, including attorneys’ fees and expert fees, and other relief. The defendants filed their motion to dismiss the amended complaint on March 11, 2024. The plaintiffs filed a response in opposition to defendants’ motion to dismiss on March 27, 2024, and on April 10, 2024, defendants filed their reply. On April 29, 2024, the court granted defendants’ motion to dismiss with leave to file a second amended complaint within 30 days.

Two shareholder derivative cases were filed in the United States District Court for the Southern District of California on March 29, 2024 (captioned Bushansky v. John F. Sheridan et al., Case No. 24-cv-608) and on April 23, 2024 (captioned Amersi v. John F. Sheridan et al., Case No. 24-cv-726) against the individual members of Tandem’s Board of Directors and the Company. These lawsuits piggyback on the Lowe case, and allege that Tandem’s Board breached its fiduciary duties by failing to properly oversee and monitor the risks affecting the Company’s business, which resulted in reduced guidance, an associated stock drop, and the Lowe case.

Although the Company intends to vigorously defend against these claims, there is no guarantee that the Company will prevail. Accordingly, the Company is unable to determine the ultimate outcome of these lawsuits or determine the amount or range of potential losses associated with these lawsuits.

From time to time, the Company is involved in various other legal proceedings, regulatory matters, and other disputes or claims arising from or related to claims incident to the normal course of the Company’s business activities, including actions with respect to intellectual property, data privacy, employment, regulatory, product liability and contractual matters. Although the results of such legal proceedings and claims cannot be predicted with certainty, as of March 31, 2024 the Company believes it is not currently a party to any legal proceedings, regulatory matters, or other disputes or claims for which a material loss was considered probable or for which the amount (or range) of loss was reasonably estimable. However, regardless of the merit of the claims raised or the outcome, legal proceedings may have an adverse impact on the Company as a result of defense and settlement costs, diversion of management time and resources, and other factors.
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

Item 2.     Management’s Discussion and Analysis of Financial Condition and Results of Operations.
You should read the following discussion and analysis together with our financial statements and related notes in Part I, Item 1 of this Quarterly Report on Form 10-Q for the quarter ended March 31, 2024 (Quarterly Report).
This Quarterly Report contains forward-looking statements within the meaning of the federal securities laws, which statements are subject to considerable risks and uncertainties. These forward-looking statements are intended to qualify for the safe harbor from liability established by the Private Securities Litigation Reform Act of 1995. All statements included or incorporated by reference in this Quarterly Report, other than statements of historical fact, are forward-looking statements. You can identify forward-looking statements by the use of words such as “may,” “will,” “could,” “anticipate,” “expect,” “intend,” “believe,” “continue” or the negative of such terms, or other comparable terminology. Forward-looking statements also include the assumptions underlying or relating to such statements. In particular, forward-looking statements contained in this Quarterly Report may relate to, among other things, our future or assumed financial condition, results of operations, liquidity, trends impacting our financial results, business forecasts and plans, research and product development plans, product pipelines, development timelines, manufacturing plans, strategic plans and objectives, capital needs and financing plans, product launches, geographic expansion, distribution plans, production capacity, clinical trials, regulatory approvals, competitive position and the impact of changes in the competitive environment, supply chain, and the businesses of our contract manufacturers and suppliers, integration of acquisitions and partner technologies, and the application of accounting guidance. We caution you that the foregoing list may not include all of the forward-looking statements made in this Quarterly Report.
Our forward-looking statements are based on our management’s current assumptions and expectations about future events and trends, which affect or may affect our business, strategy, operations or financial performance. Although we believe that these forward-looking statements are based upon reasonable assumptions, they are subject to numerous known and unknown risks and uncertainties and are made in light of information currently available to us. Our actual financial condition and results could differ materially from those anticipated in these forward-looking statements as a result of various factors, including those set forth below in the section entitled “Risk Factors” in this Quarterly Report, as well as in the other public filings we make with the Securities and Exchange Commission. You should read this Quarterly Report with the understanding that our actual future financial condition and results may be materially different from and worse than what we expect.
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
Overview
We are a medical device company focused on the design, development and commercialization of technology solutions for people living with diabetes. We consider our primary addressable market to be people who live with type 1 diabetes. Through our product development efforts, we are seeking to expand our addressable market to include people living with type 2 diabetes who require intensive insulin therapy. Diabetes management can vary greatly from person-to-person, creating multiple market segments based on clinical needs and personal preferences. Our goal is to address the individual needs of people with insulin-dependent diabetes by offering flexibility and choice in intelligent insulin delivery systems, through an accessible portfolio of market-leading pumps, applications, and insights.
From inception in 2012 through June 2018, we derived nearly all of our sales from the shipment of insulin pumps and associated supplies to customers in the United States. Starting in the third quarter of 2018, we began selling in select geographies outside the United States and our technology solutions are now available in approximately 25 countries worldwide. For the four-year period ended December 31, 2023, we shipped approximately 450,000 insulin pumps, which is representative of our in-warranty global installed customer base assuming the typical four-year reimbursement cycle.

The t:slim X2 insulin pump has been our flagship technology solution. In February 2024, we expanded our pump portfolio with commercial U.S. availability of the Tandem Mobi insulin pump, which is the world’s smallest durable automated insulin delivery (AID) system. At approximately half the size of our t:slim X2 pump, Tandem Mobi is designed for people who seek even greater discretion and flexibility, and includes features such as expanded pump-control from our iOS mobile application, inductive charging, and an on-pump button that can be used for bolusing and other actions. In the United States, we began a limited release of Tandem Mobi in the fourth quarter of 2023 followed by commercial availability in February 2024 with Dexcom G6 sensor integration. In March 2024, the United States Food and Drug Administration (FDA) cleared our 510(k) application for Tandem Mobi with an expanded pediatric indication for use in individuals two years of age and older.
With both the t:slim X2 and Tandem Mobi in our product portfolio, we are offering people living with diabetes a choice between insulin pump platforms based on their individual needs and preferences in insulin delivery.
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
Our insulin pump products are generally considered durable medical equipment (DME) and have an expected lifespan of at least four years. In addition to insulin pumps, we sell single-use products that are used together with our pumps and are replaced every few days, including cartridges for storing and delivering insulin, and infusion sets that connect the insulin pump to a user’s body. Because of the DME classification, our pumps and supplies are typically reimbursed through a medical benefit. As our portfolio expands, we are pursuing a multi-channel managed care strategy and are in discussions to begin serving Mobi customers through the pharmacy channel.
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
Our Strategy & Future Technology
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
Mobi: Tubeless
This offering is intended to provide an alternative tubeless infusion site option for Tandem Mobi pump users. It will allow a Tandem Mobi pump to be worn completely on the user’s body with no tubing, while still providing the benefit of detachability. A goal of this design is to allow people living with diabetes to customize the way they wear their pump with each cartridge change, switching between tubed and tubeless wear configurations, to best suit their personal preferences and lifestyle.

Sigi
The ergonomic, rechargeable and detachable Sigi Patch Pump is intended to reduce the burden of managing diabetes through its use of pre-filled insulin cartridges and compatibility with AID technology.
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
For the four-year period ended December 31, 2023, we shipped approximately 450,000 insulin pumps worldwide, which is representative of our global in-warranty installed customer base. In this period, more than 310,000 pumps were shipped to customers in the United States and approximately 140,000 pumps in approximately 25 countries outside the United States.
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
Foreign Markets
•We have expanded our business and launched new products in select geographies outside the United States. The ordering patterns of our distributors outside the United States has been highly variable from period to period. For example, we began operations of a European distribution center beginning in the third quarter of 2022, which led to downward adjustments of inventory levels at our distributors starting in late 2022 and continuing through the first half of 2023.
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
•High inflation and the effects of other macroeconomic factors and concerns has disrupted and may continue to disrupt our relationships with suppliers, third-party manufacturers, healthcare providers, distributors and our existing or potential customers.

Components of Results of Operations
Sales
We offer products for people with insulin-dependent diabetes, including a portfolio of hardware platforms, single-use insulin cartridges and infusion sets, data management platforms and mobile applications. Our primary customers are the end users of our products, non-exclusive distribution partners whose level of service varies based on geography, the healthcare professionals who prescribe our products and the healthcare systems or payors who provide insurance coverage and access to our products. Our sales may fluctuate from period to period, particularly due to seasonality in the United States associated with the timing of insurance deductible resets, which generally reflect in a significant decline in pump shipments from any fourth quarter to the following first quarter. Therefore, the lowest percentage of sales is typically reported in the first quarter of each calendar year and the highest percentage is typically reported in the fourth quarter. See also “Trends and Uncertainties Impacting Financial Results—Seasonality” above.
In September 2022, we began offering the Tandem Choice program to eligible t:slim X2 customers to provide a pathway to ownership of our newest hardware platform, Tandem Mobi, for a fee when available. We began selling Tandem Mobi insulin pumps in the first quarter of 2024 and eligibility for the Tandem Choice program ended in February 2024. Eligible customers who purchased a t:slim X2 insulin pump during the program period will have until December 31, 2024 to exercise the option to switch to the Tandem Mobi for a stated fee. The accounting treatment for Tandem Choice is complex (see Note 2, “Summary of Significant Accounting Policies”). The program required the deferral of some portion of sales for shipments of eligible pumps between the third quarter of 2022 and the first quarter of 2024. No election was made by the customer at the time of the initial sale, nor did the right offered to the customer impact the economics associated with how or when the initial pump sale was reimbursed. If a customer elects to participate in Tandem Choice, we will recognize the existing deferral, incremental fees received and the associated costs of providing the new insulin pump, Tandem Mobi, at the time of fulfillment. Any remaining deferrals will be recognized at program expiration. The total Tandem Choice deferral was $31.5 million as of March 31, 2024.
Cost of Sales
Cost of sales includes raw materials, labor costs, manufacturing overhead expenses, product training costs, royalties, freight, reserves for expected warranty costs, costs of supporting our digital health platforms, scrap and charges for excess and obsolete inventories. Manufacturing overhead expenses include expenses relating to quality assurance, manufacturing engineering, material procurement, inventory control, facilities, equipment, information technology and operations supervision and management. When taking into consideration the differences in reimbursement levels and cost structure, pumps have, and are expected to continue to have, a higher gross profit and gross margin percentage than our pump-related supplies on a per unit basis. Therefore, the percentage of pump sales relative to total sales could have a significant impact on our overall gross margin percentage.
Selling, General and Administrative
Our selling, general and administrative (SG&A) expenses primarily consist of salary, cash-based incentive compensation, fringe benefits and non-cash stock-based compensation for our sales, marketing and administrative functions, which also includes our clinical, customer support, technical services, insurance verification and regulatory affairs personnel. Our sales territories in the United States are generally maintained by sales representatives and field clinical specialists, and supported by managed care liaisons, additional sales management and other customer support personnel. Other significant SG&A expenses typically include those incurred for commercialization activities associated with new product launches, travel, trade shows, outside legal fees, independent auditor fees, outside consultant fees, insurance premiums, facilities costs and information technology costs.
Research and Development
Our research and development (R&D) activities primarily consist of engineering and research programs associated with our hardware, software and digital health products under development, as well as activities associated with our core technologies and processes. R&D expenses are primarily related to employee compensation, including salary, cash-based incentive compensation, fringe benefits and non-cash stock-based compensation. We also incur R&D expenses for supplies, development prototypes, outside design and testing services, depreciation, allocated facilities and information services, clinical trials, payments under our licensing, development and commercialization agreements and other indirect costs.

Acquired In-process Research and Development (IPR&D)
Acquired IPR&D reflects costs of external research and development projects acquired directly in a transaction other than a business combination, that do not have an alternative future use.
Other Income and Expense
Other income and expense primarily consists of interest earned on our cash equivalents and short-term investments, foreign currency transaction gains and losses, and interest expense which includes the amortization of debt issuance costs related to our convertible senior notes.
Income Tax Expense (Benefit)
Because the Company maintains a full valuation allowance against its net deferred tax assets, income tax expense is expected to primarily consist of current federal, state and foreign cash tax expense as a result of taxable income anticipated or incurred in those jurisdictions.

Results of Operations

	Three Months Ended March 31,
(in thousands, except percentages)	2024	2023
Sales:
United States	$129,761	$131,242
Outside the United States	61,913	38,141
Total sales	191,674	169,383
Cost of sales	97,002	86,476
Gross profit	94,672	82,907
Gross margin	49%	49%
Operating expenses:
Selling, general and administrative	90,106	89,814
Research and development	46,244	42,160
Acquired in-process research and development	—	78,750
Total operating expenses	136,350	210,724
Operating loss	(41,678)	(127,817)
Other income (expense), net:
Interest income and other, net	5,314	5,865
Interest expense	(1,897)	(1,634)
Loss on extinguishment of debt	(1,268)	—
Total other income (expense), net	2,149	4,231
Loss before income taxes	(39,529)	(123,586)
Income tax expense	3,186	287
Net loss	$(42,715)	$(123,873)

Comparison of the Three Months Ended March 31, 2024 and 2023
Sales
For the three months ended March 31, 2024, sales were $191.7 million, which included $61.9 million of sales outside the United States. For the three months ended March 31, 2024, we deferred $1.1 million of pump sales as the result of Tandem Choice, which launched in the United States in September of 2022 and for which eligibility to participate ended in February 2024 in conjunction with the launch of Tandem Mobi. Sales were $169.4 million for the same period in 2023, which included $38.1 million of sales outside the United States. For the three months ended March 31, 2023, we deferred $2.0 million of pump sales as the result of Tandem Choice.

Sales by product in the United States were as follows (in thousands):

	Three Months Ended March 31,
	2024	2023
Approximate pump shipments	15,000	17,000
Sales:
Pump	$61,720	$66,457
Supplies and other	69,187	66,808
Deferral for Tandem Choice program	(1,146)	(2,023)
Total Sales in the United States	$129,761	$131,242
Pump sales in the United States were $61.7 million for the first quarter of 2024, compared to $66.5 million in the first quarter of 2023 as pump shipments decreased in the first quarter of 2024 compared to the same period in 2023. In February 2024, Tandem Mobi became commercially available in the U.S. through a staged launch, initially available with Dexcom G6 sensor integration. We believe anticipation of our newest technology, such as Tandem Mobi integration with the Dexcom G7 sensor, affected the timing of purchasing decisions, resulting in some customers delaying purchases to future periods. Sales of pump-related supplies increased primarily due to a year-over-year increase in our installed base of customers in the United States. Sales to distributors accounted for 61% and 65% of our total sales in the United States for the three months ended March 31, 2024 and 2023, respectively. Sales in the United States for the three months ended March 31, 2024 and 2023 were reduced by a deferral as the result of our Tandem Choice program which launched in September of 2022, for which eligibility to participate ended in February 2024, resulting in a reduction in the deferral compared to the prior year.
Sales by product outside the United States were as follows (in thousands):

	Three Months Ended March 31,
	2024	2023
Approximate pump shipments	10,000	6,000
Sales:
Pump	$25,567	$18,247
Supplies and other	36,346	19,894
Total Sales Outside the United States	$61,913	$38,141
Pump sales outside the United States were $25.6 million for the first quarter of 2024, compared to $18.2 million in the first quarter of 2023. Pump sales and shipments increased due to an operational transition to a centralized European distribution center in the first half of 2023. Distributor ordering patterns were significantly disrupted during that transition period, which negatively affected pump and supply shipments and sales. The transition was completed by the second half of 2023. The increase in pump shipments was partially offset by a decrease in average selling prices due primarily to geographical mix. Sales of pump-related supplies increased due to a year-over-year increase in our installed base of customers outside the United States.
Cost of Sales and Gross Profit
Our cost of sales for the three months ended March 31, 2024 was $97.0 million, resulting in gross profit of $94.7 million, compared to cost of sales of $86.5 million and gross profit of $82.9 million for the same period in 2023. The gross margin for each of the three-month periods ended March 31, 2024 and 2023 was 49%.
Gross profit for the three months ended March 31, 2024 and 2023 was reduced by $1.1 million and $2.0 million, respectively, from sales deferrals related to Tandem Choice. The effect of these sales deferrals was a gross margin reduction of one percentage point for both periods presented. The impact on gross margin from our Tandem Choice program will fluctuate through the end of the program based on the number of eligible customers who ultimately elect to participate.
Excluding the impact of Tandem Choice, gross margin was consistent with the prior year. Gross margin benefited from pricing improvement and lower materials cost, offset by higher overhead on a per-unit basis as we scale volumes of Tandem Mobi in this initial launch phase. Gross margin was also impacted by product and geographical mix. Pump sales, which have the highest gross margin, were 45% of total worldwide sales, excluding the impact of Tandem Choice, in the first quarter of 2024, compared to 49% in the first quarter of 2023.

Operating Expenses
Our operating expenses for the three months ended March 31, 2024 were $136.4 million, compared to $210.7 million for the three months ended March 31, 2023. The $74.4 million decrease was primarily driven by $78.8 million of acquired in-process research and development expenses incurred in 2023 in connection with our acquisition of AMF Medical, for which there was no comparable expense in the first quarter of 2024.
Selling, General and Administrative Expenses. SG&A expenses were flat at $90.1 million for the three months ended March 31, 2024, compared to $89.8 million for the same period in 2023. Due to cost reduction efforts in 2023, our facilities expense decreased by $3.9 million and our headcount and employee-related spending was in line with the first quarter of the prior year. This improvement was offset by an increase in consulting, travel, and supplies expenses largely related to the launch of multiple new products, as well as IT software and services.
Research and Development Expenses. R&D expenses increased to $46.2 million for the three months ended March 31, 2024, from $42.2 million for the same period in 2023. The increase in R&D expenses was primarily the result of a $2.4 million increase in employee benefits and salaries due to our acquisitions and an increase in personnel to support our product development efforts. We also experienced a $1.7 million increase in other non-employee discretionary spending, including clinical trial expenses, outside services and equipment costs.
Acquired In-Process Research and Development Expenses. Acquired IPR&D expenses of $78.8 million for the three months ended March 31, 2023 represented the value of assets acquired, and acquisition related expenses, in connection with our acquisition of AMF Medical (see Note 12, “Acquisitions”).
Other Income (Expense), Net
Total other income (expense), net for the three months ended March 31, 2024 was $2.1 million income, compared to $4.2 million income in the same period in 2023. Other income, net for the three months ended March 31, 2024 primarily consisted of $5.3 million of interest income earned on our cash equivalents and short-term investments, partially offset by $1.9 million of interest expense which included the amortization of debt issuance costs related to our convertible senior notes due 2025 and 2029 (the 2025 Notes and the 2029 Notes, respectively). We also incurred a loss on debt extinguishment of $1.3 million during the quarter. Other income, net for the three months ended March 31, 2023 primarily consisted of $4.2 million of interest income earned on our cash equivalents and short-term investments and $1.6 million in foreign currency transaction gains, partially offset by $1.6 million of interest expense which included the amortization of debt issuance costs related to the 2025 Notes.
Income Tax Expense
We recognized income tax expense of $3.2 million on a pre-tax loss of $39.5 million for the three months ended March 31, 2024, compared to income tax expense of $0.3 million on a pre-tax loss of $123.6 million for the three months ended March 31, 2023. Income tax expense for the three months ended March 31, 2024 and 2023 was primarily attributable to federal, state and foreign income tax expense as a result of current taxable income in certain jurisdictions.
Liquidity and Capital Resources
At March 31, 2024, we had $467.8 million in cash and cash equivalents and short-term investments. We believe that our cash and cash equivalents, short-term investments, and future cash flows from operations will be sufficient to fund our ongoing core business activities for at least the next 12 months.
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

The following table shows a summary of our cash flows for the three months ended March 31, 2024, and 2023 (in thousands):

	Three Months Ended March 31,
	2024	2023
Net cash provided by (used in):
Operating activities	$(7,996)	$(18,326)
Investing activities	(5,056)	(26,329)
Financing activities	13,586	(541)
Effect of foreign exchange rate changes on cash	(423)	441
Net increase (decrease) in cash and cash equivalents	$111	$(44,755)
Operating Activities. Net cash used in operating activities was $8.0 million for the three months ended March 31, 2024, compared to $18.3 million cash used in the same period in 2023. For the three months ended March 31, 2024, net loss was $43.3 million, net non-cash adjustments were $29.8 million, and change in working capital balances was an increase of $5.5 million. For the three months ended March 31, 2023, net loss was $123.9 million, net non-cash adjustments were $105.5 million and change in working capital balances was a $0.1 million decrease. For the three months ended March 31, 2023, net non-cash adjustments included $78.8 million of acquired in-process research and development expenses related to our acquisition of AMF Medical.
Investing Activities. Net cash used in investing activities was $5.1 million for the three months ended March 31, 2024, which primarily consisted of $84.2 million of purchases of short-term investments, and $4.5 million in purchases of property and equipment, offset by $83.7 million in proceeds from maturities and redemptions of short-term investments. Net cash used in investing activities was $26.3 million for the three months ended March 31, 2023, which was primarily related to $109.1 million of purchases of short-term investments, $69.5 million for the acquisition of AMF Medical, including transaction costs (see Note 12, “Acquisitions”), and $8.8 million in purchases of property and equipment, offset by $163.1 million in proceeds from maturities and redemptions of short-term investments.
Financing Activities. Net cash provided by financing activities was $13.6 million for the three months ended March 31, 2024, which primarily consisted of net proceeds of $306.9 million from the issuance of the 2029 Notes which was partially offset by $246.1 million used in the repurchase of the 2025 Notes, $30.0 million used in the repurchase and retirement of common stock and $15.8 million used to purchase Capped Call Options related to the 2029 Notes. In addition, $1.5 million was used in payments for tax withholdings related to the issuance of common stock under our stock plans. Net cash used in financing activities was $0.5 million for the three months ended March 31, 2023, which primarily consisted of payments for tax withholdings related to the issuance of common stock under our stock plans.
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
•fluctuations in gross and operating margins; and
•fluctuations in working capital, including changes in accounts receivable, inventories, accounts payable, employee-related liabilities, and operating lease liabilities.
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
There have been no material changes to our critical accounting policies and estimates from the information provided in Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Critical Accounting Policies Involving Management Estimates and Assumptions,” included in our Annual Report on Form 10-K for the year ended December 31, 2023.

Item 3. Quantitative and Qualitative Disclosures about Market Risk.
There were no material changes to our quantitative and qualitative disclosures about market risk during the three months ended March 31, 2024. See Part II, Item 7A of our Annual Report on Form 10-K for the fiscal year ended December 31, 2023 for a detailed discussion of our market risks.
As of March 31, 2024, we had, $357.0 million in aggregate principal amount under two convertible senior notes, each of which bear interest at a fixed rate of 1.50% per year. Accordingly, we are not subject to interest rate risk related to our convertible senior notes (see Note 7, “Debt”).
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
As of March 31, 2024, we carried out an evaluation, under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based on this evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective at a reasonable assurance level as of March 31, 2024.
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
Changes in Internal Control over Financial Reporting
There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) during the quarter ended March 31, 2024 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION
Item 1. Legal Proceedings.
Except as set forth above under the caption “Commitments and Contingencies - Legal and Regulatory Matters” in Part I, Notes to Unaudited Condensed Consolidated Financial Statements, Subsection 13 of this Quarterly Report, as of March 31, 2024, we do not believe there are any material pending legal proceedings to which we or any of our subsidiaries are a party or of which any of our property is subject. See also “Patent litigation in the medical device industry is common, and we may be subject to litigation that could cause us to incur substantial costs and divert the attention of management from our business” in Part II, Item 1A of this Quarterly Report.

Item 1A. Risk Factors.
Below is a summary of material factors that make an investment in our securities speculative or risky. Importantly, this summary does not address all of the risks that we face. Additional discussion of the risks summarized in this risk factor summary, as well as other risks that we face, can be found below, under the heading “Risk Factors” in Part II, Item 1A of this Quarterly Report, and should be carefully considered, together with other information in this Quarterly Report and the Annual Report, before making investment decisions regarding our securities.
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

An investment in our common stock, or in securities convertible into or exchangeable for our common stock, involves a high degree of risk. You should carefully consider the risks described below, together with all of the other information included in this Quarterly Report, as well as in our other filings with the SEC, in evaluating our business. If any of the following risks actually occur, our business, financial condition, operating results and future prospects could be materially and adversely affected. In that case, the trading price of our common stock may decline and you might lose all or part of your investment. The risks described below are not the only ones we face. Additional risks that we currently do not know about or that we currently believe to be immaterial may also impair our business, financial condition, operating results, liquidity, and future prospects. Certain statements below are forward-looking statements. For additional information, see “Cautionary Note Regarding Forward-Looking Statements” at the beginning of this Quarterly Report and Part I, Item 2, Management’s Discussion and Analysis of Financial Condition and Results of Operations of this Quarterly Report.

The risk factors set forth below marked with an asterisk (*) next to the title did not appear as separate risk factors in, or contain changes to the similarly titled risk factor included in, Part I, Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2023.
Risks Related to Our Business and Our Industry
We have incurred significant operating losses since inception and cannot assure you that we will achieve sustained profitability.*
Since our inception in January 2006, we have incurred a significant net loss. As of March 31, 2024, we had an accumulated deficit of $994.5 million. To date, we have funded our operations primarily through cash collected from product sales, private and public offerings of our equity securities, and debt financing. We have devoted substantially all of our resources to the design, development and commercialization of our products, the scaling of our manufacturing and business operations, and the research and development of our current products and products under development.

Since the first quarter of 2013, we have been able to manufacture and sell our insulin pump products at a cost and in volumes sufficient to allow us to achieve a positive overall gross margin. Although we have achieved a positive overall gross margin during the years ended December 31, 2023 and 2022, we had net losses from operations in those years, and we may continue to incur net losses from operations in the future.
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
Moreover, we have designed our hardware products to resemble modern consumer electronic devices to address certain wearability and functionality concerns consumers have raised with respect to traditional pumps. Similarly, our newer mobile software applications are being designed to incorporate features and functions that are common to other consumer-oriented applications. These consumer industries are themselves highly competitive, and characterized by continuous new product introductions, rapid developments in technology, and subjective and changing consumer preferences. If, in the future, consumers cease to view our products as contemporary or convenient as compared to then-existing consumer technology, our products may become less desirable.
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
As guidelines in setting their coverage and reimbursement policies, many third-party payors in the United States use coverage decisions and payment amounts determined by the Centers for Medicare and Medicaid Services (CMS), which administers the U.S. Medicare program. Medicare periodically reviews its reimbursement practices for diabetes-related products, and there is uncertainty as to the future Medicare coverage structure and reimbursement rate for our products. It is also possible that CMS may continue to review and modify the current coverage and reimbursement of diabetes-related products in connection with anticipated changes to the regulatory approval process for insulin pumps and related products, software applications and services. In addition, third-party payors that do not follow the CMS guidelines may adopt different coverage and reimbursement policies for our current and future products. Further, it is possible that some third-party payors will not offer any coverage for our current or future products. For instance, it is possible that third-party payors may adopt policies in the future that designate one or more of our competitors as their preferred, in-network durable medical equipment provider of insulin pumps and that such policies would discourage or prohibit the payors’ members from purchasing our products, which would adversely impact our ability to sell our products.
We are pursuing a multi-channel managed care strategy and are in discussions to offer Mobi through the pharmacy channel. However, the commercial opportunity in the pharmacy channel will be limited unless a substantial portion of the sales price for Mobi is covered by third-party payors, including private insurance companies, health maintenance organizations, preferred provider organizations, federal and state government healthcare agencies, intermediaries, Medicare, Medicaid and other managed care providers. Medicare Part D plan sponsors may provide coverage for Mobi under the Medicare Part D prescription drug program, which requires negotiating with third-party payors in order to provide Mobi through the pharmacy channel in the United States. If our efforts to enter into additional contracts with intermediaries and third-party payors are not successful, our ability to offer Mobi through the pharmacy channel will be limited.
We currently have contracts establishing reimbursement for our insulin pump products with a number of national and regional third-party payors in the United States. While we may enter into additional contracts both in the United States and the more than 25 countries outside the United States in which our insulin pumps are available through third-party payors, and add coverage for future products under our current agreements, we cannot guarantee that we will succeed in doing so or that the reimbursement contracts that we are able to negotiate will enable us to sell our products on a profitable basis or in certain channels, including the pharmacy channel. In particular, we have limited experience securing reimbursement in international markets other than Canada, as that process is managed by local distributors. Government involvement in funding healthcare may limit access to or reimbursement for the Company’s products. In addition, existing contracts with third-party payors generally include numerous quality and compliance related requirements, including audit rights, and can be modified or terminated by the third-party payor without cause and with little or no notice to us. Our compliance with the administrative procedures or requirements may result in increased costs for us and delays in processing approvals by those third-party payors for customers to obtain coverage for our products, and any payor audits of our compliance obligations may result in requests for refunds or other costs. Failure to secure or retain adequate coverage or reimbursement for our current and future products by third-party payors, or delays in processing approvals by those payors, could result in the loss of sales, which could have a material adverse effect on our business, financial condition and operating results.
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
If important assumptions about the potential market for our products are inaccurate, or if we have failed to understand what people with insulin-dependent diabetes are seeking in an insulin pump, our business and operating results may be adversely affected.*
Our business strategy was developed based on a number of important assumptions about the diabetes industry in general, and the insulin-dependent diabetes market in particular, any one or more of which may prove to be inaccurate or may change over time. For example, we believe that the benefits of insulin pump therapy as compared to other common insulin treatment alternatives will continue to drive growth in the market for insulin pump therapy. In addition, World Health Organization data indicates that the incidence of diabetes in the United States and worldwide is increasing. Further, diabetes management can vary greatly from person to person, creating multiple market segments based on clinical needs and personal preferences. However, each of these assumptions may prove to be inaccurate and limited sources exist to compare treatment alternatives and obtain reliable market data. The actual incidence of diabetes, and the actual demand for our products or competing products, could differ materially from our projections. In addition, our strategy of focusing exclusively on the insulin-dependent diabetes market may limit our ability to increase sales or achieve profitability.
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

We expect to face complexities frequently encountered by companies in competitive and rapidly evolving markets, which may make it difficult to evaluate our business and forecast our future sales and operating results.*
We operate in a competitive and rapidly evolving market. Important industry changes, such as FDA approval, authorization by comparable foreign authorities or CE Certification by Notified Bodies and the launch of new products by our competitors, as well as changes specific to our business, such as the timing of our launch of new products currently in development, increasing reliance on digital health products and connected devices, and our potential expansion of commercial sales in international markets, combine to make it more difficult for us to predict our future sales and operating results, as well as our expected timeframe to achieve profitability. In assessing our business prospects, you should consider these factors as well as the various risks and difficulties frequently encountered by companies in competitive and rapidly evolving markets, particularly those companies that manufacture and sell medical devices.
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
We depend on a limited number of third-party suppliers for certain components and products, and the loss of any of these suppliers, their inability to provide us with an adequate supply of components or products, or our inability to adequately forecast customer demand, could harm our business.*
We currently rely, and expect to continue to rely, on third-party suppliers to supply components of our current products and our potential future products, including our single-use insulin cartridges. For example, we rely on plastic injection molding companies to provide plastic molded components, electronic manufacturing suppliers to provide electronic assemblies, and machining companies to provide machined mechanical components. We also purchase all of our infusion sets and pump accessories from third-party suppliers. For our business strategy to be successful, our suppliers must be able to provide us with components and products in sufficient quantities, in compliance with regulatory requirements and quality control standards, in accordance with agreed-upon specifications, at acceptable costs and on a timely basis.
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

We may also have difficulty obtaining components from other suppliers that are acceptable to the FDA or other comparable foreign regulatory authorities, or Notified Bodies, and the failure of our suppliers to comply with regulatory requirements could expose us to regulatory action including warning letters, product recalls, termination or interruption of distribution, operating restrictions, product seizures, delays in obtaining approval or clearance of future products, suspension or withdrawal of approvals, clearances, or certification, fines, civil penalties, or criminal prosecution. Such a failure by our suppliers could also require us to cease using the components, seek alternative components or technologies, and modify our products to incorporate alternative components or technologies, which could necessitate additional regulatory clearances, certifications, or approvals. Any disruption of this nature, or any increased expenses associated with any such disruption, could negatively impact our ability to manufacture our products on a timely basis, in sufficient quantities, or at all, which could harm our commercialization efforts and have a material adverse impact on our operating results.
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

•foreign taxes, including withholding and payroll taxes;

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
Risks Related to Our Future Financings and Financial Results
We may need or otherwise determine to raise additional funds in the future and if we are unable to raise additional funds when necessary or desirable, we may not be able to achieve our strategic objectives.*
As of March 31, 2024, we had $467.8 million in cash, cash equivalents and short-term investments. Our management expects the continued growth of our business, including the expansion of our customer service infrastructure to support our growing base of customers, our plans to continue expanding commercial sales of our products outside of the United States, the growth of our manufacturing and warehousing operations, and the increase of our facility footprint to accommodate additional headcount and R&D activities, will continue to increase our expenses. In addition, the amount of our future product sales is difficult to predict and actual sales may not be in line with our forecasts. Accordingly, our future capital requirements will depend on many factors, including:
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
Risks Related to Privacy and Security
We may be subject to stringent and evolving U.S. and foreign laws, regulations, and rules, contractual obligations, policies and other obligations related to data privacy and security. Our actual or perceived failure to comply with such obligations could lead to regulatory investigations or actions; litigation (including class claims) and mass arbitration demands; fines and penalties; disruptions of our business operations; reputational harm; loss of revenue or profits; loss of customers or sales; and other adverse business consequences.*
In the ordinary course of business, we process personal data. Our data processing activities may subject us to numerous data privacy and security obligations, such as various laws, regulations, guidance, industry standards, external and internal data privacy and security policies, and contractual requirements.
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
In recent years, numerous U.S. states—including California, Virginia, Colorado, Connecticut, and Utah—have enacted comprehensive data privacy laws that impose certain obligations on covered businesses, including providing specific disclosures in privacy notices and affording residents with certain rights concerning their personal data. As applicable, such rights may include the right to access, correct, or delete certain personal data, and to opt-out of certain data processing activities, such as targeted advertising, profiling, and automated decision-making. The exercise of these rights may impact our business and ability to provide our products and services. These state laws also allow for statutory fines for noncompliance. For example, as per the California Consumer Privacy Act of 2018 (CCPA), as amended by the California Privacy Rights Act of 2020 (CPRA) (collectively, “CCPA”), noncompliance may carry fines of up to 7,500 U.S. Dollars per intentional violation; the CCPA also allows private litigants affected by certain data breaches to recover significant statutory damages. While these laws generally exempt some data processed in the context of clinical trials and data governed by HIPAA, these developments further complicate compliance efforts, and increase legal risk and compliance costs for us, the third parties with whom we work, and our customers. Similar laws are being considered in several other states, as well as at the federal and local levels, and we expect more states to pass similar laws in the future.

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
We may be subject to certain new laws governing the privacy of consumer health data. For example, Washington’s My Health My Data Act (“MHMD”) broadly defines consumer health data, places restrictions on processing such data (including imposing stringent requirements for consent), provides consumers certain rights with respect to their health data, and creates a private right of action to allow individuals to sue for violations of the law. Other states are considering and may adopt similar laws.

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
Additionally, under various privacy laws and other obligations, we may be required to obtain certain consents to process personal data. For example, some of our data processing practices may be challenged under wiretapping laws, if we obtain consumer information from third parties through various methods, including chatbot and session replay providers, or by third-party marketing pixels. These practices may be subject to increased challenges by class action plaintiffs. Our inability or failure to obtain consent for these practices could result in adverse consequences, including class action litigation and mass arbitration demands.
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
Obligations related to data privacy are quickly changing, becoming increasingly stringent, and creating uncertainty. Additionally, these obligations may be subject to differing applications and interpretations, which may be inconsistent or conflict among jurisdictions. Preparing for and complying with these obligations requires us to devote significant resources, which may necessitate changes to our services, information technologies, systems, and practices and to those of any third parties with whom we work. In addition, these obligations may require us to change our business model. We may at times fail (or be perceived to have failed) in our efforts to comply with our data privacy obligations. Moreover, despite our efforts, our employees and personnel or third parties with whom we work, may fail to comply with such obligations, which could negatively impact our business operations. In addition, a shift in consumers’ data privacy expectations or other social, economic or political developments could impact the regulatory enforcement of these obligations, which could increase the cost of and complicate our compliance with applicable obligations.
If we or the third parties with whom we work fail, or are perceived to have failed to address or comply with applicable data privacy obligations, we could face significant consequences, including but not limited to: government enforcement actions (e.g., investigations, fines, penalties, audits, inspections, and similar); litigation (including class-action claims) and mass arbitration demands; additional reporting requirements and/or oversight; bans on processing of personal data; orders to destroy or not use personal data; and imprisonment of company officials. In particular, plaintiffs have become increasingly more active in bringing data privacy-related claims against companies, including class claims and mass arbitration demands. Some of these claims allow for the recovery of statutory damages on a per violation basis; if viable, these claims carry the potential for monumental statutory damages, depending on the volume of personal data and the number of violations.
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
If our information technology systems or those of third parties with whom we work, our data, or our software are or were compromised, we could experience adverse consequences resulting from such compromise, including but not limited to regulatory investigations or actions; litigation; fines and penalties; disruptions of our business operations; harm to our reputation; loss of revenue or profits; loss of customers or sales; and other adverse consequences.*
In the ordinary course of business, the efficient operation of our business depends on our information technology and communication systems, as well as those of our suppliers, contract manufacturers, distributors and other third parties with whom we work. We and the third parties with whom we work collect, receive, store, process, use, generate, disclose, make accessible, protect, secure, dispose of, share, and transmit confidential, personal, or other sensitive data, including health information, proprietary sales and marketing data, accounting and financial information, manufacturing and quality records, inventory management data, product development tasks, research and development data, customer service and technical support information. These systems and the underlying data are vulnerable to damage or interruption from a number of causes, including earthquakes, fires, floods and other natural disasters, terrorist attacks, attacks by computer viruses or hackers, malware, ransomware or other destructive software, cyber-attacks, social-engineering attacks (including phishing and deep fakes, which may be increasingly more difficult to identify as fake), malicious code, denial-of-service attacks, credential harvesting, supply chain attacks, power losses, and computer system, data network failures, and other similar threats.
Cyber-attacks, malicious internet-based activity, online and offline fraud, and other similar activities threaten the confidentiality, integrity, and availability of our sensitive information and information technology systems, and those of the third parties with whom we work. Such threats are prevalent and continue to rise, are increasingly difficult to detect, and come from a variety of sources, including traditional computer “hackers,” threat actors, “hacktivists,” organized criminal threat actors, personnel (such as through theft or misuse), sophisticated nation states, and nation-state-supported actors.
Some actors now engage and are expected to continue to engage in cyber-attacks, including without limitation nation-state actors for geopolitical reasons and in conjunction with military conflicts and defense activities. During times of war and other major conflicts, we, and the third parties with whom we work may be vulnerable to a heightened risk of these attacks, including retaliatory cyber-attacks, that could significantly disrupt our systems and operations, supply chain, and ability to produce, sell and distribute our goods and services.
Our systems, those of the third parties with whom we work, and the underlying data are vulnerable to damage or interruption from a number of causes, including earthquakes, fires, floods and other natural disasters, terrorist attacks. We and the third parties with whom we work are also subject to a variety of evolving threats, including but not limited to, social-engineering attacks (including phishing and deep fakes, which may be increasingly more difficult to identify as fake), malicious code (such as viruses and worms), malware (including as a result of advanced persistent threat intrusions), denial-of-service attacks, credential stuffing, credential harvesting, supply chain attacks, personnel misconduct or error, ransomware attacks, software bugs, server malfunctions, software or hardware failures, loss of data or other information technology assets, adware, attacks enhanced or facilitated by AI, and other similar threats. Notably, severe ransomware attacks are becoming increasingly prevalent and can lead to significant interruptions in our operations, impact our ability to provide our products or services, loss of sensitive data and income, reputational harm, and diversion of funds. Extortion payments may alleviate the negative impact of a ransomware attack, but we may be unwilling or unable to make such payments due to, for example, applicable laws or regulations prohibiting such payments.

In addition, our insulin pumps and other products rely on software and hardware, some of which is developed by third-party service providers or other third parties with whom we work, that could contain vulnerabilities. We take steps designed to detect, mitigate and remediate vulnerabilities in our information systems (such as our hardware and/or software, including that of third parties with whom we work), but we may not be able to detect, mitigate, and remediate such vulnerabilities, including on a timely basis. Further, we may experience delays in developing and deploying remedial measures and patches designed to address identified vulnerabilities. Our risks may increase significantly due to the use of mobile and cloud-based applications in our medical devices. For example, while use of our Tandem Device Updater is designed to give us the ability to quickly recover from certain risks and/or vulnerabilities, the use of mobile applications enables third parties to store their information on mobile devices that we do not control. Vulnerabilities could be exploited and result in a security incident.
Any of the previously identified or similar threats and risks could cause a security incident or other interruption that could result in the unauthorized, unlawful or accidental disclosure, access, acquisition, modification, destruction, loss, alteration, or encryption of our sensitive information or our information technology systems or those of the third parties with whom we work. A security incident or other interruption could disrupt our ability (and that of third parties with whom we work) to provide our platform/products/services.
Furthermore, many of the third parties with whom we work are subject to similar risks. We rely on third parties and technologies to operate critical business systems to process sensitive information in a variety of contexts, including, without limitation, cloud-based infrastructure, data center facilities, encryption and authentication technology, employee email, and other functions and systems. Our ability to monitor information security practices of these third parties is limited, and these third parties may not have adequate information security measures in place. If the third parties with whom we work experience a security incident or other interruption, we could experience adverse consequences. While we may be entitled to damages if these third parties fail to satisfy their privacy- or security-related obligations to us, any award may be insufficient to cover our damages, or we may be unable to recover such an award. In addition, supply chain attacks have increased in frequency and severity, and we cannot guarantee that infrastructure belonging to these third parties in our supply chain, or the supply chains of third parties with whom we work have not been compromised.
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
We may expend significant resources or modify our business activities to try to protect against security incidents. Whether or not our security measures and those of the third parties with whom we work are ultimately successful, our expenditures on those measures could have an adverse impact on our financial condition and results of operations, and divert management’s attention from pursuing our strategic objectives. Certain data privacy and security obligations may require us to implement and maintain reasonable or specific security measures or industry standards to protect our information technology systems and sensitive information.
Applicable data privacy and security obligations may require us to notify relevant stakeholders, including affected individuals, customers, regulators, and investors, of security incidents. Such disclosures are costly, and the disclosure or the failure to comply with such requirements could lead to adverse consequences. Whether a security incident is reportable to our investors may not be straightforward, may take considerable time to determine, and may be subject to change as the investigation of the incident progresses, including changes that may significantly alter any initial disclosure that we provide. If we (or a third party with whom we work) experience a security incident (such as the phishing attack we experienced in 2020) or are perceived to have experienced a security incident, we may experience adverse consequences, such as government enforcement actions (for example, investigations, fines, penalties, audits, and inspections); additional reporting requirements and/or oversight; restrictions on processing sensitive information (including personal data); litigation (including class claims) and mass arbitration demands; indemnification obligations; negative publicity; reputational harm; loss of investor, partner or customer confidence in the effectiveness of our cybersecurity measures; monetary fund diversions; diversion of management attention; interruptions in our operations (including availability of data); financial loss; and other similar harms. Security incidents and attendant consequences may cause customers to stop using our products, prevent customers from using our products, deter new customers from using our products, and negatively impact our ability to grow and operate our business.

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
The failure of our information technology systems or those of the third parties with whom we work, or of our pumps’ software or other mobile or cloud applications to perform as we anticipate, or our failure to effectively identify, investigate and mitigate potential threats through ongoing maintenance and enhancement of software applications, information technology systems and privacy policies and controls, could disrupt our entire operation or adversely affect our software products or ability to provide our products and services. For example, we market our Tandem Device Updater as having the unique capability to deploy software updates to our pumps, which allows customers remote access to new and enhanced features. The failure of our Tandem Device Updater to provide software updates as we anticipate, including as a result of our inability to secure and maintain necessary regulatory approvals, the inability of our pumps to properly receive software updates, or errors, vulnerabilities or viruses embedded within the software being transmitted, or the failure of our customers to properly use the system to complete the update, could result in decreased sales, increased warranty costs, and harm to our reputation, any of which could have a material adverse effect on our business, financial condition and operating results.
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
From time to time, we may receive communications from third parties alleging our infringement of their intellectual property rights or offering a license to their intellectual property relating to products that we are currently developing could require us to do one or more of the following:

•stop selling current products, developing new products or using technology that allegedly infringes on third-party intellectual property;
•try to obtain a license to intellectual property from the third parties, which may not be available on reasonable terms or at all;
•try to re-design our products around third-party intellectual property;
•incur significant royalty payments and legal expenses; or
•pay substantial damages to the party whose intellectual property rights we are allegedly infringing.
For example, in November 2023, at the Unified Patent Court (the “UPC”), we filed a revocation action and an action for a declaration of non-infringement of EP Patent No. 2 196 231 B1 (the “’231 patent”) against Roche Diabetes Care GmbH. While Roche contends that Tandem’s t:slim X2 pump infringes on the ‘231 patent, we contend that our t:slim X2 pump does not practice the ‘231 patent. Furthermore, we contend that the claims of the ‘231 patent are invalid over the prior art. In February 2024, Roche filed an infringement action against Tandem and one of its distributors at the UPC contending that Tandem’s t:slim X2 pump infringes on the ‘231 patent.
In December 2023, F. Hoffman-La Roche AG and Roche Diabetes Care GmbH (collectively, “Roche”), filed an infringement action at the UPC against multiple defendants including Tandem Diabetes Care, Inc. and Tandem Diabetes Care Europe B.V. Roche alleges our t:slim X2 insulin pump, and the offering, marketing, using, importing, possessing, and supplying of such devices, infringe EP Patent No. 1 970 677 B1 (the “‘677 patent”). Roche seeks, among other things, damages and other monetary relief, costs and expenses of the legal proceedings, and an order to cease and desist the allegedly infringing activities. As the UPC is a new court system that came into effect in 2023, enforcement and litigation under the UPC is new and we cannot accurately predict the outcome of such proceedings.
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

Risks Related to Our Regulatory Environment
Our products and operations are subject to extensive governmental regulation, and failure to comply with applicable requirements could cause our business to suffer.*
The medical device industry is regulated extensively by governmental authorities, principally the FDA and corresponding state regulatory agencies in the United States, foreign regulatory authorities, and Notified Bodies in the EU. The regulations are very complex and are subject to rapid change and varying interpretations. Regulatory restrictions or changes could limit our ability to carry on or expand our operations or result in higher than anticipated costs or lower than anticipated sales. The FDA and other U.S. governmental agencies and comparable foreign regulatory authorities and Notified Bodies regulate numerous elements of our business, including:
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
Before we can market or sell a new regulated product or a significant modification to an existing product in the United States, we must obtain either clearance under Section 510(k) of the Food, Drug and Cosmetic Act (510(k) or approval of a pre-market approval (PMA) application from the FDA, unless an exemption from pre-market review applies. The process of obtaining regulatory clearances, certification, or approvals to market a medical device can be costly and time-consuming, which may be exacerbated if the FDA or other comparable regulatory authorities or Notified Bodies in the EU changes their clearance, certification, and approval policies, and we may not be able to obtain these clearances, certification for our proposed products or approvals on a timely basis or at all, including as a result of:

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
Since our inception we have been audited or inspected by various regulatory authorities and Notified Bodies on numerous occasions. We also regularly respond to routine inquiries from regulatory authorities and Notified Bodies. In some instances, these audits, inspections and inquiries result in findings that require us to take corrective actions, which could include changes to our internal policies, procedures or operations, revisions to our product labeling, issuances of customer notifications or the initiation of product recalls, any of which could result in product liability claims and lawsuits. Our failure to appropriately respond to these findings and take corrective action, or to comply with applicable regulations for any other reason, could jeopardize our ability to sell our products and result in enforcement actions such as fines, civil or criminal penalties, injunctions, warning letters, product recalls, operating restrictions, interruption of production, delays in the introduction of products into the market, refusal of the FDA or other comparable foreign regulatory authorities or Notified Bodies to grant future clearances, certification, or approvals, and the suspension or withdrawal of existing clearances, certifications, or approvals by the FDA, other comparable foreign regulatory authorities or Notified Bodies. Any of these sanctions could result in higher than anticipated costs, lower than anticipated sales, and diversion of management time and resources, any of which could have a material adverse effect on our reputation, business, financial condition and operating results.
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
Our failure to comply with U.S. federal and state fraud and abuse laws, including anti-kickback laws and other U.S. federal and state anti-referral laws, or comparable foreign legislation, could have a material, adverse impact on our business.*
The U.S. has numerous federal and state laws pertaining to healthcare fraud and abuse. Violations of these laws are punishable by criminal and civil sanctions, including, imprisonment, significant monetary penalties and exclusion from participation in federal funded programs such as Medicare and Medicaid.
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
•federal and state disclosure laws, such as the Physician Payments Sunshine Act, which require certain manufacturers, including medical device manufacturers, to submit annual data pertaining to payments or other transfers of value to covered recipients, including physicians and certain other healthcare providers, and teaching hospitals, as well as information regarding ownership and investment interests held by physicians and their immediate family members;
•federal and state laws governing the use, disclosure and security of personal information, including protected health information, such as HIPAA and the HITECH; and
•foreign and U.S. state law equivalents of each of the above federal laws which may apply to items or services reimbursed by any third-party payor, including commercial insurers.
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
Our relationships with healthcare providers and other third parties are subject to scrutiny under these laws. Violations of any of these laws and other applicable healthcare fraud and abuse laws may be punishable by criminal and civil sanctions, including significant fines and civil monetary penalties, the possibility of exclusion from federal healthcare programs (including Medicare and Medicaid), disgorgement and corporate integrity agreements, which impose, among other things, rigorous operational and monitoring requirements on companies. Any action against us for violation of these laws, even if we successfully defend against it, could result in a material adverse effect on our reputation, business, financial condition and operating results. Federal government agencies continue to issue proposed and final rules implementing additional process, controls and guidelines for compliance under these laws with which we will be required to comply. We cannot predict the impact of any changes in these laws and whether they might be retroactive. Further, the U.S. Department of Justice (DOJ) in conjunction with other federal agencies, has increased its scrutiny of interactions between healthcare companies and healthcare providers. Adjusting to new regulatory guidelines and responding to investigations can be time and resource-consuming and can divert management’s attention from our core business. Additionally, if we settle an investigation, we may be forced to agree to additional onerous compliance and reporting requirements as part of a consent decree or corporate integrity agreement. All of the foregoing could increase our costs or otherwise have an adverse effect on our business.
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
The advertising and promotion of medical devices in the EU is subject to Regulation 2017/745 on medical devices, Regulation 2017/746 on in vitro diagnostic medical devices, the related national law of individual EU Member States, or MDR, Directive 2006/114/EC concerning misleading and comparative advertising, and Directive 2005/29/EC on unfair commercial practices, as well as other national legislation of individual EU Member States governing the advertising and promotion of medical devices. EU Member States’ national legislation may also restrict or impose limitations on our ability to advertise our products directly to the general public. In addition, voluntary EU and national industry Codes of Conduct provide guidelines on the advertising and promotion of our products to the general public and may impose limitations on our promotional activities with healthcare professionals.
Legislative or regulatory healthcare reforms, or other regulatory reforms, may result in downward pressure on the price of and decrease reimbursement for our products, and uncertainty regarding the healthcare regulatory environment could have a material adverse effect on our business.*
The sales of our products depend in part on the availability of coverage and reimbursement from third-party payors such as government health administration authorities, private health insurers, health maintenance organizations and other healthcare-related organizations. Both the federal and state governments in the United States continue to propose and pass new legislation and regulations designed to, among other things, expand healthcare coverage to more individuals, contain or reduce the cost of healthcare, and improve the quality of healthcare outcomes. For example, the Patient Protection and Affordable Care Act, as amended by the Health Care and Education Reconciliation Act (collectively, the “Affordable Care Act”) has substantially changed the way healthcare is financed by both governmental and private insurers and encourages improvements in the quality of healthcare items and services. In the future, additional changes could be made to governmental healthcare programs that could significantly impact the success of our products. This legislation and regulation may result in decreased reimbursement for medical devices, which may create additional pressure to reduce the prices charged for medical devices. Reduced reimbursement rates could significantly decrease our revenue, which in turn would place significant downward pressure on our gross margins and impede our ability to become profitable. Further, on August 16, 2022, President Biden signed the Inflation Reduction Act of 2022 (the “IRA 2022”) into law, which among other things, extends enhanced subsidies for individuals purchasing health insurance coverage in the Affordable Care Act marketplaces through plan year 2025. The IRA 2022 also eliminates the “donut hole” under the Medicare Part D program beginning in 2025 by significantly lowering the beneficiary maximum out-of-pocket cost and through a newly established manufacturer discount program.

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
Moreover, in the EU, some EU Member States may, after a medical device is CE marked, require the completion of additional studies that compare the cost-effectiveness of a particular medical device candidate to currently available therapies. This Health Technology Assessment, or HTA process, which is currently governed by the national laws of the individual EU Member States, is the procedure according to which the assessment of the public health impact, therapeutic impact and the economic and societal impact of use of a given medical device in the national healthcare systems of the individual country is conducted. The outcome of HTA regarding specific medical device will often influence the pricing and reimbursement status granted to these products by the competent authorities of individual EU Member States. In December 2021, Regulation No 2021/2282 on HTA, amending Directive 2011/24/EU, was adopted in the EU. This Regulation, which entered into force in January 2022 will apply as of January 2025. It is intended to boost cooperation among EU Member States in assessing health technologies, including new medical devices, and providing the basis for cooperation at EU level for joint clinical assessments in these areas. The Regulation will permit EU Member States to use common HTA tools, methodologies, and procedures across the EU to identify promising technologies early, and continuing voluntary cooperation in other areas. Individual EU Member States will continue to be responsible for assessing non-clinical (e.g., economic, social, ethical) aspects of health technologies, and making decisions on pricing and reimbursement. If the conclusions of these assessments are negative, or compare our products unfavorably with competing products, this may impact our pricing and reimbursement status. If we are unable to obtain or maintain favorable pricing and reimbursement status in EU Member States for our medical devices or medical devices that we may successfully develop and for which we may obtain certification, any anticipated revenue from and growth prospects for those products in the EU could be negatively affected.
In addition, the exit of the UK from the EU, commonly referred to as “Brexit” could lead to regulatory divergence between the EU and the UK. On May 26, 2021, the MDR became applicable in the EU. However, the MDR is not applicable in the UK. In the UK, medical devices are governed by the Medical Devices Regulations 2002 (SI 2002 No 618, as amended) (UK MDR 2002) which, for the time being, retains a regulatory framework similar to the framework set out by the MDD. The government plans to introduce new legislation governing medical devices with an aim for core aspects of the future regime for medical devices to apply from July 1, 2025. New legislation has been proposed and is also anticipated for adoption during 2024 to bring into force strengthened post-market surveillance requirements ahead of the wider future regulatory regime. Should the UK or Great Britain further diverge from the EU from a regulatory perspective, tariffs could be put into place in the future. We could therefore, both now and in the future, face significant additional expenses to operate our business, which could significantly and materially harm or delay our ability to generate revenue or achieve profitability of our business. Any further changes in international trade, tariff and import/export regulations as a result of Brexit or otherwise may impose unexpected duty costs or other non-tariff barriers on us. These developments, or the perception that any of them could occur, may significantly reduce global trade and, in particular, trade between the EU and the UK.

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
Our tax obligations and effective tax rate in the jurisdictions in which we conduct business could increase, including as a result of the base erosion and profit shifting (BEPS) project that is being led by the Organization for Economic Co-operation and Development (OECD), and other initiatives led by the OECD or the European Commission. For example, the OECD is leading work on proposals, commonly referred to as “BEPS 2.0,” which, if and to the extent implemented, would make important changes to the international tax system. These proposals are based on two “pillars,” involving the reallocation of taxing rights in respect of certain multinational enterprises above a fixed profit margin to the jurisdictions in which they carry on business (subject to certain revenue threshold rules which we do not currently meet but may meet in the future) (referred to as “Pillar One”) and imposing a minimum effective corporate tax rate on certain multinational enterprises (referred to as “Pillar Two”). A number of countries in which we conduct business, including through our subsidiaries, such as the Netherlands and Switzerland, have enacted with effect from January 1, 2024, or are in the process of enacting, core elements of the Pillar Two rules. Based on our current understanding of the minimum revenue thresholds contained in the Pillar Two proposal, we expect that we are likely to fall within the scope of its rules in the short-to-medium term. The OECD has issued administrative guidance providing transition and safe harbor rules in relation to the implementation of the Pillar Two proposal. We are monitoring developments and evaluating the potential impacts of these new rules, including on our effective tax rates, and considering our eligibility to qualify for these safe harbor rules.

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

Risks Related to Our Indebtedness
We have incurred a significant amount of indebtedness, and the agreements governing such indebtedness subject us to required debt service payments, as well as financial and operational covenants, any of which may restrict our financial flexibility and affect our ability to operate our business.*
From time to time, we have financed our liquidity needs under various credit arrangements and we may borrow additional funds in the future. For example, in May 2020, we completed the offering of $287.5 million aggregate principal amount of 1.50% Convertible Senior Notes due 2025 (the 2025 Notes), which are governed by the terms of an indenture (the 2025 indenture). In March 2024, we completed the offering of $316.25 million aggregate principal amount of 1.50% Convertible Senior Notes due 2029 (the 2029 Notes and, together with the 2025 Notes, the Notes), which are governed by the terms of an indenture (the 2029 indenture and, together with the 2025 Notes, the indentures). In March 2024, we used the proceeds from the offering of the 2029 Notes to repurchase approximately $246.7 million aggregate principal amount of the 2025 Notes in privately negotiated transactions with holders of the 2025 Notes and as of March 31, 2024, we had approximately $40.8 million aggregate principal amount of the 2025 Notes outstanding. The Notes are our senior unsecured obligations, and interest on the Notes is payable in cash semi-annually at a rate of 1.50% per year.
Our failure to comply with certain obligations under the Notes, or inability to make required debt service payments, could result in an event of default under the relevant indenture. A default, if not cured or waived, could result in acceleration of the indebtedness, which could have a material adverse effect on our business, financial condition and liquidity. Further, if our indebtedness is accelerated, we cannot be certain that cash will be available to pay the indebtedness and we may not have the ability to refinance the indebtedness on terms satisfactory to us or at all.
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
We may not have sufficient cash or be able to obtain financing to repurchase the Notes upon a fundamental change, or to settle conversions of the Notes.*
Holders of the Notes have the right to require us to repurchase their Notes upon the occurrence of a fundamental change (as defined in the applicable indenture governing the Notes) at a repurchase price equal to 100% of the principal amount of the Notes to be repurchased, plus accrued and unpaid interest, if any. In addition, upon conversion of the Notes, unless we elect to deliver solely shares of our common stock to settle such conversion, we will be required to settle all or a portion of our conversion obligation through the payment of cash, which could adversely affect our liquidity. However, we may not have enough available cash or be able to obtain financing at the time we are required to make repurchases of the Notes or settle conversions of the Notes. In addition, our ability to repurchase the Notes or to pay cash upon conversions of the Notes may be limited by agreements governing our future indebtedness. Our failure to repurchase Notes at a time when the repurchase is required by the indenture, or to pay any cash payable on future conversions of the Notes as required by the indenture, would constitute an event of default under the indenture. A default under an indenture, or the fundamental change itself, could also lead to a default under agreements governing our existing or future indebtedness, including the other indenture. If the repayment of the related indebtedness were to be accelerated after any applicable notice or grace periods, we may not have sufficient funds to repay the indebtedness and repurchase the notes or make cash payments upon conversions thereof.
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
Certain provisions in the indentures governing the Notes may delay or prevent an otherwise beneficial takeover attempt.*
Certain provisions in the indenture governing the Notes may make it more difficult or expensive for a third party to acquire us. For example, the terms of the Notes require us to offer to repurchase the Notes in the event of a fundamental change and, in certain circumstances, to increase the conversion rate for a holder that converts its Notes in connection with a make-whole fundamental change (as defined in the indenture governing the Notes). A takeover of the Company may trigger the requirement that we offer to repurchase the Notes and/or increase the conversion rate of the Notes for a holder that elects to convert its Notes, which could make it more costly for a potential acquirer to engage in such takeover. These and other provisions set forth in the indenture may have the effect of delaying or preventing a takeover of the Company that would otherwise be beneficial to investors.

The Capped Call Transactions may affect the value of the Notes and our common stock.*
In connection with the issuance of the 2025 Notes, we entered into capped call transactions (the 2025 Capped Call Transactions) with certain financial institutions (the option counterparties) and in connection with the issuance of the 2029 Notes, we entered into capped call transactions (the 2029 Capped Call Transactions and, together with the 2025 Capped Call Transactions, the Capped Call Transactions) with certain financial institutions (the 2029 option counterparties and, together with the 2025 option counterparties, the option counterparties). The Capped Call Transactions are expected generally to reduce the potential dilution to our common stock upon any conversion of the Notes and/or offset any cash payments we are required to make in excess of the principal amount of converted Notes, as the case may be, with such reduction and/or offset subject to a cap.
The option counterparties or their respective affiliates may modify their hedge positions by entering into or unwinding various derivatives with respect to our common stock and/or purchasing or selling our common stock or other securities of ours in secondary market transactions before the applicable maturity of the Notes. This activity could also cause or avoid an increase or a decrease in the market price of our common stock or the Notes, which could affect a Note holder’s ability to convert the Notes.
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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.
The following table provides information about purchases by the Company of its shares of common stock during the three-months ended March 31, 2024:

Period	Total number of shares purchased(1)	Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs(1)	Maximum dollar value of shares that may yet be purchased under the plans or programs(1)
March 5, 2024	1,106,806	$27.105	1,106,806	$—
(1) On March 4, 2024, concurrently with the announcement of the offering of the 2029 Notes, we announced in a press release our plan to purchase up to $30.0 million of our outstanding common stock from purchasers of the 2029 Notes in privately negotiated transactions, at a purchase price per share equal to the closing price of our common stock on the date of pricing of the 2029 Notes offering, to be effected concurrently with the pricing of the 2029 Notes offering. The pricing of the 2029 Notes offering and the completion of the foregoing repurchase of our outstanding common stock occurred on March 5, 2024.

See Note 7, “Debt,” to the condensed consolidated financial statements in Part 1, Item 1 of this Quarterly Report for additional information on the repurchase transaction.

Item 5. Other Information.
None.

Item 6. Exhibits.

		Incorporated by Reference				Provided Herewith
Exhibit Number	Exhibit Description	Form	File No.	Date of First Filing	Exhibit Number
3.1	Amended and Restated Certificate of Incorporation of the Registrant (as amended and currently in effect).	10-Q	001-36189	August 3, 2023	3.1
3.2	Amended and Restated Bylaws of the Registrant (as amended and currently in effect).	10-Q	001-36189	August 3, 2023	3.2
4.1	Indenture, dated as of March 8, 2024, by and between the Company and U.S. Bank Trust Company, National Association, as Trustee.	8-K	001-36189	March 11, 2024	4.1
4.2	Form of Global Note, representing the Company’s 1.50% Convertible Senior Notes due 2029 (included as Exhibit A to the Indenture filed as Exhibit 4.1).	8-K	001-36189	March 11, 2024	4.2
10.1	Form of Confirmation for Capped Call Transaction	8-K	001-36189	March 11, 2024	10.1
31.1	Certification of John F. Sheridan, Chief Executive Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					X
31.2	Certification of Leigh A. Vosseller, Chief Financial Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					X
32.1*	Certification of John F. Sheridan, Chief Executive Officer, pursuant to U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					X
32.2*	Certification of Leigh A. Vosseller, Chief Financial Officer, pursuant to U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					X
101.INS	Inline XBRL Instance Document.					X
101.SCH	Inline XBRL Taxonomy Extension Schema Document.					X
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.					X
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.					X
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.					X
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.					X
104	Cover Page Interactive Data File (embedded within the Inline XBRL Document contained in Exhibit 101).					X

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

Tandem Diabetes Care, Inc.

Dated: May 2, 2024	By:	/s/ John F. Sheridan
John F. Sheridan President and Chief Executive Officer (on behalf of the registrant and as the registrant’s Principal Executive Officer)

Dated: May 2, 2024	By:	/s/ Leigh A. Vosseller
Leigh A. Vosseller Executive Vice President, Chief Financial Officer and Treasurer (Principal Financial and Accounting Officer)