Form 10-Q
period 2024-06-30
TANDEM DIABETES CARE INC
filed 2024-08-01
CIK 1438133

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
____________________________________________________________________________________________
FORM 10-Q
_____________________________________________________________________________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended June 30, 2024
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.   ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No   ☒
As of July 29, 2024, there were 65,464,900 shares of the registrant’s Common Stock outstanding.

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements.
TANDEM DIABETES CARE, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except par value)

	June 30,	December 31,
	2024	2023
Assets	(Unaudited)	(Note 1)
Current assets:
Cash and cash equivalents	$47,697	$58,868
Short-term investments	404,718	409,044
Accounts receivable, net	98,117	105,555
Inventories	161,661	157,937
Prepaid and other current assets	21,195	16,585
Total current assets	733,388	747,989
Property and equipment, net	78,626	76,542
Operating lease right-of-use assets	88,243	87,791
Other long-term assets	37,246	40,336
Total assets	$937,503	$952,658
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$47,776	$49,586
Accrued expenses	13,225	12,726
Employee-related liabilities	42,871	43,430
Current portion of convertible senior notes, net	40,540	—
Operating lease liabilities	17,790	17,060
Deferred revenue	44,200	43,994
Other current liabilities	34,208	28,462
Total current liabilities	240,610	195,258
Convertible senior notes, net - long-term	307,392	285,035
Operating lease liabilities - long-term	111,392	113,572
Deferred revenue - long-term	11,736	13,331
Other long-term liabilities	32,498	31,830
Total liabilities	703,628	639,026
Commitments and contingencies (Note 13)	—	—
Stockholders’ equity:
Common stock, $0.001 par value; 200,000 shares authorized, 65,435 and 65,552 shares issued and outstanding at June 30, 2024 and December 31, 2023, respectively.	65	66
Additional paid-in capital	1,260,392	1,263,997
Accumulated other comprehensive income (loss)	(1,253)	1,369
Accumulated deficit	(1,025,329)	(951,800)
Total stockholders’ equity	233,875	313,632
Total liabilities and stockholders’ equity	$937,503	$952,658
See accompanying notes to unaudited condensed consolidated financial statements.

TANDEM DIABETES CARE, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)
(Unaudited)
(In thousands, except per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Sales	$221,910	$195,917	$413,584	$365,300
Cost of sales	109,116	94,182	206,118	180,658
Gross profit	112,794	101,735	207,466	184,642
Operating expenses:
Selling, general and administrative	94,242	97,610	184,348	187,424
Research and development	49,326	42,933	95,570	85,093
Acquired in-process research and development expenses	—	—	—	78,750
Total operating expenses	143,568	140,543	279,918	351,267
Operating loss	(30,774)	(38,808)	(72,452)	(166,625)
Other income (expense), net:
Interest income and other, net	2,824	5,784	8,138	11,649
Interest expense	(1,793)	(1,605)	(3,690)	(3,239)
Loss on extinguishment of debt	—	—	(1,268)	—
Total other income (expense), net	1,031	4,179	3,180	8,410
Loss before income taxes	(29,743)	(34,629)	(69,272)	(158,215)
Income tax expense	1,071	1,146	4,257	1,433
Net loss	$(30,814)	$(35,775)	$(73,529)	$(159,648)
Other comprehensive income (loss):
Unrealized gain (loss) on short-term investments	$(463)	$(298)	$(1,759)	$1,451
Foreign currency translation gains (losses)	145	(802)	(863)	(827)
Comprehensive loss	$(31,132)	$(36,875)	$(76,151)	$(159,024)

Net loss per share - basic and diluted	$(0.47)	$(0.55)	$(1.13)	$(2.47)
Weighted average shares used to compute basic and diluted net loss per share	64,994	64,830	65,160	64,690
See accompanying notes to unaudited condensed consolidated financial statements.

TANDEM DIABETES CARE, INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(Unaudited)
(In thousands)

Three Months Ended June 30, 2024

	Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Total Stockholders’ Equity
	Shares	Amount
Balance at March 31, 2024	64,563	$65	$1,238,449	$(935)	$(994,515)	$243,064
Exercise of stock options	55	—	1,149	—	—	1,149
Vesting of restricted stock units, net of shares withheld for taxes	415	—	(10,438)	—	—	(10,438)
Issuance of common stock for Employee Stock Purchase Plan	402	—	6,286	—	—	6,286
Stock-based compensation expense	—	—	24,946	—	—	24,946
Unrealized loss on short-term investments	—	—	—	(463)	—	(463)
Foreign currency translation gains	—	—	—	145	—	145
Net loss	—	—	—	—	(30,814)	(30,814)
Balance at June 30, 2024	65,435	$65	$1,260,392	$(1,253)	$(1,025,329)	$233,875

Six Months Ended June 30, 2024

	Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Total Stockholders’ Equity
	Shares	Amount
Balance at December 31, 2023	65,552	$66	$1,263,997	$1,369	$(951,800)	$313,632
Stock repurchase and retirement of shares	(1,107)	(1)	(29,999)	—	—	(30,000)
Exercise of stock options	70	—	1,397	—	—	1,397
Vesting of restricted stock units, net of shares withheld for taxes	518	—	(12,197)	—	—	(12,197)
Issuance of common stock under Employee Stock Purchase Plan	402	—	6,286	—	—	6,286
Stock-based compensation expense	—	—	46,537	—	—	46,537
Purchase of capped call options related to convertible notes due 2029	—	—	(15,813)	—	—	(15,813)
Unwind of capped call options related to convertible notes due 2025	—	—	184	—	—	184
Unrealized loss on short-term investments	—	—	—	(1,759)	—	(1,759)
Foreign currency translation losses	—	—	—	(863)	—	(863)
Net loss	—	—	—	—	(73,529)	(73,529)
Balance at June 30, 2024	65,435	$65	$1,260,392	$(1,253)	$(1,025,329)	$233,875
See accompanying notes to unaudited condensed consolidated financial statements.

Three Months Ended June 30, 2023

	Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total Stockholders’ Equity
	Shares	Amount
Balance at March 31, 2023	64,609	$65	$1,191,843	$(93)	$(853,062)	$338,753
Exercise of stock options	18	—	305	—	—	305
Vesting of restricted stock units, net of shares withheld for taxes	186	—	(3,163)	—	—	(3,163)
Issuance of common stock for Employee Stock Purchase Plan	249	—	6,804	—	—	6,804
Stock-based compensation expense	—	—	23,410	—	—	23,410
Unrealized loss on short-term investments	—	—	—	(298)	—	(298)
Foreign currency translation losses	—	—	—	(802)	—	(802)
Net loss	—	—	—	—	(35,775)	(35,775)
Balance at June 30, 2023	65,062	$65	$1,219,199	$(1,193)	$(888,837)	$329,234
See accompanying notes to unaudited condensed consolidated financial statements.
Six Months Ended June 30, 2023

	Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total Stockholders’ Equity
	Shares	Amount
Balance at December 31, 2022	64,513	$65	$1,170,888	$(1,817)	$(729,189)	$439,947
Exercise of stock options	63	—	1,162	—	—	1,162
Vesting of restricted stock units, net of shares withheld for taxes	237	—	(4,561)	—	—	(4,561)
Issuance of common stock under Employee Stock Purchase Plan	249	—	6,804	—	—	6,804
Exercise of common stock warrants	—	—	—	—	—	—
Stock-based compensation expense	—	—	44,906	—	—	44,906
Unrealized gain on short-term investments	—	—	—	1,451	—	1,451
Foreign currency translation losses	—	—	—	(827)	—	(827)
Net loss	—	—	—	—	(159,648)	(159,648)
Balance at June 30, 2023	65,062	$65	$1,219,199	$(1,193)	$(888,837)	$329,234
See accompanying notes to unaudited condensed consolidated financial statements.

TANDEM DIABETES CARE, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(In thousands)

	Six Months Ended June 30,
	2024	2023
Operating Activities
Net loss	$(73,529)	$(159,648)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization expense	8,151	7,661
Amortization of debt issuance costs	1,085	1,009
Provision for expected credit losses	3,723	2,758
Operating lease termination and other impairment charges	2,000	14,099
Accretion of discount or premium on short-term investments	348	1,755
Stock-based compensation expense	46,936	44,594
Loss on extinguishment of debt	1,268	—
Acquired in-process research and development expenses	—	78,750
Other	335	(280)
Changes in operating assets and liabilities:
Accounts receivable, net	2,862	13,553
Inventories	(5,157)	(35,945)
Prepaid and other current assets	(4,782)	(3,147)
Other long-term assets	93	(1,659)
Accounts payable and accrued expenses	241	5,557
Employee-related liabilities	(462)	(2,711)
Deferred revenue	(1,261)	2,946
Operating leases and other current liabilities	3,967	5,023
Other long-term liabilities	911	1,036
Net cash used in operating activities	(13,271)	(24,649)
Investing Activities
Purchases of short-term investments	(177,724)	(235,525)
Proceeds from maturities and redemptions of short-term investments	180,051	303,110
Purchases of property and equipment	(10,923)	(16,205)
Acquisitions, including in-process research and development, net of cash acquired	—	(69,496)
Purchases of intangible assets and strategic investments	—	(2,515)
Net cash used in investing activities	(8,596)	(20,631)
Financing Activities
Proceeds from issuance of convertible senior notes due 2029, net of $9,400 debt issuance costs	306,850	—
Repurchase of $246,740 principal amount of convertible senior notes due 2025	(246,123)	—
Payment for capped call transactions related to convertible senior notes due 2029	(15,813)	—
Repurchase and retirement of common stock	(30,000)
Proceeds from issuance of common stock under Company stock plans, net of cash used to settle withholding taxes on vested restricted stock	(4,513)	3,407
Other financing activities	183	—
Net cash provided by (used in) financing activities	10,584	3,407
Effect of foreign exchange rate changes on cash	112	107
Net increase (decrease) in cash and cash equivalents	(11,171)	(41,766)
Cash and cash equivalents at beginning of period	58,868	172,517
Cash and cash equivalents at end of period	$47,697	$130,751
Supplemental disclosures of cash flow information
Income taxes paid	$1,183	$1,771
Supplemental schedule of non-cash investing and financing activities
Operating lease right-of-use assets obtained in exchange for operating lease obligations	$3,783	$—
Purchases of property and equipment included in accounts payable	$1,505	$3,027
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
The Company manufactures, sells, and supports insulin pump products that are designed to address the evolving needs and preferences of differentiated segments of the insulin-dependent diabetes market. The Company recently expanded its portfolio, which now includes both the t:slim X2 Insulin Delivery System (t:slim X2) and the Tandem Mobi insulin pumps. Both pumps have an advanced algorithm for managing insulin delivery, using information received from integrated continuous glucose monitoring (CGM) sensors. The software on the insulin pump products may be updated remotely by the individual users as new advancements become available and are compatible with other complementary digital health offerings, such as the mobile application and cloud-based diabetes management applications. The Company’s insulin pump products are generally considered durable medical equipment and have an expected lifespan of at least four years. In addition to insulin pumps, the Company sells single-use products that are used together with the pumps and are replaced every few days, including cartridges for storing and delivering insulin, and infusion sets that connect the insulin pump to a user’s body.
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
2. Summary of Significant Accounting Policies
There have been no material changes to the Company’s significant accounting policies during the six months ended June 30, 2024, as compared to those disclosed in the Company’s 2023 Annual Report.

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
Intangible Assets Subject to Amortization
Finite-lived intangible assets are recorded at cost, net of accumulated amortization and, if applicable, impairment charges. Amortization of finite-lived intangible assets is recognized over their estimated useful lives on a straight-line basis. The Company did not recognize any intangible asset impairment losses during the three and six months ended June 30, 2024 and 2023.
Strategic Investments
The Company held equity investments totaling $30.4 million and $10.1 million in private companies at June 30, 2024 and December 31, 2023, respectively. The investments were included as a component of other long-term assets on the condensed consolidated balance sheets at June 30, 2024 and December 31, 2023. The investments are carried at cost minus impairment, if any, adjusted for changes in observable prices. The Company monitors these investments to evaluate whether any increase or decline in its value has occurred, based on the implied value of recent company financings, public market prices of comparable companies and general market conditions.
During the three and six months ended June 30, 2024, the Company recorded an impairment charge of $2.0 million related to one of its investments in a private company. The Company did not record any impairment charges related to its strategic investments in the three and six months ended June 30, 2023.
Approximately $22.2 million of the total strategic investments balance was previously held in the form of subordinated convertible notes of one private investee company. The subordinated notes were converted into equity of the private company at final maturity, which occurred in June 2024. As a result of the note conversion, the Company received shares of the private investee company. As of June 30, 2024, and December 31, 2023, each of the Company’s equity investments in private companies represented less than 15% of the outstanding equity of the respective private company.

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
Revenue Recognition for Arrangements with Multiple Performance Obligations
The Company considers the individual deliverables in its product offerings to be separate performance obligations. The transaction price is determined based on the consideration expected to be received, based either on the stated value in contractual arrangements or the estimated cash to be collected in non-contracted arrangements. The Company allocates the consideration to the individual performance obligations and recognizes the consideration based on when the performance obligation is satisfied, considering whether or not this occurs at a point in time or over time. Generally, insulin pumps, cartridges, infusion sets, and accessories are deemed performance obligations that are satisfied at a point in time when the customer obtains control of the promised good, which typically is upon shipment for our distributor arrangements and upon receipt for sales directly to individual customers. Complementary products, such as the Company’s data management and software update platforms, are considered distinct performance obligations that are satisfied over time, as access and support for these products is provided throughout the typical four-year warranty period of the insulin pumps. Accordingly, revenue related to the complementary products is deferred and recognized over a four-year period. Where there is no standalone value for the complementary product, the Company determines its value by applying the expected cost plus a margin approach and then allocates the residual to the insulin pumps.
Revenue Recognition for Tandem Choice Program
In September 2022, the Company launched a new technology access program referred to as Tandem Choice, that provides eligible, in-warranty t:slim X2 customers in the United States with the flexibility to obtain the newest hardware platform, Tandem Mobi, when commercially available. Participating customers have the right to purchase the alternative Tandem pump for a fee, referred to as a choice right. The program was determined to create a material right for which a portion of each t:slim X2 pump transaction price was allocated and deferred.
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
The Company will recognize the deferred amount of sales at the earlier of when the obligations under the Tandem Choice program are satisfied or when the program expires. If a customer elects to participate in the program, the Company will recognize upgrade fees received, and the associated cost of goods sold at the time of fulfilling the obligation. For the six months ended June 30, 2024, the Company deferred $1.1 million of pump sales that qualified for Tandem Choice, and recognized incremental sales of $0.2 million from individual Tandem Choice fulfillments.
At June 30, 2024 and December 31, 2023, current deferred revenue balance was $31.0 million and $30.6 million, respectively, related to the Tandem Choice program.
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

As of June 30, 2024 and December 31, 2023, total estimated sales rebates were included in the following condensed consolidated balance sheet accounts (in thousands):

	June 30, 2024	December 31, 2023
Other current liabilities	$490	$505
Other long-term liabilities	8,494	8,042
Total sales rebate	$8,984	$8,547
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
The following table provides a reconciliation of the changes in product warranty liabilities for the three and six months ended June 30, 2024 and 2023 (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Balance at beginning of the period	$37,638	$37,152	$37,173	$36,537
Provision for warranties issued during the period	9,581	8,915	19,990	17,288
Settlements made during the period	(9,062)	(7,385)	(18,099)	(15,068)
Increases (decreases) in warranty estimates	(801)	235	(1,708)	160
Balance at end of the period	$37,356	$38,917	$37,356	$38,917
As of June 30, 2024 and December 31, 2023, total product warranty reserves were included in the following condensed consolidated balance sheet accounts (in thousands):

	June 30, 2024	December 31, 2023
Other current liabilities	$18,155	$18,135
Other long-term liabilities	19,201	19,038
Total warranty reserve	$37,356	$37,173

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
For the three and six months ended June 30, 2024 and 2023, there was no difference in the weighted average number of shares used to calculate basic and diluted net loss per share due to the Company’s net loss position for each of the periods presented.
Potentially dilutive securities outstanding and not included in the calculation of diluted net loss per share (because inclusion would be anti-dilutive) are as follows (in thousands, in common stock equivalent shares):

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Options to purchase common stock	804	138	129	138
Unvested restricted stock units	3,322	2,032	2,865	1,677
Warrants to purchase common stock	194	194	194	194
Awards granted under the ESPP	59	32	29	16
Convertible senior notes (if-converted)	9,513	2,554	6,877	2,554
	13,892	4,950	10,094	4,579

3. Short-Term Investments
The Company invests in marketable securities primarily consisting of debt instruments of the United States Government, United States Government-sponsored enterprises, and financial institutions and corporations with strong credit ratings. The following represents a summary of the estimated fair value of short-term investments at June 30, 2024 and December 31, 2023 (in thousands):

At June 30, 2024	Amortized Cost	Gross Unrealized Gain	Gross Unrealized Loss	Estimated Fair Value
Available-for-sale securities:
United States Government-sponsored enterprises	$176,311	$37	$(754)	$175,594
United States Treasury securities	90,505	14	(189)	90,330
Commercial paper	45,520	1	(52)	45,469
Corporate debt securities	93,392	70	(137)	93,325
Total	$405,728	$122	$(1,132)	$404,718

At December 31, 2023	Amortized Cost	Gross Unrealized Gain	Gross Unrealized Loss	Estimated Fair Value
Available-for-sale securities:
United States Government-sponsored enterprises	$181,851	$518	$(215)	$182,154
United States Treasury securities	114,714	318	(28)	115,004
Commercial paper	72,505	33	(27)	72,511
Corporate debt securities	39,225	156	(6)	39,375
Total	$408,295	$1,025	$(276)	$409,044

The contractual maturities of available-for-sale debt securities as of June 30, 2024, were as follows (in thousands):

	Years to Maturity
At June 30, 2024	Within One Year	One to Two Years	Two to Three Years	Estimated Fair Value
United States Government-sponsored enterprises	$66,707	$30,914	$77,973	$175,594
United States Treasury securities	54,404	34,941	985	90,330
Commercial paper	45,469	—	—	45,469
Corporate debt securities	53,092	40,233	—	93,325
Total	$219,672	$106,088	$78,958	$404,718

The Company has classified all marketable securities, regardless of maturity, as short-term investments based upon the Company’s ability and intent to use any of those marketable securities to satisfy the Company’s liquidity requirements.
The Company reviews the portfolio of available-for-sale debt securities quarterly to determine if any investment is impaired due to changes in credit risk or other potential valuation concerns. Unrealized losses on available-for-sale debt securities at June 30, 2024 were primarily due to an increase in market interest rates after certain debt securities were purchased. The Company does not intend to sell the available-for-sale debt securities that are in an unrealized loss position, and it is not more likely than not that the Company will be required to sell these debt securities before recovery of their amortized cost bases, which may be at maturity. Based on the credit quality of the available-for-sale debt securities in an unrealized loss position, and the Company’s estimates of future cash flows to be collected from those securities, the Company believes the unrealized losses are not credit losses. Accordingly, the Company did not record an allowance for credit losses related to its available-for-sale debt securities at June 30, 2024 and December 31, 2023.

4. Composition of Certain Financial Statement Items
Accounts Receivable
Accounts receivable, net consisted of the following at June 30, 2024 and December 31, 2023 (in thousands):

	June 30,	December 31,
	2024	2023
Accounts receivable	$103,342	$110,453
Less: allowance for credit losses	(5,225)	(4,898)
Accounts receivable, net	$98,117	$105,555

Allowance for Credit Losses
The following table provides a reconciliation of the changes in the allowance for estimated accounts receivable credit losses for the three and six months ended June 30, 2024 and 2023 (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Balance at beginning of the period	$4,923	$4,467	$4,898	$4,327
Provision for expected credit losses	1,525	1,372	3,723	2,758
Write-offs and adjustments, net of recoveries	(1,223)	(997)	(3,396)	(2,243)
Balance at end of the period	$5,225	$4,842	$5,225	$4,842

Inventories
Inventories consisted of the following at June 30, 2024 and December 31, 2023 (in thousands):

	June 30,	December 31,
	2024	2023
Raw materials	$45,457	$42,783
Work-in-process	28,455	44,026
Finished goods	87,749	71,128
Total inventories	$161,661	$157,937

5. Fair Value Measurements
The following table presents information about the Company’s financial assets and liabilities measured at fair value on a recurring basis as of June 30, 2024 and December 31, 2023, and indicates the fair value hierarchy of the valuation techniques used by the Company to determine such fair value (in thousands):

	Fair Value Measurements at June 30, 2024
	Total	Level 1	Level 2	Level 3
Assets
Cash equivalents(1)	$34,513	$34,513	$—	$—
United States Government-sponsored enterprises	175,594	—	175,594	—
United States Treasury securities	90,330	90,330	—	—
Commercial paper	45,469	—	45,469	—
Corporate debt securities	93,325	—	93,325	—
Total assets	$439,231	$124,843	$314,388	$—

	Fair Value Measurements at December 31, 2023
	Total	Level 1	Level 2	Level 3
Assets
Cash equivalents(1)	$48,033	$48,033	$—	$—
United States Government-sponsored enterprises	182,154	—	182,154	—
United States Treasury securities	115,004	115,004	—	—
Commercial paper	72,511	—	72,511	—
Corporate debt securities	39,375	—	39,375	—
Supranational bonds	—	—	—	—
Total assets	$457,077	$163,037	$294,040	$—
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
There were no transfers into or out of Level 3 assets during the three months ended June 30, 2024 and 2023, respectively.

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
The Company’s convertible senior notes are carried at amortized cost on the condensed consolidated balance sheets (see Note 7, “Debt”). The Company estimated the fair value of its convertible senior notes based on Level 2 quoted market prices as follows (in thousands):

	Fair Value Measurements at
	June 30, 2024	December 31, 2023
Convertible Senior Notes due 2025	$39,130	$271,688
Convertible Senior Notes due 2029	438,701	*
Total fair value of outstanding convertible senior notes	$477,831	$271,688
* Not applicable as no notes were outstanding at this date.
In March 2024, the Company issued $316.3 million aggregate principal amount of the Company’s Convertible Senior Notes Due 2029, and repurchased $246.7 million of principal of the Company’s Convertible Senior Notes due 2025 (see Note 7, “Debt”).

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
Supplemental Lease Disclosure Information
The Company’s lease costs recorded in the condensed consolidated statements of operations were as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Operating lease cost	$3,564	$4,299	$7,081	$8,774
Short-term lease cost	21	124	43	220
Loss on lease termination and right-of-use asset impairment charges	—	11,224	—	11,224
Total lease cost	$3,585	$15,647	$7,124	$20,218
Maturities of operating lease liabilities at June 30, 2024 were as follows (in thousands):

Years Ending December 31,
2024	$8,874
2025	18,046
2026	17,946
2027	18,229
2028	14,714
Thereafter	90,004
Total undiscounted lease payments	167,813
Less: amount representing interest	(38,631)
Present value of operating lease liabilities	129,182
Less: current portion of operating lease liabilities	(17,790)
Operating lease liabilities - long-term	$111,392

The weighted-average remaining lease term and weighted-average discount rate for operating leases were as follows:

	June 30, 2024	December 31, 2023
Weighted-average remaining lease term (in years)	9.9	10.2
Weighted-average discount rate used to determine operating lease liabilities	5.3%	5.4%
Cash amounts paid included in the measurement of lease liabilities, representing operating cash flows, were $4.7 million and $4.4 million for the six months ended June 30, 2024 and 2023, respectively.

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
Concurrently, the Company also paid $1.3 million of accrued interest due at time of the note repurchase. As a result of the repurchase, the Company recognized a $1.3 million loss on extinguishment of debt in the condensed consolidated statement of operations for the six months ended June 30, 2024. The loss on extinguishment of debt included the unamortized debt issuance costs related to the portion of the 2025 Notes repurchased.
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
During the three months ended June 30, 2024, the conversion feature of the 2029 Notes was triggered and therefore the 2029 Notes are currently convertible, in whole or in part, at the option of the holders from July 1, 2024 through September 30, 2024. Whether the 2029 Notes will be convertible following the stated period will depend on the continued satisfaction of this condition or another conversion condition. The Company has not received any conversion notices through the issuance date of its condensed consolidated financial statements. The Company may elect to settle conversions of the 2029 Notes in shares of common stock. Since the Company has the ability and intent to settle conversions in shares of common stock, it continued to classify the 2029 Notes as long-term debt on its condensed consolidated balance sheet as of June 30, 2024.

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
The 2025 Notes are the Company’s senior unsecured obligations. Interest is payable in cash semi-annually in arrears beginning on November 1, 2020 at a rate of 1.50% per year. The 2025 Notes mature on May 1, 2025 unless repurchased, redeemed, or converted in accordance with their terms before the maturity date. As of June 30, 2024 the outstanding balance of the 2025 Notes was classified in current liabilities on the Company’s condensed consolidated balance sheets.

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
The net carrying amount of the Company’s convertible senior notes on the condensed consolidated balance sheets consisted of the following (in thousands):

	June 30, 2024	December 31, 2023
Principal amount:
Convertible Senior Notes Due 2025	$40,760	$287,500
Convertible Senior Notes Due 2029	316,250	*
Total principal amount	357,010	287,500
Unamortized debt issuance costs	(9,078)	(2,465)
Total debt, net	$347,932	$285,035
Less: current portion	$(40,540)	$—
Long-term senior convertible notes	$307,392	$285,035
* Not applicable as no notes were outstanding at this date.
As of June 30, 2024 and December 31, 2023, the if-converted value of the 2025 Notes did not exceed the principal amount. As of June 30, 2024, the if-converted value of the 2029 Notes exceeded the principal amount by $52.4 million.
The following table summarizes the effective interest rates for each of our convertible senior notes for the periods shown:

	June 30, 2024	June 30, 2023
Effective interest rate:
Convertible Senior Notes Due 2025	2.2%	2.2%
Convertible Senior Notes Due 2029	2.1%	*
* Not applicable as no notes were outstanding at this date.

The following table details interest expense related to the Notes recognized for the three and six months ended June 30, 2024, and 2023 (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Contractual interest expense	$1,339	$1,078	$2,484	$2,156
Amortization of debt issuance costs	435	450	902	897
Total interest expense	$1,774	$1,528	$3,386	$3,053

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

8. Stockholders’ Equity
Shares Reserved for Future Issuance
The following shares of the Company's common stock were reserved for future issuance at June 30, 2024 (in thousands):

Shares reserved for issuance upon conversion of Convertible Senior Notes	9,513
Shares underlying outstanding warrants	194
Shares underlying outstanding stock options	3,711
Shares underlying unvested restricted stock units	4,260
Shares authorized for issuance pursuant to awards granted under the ESPP	3,052
Shares authorized for future equity award grants	1,895
Total	22,625
Common Stock Warrants

Warrants outstanding to purchase shares of the Company's common stock as of June 30, 2024 were as follows:

Issue Date	Exercise Price Per Share	Warrants Outstanding	Expiration Date of Warrants Outstanding
March 2017	$23.50	193,788	March 2027

Each warrant allows the holder to purchase one share of common stock at the per share exercise price of the warrant.
Stock Incentive Plans
In May 2023, the Company’s stockholders approved the 2023 Long-Term Incentive Plan (2023 Plan), under which 2,602,184 shares of common stock were initially reserved for issuance. Under the 2023 Plan, the Company may grant stock options, stock appreciation rights, restricted stock and restricted stock units to individuals who are then employees, officers, directors or consultants of the Company. The 2023 Plan replaced the Company’s Amended and Restated 2013 Stock Incentive Plan (2013 Plan), and no further equity awards will be granted under the 2013 Plan. In May 2024, the Company’s stockholders approved the 2023 Long-Term Incentive Plan, as amended, to increase the number of shares authorized for issuance under the plan by 3,000,000 shares.

Stock-Based Compensation
The following table summarizes the allocation of stock-based compensation expense included in the condensed consolidated statements of operations for all stock-based compensation arrangements (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Cost of sales	$1,760	$1,749	$3,830	$3,343
Selling, general and administrative	15,518	14,871	28,807	28,982
Research and development	7,619	6,781	14,299	12,269
Total stock-based compensation expense	$24,897	$23,401	$46,936	$44,594
The total stock-based compensation expense capitalized as part of the cost of the Company’s inventories was $1.6 million at June 30, 2024, and $2.0 million at December 31, 2023.
Restricted Stock Units
Restricted stock units (RSUs) have a grant value equal to the closing price of the Company’s common stock on the award date.
The total number of RSUs granted and the respective weighted average grant date fair value were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
RSUs granted	1,694,239	1,635,679	2,052,298	1,789,825
Weighted average grant date fair value (per share)	$48.30	$27.61	$44.30	$28.92

Employee Stock Purchase Plan
In May 2024, the Company's stockholders approved the 2013 Employee Stock Purchase Plan, as amended, to increase the number of shares authorized for issuance under the plan by 3,000,000 shares. The Company records stock-based compensation expense associated with the ESPP using the Black-Scholes option pricing model. Valuations are performed on the grant date at the beginning of the purchase period, which generally occurs in May and November of each year. The assumptions used in the Black-Scholes option pricing model for the ESPP were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Weighted average grant date fair value (per share)	$21.45	$12.52	$21.45	$12.52
Risk-free interest rate	5.1%	4.7%	5.1%	4.7%
Dividend yield	0.0%	0.0%	0.0%	0.0%
Expected volatility	70.2%	60.9%	70.2%	60.9%
Expected term (in years)	1.3	1.3	1.3	1.3

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
10. Income Taxes
For the three and six months ended June 30, 2024, the Company recognized income tax expense of $1.1 million and $4.3 million, respectively, on a pre-tax loss of $29.7 million and $69.3 million, respectively. The Company calculated the provision for income taxes for the three and six months ended June 30, 2024 by applying an estimate of the annual effective tax rate for the full year to ordinary income (loss) adjusted by the tax impact of discrete items. Income tax expense for the three and six months ended June 30, 2024 was primarily attributable to federal, state and foreign income tax expense as a result of current taxable income in certain jurisdictions.
For the three and six months ended June 30, 2023, the Company recognized income tax expense of $1.1 million and $1.4 million, respectively, on a pre-tax loss of $34.6 million and $158.2 million, respectively. Income tax expense for the three and six months ended June 30, 2023 was primarily attributable to federal, state and foreign income tax expense as a result of current taxable income in certain jurisdictions. The Company calculated the provision for three and six months ended June 30, 2023 using a discrete effective tax rate method as the annual effective tax rate method would not provide a reliable estimate.
The Company continues to maintain a full valuation allowance against its net deferred tax assets as of June 30, 2024, based on the current assessment that it is not more likely than not these future benefits will be realized before expiration.

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
Revenues by Geographic Region and Customer Sales Channel
During the three and six months ended June 30, 2024 and 2023, no individual country outside the United States generated revenue that represented more than 10% of total revenue. The table below sets forth revenues for the Company’s two primary geographical markets, based on the geographic location to which its products are shipped (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
United States	$156,711	$142,501	$286,472	$273,743
Outside the United States	65,199	53,416	127,112	91,557
Total Sales	$221,910	$195,917	$413,584	$365,300

Sales to distributors accounted for 63% and 62% of the Company’s United States sales for the three and six months ended June 30, 2024, respectively, and 64% and 65% of the Company’s United States sales for the three and six months ended June 30, 2023, respectively. Sales to distributors accounted for the vast majority of the Company’s sales outside the United States for the three and six-month periods ended June 30, 2024 and 2023.

Revenues by Product
During the three and six months ended June 30, 2024 and 2023, sales by product were as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Pump	$107,875	$101,677	$195,162	$186,379
Supplies and other	113,881	96,549	219,414	183,253
Net revenue recognized (deferred) for Tandem Choice program	154	(2,309)	(992)	(4,332)
Total Sales	$221,910	$195,917	413,584	365,300

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
On January 19, 2023, the Company completed the acquisition of AMF Medical under the terms of the Purchase Agreement. The total aggregate consideration for the Transaction includes a previous strategic investment of Swiss Francs (CHF) 8.0 million made in the third quarter of 2022, a cash payment of CHF 62.4 million paid at the closing of the Transaction, and additional contingent earnout payments of up to CHF 129.6 million. The contingent earnout payments become payable upon the achievement of certain milestones, and are comprised of a payment of up to CHF 38.4 million upon the successful completion of key development milestones over the two years following the closing date of the Transaction, and a payment of up to CHF 91.2 million upon obtaining regulatory clearance from the FDA of an automated controller enabled (ACE) pump. The contingent consideration will be recognized as each contingency is resolved and the respective consideration is paid or becomes payable. As of June 30, 2024, the contingencies related to the earnout milestones were not yet resolved and, therefore, the related amounts were not included in the fair value of the asset acquired and were not recognized as a liability on the consolidated balance sheet at June 30, 2024. The Company funded the initial closing payment using existing cash balances.
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
13. Commitments and Contingencies
Legal and Regulatory Matters
On September 8, 2023, a purported stockholder of the Company filed a putative securities class action complaint (captioned Lowe v. Tandem Diabetes Care, Inc., et al., Case No. 23-cv-1657 (“Lowe”)) in the United States District Court for the Southern District of California against the Company and certain of the Company’s current executive officers (“defendants”). On December 6, 2023, the court appointed Mason Raines, Thomas O. Martel, and Linna Rae Martel to serve as co-lead plaintiffs (“plaintiffs”). On February 1, 2024, the plaintiffs filed their amended complaint. In the amended complaint, the plaintiffs allege violations of the Securities Exchange Act of 1934, as amended, based on alleged materially false and misleading statements relating to our sales trends and financial forecasts. The plaintiffs seek to represent a class of persons who purchased or otherwise acquired Tandem common stock during the period between August 3, 2022, and November 2, 2022, inclusive. The plaintiffs also seek unspecified monetary damages, pre- and post-judgment interest, costs and fees, including attorneys’ fees and expert fees, and other relief. The defendants filed their motion to dismiss the amended complaint on March 11, 2024. The plaintiffs filed a response in opposition to defendants’ motion to dismiss on March 27, 2024, and on April 10, 2024, defendants filed their reply. On April 29, 2024, the court granted defendants’ motion to dismiss with leave to file a second amended complaint within 30 days. The plaintiffs did not file a second amended complaint within 30 days. On June 4, 2024, the Court entered final judgment dismissing the action in its entirety with prejudice. On July 5, 2024, the plaintiffs’ deadline to appeal the final judgment expired.

Two shareholder derivative cases were filed in the United States District Court for the Southern District of California on March 29, 2024 (captioned Bushansky v. John F. Sheridan et al., Case No. 24-cv-608) and on April 23, 2024 (captioned Amersi v. John F. Sheridan et al., Case No. 24-cv-726) against the individual members of Tandem’s Board of Directors and the Company. These shareholder derivative lawsuits piggyback on the Lowe case, and allege that Tandem’s Board breached its fiduciary duties by failing to properly oversee and monitor the risks affecting the Company’s business, which resulted in reduced guidance, an associated stock drop, and the Lowe case. On May 16, 2024, the parties in the derivative actions filed a joint motion regarding consolidation and appointment of counsel. On June 13, 2024, the joint motion was granted and the derivative actions were consolidated. On July 12, 2024, the parties filed a joint request for voluntary dismissal of the consolidated derivative actions without prejudice. On the same day, July 12, 2024, the court granted the parties’ joint request and dismissed the consolidated derivative actions without prejudice.

Although the Company intends to vigorously defend against these claims, there is no guarantee that the Company will prevail. Accordingly, the Company is unable to determine the ultimate outcome of these lawsuits or determine the amount or range of potential losses associated with these lawsuits.
From time to time, the Company is involved in various other legal proceedings, regulatory matters, and other disputes or claims arising from or related to claims incident to the normal course of the Company’s business activities, including actions with respect to intellectual property, data privacy, employment, regulatory, product liability and contractual matters. Although the results of such legal proceedings and claims cannot be predicted with certainty, as of June 30, 2024 the Company believes it is not currently a party to any legal proceedings, regulatory matters, or other disputes or claims for which a material loss was considered probable or for which the amount (or range) of loss was reasonably estimable. However, regardless of the merit of the claims raised or the outcome, legal proceedings may have an adverse impact on the Company as a result of defense and settlement costs, diversion of management time and resources, and other factors.
Letters of Credit
As of June 30, 2024, in connection with one of the Company’s operating leases (see Note 6, “Leases”), the Company had a $4.9 million unsecured irrevocable standby letter of credit arrangement with a bank, under which the landlord of the building is the beneficiary. The Company is required to maintain the standby letter of credit throughout the term of the lease, which expires in April 2035.

Item 2.     Management’s Discussion and Analysis of Financial Condition and Results of Operations.
You should read the following discussion and analysis together with our financial statements and related notes in Part I, Item 1 of this Quarterly Report on Form 10-Q for the quarter ended June 30, 2024 (Quarterly Report).
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

Through our portfolio approach, we offer people living with diabetes a choice in their therapy management system based on their individual needs and preferences. In support of this strategy, we recently expanded our portfolio which now includes both the t:slim X2 and the Tandem Mobi insulin pumps. The Tandem Mobi insulin pump is the world’s smallest durable automated insulin delivery (AID) system. At approximately half the size of our t:slim X2 pump, Tandem Mobi is designed for people who seek even greater discretion and flexibility, and includes features such as expanded pump-control from our iOS mobile application, inductive charging, and an on-pump button that can be used for bolusing and other actions. Throughout the first half of 2024, we scaled the commercial release of Tandem Mobi in the United States, first offering integration with the Dexcom G6 sensor beginning in February followed by the Dexcom G7 beginning in June.
The majority of our customers use their insulin pump with CGM integration. This allows their insulin pump to receive CGM sensor readings, which can then be used in our AID algorithms, including our Control-IQ technology. Control-IQ is an advanced hybrid-closed loop feature designed to help increase a user’s time in their targeted glycemic range. Multiple studies, including three publications in the New England Journal of Medicine, have demonstrated that use of Control-IQ technology provides people across all demographics with improved clinical outcomes that are both immediate and sustained.
The t:slim X2 was the first pump on which remote software updates were made commercially available in the United States and is now also available in the countries we serve worldwide. This has allowed our t:slim X2 and Tandem Mobi customers to update their own pump software. We believe this offering is a competitive advantage that allows us to bring our customers clinical and lifestyle enhancements, such as new developments in our AID technology, CGM integrations and mobile app features. As an example, we recently launched pump software updates to allow Tandem pump users access to integrate with new CGM sensors.
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
For more than a decade we have offered our customers, their caregivers and healthcare providers a data management application to provide a fast, easy and visual way to display diabetes therapy management data from our pumps and integrated CGMs. In the second quarter of 2023, we expanded our digital technology solutions with the launch of Tandem Source in the United States. In addition to displaying diabetes therapy management data, Tandem Source is also designed to serve as a portal for supplies reordering and pump software updates. In the second quarter of 2024, we began a scaled launch of Tandem Source outside the United States.
Our Strategy & Future Technology
Diabetes management can vary greatly from person-to-person, creating multiple market segments based on clinical needs and personal preferences. Our goal is to address the individual needs of people with insulin-dependent diabetes and their care team, by providing flexibility and choice in intelligent insulin delivery systems through an accessible portfolio of market-leading pumps, applications, and insights.
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

Extended Wear Infusion Sets
Infusion sets provide additional choice and flexibility to people living with diabetes. We are currently developing extended wear infusion set technology. Our goals for future infusion set innovations include solutions that enhance user experience, while reducing occlusions, body burden and waste.
Control-IQ Advancements
We are continuing to drive innovation in our algorithms, emphasizing automation, personalization and simplification to continue to improve therapeutic outcomes and provide a positive patient experience. In late 2023, our Control-IQ technology was cleared with additional features for people with type 1 diabetes age 2 and older. In the second quarter of 2024, we completed enrollment for a pivotal study to support expanding indications to include people living with type 2 diabetes. We are also pursuing the use of different insulins with our Control-IQ technology. For example, in the second quarter of 2024, Health Canada approved the addition of Trurapi U-100 to the list of compatible insulins that can be used with our t:slim X2 pump with Control-IQ technology in Canada.

Pump Reimbursement Cycle
Insulin pumps in the markets we serve worldwide are generally subject to a four-year reimbursement cycle, imposed by the third-party insurance carrier, government plan or healthcare system that serves as the primary payor. At the end of the typical four-year reimbursement cycle, customers may be eligible to purchase a new insulin pump, subject to the rules and requirements of their primary insurance payor. While warranties generally expire four years from the original pump shipment date, those customers that renew take on average up to one year from date of warranty expiration to purchase a subsequent pump. While the majority of our insulin pump sales from initial commercialization through the current period have been generated by sales to new customers, the opportunity to make subsequent sales of renewal insulin pumps to existing customers increases each period as an escalating number of customer warranties expire. With programs dedicated to customer retention efforts, we expect such renewal purchases to represent an increasing portion of our pump shipments over time.
At the end of 2023, we had approximately 450,000 users in our in-warranty installed base, approximately one-third of whom live outside the United States.
The ordering patterns of, and levels of inventory carried by, our distributors outside the United States for pumps and supplies have historically been highly variable from period to period due to a number of factors, including summer vacations, the timing of product launches into new geographies and variability due to supply chain logistics, particularly during the global pandemic. This also influences the timing in which renewal eligibility begins for existing customers, which may not initially be consistent with trends in the United States market. We recently began completing a full four-year reimbursement cycle in an increasing number of our markets outside of the United States.
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
•We have historically experienced higher net sales in our third and fourth quarters compared to the first half of the year. We believe our July 2023 announcement of U.S. Food and Drug Administration (FDA) clearance of Tandem Mobi and its anticipated launch impacted the timing of purchasing decisions by our current and prospective customers in the second half of 2023 up through the United States commercial availability of Tandem Mobi in February 2024, resulting in delays that were unlike historical seasonal patterns or purchasing behaviors. Regulatory approval and/or upcoming launches of other new Tandem or competitor products could also adversely impact timing of purchasing decisions.
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
Foreign Markets
•We have expanded our business and launched new products in select geographies outside the United States. The ordering patterns of our distributors outside the United States has historically been highly variable from period to period. For example, we began operations of a European distribution center which led to a reduction of inventory levels at our distributors, significantly impacting sales patterns in the second half of 2022 and first half of 2023.
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
From September 2022 through February 2024, we offered the Tandem Choice program to eligible t:slim X2 customers to provide a pathway to ownership of our newest hardware platform, Tandem Mobi, for a fee when available. Eligible customers who purchased a t:slim X2 insulin pump during the program period have until December 31, 2024 to exercise the option to switch to the Tandem Mobi for a stated fee. The accounting treatment for Tandem Choice is complex (see Note 2, “Summary of Significant Accounting Policies”). The program required the deferral of some portion of sales for shipments of eligible pumps between the third quarter of 2022 and the first quarter of 2024. No election was made by the customer at the time of the initial sale, nor did the right offered to the customer impact the economics associated with how or when the initial pump sale was reimbursed. If a customer elects to participate in Tandem Choice, we will recognize the existing sales deferral, incremental fees received and the associated costs of goods sold of providing the new insulin pump, Tandem Mobi, at the time of fulfillment. Qualifying customers were able to elect participation in Tandem Choice starting near the end of the second quarter of 2024. Any remaining deferrals will be recognized when the program ends on December 31, 2024. The balance of the Tandem Choice deferral was $31.0 million as of June 30, 2024.
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

Results of Operations

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands, except percentages)	2024	2023	2024	2023
Sales:
United States	$156,711	$142,501	$286,472	$273,743
Outside the United States	65,199	53,416	127,112	91,557
Total sales	221,910	195,917	413,584	365,300
Cost of sales	109,116	94,182	206,118	180,658
Gross profit	112,794	101,735	207,466	184,642
Gross margin	51%	52%	50%	51%
Operating expenses:
Selling, general and administrative	94,242	97,610	184,348	187,424
Research and development	49,326	42,933	95,570	85,093
Acquired in-process research and development	—	—	—	78,750
Total operating expenses	143,568	140,543	279,918	351,267
Operating loss	(30,774)	(38,808)	(72,452)	(166,625)
Other income (expense), net:
Interest income and other, net	2,824	5,784	8,138	11,649
Interest expense	(1,793)	(1,605)	(3,690)	(3,239)
Loss on extinguishment of debt	—	—	(1,268)	—
Total other income (expense), net	1,031	4,179	3,180	8,410
Loss before income taxes	(29,743)	(34,629)	(69,272)	(158,215)
Income tax expense	1,071	1,146	4,257	1,433
Net loss	$(30,814)	$(35,775)	$(73,529)	$(159,648)

Comparison of the Three Months Ended June 30, 2024 and 2023
Sales
For the three months ended June 30, 2024, we shipped more than 30,000 pumps worldwide. Sales were $221.9 million, which included $65.2 million of sales outside the United States. Sales were $195.9 million for the three months ended June 30, 2023, which included $53.4 million of sales outside the United States. For the three months ended June 30, 2024, we recognized incremental pump sales of $0.2 million as a result of Tandem Choice fulfillment. For the three months ended June 30, 2023, our revenues were reduced by $2.3 million for pump sales as a result of sales deferrals related to Tandem Choice. The Tandem Choice program launched in the United States in September of 2022 and eligibility to participate in the program ended in February 2024 in conjunction with the launch of Tandem Mobi.

Sales by product in the United States were as follows (in thousands):

	Three Months Ended June 30,
	2024	2023
Pump	$81,745	$74,360
Supplies and other	74,812	70,450
Net revenue recognized (deferred) for Tandem Choice program	154	(2,309)
Total Sales in the United States	$156,711	$142,501
Our pump shipments in the United States increased by 8% to more than 20,000 pumps in the second quarter of 2024 compared to the second quarter of 2023. Pump sales in the United States were $81.7 million for the second quarter of 2024, compared to $74.4 million in the second quarter of 2023. We also benefited from an increase in average selling prices. The scaled launch of Tandem Mobi has impacted, and may continue to impact, the timing of customer purchases. For example, Tandem Mobi became commercially available in the United States in February 2024 initially with Dexcom G6 sensor integration, followed by Dexcom G7 sensor integration in June 2024. Sales of pump-related supplies increased primarily due to a year-over-year increase in our installed base of customers in the United States, as well as an increase in average selling prices. Sales in the United States for the three months ended June 30, 2023 were reduced by deferrals related to Tandem Choice for which eligibility to participate ended in February 2024. The associated sales deferrals also ended in February 2024. We began Tandem Choice fulfillment in the second quarter of 2024, resulting in incremental sales of $0.2 million.
Sales by product outside the United States were as follows (in thousands):

	Three Months Ended June 30,
	2024	2023
Pump	$26,130	$27,317
Supplies and other	39,069	26,099
Total Sales Outside the United States	$65,199	$53,416
Our pump shipments outside the United States decreased by 6% to nearly 10,000 pumps for the second quarter of 2024 compared to the second quarter of 2023. Pump sales outside the United States were $26.1 million for the second quarter of 2024, compared to $27.3 million in the second quarter of 2023. Pump sales and shipments decreased slightly due to variable pump ordering and stocking patterns, partially offset by an increase in average selling prices due primarily to geographical mix. Sales of pump-related supplies increased due to a year-over-year increase in our installed base of customers outside the United States, as well as modest disruption related to an operational transition to a centralized European distribution center impacting orders in 2023.
Cost of Sales and Gross Profit
Our cost of sales for the three months ended June 30, 2024 was $109.1 million, resulting in gross profit of $112.8 million, compared to cost of sales of $94.2 million and gross profit of $101.7 million for the same period in 2023. The gross margin for the three-month periods ended June 30, 2024 and 2023 was 51% and 52%, respectively.
Gross profit for the three months ended June 30, 2023 was reduced by $2.3 million, or approximately one percentage point of gross margin due to Tandem Choice. The effect of our Tandem Choice program on gross profit and gross margin was negligible for the three months ended June 30, 2024. The impact on gross margin from Tandem Choice will continue to fluctuate through the end of the program based on the number of eligible customers who ultimately elect to participate.
Excluding the impact of Tandem Choice, gross margin decreased compared to the prior year period. Gross margin benefited from pricing improvement and lower materials cost, offset by higher labor and overhead on a per-unit basis as we scale volumes of Tandem Mobi in this initial launch phase. Gross margin was also impacted by product and geographical mix. Pump sales, which have the highest gross margin, were 49% of total worldwide sales, excluding the impact of Tandem Choice, in the second quarter of 2024, compared to 51% in the second quarter of 2023.

Operating Expenses
Our operating expenses for the three months ended June 30, 2024 were $143.6 million, compared to $140.5 million for the three months ended June 30, 2023. The $3.1 million increase was primarily driven by increased development efforts for pipeline products as well as the ramp up of sales and marketing for Mobi.
Selling, General and Administrative Expenses. SG&A expenses were $94.2 million for the three months ended June 30, 2024, compared to $97.6 million for the same period in 2023, which included a one-time lease impairment charge of $14.1 million. Due to cost reduction efforts in 2023, our facilities and IT equipment expenses decreased $1.8 million compared to the prior period. This was offset by a $7.6 million increase in employee-related spending. We also experienced an $4.9 million increase in outside services, supplies, and travel expenses largely related to the launch of multiple new products, as well as IT software and services.
Research and Development Expenses. R&D expenses increased to $49.3 million for the three months ended June 30, 2024, from $42.9 million for the same period in 2023. The increase in R&D expenses was primarily the result of an increase of $5.6 million in employee benefits and salaries due to an increase in personnel to support our product development efforts. We also experienced an increase in other non-employee discretionary spending, including clinical trial expenses, supplies and equipment costs.
Other Income (Expense), Net
Total other income (expense), net for the three months ended June 30, 2024 was $1.0 million income, compared to $4.2 million income in the same period in 2023. Other income, net for the three months ended June 30, 2024 primarily consisted of $5.3 million of interest income earned on our cash equivalents and short-term investments, partially offset by a $2.0 million impairment on a strategic investment in a private company, and $1.8 million of interest expense which included the amortization of debt issuance costs related to our convertible senior notes due 2025 and 2029 (the 2025 Notes and the 2029 Notes, respectively). Other income, net for the three months ended June 30, 2023 primarily consisted of $5.1 million of interest income earned on our cash equivalents and short-term investments and $0.7 million in foreign currency transaction gains, partially offset by $1.6 million of interest expense which included the amortization of debt issuance costs related to the 2025 Notes.
Income Tax Expense
We recognized income tax expense of $1.1 million on a pre-tax loss of $29.7 million for the three months ended June 30, 2024, compared to income tax expense of $1.1 million on a pre-tax loss of $34.6 million for the three months ended June 30, 2023. Income tax expense for the three months ended June 30, 2024 and 2023 was primarily attributable to federal, state and foreign income tax expense as a result of current taxable income in certain jurisdictions.

Comparison of the Six Months Ended June 30, 2024 and 2023
Sales
For the six months ended June 30, 2024, we shipped more than 55,000 pumps worldwide. Sales were $413.6 million, which included $127.1 million of sales outside the United States. For the six months ended June 30, 2024, our revenues were reduced by $1.0 million of pump sales as a result of sales deferrals related to our Tandem Choice program. Pump sales after February 2024 were not eligible for Tandem Choice. Sales were $365.3 million for the same period in 2023, which included $91.6 million of sales outside the United States. For the six months ended June 30, 2023, we deferred $4.3 million of pump sales as the result of Tandem Choice.
Sales by product in the United States were as follows (in thousands):

	Six Months Ended June 30,
	2024	2023
Pump	$143,465	$140,816
Supplies and other	143,999	137,259
Net revenue recognized (deferred) for Tandem Choice program	(992)	(4,332)
Total Sales in the United States	$286,472	$273,743

Our pump shipments in the United States decreased by 1% to nearly 36,000 pumps for the six months ended June 30, 2024, compared to the six months ended June 30, 2023. Pump sales in the United States were $143.5 million for the six months ended June 30, 2024, compared to $140.8 million for the same period in 2023. We also benefited from an increase in average selling prices. Sales of pump-related supplies increased primarily due to a year-over-year increase in our ending estimated installed base of customers in the United States, as well as increase in average selling prices. Sales in the United States for the six months ended June 30, 2024 and 2023 were reduced by $1.0 million and $4.3 million, respectively, as the result of net sales deferrals related to our Tandem Choice program. The decrease in the net revenue deferral for Tandem Choice in 2024 as compared to 2023 was primarily due to the cessation of the sales deferral period in February 2024, which coincided with the launch of Tandem Mobi. Pump sales that occurred after February 2024 were not eligible for Tandem Choice, nor subject to a sales deferral. We began Tandem Choice fulfillment in the second quarter of 2024 resulting in incremental sales of $0.2 million for the six months ended June 30, 2024.

Sales by product outside the United States were as follows (in thousands):

	Six Months Ended June 30,
	2024	2023
Pump	$51,697	$45,563
Supplies and other	75,415	45,994
Total Sales Outside the United States	$127,112	$91,557

Our pump shipments outside the United States increased by 17% to more than 19,000 pumps for the six months ended June 30, 2024 compared to the six months ended June 30, 2023. Pump sales outside the United States were $51.7 million for the six months ended June 30, 2024, compared to $45.6 million for the same period in 2023. Pump sales and shipments increased due primarily to an operational transition to a centralized European distribution center in the first half of 2023. Distributor ordering patterns were significantly disrupted during that transition period, which negatively affected pump and supply shipments and sales. The transition was completed by the second half of 2023. The increase in pump sales was offset by a slight decrease in average selling prices due primarily to geographical mix. In addition to the distribution center transition, sales of pump-related supplies outside the United States increased due to growth in our installed base of customers. Sales to distributors accounted for the overwhelming majority of our total sales outside the United States for the six-month periods ended June 30, 2024, and 2023.

Cost of Sales and Gross Profit
Our cost of sales for the six months ended June 30, 2024 was $206.1 million resulting in gross profit of $207.5 million, compared to cost of sales of $180.7 million and gross profit of $184.6 million for the same period in 2023. The gross margin for the six months ended June 30, 2024 was 50% compared to 51% in the same period in 2023.
The effect of Tandem Choice was negligible for the six months ended June 30, 2024 compared to a gross margin reduction of approximately 1 percentage point for the six months ended June 30, 2023. The impact on gross margin from our Tandem Choice program will fluctuate through the expiration of the program based on the number and timing of eligible customers who ultimately elect to participate.
Excluding the impact of Tandem Choice, gross margin for the six months ended June 30, 2024 was 50 percent compared to 51 percent in the same period of the prior year. Gross margin benefited from pricing improvement and lower materials cost, offset by higher labor and overhead costs on a per-unit basis as we scale volumes of Tandem Mobi in our initial launch phase. Gross margin was also impacted by product and geographical mix. Pump sales, which have the highest gross margin, were 47% of total worldwide sales, excluding the impact of Tandem Choice, in the first six months of 2024, compared to 50% in the first six months of 2023.

Operating Expenses
Our operating expenses for the six months ended June 30, 2024 were $279.9 million, compared to $351.3 million for the six months ended June 30, 2023. The $71.4 million decrease was primarily driven by $78.8 million of acquired in-process research and development expenses incurred in 2023 in connection with our acquisition of AMF Medical, for which there was no comparable expense in 2024. In 2023, we also incurred a non-recurring operating lease impairment charge in SG&A of $14.1 million as a result of a facilities consolidation (see Note 6, “Leases”), and employee severance costs of $2.7 million.

Selling, General and Administrative Expenses. SG&A expenses decreased 2% to $184.3 million for the six months ended June 30, 2024, from $187.4 million for the same period in 2023. Expenses decreased due to non-recurring expenses of $14.1 million related to lease impairment charges and $2.1 million in severance costs in 2023, offset by current year increases of $12.9 million in employee-related and marketing and consulting expenses which related to new product launches.
Research and Development Expenses. R&D expenses increased 12% to $95.6 million for the six months ended June 30, 2024, from $85.1 million for the same period in 2023. The increase in R&D expenses was primarily the result of an increase in salaries and related benefits from our acquisitions and an increase in personnel to support our product development efforts. We also experienced an increase in other non-employee discretionary spending, including clinical trials costs and equipment expenses.
Acquired In-Process Research and Development Expenses. Acquired IPR&D expenses of $78.8 million for the six months ended June 30, 2023 represented the value of assets acquired, and acquisition related expenses, in connection with our acquisition of AMF Medical (see Note 12, “Acquisitions”).
Other Income (Expense), Net
Total other income (expense), net for the six months ended June 30, 2024 was $3.2 million income, compared to $8.4 million expense in the same period in 2023. Other income, net for the six months ended June 30, 2024 primarily consisted of $10.8 million of interest income earned on our cash equivalents and short-term investments, partially offset by $3.7 million of interest expense which included the amortization of debt issuance costs related to our 2025 Notes and 2029 Notes. Other income, net for the six months ended June 30, 2023 primarily consisted of $9.3 million of interest income earned on our cash equivalents and short-term investments, and $2.3 million in foreign currency transaction gains, partially offset by $3.2 million of interest expense which included the amortization of debt issuance costs related to our 2025 Notes.
Income Tax Expense
We recognized income tax expense of $4.3 million on a pre-tax loss of $69.3 million for the six months ended June 30, 2024, compared to income tax expense of $1.4 million on a pre-tax loss of $158.2 million for the six months ended June 30, 2023. Income tax expense for the six months ended June 30, 2024 and 2023 was primarily attributable to federal, state and foreign income tax expense as a result of current taxable income in certain jurisdictions.
Liquidity and Capital Resources
At June 30, 2024, we had $452.4 million in cash and cash equivalents and short-term investments. We believe that our cash and cash equivalents, short-term investments, and future cash flows from operations will be sufficient to fund our ongoing core business activities for at least the next 12 months.
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
The following table shows a summary of our cash flows for the six months ended June 30, 2024, and 2023 (in thousands):

	Six Months Ended June 30,
	2024	2023
Net cash provided by (used in):
Operating activities	$(13,271)	$(24,649)
Investing activities	(8,596)	(20,631)
Financing activities	10,584	3,407
Effect of foreign exchange rate changes on cash	112	107
Net decrease in cash and cash equivalents	$(11,171)	$(41,766)

Operating Activities. Net cash used in operating activities was $13.3 million for the six months ended June 30, 2024, compared to $24.6 million cash used in the same period in 2023. For the six months ended June 30, 2024, net loss was $73.5 million, net non-cash adjustments were $63.8 million, and change in working capital balances was an increase of $3.6 million. For the six months ended June 30, 2023, net loss was $159.6 million, net non-cash adjustments were $150.3 million and change in working capital balances was a $15.3 million decrease. For the six months ended June 30, 2023, net non-cash adjustments included $78.8 million of acquired in-process research and development expenses related to our acquisition of AMF Medical.
Investing Activities. Net cash used in investing activities was $8.6 million for the six months ended June 30, 2024, which primarily consisted of $177.7 million of purchases of short-term investments, and $10.9 million in purchases of property and equipment, offset by $180.1 million in proceeds from maturities and redemptions of short-term investments. Net cash used in investing activities was $20.6 million for the six months ended June 30, 2023, which was primarily related to $235.5 million of purchases of short-term investments, $69.5 million for the acquisition of AMF Medical, including transaction costs (see Note 12, “Acquisitions”), and $16.2 million in purchases of property and equipment, offset by $303.1 million in proceeds from maturities and redemptions of short-term investments.
Financing Activities. Net cash provided by financing activities was $10.6 million for the six months ended June 30, 2024, which primarily consisted of net proceeds of $306.9 million from the issuance of the 2029 Notes which was partially offset by $246.1 million used in the repurchase of 2025 Notes, $30.0 million used in the repurchase and retirement of common stock and $15.8 million used to purchase Capped Call Options related to the 2029 Notes. In addition, $4.5 million was used in payments for tax withholdings related to the issuance of common stock under our stock plans, net of proceeds received from common stock issuances for the period. Net cash provided by financing activities was $3.4 million for the six months ended June 30, 2023, which primarily consisted of proceeds from the issuance of common stock under our stock plans, net of payments for related tax withholdings.
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

Item 3. Quantitative and Qualitative Disclosures about Market Risk.
There were no material changes to our quantitative and qualitative disclosures about market risk during the six months ended June 30, 2024. See Part II, Item 7A of our Annual Report on Form 10-K for the fiscal year ended December 31, 2023 for a detailed discussion of our market risks.
As of June 30, 2024, we had $357.0 million aggregate principal amount outstanding under our 2025 Notes and our 2029 Notes, which convertible senior notes both bear interest at a fixed rate of 1.50% per year. Accordingly, we are not subject to interest rate risk related to our convertible senior notes (see Note 7, “Debt”).
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
As of June 30, 2024, we carried out an evaluation, under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based on this evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective at a reasonable assurance level as of June 30, 2024.
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
Changes in Internal Control over Financial Reporting
There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) during the quarter ended June 30, 2024 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION
Item 1. Legal Proceedings.
Except as set forth above under the caption “Commitments and Contingencies - Legal and Regulatory Matters” in Part I, Notes to Unaudited Condensed Consolidated Financial Statements, Note 13 of this Quarterly Report, as of June 30, 2024, we do not believe there are any material pending legal proceedings to which we or any of our subsidiaries are a party or of which any of our property is subject. See also “Patent litigation in the medical device industry is common, and we may be subject to litigation that could cause us to incur substantial costs and divert the attention of management from our business” in Part II, Item 1A of this Quarterly Report.
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
Risks Related to Our Business and Our Industry
We have incurred significant operating losses since inception and cannot assure you that we will achieve sustained profitability.*
Since our inception in January 2006, we have incurred a significant net loss. As of June 30, 2024, we had an accumulated deficit of $1.0 billion. To date, we have funded our operations primarily through cash collected from product sales, private and public offerings of our equity securities, and debt financing. We have devoted substantially all of our resources to the design, development and commercialization of our products, the scaling of our manufacturing and business operations, and the research and development of our current products and products under development.
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

•reduced protection for our intellectual property rights in certain countries outside the United States than exists in the United States;

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
Our operations and performance depend in part on worldwide economic and political conditions. Many of the jurisdictions in which our products are sold have experienced and could continue to experience unfavorable general economic conditions, such as a recession or economic slowdown, including as a result of political instability and military hostilities in certain geographies, concerns over the potential downgrade of United States sovereign debt and continued sovereign debt, monetary and financial uncertainties in Europe and other geographies, and domestic and global inflationary trends, any of which could negatively affect the affordability of, and consumer demand for, our products. Under difficult economic conditions, consumers may seek to modify spending priorities and reduce discretionary spending by delaying purchases of our products, which could reduce our profitability and could negatively affect our overall financial performance. Other financial uncertainties in our major markets and unstable political conditions in certain markets, including civil unrest and governmental changes, could undermine global consumer confidence and reduce consumers’ purchasing power, thereby reducing demand for our products. We cannot predict the reoccurrence of any economic slowdown or the strength or sustainability of the economic recovery, worldwide, in the United States, or in our industry. These and other economic factors could have a material adverse effect on our business, financial condition, and results of operations.

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
Climate-related events, including the increasing frequency of extreme weather events and their impact on the United States, Mexico, Canada, and other major regions’ critical infrastructure along with potential related regulations, have the potential to disrupt our business, our third-party suppliers, and/or the business of our customers. For example, our third-party contract manufacturers are located in regions subject to natural disasters, including earthquakes, hurricanes, floods, fires and other catastrophic events. We strive to partner with organizations that mitigate their business risks associated with climate change. However, we recognize that inherent risks related to climate change, other extreme weather conditions and related regulations exist wherever global business is conducted. While these dangers currently have a low-assessed risk of disrupting our normal business operations, they pose a potential long-term impact on our business.
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
Risks Related to Our Future Financings and Financial Results
We may need or otherwise determine to raise additional funds in the future and if we are unable to raise additional funds when necessary or desirable, we may not be able to achieve our strategic objectives.*
As of June 30, 2024, we had $452.4 million in cash, cash equivalents and short-term investments. Our management expects the continued growth of our business, including the expansion of our customer service infrastructure to support our growing base of customers, our plans to continue expanding commercial sales of our products outside of the United States, the growth of our manufacturing and warehousing operations, and the increase of our facility footprint to accommodate additional headcount and R&D activities, will continue to increase our expenses. In addition, the amount of our future product sales is difficult to predict and actual sales may not be in line with our forecasts. Accordingly, our future capital requirements will depend on many factors, including:
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
Risks Related to Privacy and Security
We may be subject to stringent and evolving United States and foreign laws, regulations, and rules, contractual obligations, policies and other obligations related to data privacy and security. Our actual or perceived failure to comply with such obligations could lead to regulatory investigations or actions; litigation (including class claims) and mass arbitration demands; fines and penalties; disruptions of our business operations; reputational harm; loss of revenue or profits; loss of customers or sales; and other adverse business consequences.*
In the ordinary course of business, we process personal data. Our data processing activities may subject us to numerous data privacy and security obligations, such as various laws, regulations, guidance, industry standards, external and internal data privacy and security policies, and contractual requirements.
There are a number of laws in the United States governing the privacy and security of personal data, including data breach notification laws, data privacy laws, consumer protection laws (e.g., Section 5 of the Federal Trade Commission Act), and other similar laws at the federal and state levels (e.g., wiretapping laws). For example, the United States Health Insurance Portability and Accountability Act of 1996 (“HIPAA”) as amended by the Health Information Technology for Economic and Clinical Health Act (“HITECH”), imposes specific requirements relating to the privacy of protected health information.
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
In recent years, numerous United States states—including California, Virginia, Colorado, Connecticut, and Utah—have enacted comprehensive data privacy laws that impose certain obligations on covered businesses, including providing specific disclosures in privacy notices and affording residents with certain rights concerning their personal data. As applicable, such rights may include the right to access, correct, or delete certain personal data, and to opt-out of certain data processing activities, such as targeted advertising, profiling, and automated decision-making. The exercise of these rights may impact our business and ability to provide our products and services. These state laws also allow for statutory fines for noncompliance. For example, as per the California Consumer Privacy Act of 2018 (CCPA), as amended by the California Privacy Rights Act of 2020 (CPRA) (collectively, “CCPA”), noncompliance may carry fines of up to 7,500 U.S. dollars per intentional violation; the CCPA also allows private litigants affected by certain data breaches to recover significant statutory damages. While these laws generally exempt some data processed in the context of clinical trials and data governed by HIPAA, these developments further complicate compliance efforts, and increase legal risk and compliance costs for us, the third parties with whom we work, and our customers. Similar laws are being considered in several other states, as well as at the federal and local levels, and we expect more states to pass similar laws in the future.

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
Additionally, regulators are increasingly scrutinizing companies that process children’s data. Numerous laws, regulations, and legally-binding codes, such as the Children’s Online Privacy Protection Act (“COPPA”), California’s Age Appropriate Design Code (effective in July 2024), the CCPA, other United States state comprehensive data privacy laws, the GDPR, and the UK Age Appropriate Design Code, impose various obligations on companies that process children data, including requiring certain consents to process such data and extending certain rights to children and their parents with respect to that personal data. Some of these obligations have wide ranging applications, including for services that do not intentionally target child users (defined in some circumstances as a user under the age of 18 years old). These laws may be, or in some cases have already been, subject to legal challenges and changing interpretations, which may further complicate our efforts to comply with these laws.
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
Applicable data privacy and security obligations may require us, or we may voluntarily choose, to notify relevant stakeholders, including affected individuals, customers, regulators, and investors, of security incidents, or to take other actions, such as providing credit monitoring and identify theft protection services. Such disclosures and related actions can be costly, and the disclosure or the failure to comply with applicable requirements could lead to adverse consequences. It may be difficult and/or costly to detect, investigate, mitigate, contain, and remediate a security incident. Whether a security incident is reportable to our investors may not be straightforward, may take considerable time to determine, and may be subject to change as the investigation of the incident progresses, including changes that may significantly alter any initial disclosure that we provide. Our efforts to investigate, mitigate, contain, and remediate a security incident may not be successful. Actions taken by us or the third parties with whom we work to detect, investigate, mitigate, contain, and remediate a security incident could result in outages, data losses, and disruptions of our business. Threat actors may also gain access to other networks and systems after a compromise of our networks and systems.

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
Our sensitive information could be leaked, disclosed, or revealed as a result of or in connection with our employees’, personnel’s, or vendors’ (or other third parties upon whom we rely) use of generative artificial intelligence (“AI”) or machine learning (“ML”) technologies (collectively, “AI/ML” technologies). Any sensitive information (including confidential, competitive, proprietary, or personal data) that we input into a third-party generative AI platform could be leaked or disclosed to others, including if sensitive information is used to train the third parties’ AI model. Additionally, where AI/ML technologies ingest personal data and makes connections using such data, those technologies may reveal other personal or sensitive information generated by the model. Moreover, AI models may create flawed, incomplete, or inaccurate outputs, some of which may appear correct. This may happen if the inputs that the model relied on were inaccurate, incomplete or flawed (including if a bad actor “poisons” the AI with bad inputs or logic), or if the logic of the AI is flawed (a so-called “hallucination”). We may use AI/ML outputs to make certain decisions. Due to these potential inaccuracies or flaws, the model could be biased and could lead us to make decisions that could bias certain individuals (or classes of individuals), and adversely impact their rights, employment, and ability to obtain certain pricing, products, services, or benefits. If such AI-based outputs are deemed to be biased, we could face adverse consequences, including exposure to reputational and competitive harm, customer loss, and legal liability.
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
Patent litigation in the medical device industry is common, and we may be subject to litigation that could cause us to incur substantial costs and divert the attention of management from our business.*
Our success will depend in part on not infringing the patents or violating the other proprietary rights of third parties. While we review third party patents in advance of product launches to try to identify and avoid any infringement concerns, the large number of patents, the rapid rate of new patent issuances, and the complexity of the technology involved mean that there can be no assurance that all potentially relevant patents are identified or that our products do not infringe existing patents or patents that may be granted in the future. As such, there is a risk that third parties may assert patent infringement claims against us. Despite our efforts to avoid infringement and to resolve any claims that may arise, litigation may be necessary to defend against these claims, which could result in substantial costs and diversion of resources and may have a material adverse effect on our business, financial condition, and results of operations. Our competitors in both the United States and markets outside of United States may have applied for or obtained or may in the future apply for and obtain, patents that will prevent, limit or otherwise interfere with our ability to make and sell our current products or products under development.
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
For example, in November 2023, at the Unified Patent Court (the “UPC”), we filed a revocation action and an action for a declaration of non-infringement of EP Patent No. 2 196 231 B1 (the “’231 patent”) against Roche Diabetes Care GmbH. While Roche contends that Tandem’s t:slim X2 pump infringes the ‘231 patent, we contend that our t:slim X2 pump does not infringe the ‘231 patent. Furthermore, we contend that the claims of the ‘231 patent are invalid over the prior art and should be revoked. In February 2024, Roche filed an infringement action against Tandem and one of its distributors at the UPC contending that Tandem’s t:slim X2 pump infringes the ‘231 patent. On November 6, 2024, the UPC (Paris Central Division) will hold a hearing on Tandem’s motion to revoke the claims of the ‘231 patent.
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

Risks Related to Our Regulatory Environment
Our products and operations are subject to extensive governmental regulation, and failure to comply with applicable requirements could cause our business to suffer.*
The medical device industry is regulated extensively by governmental authorities, principally the FDA and corresponding state regulatory agencies in the United States, foreign regulatory authorities, and Notified Bodies in the EU. The regulations are very complex and are subject to rapid change and varying interpretations. Regulatory restrictions or changes could limit our ability to carry on or expand our operations or result in higher than anticipated costs or lower than anticipated sales. The FDA and other United States governmental agencies and comparable foreign regulatory authorities and Notified Bodies regulate numerous elements of our business, including:
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
Our failure to comply with United States federal and state fraud and abuse laws, including anti-kickback laws and other United States federal and state anti-referral laws, or comparable foreign legislation, could have a material, adverse impact on our business.*
The United States has numerous federal and state laws pertaining to healthcare fraud and abuse. Violations of these laws are punishable by criminal and civil sanctions, including, imprisonment, significant monetary penalties and exclusion from participation in federal funded programs such as Medicare and Medicaid.
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
•federal and state laws governing the use, disclosure and security of personal information, including protected health information, such as HIPAA and the HITECH; and
•foreign and United States state law equivalents of each of the above federal laws which may apply to items or services reimbursed by any third-party payor, including commercial insurers.
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
Our relationships with healthcare providers and other third parties are subject to scrutiny under these laws. Violations of any of these laws and other applicable healthcare fraud and abuse laws may be punishable by criminal and civil sanctions, including significant fines and civil monetary penalties, the possibility of exclusion from federal healthcare programs (including Medicare and Medicaid), disgorgement and corporate integrity agreements, which impose, among other things, rigorous operational and monitoring requirements on companies. Any action against us for violation of these laws, even if we successfully defend against it, could result in a material adverse effect on our reputation, business, financial condition and operating results. Federal government agencies continue to issue proposed and final rules implementing additional process, controls and guidelines for compliance under these laws with which we will be required to comply. We cannot predict the impact of any changes in these laws and whether they might be retroactive. Further, the United States Department of Justice (DOJ) in conjunction with other federal agencies, has increased its scrutiny of interactions between healthcare companies and healthcare providers. Adjusting to new regulatory guidelines and responding to investigations can be time and resource-consuming and can divert management’s attention from our core business. Additionally, if we settle an investigation, we may be forced to agree to additional onerous compliance and reporting requirements as part of a consent decree or corporate integrity agreement. All of the foregoing could increase our costs or otherwise have an adverse effect on our business.
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
In addition, under Sections 382 and 383 of the Internal Revenue Code of 1986, as amended, and corresponding provisions of state law, if a corporation undergoes an “ownership change,” which is generally defined as a greater than 50% change in its equity ownership value over a three-year period, the corporation’s ability to use its pre-change NOL and research credit carryforwards may be subject to substantial limitations, which could cause U.S. federal income taxes to be paid earlier than would be paid if such limitations were not in effect and could cause NOL carryforwards to expire unused. Similar rules may apply under state tax laws. In addition, there may be other limitations under state law on our ability to utilize NOLs, including temporary suspensions or other limitations on the use of NOLs to offset taxable income. We believe we experienced at least one ownership change that significantly reduced our ability to utilize our pre-2018 NOL and research credit carryforwards before they expire. Additionally, future ownership changes under Section 382 may also limit our ability to fully utilize any remaining tax benefits.

Uncertainties in the interpretation and application of existing, new and proposed tax laws and regulations could materially affect our tax obligations and effective tax rate.
The tax regimes to which we are subject or under which we operate are unsettled and may be subject to significant change. The issuance of additional guidance related to existing or future tax laws, or changes to tax laws or regulations proposed or implemented by the current or a future United States presidential administration, Congress, or taxing authorities in other jurisdictions, including jurisdictions outside of the United States, could materially affect our tax obligations and effective tax rate. To the extent that such changes have a negative impact on us, including as a result of related uncertainty, these changes may adversely impact our business, financial condition, results of operations, and cash flows.
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

Risks Related to Our Indebtedness
We have incurred a significant amount of indebtedness, and the agreements governing such indebtedness subject us to required debt service payments, as well as financial and operational covenants, any of which may restrict our financial flexibility and affect our ability to operate our business.*
From time to time, we have financed our liquidity needs under various credit arrangements and we may borrow additional funds in the future. For example, in May 2020, we completed the offering of $287.5 million aggregate principal amount of 1.50% Convertible Senior Notes due 2025 (the 2025 Notes), which are governed by the terms of an indenture (the 2025 indenture). In March 2024, we completed the offering of $316.25 million aggregate principal amount of 1.50% Convertible Senior Notes due 2029 (the 2029 Notes and, together with the 2025 Notes, the Notes), which are governed by the terms of an indenture (the 2029 indenture and, together with the 2025 Notes, the indentures). In March 2024, we used the proceeds from the offering of the 2029 Notes to repurchase approximately $246.7 million aggregate principal amount of the 2025 Notes in privately negotiated transactions with holders of the 2025 Notes and as of June 30, 2024, we had approximately $40.8 million aggregate principal amount of the 2025 Notes outstanding. The Notes are our senior unsecured obligations, and interest on the Notes is payable in cash semi-annually at a rate of 1.50% per year.
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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 5. Other Information.
None.

Item 6. Exhibits.

		Incorporated by Reference				Provided Herewith
Exhibit Number	Exhibit Description	Form	File No.	Date of First Filing	Exhibit Number
3.1	Amended and Restated Certificate of Incorporation of the Registrant (as amended and currently in effect).	10-Q	001-36189	August 3, 2023	3.1
3.2	Amended and Restated Bylaws of the Registrant (as amended and currently in effect).	10-Q	001-36189	August 3, 2023	3.2
10.1†‡	Amended and Restated Development Agreement, dated May 22, 2024, by and between the Company and DexCom, Inc.					X
10.2†‡	Amended and Restated Commercialization Agreement, dated May 22, 2024, by and between the Company and DexCom, Inc.					X
10.3	Employee Offer Letter, dated June 10, 2024, by and between Tandem Diabetes Care, Inc. and Jean-Claude Kyrillos.					X
10.4	Employment Severance Agreement, dated June 21, 2024, by and between Tandem Diabetes Care, Inc. and Jean-Claude Kyrillos.					X
10.5†‡	Amendment No. 1 to Distributor Agreement, dated May 10, 2024, by Unomedical a/s and the Company.					X
10.6	Tandem Diabetes Care, Inc. 2013 Employee Stock Purchase Plan, as amended.	S-8	333-279642	May 23, 2024	99.1
10.7	Tandem Diabetes Care, Inc. 2023 Long-Term Incentive Plan, as amended.	S-8	333-279642	May 23, 2024	99.2
31.1	Certification of John F. Sheridan, Chief Executive Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					X
31.2	Certification of Leigh A. Vosseller, Chief Financial Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					X
32.1*	Certification of John F. Sheridan, Chief Executive Officer, pursuant to U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					X
32.2*	Certification of Leigh A. Vosseller, Chief Financial Officer, pursuant to U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					X
101.INS	Inline XBRL Instance Document.					X
101.SCH	Inline XBRL Taxonomy Extension Schema Document.					X
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.					X
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.					X
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.					X
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.					X
104	Cover Page Interactive Data File (embedded within the Inline XBRL Document contained in Exhibit 101).					X

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

†	Certain portions of this exhibit have been omitted pursuant to Item 601(b)(10)(iv) of Regulation S-K.
‡	Exhibits and/or schedules have been omitted pursuant to Item 601(a)(5) of Regulation S-K

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Tandem Diabetes Care, Inc.

Dated: August 1, 2024	By:	/s/ John F. Sheridan
John F. Sheridan President and Chief Executive Officer (on behalf of the registrant and as the registrant’s Principal Executive Officer)

Dated: August 1, 2024	By:	/s/ Leigh A. Vosseller
Leigh A. Vosseller Executive Vice President, Chief Financial Officer and Treasurer (Principal Financial and Accounting Officer)