Form 10-Q
period 2024-09-30
TANDEM DIABETES CARE INC
filed 2024-11-06
CIK 1438133

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
____________________________________________________________________________________________
FORM 10-Q
_____________________________________________________________________________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended September 30, 2024
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.   ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No   ☒
As of November 1, 2024, there were 65,676,532 shares of the registrant’s Common Stock outstanding.

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements.
TANDEM DIABETES CARE, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except par value)

	September 30,	December 31,
	2024	2023
Assets	(Unaudited)	(Note 1)
Current assets:
Cash and cash equivalents	$49,039	$58,868
Short-term investments	424,266	409,044
Accounts receivable, net	107,188	105,555
Inventories	152,441	157,937
Prepaid and other current assets	19,892	16,585
Total current assets	752,826	747,989
Property and equipment, net	81,064	76,542
Operating lease right-of-use assets	87,393	87,791
Other long-term assets	36,447	40,336
Total assets	$957,730	$952,658
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$48,754	$49,586
Accrued expenses	12,280	12,726
Employee-related liabilities	58,718	43,430
Current portion of convertible senior notes, net	40,605	—
Operating lease liabilities	18,033	17,060
Deferred revenue	42,567	43,994
Other current liabilities	38,319	28,462
Total current liabilities	259,276	195,258
Convertible senior notes, net - long-term	307,829	285,035
Operating lease liabilities - long-term	109,479	113,572
Deferred revenue - long-term	11,196	13,331
Other long-term liabilities	32,240	31,830
Total liabilities	720,020	639,026
Commitments and contingencies (Note 13)	—	—
Stockholders’ equity:
Common stock, $0.001 par value; 200,000 shares authorized, 65,646 and 65,552 shares issued and outstanding at September 30, 2024 and December 31, 2023, respectively.	66	66
Additional paid-in capital	1,282,354	1,263,997
Accumulated other comprehensive income	3,870	1,369
Accumulated deficit	(1,048,580)	(951,800)
Total stockholders’ equity	237,710	313,632
Total liabilities and stockholders’ equity	$957,730	$952,658
See accompanying notes to unaudited condensed consolidated financial statements.

TANDEM DIABETES CARE, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)
(Unaudited)
(In thousands, except per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Sales	$243,971	$185,622	$657,555	$550,922
Cost of sales	119,318	95,869	325,436	276,527
Gross profit	124,653	89,753	332,119	274,395
Operating expenses:
Selling, general and administrative	99,639	79,328	283,987	266,752
Research and development	51,107	41,970	146,677	127,063
Acquired in-process research and development expenses	—	—	—	78,750
Total operating expenses	150,746	121,298	430,664	472,565
Operating loss	(26,093)	(31,545)	(98,545)	(198,170)
Other income (expense), net:
Interest income and other, net	5,344	5,656	13,482	17,305
Interest expense	(1,865)	(4,840)	(5,555)	(8,079)
Loss on extinguishment of debt	—	—	(1,268)	—
Total other income (expense), net	3,479	816	6,659	9,226
Loss before income taxes	(22,614)	(30,729)	(91,886)	(188,944)
Income tax expense	637	2,232	4,894	3,665
Net loss	$(23,251)	$(32,961)	$(96,780)	$(192,609)
Other comprehensive income (loss):
Unrealized gain on short-term investments	$3,948	$349	$2,189	$1,800
Foreign currency translation gains (losses)	1,175	(1,362)	312	(2,189)
Comprehensive loss	$(18,128)	$(33,974)	$(94,279)	$(192,998)

Net loss per share - basic and diluted	$(0.35)	$(0.51)	$(1.48)	$(2.97)
Weighted average shares used to compute basic and diluted net loss per share	65,538	65,117	65,287	64,834
See accompanying notes to unaudited condensed consolidated financial statements.

TANDEM DIABETES CARE, INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(Unaudited)
(In thousands)

Three Months Ended September 30, 2024

	Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Total Stockholders’ Equity
	Shares	Amount
Balance at June 30, 2024	65,435	$65	$1,260,392	$(1,253)	$(1,025,329)	$233,875
Exercise of stock options	24	—	409	—	—	409
Vesting of restricted stock units, net of shares withheld for taxes	187	1	(4,928)	—	—	(4,927)
Stock-based compensation expense	—	—	26,481	—	—	26,481
Unrealized gain on short-term investments	—	—	—	3,948	—	3,948
Foreign currency translation gains	—	—	—	1,175	—	1,175
Net loss	—	—	—	—	(23,251)	(23,251)
Balance at September 30, 2024	65,646	$66	$1,282,354	$3,870	$(1,048,580)	$237,710

Nine Months Ended September 30, 2024

	Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Total Stockholders’ Equity
	Shares	Amount
Balance at December 31, 2023	65,552	$66	$1,263,997	$1,369	$(951,800)	$313,632
Stock repurchase and retirement of shares	(1,107)	(1)	(29,999)	—	—	(30,000)
Exercise of stock options	94	—	1,806	—	—	1,806
Vesting of restricted stock units, net of shares withheld for taxes	705	1	(17,125)	—	—	(17,124)
Issuance of common stock under Employee Stock Purchase Plan	402	—	6,286	—	—	6,286
Stock-based compensation expense	—	—	73,018	—	—	73,018
Purchase of capped call options related to convertible notes due 2029	—	—	(15,813)	—	—	(15,813)
Unwind of capped call options related to convertible notes due 2025	—	—	184	—	—	184
Unrealized gain on short-term investments	—	—	—	2,189	—	2,189
Foreign currency translation gains	—	—	—	312	—	312
Net loss	—	—	—	—	(96,780)	(96,780)
Balance at September 30, 2024	65,646	$66	$1,282,354	$3,870	$(1,048,580)	$237,710
See accompanying notes to unaudited condensed consolidated financial statements.

Three Months Ended September 30, 2023

	Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total Stockholders’ Equity
	Shares	Amount
Balance at June 30, 2023	65,062	$65	$1,219,199	$(1,193)	$(888,837)	$329,234
Exercise of stock options	8	—	106	—	—	106
Vesting of restricted stock units, net of shares withheld for taxes	121	—	(1,945)	—	—	(1,945)
Issuance of common stock for Employee Stock Purchase Plan	—	—	—	—	—	—
Stock-based compensation expense	—	—	20,579	—	—	20,579
Unrealized gain on short-term investments	—	—	—	349	—	349
Foreign currency translation losses	—	—	—	(1,362)	—	(1,362)
Net loss	—	—	—	—	(32,961)	(32,961)
Balance at September 30, 2023	65,191	$65	$1,237,939	$(2,206)	$(921,798)	$314,000

Nine Months Ended September 30, 2023

	Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total Stockholders’ Equity
	Shares	Amount
Balance at December 31, 2022	64,513	$65	$1,170,888	$(1,817)	$(729,189)	$439,947
Exercise of stock options	71	—	1,267	—	—	1,267
Vesting of restricted stock units, net of shares withheld for taxes	358	—	(6,505)	—	—	(6,505)
Issuance of common stock under Employee Stock Purchase Plan	249	—	6,804	—	—	6,804
Exercise of common stock warrants	—	—	—	—	—	—
Stock-based compensation expense	—	—	65,485	—	—	65,485
Unrealized gain on short-term investments	—	—	—	1,800	—	1,800
Foreign currency translation losses	—	—	—	(2,189)	—	(2,189)
Net loss	—	—	—	—	(192,609)	(192,609)
Balance at September 30, 2023	65,191	$65	$1,237,939	$(2,206)	$(921,798)	$314,000
See accompanying notes to unaudited condensed consolidated financial statements.

TANDEM DIABETES CARE, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(In thousands)

	Nine Months Ended September 30,
	2024	2023
Operating Activities
Net loss	$(96,780)	$(192,609)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization expense	12,362	11,684
Amortization of debt issuance costs	1,587	1,711
Provision for expected credit losses	7,302	4,066
Operating lease termination and other impairment charges	2,000	14,099
Accretion (amortization) of discount or premium on short-term investments	(595)	3,177
Stock-based compensation expense	73,217	65,335
Loss on extinguishment of debt	1,268	—
Acquired in-process research and development expenses	—	78,750
Other	1,610	(1,437)
Changes in operating assets and liabilities:
Accounts receivable, net	(8,712)	9,872
Inventories	5,215	(32,714)
Prepaid and other current assets	(3,427)	(7,296)
Other long-term assets	440	(1,216)
Accounts payable and accrued expenses	(952)	(4,574)
Employee-related liabilities	15,300	5,571
Deferred revenue	(3,589)	10,042
Operating leases and other current liabilities	6,898	10,745
Other long-term liabilities	364	200
Net cash used in operating activities	13,508	(24,594)
Investing Activities
Purchases of short-term investments	(251,361)	(391,025)
Proceeds from maturities and redemptions of short-term investments	239,031	415,485
Purchases of property and equipment	(16,162)	(21,605)
Acquisitions, including in-process research and development, net of cash acquired	—	(69,496)
Purchases of intangible assets and strategic investments	—	(2,515)
Net cash used in investing activities	(28,492)	(69,156)
Financing Activities
Proceeds from issuance of convertible senior notes due 2029, net of $9,400 debt issuance costs	306,850	—
Repurchase of $246,740 principal amount of convertible senior notes due 2025	(246,123)	—
Payment for capped call transactions related to convertible senior notes due 2029	(15,813)	—
Repurchase and retirement of common stock	(30,000)
Proceeds from issuance of common stock under Company stock plans, net of cash used to settle withholding taxes on vested restricted stock	(9,032)	1,567
Other financing activities	183	(71)
Net cash provided by (used in) financing activities	6,065	1,496
Effect of foreign exchange rate changes on cash	(910)	(652)
Net increase (decrease) in cash and cash equivalents	(9,829)	(92,906)
Cash and cash equivalents at beginning of period	58,868	172,517
Cash and cash equivalents at end of period	$49,039	$79,611
Supplemental disclosures of cash flow information
Income taxes paid	$1,298	$1,771
Supplemental schedule of non-cash investing and financing activities
Operating lease right-of-use assets obtained in exchange for operating lease obligations	$4,659	$—
Purchases of property and equipment included in accounts payable	$2,641	$3,224
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
The Company manufactures, sells, and supports insulin pump products that are designed to address the evolving needs and preferences of differentiated segments of the insulin-dependent diabetes market. The Company recently expanded its insulin pump portfolio, which now includes both the t:slim X2 and the Tandem Mobi. Both pumps feature Control-IQ technology, which is the Company’s advanced algorithm for managing insulin delivery, using information received from integrated continuous glucose monitoring (CGM) sensors. New software for the insulin pumps may be updated remotely by the individual users as new advancements become available and are compatible with other complementary digital health offerings, such as the mobile application and cloud-based diabetes management applications. The Company’s insulin pump systems products are generally considered durable medical equipment and have an expected lifespan of at least four years. In addition to insulin pumps, the Company sells single-use components that are used together with the pumps and are replaced every few days, including cartridges for storing and delivering insulin, and infusion sets that connect the insulin pump to a user’s body.
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
Interim financial results are not necessarily indicative of results anticipated for the full year or any other period(s). These unaudited condensed consolidated financial statements should be read in conjunction with the Company’s audited consolidated financial statements and accompanying notes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2023 (Annual Report), from which the consolidated balance sheet presented as of December 31, 2023 herein was derived. The condensed consolidated financial statements include the accounts of Tandem Diabetes Care, Inc. and its wholly-owned subsidiaries. All significant intercompany balances and transactions have been eliminated in consolidation.
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
2. Summary of Significant Accounting Policies
There have been no material changes to the Company’s significant accounting policies during the nine months ended September 30, 2024, as compared to those disclosed in the Annual Report.

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
Intangible Assets Subject to Amortization
Finite-lived intangible assets are recorded at cost, net of accumulated amortization and, if applicable, impairment charges. Amortization of finite-lived intangible assets is recognized over their estimated useful lives on a straight-line basis. The Company did not recognize any intangible asset impairment losses during the three and nine months ended September 30, 2024 and 2023.
Strategic Investments
The Company held equity investments totaling $30.4 million and $10.1 million in private companies at September 30, 2024 and December 31, 2023, respectively. The investments were included as a component of other long-term assets on the condensed consolidated balance sheets at September 30, 2024 and December 31, 2023. The investments were carried at cost minus impairment, if any, adjusted for changes in observable prices. The Company monitors these investments to evaluate whether any increase or decline in its value has occurred, based on the implied value of recent company financings, public market prices of comparable companies and general market conditions.
In November 2024, the Company signed an investment agreement with one of its private company investees. Per the agreement, the Company will invest an additional $46.4 million. The investment is expected to close in the fourth quarter of 2024, and represent a cumulative investment of more than 20% of the private company’s outstanding equity. The investment will be recorded using the equity method and will be included in long-term assets on the Company’s consolidated balance sheet.
The Company did not record any impairment charges related to its strategic investments in the three months ended September 30, 2024. During the nine months ended September 30, 2024, the Company recorded an impairment charge of $2.0 million related to one of its investments in a private company. The Company did not record any impairment charges related to its strategic investments in the three and nine months ended September 30, 2023.

Approximately $22.2 million of the total strategic investments balance was previously held in the form of subordinated convertible notes of one private investee company. The subordinated notes were converted into equity of the private company at final maturity, which occurred in June 2024. As a result of the note conversion, the Company received shares of the private investee company. As of September 30, 2024, and December 31, 2023, each of the Company’s equity investments in private companies represented less than 15% of the outstanding equity of the respective private company.
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
The Company will recognize the deferred sales when the obligations under the Tandem Choice program are satisfied. If a customer elects to participate in the program, the Company will recognize upgrade fees received, and the associated cost of goods sold at the time of fulfilling the obligation. Any remaining deferrals will be recognized at program expiration on December 31, 2024, provided all obligations under the Tandem Choice program are satisfied. For the nine months ended September 30, 2024, the net effect of Tandem Choice deferrals and fulfillments was negligible.
At September 30, 2024 and December 31, 2023, current deferred revenue balance was $30.1 million and $30.6 million, respectively, related to the Tandem Choice program.

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
As of September 30, 2024 and December 31, 2023, total estimated sales rebates were included in the following condensed consolidated balance sheet accounts (in thousands):

	September 30, 2024	December 31, 2023
Other current liabilities	$3,012	$505
Other long-term liabilities	6,503	8,042
Total sales rebate	$9,515	$8,547
Warranty Reserve
The Company generally provides a four-year warranty on its insulin pumps to end-user customers and may replace any pumps that do not function as intended in accordance with the product specifications within the warranty period. Additionally, the Company offers a six-month warranty on single-use insulin cartridges and infusion sets. Estimated warranty costs are recorded at the time of shipment, and the Company reevaluates the estimate of the warranty reserve obligation at each reporting period. Warranty costs are estimated primarily based on the current expected product replacement cost and expected replacement rates using historical experience. Insulin pumps returned to the Company may be refurbished and redeployed. Experience has shown that initial data for any given pump version or pump platform may be insufficient. Therefore, the Company’s process relies on long-term historical averages of existing platforms until sufficient data are available. As actual experience becomes available, the Company uses the data to update the historical averages. The Company may make further adjustments to the warranty reserve when deemed appropriate, giving additional consideration to revised future expectations of performance based on enhanced hardware components, or new features and capabilities that may become available through Tandem Device Updater. Warranty expense is recorded as a component of cost of sales in the condensed consolidated statements of operations.
The following table provides a reconciliation of the changes in product warranty liabilities for the three and nine months ended September 30, 2024 and 2023 (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Balance at beginning of the period	$37,356	$38,917	$37,173	$36,537
Provision for warranties issued during the period	11,084	9,601	31,074	26,889
Settlements made during the period	(9,576)	(8,986)	(27,675)	(24,054)
Increases (decreases) in warranty estimates	1,882	(1,775)	174	(1,615)
Balance at end of the period	$40,746	$37,757	$40,746	$37,757
As of September 30, 2024 and December 31, 2023, total product warranty reserves were included in the following condensed consolidated balance sheet accounts (in thousands):

	September 30, 2024	December 31, 2023
Other current liabilities	$19,832	$18,135
Other long-term liabilities	20,914	19,038
Total warranty reserve	$40,746	$37,173

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
For the three and nine months ended September 30, 2024 and 2023, there was no difference in the weighted average number of shares used to calculate basic and diluted net loss per share due to the Company’s net loss position for each of the periods presented.
Potentially dilutive securities outstanding and not included in the calculation of diluted net loss per share (because inclusion would be anti-dilutive) are as follows (in thousands, in common stock equivalent shares):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Options to purchase common stock	781	135	125	135
Unvested restricted stock units	3,964	2,930	2,995	2,011
Warrants to purchase common stock	194	194	194	194
Awards granted under the ESPP	292	173	147	80
Convertible senior notes (if-converted)	9,513	2,554	7,762	2,554
	14,744	5,986	11,223	4,974
Recently Issued Accounting Pronouncements Not Yet Adopted
In November 2023, the FASB issued ASU 2023-07 to improve the information that a public entity discloses about reportable segments and to address investor requests for more information about reportable segment expenses. The pronouncement requires a public entity to report a measure of segment profit or loss that the chief operating decision maker (CODM) uses to assess segment performance and make decisions about allocating resources. ASU 2023-07 also requires other specified segment items and amounts, such as depreciation, amortization, and depletion expense, to be disclosed under certain circumstances. The amendments in ASU 2023-07 are effective for fiscal years beginning after December 15, 2023 and interim periods within fiscal years beginning after December 15, 2024, adopted retrospectively. The Company is currently evaluating the effect of adoption of ASU 2023-07 on the Company’s consolidated financial statements or disclosures.

3. Short-Term Investments
The Company invests in marketable securities primarily consisting of debt instruments of the United States Government, United States Government-sponsored enterprises, and financial institutions and corporations with strong credit ratings. The following represents a summary of the estimated fair value of short-term investments at September 30, 2024 and December 31, 2023 (in thousands):

At September 30, 2024	Amortized Cost	Gross Unrealized Gain	Gross Unrealized Loss	Estimated Fair Value
Available-for-sale securities:
United States Government-sponsored enterprises	$166,401	$1,718	$(9)	$168,110
United States Treasury securities	112,169	448	(8)	112,609
Commercial paper	23,431	82	—	23,513
Corporate debt securities	116,314	653	(1)	116,966
Foreign government bonds	3,013	55	—	3,068
Total	$421,328	$2,956	$(18)	$424,266

At December 31, 2023	Amortized Cost	Gross Unrealized Gain	Gross Unrealized Loss	Estimated Fair Value
Available-for-sale securities:
United States Government-sponsored enterprises	$181,851	$518	$(215)	$182,154
United States Treasury securities	114,714	318	(28)	115,004
Commercial paper	72,505	33	(27)	72,511
Corporate debt securities	39,225	156	(6)	39,375
Total	$408,295	$1,025	$(276)	$409,044

The contractual maturities of available-for-sale debt securities as of September 30, 2024, were as follows (in thousands):

	Years to Maturity
At September 30, 2024	Within One Year	One to Two Years	Two to Three Years	Estimated Fair Value
United States Government-sponsored enterprises	$60,575	$24,215	$83,320	$168,110
United States Treasury securities	71,407	40,194	1,008	112,609
Commercial paper	23,513	—	—	23,513
Corporate debt securities	62,532	54,434	—	116,966
Foreign government bonds	—	—	3,068	3,068
Total	$218,027	$118,843	$87,396	$424,266

The Company has classified all marketable securities, regardless of maturity, as short-term investments based upon the Company’s ability and intent to use any of those marketable securities to satisfy the Company’s liquidity requirements.
The Company reviews the portfolio of available-for-sale debt securities quarterly to determine if any investment is impaired due to changes in credit risk or other potential valuation concerns. Unrealized losses on available-for-sale debt securities at September 30, 2024 were primarily due to an increase in market interest rates after certain debt securities were purchased, and the balance was not material to the Company’s quarterly results.
4. Composition of Certain Financial Statement Items

Accounts Receivable
Accounts receivable, net consisted of the following at September 30, 2024 and December 31, 2023 (in thousands):

	September 30,	December 31,
	2024	2023
Accounts receivable	$113,249	$110,453
Less: allowance for credit losses	(6,061)	(4,898)
Accounts receivable, net	$107,188	$105,555

Allowance for Credit Losses
The following table provides a reconciliation of the changes in the allowance for estimated accounts receivable credit losses for the three and nine months ended September 30, 2024 and 2023 (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Balance at beginning of the period	$5,225	$4,842	$4,898	$4,327
Provision for expected credit losses	3,579	1,308	7,302	4,066
Write-offs and adjustments, net of recoveries	(2,743)	(795)	(6,139)	(3,038)
Balance at end of the period	$6,061	$5,355	$6,061	$5,355

Inventories
Inventories consisted of the following at September 30, 2024 and December 31, 2023 (in thousands):

	September 30,	December 31,
	2024	2023
Raw materials	$35,933	$42,783
Work-in-process	35,829	44,026
Finished goods	80,679	71,128
Total inventories	$152,441	$157,937

5. Fair Value Measurements
The following table presents information about the Company’s financial assets and liabilities measured at fair value on a recurring basis as of September 30, 2024 and December 31, 2023, and indicates the fair value hierarchy of the valuation techniques used by the Company to determine such fair value (in thousands):

	Fair Value Measurements at September 30, 2024
	Total	Level 1	Level 2	Level 3
Assets
Cash equivalents(1)	$38,830	$38,830	$—	$—
United States Government-sponsored enterprises	168,110	—	168,110	—
United States Treasury securities	112,609	112,609	—	—
Commercial paper	23,513	—	23,513	—
Corporate debt securities	116,966	—	116,966	—
Foreign government bonds	3,068	—	3,068	—
Total assets	$463,096	$151,439	$311,657	$—

	Fair Value Measurements at December 31, 2023
	Total	Level 1	Level 2	Level 3
Assets
Cash equivalents(1)	$48,033	$48,033	$—	$—
United States Government-sponsored enterprises	182,154	—	182,154	—
United States Treasury securities	115,004	115,004	—	—
Commercial paper	72,511	—	72,511	—
Corporate debt securities	39,375	—	39,375	—
Total assets	$457,077	$163,037	$294,040	$—
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
There were no transfers into or out of Level 3 assets during the three months ended September 30, 2024 and 2023, respectively.

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
The Company’s convertible senior notes are carried at amortized cost on the condensed consolidated balance sheets (see Note 7, “Debt”). The Company estimated the fair value of its convertible senior notes based on Level 2 quoted market prices as follows (in thousands):

	Fair Value Measurements at
	September 30, 2024	December 31, 2023
Convertible Senior Notes due 2025	$39,130	$271,688
Convertible Senior Notes due 2029	458,043	*
Total fair value of outstanding convertible senior notes	$497,173	$271,688
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
Operating Lease Impairment Charge
In 2023, the Company consolidated facilities by moving the administrative functions and other operations from the leased space on Vista Sorrento Parkway in San Diego, California (Vista Sorrento Lease) to the Company’s new headquarters, located on High Bluff Drive in San Diego, California. In connection with permanently ceasing use of the Vista Sorrento Lease, the Company recorded a $14.1 million impairment charge as the carrying amount of the assets related to the Vista Sorrento Lease exceeded its fair value based on the Company’s estimate of future discounted cash flows related to the leased facility. The $14.1 million charge was comprised of an $11.2 million impairment of operating lease right-of-use assets and a $2.9 million write-off of fixed assets, and was recorded as a component of selling, general and administrative expenses in the condensed consolidated statements of operations.
Supplemental Lease Disclosure Information
The Company’s lease costs recorded in the condensed consolidated statements of operations were as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Operating lease cost	$3,603	$3,528	$10,684	$12,457
Short-term lease cost	22	22	65	87
Loss on lease termination and right-of-use asset impairment charges	—	—	—	11,224
Total lease cost	$3,625	$3,550	$10,749	$23,768

Maturities of operating lease liabilities at September 30, 2024 were as follows (in thousands):

Years Ending December 31,
2024	$4,433
2025	18,188
2026	18,146
2027	18,449
2028	14,934
Thereafter	90,326
Total undiscounted lease payments	164,476
Less: amount representing interest	(36,964)
Present value of operating lease liabilities	127,512
Less: current portion of operating lease liabilities	(18,033)
Operating lease liabilities - long-term	$109,479
The weighted-average remaining lease term and weighted-average discount rate for operating leases were as follows:

	September 30, 2024	December 31, 2023
Weighted-average remaining lease term (in years)	9.4	10.2
Weighted-average discount rate used to determine operating lease liabilities	5.3%	5.4%
Cash amounts paid included in the measurement of lease liabilities, representing operating cash flows, were $13.3 million and $9.2 million for the nine months ended September 30, 2024 and 2023, respectively.

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
The Company also paid $1.3 million of accrued interest due at time of the note repurchase. As a result of the repurchase, the Company recognized a $1.3 million loss on extinguishment of debt in the condensed consolidated statement of operations for the nine months ended September 30, 2024. The loss on extinguishment of debt included the unamortized debt issuance costs related to the portion of the 2025 Notes repurchased.
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

The Company may not redeem the 2029 Notes before March 22, 2027. The Company has the option to redeem for cash all or any portion of the 2029 Notes on or after March 22, 2027 if the last reported sale price of the Company’s common stock has been at least 130% of the 2029 Notes Conversion Price then in effect for at least 20 trading days (whether or not consecutive), including the trading day immediately preceding the date on which the Company provides notice of redemption, during any 30 consecutive trading day period, at a redemption price equal to 100% of the principal amount of the 2029 Notes to be redeemed, plus accrued and unpaid interest. No sinking fund is provided for the 2029 Notes.
Holders of the 2029 Notes may convert all or a portion of their 2029 Notes at their option before December 15, 2028, in multiples of $1,000 principal amounts, only under the following circumstances:
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
The 2025 Notes are the Company’s senior unsecured obligations. Interest is payable in cash semi-annually in arrears beginning on November 1, 2020 at a rate of 1.50% per year. The 2025 Notes mature on May 1, 2025 unless repurchased, redeemed, or converted in accordance with their terms before the maturity date. As of September 30, 2024 the outstanding balance of the 2025 Notes was classified in current liabilities on the Company’s condensed consolidated balance sheets.

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

Holders of the 2025 Notes had the right to convert all or a portion of their 2025 Notes at their option before November 1, 2024, in multiples of $1,000 principal amounts, under certain circumstances outlined in the offering agreement.
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
The net carrying amount of the Company’s convertible senior notes on the condensed consolidated balance sheets consisted of the following (in thousands):

	September 30, 2024	December 31, 2023
Principal amount:
Convertible Senior Notes Due 2025	$40,760	$287,500
Convertible Senior Notes Due 2029	316,250	*
Total principal amount	357,010	287,500
Unamortized debt issuance costs	(8,576)	(2,465)
Total debt, net	$348,434	$285,035
Less: current portion	(40,605)	—
Long-term senior convertible notes	$307,829	$285,035
* Not applicable as no notes were outstanding at this date.
As of September 30, 2024 and December 31, 2023, the if-converted value of the 2025 Notes did not exceed the principal amount. As of September 30, 2024, the if-converted value of the 2029 Notes exceeded the principal amount by $71.8 million.
In October 2023, the Company was notified that additional interest beyond the 1.50% per annum had been accruing on the 2025 Notes since May 2021, under the terms of the indenture. This additional interest accrued at a rate of 0.50% per annum on the outstanding principal amount of the Notes, and as of September 30, 2023 amounted to about $3.1 million in the aggregate. The additional accrued interest was fully paid in November 2023.
The following table summarizes the effective interest rates for each of our convertible senior notes for the periods shown:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Effective interest rate:
Convertible Senior Notes Due 2025	2.1%	2.2%	2.1%	2.2%
Convertible Senior Notes Due 2029	2.1%	*	2.1%	*
* Not applicable as no notes were outstanding at this date.

The following table details interest expense related to the Notes recognized for the three and nine months ended September 30, 2024, and 2023 (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Contractual interest expense(1)	$1,339	$4,138	$3,823	$6,368
Amortization of debt issuance costs	502	702	1,404	1,711
Total interest expense	$1,841	$4,840	$5,227	$8,079
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

8. Stockholders’ Equity

Shares Reserved for Future Issuance
The following shares of the Company's common stock were reserved for future issuance at September 30, 2024 (in thousands):

Shares reserved for issuance upon conversion of Convertible Senior Notes	9,513
Shares underlying outstanding warrants	194
Shares underlying outstanding stock options	3,583
Shares underlying unvested restricted stock units	4,020
Shares authorized for issuance pursuant to awards granted under the ESPP	3,052
Shares authorized for future equity award grants	1,879
Total	22,241
Common Stock Warrants

Warrants outstanding to purchase shares of the Company's common stock as of September 30, 2024 were as follows:

Issue Date	Exercise Price Per Share	Warrants Outstanding	Expiration Date of Warrants Outstanding
March 2017	$23.50	193,788	March 2027
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

Stock-Based Compensation
The following table summarizes the allocation of stock-based compensation expense included in the condensed consolidated statements of operations for all stock-based compensation arrangements (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Cost of sales	$1,675	$1,812	$5,506	$5,154
Selling, general and administrative	16,395	12,466	45,200	41,448
Research and development	8,211	6,463	22,511	18,733
Total stock-based compensation expense	$26,281	$20,741	$73,217	$65,335
The total stock-based compensation expense capitalized as part of the cost of the Company’s inventories was $1.8 million at September 30, 2024, and $2.0 million at December 31, 2023.
Restricted Stock Units
Restricted stock units (RSUs) have a grant value equal to the closing price of the Company’s common stock on the award date.

The total number of RSUs granted and the respective weighted average grant date fair value were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
RSUs granted	140,806	208,082	2,193,104	1,997,907
Weighted average grant date fair value (per share)	$45.66	$29.19	$45.29	$28.94

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

	Nine Months Ended September 30,
	2024	2023
Weighted average grant date fair value (per share)	$21.45	$12.52
Risk-free interest rate	5.1%	4.7%
Dividend yield	0.0%	0.0%
Expected volatility	70.2%	60.9%
Expected term (in years)	1.3	1.3

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
10. Income Taxes
For the three and nine months ended September 30, 2024, the Company recognized income tax expense of $0.6 million and $4.9 million, respectively, on a pre-tax loss of $22.6 million and $91.9 million, respectively. The Company calculated the provision for income taxes for the three and nine months ended September 30, 2024 by applying an estimate of the annual effective tax rate for the full year to ordinary income (loss) adjusted by the tax impact of discrete items. Income tax expense for the three and nine months ended September 30, 2024 was primarily attributable to federal, state and foreign income tax expense as a result of current taxable income in certain jurisdictions.
For the three and nine months ended September 30, 2023, the Company recognized income tax expense of $2.2 million and $3.7 million, respectively, on a pre-tax loss of $30.7 million and $188.9 million, respectively. Income tax expense for the three and nine months ended September 30, 2023 was primarily attributable to federal, state and foreign income tax expense as a result of current taxable income in certain jurisdictions. The Company calculated the provision for three and nine months ended September 30, 2023 by applying an estimate of the annual effective tax rate for the full year to ordinary income (loss) adjusted by the tax impact of discrete items.
The Company continues to maintain a full valuation allowance against its net deferred tax assets as of September 30, 2024, based on the current assessment that it is not more likely than not these future benefits will be realized before expiration.

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
Revenues by Geographic Region and Customer Sales Channel
During the three and nine months ended September 30, 2024 and 2023, no individual country outside the United States generated revenue that represented more than 10% of total revenue. The table below sets forth revenues for the Company’s two primary geographical markets, based on the geographic location to which its products are shipped (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
United States	$171,650	$130,222	$458,122	$403,964
Outside the United States	72,321	55,400	199,433	146,958
Total Sales	$243,971	$185,622	$657,555	$550,922
Sales to distributors accounted for 61% and 62% of the Company’s United States sales for the three and nine months ended September 30, 2024, respectively, and 64% and 64% of the Company’s United States sales for the three and nine months ended September 30, 2023, respectively. Sales to distributors accounted for the vast majority of the Company’s sales outside the United States for the three and nine-month periods ended September 30, 2024 and 2023.

Revenues by Product
During the three and nine months ended September 30, 2024 and 2023, sales by product were as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Pump	$114,799	$88,037	$309,961	$274,415
Supplies and other	128,133	105,821	347,547	289,075
Net revenue recognized (deferred) for Tandem Choice program	1,039	(8,236)	47	(12,568)
Total Sales	$243,971	$185,622	657,555	550,922

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
On January 19, 2023, the Company completed the acquisition of AMF Medical under the terms of the Purchase Agreement. The total aggregate consideration for the Transaction included a previous strategic investment of Swiss Francs (CHF) 8.0 million made in the third quarter of 2022, a cash payment of CHF 62.4 million paid at the closing of the Transaction, and additional contingent earnout payments of up to CHF 129.6 million. The contingent earnout payments become payable upon the achievement of certain milestones, and are comprised of a payment of up to CHF 38.4 million upon the successful completion of key development milestones over the two years following the closing date of the Transaction, and a payment of up to CHF 91.2 million upon obtaining regulatory clearance from the FDA of an automated controller enabled (ACE) pump. The contingent consideration will be recognized as each contingency is resolved and the respective consideration is paid or becomes payable. As of September 30, 2024, the contingencies related to the earnout milestones were not yet resolved and, therefore, the related amounts were not included in the fair value of the asset acquired and were not recognized as a liability on the consolidated balance sheet at September 30, 2024. The Company funded the initial closing payment using existing cash balances.
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
13. Commitments and Contingencies
Legal and Regulatory Matters
On September 8, 2023, a purported stockholder of the Company filed a putative securities class action complaint (captioned Lowe v. Tandem Diabetes Care, Inc., et al., Case No. 23-cv-1657 (“Lowe”)) in the United States District Court for the Southern District of California against the Company and certain of the Company’s current executive officers (“defendants”). On December 6, 2023, the court appointed Mason Raines, Thomas O. Martel, and Linna Rae Martel to serve as co-lead plaintiffs (“plaintiffs”). On February 1, 2024, the plaintiffs filed their amended complaint. In the amended complaint, the plaintiffs alleged violations of the Securities Exchange Act of 1934, as amended, based on alleged materially false and misleading statements relating to our sales trends and financial forecasts. The plaintiffs sought to represent a class of persons who purchased or otherwise acquired Tandem common stock during the period between August 3, 2022, and November 2, 2022, inclusive. The plaintiffs also sought unspecified monetary damages, pre- and post-judgment interest, costs and fees, including attorneys’ fees and expert fees, and other relief. The defendants filed their motion to dismiss the amended complaint on March 11, 2024. The plaintiffs filed a response in opposition to defendants’ motion to dismiss on March 27, 2024, and on April 10, 2024, defendants filed their reply. On April 29, 2024, the court granted defendants’ motion to dismiss with leave to file a second amended complaint within 30 days. The plaintiffs did not file a second amended complaint within 30 days. On June 4, 2024, the Court entered final judgment dismissing the action in its entirety with prejudice. On July 5, 2024, the plaintiffs’ deadline to appeal the final judgment expired.

Two shareholder derivative cases were filed in the United States District Court for the Southern District of California on March 29, 2024 (captioned Bushansky v. John F. Sheridan et al., Case No. 24-cv-608) and on April 23, 2024 (captioned Amersi v. John F. Sheridan et al., Case No. 24-cv-726) against the individual members of Tandem’s Board of Directors and the Company. These shareholder derivative lawsuits piggybacked on the Lowe case, and alleged that Tandem’s Board breached its fiduciary duties by failing to properly oversee and monitor the risks affecting the Company’s business, which resulted in reduced guidance, an associated stock drop, and the Lowe case. On May 16, 2024, the parties in the derivative actions filed a joint motion regarding consolidation and appointment of counsel. On June 13, 2024, the joint motion was granted and the derivative actions were consolidated. On July 12, 2024, the parties filed a joint request for voluntary dismissal of the consolidated derivative actions without prejudice. On the same day, July 12, 2024, the court granted the parties’ joint request and dismissed the consolidated derivative actions without prejudice.

From time to time, the Company is involved in various other legal proceedings, regulatory matters, and other disputes or claims arising from or related to claims incident to the normal course of the Company’s business activities, including actions with respect to intellectual property, data privacy, employment, regulatory, product liability and contractual matters. Although the results of such legal proceedings and claims cannot be predicted with certainty, as of September 30, 2024 the Company believes it is not currently a party to any legal proceedings, regulatory matters, or other disputes or claims for which a material loss was considered probable or for which the amount (or range) of loss was reasonably estimable. However, regardless of the merit of the claims raised or the outcome, legal proceedings may have an adverse impact on the Company as a result of defense and settlement costs, diversion of management time and resources, and other factors.
Letters of Credit
As of September 30, 2024, in connection with one of the Company’s operating leases (see Note 6, “Leases”), the Company had a $4.9 million unsecured irrevocable standby letter of credit arrangement with a bank, under which the landlord of the building is the beneficiary. The Company is required to maintain the standby letter of credit throughout the term of the lease, which expires in April 2035.

Item 2.     Management’s Discussion and Analysis of Financial Condition and Results of Operations.
You should read the following discussion and analysis together with our financial statements and related notes in Part I, Item 1 of this Quarterly Report on Form 10-Q for the quarter ended September 30, 2024 (Quarterly Report).
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
Overview
We are a medical device company focused on the design, development and commercialization of technology solutions for people living with diabetes. We consider our primary addressable market to be people who live with type 1 diabetes. Through our product development efforts, we are seeking to expand our addressable market to include people living with type 2 diabetes who require intensive insulin therapy. Diabetes management can vary greatly from person-to-person, creating multiple market segments based on clinical needs and personal preferences. Our goal is to address the individual needs of people with insulin-dependent diabetes and their care team, by offering flexibility and choice in intelligent insulin delivery systems, through an accessible portfolio of market-leading pumps, applications, and insights.
From inception in 2012 through June 2018, we derived nearly all of our sales from the shipment of insulin pumps and associated supplies to customers in the United States. Starting in the third quarter of 2018, we began selling in select geographies outside the United States and our technology solutions are now available in approximately 25 countries worldwide.

Through our portfolio approach, we offer people living with diabetes a choice in their therapy management system based on their individual needs and preferences. In support of this strategy, we recently expanded our portfolio which now includes both the t:slim X2 and the Tandem Mobi insulin pumps. The Tandem Mobi insulin pump is the world’s smallest durable automated insulin delivery (AID) system. At approximately half the size of our t:slim X2 pump, Tandem Mobi is designed for people who seek even greater discretion and flexibility, and includes features such as expanded pump-control from our iOS mobile application, inductive charging, and an on-pump button that can be used for bolusing and other actions. Since the beginning of 2024, we scaled the commercial release of Tandem Mobi in the United States, first offering integration with the Dexcom G6 sensor beginning in February followed by the Dexcom G7 beginning in June.
The vast majority of our customers use their insulin pump with CGM integration. This allows their insulin pump to receive CGM sensor readings, which can then be used in our AID algorithms, including our Control-IQ technology. Control-IQ is an advanced hybrid-closed loop feature designed to help increase a user’s time in their targeted glycemic range. Multiple studies, including three publications in the New England Journal of Medicine, have demonstrated that use of Control-IQ technology provides people across all demographics with improved clinical outcomes that are both immediate and sustained.
The t:slim X2 was the first pump in the industry on which remote software updates were made commercially available in the United States and is now also available in the countries we serve worldwide. This has allowed our t:slim X2 and Tandem Mobi customers to update their own pump software. We believe this offering is a competitive advantage that allows us to bring our customers clinical and lifestyle enhancements within their warranty cycle without having to purchase a new pump. These enhancements include new developments in our AID technology, CGM integrations and mobile app features. For example, in 2024 we offered pump software updates to allow Tandem pump users access to integrate with new CGM sensors.
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
Control-IQ Advancements
We are continuing to drive innovation in our algorithms, emphasizing automation, personalization and simplification to continue to improve therapeutic outcomes and provide a positive patient experience. In late 2023, an enhanced version of our Control-IQ technology was cleared with additional features for people with type 1 diabetes age 2 and older. In the third quarter of 2024, we completed a pivotal study to support expanding indications to include people living with type 2 diabetes. We are also pursuing the use of different insulins with our Control-IQ technology. For example, in the first half of 2024 we received approval for both the addition of Trurapi U-100 in Canada and Lyumjev in the European Union as compatible insulins that can be used with our t:slim X2 pump with Control-IQ technology.

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
The ordering patterns of, and levels of inventory carried by, our distributors outside the United States for pumps and supplies have historically been highly variable from period to period due to a number of factors, including summer vacations, the timing of product launches into new geographies and variability due to supply chain logistics, particularly during the global pandemic. This also influences the timing in which renewal eligibility begins for existing customers, which may not initially be consistent with trends in the United States market. We recently began completing full four-year reimbursement cycles in an increasing number of our markets outside of the United States.
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
•Any adverse event involving products that we distribute could result in future corrective actions, such as recalls or customer notifications, or regulatory agency action, which could include inspection, mandatory recall or other enforcement action. Any action by regulatory bodies against us, and any regulatory challenges we encounter could have a negative impact on our product sales and harm our reputation.

Markets, Seasonality, Competition, and Product Launches
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

•Seasonality in the United States is associated with annual insurance deductibles and coinsurance requirements of the medical insurance plans used by our customers and the customers of our distributors. In the United States, we typically experience a higher volume of pump shipments in the second half of the year due to the nature of the reimbursement environment. Other factors that may impact sales across the year include the timing of winter, summer and other seasonal holidays, particularly in our markets outside the United States.

•We believe our July 2023 announcement of U.S. Food and Drug Administration (FDA) clearance of Tandem Mobi and its anticipated launch impacted the timing of purchasing decisions by our current and prospective customers in the second half of 2023 up through the United States commercial availability of Tandem Mobi in February 2024, resulting in delays that were unlike historical seasonal patterns or purchasing behaviors. Regulatory approval and/or upcoming launches of other new Tandem or competitor products could also adversely impact timing of purchasing decisions.

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
Reimbursement
•Our insulin pump products are generally considered durable medical equipment (DME) and have an expected lifespan of at least four years. In addition to insulin pumps, we sell single-use products that are used together with our pumps and are replaced every few days, including cartridges for storing and delivering insulin, and infusion sets that connect the insulin pump to a user’s body. Because of the DME classification, our pumps and supplies are typically reimbursed through a medical benefit. As our portfolio expands, we are pursuing a multi-channel managed care strategy and are in discussions to begin serving Mobi customers through the pharmacy channel.
•We generally have had broad insurance coverage for our current products from third-party payors. Our revenue and results of operations may be impacted by the failure to secure or retain adequate coverage, changes in reimbursement structures or availability of affordable options for our customers.
Macroeconomic Factors
•Global economic and market uncertainty, such as recessionary concerns, changes in discretionary spending and increased interest rates have impacted our customers’ purchasing decisions and the buying patterns of our distributors.
•High inflation, fluctuations in foreign currency valuations and the effects of other macroeconomic factors and concerns has disrupted and may continue to disrupt our relationships with suppliers, third-party manufacturers, healthcare providers, distributors and our existing or potential customers.

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
From September 2022 through February 2024, we offered the Tandem Choice program to eligible t:slim X2 customers to provide a pathway to ownership of our newest hardware platform, Tandem Mobi, for a fee when available. Eligible customers who purchased a t:slim X2 insulin pump during the program period have until December 31, 2024 to exercise the option to switch to the Tandem Mobi for a stated fee. The accounting treatment for Tandem Choice is complex (see Note 2, “Summary of Significant Accounting Policies”). The program required the deferral of some portion of sales for shipments of eligible pumps between the third quarter of 2022 and the first quarter of 2024. No election was made by the customer at the time of the initial sale, nor did the right offered to the customer impact the economics associated with how or when the initial pump sale was reimbursed. If a customer elects to participate in Tandem Choice, we will recognize the existing sales deferral, incremental fees received and the associated costs of goods sold for the new insulin pump, Tandem Mobi, at the time of fulfillment. Qualifying customers were able to elect participation in Tandem Choice starting near the end of the second quarter of 2024. Any remaining deferrals will be recognized when the program ends on December 31, 2024, provided all obligation under the Tandem Choice program are satisfied. The balance of the Tandem Choice deferral was $30.1 million as of September 30, 2024.
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
Other Income and Expense
Other income and expense primarily consists of interest earned on our cash equivalents and short-term investments, foreign currency transaction gains and losses and interest expense which includes the amortization of debt issuance costs related to our convertible senior notes.
In October 2023, we were notified that $3.1 million of additional interest beyond the 1.50% per annum had been accruing on the 2025 Notes since May 2021, pursuant to the terms of the indenture (see Note 7, “Debt”).
Income Tax Expense (Benefit)
Because the Company maintains a full valuation allowance against its net deferred tax assets, income tax expense is expected to primarily consist of current federal, state and foreign cash tax expense as a result of taxable income anticipated or incurred in those jurisdictions.

Results of Operations

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands, except percentages)	2024	2023	2024	2023
Sales:
United States	$171,650	$130,222	$458,122	$403,964
Outside the United States	72,321	55,400	199,433	146,958
Total sales	243,971	185,622	657,555	550,922
Cost of sales	119,318	95,869	325,436	276,527
Gross profit	124,653	89,753	332,119	274,395
Gross margin	51%	48%	51%	50%
Operating expenses:
Selling, general and administrative	99,639	79,328	283,987	266,752
Research and development	51,107	41,970	146,677	127,063
Acquired in-process research and development	—	—	—	78,750
Total operating expenses	150,746	121,298	430,664	472,565
Operating loss	(26,093)	(31,545)	(98,545)	(198,170)
Other income (expense), net:
Interest income and other, net	5,344	5,656	13,482	17,305
Interest expense	(1,865)	(4,840)	(5,555)	(8,079)
Loss on extinguishment of debt	—	—	(1,268)	—
Total other income (expense), net	3,479	816	6,659	9,226
Loss before income taxes	(22,614)	(30,729)	(91,886)	(188,944)
Income tax expense	637	2,232	4,894	3,665
Net loss	$(23,251)	$(32,961)	$(96,780)	$(192,609)

Comparison of the Three Months Ended September 30, 2024 and 2023
Sales
For the three months ended September 30, 2024, we shipped more than 31,000 pumps worldwide. Sales were $244.0 million, which included $72.3 million of sales outside the United States. Sales were $185.6 million for the three months ended September 30, 2023, which included $55.4 million of sales outside the United States. For the three months ended September 30, 2024, we recognized incremental pump sales of $1.0 million as a result of Tandem Choice fulfillments. For the three months ended September 30, 2023, our revenues were reduced by $8.2 million for pump sales as a result of deferrals related to Tandem Choice. The Tandem Choice program launched in the United States in September of 2022 and eligibility to participate in the program (and our associated sales deferrals) ended in February 2024 in conjunction with the launch of Tandem Mobi.

Sales by product in the United States were as follows (in thousands):

	Three Months Ended September 30,
	2024	2023
Pump	$86,722	$66,365
Supplies and other	83,889	72,093
Net revenue recognized (deferred) for Tandem Choice program	1,039	(8,236)
Total Sales in the United States	$171,650	$130,222
Pump sales in the United States were $86.7 million for the third quarter of 2024, compared to $66.4 million in the third quarter of 2023. Our pump shipments in the United States increased more than 20% to nearly 21,000 pumps in the third quarter of 2024 compared to the third quarter of 2023. We also benefited from an increase in average selling prices across all product lines due to price increases, customer mix and a continued shift to a higher percent of direct sales versus in our distribution channel. Sales to distributors accounted for 61% and 64% of the Company’s United States sales for the three months ended September 30, 2024 and 2023, respectively. Sales of pump-related supplies increased primarily due to a year-over-year increase in our installed base of customers in the United States, as well as an increase in average selling prices. Tandem Choice fulfillments in the third quarter of 2024 resulted in incremental sales of $1.0 million. Sales in the United States for the three months ended September 30, 2023 were reduced by $8.2 million in sales deferrals related to Tandem Choice.
Sales by product outside the United States were as follows (in thousands):

	Three Months Ended September 30,
	2024	2023
Pump	$28,077	$21,672
Supplies and other	44,244	33,728
Total Sales Outside the United States	$72,321	$55,400
Pump sales outside the United States were $28.1 million for the third quarter of 2024, compared to $21.7 million in the third quarter of 2023. Our pump shipments outside the United States increased by over 30% to nearly 11,000 pumps for the third quarter of 2024 compared to the third quarter of 2023. We also benefited from an increase in average selling prices due primarily to geographical mix. Sales of pump-related supplies increased due to a year-over-year increase in our installed base of customers outside the United States.
Cost of Sales and Gross Profit
Our cost of sales for the three months ended September 30, 2024 was $119.3 million, resulting in gross profit of $124.7 million, compared to cost of sales of $95.9 million and gross profit of $89.8 million for the same period in 2023. Cost of sales for the three months ended September 30, 2024 included a charge of $0.7 million for Tandem Choice fulfillments. There was no comparable charge during the same period in 2023. The gross margin for the three-month periods ended September 30, 2024 and 2023 was 51% and 48%, respectively.

The effect of our Tandem Choice program on gross profit and gross margin was negligible for the three months ended September 30, 2024. Gross profit for the three months ended September 30, 2023 was reduced by $8.2 million, or approximately two percentage points of gross margin due to Tandem Choice. The impact on gross margin from Tandem Choice will continue to fluctuate through the end of the program based on the number of eligible customers who ultimately elect to participate.
Excluding the impact of Tandem Choice, gross margin was flat compared to the prior year period. Gross margin benefited from pricing improvement across all product lines and lower pump materials cost, offset by higher labor and overhead on a per-unit basis as we continued to scale the launch of Tandem Mobi. Gross margin was positively impacted by product mix. Pump sales, which have the highest gross margin, were 47% of total worldwide sales in the third quarter of 2024, compared to 43% in the third quarter of 2023. Excluding the impact of Tandem Choice, pump sales for the third quarter of 2024 were 47% of worldwide sales and 45% of worldwide sales for the third quarter of 2023.
Operating Expenses
Our operating expenses for the three months ended September 30, 2024 were $150.7 million, compared to $121.3 million for the three months ended September 30, 2023. The $29.4 million increase was primarily driven by increased development efforts for pipeline products as well as the ramp up of sales and marketing for Mobi.
Selling, General and Administrative Expenses. SG&A expenses were $99.6 million for the three months ended September 30, 2024, compared to $79.3 million for the same period in 2023. The $20.3 million increase was largely driven by higher employee-related expenses of $12.7 million due to increased headcount and overall higher cost of salaries and benefits. We also experienced a $7.6 million increase in outside consulting and services largely to support business growth.
Research and Development Expenses. R&D expenses increased to $51.1 million for the three months ended September 30, 2024, from $42.0 million for the same period in 2023. The increase in R&D expenses was primarily the result of an increase of $6.0 million in employee benefits and salaries due to an increase in personnel to support our product development efforts. We also experienced an increase in other non-employee discretionary spending, including clinical trial expenses, supplies and equipment costs.
Other Income (Expense), Net
Total other income (expense), net for the three months ended September 30, 2024 was $3.5 million income, compared to $0.8 million income in the same period in 2023. Other income, net for the three months ended September 30, 2024 primarily consisted of $5.6 million of interest income earned on our cash equivalents and short-term investments, and $1.9 million of interest expense which included the amortization of debt issuance costs related to our convertible senior notes due 2025 and 2029 (the 2025 Notes and the 2029 Notes, respectively). Other income, net for the three months ended September 30, 2023 primarily consisted of $5.9 million of interest income earned on our cash equivalents and short-term investments partially offset by $4.8 million of interest expense which included $3.1 million of additional accrued interest as discussed above, as well as the amortization of debt issuance costs related to the 2025 Notes.
Income Tax Expense
We recognized income tax expense of $0.6 million on a pre-tax loss of $22.6 million for the three months ended September 30, 2024, compared to income tax expense of $2.2 million on a pre-tax loss of $30.7 million for the three months ended September 30, 2023. Income tax expense for the three months ended September 30, 2024 and 2023 was primarily attributable to state and foreign income tax expense as a result of current taxable income in certain jurisdictions.

Comparison of the Nine Months Ended September 30, 2024 and 2023
Sales
For the nine months ended September 30, 2024, we shipped nearly 87,000 pumps worldwide. Sales were $657.6 million, which included $199.4 million of sales outside the United States. For the nine months ended September 30, 2024, there was negligible net impact to our revenues as a result of sales deferrals and fulfillments related to our Tandem Choice program. Pump sales that occurred after February 2024 were not eligible for Tandem Choice. Sales were $550.9 million for the same period in 2023, which included $147.0 million of sales outside the United States. For the nine months ended September 30, 2023, we deferred $12.6 million of pump sales as the result of Tandem Choice.

Sales by product in the United States were as follows (in thousands):

	Nine Months Ended September 30,
	2024	2023
Pump	$230,187	$207,180
Supplies and other	227,888	209,352
Net revenue recognized (deferred) for Tandem Choice program	47	(12,568)
Total Sales in the United States	$458,122	$403,964

Pump sales in the United States were $230.2 million for the nine months ended September 30, 2024 compared to $207.2 million for the same period in 2023. Our pump shipments in the United States increased by nearly 10% to more than 56,000 pumps for the nine months ended September 30, 2024, compared to the nine months ended September 30, 2023. The scaled launch of Tandem Mobi has impacted, and may continue to impact, the timing of customer purchases across the quarters. For example, Tandem Mobi became commercially available in the United States in February 2024 initially with Dexcom G6 sensor integration, followed by Dexcom G7 sensor integration in June 2024. We also benefited from an increase in average selling prices across all product lines due to price increases, customer mix and a continued shift to a higher percent of direct sales versus in our distribution channel. Sales of pump-related supplies increased primarily due to a year-over-year increase in our ending estimated installed base of customers in the United States, as well as increase in average selling prices. The net sales impact from revenue deferrals and fulfillments of our Tandem Choice program in the United States for the nine months ended September 30, 2024 was negligible. For the nine months ended September 30, 2023, revenues were reduced by $12.6 million as the result of sales deferrals related to Tandem Choice. The decrease in the net revenue deferral for Tandem Choice in 2024 as compared to 2023 was primarily due to the cessation of the sales deferral period in February 2024, which coincided with the launch of Tandem Mobi. Pump sales that occurred after February 2024 were not eligible for Tandem Choice, nor subject to a sales deferral.

Sales by product outside the United States were as follows (in thousands):

	Nine Months Ended September 30,
	2024	2023
Pump	$79,774	$67,235
Supplies and other	119,659	79,723
Total Sales Outside the United States	$199,433	$146,958

Our pump shipments outside the United States increased by over 20% to more than 30,000 pumps for the nine months ended September 30, 2024 compared to the nine months ended September 30, 2023. Pump sales outside the United States were $79.8 million for the nine months ended September 30, 2024, compared to $67.2 million for the same period in 2023. Throughout 2024, we have seen increased customer demand for our products. In the first half of 2023, pump and supply shipments were impacted by an operational transition to a centralized European distribution center which resulted in significant disruption in distributor ordering patterns. The transition was completed by the second half of 2023. The increase in pump sales was offset by a slight decrease in pump average selling prices due primarily to geographical mix. In addition to the distribution center transition, sales of pump-related supplies outside the United States increased due to growth in our installed base of customers. Sales to distributors accounted for the overwhelming majority of our total sales outside the United States for the nine-month periods ended September 30, 2024, and 2023.

Cost of Sales and Gross Profit
Our cost of sales for the nine months ended September 30, 2024 was $325.4 million resulting in gross profit of $332.1 million, compared to cost of sales of $276.5 million and gross profit of $274.4 million for the same period in 2023. The gross margin for the nine months ended September 30, 2024 was 51% compared to 50% in the same period in 2023.
The effect of Tandem Choice was negligible for the nine months ended September 30, 2024 compared to a gross margin reduction of approximately 1 percentage point for the nine months ended September 30, 2023. The impact on gross margin from our Tandem Choice program will fluctuate through the expiration of the program based on the number and timing of eligible customers who ultimately elect to participate.

Gross margin benefited from pricing improvement and lower materials cost, offset by higher labor and overhead costs on a per-unit basis as we continue to scale the launch of Tandem Mobi. Gross margin was negatively impacted by product mix. Pump sales, which have the highest gross margin, were 47% of total worldwide sales for the nine months ended September 30, 2024, compared to 48% of worldwide sales for the first nine months of 2023. Excluding the impact of Tandem Choice, pump sales for the nine months ended September 30, 2024 were 47% of total worldwide sales compared to 49% in the first nine months of 2023.

Operating Expenses
Our operating expenses for the nine months ended September 30, 2024 were $430.7 million, compared to $472.6 million for the nine months ended September 30, 2023. The $41.9 million decrease was primarily driven by $78.8 million of acquired in-process research and development expenses incurred in 2023 in connection with our acquisition of AMF Medical, for which there was no comparable expense in 2024. In 2023, we also incurred a non-recurring operating lease impairment charge in SG&A of $14.1 million as a result of a facilities consolidation (see Note 6, “Leases”), and employee severance costs of $2.7 million. These non-recurring expenses from 2023 were partially offset by higher operating expenses in 2024 related to development efforts for pipeline products as well as the ramp up of sales and marketing for Tandem Mobi.
Selling, General and Administrative Expenses. SG&A expenses increased 6% to $284.0 million for the nine months ended September 30, 2024, from $266.8 million for the same period in 2023. Expenses for the nine months ended September 30, 2023 included non-recurring expenses of $14.1 million related to lease impairment charges and $2.1 million in severance costs in 2023. Expenses for the nine months ended September 30, 2024 increased mainly due to higher employee-related, marketing and consulting expenses which related to new product launches.
Research and Development Expenses. R&D expenses increased 15% to $146.7 million for the nine months ended September 30, 2024, from $127.1 million for the same period in 2023. The increase in R&D expenses was primarily the result of an increase in salaries and related benefits from our acquisitions and an increase in personnel to support our product development efforts. We also experienced an increase in other non-employee discretionary spending, including clinical trials costs and equipment expenses.
Acquired In-Process Research and Development Expenses. Acquired IPR&D expenses of $78.8 million for the nine months ended September 30, 2023 represented the value of assets acquired, and acquisition related expenses, in connection with our acquisition of AMF Medical (see Note 12, “Acquisitions”).
Other Income (Expense), Net
Total other income (expense), net for the nine months ended September 30, 2024 was $6.7 million income, compared to $9.2 million income in the same period in 2023. Other income, net for the nine months ended September 30, 2024 primarily consisted of $16.7 million of interest income earned on our cash equivalents and short-term investments, partially offset by $5.6 million of interest expense which included the amortization of debt issuance costs related to our 2025 Notes and 2029 Notes. Other income, net for the nine months ended September 30, 2023 primarily consisted of $15.2 million of interest income earned on our cash equivalents and short-term investments, and $2.0 million in foreign currency transaction gains, partially offset by $8.1 million of interest expense which included $3.1 million of additional interest as discussed above and the amortization of debt issuance costs related to our 2025 Notes.
Income Tax Expense
We recognized income tax expense of $4.9 million on a pre-tax loss of $91.9 million for the nine months ended September 30, 2024, compared to income tax expense of $3.7 million on a pre-tax loss of $188.9 million for the nine months ended September 30, 2023. Income tax expense for the nine months ended September 30, 2024 and 2023 was primarily attributable to federal, state and foreign income tax expense as a result of current taxable income in certain jurisdictions.
Liquidity and Capital Resources
At September 30, 2024, we had $473.3 million in cash and cash equivalents and short-term investments. We believe that our cash and cash equivalents, short-term investments, and future cash flows from operations will be sufficient to fund our ongoing core business activities for at least the next 12 months.

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
The following table shows a summary of our cash flows for the nine months ended September 30, 2024, and 2023 (in thousands):

	Nine Months Ended September 30,
	2024	2023
Net cash provided by (used in):
Operating activities	$13,508	$(24,594)
Investing activities	(28,492)	(69,156)
Financing activities	6,065	1,496
Effect of foreign exchange rate changes on cash	(910)	(652)
Net decrease in cash and cash equivalents	$(9,829)	$(92,906)
Operating Activities. Net cash provided by operating activities was $13.5 million for the nine months ended September 30, 2024, compared to $24.6 million cash used in the same period in 2023. For the nine months ended September 30, 2024, net loss was $96.8 million, net non-cash adjustments were $98.8 million, and change in working capital balances was an increase of $11.5 million. For the nine months ended September 30, 2023, net loss was $192.6 million, net non-cash adjustments were $177.4 million and change in working capital balances was a decrease of $9.4 million. For the nine months ended September 30, 2023, net non-cash adjustments included $78.8 million of acquired in-process research and development expenses related to our acquisition of AMF Medical, and a $14.1 million operating lease impairment charge.
Investing Activities. Net cash used in investing activities was $28.5 million for the nine months ended September 30, 2024, which primarily consisted of $251.4 million of purchases of short-term investments, and $16.2 million in purchases of property and equipment, offset by $239.0 million in proceeds from maturities and redemptions of short-term investments. Net cash used in investing activities was 69.2 million for the nine months ended September 30, 2023, which was primarily related to $391.0 million of purchases of short-term investments, $69.5 million for the acquisition of AMF Medical, including transaction costs (see Note 12, “Acquisitions”), and $21.6 million in purchases of property and equipment, of which $8.7 million was associated with improvements to the new headquarters lease facility, completed in 2023, offset by $415.5 million in proceeds from maturities and redemptions of short-term investments.
Financing Activities. Net cash provided by financing activities was $6.1 million for the nine months ended September 30, 2024, which primarily consisted of net proceeds of $306.9 million from the issuance of the 2029 Notes which was partially offset by $246.1 million used in the repurchase of 2025 Notes, $30.0 million used in the repurchase and retirement of common stock and $15.8 million used to purchase Capped Call Options related to the 2029 Notes. In addition, $9.0 million was used in payments for tax withholdings related to the issuance of common stock under our stock plans, net of proceeds received from common stock issuances for the period. Net cash provided by financing activities was $1.5 million for the nine months ended September 30, 2023, which primarily consisted of proceeds from the issuance of common stock under our stock plans, net of payments for related tax withholdings.
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

Item 3. Quantitative and Qualitative Disclosures about Market Risk.
There were no material changes to our quantitative and qualitative disclosures about market risk during the nine months ended September 30, 2024. See Part II, Item 7A of our Annual Report on Form 10-K for the fiscal year ended December 31, 2023 for a detailed discussion of our market risks.
As of September 30, 2024, we had $357.0 million aggregate principal amount outstanding under our 2025 Notes and our 2029 Notes, which convertible senior notes both bear interest at a fixed rate of 1.50% per year. Accordingly, we are not subject to interest rate fluctuation risk related to our convertible senior notes (see Note 7, “Debt”).
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
As of September 30, 2024, we carried out an evaluation, under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based on this evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective at a reasonable assurance level as of September 30, 2024.
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
Changes in Internal Control over Financial Reporting
There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) during the quarter ended September 30, 2024 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION
Item 1. Legal Proceedings.
Except as set forth above under the caption “Commitments and Contingencies - Legal and Regulatory Matters” in Part I, Notes to Unaudited Condensed Consolidated Financial Statements, Note 13 of this Quarterly Report, as of September 30, 2024, we do not believe there are any material pending legal proceedings to which we or any of our subsidiaries are a party or of which any of our property is subject. See also “Patent litigation in the medical device industry is common, and we may be subject to litigation that could cause us to incur substantial costs and divert the attention of management from our business” in Part II, Item 1A of this Quarterly Report.
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
Risks Related to Our Business and Our Industry
We have incurred significant operating losses since inception and cannot assure you that we will achieve sustained profitability.*
Since our inception in January 2006, we have incurred a significant net loss. As of September 30, 2024, we had an accumulated deficit of $1.0 billion. To date, we have funded our operations primarily through cash collected from product sales, private and public offerings of our equity securities, and debt financing. We have devoted substantially all of our resources to the design, development and commercialization of our products, the scaling of our manufacturing and business operations, and the research and development of our current products and products under development.
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
We currently rely on sales of insulin pump products to generate a significant portion of our revenue, and any factors that negatively impact sales of these products may adversely affect our business, financial condition and operating results.*
We generate nearly all of our revenue from the sale of our insulin pumps and the related insulin cartridges and infusion sets, including our recently launched Tandem Mobi insulin pump. Sales of these products may be negatively impacted by many factors, including:
•market acceptance of the insulin pumps and related products manufactured and sold by our key competitors, including Insulet, Medtronic, Ypsomed and Beta Bionics;
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
Because we currently rely on sales of our insulin pumps, and related products to generate a significant majority of our revenue, any factors that negatively impact sales of these products (or negatively impact the products or components integrated with these products) could adversely affect our business, financial condition and operating results. Furthermore, any disruption in our supply chain could negatively impact our ability to manufacture or otherwise supply sufficient product quantities to meet current customer demand, or any unexpected increase in demand, which could also have the effect of magnifying the negative impact of any of the factors described above.

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

Our primary competitors are major medical device companies, primarily Insulet, Medtronic, Ypsomed and Beta Bionics. There are also a number of other companies developing and marketing their own insulin delivery systems and/or related software applications, including insulin pumps and Bluetooth-enabled insulin pens to support MDI therapy. Our primary competitors may enjoy several competitive advantages over us, including:
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
In addition, the competitive environment in which we operate has resulted and may continue to result in competitive pressures on our manufacturers, suppliers, distributors, collaboration partners and other business constituents. For example, we have entered into development agreements with Dexcom, which provide us non-exclusive licenses to integrate various generations of Dexcom CGM technology with our insulin pump products. Abbott also offers glucose sensors which compete with Dexcom CGMs. We have also entered into agreements with Abbott to develop and commercialize integrated diabetes solutions using Abbott’s glucose sensors. There can be no assurance that our collaborations with Dexcom and Abbott will be successful or that we will not experience delays, business disputes, or other unanticipated challenges. Competitive pressures within our industry could negatively impact the financial condition of our business partners and impact their ability to fulfill contractual obligations to us, which could negatively impact our product sales, result in delays in obtaining regulatory clearances, certifications, or approvals for new products, harm our reputation, and result in harm to our financial condition and operating results.
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
The failure of our insulin pumps and related products to achieve and maintain market acceptance could result in us achieving sales below our expectations, which would cause our business, financial condition and operating results to be materially and adversely affected.*
Our current business and growth strategy is highly dependent on our insulin pumps and related products achieving and maintaining market acceptance. For us to sell our products to people with insulin-dependent diabetes, we must demonstrate to them, their caregivers and healthcare providers that our products are an attractive alternative to competitive products for the treatment of diabetes, including traditional insulin pump products and MDI therapies, as well as alternative diabetes monitoring, treatment or prevention methodologies. Market acceptance and adoption of our products depends on educating people with diabetes, as well as their caregivers and healthcare providers, about the distinct features, ease-of-use, beneficial treatment outcomes, and other perceived benefits of our products as compared to competing products. If we are not successful in educating existing and potential customers of the benefits of our products, or if we are not able to achieve the support of caregivers and healthcare providers for our products, our sales may decline or we may achieve sales below our expectations.
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
•perceived risks or uncertainties associated with the use of our products, or components thereof (including due to any product recalls), or of similar products or technologies of our competitors;
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
We are pursuing a multi-channel managed care strategy and are in discussions to offer Mobi through the pharmacy channel. However, the commercial opportunity in the pharmacy channel will be limited unless a substantial portion of the sales price for Mobi is covered by third-party payors, including private insurance companies, health maintenance organizations, preferred provider organizations, federal and state government healthcare agencies, intermediaries, Medicare, Medicaid and other managed care providers. Medicare Part D plan sponsors may provide coverage for Mobi under the Medicare Part D prescription drug program, which requires negotiating with third-party payors to provide Mobi through the pharmacy channel in the United States. If our efforts to enter into additional contracts with intermediaries and third-party payors are not successful, our ability to offer Mobi through the pharmacy channel will be limited.
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

Risks Related to Macroeconomic Conditions and External Factors
Uncertainty in current global economic and political conditions could adversely affect our ability to predict product demand and impact our financial results and makes it more likely that our actual results could differ materially from expectations.*
Our operations and performance depend in part on worldwide economic and political conditions. Many of the jurisdictions in which our products are sold have experienced and could continue to experience unfavorable general economic conditions, such as a recession or economic slowdown, including as a result of political instability and military hostilities in certain geographies, concerns over the potential downgrade of United States sovereign debt and continued sovereign debt, monetary and financial uncertainties in Europe and other geographies, and domestic and global inflationary trends, any of which could negatively affect the affordability of, and consumer demand for, our products. Under difficult economic conditions, consumers may seek to modify spending priorities and reduce discretionary spending by delaying purchases of our products, which could reduce our profitability and could negatively affect our overall financial performance. Other financial uncertainties in our major markets and unstable political conditions in certain markets, including civil unrest and governmental changes, could undermine global consumer confidence and reduce consumers’ purchasing power, thereby reducing demand for our products. We cannot predict the reoccurrence of any economic slowdown or the strength or sustainability of the economic recovery, worldwide, in the United States, or in our industry. These and other economic factors could have a material adverse effect on our business, financial condition, and results of operations.

In October 2023, Hamas initiated an attack against Israel, provoking a state of war and subsequently a larger regional conflict. While we cannot predict the broader consequences, these conflicts and retaliatory and counter-retaliatory actions could materially adversely affect global trade, currency exchange rates, inflation, regional economies, and the global economy, which in turn may disrupt sales through our local distributor in Israel.
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
Risks Related to Our Future Financings and Financial Results
We may need or otherwise determine to raise additional funds in the future and if we are unable to raise additional funds when necessary or desirable, we may not be able to achieve our strategic objectives.*
As of September 30, 2024, we had $473.3 million in cash, cash equivalents and short-term investments. Our management expects the continued growth of our business, including the expansion of our customer service infrastructure to support our growing base of customers, our plans to continue expanding commercial sales of our products outside of the United States, the growth of our manufacturing and warehousing operations, and the increase of our facility footprint to accommodate additional headcount and R&D activities, will continue to increase our expenses. In addition, the amount of our future product sales is difficult to predict and actual sales may not be in line with our forecasts. Accordingly, our future capital requirements will depend on many factors, including:
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
Our employees and personnel may use Artificial Intelligence (“AI”) technologies (including generative AI) to perform their work. The use and disclosure of personal data in AI technologies is subject to various data privacy laws and other data privacy obligations. Governments have passed and are likely to pass additional laws regulating generative AI. Our use of this technology could result in additional compliance costs, regulatory investigations and actions, and lawsuits. If we are unable to use AI, it could make our business less efficient and result in competitive disadvantages.
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

In addition, our insulin pumps and other products rely on software and hardware, some of which is developed by third-party service providers or other third parties with whom we work, that could contain vulnerabilities. We take steps designed to detect, mitigate and remediate vulnerabilities in our information systems (such as our hardware and/or software, including that of third parties with whom we work), but we may not be able to detect, mitigate, and remediate such vulnerabilities, including on a timely basis. Further, we may experience delays in developing and deploying remedial measures and patches designed to address identified vulnerabilities. Our risks may increase significantly due to the use of mobile and cloud-based applications in our medical devices. For example, while use of our Tandem Device Updater is designed to give us the ability to quickly recover from certain risks and/or vulnerabilities, the use of mobile applications enables third parties to store their information on mobile devices that we do not control. Vulnerabilities could be exploited and result in a security incident. In addition to vulnerabilities, the reliance of our insulin pumps and other products on software and hardware exposes us and our customers to risks that may impact the performance of our products. For example, in March 2024, we issued a recall of our Apple iOS t:connect mobile app in the United States relating to an issue that could cause rapid depletion of a user’s t:slim X2 insulin pump battery (the “March 2024 Recall”). On August 20, 2024, we released an updated version of the impacted app to correct the issue described in the March 2024 recall.
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
We experienced a breach of our information technology systems in January 2020.*
On January 17, 2020, we learned that an unauthorized person gained access to a few employees’ email accounts through a cyber-attack commonly known as “phishing.” As a result, we defended a lawsuit entitled Joseph Deluna et al. v. Tandem Diabetes Care, Inc., which was filed in the Superior Court of the State of California in the County of San Bernardino. On November 28, 2022, the court granted our motion for summary adjudication on the plaintiffs’ allegations that we violated the Confidentiality of Medical Information Act. On February 8, 2023, the plaintiffs asked the court to dismiss their remaining two claims with prejudice, which terminated the case at the Superior Court. On March 7, 2023, the plaintiffs filed a notice of appeal of the Court’s order granting the Company’s motion for summary adjudication. On August 15, 2023, the parties reached a settlement and on August 21, 2023, the Court issued an order dismissing the appeal. The risks posed by any future similar matters include civil monetary damages, attorney fees and costs, other legal penalties, reputational damage, loss of goodwill, and competitive harm.

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
For example, in November 2023, at the Unified Patent Court (“UPC”), Paris Central Division (the “UPC Paris”), we filed a revocation action and an action for a declaration of non-infringement of EP Patent No. 2 196 231 B1 (the “’231 patent”) against Roche Diabetes Care GmbH. While Roche contends that Tandem’s t:slim X2 pump infringes the ‘231 patent, we contend that our t:slim X2 pump does not infringe the ‘231 patent. Furthermore, we contend that the claims of the ‘231 patent are invalid over the prior art and should be revoked. In February 2024, Roche filed an infringement action against Tandem and its distributor in Germany at the UPC, Hamburg Local Division (“UPC Hamburg”) contending that Tandem’s t:slim X2 pump, and the offering, marketing, using, importing, possessing, and supplying of such devices, infringes the ‘231 patent. Roche seeks, among other things, damages and other monetary relief, costs and expenses of the legal proceedings, and an order to cease and desist the allegedly infringing activities. At the UPC Hamburg, Tandem has asserted that the t:slim X2 pump does not infringe the claims of the ‘231 patent and Tandem’s distributor has asserted that the t:slim X2 pump does not infringe the claims of the ‘231 patent and that the claims of the ‘231 patent are invalid and should be revoked. On November 6, 2024, the UPC Paris will hold a hearing on Tandem’s action to revoke the claims of the ‘231 patent.
In December 2023, F. Hoffman-La Roche AG and Roche Diabetes Care GmbH (collectively, “Roche”), filed an infringement action at the UPC, Dusseldorf Division (“UPC Dusseldorf”) against Tandem Diabetes Care, Inc. and Tandem Diabetes Care Europe B.V. and Tandem’s distributors in Germany, France, the Netherlands and Denmark. Roche alleges our t:slim X2 insulin pump, and the offering, marketing, using, importing, possessing, and supplying of such devices, infringe EP Patent No. 1 970 677 B1 (the “‘677 patent”). While Roche contends that Tandem’s t:slim X2 pump infringes the ‘677 patent, we contend that our t:slim X2 pump does not infringe the ‘677 patent. Furthermore, we contend that the claims of the ‘677 patent are invalid over the prior art and should be revoked. Roche seeks, among other things, damages and other monetary relief, costs and expenses of the legal proceedings, and an order to cease and desist the allegedly infringing activities. On April 9, 2025, the UPC Dusseldorf will hold a hearing on Roche’s action asserting infringement of the ‘677 patent, Tandem and its distributors’ counterclaims that the t:slim X2 pump does not infringe the ‘677 patent, and Tandem and its distributors’ actions to revoke the claims of the ‘677 patent.
As the UPC is a new court system that came into effect in 2023, enforcement and litigation under the UPC is new and we cannot accurately predict the outcome of such proceedings.
If any of our products are found to infringe Roche’s patents and Roche’s patents are also found to be valid, we could be required to redesign our technology or obtain a license from Roche to continue importing, marketing and selling our dosing devices in certain countries in Europe. However, we may not be successful in the redesign of our technology or able to obtain any such license on commercially reasonable terms or at all. We also could be forced, including by court order, to cease importing, marketing and selling certain of our products in certain countries in Europe that are found to be infringing until the patents expire. Even if we were ultimately to prevail, litigation with Roche could require us to divert substantial financial and management resources that we would otherwise be able to devote to our business. We cannot reasonably estimate the final outcome, including any potential liability or any range of potential future charges associated with litigation.
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

In addition, the exit of the UK from the EU, commonly referred to as “Brexit” could lead to further regulatory divergence between the EU and the UK. On May 26, 2021, the MDR became applicable in the EU. However, the MDR is not applicable in the UK. In the UK, medical devices are governed by the Medical Devices Regulations 2002 (SI 2002 No 618, as amended) (UK MDR 2002) which, for the time being, retains a regulatory framework similar to the framework set out by the MDD. The government plans to introduce new legislation governing medical devices with an aim for core aspects of the future regime for medical devices to apply from July 1, 2025. New legislation has been proposed and is also anticipated for adoption during 2024 to bring into force strengthened post-market surveillance requirements ahead of the wider future regulatory regime. Should the UK or Great Britain further diverge from the EU from a regulatory perspective, tariffs could be put into place in the future. We could therefore, both now and in the future, face significant additional expenses to operate our business, which could significantly and materially harm or delay our ability to generate revenue or achieve profitability of our business. Any further changes in international trade, tariff and import/export regulations as a result of Brexit or otherwise may impose unexpected duty costs or other non-tariff barriers on us. These developments, or the perception that any of them could occur, may significantly reduce global trade and, in particular, trade between the EU and the UK.
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
Anti-takeover provisions in our organizational documents and Delaware law may delay or prevent a change of control, which could reduce our stock price and prevent our stockholders from removing our current board of directors.*
Our amended and restated certificate of incorporation and bylaws contain provisions that could delay or prevent a change of control of our company or changes in our board of directors that our stockholders might consider favorable. Some of these provisions:
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
Our ability to use our net operating loss carryforwards and certain other tax attributes may be limited.*
Under current law, federal net operating losses (NOLs) incurred in tax years beginning after December 31, 2017, may be carried forward indefinitely, but the deductibility of such federal NOL carryforwards in a taxable year is limited to 80% of taxable income in such year. As of December 31, 2023, we had accumulated federal and state NOL carryforwards of approximately $168.0 million, and $262.4 million, respectively. Of the total federal NOL carryforwards, approximately $78.4 million were generated after January 1, 2018, and therefore do not expire under current law but can only be utilized to offset 80% of future taxable income. The remaining federal NOL carryforwards of $89.6 million will begin to expire in 2033, and state tax loss carryforwards continue to expire.

In addition, under Sections 382 and 383 of the Internal Revenue Code of 1986, as amended, and corresponding provisions of state law, if a corporation undergoes an “ownership change,” which is generally defined as a greater than 50% change in its equity ownership value over a three-year period, the corporation’s ability to use its pre-change NOL and research credit carryforwards may be subject to substantial limitations, which could cause U.S. federal income taxes to be paid earlier than would be paid if such limitations were not in effect and could cause NOL carryforwards to expire unused. Similar rules may apply under state tax laws. In addition, there may be other limitations under state law on our ability to utilize NOL carryforwards, including temporary suspensions or other limitations on the use of NOL carryforwards to offset taxable income. We believe we experienced at least one ownership change that significantly reduced our ability to utilize our pre-2018 NOL and research credit carryforwards before they expire. Additionally, future ownership changes under Section 382 may also limit our ability to fully utilize any remaining tax benefits.
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

Risks Related to Our Indebtedness
We have incurred a significant amount of indebtedness, and the agreements governing such indebtedness subject us to required debt service payments, as well as financial and operational covenants, any of which may restrict our financial flexibility and affect our ability to operate our business.*
From time to time, we have financed our liquidity needs under various credit arrangements and we may borrow additional funds in the future. For example, in May 2020, we completed the offering of $287.5 million aggregate principal amount of 1.50% Convertible Senior Notes due 2025 (the 2025 Notes), which are governed by the terms of an indenture (the 2025 indenture). In March 2024, we completed the offering of $316.25 million aggregate principal amount of 1.50% Convertible Senior Notes due 2029 (the 2029 Notes and, together with the 2025 Notes, the Notes), which are governed by the terms of an indenture (the 2029 indenture and, together with the 2025 Notes, the indentures). In March 2024, we used the proceeds from the offering of the 2029 Notes to repurchase approximately $246.7 million aggregate principal amount of the 2025 Notes in privately negotiated transactions with holders of the 2025 Notes and as of September 30, 2024, we had approximately $40.8 million aggregate principal amount of the 2025 Notes outstanding. The Notes are our senior unsecured obligations, and interest on the Notes is payable in cash semi-annually at a rate of 1.50% per year.
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

Tandem Diabetes Care, Inc.

Dated: November 6, 2024	By:	/s/ John F. Sheridan
John F. Sheridan President and Chief Executive Officer (on behalf of the registrant and as the registrant’s Principal Executive Officer)

Dated: November 6, 2024	By:	/s/ Leigh A. Vosseller
Leigh A. Vosseller Executive Vice President, Chief Financial Officer and Treasurer (Principal Financial and Accounting Officer)