Form 10-K
period 2024-12-31
TANDEM DIABETES CARE INC
filed 2025-02-26
CIK 1438133

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
_________________________________________________________________
FORM 10-K
_________________________________________________________________

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2024
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to § 240.10D-1(b). ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  Yes  ☐    No  ☒
As of June 28, 2024, the last business day of the registrant’s most recently completed second fiscal quarter, the aggregate market value of the registrant’s common stock held by non-affiliates was approximately $2.6 billion based on the closing price for the common stock of $40.29 on that date. Shares of common stock held by each executive officer, director, and their affiliated stockholders have been excluded from this calculation as such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.
As of February 21, 2025, there were 66,473,272 shares of the registrant’s common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE
Portions of the registrant’s definitive Proxy Statement on Schedule 14A for the 2025 Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission not later than 120 days after the end of the fiscal year covered by this Form 10-K, are incorporated by reference in Part III, Items 10-14 of this Form 10-K.

1

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K for the fiscal year ended December 31, 2024, or this Annual Report, contains “forward-looking statements” within the meaning of the federal securities laws, which statements are subject to considerable risks and uncertainties. These forward-looking statements are intended to qualify for the safe harbor from liability established by the Private Securities Litigation Reform Act of 1995. All statements included or incorporated by reference in this Annual Report, other than statements of historical fact, are forward-looking statements. You can identify forward-looking statements by the use of words such as “may,” “will,” “could,” “anticipate,” “expect,” “intend,” “believe,” “continue” or the negative of such terms, or other comparable terminology. Forward-looking statements also include the assumptions underlying or relating to such statements. In particular, forward-looking statements contained in this Annual Report relate to, among other things, our future or assumed financial condition, results of operations, liquidity, trends impacting our financial results, including business forecasts and plans, research and product development plans, manufacturing plans, strategic plans and objectives, capital needs and financing plans, product launches, regulatory approvals, the impact of changes in the competitive environment, cybersecurity threats, macroeconomic pressures or uncertainties and the application of accounting guidance. We caution you that the foregoing list may not include all of the forward-looking statements made in this Annual Report. In addition, statements that “we believe” and similar statements reflect our beliefs and opinions on the relevant subject. These statements are based upon information available to us as of the date of this Annual Report on Form 10-K, and while we believe such information forms a reasonable basis for such statements, such information may be limited or incomplete, and our statements should not be read to indicate that we have conducted an exhaustive inquiry into, or review of, all potentially available relevant information. These statements are inherently uncertain and investors are cautioned not to unduly rely upon these statements.
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
•Failure to secure or retain adequate coverage or reimbursement for our current and future products by third-party payors could adversely affect our business, financial condition and operating results.
•Competing products, therapeutic techniques or other technological developments and breakthroughs for the monitoring, treatment or prevention of diabetes may render our products obsolete or less desirable or reduce the size of our potential market.
•Our sales and marketing efforts in the United States are largely dependent on independent distributors who are free to market products that compete with our products. If we are unable to maintain or expand our network of independent distributors, our sales may be negatively affected.
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
•Servicing our senior convertible notes (the Notes) will require a significant amount of cash, and we may not have sufficient cash flow from our business to repay the Notes.
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
Risks Related to Privacy and Security
•We may be subject to stringent and evolving United States and foreign laws, regulations, and rules, contractual obligations, policies and other obligations related to data privacy and security. Our actual or perceived failure to comply with such obligations could lead to regulatory investigations or actions; litigation (including class claims) and mass arbitration demands; fines and penalties; disruptions of our business operations; reputational harm; loss of revenue or profits; loss of customers or sales; and other adverse business consequences.
•If our information technology systems or those of third parties with whom we work, our data, or our software are or were compromised, we could experience adverse consequences resulting from such compromise, including but not limited to regulatory investigations or actions; litigation; fines and penalties; disruptions of our business operations; harm to our reputation; loss of revenue or profits; loss of customers or sales; and other adverse consequences.
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
Other Risks
•The price of our common stock may continue to fluctuate significantly.
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

PART I
Item 1.    Business
References within this Annual Report to “Tandem,” “we,” “our,” “us,” “management,” or the “Company” refer to Tandem Diabetes Care, Inc., together with its wholly-owned subsidiaries.
Overview
Tandem Diabetes Care, a global insulin delivery and diabetes technology company, manufactures and sells advanced automated insulin delivery systems that reduce the burden of diabetes management, while creating new possibilities for patients, their loved ones and healthcare providers. Our pump portfolio features the Tandem Mobi and t:slim X2, both of which feature Control-IQ advanced hybrid closed-loop technology. Our headquarters are in San Diego, California.
We consider our primary addressable market to be people who live with type 1 diabetes. We are seeking to expand our addressable market to include people living with type 2 diabetes who require intensive insulin therapy. Diabetes management can vary greatly from person to person, creating multiple market segments based on clinical needs and personal preferences. Our goal is to address the individual needs of people with insulin-dependent diabetes and their care team, by offering flexibility and choice in intelligent insulin delivery systems through an accessible portfolio of market-leading pumps, applications, and insights.
The t:slim X2 Insulin Delivery System has been our flagship technology solution. In February 2024, we expanded our pump portfolio with the United States launch of Tandem Mobi. Both pumps feature our Control-IQ advanced hybrid closed loop technology, with an automated insulin delivery (AID) feature designed to help increase a user's time in targeted glycemic range. Our t:slim X2 and Tandem Mobi pumps can be used with a variety of infusion sets to offer patients choice in how and where their pump is worn. In addition, they are software-updatable from a personal computer and compatible with our web-based data management application.
In the four-year period ended December 31, 2024, we shipped more than 480,000 insulin pumps, which is representative of our in-warranty global installed customer base assuming the typical four-year reimbursement cycle. Approximately 320,000 pumps were shipped to customers in the United States and approximately 160,000 were shipped to customers outside the United States.
Diabetes and the Insulin Therapy Management Market
Diabetes is a chronic, life-threatening disease for which there is no known cure. It is typically classified as either type 1 or type 2:
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
We consider our addressable market to be people diagnosed with diabetes who are living with type 1 diabetes and we are also seeking to expand our addressable market to include people living with type 2 diabetes who require intensive insulin therapy. Throughout this Annual Report, we refer to these individuals as people with insulin-dependent diabetes. In the geographies we serve, we estimate more than 5 million people live with type 1 diabetes of whom, approximately 2 million reside in the United States. We estimate nearly 2.5 million people in the United States live with type 2 diabetes and require intensive insulin therapy.
Diabetes can be difficult for patients to manage. Unlike most therapies, insulin requirements can vary greatly and can be affected by many factors, such as type or quantity of food eaten, illness, stress and exercise. Preventing and managing fluctuations in blood glucose levels between hypoglycemia, or low blood glucose levels, and hyperglycemia, or high blood glucose levels, is often time consuming and stressful.

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
Approximately 2.2 million people worldwide are estimated to use an insulin pump to manage their diabetes. We estimate that approximately 900,000 people in the United States use an insulin pump, of whom approximately 85% live with type 1 diabetes.
Insulin pump therapy can provide benefit when used independently or in conjunction with continuous glucose monitoring (CGM), which is a technology that provides users with real-time access to their glucose levels as well as trend information. In addition, insulin pumps may feature an AID algorithm that is designed to automatically adjust a person’s insulin delivery based on their CGM trends and other factors to help minimize the frequency and/or duration of hyperglycemic and/or hypoglycemic events. The American Diabetes Association Standards of Care state that diabetes devices should be offered to people with diabetes. It also states that AID systems are preferred over non-automated pumps and MDI, and should be offered for diabetes management to youth and adults with type 1 diabetes.
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
Tandem Device Updater
This tool allows our pump users to update their pump software quickly and easily from a personal computer. It is PC- and Mac- compatible and designed to work with our pumps in a manner similar to software updates on a smartphone. We have used this technology to offer our in-warranty customers worldwide software updates at no cost.
Tandem Source
Our web-based data management platform provides users, their caregivers and their healthcare providers with a fast, easy and visual way to display diabetes therapy management data from our pumps and integrated CGMs. In 2023, Tandem Source was launched in the United States and in 2024 we began scaling its launch outside the United States. Tandem Source also provides us with data that we can analyze to reveal patterns, trends, outcomes and associations that can be used to improve our products and in the analysis of clinical outcomes data. Tandem Source is designed to bring together the features of Tandem’s legacy t:connect, t:connect HCP, and t:connect Portal offerings with new comprehensive data reporting in one central, scalable platform. It offers automatic data transfers from pumps using the t:connect mobile app to keep online data current and remove the need for manual pump uploads.

Sugarmate
Sugarmate is a mobile app that is designed to help people visualize diabetes therapy data in innovative ways. It allows users to log glucose data and health and nutrition information, and can provide notifications and alerts to users, their family, and their caregivers.
Our Strategy & Future Technologies
Diabetes management can vary greatly from person-to-person, creating multiple market segments based on clinical needs and personal preferences. Our goal is to redefine global leadership in insulin delivery with an accessible portfolio of transformational devices, applications and services that reduce the daily burden of living with diabetes.
In support of this strategy, our portfolio of future technologies includes enhancing the features and capabilities of our t:slim X2 and Tandem Mobi insulin pump platforms, including adding a tubeless infusion site option for Tandem Mobi users. Our development efforts also include Sigi, our ergonomic and rechargeable patch pump, in addition to extended wear infusion technology and algorithm advancement in pursuit of offering fully closed loop technology.
Markets and Distribution Methods
Our technology solutions are now available in the following 25 countries:

Australia	Denmark	Israel	Norway	Spain
Bahamas	Finland	Italy	Portugal	Sweden
Belgium	France	Luxembourg	Saudi Arabia	Switzerland
Canada	Germany	Netherlands	Slovakia	United Kingdom
Czech Republic	Ireland	New Zealand	South Africa	United States

In the United States and Canada, we employ direct sales, customer support, and clinical teams. We also partner with independent distributors for order fulfillment. Outside the United States and Canada, we contract with distributors who have substantial responsibility for sales, customer support, clinical efforts and order fulfillment. In addition, we anticipate initiating direct sales, training and customer support activities in select European countries beginning in 2026.
Revenue Concentrations and Significant Customers. A small number of independent distributors in the United States and Canada are responsible for order fulfillment. We believe these distributors carry minimal inventory at any given time. Outside the United States and Canada, there may be variability in inventory levels among our distributors, particularly when they first begin product sales or in the quarters surrounding the launch of new products. For the year ended December 31, 2024, two independent distributors each accounted for more than 10% of our worldwide sales.
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

Manufacturing and Quality Assurance
Our t:slim X2 pumps, Tandem Mobi pumps and Tandem Mobi cartridges are currently assembled, tested, and packaged at our facilities in San Diego, California. Our t:slim X2 cartridges are manufactured by an experienced third-party contract manufacturer and packaged at our facilities in San Diego.
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
We purchase our raw materials and select components used in the manufacturing of our products from external suppliers. We purchase some supplies from a single or limited number of sources for reasons of proprietary know-how, quality assurance, cost-effectiveness, or constraints resulting from regulatory requirements. We work closely with our suppliers to help ensure continuity of supply while maintaining high quality and reliability. However, due to required medical device manufacturing qualification requirements, we may not be able to quickly establish additional or replacement sources. In the case of sole sourced parts, we manage risk through holding inventory in-house and at the supplier to ensure continuity of supply and lower risk of disruption. We purchase many of our components and sub-assemblies from manufacturers with whom we are at least dual sourced and across various geographies. We work closely with all suppliers to ensure continuity of supply while maintaining high quality and reliability.
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
As of December 31, 2024, our patent portfolio includes numerous issued patents and pending patent applications in the United States and other countries, which in the aggregate, we believe to be important to our business. Patents are generally effective for 20 years from the date the earliest application was filed in the patent family, and in some cases may be extended. Our issued patents as of December 31, 2024 are set to expire over a range of years, from 2025 to 2042, subject to any extensions. We also have various registered United States trademarks, registered European Community trademarks, and other trademark registrations and pending trademark applications in other countries and regions of the world. In addition, we have entered into exclusive and non-exclusive licenses in the ordinary course of business relating to a wide array of technologies or other intellectual property rights or assets.
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
Competition
The medical device industry is intensely competitive, subject to rapid change and highly sensitive to the introduction of new products, treatment techniques or technologies, or other market activities of industry participants. We compete in markets worldwide with companies that manufacture insulin delivery devices, primarily Insulet, Medtronic, Ypsomed and Beta Bionics. There are also a number of other companies developing and marketing their own insulin delivery systems and/or related software applications for launch both in the United States market and outside the United States, including insulin pumps and Bluetooth-enabled insulin pens to support MDI therapy. In addition, we face competition from a number of companies, medical researchers and existing pharmaceutical companies that are pursuing new delivery devices, delivery technologies, sensing technologies, procedures, drugs and other therapeutics for the monitoring, treatment and prevention of diabetes.

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
Data Privacy and Information Security Laws and Regulations. Our use of t:connect and Tandem Source data is subject to internal policies and procedures that are designed to comply with the federal United States Health Insurance Portability and Accountability Act of 1996 (HIPAA), as well as applicable United States state privacy laws HIPAA, as amended by Health Information Technology for Economic and Clinical Health Act of 2009 (HITECH), imposes certain requirements on covered entities, which include certain healthcare providers, health plans and healthcare clearinghouses, and their business associates and covered subcontractors that receive or obtain protected health information in connection with providing a service on behalf of a covered entity relating to the privacy, security and transmission of individually identifiable health information. Although t:connect, t:connect HCP and Tandem Source are not currently generally available to users or healthcare providers outside the United States, we are also mindful of requirements under Canada’s Personal Information Protection and Electronic Documents Act, referred to as PIPEDA, and similar provincial laws, and the E.U. and United Kingdom (U.K.) General Data Protection Regulation, collectively known as GDPR, and similar E.U. member state laws. Collectively, these laws and regulations set standards that may be applicable to us regarding safeguarding the privacy and security of the personal information we collect and use from customers, healthcare providers and other individuals. These laws also require, among other things, publication of privacy notices detailing certain data collection and sharing practices and extension of certain rights to individuals, such as the right to know what data is collected about them, to obtain a copy of that data, to correct or amend that data, and to request restricted use of that data.

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
Regulation of Medical Devices in the European Economic Area
On May 26, 2021, Regulation (EU) 2017/745 on Medical Devices, or the Medical Device Regulation, entered into application, repealing and replacing both Directive 93/42/EEC concerning medical devices, or MDD, and Directive 90/385/EEC concerning active implantable medical devices, or AIMD. The Medical Device Regulation and its associated guidance documents and harmonized standards govern, among other things, device design and development, preclinical and clinical or performance testing, premarket conformity assessment, registration and listing, manufacturing, labeling, storage, claims, sales and distribution, export and import and post-market surveillance, vigilance, and market surveillance. Medical devices must comply with the General Safety and Performance Requirements, or GSPRs, set out in Annex I of the Medical Device Regulation. Compliance with these requirements is a prerequisite to affixing the CE mark to devices, without which they cannot be marketed or sold in the European Economic Area (comprised of the 27 EU Member States, Iceland, Liechtenstein and Norway). To demonstrate compliance with the GSPRs provided in the Medical Device Regulation and obtain the right to affix the CE mark, medical devices manufacturers must conduct a conformity assessment procedure, which varies according to the type of medical device and its classification. Apart from low risk medical devices (Class I with no measuring function and which are not sterile), in relation to which the manufacturer may issue an EU Declaration of Conformity based on a self-assessment of the conformity of its products with the GSPRs, a conformity assessment procedure requires review by a Notified Body, which is an organization designated by a Competent Authority of an EEA country to conduct conformity assessments. Depending on the relevant conformity assessment procedure, the Notified Body audits and examines the technical documentation and the quality system for the manufacture, design and final inspection of the medical devices. The Notified Body issues a CE Certificate of Conformity following successful completion of a conformity assessment procedure conducted in relation to the medical device and its manufacturer and their conformity with the GSPRs. This Certificate and completion of the related conformity assessment process entitles the manufacturer to affix the CE mark to its medical devices after having prepared and signed a related EU Declaration of Conformity.

As a general rule, demonstration of conformity of medical devices and their manufacturers with the GSPRs must include the evaluation of clinical data supporting the safety and performance of the products during normal conditions of use. Specifically, a manufacturer must demonstrate that the device achieves its intended performance during normal conditions of use and that the known and foreseeable risks, and any adverse events, are minimized and acceptable when weighed against the benefits of its intended performance, and that any claims made about the performance and safety of the device (e.g., product labeling and instructions for use) are supported by suitable evidence. This assessment must be based on clinical data, which can be obtained from (1) clinical investigations conducted on the devices being assessed, (2) scientific literature from similar devices whose equivalence with the assessed device can be demonstrated or (3) both clinical investigations and scientific literature. The conduct of clinical studies in the EEA is governed by detailed regulatory obligations. These may include the requirement of prior authorization by the Competent Authorities of the country in which the study takes place and the requirement to obtain a positive opinion from a competent Ethics Committee. This process can be expensive and time-consuming. Moreover, after a device is placed on the market, it remains subject to significant regulatory requirements that must commonly be fulfilled by the manufacturer or on their behalf.
The Medical Device Regulation provides transitional provisions, amended by Regulation (EU) 2023/603. Accordingly, CE Certificates of Conformity issued by Notified Bodies in accordance with the MDD or the AIMD from 25 May 2017, and which remained valid on May 26, 2021 and have not since been withdrawn will, with certain exceptions, remain valid until December 31, 2027 for Class III and Class IIb implantable medical devices and until December 31, 2028 for other Class IIb, Class IIa and Class I devices with a measuring function or which are sterile. Class I medical devices, for which the conformity assessment procedure in accordance with the MDD or the AIMD did not require the involvement of a Notified Body but will require the involvement of a Notified Body in accordance with the Medical Device Regulation and for which an EU Declaration of Conformity was issued in accordance with the MDD or the AIMD before May 26, 2021, can continue to be placed on the EEA market until December 31,2028. Manufacturers of medical devices may only benefit from the above extended transitional provisions deadlines if the following conditions are fulfilled: (i) the devices continue to comply with the requirements of the MDD or AIMD, (ii) there are no significant changes in the design and intended purpose, (iii) the devices do not present an unacceptable risk to the health or safety of patients, users or other persons, or to other aspects of the protection of public health, (iv) the manufacturer implements a quality management system by May 26, 2024 which complies with the requirements of the Medical Devices Regulation, (v) by May 26, 2024 an application is lodged with a Notified Body for conduct of the conformity assessment of the devices covered by the CE Certificate of Conformity, or the devices intended to substitute for such devices, in accordance with the Medical Device Regulation and a related written agreement is signed with the Notified Body by September 26, 2024, and (vi) from May 26, 2021, compliance with the Medical Device Regulation relating to post-market surveillance, market surveillance, vigilance, registration of economic operators and of devices is ensured in place of the corresponding requirements in the MDD or AIMD.
In addition, CE Certificates of Conformity issued by Notified Bodies in accordance with the MDD or the AIMD from May 25, 2017, which were valid on May 26, 2021 and have not been withdraw since but which expired before March 20, 2023, will only continue to be valid in accordance with the extended transitional deadlines above if either (i) the manufacturer signed a written agreement with a Notified Body for the conformity assessment of the device covered by the expired CE Certificate of Conformity, or the device intended to substitute that device, in accordance with the Medical Device Regulation before the date of expiry of the CE Certificate of Conformity, or (ii) a competent authority of an EEA country has granted a derogation from the application conformity assessment procedure in accordance with Article 59(1) or Article 97(1) of the Medical Device Regulation.
Class III custom-made implantable medical devices may be placed on the market until May 26, 2026 without a CE Certificate of Conformity issued by Notified Body, provided that (i) by May 26,2024, an application is lodged with a Notified Body for the conformity assessment of the devices, in accordance with the Medical Device Regulation and a related written agreement is signed with the Notified Body by September 26, 2024.
The advertising and promotion of medical devices in the EEA is subject to the national laws of the individual EEA country that implemented the MDD, the AIMD and that apply the Medical Device Regulation, Directive 2006/114/EC concerning misleading and comparative advertising, and Directive 2005/29/EC on unfair commercial practices, as well as other national legislation of individual EEA countries govern the advertisement and promotion of medical devices. The national legislation of any individual EEA countries may also restrict or impose limitations on our ability to advertise our products directly to the general public. In addition, voluntary EU and national industry Codes of Conduct provide guidelines on the advertising and promotion of our products to the general public and may impose limitations on our promotional activities with healthcare professionals.

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
Moreover, outside the United States, interactions between medical device companies, government officials and health care professionals are also governed by strict laws, such as national anti-bribery laws of EEA countries, national sunshine rules, regulations, industry self-regulation codes of conduct and physicians’ codes of professional conduct. These laws include the U.K. Bribery Act and similar anti-bribery laws in other jurisdictions in which we operate. Such laws generally prohibit United States-based companies and their intermediaries from making improper payments for the purpose of obtaining or retaining business to foreign officials, or in the case of the U.K. Bribery Act, to any person.
In Great Britain (i.e. England, Wales, and Scotland), medical devices are governed by the Medical Device Regulations (UK MDR) 2002, as amended. In light of the fact that the CE Marking process discussed above is set out in EU law, which no longer applies in the United Kingdom (other than in Northern Ireland), the United Kingdom has devised a new route to market culminating in a UKCA Mark to replace the CE Mark. The UK Government has established transitional provisions to recognize the acceptance of CE marked medical devices on the Great Britain market.
Environment, Social and Governance
Our Board of Directors and management team believe that environmental stewardship, social responsibility, and solid corporate governance are important to our business strategy and long-term value creation for our shareholders, employees, customers, and communities. The Audit Committee of our Board oversees ESG matters across our business operations in accordance with its charter. Our management team is responsible for developing and driving strategic ESG initiatives and programs across our business and providing regular updates on progress to the Audit Committee.
Additional information about our Environmental, Social and Governance practices as well as our Sustainable Business Report can be found on our website within the “Investor Center” section. The information contained on or accessed through our website does not constitute part of this Annual Report, and references to our website address in this Annual Report are inactive textual references only.
Human Capital
We are committed to creating and maintaining a safe, diverse, and inclusive community for all employees while we serve our customers and fulfill our mission to improve the lives of people with diabetes. As of December 31, 2024, we had approximately 2,650 regular full-time employees, who primarily work in the United States, Canada, or Europe. The term “employees” in this Annual Report means our regular full-time employees. Our headquarters are in San Diego, California, where our primary research and development and administrative functions are located, and where we also operate a manufacturing facility and a warehousing facility. None of our employees are represented by a collective bargaining agreement, and we have never experienced any work stoppage. We believe we have good relations with our employees.
Culture
Fostering and maintaining a strong, healthy culture is a key strategic focus. Our core values statement was created by our employees in a bottom-up, cross-functional process that we revisit and refresh on a periodic basis. Our Words We Live By describe our core values and reflect who we are and the way our employees interact with one another, our customers, partners and stockholders.
In 2021, we began conducting employee engagement surveys through Gallup, a leading global consulting firm on employee engagement. More than 90% of our employees have participated each year, and the results demonstrated that our overall engagement levels exceed Gallup’s averages worldwide and in the United States. In addition, we exceeded overall engagement in the professional, scientific and technical sector. The results also reflected that we are a mission-driven company with employees’ response on our strength of purpose far exceeding Gallup’s measurement for world class. We focus on cultivating and encouraging an inclusive and equitable culture where diversity of thought is represented and can thrive throughout our organization. We believe that bringing together different perspectives and experiences is fundamental to innovation and continuing to raise the bar in the field of diabetes technology. Moreover, we are focused on cultivating and supporting our internal culture through diversity of thought, support and advocacy within the diabetes community and continuing to build and maintain a diverse and inclusive workforce.

Organizational Development
Attracting, developing and retaining employees is critical to our longer-term success. We have established a comprehensive training program to develop employees throughout the organization. Emerging Leaders and Leading in Tandem are examples of internal programs intended for high performing individual contributors, and newly hired and promoted supervisors and managers, respectively. More than 95% of employees participating in these programs remained employed at Tandem as of December 31, 2024 and approximately 20% had been promoted or had a significant change in scope of responsibility. In 2024, more than 300 employees participated in our leadership development programs.

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

•Annual increases and incentive compensation are based on Company performance as well as each individual’s contribution to the Company’s achieved results and are documented through our talent management procedures as part of our annual review process.
To foster a stronger sense of ownership and align the interests of partners with stockholders, equity awards are provided to a substantial proportion of our employees under our broad-based stock incentive programs. Also, our full-time U.S. employees are able to participate in our employee stock purchase program. Furthermore, we offer comprehensive, locally relevant and innovative benefits to all eligible employees, including health insurance, paid time off, paid and unpaid leaves, defined-contribution retirement plans, health savings accounts, flexible spending accounts, life and disability coverage, voluntary accident, critical illness, legal and identity theft coverage, employee discount programs, and an employee loaner pump program.

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
We have comprehensive safety training programs that teach our employees how to do their jobs safely and in compliance with laws and regulations. We operate in modern, efficient, and safe facilities, and have had minimal accident and injury rates company-wide. Despite this success, our goal remains the same: zero accidents.
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
Since our inception in January 2006, we have incurred a significant net loss. As of December 31, 2024, we had an accumulated deficit of $1.0 billion. To date, we have funded our operations primarily through cash collected from product sales, private and public offerings of our equity securities, and debt financings. We have devoted substantially all of our resources to the design, development and commercialization of our products, the scaling of our manufacturing and business operations, and the research and development of our current products and products under development.
Since the first quarter of 2013, we have been able to manufacture and sell our insulin pump products at a cost and in volumes sufficient to allow us to achieve a positive overall gross margin. Although we have achieved a positive overall gross margin during the years ended December 31, 2024, 2023 and 2022, we had net losses from operations in those years, and we may continue to incur net losses from operations in the future.
To implement our business strategy and achieve consistent profitability, we need to, among other things, increase sales of our products and the gross profit associated with those sales, maintain an appropriate customer service, training and support infrastructure, fund ongoing research and development (R&D) activities, create additional efficiencies in our manufacturing processes while adding to our capacity, and obtain regulatory clearance, certification or approval to commercialize our products currently under development both in the United States and the 24 countries outside the United States in which our insulin pumps are available. We expect our expenses will continue to increase as we pursue these objectives and make investments in our business. Additional increases in our expenses without commensurate increases in sales could significantly increase our operating losses.
The extent of our future operating losses and the timing of our profitability are highly uncertain in light of a number of factors, including the timing of the launch of new products and product features by us and our competitors, market acceptance of our products and competing products by people with insulin-dependent diabetes, their caregivers and healthcare providers, the timing of regulatory clearance, certification, or approval of our products and the products of our competitors, the actual efficiencies gained in our manufacturing processes, and general economic conditions. Any additional operating losses will have an adverse effect on our stockholders’ equity, and we cannot assure you that we will be able to achieve and sustain profitability.
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
•the potential that breakthroughs for the monitoring, treatment or prevention of diabetes may render our insulin pumps obsolete or less desirable or reduce the size of our potential market;
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
In addition, sales of any of our current or future insulin pump products with continuous glucose monitoring (CGM) integration are subject to the continuation of our applicable agreements with Dexcom, Abbott, or other third parties which, under some circumstances, may be subject to termination, with or without cause, on relatively short notice. Sales of our current or future products may also be negatively impacted in the event of any regulatory or legal actions relating to CGM products that are compatible with our pumps, or in the event of any disruption to the availability of the applicable CGM-related supplies, such as sensors or transmitters, in a given market in which our products are sold. Sales of our products may also be adversely impacted if the CGM products that are compatible with our pumps are not viewed as superior to competing CGM products in markets where our products are sold, or if the price of these products is not competitive with similar products available in the market.
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
A key to maintaining and growing our revenue is the retention of a high percentage of our customers due to the potentially significant revenue generated from ongoing purchases of single-use infusion sets, insulin cartridges and other supplies. In addition, our pumps are designed and tested to remain effective for at least four years and a customer may consider purchasing another product from us when the time comes to replace the pump. We have developed retention programs aimed at our customers, their caregivers and healthcare providers, which include discounts, training specific to our products, ongoing support by our sales and clinical employees, and technical support and customer service. Demand for our products from our existing customers could decline or could fail to increase as anticipated or projected as a result of a number of factors, including the introduction of competing products, breakthroughs for the monitoring, treatment or prevention of diabetes, changes in reimbursement rates or policies, manufacturing problems, perceived safety or reliability issues with our products or components or the products of our competitors, the failure to secure regulatory clearance, certification, or approvals for products or product features in a timely manner or at all, product development or commercialization delays, the impacts and disruption from health epidemics or pandemics, international conflicts, or for other reasons.
The failure to retain a high percentage of our customers and increase sales to these customers consistent with our forecasts would have a material adverse effect on our business, financial condition and operating results.
Failure to secure or retain adequate coverage or reimbursement for our current and future products by third-party payors could adversely affect our business, financial condition and operating results.
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
We are pursuing a multi-channel managed care strategy and have begun offering certain products through the pharmacy channel. However, the commercial opportunity in the pharmacy channel will be limited unless a substantial portion of the sales price for these products is covered by third-party payors, including private insurance companies, health maintenance organizations, preferred provider organizations, federal and state government healthcare agencies, intermediaries, Medicare, Medicaid and other managed care providers. Medicare Part D plan sponsors may provide coverage for certain products under the Medicare Part D prescription drug program, which requires negotiating with third-party payors to provide these products through the pharmacy channel in the United States. If our efforts to enter into additional contracts with intermediaries and third-party payors are not successful, our ability to offer Mobi or any future products through the pharmacy channel will be limited.

We currently have contracts establishing reimbursement for our insulin pump products with a number of national and regional third-party payors in the United States. While we may enter into additional contracts both in the United States and the countries outside the United States in which our insulin pumps are available through third-party payors, and add coverage for future products under our current agreements, we cannot guarantee that we will succeed in doing so or that the reimbursement contracts that we are able to negotiate will enable us to sell our products on a profitable basis or in certain channels, including the pharmacy channel. In particular, we have limited experience securing reimbursement in international markets. Government involvement in funding healthcare may limit access to or reimbursement for our products. In addition, existing contracts with third-party payors generally include numerous quality and compliance related requirements, including audit rights, and can be modified or terminated by the third-party payor without cause and with little or no notice to us. Our compliance with the administrative procedures or requirements may result in increased costs for us and delays in processing approvals by those third-party payors for customers to obtain coverage for our products, and any payor audits of our compliance obligations may result in requests for refunds or other costs. Failure to secure or retain adequate coverage or reimbursement for our current and future products by third-party payors, or delays in processing approvals by those payors, could result in the loss of sales, which could have a material adverse effect on our business, financial condition and operating results.
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
We operate in a very competitive industry and if we fail to compete successfully against our existing or future competitors, or if the competitive environment harms our business partners, our financial condition and operating results may be negatively affected.
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
Our primary competitors are major medical device companies, primarily Insulet, Medtronic, Ypsomed and Beta Bionics. There are also a number of other companies developing and marketing their own insulin delivery systems and/or related software applications, including insulin pumps and Bluetooth-enabled insulin pens to support MDI therapy. Our primary competitors enjoy several competitive advantages over us, including:
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

In addition, the competitive environment in which we operate has resulted and may continue to result in competitive pressures on our manufacturers, suppliers, distributors, collaboration partners and other business constituents. For example, we have entered into development agreements with Dexcom, which provide us with non-exclusive licenses to integrate various generations of Dexcom CGM technology with our insulin pump products. Abbott also offers glucose sensors which compete with Dexcom CGMs. We have also entered into agreements with Abbott to develop and commercialize integrated diabetes solutions using Abbott’s glucose sensors. There can be no assurance that our collaborations with Dexcom and Abbott will be successful or that we will not experience delays, business disputes, or other unanticipated challenges. Competitive pressures within our industry could negatively impact the financial condition of our business partners and impact their ability to fulfill contractual obligations to us, which could negatively impact our product sales, result in delays in obtaining regulatory clearances, certifications, or approvals for new products, harm our reputation, and result in harm to our financial condition and operating results.
For these and other reasons, we may not be able to compete successfully against our current or potential future competitors, which could have a material adverse impact on our financial condition and operating results.
Competing products, therapeutic techniques or other technological developments and breakthroughs for the monitoring, treatment or prevention of diabetes may render our products obsolete or less desirable or reduce the size of our potential market.
Our ability to grow our business and achieve our strategic objectives will depend, among other things, on our ability to develop and commercialize products for the treatment of diabetes that offer distinct features and functionality, are easy-to-use, provide superior treatment outcomes, receive adequate coverage and reimbursement from third-party payors, and are otherwise more appealing than available alternatives. Our primary competitors, as well as a number of other companies and medical researchers are pursuing new delivery devices, delivery technologies, therapeutic techniques, sensing technologies, treatment techniques, procedures, drugs and other therapies for the monitoring, treatment and prevention of diabetes. Any breakthroughs in diabetes monitoring, treatment or prevention could reduce the potential market for our products or render our products obsolete altogether, which would significantly reduce our sales or cause our sales to grow at a slower rate than we currently expect. In addition, even the perception that new products may be introduced, or that technological or treatment advancements could occur and could result in delayed purchases or a decline in market share. For example, in 2023 and 2024, ongoing adoption of the GLP-1 class of drugs in diabetes and news surrounding the expansion of use of GLP-1 drugs in obesity likely had a negative impact on the insulin therapy market.
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

Our sales and marketing efforts in the United States are largely dependent on independent distributors who are free to market products that compete with our products. If we are unable to maintain or expand our network of independent distributors, our sales may be negatively affected.
We believe a majority of our sales within the United States will continue to be to independent distributors for the foreseeable future, and it is possible that the percentage of our sales to independent distributors could increase. For example, our dependence upon independent distributors in the United States could increase if third-party payors decide to contract with independent distributors directly in lieu of contracting with us to supply our products to their members directly. Our dependence upon independent distributors could also increase if customers prefer to purchase all of their diabetes supplies through a single source, instead of purchasing pump-related products through us and other diabetes supplies through other suppliers. If we are unable to maintain or expand our network of independent distributors, our sales may be negatively affected.
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
Another key element of our business strategy is using market research to understand what people with diabetes are seeking to improve in their diabetes therapy management. This strategy underlies our entire product design, marketing and customer support approach and is the basis on which we developed our current products and are pursuing the development of new products. However, our market research is based on interviews, focus groups and online surveys involving people with insulin-dependent diabetes, their caregivers and healthcare providers, which represent only a small percentage of the overall insulin-dependent diabetes market. As a result, the responses we receive may not be reflective of the broader market and may not provide us with accurate insight into the desires of people with insulin-dependent diabetes. In addition, understanding the meaning and significance of such market research responses necessarily requires that analysis be conducted and conclusions be drawn. We may not be able perform an analysis that yields meaningful results, or the conclusions we draw from the analysis could be misleading or incorrect. Moreover, even if our market research has allowed us to better understand the features and functionality consumers are seeking in an insulin pump to improve management of their diabetes therapy, there can be no assurance that consumers will actually purchase our products or that our competitors will not develop products with similar features.
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
In addition, the per-unit cost of our products is significantly impacted by our overall production volumes, and any factors that prevent our products from achieving market acceptance, cause our production volumes to decline, alter our product mix, result in our sales growing at a slower rate than we expect, or result in the closure of our manufacturing facilities, would significantly impact our expected per-unit costs, which would adversely impact our gross margins. Further, we may not achieve the anticipated improvements in manufacturing efficiency as we undertake actions to expand our manufacturing capacity. We are also subject to other general market and economic conditions that may increase our expenses, including unpredictable variability in commodity prices, wage increases and inflation. If we are unable to effectively manage our overall costs while increasing our production volumes and lowering our per-unit costs, we may not be able to achieve or sustain profitability, which would have an adverse impact on our business, financial condition and operating results.
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
We generally use a small number of suppliers for our components and products, some of which are located outside the United States, including in China, Mexico and Costa Rica. Depending on a limited number of suppliers exposes us to risks, including limited control over costs, including tariffs, availability, quality and delivery schedules. Moreover, in some cases we do not have long-standing relationships with our manufacturers and may not be able to convince suppliers to continue to make components available to us unless there is demand for such components from their other customers. As a result, there is a risk that certain components could be discontinued and no longer available to us at acceptable prices, or at all. We have in the past been, and we may in the future be, required to make significant “last time” purchases of component inventories that are being discontinued by the manufacturer to ensure supply continuity. If any one or more of our suppliers cease to provide us with sufficient quantities of components in a timely manner or on terms acceptable to us, we would have to seek alternative sources of supply. We consistently evaluate alternative suppliers of several existing components and qualifying new alternatives to existing select components, but there is no assurance that we will be able to identify alternative sources that meet our requirements and at comparable prices, or at all. Because of factors such as the proprietary nature of our products, our quality control standards and applicable regulatory requirements, we cannot quickly engage additional or replacement suppliers for some of our critical components. Failure of any of our suppliers to deliver products at the level our business requires could harm our reputation and limit our ability to meet our sales projections, which could have a material adverse effect on our business, financial condition and operating results.

We place orders with our suppliers using our forecasts of customer demand, which are based on a number of assumptions and estimates, in advance of purchase commitments from our customers. As a result, we incur inventory and manufacturing costs in advance of anticipated sales, which sales ultimately may not materialize or may be lower than expected. If we overestimate customer demand, we may experience higher inventory carrying costs and increased excess or obsolete inventory, which would negatively impact our results of operations. By the same token, if we underestimate future demand, we may be unable to meet future production requirements, or our inventory of critical materials may be below our targeted stocking levels. We expect it will be particularly difficult to accurately forecast demand during the global pandemic and even for some time while travel and social-distancing restrictions are lifted.
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
We continue to scale our business operations and add manufacturing requirements for products currently under development. We have outsourced the majority of our t:slim cartridge manufacturing demand to an experienced third-party contract manufacturer and consistently evaluating the outsourcing of other aspects of our operations. If we fail to achieve the operating efficiencies that we anticipate, our manufacturing and operating costs may be greater than expected, which would have a material adverse impact on our operating results. In addition, we or our third-party contract manufacturers may encounter problems during manufacturing for a variety of reasons, including failure to follow specific protocols and procedures, failure to comply with applicable regulations, equipment malfunction, component part supply constraints and environmental factors, any of which could delay or impede our ability to meet customer demand and have a material adverse impact on our business, financial condition and operating results. Further, because of the custom nature of our cartridge manufacturing process and product components, and the highly regulated nature of our products overall, in the event of any problems with a contract manufacturer, we may not be able to quickly establish additional or alternative arrangements.
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
In the ordinary course of our business, we may enter into collaborations, licensing arrangements, joint ventures, strategic alliances or partnerships to develop proposed products or technologies, pursue new markets, or protect our intellectual property assets. We may also elect to amend or modify similar agreements that we already have in place. Proposing, negotiating and implementing collaborations, licensing arrangements, joint ventures, strategic alliances or partnerships may be a lengthy and complex process, and may subject us to business risks. For example, other companies, including those with substantially greater financial, marketing, sales, technology or other business resources, may compete with us for these opportunities, or may be the counterparty in any such arrangements. We may not be able to identify or complete any such collaboration in a timely manner, on a cost-effective basis, on acceptable terms or at all. In addition, we may not realize the anticipated benefits of any such collaborations that we do identify and complete. In particular, these collaborations may not result in the development of products or technologies that achieve commercial success or result in positive financial results or may otherwise fail to have the intended impact on our business.
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
Modifications to our business strategy or restructuring of our operations could lead to higher costs or otherwise impact the profitability of our business or the value of our assets.
As changes occur in our business environment, we have adjusted, and may continue to adjust, our business strategies. We may also decide to further restructure our operations, specific business functions, or assets. However, any new structure and strategies may not deliver the expected benefits, such as supporting our growth objectives or enhancing shareholder value and could prove less effective than our previous approach. Additionally, external factors, including evolving technology, shifting consumer behaviors, acceptance of our products, and macroeconomic changes, could negatively impact the value of our assets. These changes or events may lead to costs associated with adjusting our business strategy and potentially necessitate writing down asset values.

Risks Related to Our International Operations

Commercializing our products outside of the United States may result in a variety of risks associated with international operations that could materially adversely affect our business.
Our sales in the approximately 24 countries in which our products are offered outside the United States, which accounted for approximately 28% of our total sales during 2024, are accompanied by certain financial and other risks related to international business markets, including:

•local product preferences and differing regulatory requirements for product clearances, certifications, or approvals;

•differing U.S. and foreign medical device import and export rules;

•more restrictive privacy and security laws relating to personal information of end-users and employees, including GDPR and other E.U. Member State national legislation;

•reduced protection for our intellectual property rights in certain countries outside the United States compared to the protection that exists in the United States;

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
In addition, entry into international markets may require significant financial resources, impose additional demands on our manufacturing, quality, regulatory, customer support and other general and administrative personnel, and could divert management’s attention from managing our core business. We have limited experience with regulatory environments and market practices internationally, and we may not be able to penetrate or successfully operate in new markets. If we are unable to expand internationally, effectively transition to direct sales in certain European countries, manage the complexity of our global operations successfully or if we incur unanticipated expenses, we may not achieve the expected benefits of this expansion and our financial condition and results of operations could be materially and adversely impacted.

Failure to obtain any required regulatory authorization, clearance or certification in foreign jurisdictions will prevent us from marketing our products in international markets.
We sell our products in certain countries outside the United States and may seek to begin commercial sales of our products in additional geographies in the future. As we continue to expand our operations outside of the United States and launch new products, we are increasingly subject to additional regulatory and legal requirements in the international markets. These additional legal and regulatory requirements may result in our incurring significant costs and expenditures. We have limited experience complying with applicable laws and regulations in international markets generally, and in particular when we enter new markets, and if we are not able to comply with any such requirements, our international expansion and business could be significantly harmed.
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
From time to time, we have financed our liquidity needs under various credit arrangements and we may borrow additional funds in the future. For example, in May 2020, we completed the offering of $287.5 million aggregate principal amount of 1.50% Convertible Senior Notes due 2025 (the 2025 Notes), which are governed by the terms of an indenture (the 2025 indenture). In March 2024, we completed the offering of $316.3 million aggregate principal amount of 1.50% Convertible Senior Notes due 2029 (the 2029 Notes and, together with the 2025 Notes, the Notes), which are governed by the terms of an indenture (the 2029 indenture and, together with the 2025 Notes, the indentures). In March 2024, we used the proceeds from the offering of the 2029 Notes to repurchase approximately $246.7 million aggregate principal amount of the 2025 Notes in privately negotiated transactions with holders of the 2025 Notes and as of December 31, 2024, we had approximately $40.8 million aggregate principal amount of the 2025 Notes outstanding. The Notes are our senior unsecured obligations, and interest on the Notes is payable in cash semi-annually at a rate of 1.50% per year.
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

Certain provisions in the indentures governing the Notes may delay or prevent an otherwise beneficial takeover attempt.
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
As of December 31, 2024, we had $438.3 million in cash, cash equivalents and short-term investments. Our management expects the continued growth of our business, including the expansion of our customer service infrastructure to support our growing base of customers, our plans to continue expanding commercial sales of our products outside of the United States, the growth of our manufacturing and warehousing operations, and the increase of our facility footprint to accommodate additional headcount and R&D activities, will continue to increase our expenses. In addition, the amount of our future product sales is difficult to predict and actual sales may not be in line with our forecasts. Accordingly, our future capital requirements will depend on many factors, including:
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
•interruption in the manufacturing or distribution of our products, including as a result of our anticipated initiation of direct sales in select European countries beginning in 2026;
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
Changes in U.S. trade policy, including the imposition of tariffs and the resulting consequences, could adversely affect our business, financial condition, and operating results.
Based on the complex relationships between the United States and certain foreign countries, there is inherent risk that political, diplomatic and national security influences might lead to trade disputes and impacts and/or disruptions to our operations. There is currently significant uncertainty about the future relationship between the United States, Mexico, Canada and China including potential changes with respect to trade policies, treaties, tariffs, taxes, and other limitations on cross-border operations. We import various components, subcomponents and finished products from both Mexico and China and any changes in tariffs, trade barriers, and other regulatory requirements could have an adverse effect on our business, financial condition and operating results, the extent of which cannot be predicted with certainty at this time.
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
Activities outside the United States accounted for approximately 28% of our total sales during 2024. Foreign currency fluctuations could result in volatility of our revenue. In addition, we are exposed to transaction risk because we incur some of our sales and expenses in currencies other than the U.S. dollar. Our most significant currency exposures are to the Canadian dollar, the Euro and Swiss franc, and the exchange rates between these currencies and the U.S. dollar may fluctuate substantially. We do not actively hedge our exposure to currency rate fluctuations. The strengthening of the U.S. dollar would likely negatively impact our results. We price some of our products in U.S. dollars, and thus changes in exchange rates can make our products more expensive in some offshore markets and reduce our sales. Inflation could also make our products more expensive and increase the credit risks to which we are exposed. Future foreign currency fluctuations could favorably or unfavorably impact and increase the volatility of our revenue, profitability, and stock price. These and other risks may have a material adverse effect on our business, financial condition and results of operations as a whole.
The effects of inflation could adversely affect our business.
Inflation has the potential to negatively impact our liquidity, business, financial condition, and results of operations by increasing our overall cost structure. The presence of inflation in the economy has led to, and may continue to lead to, higher interest rates, increased capital costs, supply shortages, and rising labor, component, manufacturing, and shipping costs, along with weaker exchange rates and other similar effects. As a result, we have experienced, and may continue to experience, higher costs. While we may implement measures to mitigate inflation's impact, if these measures prove ineffective, our business, financial condition, results of operations, and liquidity could be significantly harmed. Even if these measures are successful, there may be a delay between the implementation of these actions and their effect on our operations, compared to when the inflationary costs are incurred.
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
A number of U.S. laws govern the privacy and security of personal data, including data breach notification laws, data privacy laws, consumer protection laws (e.g., Section 5 of the Federal Trade Commission Act), and other laws at the federal and state levels (e.g., wiretapping laws). For example, the United States Health Insurance Portability and Accountability Act of 1996 (HIPAA) as amended by the Health Information Technology for Economic and Clinical Health Act (HITECH), imposes specific requirements relating to the privacy of protected health information.
As another example, the Controlling the Assault of Non-Solicited Pornography and Marketing Act of 2003 (CAN-SPAM) and the Telephone Consumer Protection Act of 1991 (TCPA) impose specific requirements on communications with customers.

Numerous U.S. states have enacted comprehensive data privacy laws that impose certain obligations on covered businesses, including providing specific disclosures in privacy notices and affording residents with certain rights concerning their personal data. The exercise of these rights may impact our business and ability to provide our products and services. These state laws also allow for statutory fines for noncompliance. For example, under the California Consumer Privacy Act of 2018 (CCPA), as amended by the California Privacy Rights Act of 2020 (CPRA) (collectively, CCPA), noncompliance may carry fines of up to $7,500 per intentional violation; the CCPA also allows private litigants affected by certain data breaches to recover significant statutory damages. Similar laws are being considered in several other states, as well as at the federal and local levels, and we expect more states to pass similar laws in the future.
Outside the United States, an increasing number of laws, regulations, and industry standards govern data privacy and security. For example, the European Union’s General Data Protection Regulation (EU GDPR), the United Kingdom’s General Data Protection Regulation (UK GDPR) (collectively, GDPR), and Canada’s Personal Information Protection and Electronic Documents Act (PIPEDA) or the applicable provincial alternatives, impose strict requirements for processing personal data.
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
Additionally, regulators are increasingly scrutinizing companies that process children’s data. Numerous laws, regulations, and legally binding codes, such as the Children’s Online Privacy Protection Act (COPPA), California’s Age Appropriate Design Code, the CCPA, and the GDPR govern the processing of children data, including requiring certain consents to process such data and extending certain rights to children and their parents with respect to that personal data.
Our employees and personnel may use Artificial Intelligence (AI) technologies (including generative AI) to perform their work. The use and disclosure of personal data in AI technologies is subject to various data privacy laws and other data privacy obligations. Governments have passed and are likely to pass additional laws regulating generative AI. Our use of this technology could result in additional compliance costs, regulatory investigations and actions, and lawsuits. If we are unable to use AI, it could make our business less efficient and result in competitive disadvantages.
In the ordinary course of business, we may transfer personal data from Europe and other jurisdictions to the United States or other countries. Europe and other jurisdictions have enacted laws requiring certain data to be localized or limiting the transfer of personal data to other countries. In particular, the European Economic Area (EEA) and the UK have significantly restricted the transfer of personal data to the United States and other countries whose data privacy laws it deems inadequate. Other jurisdictions may adopt or have already adopted similarly stringent data localization and cross-border data transfer laws. Although there are currently various mechanisms that may be used to transfer personal data, these mechanisms are subject to legal challenges. If these legal challenges change or invalidate these transfer mechanisms, there is no assurance that we can satisfy or rely on these measures to lawfully transfer personal data to the United States. If there is no lawful mechanism for us to transfer personal data, or if the requirements for a legally-compliant transfer are too onerous, we could face significant adverse consequences. Additionally, companies that transfer personal data out of the EEA and UK to other jurisdictions, particularly to the United States, are subject to increased scrutiny from regulators, individual litigants, and activist groups.
Additionally, under various privacy laws and other obligations, we may be required to obtain certain consents to process personal data. For example, some of our data processing practices may be challenged under wiretapping laws, if we obtain consumer information from third parties through various methods. These practices may be subject to increased challenges by class action plaintiffs. Our inability or failure to obtain consent for these practices could result in adverse consequences, including class action litigation and mass arbitration demands.
In addition to data privacy laws, we are contractually subject to industry standards adopted by industry groups. For example, we are subject to the Payment Card Industry Data Security Standard (PCI DSS). We are also bound by other contractual obligations related to data privacy, including those imposed by our payors and business partners, including obligations to comply with applicable data privacy laws. Our failure to comply with our contractual obligations may result in a loss of revenue, loss of existing and future business opportunities, and payment of financial damages to the other parties involved. We publish privacy policies, marketing materials and other statements, such as compliance with certain certifications or self-regulatory principles, regarding data privacy and security. Regulators in the United States are increasingly scrutinizing these statements, and if these policies, materials or statements are found to be deficient, lacking in transparency, deceptive, unfair, misleading, or misrepresentative of our practices, we may be subject to investigation, enforcement actions by regulators or other adverse consequences.

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
In the ordinary course of business, the efficient operation of our business depends on our information technology and communication systems, as well as those of third parties with whom we work. We and the third parties with whom we work process confidential, personal, or other sensitive data, including health information, proprietary sales and marketing data, accounting and financial information, manufacturing and quality records, inventory management data, product development tasks, research and development data, customer service and technical support information.
Cyberattacks, malicious internet-based activity, online and offline fraud, and other similar activities threaten the confidentiality, integrity, and availability of our sensitive information and information technology systems, and those of the third parties with whom we work. Such threats are prevalent and continue to rise, are increasingly difficult to detect, and come from a variety of sources, including traditional computer “hackers,” threat actors, “hacktivists,” organized criminal threat actors, personnel (such as through theft or misuse), sophisticated nation states, and nation-state-supported actors.
Some actors now engage and are expected to continue to engage in cyberattacks, including without limitation nation-state actors for geopolitical reasons and in conjunction with military conflicts and defense activities. During times of war and other major conflicts, we and the third parties with whom we work may be vulnerable to a heightened risk of these attacks, including retaliatory cyberattacks.
Our systems, those of the third parties with whom we work, and the underlying data are vulnerable to damage or interruption from a variety of threats, including without limitation earthquakes, fires, floods, other natural disasters, terrorist attacks, social-engineering attacks (including phishing and deep fakes, which may be increasingly more difficult to identify as fake), malicious code (such as viruses and worms), malware (including as a result of advanced persistent threat intrusions), denial-of-service attacks, credential stuffing, credential harvesting, supply chain attacks, personnel misconduct or error, ransomware attacks, software bugs, server malfunctions, software or hardware failures, loss of data or other information technology assets, adware, attacks enhanced or facilitated by AI, and other similar threats. Notably, severe ransomware attacks are becoming increasingly prevalent. Extortion payments may alleviate the negative impact of a ransomware attack, but we may be unwilling or unable to make such payments due to, for example, applicable laws or regulations prohibiting such payments.

In addition, our insulin pumps and other products rely on software and hardware, some of which is developed by third parties with whom we work, that could contain vulnerabilities. We take steps designed to detect, mitigate and remediate vulnerabilities in our information systems (such as our hardware and/or software, including that of third parties with whom we work) and products, but we may not be able to detect, mitigate, and remediate such vulnerabilities, including on a timely basis. Further, we may experience delays in developing and deploying remedial measures and patches designed to address identified vulnerabilities. Our risks may increase significantly due to the use of mobile and cloud-based applications in our medical devices. For example, while our Tandem Device Updater is designed to give us the ability to quickly recover from certain risks and/or vulnerabilities, the use of mobile applications enables third parties to store their information on mobile devices that we do not control. The Tandem Device Updater may also not operate as intended if the software being transmitted contains errors, vulnerabilities or viruses. Vulnerabilities in our products and information systems could be exploited and result in a security incident. In addition to vulnerabilities, the reliance of our insulin pumps and other products on software and hardware exposes us and our customers to risks that may impact the performance of our products. For example, in March 2024, we issued a recall of our Apple iOS t:connect mobile app in the United States relating to an issue that could cause rapid depletion of a user’s t:slim X2 insulin pump battery (the March 2024 Recall). On August 20, 2024, we released an updated version of the impacted app to correct the issue described in the March 2024 recall.
Any of the previously identified or similar threats and risks could in the future, as they have in the past, cause a security incident or other interruption that could result in the unauthorized, unlawful or accidental disclosure, access, acquisition, modification, destruction, loss, alteration, or encryption of our sensitive information or our information technology systems or those of the third parties with whom we work. A security incident or other interruption could disrupt our ability (and that of third parties with whom we work) to provide our products and services.
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
Moreover, remote work has increased risks to our information technology systems and data. Additionally, future or past business transactions (such as acquisitions or integrations) could expose us to additional cybersecurity risks and vulnerabilities, as our systems could be negatively affected by vulnerabilities present in acquired or integrated entities’ systems and technologies. Furthermore, we may discover security issues that were not found during due diligence of such acquired or integrated entities, and it may be difficult to integrate companies into our information technology environment and security program.
We may expend significant resources or modify our business activities to try to protect against security incidents. Certain data privacy and security obligations may require us to implement and maintain reasonable or specific security measures or industry standards to protect our information technology systems and sensitive information.
Applicable data privacy and security obligations may require us, or we may voluntarily choose, to notify relevant stakeholders of security incidents, or to take other actions. Such disclosures and related actions can be costly, and the disclosure or the failure to comply with applicable requirements could lead to adverse consequences.
If we or a third party with whom we work experience a security incident such as the phishing attack we experienced in 2020, or are perceived to have experienced a security incident, we may experience adverse consequences, such as government enforcement actions (e.g., investigations, fines, penalties, audits, and inspections); additional reporting requirements and/or oversight; restrictions on processing sensitive information including personal data, litigation including class claims and mass arbitration demands; indemnification obligations; negative publicity; reputational harm; loss of investor, partner or customer confidence in the effectiveness of our cybersecurity measures; monetary fund diversions; diversion of management attention; interruptions in our operations including availability of data; financial loss; and other similar harms. Security incidents and attendant consequences may cause customers to stop using our products, prevent customers from using our products, deter new customers from using our products, and negatively impact our ability to grow and operate our business.

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
Our sensitive information could be leaked, disclosed, or revealed as a result of or in connection with our employees’, personnel’s, or third parties with whom we work use of generative artificial intelligence (AI) or machine learning (ML) technologies (collectively, AI/ML technologies). Any sensitive information, including confidential, competitive, proprietary, or personal data, that we input into a third-party generative AI platform could be leaked or disclosed to others, including if sensitive information is used to train the third parties’ AI model.
Cyberattacks aimed at our devices, products, services, or related systems, with the intent to alter or misuse them in ways that are inconsistent with our FDA clearances and approvals, could pose risks to users.
Medical devices are increasingly connected to the internet, personal technology devices, hospital networks, and other medical devices to enhance healthcare features, improve treatment capabilities for healthcare providers, and help patients manage their conditions. However, these same advancements can also heighten cybersecurity risks, including the potential for unauthorized access and misuse by third parties. As a result, cyberattacks that infiltrate, disrupt, or compromise our devices, products, services, or related systems could affect the quality-of-care patients receive or compromise the confidentiality of patient information. Additionally, any alteration or misuse of these devices, products, or services in ways that are inconsistent with our FDA clearances and approvals could create risks for users and expose the company to potential liabilities.
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
For example, November 2023, at the Unified Patent Court (UPC), Paris Central Division (UPC Paris), we filed a revocation action and an action for a declaration of non-infringement of EP Patent No. 2 196 231 B1 (the ’231 patent) against Roche Diabetes Care GmbH. While Roche contends that Tandem’s t:slim X2 pump infringes the ‘231 patent, we contend that our t:slim X2 pump does not infringe the ‘231 patent. Furthermore, we contend that the claims of the ‘231 patent are invalid over the prior art and should be revoked. In February 2024, Roche filed an infringement action against Tandem and its distributor in Germany at the UPC, Hamburg Local Division (UPC Hamburg) contending that Tandem’s t:slim X2 pump, and the offering, marketing, using, importing, possessing, and supplying of such devices infringes certain claims of the ‘231 patent. Roche seeks, among other things, damages and other monetary relief, costs and expenses of the legal proceedings, and an order to cease and desist the allegedly infringing activities. At the UPC Hamburg, Tandem has asserted that the t:slim X2 pump does not infringe the claims of the ‘231 patent and Tandem’s distributor has asserted that the t:slim X2 pump does not infringe the claims of the ‘231 patent and that the claims of the ‘231 patent are invalid and should be revoked. On November 6, 2024, the UPC Paris held a hearing on Tandem’s action to revoke the claims of the ‘231 patent. On December 18, 2024, the UPC Paris upheld the patent. The hearing in Hamburg on invalidity and non-infringement is scheduled for June 12, 2025.
In December 2023, F. Hoffman-La Roche AG and Roche Diabetes Care GmbH (collectively, Roche), filed an infringement action at the UPC, Dusseldorf Division (UPC Dusseldorf) against Tandem Diabetes Care, Inc. and Tandem Diabetes Care Europe B.V. and Tandem’s distributors in Germany, France, the Netherlands and Denmark. Roche alleges our t:slim X2 insulin pump, and the offering, marketing, using, importing, possessing, and supplying of such devices infringe EP Patent No. 1 970 677 B1 (the ‘677 patent). While Roche contends that Tandem’s t:slim X2 pump infringes the ‘677 patent, we contend that our t:slim X2 pump does not infringe the ‘677 patent. Furthermore, we contend that the claims of the ‘677 patent are invalid over the prior art and should be revoked. Roche seeks, among other things, damages and other monetary relief, costs and expenses of the legal proceedings, and an order to cease and desist the allegedly infringing activities. On April 9, 2025, the UPC Dusseldorf will hold a hearing on Roche’s action asserting infringement of the ‘677 patent, Tandem and its distributors’ counterclaims that the t:slim X2 pump does not infringe the ‘677 patent, and Tandem and its distributors’ actions to revoke the claims of the ‘677 patent.
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
Adhering to regulations concerning public company corporate governance and reporting requirements may place a strain on our resources and distract management from other priorities.
Numerous laws and regulations, particularly those enacted under the Sarbanes-Oxley Act of 2002, the Dodd-Frank Wall Street Reform and Consumer Protection Act, new SEC rules, and Nasdaq Stock Market listing requirements, impose obligations on public companies like ours. These have expanded the scope, complexity, and cost of corporate governance, reporting, and disclosure practices. Complying with these laws, including new disclosure requirements, has required and will continue to require substantial management time and oversight, as well as significant accounting and legal expenses. Additionally, changes to accounting rules or standards, such as a potential mandate for U.S. companies to prepare financial statements using International Financial Reporting Standards, could negatively impact our financial results and business, potentially leading to higher accounting fees. These laws and regulations, often vague in their details, are subject to interpretation, and their application may evolve as new guidance emerges from regulatory bodies. This uncertainty could lead to higher costs due to ongoing updates in governance and disclosure practices. We plan to continue investing resources to comply with these evolving laws and regulations, which may increase general and administrative expenses and divert management’s attention from revenue-generating activities to compliance efforts. If our compliance efforts differ from regulatory expectations due to ambiguities in the laws, authorities may initiate legal action, which could negatively impact our business.

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
For those medical devices sold in the EU and for which we have obtained a CE Certificate of Conformity by a Notified Body, we must notify the Notified Body that carried out the conformity assessment of the medical devices we market or sell in the EEA of any planned significant changes to the products or if there are substantial changes to our quality assurance systems affecting those products. The Notified Body will then assess the changes and determine whether additional audits or actions are required prior to their implementation. Obtaining variation of existing CE Certificates of Conformity or a new CE Certificate of Conformity can be a time-consuming process, and delays in obtaining required future clearances, certifications or approvals would adversely affect our ability to introduce new or enhanced products in a timely manner, which in turn would harm our future growth. Moreover, any substantial changes that take place in the coming years may impact the continuing validity of our CE Certificates of Conformity that were issued on the basis of the Medical Device Directive.
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
In addition, we may be required to conduct costly post-market testing and surveillance to monitor the safety or effectiveness of our products in the EU. We must comply with medical device reporting requirements, including the reporting of adverse events and malfunctions related to our products. Later discovery of previously unknown problems with our products, including unanticipated adverse events or adverse events of unanticipated severity or frequency, manufacturing problems, or failure to comply with regulatory requirements may result in changes to labeling, restrictions on such products or manufacturing processes, withdrawal of the products from the market, voluntary or mandatory recalls, a requirement to repair, replace or refund the cost of any medical device we manufacture or distribute, fines, suspension, variation or withdrawal of CE Certificates of Conformity, product seizures, injunctions or the imposition of civil or criminal penalties that would adversely affect our business, operating results and prospects. In addition, we have in the past relied on our distributors for assistance with market surveillance in Europe and we may face additional challenges in responding to a voluntary or mandatory recall, requirement to repair or similar corrective action during and after our planned transition to direct sales in select European countries beginning in 2026.
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
The sales of our products depend in part on the availability of coverage and reimbursement from third-party payors such as government health administration authorities, private health insurers, health maintenance organizations and other healthcare-related organizations. Both the federal and state governments in the United States continue to propose and pass new legislation and regulations designed to, among other things, expand healthcare coverage to more individuals, contain or reduce the cost of healthcare, and improve the quality of healthcare outcomes. For example, the Patient Protection and Affordable Care Act, as amended by the Health Care and Education Reconciliation Act (collectively, the Affordable Care Act) has substantially changed the way healthcare is financed by both governmental and private insurers and encourages improvements in the quality of healthcare items and services. In the future, additional changes could be made to governmental healthcare programs that could significantly impact the success of our products. This legislation and regulation may result in decreased reimbursement for medical devices, which may create additional pressure to reduce the prices charged for medical devices. Reduced reimbursement rates could significantly decrease our revenue, which in turn would place significant downward pressure on our gross margins and impede our ability to become profitable. Further, on August 16, 2022, President Biden signed the Inflation Reduction Act of 2022 (the IRA 2022) into law, which among other things, extends enhanced subsidies for individuals purchasing health insurance coverage in the Affordable Care Act marketplaces through plan year 2025. The IRA 2022 also eliminates the “donut hole” under the Medicare Part D program beginning in 2025 by significantly lowering the beneficiary maximum out-of-pocket cost and through a newly established manufacturer discount program.
We cannot predict which, if any, additional healthcare reform proposals will be adopted, when they may be adopted or what impact they may have on the existing regulatory environment, or our ability to operate our business. Any of these factors could have a material adverse effect on our operating results and financial condition.

In the EU (and in Northern Ireland), the MDR became applicable on May 26, 2021, repealing and replacing both the MDD and Directive 90/385/EEC on active implantable medical devices. The MDR establishes transitional provisions. However, the changes to the regulatory system implemented in the EU by the MDR include stricter requirements for clinical evidence and pre-market assessment of safety and performance, new classifications to indicate risk levels, requirements for third party testing by Notified Bodies, tightened and streamlined quality management system assessment procedures and additional requirements for the quality management system, additional requirements for traceability of products and transparency as well a refined responsibility of economic operators. We are also required to provide clinical data in the form of a clinical evaluation report. Fulfillment of the obligations imposed by the MDR may cause us to incur substantial costs. We may be unable to fulfil these obligations, or our Notified Body may consider that we have not adequately demonstrated compliance with our related obligations to merit a CE Certificate of Conformity on the basis of the MDR.
Moreover, in the EU, some EU Member States may, after a medical device is CE marked, require the completion of additional studies that compare the cost-effectiveness of a particular medical device candidate to currently available therapies. This Health Technology Assessment, or HTA process, which is currently governed by the national laws of the individual EU Member States, is the procedure according to which the assessment of the public health impact, therapeutic impact and the economic and societal impact of use of a given medical device in the national healthcare systems of the individual country is conducted. The outcome of HTA regarding specific medical device will often influence the pricing and reimbursement status granted to these products by the competent authorities of individual EU Member States. In December 2021, Regulation No 2021/2282 on HTA, amending Directive 2011/24/EU, was adopted in the EU. This Regulation, which entered into force in January 2022 and has applied as of January 2025, is intended to boost cooperation among EU Member States in assessing health technologies, including new medical devices, and providing the basis for cooperation at EU level for joint clinical assessments in these areas. The Regulation will permit EU Member States to use common HTA tools, methodologies, and procedures across the EU to identify promising technologies early, and continuing voluntary cooperation in other areas. Individual EU Member States will continue to be responsible for assessing non-clinical (e.g., economic, social, ethical) aspects of health technologies, and making decisions on pricing and reimbursement. If the conclusions of these assessments are negative, or compare our products unfavorably with competing products, this may impact our pricing and reimbursement status. If we are unable to obtain or maintain favorable pricing and reimbursement status in EU Member States for our medical devices or medical devices that we may successfully develop and for which we may obtain certification, any anticipated revenue from and growth prospects for those products in the EU could be negatively affected.
In addition, the exit of the UK from the EU, commonly referred to as “Brexit” could lead to further regulatory divergence between the EU and the UK. On May 26, 2021, the MDR became applicable in the EU. However, the MDR is not applicable in Great Britain (i.e. England, Wales and Scotland), but does apply in Northern Ireland. In Great Britain, medical devices are governed by the Medical Devices Regulations 2002 (SI 2002 No 618, as amended) (UK MDR 2002) which, for the time being, retains a regulatory framework similar to the framework set out by the MDD. The UK’s regulator, the Medicines & Healthcare products Regulatory Agency, or MHRA, has published a road-map to new regulations for medical devices. The first of the regulations, which strengthen post-market surveillance requirements is scheduled to come into force on June 17, 2025. Further updated regulations are scheduled to follow in 2025 and 2026. Should the UK or Great Britain further diverge from the EU from a regulatory perspective, tariffs could be put into place in the future. We could therefore, both now and in the future, face significant additional expenses to operate our business, which could significantly and materially harm or delay our ability to generate revenue or achieve profitability of our business. Any further changes in international trade, tariff and import/export regulations as a result of Brexit or otherwise may impose unexpected duty costs or other non-tariff barriers on us. These developments, or the perception that any of them could occur, may significantly reduce global trade and, in particular, trade between the EU and the UK.
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
Our advertising and promotion may include claims about our product in comparison to competing products, which could expose us to heightened regulatory scrutiny, enforcement risks, and the potential for litigation.
The FDA applies a heightened level of scrutiny to comparative claims in advertising and promotion, ensuring that promotional labeling is truthful and not misleading. There may be differing interpretations of whether certain communications align with a product's FDA-required labeling, and the FDA assesses these communications on a case-by-case basis.

Additionally, making comparative claims may raise concerns among our competitors. If a company claims in its advertising that its product is superior to a competitor's or that the competitor’s product is inferior, it could face the risk of a lawsuit from the competitor under federal and state false advertising, unfair trade practices, or potentially state libel laws. Such lawsuits could seek injunctive relief to stop further advertising, a court order for corrective advertising, and compensatory or punitive damages, where allowed by law.
Direct-to-consumer marketing and social media initiatives may subject us to increased regulatory scrutiny.
Our efforts to promote our products through direct-to-consumer marketing and social media initiatives may lead to increased scrutiny of how we communicate risk information, benefits, or claims, under the oversight of the FDA, FTC, HHS-OCR, or other regulatory bodies.

Risks Related to Environmental, Social and Governance Matters
Environmental, social, and governance (ESG) regulations, initiatives, directives, policies, and requirements could expose us to various risks.
Some regulators, customers, investors, employees, and other stakeholders are focused on ESG issues and related disclosures. These evolving regulations and shifting stakeholder expectations have led, and may continue to lead, to higher general and administrative costs, as well as increased management time and attention spent on compliance. For instance, collecting, measuring, and reporting ESG-related data is becoming more complex due to changing reporting standards, including from international regulatory bodies. In 2023, California passed three separate climate bills addressing greenhouse gas emissions data, climate-related financial risks, and emissions-related claims and carbon offsets. These ESG requirements and initiatives are subject to change, can be unpredictable, and may be challenging and costly for us to meet due to the complexity of our supply chain and the outsourced manufacturing of certain components. If we fail to comply or are unable to ensure our suppliers' compliance with these policies, customers may stop purchasing from us or pursue legal action, potentially damaging our reputation, revenue, and financial performance.
Our business could be adversely affected by changing expectations and challenges associated with implementing ESG initiatives, establishing ESG-related goals, gathering ESG data, and disclosing ESG-related information.
We may disclose certain ESG-related initiatives and goals in our SEC filings or other public communications. However, implementing these initiatives and goals could be challenging and costly, with the technologies required potentially being inefficient or slow to develop. Additionally, we may face criticism regarding the accuracy, adequacy, or completeness of our disclosures. Statements about our ESG initiatives, goals, and progress may rely on evolving measurement standards, developing internal controls and processes, and assumptions that could change over time. Furthermore, we may be criticized for the scope or nature of these initiatives or goals, or for any revisions made to them. If our ESG data, processes, or reporting are incomplete or inaccurate, or if we fail to make timely progress toward our ESG goals, our reputation, business, financial performance, and growth may suffer.
Climate change or other extreme weather conditions and related regulations may have a long-term impact on our business.
Climate-related events, including the increasing frequency of extreme weather events and their impact on the United States, Mexico, Canada, and other major regions’ critical infrastructure along with potential related regulations, have the potential to disrupt our business, our third-party suppliers, and/or the business of our customers. For example, our third-party contract manufacturers are located in regions subject to natural disasters, including earthquakes, hurricanes, floods, wild fires and other catastrophic events. We strive to partner with organizations that mitigate their business risks associated with climate change. However, we recognize that inherent risks related to climate change, other extreme weather conditions and related regulations exist wherever global business is conducted. While these dangers currently have a low-assessed risk of disrupting our normal business operations, they pose a potential long-term impact on our business.
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

Other Risks
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
We have benefited substantially from the leadership and performance of our senior management, as well as certain key employees. For example, key members of our management have experience successfully scaling an early-stage medical device company to achieve profitability. Our success will depend on our ability to motivate and retain our current management and key employees, and to attract, motivate and retain qualified personnel in the future. In our industry, it is common to attract, motivate and retain executive talent and other employees with compensation packages that include a significant equity component. We have issued, and may continue to issue, additional equity incentives that we believe will enhance our ability to retain our current key employees and attract the necessary additional executive talent.

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
•require the vote of at least two-thirds of the outstanding shares to approve certain amendments to the certificate of incorporation and bylaws; and
•require advance written notice of stockholder proposals and director nominations.
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
Under current law, federal net operating losses (NOLs) incurred in tax years beginning after December 31, 2017, may be carried forward indefinitely, but the deductibility of such federal NOL carryforwards in a taxable year is limited to 80% of taxable income in such year. As of December 31, 2024, we had accumulated federal and state NOL carryforwards of approximately $96.5 million, and $248.0 million, respectively. Of the total federal NOL carryforwards, approximately $13.2 million were generated after January 1, 2018, and therefore do not expire under current law but can only be utilized to offset 80% of future taxable income. The remaining federal NOL carryforwards of $83.2 million will begin to expire in 2033, and state tax loss carryforwards continue to expire.
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
The tax regimes to which we are subject or under which we operate are unsettled and may be subject to significant change. The issuance of additional guidance related to existing or future tax laws, or changes to tax laws or regulations proposed or implemented by the current or a future United States presidential administration, Congress, or taxing authorities in other jurisdictions, including jurisdictions outside of the United States, or by bodies such as the European Commission or the Organization for Economic Co-operation and Development (OECD),could materially affect our tax obligations (including the costs of compliance) and effective tax rate. To the extent that such changes have a negative impact on us, including as a result of related uncertainty, these changes may adversely impact our business, financial condition, results of operations, and cash flows.
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
Our tax obligations and effective tax rate in the jurisdictions in which we conduct business could increase, including as a result of the base erosion and profit shifting (BEPS) project led by the OECD and other initiatives led by the OECD or the European Commission. In particular, the OECD is leading work on an iteration of the project based on two “pillars,” involving the reallocation of taxing rights in respect of certain multinational enterprises above a fixed profit margin to the jurisdictions in which they carry on business (subject to certain revenue threshold rules which we do not currently meet but may meet in the future) (Pillar One) and imposing a minimum effective corporate tax rate on certain multinational enterprises (Pillar Two). A number of countries in which we conduct business, including through our subsidiaries, such as the Netherlands and Switzerland, have enacted, or are in the process of enacting, core elements of the Pillar Two rules. Based on the minimum revenue thresholds contained in the Pillar Two rules, we expect that we are likely to fall within their scope in the short-to-medium term, subject to the application of any relevant transition or safe harbor rules. We are monitoring developments and evaluating the potential impacts of these new rules, including on our effective tax rates and associated compliance costs, and considering our eligibility to qualify for any relevant transition or safe harbor rules.
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

Item 1B.    Unresolved Staff Comments
Not applicable.
Item 1C.    Cybersecurity
Risk Management and Strategy
We have implemented and maintain various information security processes designed to identify, assess and manage material risks from cybersecurity threats to our critical computer networks, third party hosted services, communications systems, hardware and software, and our critical data, including intellectual property, confidential information that is proprietary, strategic or competitive in nature, and patient and customer data (Information Systems and Data).

Our information security function is led by our Vice President, Cybersecurity (our Information Security Team), and is supported by our Chief Technology Officer, our Chief Legal, Privacy and Compliance Officer and legal department, our Chief Information Officer, and our cybersecurity incident management team. Our Information Security Team is tasked with identifying, assessing and managing our cybersecurity threats and risks. It identifies and assesses risks from cybersecurity threats by monitoring and evaluating our threat environment and our risk profile using various methods including: the use of manual and automated tools, subscribing to reports and services that identify cybersecurity threats, analyzing reports of threats and actors, conducting scans of the threat environment, evaluating our and our industry’s risk profile, evaluating threats reported to us, conducting risk assessments, coordinating with law enforcement concerning threats, conducting internal and external audits and threat assessments for internal and external threats, obtaining third party threat assessments, conducting vulnerability assessments to identify vulnerabilities, and tabletop incident response exercises.
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
Our assessment and management of material risks from cybersecurity threats are integrated into our overall risk management processes. For example, the Information Security Team works with other members of management to prioritize our risk management processes and mitigate cybersecurity threats that are more likely to lead to a material impact to our business. Additionally, our senior management evaluates material risks from cybersecurity threats against our overall business objectives and reports to the Cybersecurity and Data Privacy Oversight Subcommittee (the Privacy and Security Subcommittee) of the Nominating and Corporate Governance Committee, as well as our Board of Directors, the latter of which evaluates our overall enterprise risk.
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
Governance
Our board of directors addresses our cybersecurity risk management as part of its general oversight function. The Privacy and Security Subcommittee is responsible for overseeing our cybersecurity risk management processes, including oversight of mitigation of risks from cybersecurity threats.
Our cybersecurity management processes are implemented and maintained by our Information Security Team, in consultation with members of our cybersecurity incident management team. Our cybersecurity incident management team is led by our Vice President, Cybersecurity and includes our Chief Human Resources Officer, Vice President, Privacy, senior personnel from our legal, finance, and relevant business departments (the Incident Management Team). Our Vice President, Cybersecurity brings extensive experience in software development, IT, and cyber security, gained in over two decades in the telecommunications, financial services, defense, and healthcare sectors. Notably, he spent four years at a medical device company focused on insulin delivery, where he successfully established the product security program and played a pivotal role in obtaining clearance for its flagship product line.

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

Item 2.    Properties.
Our corporate headquarters and principal offices are located at a 181,949 square foot facility we lease in San Diego, California. The lease expires in April 2035; however, we have two options to extend the lease for additional five-year periods as well as a right of first offer with respect to an additional 16,154 square feet of general office space should the space become available. We lease additional office space in San Diego, California, Irvine, California, Saint-Sulpice, Switzerland and Markham, Ontario, Canada.
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
Holders of Record
As of February 16, 2025, there were approximately 41 holders of record of our common stock. The actual number of common stockholders is greater than the number of record holders, and includes stockholders who are beneficial owners, but whose shares are held in street name by brokers and other nominees. This number of holders of record also does not include stockholders whose shares may be held in trust by other entities.
Stock Performance Graph
This performance graph shall not be deemed “filed” for purposes of Section 18 of the Exchange Act, or incorporated by reference into any of our filings under the Securities Act or the Exchange Act, except as shall be expressly set forth by specific reference in such filing.
The following graph illustrates a comparison of the cumulative total stockholder return (change in stock price plus reinvested dividends) of our common stock with (i) The Nasdaq Composite Index, (ii) The Nasdaq Health Care Index, and (iii) the Russell 3000 Index. The graph assumes a $100 investment, on December 31, 2019, in (i) our common stock, (ii) the securities comprising the Nasdaq Composite Index, (iii) the securities comprising the Nasdaq Health Care Index, and (iv) the securities in the Russell 3000 Index.

Comparison of Five-Year Cumulative Total Return among Tandem Diabetes Care, Inc., the NASDAQ Composite Index, the NASDAQ Health Care Index, and the Russell 3000 Index

300.00
200.00
100.00
—
Index Value ($)
12/31/19
12/31/20
12/31/21
12/31/22
12/31/23
12/31/24
Fiscal Year Ending
Tandem Diabetes Care, Inc.
NASDAQ Composite Index
NASDAQ Health Care Index
Russell 3000 Index

	12/31/2019	12/31/2020	12/31/2021	12/31/2022	12/31/2023	12/31/2024
Tandem Diabetes Care, Inc.	$100.00	$160.51	$252.51	$75.41	$49.62	$60.43
NASDAQ Composite	$100.00	$143.64	$174.36	$116.65	$167.30	$215.22
NASDAQ Health Care	$100.00	$130.04	$125.43	$99.81	$106.34	$105.42
Russell 3000	$100.00	$118.82	$147.35	$117.17	$145.24	$177.38

Dividend Policy
We have never declared or paid any cash dividends on our common stock. We do not anticipate paying any cash dividends on our common stock in the foreseeable future. Any future determination to pay dividends will be at the discretion of our board of directors.
Unregistered Sales of Equity Securities
None.
Repurchases of Equity Securities
None.
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
A discussion of changes in our results of operations during the year ended December 31, 2023 compared with the year ended December 31, 2022 has been omitted from this Annual Report on Form 10-K but may be found in “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report on Form 10-K for the year ended December 31, 2023, filed with the SEC on February 21, 2024, which discussion is incorporated herein by reference and which is available free of charge on the SEC’s website at www.sec.gov.
Overview
We are a global insulin delivery and diabetes technology company focused on the design, development and commercialization of technology solutions that reduce the burden of diabetes management. We consider our primary addressable market to be people who live with type 1 diabetes. We are seeking to expand our addressable market to include people living with type 2 diabetes who require intensive insulin therapy. Diabetes management can vary greatly from person-to-person, creating multiple market segments based on clinical needs and personal preferences. Our goal is to address the individual needs of people with insulin-dependent diabetes and their care team, by offering flexibility and choice in intelligent insulin delivery systems, through an accessible portfolio of market-leading pumps, applications, and insights.
From inception in 2012 through 2018, we derived nearly all of our sales from the shipment of insulin pumps and associated supplies to customers in the United States. Starting in the third quarter of 2018, we began selling in select geographies outside the United States and our technology solutions are now available in 25 countries worldwide.
Through our portfolio approach, we offer people living with diabetes a choice in their therapy management system based on their individual needs and preferences. In support of this strategy, we recently expanded our portfolio which now includes both the t:slim X2 and the Tandem Mobi insulin pumps. The Tandem Mobi insulin pump is the world’s smallest durable automated insulin delivery (AID) system. At approximately half the size of our t:slim X2 pump, Tandem Mobi is designed for people who seek even greater discretion and flexibility, and includes features such as expanded pump-control from our iOS mobile application, inductive charging, and an on-pump button that can be used for bolusing and other actions. Beginning in early 2024, we scaled the commercial release of Tandem Mobi in the United States, first offering CGM integration with the Dexcom G6 sensor beginning in February followed by the Dexcom G7 beginning in June.
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
The t:slim X2 was the first pump in the industry on which remote software updates were made commercially available in the United States and is now also available in the countries we serve worldwide. This feature allows our t:slim X2 and Tandem Mobi customers to update their pump software independently. We believe this offering is a competitive advantage that allows us to bring our customers clinical and lifestyle enhancements within their warranty cycle without having to purchase a new pump. These enhancements include new developments in our AID technology, CGM integrations and mobile app features. For example, in 2024 we offered pump software updates to allow Tandem pump users access to integration with new CGM sensors.
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
Our Strategy & Future Technology
Diabetes management can vary greatly from person-to-person, creating multiple market segments based on clinical needs and personal preferences. Our goal is to redefine global leadership in insulin delivery with an accessible portfolio of transformational devices, applications and services that reduce the daily burden of living with diabetes.

In support of this strategy, our portfolio of future technologies includes enhancing the features and capabilities of our t:slim X2 and Tandem Mobi insulin pump platforms, including adding a tubeless infusion site option for Tandem Mobi users. Our development efforts also include Sigi, our ergonomic and rechargeable patch pump, in addition to extended wear infusion technology and algorithm advancement in pursuit of offering fully closed loop technology.

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

•Regulatory approval and/or upcoming launches of other new Tandem or competing products could also adversely impact timing of purchasing decisions.

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
Reimbursement
•Our insulin pump products are generally considered durable medical equipment (DME) and have an expected lifespan of at least four years. In addition to insulin pumps, we sell single-use products that are used together with our pumps and are replaced every few days, including cartridges for storing and delivering insulin, and infusion sets that connect the insulin pump to a user’s body. Because of the DME classification, our pumps and supplies are typically reimbursed through a medical benefit. As our portfolio expands, we are implementing a multi-channel managed care strategy and have begun serving Mobi customers through the pharmacy channel on a scaled basis in 2025.
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
•High inflation, fluctuations in foreign currency valuations, uncertainty regarding tariffs and the effects of other macroeconomic factors and concerns has disrupted and may continue to disrupt our relationships with suppliers, third-party manufacturers, healthcare providers, distributors and our existing or potential customers.

Components of Results of Operations
Sales
We offer products for people with insulin-dependent diabetes, including a portfolio of hardware platforms, single-use insulin cartridges and infusion sets, data management platforms and mobile applications. Our primary customers are the end users of our products, non-exclusive distribution partners whose level of service varies based on geography, the healthcare professionals who prescribe our products and the healthcare systems or payors who provide insurance coverage and access to our products. Our sales may fluctuate from period to period, particularly due to seasonality in the United States associated with the timing of insurance deductible resets, which generally reflect in a significant decline in pump shipments from any fourth quarter to the following first quarter. Therefore, the lowest percentage of sales is typically reported in the first quarter of each calendar year and the highest percentage is typically reported in the fourth quarter. See also “Trends and Uncertainties Impacting Financial Results—”Markets, Seasonality, Competition, and Product Launches” above.
From September 2022 through February 2024, we offered the Tandem Choice program to eligible t:slim X2 customers to provide a pathway to ownership of our newest hardware platform, Tandem Mobi, for a fee once available. Eligible customers who purchased a t:slim X2 insulin pump during the program period had until December 31, 2024 to exercise the option to switch to the Tandem Mobi for a stated fee. The accounting treatment for Tandem Choice was complex (see Note 2, “Summary of Significant Accounting Policies”). The program required the deferral of some portion of sales for shipments of eligible pumps between the third quarter of 2022 and the first quarter of 2024. No election was made by the customer at the time of the initial sale, nor did the right offered to the customer impact the economics associated with how or when the initial pump sale was reimbursed. When a customer elected to participate in Tandem Choice, we recognized the existing sales deferral, incremental fees received and the associated costs of goods sold for the new insulin pump, Tandem Mobi, at the time of fulfillment. Qualifying customers were able to elect participation in Tandem Choice starting near the end of the second quarter of 2024. The remaining deferral balance was recognized as revenue when the program ended on December 31, 2024.
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
Other Income and Expense
Other income and expense primarily consists of interest earned on our cash equivalents and short-term investments, income or loss from equity method investments, foreign currency transaction gains and losses and interest expense which includes the amortization of debt issuance costs related to our convertible senior notes.
Income Tax Expense (Benefit)
Because the Company maintains a full valuation allowance against its net deferred tax assets, income tax expense is expected to primarily consist of current federal, state and foreign cash tax expense as a result of taxable income anticipated or incurred in those jurisdictions.

Results of Operations

	Year Ended December 31,
(in thousands, except percentages)	2024	2023
Sales:
United States	$672,685	$554,878
Outside the United States	267,518	192,840
Total sales	940,203	747,718
Cost of sales	450,629	380,028
Gross profit	489,574	367,690
Gross margin	52%	49%
Operating expenses:
Selling, general and administrative	389,824	352,503
Research and development	198,877	169,667
Acquired in-process research and development	—	78,750
Total operating expenses	588,701	600,920
Operating loss	(99,127)	(233,230)
Other income (expense), net:
Interest income and other, net	17,993	22,858
Interest expense	(7,415)	(9,882)
Loss from equity method investment	(2,053)	—
Loss on extinguishment of debt	(1,268)	—
Change in fair value of common stock warrants	—	—
Total other income (expense), net	7,257	12,976
Income (loss) before income taxes	(91,870)	(220,254)
Income tax expense	4,155	2,357
Net loss	$(96,025)	$(222,611)

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
At December 31, 2024, we had over 480,000 users in our in-warranty installed base, approximately one-third of whom live outside the United States.
The ordering patterns of, and levels of inventory carried by, our distributors outside the United States for pumps and supplies have historically been highly variable from period to period due to a number of factors, including summer vacations, the timing of product launches, expansion into new geographies and variability due to supply chain logistics, particularly during the global pandemic. This also influences the timing in which renewal eligibility begins for existing customers, which may not initially be consistent with trends in the United States market. We recently began completing full four-year reimbursement cycles in an increasing number of our markets outside of the United States.
Comparison of Years Ended December 31, 2024 and 2023
Sales
For the year ended December 31, 2024, we shipped more than 120,000 pumps worldwide. Sales were $940.2 million, which included $267.5 million of sales outside the United States. For the year ended December 31, 2024, we recognized $30.2 million in net revenue from pump sales as the result of the conclusion of our Tandem Choice program which launched in the United States in the third quarter of 2022 and ended in 2024. For the year ended December 31, 2023, sales were $747.7 million, which included $192.8 million of sales outside the United States, and deferral of $25.1 million of pump sales as a result of Tandem Choice.
Sales by product in the United States were as follows (dollars in thousands):

	Year Ended December 31,
	2024	2023	% Change
Sales:
Pump	$328,625	$289,546	13%
Supplies and other	313,811	290,439	8%
Net revenue recognized (deferred) for Tandem Choice program	30,249	(25,107)	220%
Total Sales in the United States	$672,685	$554,878	21%

Pump sales in the United States were $328.6 million for the year ended December 31, 2024 compared to $289.5 million for the year ended December 31, 2023. Our pump shipments in the United States increased approximately 10% to nearly 81,000 pumps compared to the year ended December 31, 2023. We also benefited from higher average selling prices across all product lines, driven by price increases and favorable customer mix, as we continue to shift a higher percent of sales from distribution to our direct channel. Sales to distributors accounted for 61% and 64% of our total sales in the United States for the years ended December 31, 2024 and 2023, respectively. Sales of pump-related supplies increased primarily due to a year-over-year increase in our installed base of customers in the United States, as well as an increase in average selling prices. We also recognized $30.2 million in net revenue from pump sales due to the conclusion of Tandem Choice during the year ended December 31, 2024. Sales in the United States for the year ended December 31, 2023 were reduced by $25.1 million in sales deferrals related to Tandem Choice.
Sales by product outside the United States were as follows (dollars in thousands):

	Year Ended December 31,
	2024	2023	% Change
Sales:
Pump, net of rebates	105,544	76,296	38%
Supplies and other	161,974	116,544	39%
Total Sales Outside the United States	$267,518	$192,840	39%
Pump sales, net of rebates, outside the United States were $105.5 million for the year ended December 31, 2024, compared to $76.3 million in the prior year. Our pump shipments outside the United States increased by 30% to nearly 40,000 pumps for the year ended December 31, 2024 compared to the year ended December 31, 2023. Pump sales outside the United States in 2023 included a reduction of $8.5 million for the establishment of the new rebate structure implemented in a single market. Sales of pump-related supplies increased due to a year-over-year increase in our installed base of customers outside the United States. In addition, for the year ended December 31, 2024, we recorded a reduction to sales of $1.5 million due to sales rebates outside of the United States.
Cost of Sales and Gross Profit
Our cost of sales for the year ended December 31, 2024 was $450.6 million, resulting in gross profit of $489.6 million, compared to cost of sales of $380.0 million and gross profit of $367.7 million for the year ended December 31, 2023. The gross margin for 2024 was 52%, compared to 49% in 2023.
The increase in our gross profit for the year ended December 31, 2024 was primarily the result of the $192.5 million increase in total sales, driven by higher pump shipments, the impact of the conclusion of the Tandem Choice program and the greater impact of the sales rebate structure outside the United States in 2023 compared to 2024. Additionally, we recognized charges to cost of sales of $1.3 million for Tandem Choice fulfillments in 2024, with no corresponding charge in 2023. The net effect of the Tandem Choice adjustments increased gross margin by approximately one percentage point in 2024 and decreased gross margin by approximately two percentage points in 2023. The new rebate structure negatively impacted gross margin by nearly one percentage point in 2023.
Excluding the impact of Tandem Choice and the sales rebate outside the United States, gross margin benefited from pricing improvement across all product lines and lower pump materials cost, offset by higher labor, overhead and non-manufacturing costs on a per-unit basis as we continued to scale the launch of Tandem Mobi. Gross margin was positively impacted by product mix. Pump sales, which have the highest gross margin, were 49% of total worldwide sales, excluding the impact of Tandem Choice in 2024, compared to 46% in 2023.
Operating Expenses
Our operating expenses for the year ended December 31, 2024 were $588.7 million, compared to $600.9 million for the year ended December 31, 2023.
Selling, General and Administrative Expenses. SG&A expenses increased 11% to $389.8 million for the year ended December 31, 2024, from $352.5 million for the same period in 2023. Employee-related expenses for our SG&A functions comprised the majority of our SG&A expenses, which increased $33.6 million due to continued support services for our growing installed customer base. Excluding certain non-recurring facilities consolidations costs of $14.1 million from 2023, we experienced a $17.9 million increase in other non-employee discretionary spending, primarily attributable to outside consulting, outside services, and supplies.

Research and Development Expenses. R&D expenses increased 17% to $198.9 million for the year ended December 31, 2024, from $169.7 million for the same period in 2023. The increase in R&D expenses was primarily the result of a $20.3 million increase in salaries and related benefits due to our acquisitions, as well as an increase in personnel to support our product development efforts. We also experienced an $8.5 million increase in other non-employee discretionary spending, including outside services and consulting, clinical trial expenses, and equipment costs attributable to R&D.
Acquired In-Process Research and Development Expenses. Acquired IPR&D expenses of $78.8 million for the year ended December 31, 2023, pertained to our 2023 acquisition of AMF Medical (see Note 12, “Acquisitions”).
Other Income (Expense), Net
Total other income, net for the year ended December 31, 2024 was $7.3 million, compared to $13.0 million in 2023. Other income, net for 2024 primarily consisted of $22.1 million of interest income earned on our cash equivalents and short-term investments, offset by $7.4 million of interest expense, $2.1 million in losses attributable to equity method investments, $2.0 million loss on impairment of strategic investment, $2.0 million in foreign currency transaction losses, and $1.3 million loss on extinguishment of debt. Other income, net for 2023 consisted primarily of $21.2 million of interest income earned on our cash equivalents and short-term investments, and $1.5 million in foreign currency transaction gains, partially offset by $9.9 million of interest expense which included $3.3 million of additional interest as discussed above and the amortization of debt issuance costs related to our Convertible Senior Notes.
Income Tax Expense
We recognized income tax expense of $4.2 million on a pre-tax loss of $91.9 million for the year ended December 31, 2024, compared to income tax expense of $2.4 million on a pre-tax loss of $220.3 million for the year ended December 31, 2023. Income tax expense for the years ended December 31, 2024 and 2023 was primarily attributable to federal, state and foreign income tax expense as a result of current taxable income in certain jurisdictions.
Liquidity and Capital Resources
At December 31, 2024, we had $438.3 million in cash and cash equivalents and short-term investments. We believe that our cash and cash equivalents, short-term investments, and future cash flows from operations will be sufficient to fund our ongoing core business activities for at least the next 12 months.
Our historical cash outflows have primarily been associated with cash used for operating activities such as research and development activities, sales, marketing and commercialization of our products worldwide, expansion of clinical and customer support organizations, the acquisition of intellectual property, equity investments and acquired assets, capital expenditures and debt service costs.
Historically, our principal sources of cash have included cash collected from product sales, private and public offerings of equity securities, exercises of employee stock awards and debt financing. We expect to rely on these sources of cash, primarily from product sales, to fund our material cash requirements in both the short and long term.
The following table shows a summary of our cash flows for the twelve months ended December 31, 2024, 2023, and 2022 (in thousands):

	Year Ended December 31,
	2024	2023	2022
Net cash provided by (used in):
Operating activities	$24,225	$(31,810)	$50,464
Investing activities	(23,482)	(85,740)	33,168
Financing activities	8,367	4,113	16,877
Effect of foreign exchange rate changes on cash	1,256	(212)	827
Net increase (decrease) in cash and cash equivalents	$10,366	$(113,649)	$101,336

Operating activities. Net cash provided by operating activities was $24.2 million for the year ended December 31, 2024, compared to net cash used in operating activities of $31.8 million for the year ended December 31, 2023. The increase in net cash provided by operating activities for 2024 compared to 2023 was primarily a result of the $128.8 million decrease in net loss, offset by a decrease of $76.5 million net non-cash adjustments. Net non-cash adjustments in 2023 were primarily related to acquired in-process research and development expenses, operating lease termination and impairment charges and stock-based compensation expense. In addition, there was a net decrease of $3.7 million in changes of working capital balances. Changes of working capital balances primarily consisted of decreases in deferred revenue, current liabilities and inventories, offset by increases to accounts receivable.
Investing activities. Net cash used in investing activities was $23.5 million for the year ended December 31, 2024, which primarily consisted of $46.4 million cash paid for investments in equity method investees, $19.2 million in purchases of property and equipment, offset by $42.2 million provided by short-term investments activity as proceeds from maturities and redemptions exceeded purchases. Net cash used in investing activities was $85.7 million for the year ended December 31, 2023, which primarily consisted of $69.5 million cash paid for the acquisition of AMF Medical, including transaction costs (see Note 12, “Acquisitions”), $26.8 million in purchases of property and equipment, and $24.8 million cash paid for purchases of intangible assets and strategic investments, offset by $35.4 million provided by short-term investments activity.
Financing activities. Net cash provided by financing activities was $8.4 million for the year ended December 31, 2024, which primarily consisted of net proceeds of $306.9 million from the issuance of the 2029 Notes which was partially offset by $246.1 million used in the repurchase of 2025 Notes, $30.0 million used in the repurchase and retirement of common stock and $15.8 million used to purchase Capped Call Options related to the 2029 Notes. In addition, $6.7 million was used in payments for tax withholdings related to the issuance of common stock under our stock plans, net of proceeds received from common stock issuances for the period. Net cash provided by financing activities was $4.1 million for the year ended December 31, 2023, which primarily consisted of proceeds from the issuance of common stock under our stock plans, net of payments for related tax withholdings.
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
•expansion of our commercial resources for our growing installed customer base;
•research and product development efforts, including clinical trial costs;
•acquisitions, including strategic investments, equity method investments and future contingent payments associated with acquisitions;
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
Indebtedness
Convertible Senior Notes
In March 2024, we completed an offering of $316.3 million aggregate principal amount of 1.50% Convertible Senior Notes due 2029 (the 2029 Notes). The proceeds from the issuance of the 2029 Notes were $306.8 million, net of debt issuance costs and cash used to pay the cost of certain capped call transactions (see Note 7, “Debt”). The Company used approximately $246.1 million of the net proceeds to repurchase approximately $246.7 million in aggregate principal amount of its Convertible Senior Notes Due 2025 (the 2025 Notes) concurrently with the pricing of the 2029 Notes. The 2029 Notes are the Company’s senior unsecured obligations. Interest is payable in cash semi-annually in arrears on March 15 and September 15 of each year beginning on September 15, 2024, at a rate of 1.50% per year. The 2029 Notes mature on March 15, 2029 unless repurchased, redeemed, or converted in accordance with their terms prior to the maturity date.
In May 2020, we entered into a purchase agreement with certain counterparties for the sale of an aggregate of $287.5 million principal amount of 1.50% Convertible Senior Notes due 2025. The proceeds from the issuance of the Notes were $244.6 million, net of debt issuance costs and cash used to pay the cost of the Capped Call Transactions (see Note 7, “Debt”).
Cash payments due by calendar year for our Convertible Senior Notes at December 31, 2024, are as follows (in thousands):

	Total	2025	2026	2027	2028	2029
Principal amount(1):
Convertible Senior Notes Due 2025	$40,760	$40,760	$—	$—	$—	$—
Convertible Senior Notes Due 2029	316,250	—	—	—	—	316,250
Total principal amount	357,010	40,760	—	—	—	316,250
Contractual interest	20,270	5,050	4,744	4,744	4,744	988
Total	$377,280	$45,810	$4,744	$4,744	$4,744	$317,238
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
Promissory Note Payable
In connection with our acquisition of Capillary Biomedical, Inc. (see Note 12, “Acquisitions”), we assumed a $4.7 million promissory note payable. The promissory note accrues interest at the rate of 5% per year, and becomes due and payable upon the first sale or license of the commercialized product. At December 31, 2024, $4.8 million was included as a component of other long-term liabilities on the consolidated balance sheet.
Critical Accounting Estimates
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
Warranty Reserve
We generally provide a four-year assurance type warranty on our insulin pumps to end user customers and may replace any pumps that do not function as intended in accordance with the product specifications within the warranty period. Insulin pumps returned to us may be refurbished and redeployed. We establish the warranty reserve liability when control of the pump is transferred to the customer, and we reevaluate our estimate of the warranty obligation at each reporting period. Warranty costs are estimated primarily based on the current expected product replacement cost and expected replacement rates utilizing historical experience. Experience has shown that initial data for any new pump version or pump platform may be insufficient. Therefore, our process relies on long-term historical replacement data from existing platforms until sufficient data is available. As actual experience accumulates, we adjust the warranty reserve estimate accordingly. In addition, the availability of replacement data may differ by country due to local compliance and privacy regulations, which may require us to estimate the warranty liability using available information or data from similar markets. Changes to the actual replacement rates or the expected product replacement cost could cause a material increase or decrease to our estimated warranty reserve and related cost of goods sold. We may make further adjustments to the warranty reserve when appropriate, considering revised expectations of product performance based on enhanced hardware, or new features and capabilities that may become available through Tandem Device Updater.
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
Contractual Obligations & Off-Balance Sheet Arrangements
Contractual Obligations
Operating Lease Obligations
We lease general office space, laboratory, manufacturing and warehouse facilities, and equipment under noncancelable operating leases for use in our operations. For a description of our contractual obligations related to leases at December 31, 2024, see Note 6 “Leases” to the consolidated financial statements in Part II, Item 8 of this Annual Report.
Purchase Order Commitments
We have agreements with suppliers and other parties to purchase inventory, other goods and services and long-lived assets. For a description of our contractual obligations related to purchase order commitments at December 31, 2024, see Note 13 “Commitments and Contingencies” to the consolidated financial statements in Part II, Item 8 of this Annual Report.
Acquisition-related Contingent Consideration
In connection with our acquisition of AMF Medical SA completed in January of 2023, the total consideration included cash paid at the closing of the transaction and additional contingent earnout payments (see Note 12, “Acquisitions” to the consolidated financial statements in Part II, Item 8 of this Annual Report for additional information).
Standby Letter of Credit
As of December 31, 2024, we were party to a standby letter of credit arrangement in support of certain operating lease obligations (See Note 13 “Commitments and Contingencies” to the consolidated financial statements in Part II, Item 8 of this Annual Report).

Item 7A.    Quantitative and Qualitative Disclosures about Market Risk.

Credit and Interest Rate Risks
We invest our excess cash in marketable securities consisting primarily of U.S. Treasury securities, U.S. Government-sponsored enterprise securities, commercial paper and corporate debt securities. Some of the financial instruments in which we invest subject us to market risk, in that a change in prevailing interest rates may cause the principal amount of the instrument to fluctuate. Other financial instruments in which we invest subject us to credit risk, in that the value of the instrument may fluctuate based on the issuer’s ability to pay. Credit rating agencies have, from time to time, issued downgrades or revised outlooks to negative for certain issuers of the debt securities held in our short-term investment portfolio. We review our portfolio of available-for-sale debt securities quarterly to determine if any investment is impaired due to changes in credit risk or other potential valuation concerns. Unrealized losses on available-for-sale debt securities at December 31, 2024 were primarily due to an increase in market interest rates after certain debt securities were purchased. Based on the credit quality of the available-for-sale debt securities in an unrealized loss position, and our current estimates of future cash flows to be collected from those securities, we believe the unrealized losses were not credit losses (see Note 3, “Short-Term Investments”).
The primary objectives of our investment activities are to maintain liquidity and preserve principal while maximizing the income we receive from our financial instruments without significantly increasing risk. We have established guidelines regarding approved investments and maturities of investments, which are primarily designed to maintain liquidity and preserve principal.
Because of the short-term maturities of our financial instruments, we do not believe that an increase or decrease in market interest rates would have a significant impact on the realized value of our investment portfolio. A hypothetical 100 basis-point (one percentage point) increase or decrease in interest rates compared to actual rates at December 31, 2024, would have affected the estimated fair value of our investments portfolio by approximately $3.4 million.
In March 2024, we issued $316.3 million principal amount of Convertible Senior Notes, due in 2029, which bear interest at a fixed rate of 1.50% per year. In May 2020, we issued $287.5 million principal amount of Convertible Senior Notes, which bear interest at a fixed rate of 1.50% per year, of which $40.8 million principal amount remained outstanding as of December 31, 2024. Accordingly, we are not subject to interest rate risk related to the Convertible Senior Notes (see Note 7, “Debt”).

Foreign Currency Exchange Rate Risk
Our operations are primarily located in the United States. In addition, we have a sales and marketing office in Canada, a distribution center in the Netherlands and, beginning in 2023, a research and development facility in Switzerland associated with the acquisition of AMF Medical. Our sales to customers in the United States are made in U.S. dollars. Sales from our distribution center in the Netherlands are made to independent distributors under agreements denominated in Euros, and our sales in Canada are denominated in Canadian dollars. Approximately 28% of our revenue was denominated in foreign currencies for the year ended December 31, 2024. In addition, we purchase certain inventory from a third-party contract manufacturer located in Mexico. We believe our exposure to foreign currency rate fluctuations is primarily related to our operations in Europe and Canada, and acquisition related contingent earnout payments (see Note 12, “Acquisitions”), where fluctuations in the rate of exchange between the U.S. dollar and the local currency could adversely affect our financial results, including income and losses as well as assets and liabilities.
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

Item 8.    Consolidated Financial Statements and Supplementary Data.
Our consolidated financial statements as of December 31, 2024 and 2023 and for each of the three years in the period ended December 31, 2024, and the Report of the Independent Registered Public Accounting Firm are included in this report as listed in the index.

Report of Independent Registered Public Accounting Firm
To the Stockholders and the Board of Directors of Tandem Diabetes Care, Inc.
Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Tandem Diabetes Care, Inc. (the Company) as of December 31, 2024 and 2023, the related consolidated statements of operations and comprehensive loss, stockholders’ equity and cash flows for each of the three years in the period ended December 31, 2024, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2024 and 2023, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2024, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of December 31, 2024, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework), and our report dated February 26, 2025 expressed an unqualified opinion thereon.

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
As discussed in Note 2 to the consolidated financial statements, the Company has a warranty reserve of $51.4 million. The Company accrues for costs related to the warranty reserve liability at the time of shipment. Warranty costs are estimated primarily based on the expected replacement rates utilizing historical experience.

Auditing management’s expected replacement rates on pumps was complex as it required a significant level of effort due to the amount of data utilized in determining the expected replacement rates. Management’s estimate considers historical claims experience and the assumption of historical data predictive of future activity and events. It is possible that the future replacement rates may not be reflective of historical product replacement rates and changes in this assumption could have a material impact on the Company’s estimated reserve.

How We Addressed the Matter in Our Audit	We obtained an understanding, evaluated the design and tested the operating effectiveness of the Company’s controls over the warranty reserve process. Specifically, we tested controls over management's review and calculation of the expected replacement rates, including controls over the accuracy and completeness of data used.

To test the Company’s expected replacement rates, we performed audit procedures that included, among others, testing the completeness and accuracy of the underlying data used in the calculation. We involved our data science professionals to evaluate the methodologies and assumptions and test the calculations used by the Company. We recalculated the warranty expected replacement rates using historical data. We performed sensitivity analyses of the expected replacement rates assumption to evaluate the impact of changes in the warranty reserve.

/s/ Ernst & Young LLP
We have served as the Company's auditor since 2009.

San Diego, California
February 26, 2025

TANDEM DIABETES CARE, INC.
CONSOLIDATED BALANCE SHEETS
(In thousands, except par value)

	December 31,	December 31,
	2024	2023
Assets
Current assets:
Cash and cash equivalents	$69,234	$58,868
Short-term investments	369,095	409,044
Accounts receivable, net	114,585	105,555
Inventories	149,612	157,937
Prepaid and other current assets	21,965	16,585
Total current assets	724,491	747,989
Property and equipment, net	78,150	76,542
Operating lease right-of-use assets	85,306	87,791
Equity method investments	74,545	—
Other long-term assets	5,166	40,336
Total assets	$967,658	$952,658
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$44,730	$49,586
Accrued expenses	18,170	12,726
Employee-related liabilities	64,128	43,430
Current portion of convertible senior notes, net	40,670	—
Operating lease liabilities	18,208	17,060
Deferred revenue	11,831	43,994
Other current liabilities	49,312	28,462
Total current liabilities	247,049	195,258
Convertible senior notes, net - long-term	308,266	285,035
Operating lease liabilities - long-term	106,421	113,572
Deferred revenue - long-term	10,455	13,331
Other long-term liabilities	32,369	31,830
Total liabilities	704,560	639,026
Commitments and contingencies (Note 13)	—	—
Stockholders’ equity:
Common stock, $0.001 par value; 200,000 shares authorized, 66,264 and 65,552 shares issued and outstanding at December 31, 2024 and December 31, 2023, respectively.	66	66
Additional paid-in capital	1,312,804	1,263,997
Accumulated other comprehensive income (loss)	(1,947)	1,369
Accumulated deficit	(1,047,825)	(951,800)
Total stockholders’ equity	263,098	313,632
Total liabilities and stockholders’ equity	$967,658	$952,658
The accompanying notes are an integral part of the consolidated financial statements.

TANDEM DIABETES CARE, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
(In thousands, except per share data)

	Year Ended December 31,
	2024	2023	2022
Sales	$940,203	$747,718	$801,217
Cost of sales	450,629	380,028	388,231
Gross profit	489,574	367,690	412,986
Operating expenses:
Selling, general and administrative	389,824	352,503	335,681
Research and development	198,877	169,667	139,114
Acquired in-process research and development expenses	—	78,750	31,039
Total operating expenses	588,701	600,920	505,834
Operating loss	(99,127)	(233,230)	(92,848)
Other income (expense), net:
Interest income and other, net	17,993	22,858	6,057
Interest expense	(7,415)	(9,882)	(6,208)
Loss from equity method investments	(2,053)	—	—
Loss on extinguishment of debt	(1,268)	—	—
Change in fair value of common stock warrants	—	—	147
Total other income (expense), net	7,257	12,976	(4)
Loss before income taxes	(91,870)	(220,254)	(92,852)
Income tax expense	4,155	2,357	1,742
Net loss	$(96,025)	$(222,611)	$(94,594)
Other comprehensive income (loss):
Unrealized gain (loss) on short-term investments	$(311)	$3,606	$(2,233)
Foreign currency translation gains (losses)	(3,005)	(420)	1,032
Comprehensive loss	$(99,341)	$(219,425)	$(95,795)

Net loss per share - basic and diluted	$(1.47)	$(3.43)	$(1.47)
Weighted average shares used to compute basic and diluted net loss per share	65,451	64,969	64,146
The accompanying notes are an integral part of the consolidated financial statements.

TANDEM DIABETES CARE, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(In thousands)

	Common Stock
	Shares	Amount	Additional Paid-in Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Total Stockholders’ Equity
Balance at December 31, 2021	63,833	$64	$1,068,259	$(616)	$(634,595)	$433,112
Exercise of stock options	280	1	9,130	—	—	9,131
Vesting of restricted stock units, net of shares withheld for taxes	131	—	(4,374)	—	—	(4,374)
Issuance of common stock under Employee Stock Purchase Plan	263	—	12,713	—	—	12,713
Exercise of common stock warrants	6	—	83	—	—	83
Stock-based compensation expense	—	—	85,077	—	—	85,077
Unrealized loss on short-term investments	—	—	—	(2,233)	—	(2,233)
Foreign currency translation gains	—	—	—	1,032	—	1,032
Net loss	—	—	—	—	(94,594)	(94,594)
Balance at December 31, 2022	64,513	$65	$1,170,888	$(1,817)	$(729,189)	$439,947
Exercise of stock options	73	—	1,295	—	—	1,295
Vesting of restricted stock units, net of shares withheld for taxes	467	—	(7,790)	—	—	(7,790)
Issuance of common stock under Employee Stock Purchase Plan	499	1	10,678	—	—	10,679
Stock-based compensation expense	—	—	88,926	—	—	88,926
Unrealized gain on short-term investments	—	—	—	3,606	—	3,606
Foreign currency translation losses	—	—	—	(420)	—	(420)
Net loss	—	—	—	—	(222,611)	(222,611)
Balance at December 31, 2023	65,552	$66	$1,263,997	$1,369	$(951,800)	$313,632
Stock repurchases and retirement of shares	(1,107)	(1)	(29,999)	—	—	(30,000)
Exercise of stock options	112	—	2,233	—	—	2,233
Vesting of restricted stock units, net of shares withheld for taxes	937	1	(21,160)	—	—	(21,159)
Issuance of common stock under Employee Stock Purchase Plan	770	—	12,195	—	—	12,195
Stock-based compensation expense			101,167	—	—	101,167
Purchase of capped call options related to convertible notes due 2029	—	—	(15,813)	—	—	(15,813)
Unwind of capped call options related to convertible notes due 2025	—	—	184	—	—	184
Unrealized loss on short-term investments	—	—	—	(311)	—	(311)
Foreign currency translation losses	—	—	—	(3,005)	—	(3,005)
Net loss	—	—	—	—	(96,025)	(96,025)
Balance at December 31, 2024	66,264	$66	$1,312,804	$(1,947)	$(1,047,825)	$263,098
The accompanying notes are an integral part of the consolidated financial statements.

TANDEM DIABETES CARE, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Year Ended December 31,
	2024	2023	2022
Operating Activities
Net loss	$(96,025)	$(222,611)	$(94,594)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization expense	16,607	15,715	14,330
Amortization of debt issuance costs	2,089	2,204	1,896
Provision for expected credit losses	9,979	5,540	4,782
Operating lease termination and other impairment charges	2,000	14,099	7,567
Accretion (amortization) of discount or premium on short-term investments	(2,321)	3,587	4,187
Losses from equity method investee	2,053	—	—
Stock-based compensation expense	101,383	88,076	84,918
Loss on extinguishment of debt	1,268	—	—
Acquired in-process research and development expenses	—	78,750	31,039
Other	(1,027)	515	988
Changes in operating assets and liabilities:
Accounts receivable, net	(20,795)	4,277	(7,830)
Inventories	5,810	(46,053)	(42,452)
Prepaid and other current assets	(5,565)	(9,139)	(58)
Other long-term assets	893	(3,187)	(1,207)
Accounts payable and accrued expenses	(2,392)	(4,864)	24,493
Accrued expenses	5,550	2,537	(461)
Employee-related liabilities	20,859	5,167	(12,869)
Deferred revenue	(34,736)	21,525	8,358
Operating leases and other current liabilities	17,597	4,302	25,445
Other long-term liabilities	998	7,750	1,932
Net cash provided by (used in) operating activities	24,225	(31,810)	50,464
Investing Activities
Purchases of short-term investments	(264,311)	(510,859)	(467,652)
Proceeds from maturities and redemptions of short-term investments	306,464	546,218	569,492
Purchases of property and equipment	(19,231)	(26,804)	(34,097)
Acquisitions, including in-process research and development, net of cash acquired	—	(69,496)	(25,720)
Purchases of equity investments, strategic investments, and intangible assets	(46,404)	(24,799)	(8,855)
Net cash provided by (used in) investing activities	(23,482)	(85,740)	33,168
Financing Activities
Proceeds from issuance of convertible senior notes due 2029, net of $9,400 debt issuance costs	306,850	—	—
Repurchase of $246,740 principal amount of convertible senior notes due 2025	(246,123)	—	—
Payment for capped call transactions related to convertible senior notes due 2029	(15,813)	—	—
Repurchase and retirement of common stock	(30,000)	—	—
Proceeds from issuance of common stock under Company stock plans, net of cash used to settle withholding taxes on vested restricted stock	(6,730)	4,184	17,469
Other financing activities	183	(71)	(592)
Net cash provided by financing activities	8,367	4,113	16,877
Effect of foreign exchange rate changes on cash	1,256	(212)	827
Net increase (decrease) in cash and cash equivalents	10,366	(113,649)	101,336
Cash and cash equivalents at beginning of period	58,868	172,517	71,181
Cash and cash equivalents at end of period	$69,234	$58,868	$172,517
Supplemental disclosures of cash flow information
Interest paid	$3,076	$7,565	$4,313
Income taxes paid	$3,098	$1,923	$411
Supplemental schedule of non-cash investing and financing activities
Operating lease right-of-use assets obtained in exchange for operating lease obligations	$4,370	$—	$114,003
Purchases of property and equipment included in accounts payable	$511	$2,946	$4,237
The accompanying notes are an integral part of the consolidated financial statements.

TANDEM DIABETES CARE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
1. Organization and Basis of Presentation
The Company
Tandem Diabetes Care, a global insulin delivery and diabetes technology company, manufactures and sells advanced automated insulin delivery systems that reduce the burden of diabetes management, while creating new possibilities for patients, their loved ones and healthcare providers. Tandem Diabetes Care, Inc. is incorporated in the state of Delaware. Unless the context requires otherwise, the terms the “Company” or “Tandem” refer to Tandem Diabetes Care, Inc., together with its wholly-owned subsidiaries.
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

2. Summary of Significant Accounting Policies
There have been no material changes to the Company’s significant accounting policies during the year ended December 31, 2024, except for adding the accounting policy for equity method investments, which is included herein.
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
The Company reviews its available-for-sale debt securities for credit losses quarterly, considering a variety of factors, including the significance of the decline in value as compared to the amortized cost basis; underlying factors contributing to a decline in the prices of securities in a single asset class; the security’s relative performance versus its peers, sector or asset class; the market and economy in general; views of external investment managers; news or financial information that has been released specific to the investee; and the outlook for the overall industry in which the investee operates. Losses on available-for-sale debt securities as a result of credit factors are recognized by recording an impairment loss as a component of other income or expense within the consolidated statements of operations and a corresponding allowance for credit losses. The Company has not recognized any impairment losses related to its short-term investments during the years ended December 31, 2024, 2023 and 2022.
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
The following table summarizes the percentages of total sales and accounts receivable, net for customers who accounted for 10% or more of the respective amounts for the periods presented:

	Total Sales			Accounts Receivable, net
	Year Ended December 31,			December 31,
	2024	2023	2022	2024	2023
Distributor A	11.2%	12.2%	11.6%	11.1%	10.0%
Distributor B	*	*	*	*	10.5%
Distributor C	*	*	*	11.8%	10.6%
Distributor D	11.5%	10.8%	14.4%	11.2%	11.5%
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
Impairment of Long-Lived Assets
Long-lived assets, such as property and equipment, right-of-use lease assets, and acquired intangible assets subject to amortization, are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. If circumstances require a long-lived asset or asset group be tested for possible impairment, the Company first compares undiscounted cash flows expected to be generated by that asset or asset group to its carrying amount. If the carrying amount of the long-lived asset or asset group is not recoverable on an undiscounted cash flow basis, an impairment is recognized to the extent that the carrying amount exceeds its fair value. Fair value is determined using unobservable (Level 3) inputs, including discounted cash flow models, future estimated sublease income, and third-party independent appraisals, as considered necessary. There is uncertainty in the projected undiscounted future cash flows used in the Company’s impairment review analysis, which requires the use of estimates and assumptions. If actual performance does not achieve the projections, or if the assumptions used change in the future, the Company may be required to recognize additional impairment charges in future periods. Other than the impairment of operating lease right-of-use assets and related leasehold improvements and furniture and fixtures recognized in 2023 and 2022 (see Note 6, “Leases”), there were no impairments of long-lived assets, including acquired intangible assets, during the years ended December 31, 2024, 2023 and 2022.

Strategic Investments
The Company measures strategic investments at cost minus impairment, if any, adjusted for changes in observable prices. Strategic investments are reviewed, on an individual basis, for impairment whenever significant events or changes in circumstances indicate that the carrying amount of the investment might not be recoverable.
The Company held strategic equity investments totaling zero and $10.1 million in private investee companies at December 31, 2024 and December 31, 2023, respectively. In November 2024, the Company invested an additional $46.4 million cash in one of its private company investees, resulting in a change to equity method accounting, described below. During the year ended December 31, 2024, the Company also recorded an impairment charge of $2.0 million related to one of its strategic investments in a private investee company. The Company did not record any impairment charges related to its strategic investments during the years ended December 31, 2023 and 2022. The strategic investments were included as a component of other long-term assets on the consolidated balance sheet.
From November 2023 to June 2024, the company held a strategic investment balance of $22.2 million in the form of subordinated convertible notes of one private investee company. The subordinated notes were converted into equity of the private investee company at final maturity, which occurred in June 2024.
Equity Method Investments
The Company held equity method investments of $74.5 million at December 31, 2024. We use the equity method to account for investments in companies if our investment provides us with the ability to exercise significant influence but not control over the operating and financial policies of the investee. The Company assesses significant influence by considering various factors, including the nature and magnitude of the investment, voting rights held and participation in the governance of the investee, if any. The Company may also consider additional relevant factors, such as the presence of other business relationships.
In November 2024, the Company invested an additional $46.4 million cash in one of its private investee companies that was previously accounted for as a strategic investment at cost. As a result of the additional investment, the Company owned more than 20% of the private investee company’s outstanding equity and held significant influence but not control over the private investee company’s activities. As a result, the investment was accounted for using the equity method following the November 2024 transaction date.
Our consolidated net loss included our Company’s proportionate share of the net loss of our equity method investee, which was a loss of $2.1 for the year ended December 31, 2024. For the years ended December 31, 2023 and 2022, the Company did not hold any equity method investments and therefore did not recognize a share of net income or loss from any equity method investments.
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
Revenue Recognition for Tandem Choice Program
In September 2022, the Company launched a technology access program referred to as Tandem Choice, that provided eligible, in-warranty t:slim X2 customers in the United States with the flexibility to obtain the newest hardware platform, Tandem Mobi, once commercially available. Participating customers had the right to purchase the alternative Tandem pump for a fee, referred to as a choice right. The Company determined that the program created a material right for which a portion of each t:slim X2 pump sales transaction price was allocated and deferred.
The Company determined that the ability for a customer to upgrade to a new technology represents a material right because the pricing inherent in such option provided the customer with a discount that is incremental to the range of discounts that would otherwise be granted for the related goods and services to comparable customers. The standalone selling price for the choice right was estimated based on the adjusted market assessment approach and contemplated the likelihood that the respective option will be exercised.
The Company began selling Tandem Mobi insulin pumps in the first quarter of 2024 and eligibility for the Tandem Choice program ended in February 2024. Consequently, the Company ceased allocating and deferring a portion of the transaction price for the material right for pumps sold after that date. Eligible customers who purchased a t:slim X2 insulin pump during the program period had until December 31, 2024 to exercise the option to switch to the Tandem Mobi for a stated fee.
The Company recognized the deferred sales when the obligations under the Tandem Choice program were satisfied. If a customer elected to participate in the program, the Company recognized upgrade fees received, and the associated cost of goods sold at the time of fulfillment. Substantially all of the remaining deferrals were recognized at program expiration on December 31, 2024. For the year ended December 31, 2024, the Company recognized net revenue of $30.2 million as a result of the Tandem Choice program.
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
As of December 31, 2024 and December 31, 2023, total estimated sales rebates were included in the following consolidated balance sheet accounts (in thousands):

	December 31, 2024	December 31, 2023
Other current liabilities	$2,229	$505
Other long-term liabilities	7,167	8,042
Total sales rebate	$9,396	$8,547

Sales Returns
The Company offers a 90-day right of return to customers in the United States and Canada from the date of shipment of its insulin pumps, provided a physician’s confirmation of the medical reason for the return is received. Estimated allowances for sales returns are based on historical returned quantities as compared to pump shipments in those same periods of return, adjusted for known or expected changes in the marketplace when appropriate. The amounts recorded in deferred revenue on the Company’s consolidated balance sheets for allowances for sales returns were not material for the periods presented. Actual product returns have not differed materially from estimated amounts recorded in the accompanying consolidated financial statements.
Warranty Reserve
The Company generally provides a four-year warranty on its insulin pumps to end-user customers and may replace any pumps that do not function as intended in accordance with the product specifications within the warranty period. In addition, the Company offers a six-month warranty on single-use insulin cartridges and infusion sets. Estimated warranty costs are recorded at the time of shipment, and the Company reevaluates the estimate of the warranty reserve obligation at each reporting period. Warranty costs are primarily estimated based on the current expected product replacement cost and expected replacement rates using historical experience. Returned insulin pumps may be refurbished and redeployed.
Experience has shown that initial data for any new pump version or pump platform may be insufficient. Therefore, the Company relies on long-term historical replacement data from existing platforms until sufficient data is available. As actual experience accumulates, the Company adjusts its warranty reserve estimate accordingly. In addition, the availability of replacement data may differ by country due to local compliance and privacy regulations, which may require the Company to estimate its warranty liability using available information or data from similar markets. The Company may make further adjustments to the warranty reserve when appropriate, considering revised expectations of product performance based on enhanced hardware, or new features and capabilities that may become available through Tandem Device Updater. Warranty expense is recorded as a component of cost of sales in the consolidated statements of operations.
The following table provides a reconciliation of the changes in product warranty liabilities for the years ended December 31, 2024, 2023 and 2022 (in thousands):

	Year Ended December 31,
	2024	2023	2022
Balance at beginning of the period	$37,173	$36,537	$30,401
Provision for warranties issued during the period	48,938	35,690	32,699
Settlements made during the period	(36,632)	(32,617)	(25,447)
Increases (decreases) in warranty estimates	1,929	(2,437)	(1,116)
Balance at end of the period	$51,408	$37,173	$36,537
As of December 31, 2024 and December 31, 2023, total product warranty reserves were included in the following consolidated balance sheet accounts (in thousands):

	December 31, 2024	December 31, 2023
Other current liabilities	$31,048	$18,135
Other long-term liabilities	20,360	19,038
Total warranty reserve	$51,408	$37,173

Stock-Based Compensation
Stock-based compensation cost is measured at the grant date based on the estimated fair value of the award, and the portion that is ultimately expected to vest is recognized as compensation expense over the requisite service period on a straight-line basis. The Company estimates the fair value of stock options issued under the Company’s stock incentive plans, and the fair value of employee purchase rights under the Company’s Employee Stock Purchase Plan (ESPP) using the Black-Scholes option pricing model on the date of grant. The Black-Scholes option pricing model requires the use of assumptions about a number of variables, including stock price volatility, expected term, dividend yield and risk-free interest rate (see Note 8, “Stockholders’ Equity”). The fair value of restricted stock unit (RSU) awards issued under the Company’s stock incentive plans that vest solely based on service, is estimated based on the fair market value of the underlying stock on the date of grant. The fair value of RSU awards that vest based upon the Company’s actual performance relative to predefined performance metrics and the awardee’s continuing service through the measurement date is generally estimated based on the fair market value of the underlying stock on the date of grant and the probability that the specified performance criteria will be met. At each reporting period, the Company reassesses the probability of the achievement of such performance metrics. Any expense change resulting from an adjustment in the estimated shares to be released is recorded in the period of adjustment.
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
Income Taxes
The Company uses the asset and liability method of accounting for income taxes. Deferred tax assets or liabilities are recognized based on the temporary differences between financial statement and income tax bases of assets and liabilities using enacted tax rates in effect for the years in which the differences are expected to reverse. Tax law and rate changes are reflected in income in the period such changes are enacted. A valuation allowance is recorded when it is more likely than not that some of the deferred tax assets will not be realized. The evaluation of the need for a valuation allowance is performed on a jurisdiction-by-jurisdiction basis, and includes a review of all available positive and negative evidence. Factors reviewed include projections of pre-tax book income for the foreseeable future, determination of cumulative pre-tax book income after permanent differences, earnings history, and reliability of forecasting. The Company will continue to assess the need for a valuation allowance on its deferred tax assets by evaluating both positive and negative evidence that may exist. Any adjustment to the net deferred tax asset valuation allowance would be recorded in the consolidated statement of operations for the period that the adjustment is determined to be required.

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
For the years ended December 31, 2024, 2023, and 2022, there was no difference in the weighted average number of shares used to calculate basic and diluted net loss per share due to the Company’s net loss position in each period.
Potentially dilutive securities outstanding and not included in the calculation of diluted net loss per share (because inclusion would be anti-dilutive) are as follows (in thousands, in common stock equivalent shares):

	Year Ended December 31,
	2024	2023	2022
Options to purchase common stock	124	135	1,138
Unvested restricted stock units	2,858	2,089	1,118
Warrants to purchase common stock	194	194	194
Awards granted under the ESPP	58	14	8
Convertible senior notes (if-converted)	8,202	2,554	2,554
	11,436	4,986	5,012

Recently Issued Accounting Pronouncements
In November 2023, the FASB issued ASU 2023-07 to improve the information that a public entity discloses about reportable segments and to address investor requests for more information about reportable segment expenses. The pronouncement requires a public entity to report a measure of segment profit or loss that the chief operating decision maker (CODM) uses to assess segment performance and make decisions about allocating resources. ASU 2023-07 also requires other specified segment items and amounts, such as depreciation, amortization, and depletion expense, to be disclosed under certain circumstances. The amendments in ASU 2023-07 are effective for fiscal years beginning after December 15, 2023 and interim periods within fiscal years beginning after December 15, 2024, adopted retrospectively. The Company’s adoption of ASU 2023-07 did not have a material impact on the Company’s consolidated financial statements or disclosures.
Accounting Pronouncements Issued and Not Yet Adopted
In November 2024, the FASB issued ASU 2024-03 Income Statement–Reporting Comprehensive Income–Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses (ASU 2024-03), which requires entities to disclose information about purchases of inventory, employee compensation, and intangible asset amortization in each income statement line item that contains those expenses. ASU 2024-03 is effective for annual reporting periods beginning after December 15, 2026 and interim reporting periods beginning after December 15, 2027. Early adoption is permitted. The Company is currently evaluating ASU 2024-03 to determine the impact it may have on its consolidated financial statements.
In December 2023, the FASB issued ASU 2023-09 Income Taxes (Topic 740): Improvements to Income Tax Disclosures, which requires the Company to disclose disaggregated jurisdictional and categorical information for the tax rate reconciliation, income taxes paid and other income tax related amounts. The guidance is effective for annual periods beginning after December 15, 2024, with early adoption permitted. The Company is currently evaluating ASU 2023-09 to determine the impact it may have on its consolidated financial statements.
3. Short-Term Investments
The Company invests in marketable securities primarily consisting of debt instruments of the United States Government, United States Government-sponsored enterprises, and financial institutions and corporations with strong credit ratings. The following represents a summary of the estimated fair value of short-term investments at December 31, 2024 and December 31, 2023 (in thousands):

At December 31, 2024	Amortized Cost	Gross Unrealized Gain	Gross Unrealized Loss	Estimated Fair Value
Available-for-sale securities:
United States Government-sponsored enterprises	$133,139	$275	$(134)	$133,280
United States Treasury securities	103,645	197	(140)	103,702
Commercial paper	23,225	39	—	23,264
Corporate debt securities	105,635	248	(47)	105,836
Foreign government bonds	3,013	—	—	3,013
Total	$368,657	$759	$(321)	$369,095

At December 31, 2023	Amortized Cost	Gross Unrealized Gain	Gross Unrealized Loss	Estimated Fair Value
Available-for-sale securities:
United States Government-sponsored enterprises	$181,851	$518	$(215)	$182,154
United States Treasury securities	114,714	318	(28)	115,004
Commercial paper	72,505	33	(27)	72,511
Corporate debt securities	39,225	156	(6)	39,375
Total	$408,295	$1,025	$(276)	$409,044

The contractual maturities of available-for-sale debt securities as of December 31, 2024, were as follows (in thousands):

	Years to Maturity
At December 31, 2024	Within One Year	One to Two Years	Two to Three Years	Estimated Fair Value
United States Government-sponsored enterprises	$44,717	$39,193	$49,370	$133,280
United States Treasury securities	85,400	17,307	995	103,702
Commercial paper	23,264	—	—	23,264
Corporate debt securities	60,514	45,322	—	105,836
Foreign government bonds	—	—	3,013	3,013
Total	$213,895	$101,822	$53,378	$369,095

The Company has classified all marketable securities, regardless of maturity, as short-term investments based upon the Company’s ability and intent to use any of those marketable securities to satisfy the Company’s liquidity requirements.
The Company reviews the portfolio of available-for-sale debt securities quarterly to determine if any investment is impaired due to changes in credit risk or other potential valuation concerns. Unrealized losses on available-for-sale debt securities at December 31, 2024 were primarily due to an increase in market interest rates after certain debt securities were purchased, and the balance was not material to the Company’s quarterly results.
4. Composition of Certain Financial Statement Items
Accounts Receivable
Accounts receivable, net consisted of the following at December 31, 2024 and December 31, 2023 (in thousands):

	December 31,	December 31,
	2024	2023
Accounts receivable	$121,836	$110,453
Less: allowance for credit losses	(7,251)	(4,898)
Accounts receivable, net	$114,585	$105,555
Allowance for Credit Losses
The following table provides a reconciliation of the changes in the allowance for estimated accounts receivable credit losses for the years ended December 31, 2024 and 2023 (in thousands):

	Year Ended December 31,
	2024	2023	2022
Balance at beginning of the period	$4,898	$4,327	$4,249
Provision for expected credit losses	9,979	5,540	4,782
Write-offs and adjustments, net of recoveries	(7,626)	(4,969)	(4,704)
Balance at end of the period	$7,251	$4,898	$4,327

Inventories
Inventories consisted of the following at December 31, 2024 and December 31, 2023 (in thousands):

	December 31,	December 31,
	2024	2023
Raw materials	$32,602	$42,783
Work-in-process	33,517	44,026
Finished goods	83,493	71,128
Total inventories	$149,612	$157,937

Property and Equipment
Property and equipment, net consisted of the following at December 31, 2024 and 2023 (in thousands):

	December 31,
	2024	2023
Leasehold improvements	$37,106	$37,565
Office furniture and equipment	11,813	11,842
Computer equipment and software	9,811	10,340
Manufacturing and scientific equipment	82,248	69,589
Total cost	140,978	129,336
Less: accumulated depreciation and amortization	(62,828)	(52,794)
Total property and equipment, net	$78,150	$76,542
Depreciation and amortization expense related to property and equipment was $14.7 million, $13.8 million, and $12.3 million for the years ended December 31, 2024, 2023 and 2022, respectively.
Intangible Assets Subject to Amortization
Intangible assets subject to amortization consist of technology-based intangibles related to the Company’s acquisition of Sugarmate, as well as patents purchased or licensed that are related to the Company’s commercialized products. Intangible assets at December 31, 2024 and 2023, which were included in other long-term assets on the consolidated balance sheets, were as follows (in thousands):

	December 31,
	2024	2023
Intangible assets, gross amount	$12,502	$12,502
Accumulated amortization	(11,577)	(9,726)
Intangible assets, net	$925	$2,776
Weighted average remaining amortization period (in months)	6	18
Amortization expense related to intangible assets subject to amortization amounted to $1.9 million, $1.9 million and $2.0 million for the years ended December 31, 2024, 2023 and 2022, respectively. The amortization expense is recorded in selling, general and administrative expense in the consolidated statement of operations. The estimated aggregate future amortization expense is $0.9 million in 2025, all of which will be recorded in selling, general and administrative expense in the consolidated statement of operations.
5. Fair Value Measurements
The following table presents information about the Company’s financial assets and liabilities measured at fair value on a recurring basis as of December 31, 2024 and December 31, 2023, and indicates the fair value hierarchy of the valuation techniques used by the Company to determine such fair value (in thousands):

	Fair Value Measurements at December 31, 2024
	Total	Level 1	Level 2	Level 3
Assets
Cash equivalents(1)	$56,234	$56,234	$—	$—
United States Government-sponsored enterprises	133,280	—	133,280	—
United States Treasury securities	103,702	103,702	—	—
Commercial paper	23,264	—	23,264	—
Corporate debt securities	105,836	—	105,836	—
Foreign government bonds	3,013	—	3,013	—
Total assets	$425,329	$159,936	$265,393	$—

	Fair Value Measurements at December 31, 2023
	Total	Level 1	Level 2	Level 3
Assets
Cash equivalents(1)	$48,033	$48,033	$—	$—
United States Government-sponsored enterprises	182,154	—	182,154	—
United States Treasury securities	115,004	115,004	—	—
Commercial paper	72,511	—	72,511	—
Corporate debt securities	39,375	—	39,375	—
Total assets	$457,077	$163,037	$294,040	$—
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
There were no transfers into or out of Level 3 assets during the three months ended December 31, 2024 and 2023, respectively.

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
The Company’s Convertible Senior Notes are carried at amortized cost on the consolidated balance sheets (see Note 7, “Debt”). The Company estimated the fair value of its convertible senior notes based on Level 2 quoted market prices as follows (in thousands):

	Fair Value Measurements at
	December 31, 2024	December 31, 2023
Convertible Senior Notes due 2025	$39,130	$271,688
Convertible Senior Notes due 2029	407,752	*
Total fair value of outstanding convertible senior notes	$446,882	$271,688
* Not applicable as no notes were outstanding at this date.
6. Leases
The Company’s leases consist of operating leases for general office space, research and development, manufacturing and warehouse facilities, and equipment. These noncancellable operating leases have initial lease terms from two years to thirteen years. Certain leases include an option to renew, with renewal terms that can extend the lease term for additional periods at the Company’s sole discretion. The Company includes the renewal option period in the lease term for those leases reasonably expected to be extended at the time of lease commencement.
Headquarters Lease
In September 2021, the Company entered into a lease agreement for 181,949 square feet of general administrative, laboratory, and research and development office space (the Premises) located on High Bluff Drive in San Diego, California (Headquarters Lease). Possession of the Premises was to be tendered to the Company in two phases, with Phase I consisting of 143,850 rentable square feet, and Phase II consisting of 38,099 rentable square feet. The Headquarters Lease term expires in April 2035. The Company has two options to extend the term of the lease, with each option providing for an additional period of five years. The Headquarters Lease term was determined assuming the renewal options would not be exercised.
In December 2023, the Company entered into an agreement to sublease the Phase II portion of the leased premises under the Headquarters Lease, from January 2025 through March 2029. Future minimum payments for base rent due under Phase II of the Headquarters Lease, net of sublease rent, are estimated to be $2.2 million in total for 2025 through 2028, and $23.2 million in total for 2029 through 2035.
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
Supplemental Lease Disclosure Information
The Company’s lease costs recorded in the consolidated statements of operations were as follows (in thousands):

	Year Ended December 31,
	2024	2023	2022
Operating lease cost	$14,276	$15,971	$18,432
Short-term lease cost	87	108	142
Loss on lease termination and right-of-use asset impairment charges	—	11,224	5,699
Total lease cost	$14,363	$27,303	$24,273

Maturities of operating lease liabilities at December 31, 2024 were as follows (in thousands):

Years Ending December 31,
2025	$18,208
2026	18,102
2027	18,406
2028	14,890
2029	13,413
Thereafter	76,891
Total undiscounted lease payments	159,910
Less: amount representing interest	(35,281)
Present value of operating lease liabilities	124,629
Less: current portion of operating lease liabilities	(18,208)
Operating lease liabilities - long-term	$106,421
The weighted-average remaining lease term and weighted-average discount rate for operating leases were as follows:

	December 31, 2024	December 31, 2023
Weighted-average remaining lease term (in years)	9.2	10.2
Weighted-average discount rate used to determine operating lease liabilities	5.3%	5.4%
Cash amounts paid included in the measurement of lease liabilities, representing operating cash flows, were as follows:

	Year Ended December 31,
	2024	2023	2022
Operating lease payments	17,941	13,864	11,960
Operating lease termination payments	—	—	4,769
Total cash payments	$17,941	$13,864	$16,729
Leases For Which Accounting Has Not Yet Commenced
As of December 31, 2024, the Phase II commencement date for the Headquarters Lease had not yet occurred. Accordingly, the consolidated balance sheets at December 31, 2024 and December 31, 2023 did not include operating lease right-of-use assets and operating lease liabilities, and the consolidated statements of operations for the twelve months ended December 31, 2024, and 2023 did not include any lease costs related to Phase II of the Headquarters Lease. In addition, the above disclosures of the Company’s lease costs, maturities of operating lease liabilities, weighted-average remaining lease term, and weighted-average discount rate do not include any amounts related to Phase II of the Headquarters Lease.

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
The Company also paid $1.3 million of accrued interest due at time of the note repurchase. As a result of the repurchase, the Company recognized a $1.3 million loss on extinguishment of debt in the consolidated statement of operations for the year ended December 31, 2024. The loss on extinguishment of debt included the unamortized debt issuance costs related to the portion of the 2025 Notes repurchased.

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
In March 2024, the Company repurchased for cash $246.7 million aggregate principal amount of the 2025 Notes, concurrently with the pricing of the 2029 Notes in privately negotiated transactions.
The 2025 Notes are the Company’s senior unsecured obligations. Interest is payable in cash semi-annually in arrears beginning on November 1, 2020 at a rate of 1.50% per year. The 2025 Notes mature on May 1, 2025 unless repurchased, redeemed, or converted in accordance with their terms before the maturity date. As of December 31, 2024 the outstanding balance of the 2025 Notes was classified in current liabilities on the Company’s consolidated balance sheet.

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
From November 1, 2024, until the close of business on the second scheduled trading day immediately preceding the maturity date, holders may convert their Notes at any time, regardless of the foregoing circumstances. Upon conversion, the Company will pay or deliver, as the case may be, cash, shares of common stock or a combination of cash and shares of common stock, at the Company’s election, in the manner and subject to the terms and conditions provided in the indenture governing the 2025 Notes.
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
The net carrying amount of the Company’s convertible senior notes on the consolidated balance sheets consisted of the following (in thousands):

	December 31, 2024	December 31, 2023
Principal amount:
Convertible Senior Notes Due 2025	$40,760	$287,500
Convertible Senior Notes Due 2029	316,250	*
Total principal amount	357,010	287,500
Unamortized debt issuance costs	(8,074)	(2,465)
Total debt, net	$348,936	$285,035
Less: current portion	(40,670)	—
Long-term senior convertible notes	$308,266	$285,035
* Not applicable as no notes were outstanding at this date.
As of December 31, 2024 and December 31, 2023, the if-converted value of the 2025 Notes did not exceed the principal amount. As of December 31, 2024, the if-converted value of the 2029 Notes exceeded the principal amount by $13.4 million.
In October 2023, the Company was notified that additional interest beyond the 1.50% per annum had been accruing on the 2025 Notes since May 2021, under the terms of the indenture. This additional interest accrued at a rate of 0.50% per annum on the outstanding principal amount of the Notes to approximately $3.3 million. The additional accrued interest was fully paid during the fourth quarter of 2023.
The following table summarizes the effective interest rates for each of our convertible senior notes for the periods shown:

	Year Ended December 31,
	2024	2023	2022
Effective interest rate:
Convertible Senior Notes Due 2025	2.1%	2.2%	2.2%
Convertible Senior Notes Due 2029	2.1%	*	*
* Not applicable as no notes were outstanding at this date.

The following table details interest expense related to the Notes recognized for the years ended December 31, 2024, and 2023 (in thousands):

	Year Ended December 31,
	2024	2023	2022
Contractual interest expense(1)	$5,161	$7,565	$4,313
Amortization of debt issuance costs	1,906	1,803	1,896
Total interest expense	$7,067	$9,368	$6,209
(1) Contractual interest expense for the year ended December 31, 2023 included $3.3 million of additional interest as discussed above.

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

For accounting purposes, each of the capped call transactions described above are separate transactions, and not part of the terms of the 2029 Notes or the 2025 Notes. As these transactions met certain criteria under the applicable accounting guidance, each of the capped call transactions were recorded in stockholders’ equity and were not accounted for as derivatives. The cost of the transactions was recorded as a reduction of the Company’s additional paid-in capital in the Company’s consolidated balance sheet and will not be remeasured.

Promissory Note Payable

In connection with the acquisition of Capillary Biomedical, Inc. (see Note 12, “Acquisitions”), the Company assumed a $4.7 million promissory note payable. The promissory note accrues interest at the rate of 5.0% per year, and becomes due and payable upon the first sale or license of the commercialized product. At December 31, 2024 and 2023, the loan balance of $4.8 million and $4.7 million, respectively, was included as a component of other long-term liabilities on the consolidated balance sheets.
8. Stockholders’ Equity
Shares Reserved for Future Issuance
The following shares of the Company's common stock were reserved for future issuance at December 31, 2024 (in thousands):

Shares reserved for issuance upon conversion of Convertible Senior Notes	8,202
Shares underlying outstanding warrants	194
Shares underlying outstanding stock options	3,527
Shares underlying unvested restricted stock units	3,739
Shares authorized for issuance pursuant to awards granted under the ESPP	2,684
Shares authorized for future equity award grants	1,862
Total	20,208
Common Stock Warrants

Warrants outstanding to purchase shares of the Company's common stock as of December 31, 2024 were as follows:

Issue Date	Exercise Price Per Share	Warrants Outstanding	Expiration Date of Warrants Outstanding
March 2017	$23.50	193,788	March 2027
Each warrant allows the holder to purchase one share of common stock at the per share exercise price of the warrant.
Stock Incentive Plans
In May 2023, the Company’s stockholders approved the 2023 Long-Term Incentive Plan (2023 Plan), under which 2,602,184 shares of common stock were initially reserved for issuance. Under the 2023 Plan, the Company may grant stock options, stock appreciation rights, restricted stock and restricted stock units to individuals who are employees, officers, directors or consultants of the Company at the time of grant. The 2023 Plan replaced the Company’s Amended and Restated 2013 Stock Incentive Plan (2013 Plan), and no further equity awards will be granted under the 2013 Plan. In May 2024, the Company’s stockholders approved the 2023 Long-Term Incentive Plan, as amended, to increase the number of shares authorized for issuance under the plan by 3,000,000 shares.
Stock Options
The maximum term of stock options granted under the Company’s active plans is ten years. Stock options have an exercise price equal to the closing price of the Company's common stock on the applicable award date. Stock options granted before 2022 generally vested over a four-year period as to 25% of the underlying shares on the first anniversary of the grant date, with the balance of the options vesting monthly over the following three years. Stock options granted in 2022 and thereafter vest over a three-year period as to 33% of the underlying shares on the first anniversary of the grant date, with the balance of the options vesting monthly over the following two years.

The following table summarizes stock option activities under the Company’s stock incentive plans:

	Total Stock Options	Weighted- Average Exercise Price Per Share	Weighted- Average Remaining Contractual Life (in years)	Aggregate Intrinsic Value (in thousands)
Outstanding at December 31, 2021	4,814,846	$57.08	7.07	$452,081
Granted	83,008	$65.28
Exercised	(280,275)	$32.58		$13,473
Canceled/forfeited/expired	(175,266)	$77.93		$2,143
Outstanding at December 31, 2022	4,442,313	$57.95	6.12	$30,236
Granted	—	$—
Exercised	(72,536)	$17.86		$1,400
Canceled/forfeited/expired	(473,773)	$90.14		$95
Outstanding at December 31, 2023	3,896,004	$54.79	5.30	$11,703
Granted	—	$—
Exercised	(112,171)	$19.90		$2,483
Canceled/forfeited/expired	(257,277)	$85.51		$—
Outstanding at December 31, 2024	3,526,556	$53.65	4.32	$16,147
Vested and expected to vest at December 31, 2024	3,525,815	$53.65	4.32	$16,147
Exercisable at December 31, 2024	3,496,909	$53.44	4.30	$16,147
Restricted Stock Units
Restricted stock units (RSUs) have a grant value equal to the closing price of the Company’s common stock on the award date. RSUs granted before March 2022 generally vest over a four-year period based on continuous service as to 25% of the underlying shares on the first anniversary of the award, with the balance of the RSUs vesting quarterly over the following three years. RSUs granted in March 2022 and thereafter generally vest over a three-year period based on continuous service to the Company as to 33% of the underlying shares on the first anniversary of the award, with the balance of the RSUs vesting quarterly over the following two years. In addition, the Company granted 151,660, 110,074 and 53,662 performance-based RSUs during the years ended December 31, 2024, 2023 and 2022, respectively, of which 151,660, 92,308 and 48,139 units remained outstanding at December 31, 2024. The Company estimated the fair value of performance-based RSUs at the date of grant using the closing price of the Company’s common stock on the date of grant, and the probability that the specified performance metrics of the performance-based RSU would be met. These awards vest upon the Company’s actual performance relative to predefined performance metrics and subject to the awardee’s continuous service through the respective measurement dates as defined in the award agreements. For certain performance-based RSUs with market-based criteria, the Company used a Monte Carlo methodology to estimate the fair value at the date of grant.
The following table summarizes RSU activities, which includes performance-based RSUs, for the Company’s stock incentive plans:

	Total RSUs	Weighted-Average Grant Date Fair Value	Aggregate Intrinsic Value (in thousands)
Unvested awards outstanding at December 31, 2021	610,731	$95.08	$91,927
Granted	1,542,859	$67.09
Vested	(202,215)	$91.99
Canceled/forfeited	(117,543)	$84.20
Unvested awards outstanding at December 31, 2022	1,833,832	$72.57	$82,431
Granted	2,359,907	$28.13
Vested	(735,155)	$73.17
Canceled/forfeited	(282,425)	$59.17
Unvested awards outstanding at December 31, 2023	3,176,159	$40.61	$93,951
Granted	2,332,553	$44.52
Vested	(1,475,409)	$42.76
Canceled/forfeited	(294,533)	$41.05
Unvested awards outstanding at December 31, 2024	3,738,770	$42.17	$134,670
Awards expected to vest at December 31, 2024	3,571,843	$42.35	$128,658
The aggregate fair value of RSUs that vested during the years ended December 31, 2024, 2023 and 2022 was $58.5 million, $21.2 million, and $12.7 million, respectively, which represents the market value of the Company’s common stock on the date the RSUs vested. The number of RSUs vested includes shares of common stock the Company withheld on behalf of employees to satisfy the minimum statutory tax withholding requirements. RSUs that are expected to vest are net of estimated future forfeitures.
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
During the years ended December 31, 2024, 2023 and 2022, 770,362, 499,431 and 262,936 shares of our common stock, respectively, were purchased under the ESPP for proceeds of $12.2 million, $10.7 million and $12.7 million, respectively.

Stock-Based Compensation
The following table summarizes the allocation of stock-based compensation expense included in the consolidated statements of operations for all stock-based compensation arrangements (in thousands):

	Year Ended December 31,
	2024	2023	2022
Cost of sales	$7,361	$6,212	$7,685
Selling, general and administrative	62,794	56,303	57,196
Research and development	31,228	25,561	20,037
Total stock-based compensation expense	$101,383	$88,076	$84,918
The total stock-based compensation expense capitalized as part of the cost of the Company’s inventories was $1.8 million at December 31, 2024, and $2.0 million at December 31, 2023.

At December 31, 2024, the total unamortized stock-based compensation expense of approximately $121.0 million will be recognized over the remaining weighted average vesting term of approximately 1.9 years.
The Company estimates the fair value of stock options using the Black-Scholes option pricing model on the grant date. No stock options were granted in 2024 or 2023. For the year ended December 31, 2022, the Company’s assumptions used in the Black-Scholes model were as follows: weighted average grant date fair value of $42.16 per share, risk-free interest rate of 2.7%, dividend yield of 0.0%, expected volatility of 72.0%, and expected term of 5.8 years.
The Company records stock-based compensation expense associated with the ESPP using the Black-Scholes option pricing model. Valuations are performed on the grant date at the beginning of the purchase period, which generally occurs in May and November of each year. The assumptions used in the Black-Scholes option pricing model for the ESPP were as follows:

		ESPP
	Year Ended December 31,
	2024	2023	2022
Weighted average grant date fair value (per share)	$17.01	$10.35	$21.89
Risk-free interest rate	4.7%	4.9%	3.4%
Dividend yield	0.0%	0.0%	0.0%
Expected volatility	67.5%	63.9%	56.9%
Expected term (in years)	1.3	1.3	1.3

Risk-free Interest Rate. The risk-free interest rate assumption was based on the United States Treasury’s rates for United States Treasury zero-coupon bonds with maturities similar to those of the expected term of the award being valued.
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
9. Employee Benefits
Defined Contribution Plans
The Company has defined contribution plans for its employees. The Company’s largest defined contribution plan is the 401(k) plan for employees in the United States who are at least 18 years of age. Employees are eligible to participate in the plan beginning on the first day of the calendar month following their date of hire. Unless they affirmatively elect otherwise, employees are automatically enrolled in the plan following 30 days from date of hire or entry date. Under the terms of the plan, employees may make voluntary contributions as a percent of compensation and the Company may elect to match a discretionary percentage of employee contributions. The total cost recognized by the Company for the 401(k) plan was $4.6 million, $4.2 million and $4.2 million, respectively, for the years ended December 31, 2024, 2023 and 2022. The Company’s contributions for its defined contribution plans for employees outside the United States were not material for each of the years ended December 31, 2024, 2023 and 2022.

10. Income Taxes
The income (loss) before provision for income taxes for the Company’s operations was as follows (in thousands):

	Year Ended December 31,
	2024	2023	2022
United States	$(78,156)	$(135,411)	$(94,033)
Foreign	(13,714)	(84,843)	1,181
Income (loss) before provision for income taxes	$(91,870)	$(220,254)	$(92,852)
The components of income tax expense were as follows (in thousands):

	Year Ended December 31,
	2024	2023	2022
Current:
Federal	$636	$308	$216
State	1,143	345	1,228
Foreign	2,376	1,704	298
Total current tax expense	4,155	2,357	1,742
Deferred:
Federal	—	—	—
State	—	—	—
Foreign	—	—	—
Total deferred income tax benefit	—	—	—
Income tax expense	$4,155	$2,357	$1,742
The expense for income taxes reconciles to the amount computed by applying the federal statutory rate to loss before taxes as follows (in thousands):

	Year Ended December 31,
	2024	2023	2022
Income tax expense (benefit) at federal statutory rate (1)	$(19,293)	$(46,253)	$(19,499)
State income tax, net of federal benefit	(1,444)	(1,313)	(926)
Convertible debt leg-out	1,658	—	—
Warrants revaluation	—	—	(31)
Research and development credits	(7,865)	(6,283)	(6,263)
Section 382 limitation	—	(5)	—
Stock-based compensation	5,772	14,904	2,282
Officers' compensation	1,043	1,547	2,931
Recognition of acquired deferred tax assets	—	(5,048)	—
Acquired IPR&D expenses	—	14,938	6,518
Cross-border tax impacts	(1,422)	(307)	31
Foreign rate differential	2,075	7	37
Other	1,159	1,374	894
Change in valuation allowance	22,472	28,796	15,768
Income tax expense	$4,155	$2,357	$1,742
(1)For the years ended December 31, 2024, 2023 and 2022, the federal statutory tax rate was 21%.

Significant components of the Company’s net deferred income tax assets at December 31, 2024 and 2023 are shown in the table below (in thousands). The Company assesses all available positive and negative evidence to estimate whether sufficient future taxable income will be generated to permit use of the existing deferred tax assets. A significant piece of objective negative evidence evaluated was the cumulative book loss incurred over the three-year period ended December 31, 2024. Such objective evidence limits the ability to consider other subjective evidence, such as projections for future growth. On the basis of this analysis, a valuation allowance of $210.4 million and $190.7 million at December 31, 2024 and 2023, respectively, was recorded to offset the net deferred tax asset as realization of such asset is uncertain. However, the amount of the deferred tax asset considered realizable could be adjusted if estimates of future taxable income during the carryforward period are increased, or if objective negative evidence in the form of cumulative losses is no longer present and additional weight is given to subjective evidence such as the Company’s projections for future growth.

	December 31,
	2024	2023
Deferred tax assets:
Net operating loss (NOL) carryforwards	$40,536	$54,802
Research and development tax credits carryforwards	32,298	27,516
Capitalized research and development expenses	74,974	52,875
Accrued compensation	38,053	32,097
Lease liabilities	29,165	31,037
Warranty reserve	12,222	8,786
Other	8,610	11,992
Total deferred tax assets	235,858	219,105
Deferred tax liabilities:
Operating lease right-of-use assets	(19,792)	(20,869)
Fixed assets	(5,485)	(6,916)
Other	(218)	(656)
Total deferred tax liabilities	(25,495)	(28,441)
Less valuation allowance	(210,363)	(190,664)
Net deferred tax assets	$—	$—
As of December 31, 2024, the Company had accumulated federal and state NOL carryforwards of approximately $96.5 million, and $248.0 million, respectively. Of the total federal net operating loss carryforwards, approximately $13.2 million were generated after January 1, 2018, and therefore do not expire. NOL generated after January 1, 2018, is subject to 80% limitation in accordance with the Tax Cuts and Jobs Act of 2017. The remaining federal net operating loss carryforwards of $83.2 million will begin to expire in 2033, and state tax loss carryforwards continue to expire. The remaining California NOL carryforwards of $182.4 million will begin expiring in 2029. The Company had approximately $43.3 million of foreign tax loss carryforwards as of December 31, 2024. The foreign tax loss carryforwards begin to expire in 2025, unless previously utilized.
The Company also has federal and California research credit carryforwards of approximately $30.7 million and $29.3 million, respectively, as of December 31, 2024. The federal research credit carryforwards will begin expiring in 2040, unless previously utilized. The California research credit will carry forward indefinitely.
Utilization of the Company's net operating loss and research credit carryforwards may be subject to a substantial annual limitation due to ownership change limitations provided by Section 382 of the Internal Revenue Code of 1986, as amended, and similar state provisions. The annual limitations may result in the expiration of net operating loss carryforwards before utilization. The Company has completed analyses through December 31, 2023 to determine whether its net operating losses and credits are likely to be limited by Section 382. Based on this study, the Company determined that an ownership change, as defined under Section 382, occurred in 2018 and the resulting limitation significantly reduced the Company’s ability to utilize its net operating loss and credit carryovers before they expire. As a result, in 2019 the Company reduced its deferred tax assets for the net operating loss and research credit carryforwards that were projected to expire unused with a corresponding offset to the valuation allowance recorded against such assets. Additionally, future ownership changes under Section 382 may also limit the Company's ability to fully utilize any remaining tax benefits.

In 2022, as part of the Capillary Biomedical, Inc. transaction, the Company acquired deferred tax assets consisting of federal and state net operation loss carryovers, research tax credit carryovers, and other tax attributes of approximately $7.8 million. These deferred tax assets are subject to limitations on future use under Section 382 and some of the attributes may expire unused. The Company completed an analysis under Section 382. As a result, the Company recognized deferred tax assets, net of contra reserve, of approximately $5.0 million in 2023. The Company included these deferred tax assets in its components of deferred tax assets in the table above, to the extent that such deferred tax assets are available for future utilization, and the balances are fully offset by valuation allowance as of December 31, 2024 and 2023.
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
The following table summarizes the activity related to the Company’s gross unrecognized tax benefits at the beginning and end of the years ended December 31, 2024, 2023 and 2022 (in thousands):

	Year Ended December 31,
	2024	2023	2022
Gross unrecognized tax benefits at the beginning of the year	$21,527	$16,986	$13,589
Increases related to current year positions	5,947	3,961	3,403
Increases (decreases) related to prior year positions	—	580	(6)
Gross unrecognized tax benefits at the end of the year	$27,474	$21,527	$16,986
As of December 31, 2024 and December 31, 2023, the Company had $24.9 million and $19.2 million of unrecognized tax benefits, respectively, that, if recognized and realized would impact the effective tax rate, subject to the valuation allowance.
The Company’s practice is to recognize interest and penalties related to income tax matters in income tax expense. The Company had no accrual for interest and penalties on the Company’s consolidated balance sheets and has not recognized interest and penalties in the consolidated statements of operations for the years ended December 31, 2024, 2023 and 2022. The Company does not expect any significant increases or decreases, other than the potential reduction as a result of the Section 382 limitation, to its unrecognized tax benefits within the next 12 months.
The Company is subject to taxation in the United States and various foreign and state jurisdictions. Before 2018, the losses were all attributable to the United States. The Company’s tax years from 2006 (inception) are subject to examination by the United States and state authorities due to the carry forward of unutilized NOLs and research and development credits.

In 2021 the OECD announced an Inclusive Framework on Base Erosion and Profit Shifting including Pillar Two Model Rules defining the global minimum tax, which calls for the taxation of large multinational corporations at a minimum rate of 15%. Subsequently multiple sets of administrative guidance have been issued. Many non-US tax jurisdictions have either recently enacted legislation to adopt certain components of the Pillar Two Model Rules beginning in 2024, including the European Union Member States, with the adoption of additional components in later years or announced their plans to enact legislation in future years. We are continuing to evaluate the impacts of enacted legislation and pending legislation to enact Pillar Two Model Rules in the non-US tax jurisdictions we operate in.

Undistributed earnings of the foreign subsidiaries are indefinitely reinvested. Thus, the Company has not recognized any deferred taxes on foreign unremitted earnings.

11. Business Segment and Geographic Information
Segment Reporting
Operating segments are identified as components of an enterprise about which discrete financial information is available for evaluation by the chief operating decision-maker (CODM) in making decisions regarding resource allocation and assessing performance. The Company is organized based on its current product portfolio, which consists primarily of insulin pumps, single-use insulin cartridges and infusion sets for the storage and delivery of insulin. The Company views its operations and manages its business as one reporting segment because key operating decisions and resource allocations are made by the CODM using consolidated financial data. Accordingly, the Company is organized as a single operating segment and therefore a single reportable segment: Insulin Pumps and Supplies.
The Company’s CODM is the Chief Executive Officer (CEO), who evaluates segment performance based on segment net income (loss) on a consolidated basis. Segment net income (loss) was consistent with the net loss amounts reported in the Company’s consolidated statement of operations and comprehensive loss for the years ended December 31, 2024, 2023, and 2022. There were no significant segment expenses that are regularly provided to the CODM other than those reported in the Company’s consolidated statement of operations and comprehensive loss for the years ended December 31, 2024, 2023, and 2022.
The Company’s CODM is provided segment assets information on a consolidated basis for the evaluation of company performance. Total segment assets were consistent with total assets reported in the Company’s consolidated balance sheets for December 31, 2024 and 2023, respectively.
Disaggregation of Revenue

Segment revenues were consistent with revenue reported in the Company’s consolidated statement of operations and comprehensive loss for the years ended December 31, 2024, 2023, and 2022. The Company primarily sells its products through national and regional distributors in the United States on a non-exclusive basis, and through distribution partners outside the United States. In the United States and Canada, the Company also uses a direct sales force. The Company disaggregates its revenue by geography, major sales channel and product as management believes these categories best depict how the nature, amount and timing of revenues and cash flows are affected by economic factors.
Revenues by Geographic Region and Customer Sales Channel
During the years ended December 31, 2024, 2023 and 2022, no individual country outside the United States generated revenue that represented more than 10% of total revenue. The table below sets forth revenues for the Company’s two primary geographical markets, based on the geographic location to which its products are shipped (in thousands):

	Year Ended December 31,
	2024	2023	2022
United States	$672,685	$554,878	$588,765
Outside the United States	267,518	192,840	212,452
Total Sales	$940,203	$747,718	$801,217
Revenues by Product
During the years ended December 31, 2024, 2023 and 2022, sales by product were as follows (in thousands):

	Year Ended December 31,
	2024	2023	2022
Pump	$434,169	$365,842	$431,907
Supplies and other	475,785	406,983	372,859
Net revenue recognized (deferred) for Tandem Choice program	30,249	(25,107)	(3,549)
Total Sales	940,203	747,718	801,217
Sales to distributors accounted for 61%, 64%, and 65% of the Company’s total United States sales for the years ended December 31, 2024, 2023 and 2022, respectively. Sales to distributors accounted for 96%, 99%, and 96% of the Company’s total sales outside the United States for the years ended December 31, 2024, 2023 and 2022, respectively.

12. Acquisitions

AMF Medical Acquisition
On December 10, 2022, the Company entered into a Share Purchase Agreement (Purchase Agreement) to acquire all of the registered shares of AMF Medical (Original Transaction). AMF Medical is the original developer of the Sigi Patch Pump, which continued to be under development and was not yet commercially available as of December 31, 2024.
On January 19, 2023, the Company completed the acquisition of AMF Medical under the terms of the Purchase Agreement. The total aggregate consideration for the Original Transaction included a previous strategic investment of Swiss Francs (CHF) 8.0 million made in the third quarter of 2022, a cash payment of CHF 62.4 million paid at the closing of the Transaction, and additional contingent earnout payments of up to CHF 129.6 million. The contingent earnout payments were to become payable upon the achievement of certain milestones, and were comprised of up to CHF 38.4 million upon the successful completion of key development milestones over the two years following the closing date of the Transaction, and up to CHF 91.2 million upon obtaining regulatory clearance from the FDA of an automated controller enabled (ACE) pump. The contingent consideration was to be recognized as each contingency was resolved and the respective consideration was paid or became payable.
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
In January 2025, the Company entered into a revised agreement that removed contingent liabilities previously outlined in the Original Transaction. The Company agreed to pay CHF 40 million in January 2025 and a final payment of CHF 28 million in October 2025. All other payments outlined in the Original Transaction were removed based on the revised agreement. The amounts due to be paid were recorded as a short-term accrued liability in the first quarter of 2025.
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
13. Commitments and Contingencies
Legal and Regulatory Matters
In November 2023, at the Unified Patent Court (UPC), Paris Central Division (UPC Paris), we filed a revocation action and an action for a declaration of non-infringement of EP Patent No. 2 196 231 B1 (the ’231 patent) against Roche Diabetes Care GmbH. While Roche contends that Tandem’s t:slim X2 pump infringes the ‘231 patent, we contend that our t:slim X2 pump does not infringe the ‘231 patent. Furthermore, we contend that the claims of the ‘231 patent are invalid over the prior art and should be revoked. In February 2024, Roche filed an infringement action against Tandem and its distributor in Germany at the UPC, Hamburg Local Division (UPC Hamburg) contending that Tandem’s t:slim X2 pump, and the offering, marketing, using, importing, possessing, and supplying of such devices infringes certain claims of the ‘231 patent. Roche seeks, among other things, damages and other monetary relief, costs and expenses of the legal proceedings, and an order to cease and desist the allegedly infringing activities. At the UPC Hamburg, Tandem has asserted that the t:slim X2 pump does not infringe the claims of the ‘231 patent and Tandem’s distributor has asserted that the t:slim X2 pump does not infringe the claims of the ‘231 patent and that the claims of the ‘231 patent are invalid and should be revoked. On November 6, 2024, the UPC Paris held a hearing on Tandem’s action to revoke the claims of the ‘231 patent. On December 18, 2024, the UPC Paris upheld the patent. The hearing in Hamburg on invalidity and non-infringement is scheduled for June 12, 2025.

In December 2023, F. Hoffman-La Roche AG and Roche Diabetes Care GmbH (collectively, Roche), filed an infringement action at the UPC, Dusseldorf Division (UPC Dusseldorf) against Tandem Diabetes Care, Inc. and Tandem Diabetes Care Europe B.V. and Tandem’s distributors in Germany, France, the Netherlands and Denmark. Roche alleges our t:slim X2 insulin pump, and the offering, marketing, using, importing, possessing, and supplying of such devices infringe EP Patent No. 1 970 677 B1 (the ‘677 patent). While Roche contends that Tandem’s t:slim X2 pump infringes the ‘677 patent, we contend that our t:slim X2 pump does not infringe the ‘677 patent. Furthermore, we contend that the claims of the ‘677 patent are invalid over the prior art and should be revoked. Roche seeks, among other things, damages and other monetary relief, costs and expenses of the legal proceedings, and an order to cease and desist the allegedly infringing activities. On April 9, 2025, the UPC Dusseldorf will hold a hearing on Roche’s action asserting infringement of the ‘677 patent, Tandem and its distributors’ counterclaims that the t:slim X2 pump does not infringe the ‘677 patent, and Tandem and its distributors’ actions to revoke the claims of the ‘677 patent. The action seeks unspecified monetary damages and other relief.
Although the Company intends to vigorously defend against these claims, there is no guarantee that the Company will prevail. Accordingly, the Company is unable to determine the ultimate outcome of this lawsuit or determine the amount or range of potential losses associated with the lawsuit.
From time to time, the Company is involved in various other legal proceedings, regulatory matters, and other disputes or claims arising from or related to claims incident to the normal course of the Company’s business activities, including actions with respect to intellectual property, data privacy, employment, regulatory, product liability and contractual matters. Although the results of such legal proceedings and claims cannot be predicted with certainty, as of December 31, 2024 the Company believes it is not currently a party to any legal proceedings, regulatory matters, or other disputes or claims for which a material loss was considered probable or for which the amount or range of loss was reasonably estimable. However, regardless of the merit of the claims raised or the outcome, legal proceedings may have an adverse impact on the Company as a result of defense and settlement costs, diversion of management time and resources, and other factors.
Letters of Credit
As of December 31, 2024, in connection with one of the Company’s operating leases (see Note 6, “Leases”), the Company had a $4.9 million unsecured irrevocable standby letter of credit arrangement with a bank, under which the landlord of the building is the beneficiary. The Company is required to maintain the standby letter of credit throughout the term of the lease, which expires in April 2035.
Purchase Obligations
The Company has agreements with suppliers and other parties to purchase inventory, other goods and services and long-lived assets. Product inventory obligations consist primarily of purchase order commitments for raw materials used in the production of insulin pumps and cartridges, and finished goods infusion sets. Cancellation of outstanding purchase orders is generally allowed under the standard terms of our purchase order agreements, but may require payment of costs incurred through the date of cancellation. At December 31, 2024, obligations under our purchase agreements totaled approximately $197.1 million, of which approximately $192.7 million is scheduled to be received and become payable within one-year.
14. Fourth Quarter Financial Data (Unaudited)
The financial information for the three months ended December 31, 2024 and 2023 presented in the following table reflects all normal recurring adjustments that are, in the opinion of management, necessary for a fair statement of the results of the interim periods (in thousands, except per share data):

	For the Quarter Ended
	December 31, 2024	December 31, 2023
Sales(1)	$282,648	$196,796
Gross profit(1)(2)	$157,455	$93,295
Operating expenses	$158,036	$128,355
Operating loss	$(581)	$(35,060)
Net income (loss)	$755	$(30,002)
Basic net income (loss) per share	$0.01	$(0.46)
Weighted average shares used to compute basic net income (loss) per share	65,939	65,369
Diluted net income (loss) per share	$0.01	$(0.46)
Weighted average shares used to compute diluted net income (loss) per share	66,157	65,369

(1) The Company recognized revenue of $30.2 million and deferred revenue of $25.1 million for the quarters ended December 31, 2024 and 2023, respectively, as a result of the Tandem Choice program (see Note 2, “Summary of Significant Accounting Policies”).
(2) For the quarter ended December 31, 2024, the Company recognized charges to cost of sales of $0.6 million for Tandem Choice fulfillments in 2024, with no corresponding charge in 2023.

The numerator and denominator of the basic and diluted net income per share computations are calculated as follows for the three months ended December 31, 2024 (in thousands).

For the Quarter Ended
December 31, 2024
Net income - basic and diluted	$754

Weighted average shares outstanding - basic	65,939
Dilutive common share equivalents:
Options to purchase common stock	112
Warrants to purchase common stock	59
Awards to be granted under the ESPP	47
Weighted average shares outstanding - diluted	66,157
Item 9.    Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.
Not applicable.
Item 9A.    Controls and Procedures.
Disclosure Controls and Procedures

We maintain disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, that are designed to provide reasonable assurance that information required to be disclosed in the reports we file with the SEC under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure.

As of December 31, 2024, we carried out an evaluation, under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based on this evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective at a reasonable assurance level as of December 31, 2024.

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
As of December 31, 2024, our management assessed the effectiveness of our internal control over financial reporting using the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control-Integrated Framework (2013 Framework). Based on this assessment, our management concluded that, as of December 31, 2024, our internal control over financial reporting was effective.
Ernst & Young LLP, an independent registered public accounting firm, has issued an attestation report on the effectiveness of our internal control over financial reporting as of December 31, 2024 as stated in its report, which is included herein.

Changes in Internal Control Over Financial Reporting
There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) during the quarter ended December 31, 2024 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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

Report of Independent Registered Public Accounting Firm

To the Stockholders and the Board of Directors of Tandem Diabetes Care, Inc.

Opinion on Internal Control over Financial Reporting

We have audited Tandem Diabetes Care, Inc.’s internal control over financial reporting as of December 31, 2024, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). In our opinion, Tandem Diabetes Care, Inc. (the Company) maintained, in all material respects, effective internal control over financial reporting as of December 31, 2024, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of December 31, 2024 and 2023, the related consolidated statements of operations and comprehensive loss, stockholders‘ equity and cash flows for each of the three years in the period ended December 31, 2024, and the related notes and our report dated February 26, 2025 expressed an unqualified opinion thereon.

Basis for Opinion

The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

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

/s/ Ernst & Young LLP

San Diego, California
February 26, 2025

Item 9B.    Other Information.
(a) None.
(b) Securities Trading Plans of Directors and Executive Officers.
None.

PART III
Item 10.    Directors, Executive Officers and Corporate Governance.
We have adopted a code of business conduct and ethics that applies to our Chief Executive Officer and other senior financial officers (our Chief Financial Officer, Vice President of Finance, Controller and other senior financial officers performing similar functions), which we refer to as the Code of Ethics (Senior Financial Officers). Our Code of Ethics (Senior Financial Officers) is designed to meet the requirements of paragraph (b) of Item 406 of Regulation S-K. We will promptly disclose on our website to the extent required by SEC rules (i) any amendment to or any waiver, including an implicit waiver, of our Code of Ethics (Senior Financial Officers) that applies to our principal executive officer, principal financial officer, principal accounting officer or controller or persons performing similar functions, and that relates to any element of the code of ethics definition enumerated in paragraph (b) of Item 406 of Regulation S-K, and (ii) the nature of any such amendment or waiver.

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
The information required by this item that is not set forth above will be set forth in our definitive proxy statement for our 2025 annual meeting of stockholders (the Proxy Statement), to be filed with the SEC not later than 120 days after the end of the fiscal year ended December 31, 2024, under the headings “Election of Directors,” “Executive Officers,” “Certain Relationships and Related-Party Transactions,” “Corporate Governance-Director Independence, Agreements and Relationships,” “Legal Proceedings with Directors,” “Corporate Governance,” “Compensation Governance,” “Delinquent Section 16(a) Reports” and is incorporated herein by reference.
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

3. Exhibits.

		Incorporated by Reference
Exhibit Number	Exhibit Description	Form	File No.	Date of First Filing	Exhibit Number	Provided Herewith
3.1	Amended and Restated Certificate of Incorporation (as amended through August 1, 2023 and currently in effect).	10-Q	001-36189	3-Aug-23	3.1
3.2	Amended and Restated Bylaws (as amended through August 1, 2023 and currently in effect).	10-Q	001-36189	3-Aug-23	3.2
4.1	Reference is made to Exhibits 3.1 and 3.2.
4.2	Description of Capital Stock.	10-K	001-36189	21-Feb-24	4.2
4.3	Form of Common Stock Certificate.	S-1/A	333-191601	1-Nov-13	4.1
4.4	Form of Warrant to Purchase Stock.	S-1	333-216531	8-Mar-17	4.3
4.5	Indenture dated May 15, 2020 by and between Tandem Diabetes Care, Inc. and U.S. Bank National Association.	8-K	001-36189	15-May-20	4.1
4.6	Form of Global Note, representing Tandem Diabetes Care, Inc.’s 1.50% Convertible Senior Notes due 2025 (included as Exhibit A to the Indenture filed as Exhibit 4.1).	8-K	001-36189	15-May-20	4.1
4.7	Indenture, dated as of March 8, 2024, by and between the Company and U.S. Bank Trust Company, National Association, as Trustee.	8-K	001-36189	11-Mar-24	4.1
4.8	Form of Global Note, representing the Company’s 1.50% Convertible Senior Notes due 2029 (included as Exhibit A to the Indenture filed as Exhibit 4.1)	8-K	001-36189	11-Mar-24	4.2

10.1*	Tandem Diabetes Care, Inc. Amended and Restated 2013 Stock Incentive Plan.	DEF 14A	001-36189	26-Apr-18	Appendix B
10.2*	Tandem Diabetes Care, Inc. Amended and Restated 2013 Stock Incentive Plan.	10-Q	001-36189	30-Jul-20	10.2
10.3*	Form of Restricted Stock Unit Agreement under the Amended and Restated 2013 Stock Incentive Plan.	10-Q	001-36189	30-Jul-20	10.1
10.4*	Form of Stock Option Agreement under the Amended and Restated 2013 Stock Incentive Plan.	S-1/A	333-191601	1-Nov-13	10.7
10.5*	Form of Stock Option Agreement under the Amended and Restated 2013 Stock Incentive Plan (Non-Employee Directors).	S-1/A	333-191601	1-Nov-13	10.8
10.6*	Tandem Diabetes Care, Inc. Amended and Restated 2013 Employee Stock Purchase Plan, as amended.	S-8	333-279642	23-May-24	99.1
10.8*	Tandem Diabetes Care, Inc. 2023 Long-Term Incentive Plan, as amended.	S-8	333-279642	23-May-24	99.2
10.9*	Form of Restricted Stock Units Agreement under the 2023 Long-Term Incentive Plan.	10-Q	001-36189	3-Aug-23	10.2
10.10*	Employee Offer Letter, dated January 29, 2013, by and between Tandem Diabetes Care, Inc. and John F. Sheridan.	S-1	333-191601	7-Oct-13	10.13
10.11*	Amended and Restated Employment Severance Agreement, dated November 4, 2013, by and between Tandem Diabetes Care, Inc. and John F. Sheridan.	S-1/A	333-191601	8-Nov-13	10.17
10.12*	Amended and Restated Employment Severance Agreement, dated November 4, 2013, by and between Tandem Diabetes Care, Inc. and Susan M. Morrison.	S-1/A	333-191601	8-Nov-13	10.19
10.13*	Amended and Restated Employment Severance Agreement dated August 2, 2017, by and between Tandem Diabetes Care, Inc. and Leigh Vosseller.	S-1	333-222553	16-Jan-18	10.25
10.14*	Form of Indemnification Agreement for Directors and Officers	S-1	333-191601	7-Oct-13	10.11
10.15	Confidential Intellectual Property Agreement, dated July 10, 2012, by and between Tandem Diabetes Care, Inc. and Smiths Medical ASD, Inc.	S-1/A	333-191601	8-Nov-13	10.20
10.16†	Development Agreement, dated June 4, 2015 by and between Tandem Diabetes Care, Inc. and DexCom, Inc.	10-Q/A	001-36189	9-Nov-18	10.5
10.18†	Commercialization Agreement, dated November 20, 2020, by and between Tandem Diabetes Care, Inc. and DexCom, Inc.	10-K	001-36189	24-Feb-21	10.25

10.19†	License Agreement, dated July 14, 2016, by and between Tandem Diabetes Care, Inc. and TypeZero Technologies, LLC (acquired by DexCom, Inc.).	10-Q	001-36189	30-Apr-20	10.1
10.20†	Commercialization Agreement, dated January 14, 2022, by and between Tandem Diabetes Care, Inc. and Unomedical A/S.	10-K	001-36189	2-Feb-22	10.35
10.21†‡	Amendment No. 1 to Distributor Agreement, dated May 10, 2024, by and between Tandem Diabetes Care, Inc. and Unomedical a/s.	10-Q	001-36189	1-Aug-24	10.5
10.22	Office Lease dated September 15, 2021 by and between Tandem Diabetes Care, Inc. and Kilroy Realty L.P.	10-Q	001-36189	3-Nov-21	10.1
10.23*	Employee Offer Letter, dated October 31, 2023, by and between Tandem Diabetes Care, Inc. and Mark Novara.	10-K	001-36189	21-Feb-24	10.25
10.24*	Employee Offer Letter, dated June 10, 2024, by and between Tandem Diabetes Care, Inc. and Jean-Claude Kyrillos.	10-Q	001-36189	1-Aug-24	10.3
10.25*	Employment Severance Agreement, dated June 21, 2024, by and between Tandem Diabetes Care, Inc. and Jean-Claude Kyrillos.	10-Q	001-36189	1-Aug-24	10.4
10.26*	Employment Severance Agreement, dated January 6, 2020, by and between Tandem Diabetes Care, Inc. and Elizabeth Gasser.					X
10.27†	Amended and Restated Development Agreement, dated May 21, 2024, by and between Tandem Diabetes Care, Inc. and Dexcom, Inc.	10-Q	001-36189	1-Aug-24	10.1
10.28†‡	Amendment No. 2 to Distributor Agreement, dated January 30, 2025, by and between Tandem Diabetes Care, Inc. and Unomedical a/s.					X
10.29	Tandem Diabetes Care, Inc. Non-Employee Director Compensation Policy					X
10.30†	Amended and Restated Commercialization Agreement, dated May 21, 2024, by and between Tandem Diabetes Care, Inc. and Dexcom, Inc.				10.2
19.1	Tandem Diabetes Care, Inc. Insider Trading Policy					X
21.1	Subsidiaries of the Registrant					X
23.1	Consent of Independent Registered Public Accounting Firm.					X
24.1	Power of Attorney (included on the signature page).					X
31.1	Certification of John F. Sheridan, Chief Executive Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					X

31.2	Certification of Leigh A. Vosseller, Chief Financial Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					X
32.1***	18 U.S.C. Section 1350 Certification by Chief Executive Officer of Tandem Diabetes Care, Inc.					X
32.2***	18 U.S.C. Section 1350 Certification by Chief Financial Officer of Tandem Diabetes Care, Inc.					X
97	Tandem Diabetes Care, Inc. Clawback Policy.	10-K	001-36189	21-Feb-24	97
101.INS	Inline XBRL Instance Document.					X
101.SCH	Inline XBRL Taxonomy Extension Schema Document.					X
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.					X
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.					X
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.					X
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.					X
104	Cover Page Interactive Data File (embedded within the Inline XBRL document).					X

†	Certain confidential portions of this exhibit have been redacted pursuant to Item 601(b)(10)(iv) of Regulation S-K. The Company has determined that such omitted information is (i) not material, and (ii) is of the type of information that the Company customarily and actually treats as private or confidential.
*	Indicates management contract or compensatory plan.
***	Certification pursuant to 18 U.S.C. Section 1350, adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, as amended; furnished herewith.
‡	Exhibits and/or schedules have been omitted pursuant to Item 601(a)(5) of Regulation S-K.

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
Date: February 26, 2025

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

Signature	Title	Date

/s/ JOHN F. SHERIDAN	President, Chief Executive Officer and Director (Principal Executive Officer)	February 26, 2025
John F. Sheridan

/s/ LEIGH A. VOSSELLER	Executive Vice President, Chief Financial Officer and Treasurer (Principal Financial and Accounting Officer)	February 26, 2025
Leigh A. Vosseller

/s/ DICK P. ALLEN	Director	February 26, 2025
Dick P. Allen

/s/ MYOUNGIL CHA	Director	February 26, 2025
Myoungil Cha

/s/ PEYTON R. HOWELL	Director	February 26, 2025
Peyton R. Howell

/s/ JOAO PAULO FALCAO MALAGUEIRA	Director	February 26, 2025
Joao Paulo Falcao Malagueira

/s/ KATHLEEN MCGRODDY-GOETZ	Director	February 26, 2025
Kathleen McGroddy-Goetz

/s/ REBECCA B. ROBERTSON	Chair of the Board	February 26, 2025
Rebecca B. Robertson

/s/ RAJWANT S. SODHI	Director	February 26, 2025
Rajwant S. Sodhi

/s/ CHRISTOPHER J. TWOMEY	Director	February 26, 2025
Christopher J. Twomey