Form 10-Q
period 2025-03-31
TANDEM DIABETES CARE INC
filed 2025-04-30
CIK 1438133

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
____________________________________________________________________________________________
FORM 10-Q
_____________________________________________________________________________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended March 31, 2025
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.   ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No   ☒
As of April 25, 2025, there were 66,607,206 shares of the registrant’s Common Stock outstanding.

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements.
TANDEM DIABETES CARE, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except par value)

	March 31,	December 31,
	2025	2024
Assets	(Unaudited)	(Note 1)
Current assets:
Cash and cash equivalents	$53,574	$69,234
Short-term investments	315,051	369,095
Accounts receivable, net	126,561	114,585
Inventories	141,165	149,612
Prepaid and other current assets	27,084	21,965
Total current assets	663,435	724,491
Property and equipment, net	79,222	78,150
Operating lease right-of-use assets	101,017	85,306
Equity method investments	71,005	74,545
Other long-term assets	7,464	5,166
Total assets	$922,143	$967,658
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$59,801	$44,730
Accrued expenses	13,689	18,170
Employee-related liabilities	50,447	64,128
Current portion of convertible senior notes, net	40,736	40,670
Operating lease liabilities	20,713	18,208
Deferred revenue	10,977	11,831
Other current liabilities	91,812	49,312
Total current liabilities	288,175	247,049
Convertible senior notes, net - long-term	308,705	308,266
Operating lease liabilities - long-term	123,048	106,421
Deferred revenue - long-term	9,858	10,455
Other long-term liabilities	37,065	32,369
Total liabilities	766,851	704,560
Commitments and contingencies (Note 13)	—	—
Stockholders’ equity:
Common stock, $0.001 par value; 200,000 shares authorized, 66,568 and 66,264 shares issued and outstanding at March 31, 2025 and December 31, 2024, respectively.	67	66
Additional paid-in capital	1,333,531	1,312,804
Accumulated other comprehensive income (loss)	75	(1,947)
Accumulated deficit	(1,178,381)	(1,047,825)
Total stockholders’ equity	155,292	263,098
Total liabilities and stockholders’ equity	$922,143	$967,658
See accompanying notes to unaudited condensed consolidated financial statements.

TANDEM DIABETES CARE, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
(Unaudited)
(In thousands, except per share data)

	Three Months Ended March 31,
	2025	2024
Sales	$234,422	$191,674
Cost of sales	116,015	97,002
Gross profit	118,407	94,672
Operating expenses:
Selling, general and administrative	113,853	90,106
Research and development	50,215	46,244
Acquired in-process research and development expenses	75,217	—
Total operating expenses	239,285	136,350
Operating loss	(120,878)	(41,678)
Other income (expense), net:
Interest income and other, net	4,193	5,314
Interest expense	(1,862)	(1,897)
Loss from equity method investments	(3,542)	—
Loss on extinguishment of debt	—	(1,268)
Total other income (expense), net	(1,211)	2,149
Loss before income taxes	(122,089)	(39,529)
Income tax expense	8,467	3,186
Net loss	$(130,556)	$(42,715)
Other comprehensive income (loss):
Unrealized gain (loss) on short-term investments	$423	$(1,296)
Foreign currency translation gains (losses)	1,599	(1,008)
Comprehensive loss	$(128,534)	$(45,019)

Net loss per share - basic and diluted	$(1.97)	$(0.65)
Weighted average shares used to compute basic and diluted net loss per share	66,404	65,326
See accompanying notes to unaudited condensed consolidated financial statements.

TANDEM DIABETES CARE, INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(Unaudited)
(In thousands)

Three Months Ended March 31, 2025

	Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Total Stockholders’ Equity
	Shares	Amount
Balance at December 31, 2024	66,264	$66	$1,312,804	$(1,947)	$(1,047,825)	$263,098
Exercise of stock options	43	—	701	—	—	701
Vesting of restricted stock units, net of shares withheld for taxes	261	1	(5,388)	—	—	(5,387)
Stock-based compensation expense	—	—	25,414	—	—	25,414
Unrealized gain on short-term investments	—	—	—	423	—	423
Foreign currency translation gains	—	—	—	1,599	—	1,599
Net loss	—	—	—	—	(130,556)	(130,556)
Balance at March 31, 2025	66,568	$67	$1,333,531	$75	$(1,178,381)	$155,292

Three Months Ended March 31, 2024

	Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total Stockholders’ Equity
	Shares	Amount
Balance at December 31, 2023	65,552	$66	$1,263,997	$1,369	$(951,800)	$313,632
Stock repurchase and retirement of shares	(1,107)	(1)	(29,999)	—	—	(30,000)
Exercise of stock options	14	—	248	—	—	248
Vesting of restricted stock units, net of shares withheld for taxes	104	—	(1,759)	—	—	(1,759)
Stock-based compensation expense	—	—	21,591	—	—	21,591
Purchase of capped call options related to convertible notes due 2029	—	—	(15,813)	—	—	(15,813)
Unwind of capped call options related to convertible notes due 2025	—	—	184	—	—	184
Unrealized loss on short-term investments	—	—	—	(1,296)	—	(1,296)
Foreign currency translation losses	—	—	—	(1,008)	—	(1,008)
Net loss	—	—	—	—	(42,715)	(42,715)
Balance at March 31, 2024	64,563	$65	$1,238,449	$(935)	$(994,515)	$243,064
See accompanying notes to unaudited condensed consolidated financial statements.

TANDEM DIABETES CARE, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(In thousands)

	Three Months Ended March 31,
	2025	2024
Operating Activities
Net loss	$(130,556)	$(42,715)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization expense	4,311	4,043
Amortization of debt issuance costs	505	650
Provision for expected credit losses	1,431	2,198
Operating lease and other impairment charges	6,697	—
Accretion (amortization) of discount or premium on short-term investments	(1,148)	(434)
Loss from equity method investments	3,542	—
Stock-based compensation expense	25,489	22,039
Loss on extinguishment of debt	—	1,268
Acquired in-process research and development expenses	75,217	—
Other	2,047	52
Changes in operating assets and liabilities:
Accounts receivable, net	(10,843)	9,765
Inventories	9,601	3,157
Prepaid and other current assets	(2,264)	(4,104)
Other long-term assets	718	(236)
Accounts payable and accrued expenses	6,637	(3,369)
Employee-related liabilities	(13,708)	(1,654)
Deferred revenue	(1,596)	(372)
Operating leases and other current liabilities	4,998	883
Other long-term liabilities	644	833
Net cash used in operating activities	(18,278)	(7,996)
Investing Activities
Purchases of short-term investments	(9,450)	(84,249)
Proceeds from maturities and redemptions of short-term investments	65,065	83,650
Purchases of property and equipment	(2,965)	(4,457)
Acquisition of in-process research and development	(43,464)	—
Net cash provided by (used in) investing activities	9,186	(5,056)
Financing Activities
Proceeds from issuance of convertible senior notes due 2029, net of $9,400 debt issuance costs	—	306,850
Repurchase of $246,740 principal amount of convertible senior notes due 2025	—	(246,123)
Payment for capped call transactions related to convertible senior notes due 2029	—	(15,813)
Repurchase and retirement of common stock	—	(30,000)
Cash used to settle withholding taxes on vested restricted stock, net of proceeds from issuance of common stock under Company stock plans	(4,688)	(1,511)
Other financing activities	—	183
Net cash provided by (used in) financing activities	(4,688)	13,586
Effect of foreign exchange rate changes on cash	(1,880)	(423)
Net increase (decrease) in cash and cash equivalents	(15,660)	111
Cash and cash equivalents at beginning of period	69,234	58,868
Cash and cash equivalents at end of period	$53,574	$58,979
Supplemental disclosures of cash flow information
Income taxes paid	$1,559	$269
Supplemental schedule of non-cash investing and financing activities
Operating lease right-of-use assets obtained in exchange for operating lease obligations	$1,820	$2,294
Purchases of property and equipment included in accounts payable	$4,195	$3,214
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
The Company manufactures, sells, and supports insulin pump products that are designed to address the evolving needs and preferences of differentiated segments of the insulin-dependent diabetes market. The Company offers an insulin pump portfolio, which includes both the t:slim X2 and the Tandem Mobi. Both pumps feature Control-IQ technology, which is the Company’s advanced algorithm for managing insulin delivery, using information received from integrated continuous glucose monitoring (CGM) sensors. New software for the insulin pumps may be updated remotely by the individual users as new advancements become available and are compatible with other complementary digital health offerings, such as the Company’s mobile application and cloud-based diabetes management applications. The Company’s insulin pump products are generally considered durable medical equipment and have an expected lifespan of at least four years. In addition to insulin pumps, the Company sells single-use components that are used together with the pumps and are replaced every few days, including cartridges for storing and delivering insulin, and infusion sets that connect the insulin pump to a user’s body.
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
Interim financial results are not necessarily indicative of results anticipated for the full year or any other period(s). These unaudited condensed consolidated financial statements should be read in conjunction with the Company’s audited consolidated financial statements and accompanying notes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2024 (Annual Report), from which the condensed consolidated balance sheet presented as of December 31, 2024 herein was derived. The condensed consolidated financial statements include the accounts of Tandem Diabetes Care, Inc. and its wholly-owned subsidiaries. All significant intercompany balances and transactions have been eliminated in consolidation.
The functional currency of the Company’s foreign subsidiaries is their respective local currency. The Company translates the financial statements of its foreign subsidiaries into U.S. dollars using period-end exchange rates for assets and liabilities and average exchange rates for each period for revenue, costs and expenses. Translation-related adjustments are included in other comprehensive income (loss) in the condensed consolidated statements of operations, and in accumulated other comprehensive income (loss) in the stockholders’ equity section of the Company’s condensed consolidated balance sheets. Foreign exchange gains or losses resulting from balances denominated in a currency other than the functional currency are recognized in interest income and other, net in the Company’s condensed consolidated statements of operations.
2. Summary of Significant Accounting Policies
There have been no material changes to the Company’s significant accounting policies during the three months ended March 31, 2025, as compared to those disclosed in the Annual Report.

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
Impairment of Long-Lived Assets
Long-lived assets, such as property and equipment, right-of-use lease assets, and acquired intangible assets subject to amortization, are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. If circumstances require a long-lived asset or asset group to be tested for possible impairment, the Company first compares undiscounted cash flows expected to be generated by that asset or asset group to its carrying amount. If the carrying amount of the long-lived asset or asset group is not recoverable on an undiscounted cash flow basis, an impairment is recognized to the extent that the carrying amount exceeds its fair value. Fair value is determined using unobservable (Level 3) inputs, including discounted cash flow models, future estimated sublease income, and third-party independent appraisals, as considered necessary. There is uncertainty in the projected undiscounted future cash flows used in the Company’s impairment review analysis, which requires the use of estimates and assumptions. If actual performance does not meet or exceed projected performance, or if the assumptions used in the model change in the future, the Company may be required to recognize additional impairment charges in future periods. Other than the impairment of operating lease right-of-use assets recognized in the first quarter of 2025 (see Note 6, “Leases”), there were no other impairments of long-lived assets, including acquired intangible assets, during the three months ended March 31, 2025 and 2024.

Equity Method Investments
The Company held equity method investments of $71.0 million and $74.5 million at March 31, 2025 and December 31, 2024, respectively. The Company uses the equity method to account for investments in companies if it owns more than 20% of the investee company’s outstanding equity or the investment provides the Company with the ability to exercise significant influence but not control over the operating and financial policies of the investee. The Company assesses whether it has significant influence by considering various factors, including the nature and magnitude of the investment, voting rights held and participation in the governance of the investee, if any. The Company may also consider additional relevant factors, such as the presence of other business relationships.
The Company’s condensed consolidated net loss included its proportionate share of the net loss of its equity method investee, which was a loss of $3.5 million for the three months ended March 31, 2025. For the three months ended March 31, 2024, the Company did not hold any equity method investments and therefore did not recognize a share of net income or loss from any equity method investments.
Revenue Recognition
Revenue is generated primarily from sales of insulin pumps, single-use insulin cartridges and infusion sets to individual customers with third-party insurance coverage and through a network of distributors that resell the products to insulin-dependent diabetes customers. The Company recognizes revenue when it transfers control of the promised goods or services to customers in an amount that reflects the consideration to which the Company expects to be entitled in exchange for those goods or services, net of estimated rebates, prompt payment discounts and a provision for product returns.
Revenue Recognition for Arrangements with Multiple Performance Obligations
The Company considers the individual deliverables in its product offerings to be separate performance obligations. The transaction price is determined based on the net consideration to which the Company expects to be entitled, based either on the stated value in contractual arrangements or the estimated cash to be collected in non-contracted arrangements. The Company includes an estimate of variable consideration in the calculation of the transaction price at the time of sale. Variable consideration includes, but is not limited to: rebates, prompt payment discounts and a provision for product returns. The Company classifies these items as a reduction of accounts receivable when it is not required to make a payment and as a liability when it is required to make a payment.
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
Variable Consideration
The amount of variable consideration that is included in the transaction price is included in revenue only to the extent that it is probable that a significant reversal in the amount of the cumulative revenue recognized will not occur in a future period. The Company is subject to certain rebates on pricing programs with managed care organizations, such as pharmacy benefit managers and governmental and third-party commercial payors, and may vary by customer. The Company estimates provisions for rebates based on contractual arrangements, estimates of products sold subject to rebate, known market events or trends and channel inventory data. Estimated sales rebates included in other long-term liabilities have an estimated payment due date beyond twelve months from the balance sheet date. Accordingly, actual rebates paid may differ from estimated amounts recorded in the accompanying consolidated financial statements.

Revenue Recognition for Tandem Choice Program
From September 2022 to December 31, 2024, the Company offered a technology access program referred to as Tandem Choice that provided eligible in-warranty t:slim X2 customers in the United States with the flexibility to obtain the Tandem Mobi, once commercially available. The Company determined that the program created a material right for which a portion of each t:slim X2 pump sales transaction price was allocated and deferred. The Company began selling Tandem Mobi insulin pumps in February 2024 and eligibility for the Tandem Choice program ended at that time. Consequently, the Company ceased allocating and deferring a portion of the transaction price for the material right for pumps sold after that date. Eligible customers who purchased a t:slim X2 insulin pump during the program period had until December 31, 2024 to exercise the option to switch to the Tandem Mobi for a stated fee.
The Company recognized the deferred sales when the obligations under the Tandem Choice program were satisfied. If a customer elected to participate in the program, the Company recognized upgrade fees received, and the associated cost of goods sold, at the time of fulfillment. The remaining deferrals were recognized at program expiration on December 31, 2024. For the three months ended March 31, 2024, the Company deferred $1.1 million of pump sales as the result of Tandem Choice. There was no comparative adjustment to pump sales in the first quarter of 2025.
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
The following table provides a reconciliation of the changes in product warranty liabilities for the three months ended March 31, 2025 and 2024 (in thousands):

	Three Months Ended March 31,
	2025	2024
Balance at beginning of the period	$51,408	$37,173
Provision for warranties issued during the period	8,817	10,409
Settlements made during the period	(8,391)	(9,037)
Increases (decreases) in warranty estimates	376	(907)
Balance at end of the period	$52,210	$37,638
As of March 31, 2025 and December 31, 2024, total product warranty reserves were included in the following consolidated balance sheet accounts (in thousands):

	March 31, 2025	December 31, 2024
Other current liabilities	$31,224	$31,048
Other long-term liabilities	20,986	20,360
Total warranty reserve	$52,210	$51,408

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
For the three months ended March 31, 2025 and 2024, there was no difference in the weighted average number of shares used to calculate basic and diluted net loss per share due to the Company’s net loss position in each period.
Potentially dilutive securities outstanding and not included in the calculation of diluted net loss per share (because inclusion would be anti-dilutive) are as follows (in thousands, in common stock equivalent shares):

	Three Months Ended March 31,
	2025	2024
Options to purchase common stock	115	133
Unvested restricted stock units	3,230	3,132
Warrants to purchase common stock	194	194
Awards granted under the ESPP	389	224
Convertible senior notes (if-converted)	9,513	4,241
	13,441	7,924

Recently Issued Accounting Pronouncements
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

3. Short-Term Investments
The Company invests in marketable securities primarily consisting of debt instruments of the United States Government, United States Government-sponsored enterprises, and financial institutions and corporations with strong credit ratings. The following represents a summary of the estimated fair value of short-term investments at March 31, 2025 and December 31, 2024 (in thousands):

At March 31, 2025	Amortized Cost	Gross Unrealized Gain	Gross Unrealized Loss	Estimated Fair Value
Available-for-sale securities:
United States Government-sponsored enterprises	$114,031	$599	$(5)	$114,625
United States Treasury securities	93,418	130	(65)	93,483
Commercial paper	10,463	5	—	10,468
Corporate debt securities	93,266	191	(17)	93,440
Foreign government bonds	3,012	23	—	3,035
Total	$314,190	$948	$(87)	$315,051

At December 31, 2024	Amortized Cost	Gross Unrealized Gain	Gross Unrealized Loss	Estimated Fair Value
Available-for-sale securities:
United States Government-sponsored enterprises	$133,139	$275	$(134)	$133,280
United States Treasury securities	103,645	197	(140)	103,702
Commercial paper	23,225	39	—	23,264
Corporate debt securities	105,635	248	(47)	105,836
Foreign government bonds	$3,013	$—	$—	3,013
Total	$368,657	$759	$(321)	$369,095

The contractual maturities of available-for-sale debt securities as of March 31, 2025, were as follows (in thousands):

	Years to Maturity
At March 31, 2025	Within One Year	One to Two Years	Two to Three Years	Estimated Fair Value
United States Government-sponsored enterprises	$25,249	$82,369	$7,007	$114,625
United States Treasury securities	77,599	15,884	—	93,483
Commercial paper	10,468	—	—	10,468
Corporate debt securities	57,406	36,034	—	93,440
Foreign government bonds	—	—	3,035	3,035
Total	$170,722	$134,287	$10,042	$315,051

The Company has classified all marketable securities, regardless of maturity, as short-term investments based upon the Company’s ability and intent to use any of those marketable securities to satisfy the Company’s liquidity requirements.
The Company reviews the portfolio of available-for-sale debt securities quarterly to determine if any investment is impaired due to changes in credit risk or other potential valuation concerns. Unrealized losses on available-for-sale debt securities at March 31, 2025 were primarily due to an increase in market interest rates after certain debt securities were purchased, and the balance was not material to the Company’s quarterly results.

4. Composition of Certain Financial Statement Items
Accounts Receivable
Accounts receivable, net consisted of the following at March 31, 2025 and December 31, 2024 (in thousands):

	March 31,	December 31,
	2025	2024
Accounts receivable	$133,686	$121,836
Less: allowance for credit losses	(7,125)	(7,251)
Accounts receivable, net	$126,561	$114,585
Allowance for Credit Losses
The following table provides a reconciliation of the changes in the allowance for estimated accounts receivable credit losses for the three months ended March 31, 2025 and 2024 (in thousands):

	Three Months Ended March 31,
	2025	2024
Balance at beginning of the period	$7,251	$4,898
Provision for expected credit losses	1,431	2,198
Write-offs and adjustments, net of recoveries	(1,557)	(2,173)
Balance at end of the period	$7,125	$4,923

Inventories
Inventories consisted of the following at March 31, 2025 and December 31, 2024 (in thousands):

	March 31,	December 31,
	2025	2024
Raw materials	$31,001	$32,602
Work-in-process	35,671	33,517
Finished goods	74,493	83,493
Total inventories	$141,165	$149,612

5. Fair Value Measurements
The following table presents information about the Company’s financial assets and liabilities measured at fair value on a recurring basis as of March 31, 2025 and December 31, 2024, and indicates the fair value hierarchy of the valuation techniques used by the Company to determine such fair value (in thousands):

	Fair Value Measurements at March 31, 2025
	Total	Level 1	Level 2	Level 3
Assets
Cash equivalents(1)	$37,470	$37,470	$—	$—
United States Government-sponsored enterprises	114,625	—	114,625	—
United States Treasury securities	93,483	93,483	—	—
Commercial paper	10,468	—	10,468	—
Corporate debt securities	93,440	—	93,440	—
Foreign government bonds	3,035	—	3,035	—
Total assets	$352,521	$130,953	$221,568	$—

	Fair Value Measurements at December 31, 2024
	Total	Level 1	Level 2	Level 3
Assets
Cash equivalents(1)	$56,234	$56,234	$—	$—
United States Government-sponsored enterprises	133,280	—	133,280	—
United States Treasury securities	103,702	103,702	—	—
Commercial paper	23,264	—	23,264	—
Corporate debt securities	105,836	—	105,836	—
Foreign government bonds	3,013	—	3,013	—
Total assets	$425,329	$159,936	$265,393	$—
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
There were no transfers into or out of Level 3 assets during the three months ended March 31, 2025 and 2024, respectively.

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
The Company’s Convertible Senior Notes are carried at amortized cost on the consolidated balance sheets (see Note 7, “Debt”). The Company estimated the fair value of its convertible senior notes based on Level 2 quoted market prices as follows (in thousands):

	Fair Value Measurements at
	March 31, 2025	December 31, 2024
Convertible Senior Notes due 2025	$39,130	$39,130
Convertible Senior Notes due 2029	301,911	407,752
Total fair value of outstanding convertible senior notes	$341,041	$446,882

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
Headquarters Lease
In September 2021, the Company entered into a lease agreement for 181,949 square feet of general administrative, laboratory, and research and development office space (the Premises) located on High Bluff Drive in San Diego, California (Headquarters Lease). Possession of the Premises was to be tendered to the Company in two phases, with Phase I consisting of 143,850 rentable square feet, which commenced in 2022, and Phase II consisting of 38,099 rentable square feet, which commenced in the first quarter of 2025. The Headquarters Lease term expires in April 2035. The Company has two options to extend the term of the lease, with each option providing for an additional period of five years. The Headquarters Lease term was determined assuming the renewal options would not be exercised.
In December 2023, the Company entered into an agreement to sublease the Phase II portion of the leased premises under the Headquarters Lease, from January 2025 through March 2029, for which accounting commenced in January 2025. Future minimum payments for base rent due under Phase II of the Headquarters Lease, net of sublease rent, are estimated to be $3.0 million in total for 2025 through 2028, and $22.2 million in total for 2029 through 2035.
The Company recognizes the sublease income on a straight-line basis over the term of the sublease which is classified in the Company’s condensed consolidated statements of operations and comprehensive loss as a reduction of rent expense in selling, general and administrative expense (SG&A). The difference between sublease income recognized and cash received from the subtenant accrues as a deferred rent receivable.
Operating Lease Impairment Charges
As part of our evaluation of the sublease agreement related to the Headquarters Lease, the Company compared the estimated undiscounted sublease income to the net book value of the underlying right of use asset. Because the expected sublease income was less than the net book value of the sublease assets, the Company recorded a $3.6 million impairment charge in operating expenses in the first quarter of 2025 by reducing the net book value of the subleased assets to their estimated fair value, which is determined by discounting the estimated sublease income using the estimated incremental borrowing rate of the subtenant.
Additionally, during the first quarter of 2025, the Company relocated certain development activities from Lausanne, Switzerland to the United States. The Company reviewed the relocation activities and impact of losses on certain fixed assets associated with the lease. The Company also reviewed its assumptions for estimated future sublease income for its Vista Sorrento lease. As a result, the Company recorded a $3.1 million impairment charge in operating expenses, comprised of operating lease impairment charges and write off of fixed assets consisting primarily of leasehold improvements.

Supplemental Lease Disclosure Information
The Company’s lease costs recorded in the consolidated statements of operations were as follows (in thousands):

	Three Months Ended March 31,
	2025	2024
Operating lease cost (excluding sublease income)	$4,220	$4,051
Short-term lease cost	7	21
Loss on lease termination and right-of-use asset impairment charges	6,697	—
Sublease income, gross	$(566)	$—
Total lease cost	$10,358	$4,072
Maturities of operating lease liabilities at March 31, 2025 were as follows (in thousands):

Years Ending December 31,
2025	$15,838
2026	20,753
2027	21,048
2028	17,630
2029	16,553
Thereafter	97,125
Total undiscounted lease payments	188,947
Less: amount representing interest	(45,186)
Present value of operating lease liabilities	143,761
Less: current portion of operating lease liabilities	(20,713)
Operating lease liabilities - long-term	$123,048
The weighted-average remaining lease term and weighted-average discount rate for operating leases were as follows:

	March 31, 2025	December 31, 2024
Weighted-average remaining lease term (in years)	9.3	9.2
Weighted-average discount rate used to determine operating lease liabilities	5.7%	5.3%

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
The 2025 Notes are the Company’s senior unsecured obligations. Interest is payable in cash semi-annually in arrears beginning on November 1, 2020, at a rate of 1.50% per year. The 2025 Notes mature on May 1, 2025, unless repurchased, redeemed, or converted in accordance with their terms before the maturity date. As of March 31, 2025, the outstanding balance of the 2025 Notes was classified in current liabilities on the Company’s condensed consolidated balance sheet.

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
The net carrying amount of the Company’s convertible senior notes on the condensed consolidated balance sheets consisted of the following (in thousands):

	March 31, 2025	December 31, 2024
Principal amount:
Convertible Senior Notes Due 2025	$40,760	$40,760
Convertible Senior Notes Due 2029	316,250	316,250
Total principal amount	357,010	357,010
Unamortized debt issuance costs	(7,569)	(8,074)
Total debt, net	$349,441	$348,936
Less: current portion	(40,736)	(40,670)
Long-term senior convertible notes	$308,705	$308,266
As of March 31, 2025 and December 31, 2024, the if-converted value of the 2025 Notes did not exceed the principal amount. As of March 31, 2025, the if-converted value of the 2029 Notes did not exceed the principal amount. As of December 31, 2024, the if-converted value of the 2029 Notes exceeded the principal amount by $13.4 million.
The following table summarizes the effective interest rates for each of our convertible senior notes for the periods shown:

	Three Months Ended March 31,
	2025	2024
Effective interest rate:
Convertible Senior Notes Due 2025	2.2%	2.2%
Convertible Senior Notes Due 2029	2.1%	2.1%

The following table details interest expense related to the Notes recognized for the three months ended March 31, 2025, and 2024 (in thousands):

	Three Months Ended March 31,
	2025	2024
Contractual interest expense	$1,339	$1,145
Amortization of debt issuance costs	505	467
Total interest expense	$1,844	$1,612

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

2025 Capped Call Transactions

In connection with the issuance of the 2025 Notes, the Company entered into Capped Call Transactions in May 2020 with certain counterparties at a net cost of $34.1 million (2025 Capped Call Transactions). The 2025 Capped Call Transactions are expected generally to reduce potential dilution to the Common Stock upon any conversion of the 2025 Notes and/or offset any cash payments the Company is required to make in excess of the principal amount of converted 2025 Notes, as the case may be, with such reduction or offset subject to a cap. The cap price of the 2025 Capped Call Transactions is initially $173.18 per share of the Company’s common stock and is subject to certain adjustments under the terms of the 2025 Capped Call Transactions.

In connection with the repurchase of certain 2025 Notes, the Company entered into unwind agreements with the existing option counterparties on March 5, 2024 to terminate a portion of the existing 2025 Capped Call Transactions in a notional amount corresponding to the amount of 2025 Notes repurchased (the Unwind Transactions). In connection with the Unwind Transactions, the Company received $0.2 million in cash as a termination payment with respect to the portion of the existing 2025 Capped Call Transactions that were unwound. The amount received was based generally on the termination values of the unwound portions of the existing 2025 Capped Call Transactions.

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

Promissory Note Payable

In connection with the acquisition of Capillary Biomedical, Inc. in 2022, the Company assumed a $4.7 million promissory note payable. The promissory note accrues interest at the rate of 5.0% per year, and becomes due and payable upon the first sale or license of the commercialized product. At March 31, 2025 and December 31, 2024, the loan balance, including accrued interest, was $4.9 million and $4.8 million, respectively, and was included as a component of other long-term liabilities on the condensed consolidated balance sheets.

8. Stockholders’ Equity
Shares Reserved for Future Issuance
The following shares of the Company's common stock were reserved for future issuance at March 31, 2025 (in thousands):

Shares reserved for issuance upon conversion of Convertible Senior Notes	9,513
Shares underlying outstanding warrants	194
Shares underlying outstanding stock options	3,125
Shares underlying unvested restricted stock units	3,291
Shares authorized for issuance pursuant to awards granted under the ESPP	2,684
Shares authorized for future equity award grants	1,944
Total	20,751
Common Stock Warrants

Warrants outstanding to purchase shares of the Company's common stock as of March 31, 2025 were as follows:

Issue Date	Exercise Price Per Share	Warrants Outstanding	Expiration Date of Warrants Outstanding
March 2017	$23.50	193,788	March 2027
Each warrant allows the holder to purchase one share of common stock at the per share exercise price of the warrant.
Stock-Based Compensation
The following table summarizes the allocation of stock-based compensation expense included in the condensed consolidated statements of operations for all stock-based compensation arrangements (in thousands):

	Three Months Ended March 31,
	2025	2024
Cost of sales	$1,725	$2,070
Selling, general and administrative	16,377	13,288
Research and development	7,387	6,681
Total stock-based compensation expense	$25,489	$22,039
The total stock-based compensation expense capitalized as part of the cost of the Company’s inventories was $1.7 million at March 31, 2025, and $1.8 million at December 31, 2024.
Restricted Stock Units
Restricted stock units (RSUs) have a grant value equal to the closing price of the Company’s common stock on the award date.
The total number of RSUs granted and the respective weighted average grant date fair value were as follows:

	Three Months Ended March 31,
	2025	2024
RSUs granted	90,543	358,059
Weighted average grant date fair value (per share)	$27.33	$25.36

9. Employee Benefits
Defined Contribution Plans
The Company has defined contribution plans for certain of its employees. The Company’s largest defined contribution plan is the 401(k) plan for employees in the United States who are at least 18 years of age. Eligible employees may participate in the plan beginning on the first day of the calendar month following their date of hire. Unless they affirmatively elect otherwise, eligible employees are automatically enrolled in the plan following 30 days from their date of hire. Under the terms of the plan, eligible employees may make voluntary contributions as a percent of compensation and the Company may elect to match a discretionary percentage of employee contributions.

10. Income Taxes
For the three months ended March 31, 2025, the Company recognized income tax expense of $8.5 million on a pre-tax loss of $122.1 million. The Company calculated the provision for income taxes for the three months ended March 31, 2025 by applying an estimate of the annual effective tax rate for the full year to ordinary loss adjusted by the tax impact of discrete items. Income tax expense for the three months ended March 31, 2025 was primarily attributable to federal, state and foreign income tax expense as a result of current taxable income in certain jurisdictions.
For the three months ended March 31, 2024, the Company recognized income tax expense of $3.2 million on a pre-tax loss of $39.5 million. Income tax expense for the three months ended March 31, 2024 was primarily attributable to federal, state and foreign income tax expense as a result of current taxable income in certain jurisdictions. The Company calculated the provision for three months ended March 31, 2024 by applying an estimate of the annual effective tax rate for the full year to ordinary income (loss) adjusted by the tax impact of discrete items.
The Company continues to maintain a full valuation allowance against its net deferred tax assets as of March 31, 2025, based on the current assessment that it is not more likely than not these future benefits will be realized before expiration.

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
The Company’s CODM is the Chief Executive Officer (CEO), who evaluates segment performance based on segment net income (loss) on a consolidated basis. Segment net income (loss) was consistent with the net loss amounts reported in the Company’s condensed consolidated statement of operations and comprehensive loss for the three months ended March 31, 2025 and 2024. There were no significant segment expenses that are regularly provided to the CODM other than those reported in the Company’s condensed consolidated statement of operations and comprehensive loss for the three months ended March 31, 2025 and 2024.
The Company’s CODM is provided segment assets information on a consolidated basis for the evaluation of Company performance. Total segment assets were consistent with total assets reported in the Company’s condensed consolidated balance sheets for March 31, 2025 and December 31, 2024.
Disaggregation of Revenue

Segment revenues were consistent with revenue reported in the Company’s condensed consolidated statement of operations and comprehensive loss for the three months ended March 31, 2025 and 2024. The Company primarily sells its products through national and regional distributors in the United States on a non-exclusive basis, and through distribution partners outside the United States. In the United States and Canada, the Company also uses a direct sales force. The Company disaggregates its revenue by geography, major sales channel and product as management believes these categories best depict how the nature, amount and timing of revenues and cash flows are affected by economic factors.

Revenues by Geographic Region and Customer Sales Channel
During the three months ended March 31, 2025 and 2024, no individual country outside the United States generated revenue that represented more than 10% of total revenue. The table below sets forth revenues for the Company’s two primary geographical markets, based on the geographic location to which its products are shipped (in thousands):

	Three Months Ended March 31,
	2025	2024
United States	$150,632	$129,761
Outside the United States	83,790	61,913
Total Sales	$234,422	$191,674
Revenues by Product
During the three months ended March 31, 2025 and 2024, sales by product were as follows (in thousands):

	Three Months Ended March 31,
	2025	2024
Pump	$102,091	$87,287
Supplies and other	132,331	105,533
Net revenue deferred for Tandem Choice program	—	(1,146)
Total Sales	$234,422	$191,674
Sales to distributors accounted for 60% and 61% of the Company’s United States sales for the three months ended March 31, 2025 and March 31, 2024, respectively. Sales to distributors accounted for the vast majority of the Company’s sales outside the United States for the three-month periods ended March 31, 2025 and 2024.

12. Acquisitions
In December 2022, the Company entered into a share purchase agreement to acquire all of the registered shares of AMF Medical (Original Transaction). AMF Medical is the original developer of the Sigi Patch Pump, which continued to be under development and was not yet commercially available as of March 31, 2024.
In the first quarter of 2023, the Company completed the acquisition of AMF Medical. The total aggregate consideration for the Original Transaction included a previous strategic investment of Swiss Francs (CHF) 8.0 million made in the third quarter of 2022, a cash payment of CHF 62.4 million paid at the closing of the Transaction, and additional contingent earnout payments of up to CHF 129.6 million. The contingent consideration was to be recognized as certain defined contingencies were resolved and the respective consideration was paid or became payable.
The transaction was accounted for as an asset acquisition as substantially all the value of the gross assets was concentrated in a single asset. The Company recorded a $78.8 million charge in 2023 representing the value of acquired in-process research and development assets with no alternative future use, including acquisition-related expenses, on its condensed consolidated statements of operations in acquired in-process research and development expenses (IPR&D).
In January 2025, the Company entered into a revised agreement that removed contingent liabilities previously included in the Original Transaction. Under the revised term, the Company agreed to pay CHF 68 million, consisting of a CHF 40 million payment made in January 2025 and a final payment of CHF 28 million due in October 2025. All other payment obligations in the Original Transaction were removed. The total amount of CHF 68 million was recognized as acquired IPR&D in the Company’s condensed consolidated statement of operations and comprehensive loss. As of March 31, 2025, the remaining CHF 28 million was recorded as a short-term accrued liability for $31.1 million on the Company’s condensed consolidated balance sheet.

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
In December 2023, F. Hoffman-La Roche AG and Roche Diabetes Care GmbH (collectively, Roche), filed an infringement action at the UPC, Dusseldorf Division (UPC Dusseldorf) against Tandem Diabetes Care, Inc. and Tandem Diabetes Care Europe B.V. and Tandem’s distributors in Germany, France, the Netherlands and Denmark. Roche alleges our t:slim X2 insulin pump, and the offering, marketing, using, importing, possessing, and supplying of such devices infringe EP Patent No. 1 970 677 B1 (the ‘677 patent). While Roche contends that Tandem’s t:slim X2 pump infringes the ‘677 patent, we contend that our t:slim X2 pump does not infringe the ‘677 patent. Furthermore, we contend that the claims of the ‘677 patent are invalid over the prior art and should be revoked. Roche seeks, among other things, damages and other monetary relief, costs and expenses of the legal proceedings, and an order to cease and desist the allegedly infringing activities. On April 9, 2025, the UPC Dusseldorf held a hearing on Roche’s action asserting infringement of the ‘677 patent, Tandem and its distributors’ counterclaims that the t:slim X2 pump does not infringe the ‘677 patent, and Tandem and its distributors’ actions to revoke the claims of the ‘677 patent. The action seeks unspecified monetary damages and other relief. The UPC Dusseldorf is expected to issue a ruling on May 22, 2025.
Although the Company intends to vigorously defend against these claims, there is no guarantee that the Company will prevail. Accordingly, the Company is unable to determine the ultimate outcome of this lawsuit or determine the amount or range of potential losses associated with the lawsuit.
From time to time, the Company is involved in various other legal proceedings, regulatory matters, and other disputes or claims arising from or related to claims incident to the normal course of the Company’s business activities, including actions with respect to intellectual property, data privacy, employment, regulatory, product liability and contractual matters. Although the results of such legal proceedings and claims cannot be predicted with certainty, as of March 31, 2025 the Company believes it is not currently a party to any other legal proceedings, regulatory matters, or other disputes or claims for which a material loss was considered probable or for which the amount or range of loss was reasonably estimable. However, regardless of the merit of the claims raised or the outcome, legal proceedings may have an adverse impact on the Company as a result of defense and settlement costs, diversion of management time and resources, and other factors.
Letters of Credit
As of March 31, 2025, in connection with one of the Company’s operating leases (see Note 6, “Leases”), the Company had a $4.9 million unsecured irrevocable standby letter of credit arrangement with a bank, under which the landlord of the building is the beneficiary. The Company is required to maintain the standby letter of credit throughout the term of the lease, which expires in April 2035.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.
You should read the following discussion and analysis together with our financial statements and related notes in Part I, Item 1 of this Quarterly Report on Form 10-Q for the quarter ended March 31, 2025 (Quarterly Report).
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
In addition, statements that “we believe” and similar statements reflect our beliefs and opinions on the relevant subject. These statements are based upon information available to us as of the date of this Quarterly Report, and while we believe such information forms a reasonable basis for such statements, such information may be limited or incomplete, and our statements should not be read to indicate that we have conducted an exhaustive inquiry into, or review of, all potentially available relevant information. These statements are inherently uncertain and investors are cautioned not to unduly rely upon these statements.
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
Overview
We are a global insulin delivery and diabetes technology company focused on the design, development and commercialization of technology solutions that reduce the burden of diabetes management. We consider our primary addressable market to be people who live with type 1 diabetes. We recently expanded our addressable market in the United States following U.S. Food and Drug Administration (FDA) clearance of our products for people living with type 2 diabetes, ages 18 and older who require intensive insulin therapy. Diabetes management can vary greatly from person-to-person, creating multiple market segments based on clinical needs and personal preferences. Our goal is to address the individual needs of people with insulin-dependent diabetes and their care team, by offering flexibility and choice in intelligent insulin delivery systems, through an accessible portfolio of market-leading pumps, applications, and insights.

From inception in 2012 through 2018, we derived nearly all of our sales from the shipment of insulin pumps and associated supplies to customers in the United States. Starting in the third quarter of 2018, we began selling in select geographies outside the United States and our technology solutions are now available in 25 countries worldwide.
Through our portfolio approach, we offer people living with diabetes a choice in their therapy management system based on their individual needs and preferences. In support of this strategy, our portfolio includes both the t:slim X2 and the Tandem Mobi insulin pumps. The Tandem Mobi insulin pump is the world’s smallest durable automated insulin delivery (AID) system. At approximately half the size of our t:slim X2 pump, Tandem Mobi is designed for people who seek even greater discretion and flexibility, and includes features such as expanded pump-control from our iOS mobile application, inductive charging, and an on-pump button that can be used for bolusing and other actions. Beginning in early 2024, we scaled the commercial release of Tandem Mobi in the United States, first offering CGM integration with the Dexcom G6 sensor beginning in February 2024 followed by the Dexcom G7 beginning in June 2024.
The vast majority of our customers use their insulin pump with CGM integration. This allows their insulin pump to receive CGM sensor readings, which can then be used in our AID algorithms, including our Control-IQ technology. Control-IQ is an advanced hybrid-closed loop feature designed to help increase a user’s time in their targeted glycemic range. Multiple studies, including four publications in the New England Journal of Medicine with the most recent in March 2025, have demonstrated that use of Control-IQ technology provides people across all demographics with improved clinical outcomes that are both immediate and sustained.
The t:slim X2 was the first pump in the industry on which remote software updates were made commercially available in the United States and is now also available in the countries we serve worldwide. This feature allows our t:slim X2 and Tandem Mobi customers to update their pump software independently. We believe this offering is a competitive advantage that allows us to bring our customers clinical and lifestyle enhancements within their warranty cycle without having to purchase a new pump. These enhancements include new developments in our AID technology, CGM integrations and mobile app features. For example, we recently offered a pump software update to allow Tandem pump users access to the latest generation of our algorithm, Control-IQ+ technology, offering greater levels of personalization and flexibility within our algorithm.
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
•High inflation, fluctuations in foreign currency valuations, uncertainty regarding tariffs and trade relations, and the effects of other macroeconomic factors and concerns have disrupted and may continue to disrupt our relationships with suppliers, third-party manufacturers, healthcare providers, distributors and our existing or potential customers.

Components of Results of Operations
Sales
We offer products for people with insulin-dependent diabetes, including a portfolio of hardware platforms, single-use insulin cartridges and infusion sets, data management platforms and mobile applications. Our primary customers are the end users of our products, non-exclusive distribution partners whose level of service varies based on geography, the healthcare professionals who prescribe our products and the healthcare systems or payors who provide insurance coverage and access to our products. Our sales may fluctuate from period to period, particularly due to seasonality in the United States associated with the timing of insurance deductible resets, which generally reflect in a significant decline in pump shipments from any fourth quarter to the following first quarter. Therefore, the lowest percentage of sales is typically reported in the first quarter of each calendar year and the highest percentage is typically reported in the fourth quarter. See also “Trends and Uncertainties Impacting Financial Results — Markets, Seasonality, Competition, and Product Launches” above.
From September 2022 through February 2024, we offered the Tandem Choice program to eligible t:slim X2 customers to provide a pathway to ownership of Tandem Mobi for a fee once available. Eligible customers who purchased a t:slim X2 insulin pump during the program period had until December 31, 2024 to exercise the option to switch to the Tandem Mobi for a stated fee. The accounting treatment for Tandem Choice was complex (see Note 2, “Summary of Significant Accounting Policies”). The program required the deferral of some portion of sales for shipments of eligible pumps between the third quarter of 2022 and the first quarter of 2024. No election was made by the customer at the time of the initial sale, nor did the right offered to the customer impact the economics associated with how or when the initial pump sale was reimbursed. When a customer elected to participate in Tandem Choice, we recognized the existing sales deferral, incremental fees received and the associated costs of goods sold for the new insulin pump, Tandem Mobi, at the time of fulfillment. Qualifying customers were able to elect participation in Tandem Choice starting near the end of the second quarter of 2024. The remaining deferral balance was recognized as revenue when the program ended on December 31, 2024.
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
Acquired In-process Research and Development (IPR&D)
Acquired IPR&D reflects costs of external research and development projects acquired directly in a transaction other than a business combination, which do not have an alternative future use.
Other Income and Expense
Other income and expense primarily consist of interest earned on our cash equivalents and short-term investments, income or loss from equity method investments, foreign currency transaction gains and losses and interest expense which includes the amortization of debt issuance costs related to our convertible senior notes.
Income Tax Expense (Benefit)
Because the Company maintains a full valuation allowance against its net deferred tax assets, income tax expense is expected to primarily consist of current federal, state and foreign cash tax expense as a result of taxable income anticipated or incurred in those jurisdictions.

Results of Operations

	Three Months Ended March 31,
(in thousands, except percentages)	2025	2024
Sales:
United States	$150,632	$129,761
Outside the United States	83,790	61,913
Total sales	234,422	191,674
Cost of sales	116,015	97,002
Gross profit	118,407	94,672
Gross margin	51%	49%
Operating expenses:
Selling, general and administrative	113,853	90,106
Research and development	50,215	46,244
Acquired in-process research and development expenses	75,217	—
Total operating expenses	239,285	136,350
Operating loss	(120,878)	(41,678)
Other income (expense), net:
Interest income and other, net	4,193	5,314
Interest expense	(1,862)	(1,897)
Loss from equity method investments	(3,542)	—
Loss on extinguishment of debt	—	(1,268)
Total other income (expense), net	(1,211)	2,149
Loss before income taxes	(122,089)	(39,529)
Income tax expense	8,467	3,186
Net loss	$(130,556)	$(42,715)

Comparison of the Three Months Ended March 31, 2025 and 2024
Sales
For the three months ended March 31, 2025, we shipped nearly 29,000 pumps worldwide. Sales were $234.4 million, which included $83.8 million of sales outside the United States. Sales were $191.7 million for the three months ended March 31, 2024, which included $61.9 million of sales outside the United States. For the three months ended March 31, 2024, we deferred $1.1 million of pump sales as the result of Tandem Choice.

Sales by product in the United States were as follows (in thousands):

	Three Months Ended March 31,
	2025	2024
Pump	$72,141	$61,720
Supplies and other	78,491	69,187
Net revenue deferred for Tandem Choice program	—	(1,146)
Total Sales in the United States	$150,632	$129,761
Pump sales in the United States increased primarily due to growth in pump shipments to over 17,000 in the first quarter of 2025, compared to 15,000 in the first quarter of 2024. Sales of pump-related supplies increased as a result of volume growth, as well as an increase in average selling prices. Sales in the first quarter of 2024 were reduced by $1.1 million from sales deferrals related to Tandem Choice, for which there were no comparable adjustments in 2025.
Sales by product outside the United States were as follows (in thousands):

	Three Months Ended March 31,
	2025	2024
Pump	$29,950	$25,567
Supplies and other	53,840	36,346
Total Sales Outside the United States	$83,790	$61,913
For the first quarter of 2025, both pumps and pump-related supply sales increased due to a year-over-year increase in volumes, with pump shipments growing to over 11,000 pumps for the first quarter of 2025, compared to 10,000 in the first quarter of 2024.
Cost of Sales and Gross Profit
Our cost of sales for the three months ended March 31, 2025 was $116.0 million, resulting in gross profit of $118.4 million, compared to cost of sales of $97.0 million and gross profit of $94.7 million for the same period in 2024. The gross margins for the three-month periods ended March 31, 2025 and 2024 were 51% and 49%, respectively. This increase in gross margin was primarily driven by an improvement in pump manufacturing and non-manufacturing costs per unit.
Operating Expenses
Our operating expenses for the three months ended March 31, 2025 were $239.3 million, compared to $136.4 million for the three months ended March 31, 2024. The $102.9 million increase was primarily driven by a $75.2 million charge to IPR&D in connection with the revised AMF purchase agreement (see Note 12, “Acquisitions”), as well as costs related to operating lease impairment and restructuring charges related to relocation of certain research and development activities and sales force expansion.

Selling, General and Administrative Expenses. SG&A expenses, including one-time charges for non-recurring facility impairment costs of $6.7 million and restructuring costs of $2.2 million, were $113.9 million for the three months ended March 31, 2025, compared to $90.1 million for the same period in 2024. After one-time costs, the remaining increase was largely driven by higher employee-related expenses of $11.0 million due to increased headcount and sales force expansion.

	Three Months Ended March 31,
	2025	2024
Selling, general and administrative	$104,966	$90,106
Non-recurring facility impairment costs	6,697	—
Restructuring costs	2,190	—
Total SG&A expenses	$113,853	$90,106
Research and Development Expenses. R&D expenses, including one-time charges for non-recurring restructuring costs of $2.3 million, increased to $50.2 million for the three months ended March 31, 2025, from $46.2 million for the same period in 2024. After one-time costs, the remaining increase in R&D expenses was primarily the result of other employee expenses.

	Three Months Ended March 31,
	2025	2024
Research and development	47,935	46,244
Restructuring costs	2,280	—
Total R&D expenses	$50,215	$46,244
Acquired In-Process Research and Development (IPR&D) Expenses. Acquired IPR&D expenses were $75.2 million for the three months ended March 31, 2025, which represented costs associated with the revised AMF purchase agreement (see Note 12, “Acquisitions”). We did not incur any IPR&D expenses for the three months ended March 31, 2024.
Other Income (Expense), Net
Total other income (expense), net for the three months ended March 31, 2025 was a $1.2 million loss, compared to $2.1 million of income for the same period in 2024. Other expense, net for the three months ended March 31, 2025 primarily consisted of $3.5 million loss on equity investment and $1.9 million of interest expense which included the amortization of debt issuance costs related to our convertible senior notes due 2025 and 2029 (the 2025 Notes and the 2029 Notes, respectively), offset by $4.3 million of interest income earned on our cash equivalents and short-term investments. Other income, net for the three months ended March 31, 2024 primarily consisted of $5.3 million of interest income earned on our cash equivalents and short-term investments, partially offset by $1.9 million of interest expense which included the amortization of debt issuance costs related to the 2025 Notes and the 2029 Notes. We also incurred a loss on debt extinguishment of $1.3 million during the three months ended March 31, 2024.
Income Tax Expense
We recognized income tax expense of $8.5 million on a pre-tax loss of $122.1 million for the three months ended March 31, 2025, compared to income tax expense of $3.2 million on a pre-tax loss of $39.5 million for the three months ended March 31, 2024. Income tax expense for the three months ended March 31, 2025 and 2024 was primarily attributable to federal, state and foreign income tax expense as a result of current taxable income in certain jurisdictions.
Liquidity and Capital Resources
At March 31, 2025, we had $368.6 million in cash and cash equivalents and short-term investments. We believe that our cash and cash equivalents, short-term investments, and future cash flows from operations will be sufficient to fund our ongoing core business activities for at least the next 12 months.
Our historical cash outflows have primarily been associated with cash used for operating activities such as research and development activities, sales, marketing and commercialization of our products worldwide, expansion of clinical and customer support organizations, the acquisition of intellectual property, equity investments and asset acquisitions, capital expenditures and debt service costs.

Historically, our principal sources of cash have included cash collected from product sales, private and public offerings of equity securities, exercises of employee stock awards and debt financing. We expect to rely on these sources of cash, primarily from product sales, to fund our material cash requirements in both the short and long term.
The following table shows a summary of our cash flows for the three months ended March 31, 2025, and 2024 (in thousands):

	Three Months Ended March 31,
	2025	2024
Net cash provided by (used in):
Operating activities	$(18,278)	$(7,996)
Investing activities	9,186	(5,056)
Financing activities	(4,688)	13,586
Effect of foreign exchange rate changes on cash	(1,880)	(423)
Net increase (decrease) in cash and cash equivalents	$(15,660)	$111
Operating Activities. Net cash used in operating activities was $18.3 million for the three months ended March 31, 2025, compared to $8.0 million used in the same period in 2024. For the three months ended March 31, 2025, net loss was $130.6 million, net non-cash adjustments were $118.1 million, and changes in working capital balances was a decrease of $5.8 million. For the three months ended March 31, 2024, net loss was $42.7 million, net non-cash adjustments were $29.8 million and change in working capital balances was an increase of $4.9 million.
Investing Activities. Net cash provided by investing activities was $9.2 million for the three months ended March 31, 2025, which primarily consisted of $65.1 million in proceeds from maturities and redemptions of short-term investments, offset by $43.5 million paid for IPR&D, $9.5 million in purchases of short-term investments, and $3.0 million in purchases of property and equipment. Net cash used in investing activities was $5.1 million for the three months ended March 31, 2024, which primarily consisted of $84.2 million in purchases of short-term investments, and $4.5 million in purchases of property and equipment, offset by $83.7 million in proceeds from maturities and redemptions of short-term investments.
Financing Activities. Net cash used in financing activities was $4.7 million for the three months ended March 31, 2025, which consisted of payments for tax withholdings related to the issuance of common stock under our stock plans, partially offset by proceeds received from common stock issuances for the period. Net cash provided by financing activities was $13.6 million for the three months ended March 31, 2024, which primarily consisted of net proceeds of $306.9 million from the issuance of the 2029 Notes, offset by $246.1 million used in the repurchase of the 2025 Notes, $30.0 million used to repurchase and retire common stock and $15.8 million used to purchase Capped Call Options related to the 2029 Notes. In addition, $1.5 million was used in payments for tax withholdings related to the issuance of common stock under our stock plans.
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
•fluctuations in costs, gross and operating margins; and
•fluctuations in working capital, including changes in accounts receivable, inventories, accounts payable, employee-related liabilities, and operating lease liabilities.
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
There have been no material changes to our critical accounting policies and estimates from the information provided in Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Critical Accounting Policies Involving Management Estimates and Assumptions,” included in our Annual Report on Form 10-K for the year ended December 31, 2024.

Item 3. Quantitative and Qualitative Disclosures about Market Risk.
There were no material changes to our quantitative and qualitative disclosures about market risk during the three months ended March 31, 2025. See Part II, Item 7A of our Annual Report on Form 10-K for the fiscal year ended December 31, 2024 for a detailed discussion of our market risks.
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
As of March 31, 2025, we carried out an evaluation, under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based on this evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective at a reasonable assurance level as of March 31, 2025.
Our disclosure controls and procedures are designed to provide reasonable assurance of achieving their objectives as specified above. However, management does not expect that our disclosure controls and procedures will prevent or detect all errors and fraud. Any control system, no matter how well designed and operated, is based upon certain assumptions and can provide only reasonable, not absolute, assurance that its objectives will be met. Further, no evaluation of controls can provide absolute assurance that misstatements due to error or fraud will not occur or that all control issues and instances of fraud, if any, within the Company have been detected.
Changes in Internal Control over Financial Reporting
There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) during the quarter ended March 31, 2025 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION
Item 1. Legal Proceedings.
Except as set forth above under the caption “Commitments and Contingencies - Legal and Regulatory Matters” in Part I, Notes to Unaudited Condensed Consolidated Financial Statements, Note 13 of this Quarterly Report, as of March 31, 2025, we do not believe there are any material pending legal proceedings to which we or any of our subsidiaries are a party or of which any of our property is subject. See also “Patent litigation in the medical device industry is common, and we may be subject to litigation that could cause us to incur substantial costs and divert the attention of management from our business” in Part II, Item 1A of this Quarterly Report.
Item 1A. Risk Factors.
Below is a summary of material factors that make an investment in our securities speculative or risky. Importantly, this summary does not address all of the risks that we face. Additional discussion of the risks summarized in this risk factor summary, as well as other risks that we face, can be found below immediately after this summary, and should be carefully considered, together with other information in this Quarterly Report and the Annual Report, before making investment decisions regarding our securities.
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
Risks Related to Macroeconomic Conditions and External Factors
•International trade policies, including tariffs, sanctions and trade barriers may adversely affect our business, financial condition, and operating results.
•Uncertainty in current global economic and political conditions could adversely affect our ability to predict product demand and impact our financial results and make it more likely that our actual results could differ materially from expectations.
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

An investment in our common stock, or in securities convertible into or exchangeable for our common stock, involves a high degree of risk. You should carefully consider the risks described below, together with all of the other information included in this Quarterly Report, as well as in our other filings with the SEC, in evaluating our business. If any of the following risks actually occur, our business, financial condition, operating results and future prospects could be materially and adversely affected. In that case, the trading price of our common stock may decline and you might lose all or part of your investment. The risks described below are not the only ones we face. Additional risks that we currently do not know about or that we currently believe to be immaterial may also impair our business, financial condition, operating results, liquidity, and future prospects. Certain statements below are forward-looking statements. For additional information, see the cautionary note regarding forward-looking statements at the beginning of Part I, Item 2, Management’s Discussion and Analysis of Financial Condition and Results of Operations of this Quarterly Report.

The risk factors set forth below marked with an asterisk (*) next to the title did not appear as separate risk factors in, or contain changes to the similarly titled risk factor included in, Part I, Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2024.
Risks Related to Our Business and Our Industry
We have incurred significant operating losses since inception and cannot assure you that we will achieve sustained profitability.*
Since our inception in January 2006, we have incurred a significant net loss. As of March 31, 2025, we had an accumulated deficit of $1.2 billion. To date, we have funded our operations primarily through cash collected from product sales, private and public offerings of our equity securities, and debt financings. We have devoted substantially all of our resources to the design, development and commercialization of our products, the scaling of our manufacturing and business operations, and the research and development of our current products and products under development.
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
We believe that there will continue to be proposals by legislators at both the federal and state levels, regulators and third-party payors to reduce costs while expanding individual healthcare benefits, particularly in light of the change of administration. The current administration is pursuing policies to reduce regulations and expenditures across government including at the U.S. Department of Health and Human Services (HHS), the FDA, CMS and related agencies. It is possible that certain of these changes could impose additional limitations on the rates we will be able to charge for our current and future products or the amounts of reimbursement available for our current and future products from governmental agencies or third-party payors. Current and future healthcare reform legislation and policies could have a material adverse effect on our business and financial condition.
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

•changes in tariffs, trade barriers and regulatory requirements;

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
From time to time, we have financed our liquidity needs under various credit arrangements and we may borrow additional funds in the future. For example, in May 2020, we completed the offering of $287.5 million aggregate principal amount of 1.50% Convertible Senior Notes due 2025 (the 2025 Notes), which are governed by the terms of an indenture (the 2025 indenture). In March 2024, we completed the offering of $316.3 million aggregate principal amount of 1.50% Convertible Senior Notes due 2029 (the 2029 Notes and, together with the 2025 Notes, the Notes), which are governed by the terms of an indenture (the 2029 indenture and, together with the 2025 Notes, the indentures). In March 2024, we used the proceeds from the offering of the 2029 Notes to repurchase approximately $246.7 million aggregate principal amount of the 2025 Notes in privately negotiated transactions with holders of the 2025 Notes and as of March 31, 2025, we had approximately $40.8 million aggregate principal amount of the 2025 Notes outstanding. The Notes are our senior unsecured obligations, and interest on the Notes is payable in cash semi-annually at a rate of 1.50% per year.
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
As of March 31, 2025, we had $368.6 million in cash, cash equivalents and short-term investments. Our management expects the continued growth of our business, including the expansion of our customer service infrastructure to support our growing base of customers, our plans to continue expanding commercial sales of our products outside of the United States, the growth of our manufacturing and warehousing operations, and the increase of our facility footprint to accommodate additional headcount and R&D activities, will continue to increase our expenses. In addition, the amount of our future product sales is difficult to predict and actual sales may not be in line with our forecasts. Accordingly, our future capital requirements will depend on many factors, including:
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

Risks Related to Macroeconomic Conditions and External Factors
International trade policies, including tariffs, sanctions and trade barriers may adversely affect our business, financial condition and operating results.*
We operate in a global economy, and our business depends on a global supply chain for the development, manufacturing, and distribution of our products, and for the advancement of our preclinical and clinical development programs. Based on the complex relationships between the United States and certain foreign countries, there is inherent risk that political, diplomatic and national security influences might lead to trade disputes, trade restrictions, tariffs and impacts and/or disruptions to our operations. There is currently significant uncertainty about the future relationship between the United States and China, Mexico, Canada, the European Union and other foreign countries, including uncertainty with respect to trade policies, treaties, tariffs, taxes, and other limitations on cross-border operations. We import various components, subcomponents and finished products from both Mexico and China and tariffs, trade barriers, and other regulatory requirements could have an adverse effect on our business, financial condition and operating results, the extent of which cannot be predicted with certainty at this time. While we currently rely on existing tariff exemptions, our pumps require FDA clearance, CE marking, and other regulatory approvals that specify our manufacturing processes and component suppliers, making changes to processes and/or suppliers that are less affected by tariffs, trade barriers or other regulatory requirements, difficult and costly. Changes to suppliers or manufacturing locations may require regulatory resubmissions and new approvals, a process that takes significant time and costs. These regulatory constraints significantly limit our ability to quickly adapt our supply chain in response to tariff changes. Moreover, the dynamic and unpredictable tariff and trade landscape creates substantial uncertainty and significant planning challenges for our operations. Changes in tariff classifications, exemptions, country-of-origin requirements, or customs procedures can occur with limited notice. This uncertainty complicates our long-term investment decisions regarding manufacturing facilities, supply chain optimization, and research and development locations.
Current or future tariffs could also result in increased research and development expenses, including with respect to increased costs associated with raw materials, laboratory equipment and research materials and components. Trade restrictions affecting the import of materials necessary for clinical trials could result in delays to our development timelines. Increased development costs and extended development timelines could place us at a competitive disadvantage compared to companies operating in regions with more favorable trade relationships and could reduce investor confidence and negatively impact our business, financial condition and operating results.
Foreign governments may also adopt non-tariff measures, such as procurement preferences or informal disincentives to engage with, purchase from or invest in U.S. entities, which may limit our ability to compete internationally and attract non-U.S. investment, employees, customers and suppliers. Foreign governments may also take other retaliatory actions against U.S. entities, such as decreased intellectual property protection, increased enforcement actions, or delays in regulatory approvals, which may result in heightened international legal and operational risks. In addition, the United States and other governments have imposed and may continue to impose additional sanctions, such as trade restrictions or trade barriers, which could restrict us from doing business directly or indirectly in or with certain countries or parties and may impose additional costs and complexity to our business.
Trade disputes, tariffs, restrictions and other political tensions between the United States and other countries may also exacerbate unfavorable macroeconomic conditions including inflationary pressures, foreign exchange volatility, financial market instability, and economic recessions or downturns. The ultimate impact of current or future tariffs and trade restrictions remains uncertain and could materially and adversely affect our business, financial condition, and growth prospects. While we actively monitor these risks, any prolonged economic downturn, escalation in trade tensions, or deterioration in international perception of U.S.-based companies could materially and adversely affect our business, ability to access the capital markets or other financing sources, results of operations, financial condition and growth prospects. In addition, tariff and trade developments have and may continue to heighten the risks related to the other risk factors described elsewhere in this report.

Uncertainty in current global economic and political conditions could adversely affect our ability to predict product demand and impact our financial results and make it more likely that our actual results could differ materially from expectations.
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

In the ordinary course of business, we may transfer personal data from Europe and other jurisdictions to the United States or other countries. Europe and other jurisdictions have enacted laws requiring certain data to be localized or limiting the transfer of personal data to other countries. In particular, the European Economic Area (EEA) and the UK have significantly restricted the transfer of personal data to the United States and other countries whose data privacy laws it deems inadequate. Other jurisdictions may adopt or have already adopted similarly stringent data localization and cross-border data transfer laws. Although there are currently various mechanisms that may be used to transfer personal data, these mechanisms are subject to legal challenges. If these legal challenges change or invalidate these transfer mechanisms, there is no assurance that we can satisfy or rely on these measures to lawfully transfer personal data to the United States. If there is no lawful mechanism for us to transfer personal data, or if the requirements for a legally compliant transfer are too onerous, we could face significant adverse consequences. Additionally, companies that transfer personal data out of the EEA and UK to other jurisdictions, particularly to the United States, are subject to increased scrutiny from regulators, individual litigants, and activist groups.
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
In December 2023, F. Hoffman-La Roche AG and Roche Diabetes Care GmbH (collectively, Roche), filed an infringement action at the UPC, Dusseldorf Division (UPC Dusseldorf) against Tandem Diabetes Care, Inc. and Tandem Diabetes Care Europe B.V. and Tandem’s distributors in Germany, France, the Netherlands and Denmark. Roche alleges our t:slim X2 insulin pump, and the offering, marketing, using, importing, possessing, and supplying of such devices infringe EP Patent No. 1 970 677 B1 (the ‘677 patent). While Roche contends that Tandem’s t:slim X2 pump infringes the ‘677 patent, we contend that our t:slim X2 pump does not infringe the ‘677 patent. Furthermore, we contend that the claims of the ‘677 patent are invalid over the prior art and should be revoked. Roche seeks, among other things, damages and other monetary relief, costs and expenses of the legal proceedings, and an order to cease and desist the allegedly infringing activities. On April 9, 2025, the UPC Dusseldorf held a hearing on Roche’s action asserting infringement of the ‘677 patent, Tandem and its distributors’ counterclaims that the t:slim X2 pump does not infringe the ‘677 patent, and Tandem and its distributors’ actions to revoke the claims of the ‘677 patent. The UPC Dusseldorf is expected to issue a ruling on May 22, 2025.
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
In addition, the exit of the UK from the EU, commonly referred to as “Brexit” could lead to further regulatory divergence between the EU and the UK. On May 26, 2021, the MDR became applicable in the EU. However, the MDR is not applicable in Great Britain (i.e., England, Wales and Scotland), but does apply in Northern Ireland. In Great Britain, medical devices are governed by the Medical Devices Regulations 2002 (SI 2002 No 618, as amended) (UK MDR 2002) which, for the time being, retains a regulatory framework similar to the framework set out by the MDD. The UK’s regulator, the Medicines & Healthcare products Regulatory Agency, or MHRA, has published a roadmap to new regulations for medical devices. The first of the regulations, which strengthen post-market surveillance requirements is scheduled to come into force on June 17, 2025. Further updated regulations are scheduled to follow in 2025 and 2026. Should the UK or Great Britain further diverge from the EU from a regulatory perspective, tariffs could be put into place in the future. We could therefore, both now and in the future, face significant additional expenses to operate our business, which could significantly and materially harm or delay our ability to generate revenue or achieve profitability of our business. Any further changes in international trade, tariff and import/export regulations as a result of Brexit or otherwise may impose unexpected duty costs or other non-tariff barriers on us. These developments, or the perception that any of them could occur, may significantly reduce global trade and, in particular, trade between the EU and the UK.
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
Climate-related events, including the increasing frequency of extreme weather events and their impact on the United States, Mexico, Canada, and other major regions’ critical infrastructure along with potential related regulations, have the potential to disrupt our business, our third-party suppliers, and/or the business of our customers. For example, our third-party contract manufacturers are located in regions subject to natural disasters, including earthquakes, hurricanes, floods, wildfires and other catastrophic events. We strive to partner with organizations that mitigate their business risks associated with climate change. However, we recognize that inherent risks related to climate change, other extreme weather conditions and related regulations exist wherever global business is conducted. While these dangers currently have a low-assessed risk of disrupting our normal business operations, they pose a potential long-term impact on our business.
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
Our tax obligations and effective tax rate in the jurisdictions in which we conduct business could increase, including as a result of the base erosion and profit shifting (BEPS) project led by the OECD and other initiatives led by the OECD or the European Commission. In particular, the OECD is leading work on an iteration of the project based on two “pillars,” involving the reallocation of taxing rights with respect to certain multinational enterprises above a fixed profit margin to the jurisdictions in which they carry on business (subject to certain revenue threshold rules which we do not currently meet but may meet in the future) (Pillar One) and imposing a minimum effective corporate tax rate on certain multinational enterprises (Pillar Two). A number of countries in which we conduct business, including through our subsidiaries, such as the Netherlands and Switzerland, have enacted, or are in the process of enacting, core elements of the Pillar Two rules. Based on the minimum revenue thresholds contained in the Pillar Two rules, we expect that we are likely to fall within their scope in the short-to-medium term, subject to the application of any relevant transition or safe harbor rules. We are monitoring developments and evaluating the potential impacts of these new rules, including on our effective tax rates and associated compliance costs, and considering our eligibility to qualify for any relevant transition or safe harbor rules.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 5. Other Information.
None.

Item 6. Exhibits.

		Incorporated by Reference				Provided Herewith
Exhibit Number	Exhibit Description	Form	File No.	Date of First Filing	Exhibit Number
3.1	Amended and Restated Certificate of Incorporation of the Registrant (as amended and currently in effect).	10-Q	001-36189	August 3, 2023	3.1
3.2	Amended and Restated Bylaws of the Registrant (as amended and currently in effect).	10-Q	001-36189	August 3, 2023	3.2
10.1	Non-Employee Director Compensation Policy					X
31.1	Certification of John F. Sheridan, Chief Executive Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					X
31.2	Certification of Leigh A. Vosseller, Chief Financial Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					X
32.1*	Certification of John F. Sheridan, Chief Executive Officer, pursuant to U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					X
32.2*	Certification of Leigh A. Vosseller, Chief Financial Officer, pursuant to U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					X
101.INS	Inline XBRL Instance Document.					X
101.SCH	Inline XBRL Taxonomy Extension Schema Document.					X
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.					X
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.					X
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.					X
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.					X
104	Cover Page Interactive Data File (embedded within the Inline XBRL Document contained in Exhibit 101).					X

*	This certification is not deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, or otherwise subject to the liability of that section. Such certification will not be deemed to be incorporated by reference into any filing under the Securities Act of 1933 or the Securities Exchange Act of 1934, except to the extent that the registrant specifically incorporates it by reference.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Tandem Diabetes Care, Inc.

Dated: April 30, 2025	By:	/s/ John F. Sheridan
John F. Sheridan President and Chief Executive Officer (on behalf of the registrant and as the registrant’s Principal Executive Officer)

Dated: April 30, 2025	By:	/s/ Leigh A. Vosseller
Leigh A. Vosseller Executive Vice President, Chief Financial Officer and Treasurer (Principal Financial and Accounting Officer)