Form 10-Q
period 2025-06-30
TANDEM DIABETES CARE INC
filed 2025-08-06
CIK 1438133

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
____________________________________________________________________________________________
FORM 10-Q
_____________________________________________________________________________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended June 30, 2025
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.   ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No   ☒
As of August 1, 2025, there were 67,569,471 shares of the registrant’s Common Stock outstanding.

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements.
TANDEM DIABETES CARE, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except par value)

	June 30,	December 31,
	2025	2024
Assets	(Unaudited)	(Note 1)
Current assets:
Cash and cash equivalents	$64,112	$69,234
Short-term investments	251,249	369,095
Accounts receivable, net	128,443	114,585
Inventories	142,573	149,612
Prepaid and other current assets	28,440	21,965
Total current assets	614,817	724,491
Property and equipment, net	77,513	78,150
Operating lease right-of-use assets	98,436	85,306
Equity method investments	67,628	74,545
Other long-term assets	17,342	5,166
Total assets	$875,736	$967,658
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$55,838	$44,730
Accrued expenses	13,764	18,170
Employee-related liabilities	51,691	64,128
Current portion of convertible senior notes, net	—	40,670
Operating lease liabilities	19,888	18,208
Deferred revenue	10,516	11,831
Other current liabilities	99,993	49,312
Total current liabilities	251,690	247,049
Convertible senior notes, net - long-term	309,146	308,266
Operating lease liabilities - long-term	119,974	106,421
Deferred revenue - long-term	9,575	10,455
Other long-term liabilities	52,068	32,369
Total liabilities	742,453	704,560
Commitments and contingencies (Note 14)	—	—
Stockholders’ equity:
Common stock, $0.001 par value; 200,000 shares authorized, 67,531 and 66,264 shares issued and outstanding at June 30, 2025 and December 31, 2024, respectively.	68	66
Additional paid-in capital	1,360,251	1,312,804
Accumulated other comprehensive income (loss)	3,745	(1,947)
Accumulated deficit	(1,230,781)	(1,047,825)
Total stockholders’ equity	133,283	263,098
Total liabilities and stockholders’ equity	$875,736	$967,658
See accompanying notes to unaudited condensed consolidated financial statements.

TANDEM DIABETES CARE, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
(Unaudited)
(In thousands, except per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Sales	$240,678	$221,910	$475,100	$413,584
Cost of sales	114,823	109,116	230,838	206,118
Gross profit	125,855	112,794	244,262	207,466
Operating expenses:
Selling, general and administrative	109,596	94,242	223,449	184,348
Litigation and settlement expense	19,951	—	19,951	—
Research and development	48,118	49,326	98,333	95,570
Acquired in-process research and development expenses	—	—	75,217	—
Total operating expenses	177,665	143,568	416,950	279,918
Operating loss	(51,810)	(30,774)	(172,688)	(72,452)
Other income (expense), net:
Interest income and other income (expense), net	(632)	2,824	3,561	8,138
Interest expense	(1,905)	(1,793)	(3,767)	(3,690)
Loss from equity method investments	(3,375)	—	(6,917)	—
Loss on extinguishment of debt	—	—	—	(1,268)
Total other income (expense), net	(5,912)	1,031	(7,123)	3,180
Loss before income taxes	(57,722)	(29,743)	(179,811)	(69,272)
Income tax expense (benefit)	(5,322)	1,071	3,145	4,257
Net loss	$(52,400)	$(30,814)	$(182,956)	$(73,529)
Other comprehensive income (loss):
Unrealized gain (loss) on short-term investments	$(98)	$(463)	$325	$(1,759)
Unrealized loss on cash flow hedges	(612)	—	(612)	—
Foreign currency translation gains (losses)	4,380	145	5,979	(863)
Comprehensive loss	$(48,730)	$(31,132)	$(177,264)	$(76,151)

Net loss per share - basic and diluted	$(0.78)	$(0.47)	$(2.74)	$(1.13)
Weighted average shares used to compute basic and diluted net loss per share	67,050	64,994	66,729	65,160
See accompanying notes to unaudited condensed consolidated financial statements.

TANDEM DIABETES CARE, INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(Unaudited)
(In thousands)

Three Months Ended June 30, 2025

	Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Total Stockholders’ Equity
	Shares	Amount
Balance at March 31, 2025	66,568	$67	$1,333,531	$75	$(1,178,381)	$155,292
Exercise of stock options	10	—	171	—	—	171
Vesting of restricted stock units, net of shares withheld for taxes	502	1	(6,320)	—	—	(6,319)
Issuance of common stock for Employee Stock Purchase Plan	451	—	7,194	—	—	7,194
Stock-based compensation expense	—	—	25,675	—	—	25,675
Unrealized loss on short-term investments	—	—	—	(98)	—	(98)
Unrealized loss on cash flow hedges	—	—	—	(612)	—	(612)
Foreign currency translation gains	—	—	—	4,380	—	4,380
Net loss	—	—	—	—	(52,400)	(52,400)
Balance at June 30, 2025	67,531	$68	$1,360,251	$3,745	$(1,230,781)	$133,283

Six Months Ended June 30, 2025

	Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Total Stockholders’ Equity
	Shares	Amount
Balance at December 31, 2024	66,264	$66	$1,312,804	$(1,947)	$(1,047,825)	$263,098
Exercise of stock options	53	—	871	—	—	871
Vesting of restricted stock units, net of shares withheld for taxes	763	1	(11,708)	—	—	(11,707)
Issuance of common stock under Employee Stock Purchase Plan	451	1	7,194	—	—	7,195
Stock-based compensation expense	—	—	51,090	—	—	51,090
Unrealized gain on short-term investments	—	—	—	325	—	325
Unrealized loss on cash flow hedges	—	—	—	(612)	—	(612)
Foreign currency translation gains	—	—	—	5,979	—	5,979
Net loss	—	—	—	—	(182,956)	(182,956)
Balance at June 30, 2025	67,531	$68	$1,360,251	$3,745	$(1,230,781)	$133,283
See accompanying notes to unaudited condensed consolidated financial statements.

Three Months Ended June 30, 2024

	Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total Stockholders’ Equity
	Shares	Amount
Balance at March 31, 2024	64,563	$65	$1,238,449	$(935)	$(994,515)	$243,064
Exercise of stock options	55	—	1,149	—	—	1,149
Vesting of restricted stock units, net of shares withheld for taxes	415	—	(10,438)	—	—	(10,438)
Issuance of common stock for Employee Stock Purchase Plan	402	—	6,286	—	—	6,286
Stock-based compensation expense	—	—	24,946	—	—	24,946
Unrealized loss on short-term investments	—	—	—	(463)	—	(463)
Foreign currency translation gains	—	—	—	145	—	145
Net loss	—	—	—	—	(30,814)	(30,814)
Balance at June 30, 2024	65,435	$65	$1,260,392	$(1,253)	$(1,025,329)	$233,875

Six Months Ended June 30, 2024

	Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total Stockholders’ Equity
	Shares	Amount
Balance at December 31, 2023	65,552	$66	$1,263,997	$1,369	$(951,800)	$313,632
Stock repurchase and retirement of shares	(1,107)	(1)	(29,999)	—	—	(30,000)
Exercise of stock options	70	—	1,397	—	—	1,397
Vesting of restricted stock units, net of shares withheld for taxes	518	—	(12,197)	—	—	(12,197)
Issuance of common stock under Employee Stock Purchase Plan	402	—	6,286	—	—	6,286
Exercise of common stock warrants	—	—	—	—	—	—
Stock-based compensation expense	—	—	46,537	—	—	46,537
Purchase of capped call options related to convertible notes due 2029	—	—	(15,813)	—	—	(15,813)
Unwind of capped call options related to convertible notes due 2025	—	—	184	—	—	184
Unrealized gain on short-term investments	—	—	—	(1,759)	—	(1,759)
Foreign currency translation losses	—	—	—	(863)	—	(863)
Net loss	—	—	—	—	(73,529)	(73,529)
Balance at June 30, 2024	65,435	$65	$1,260,392	$(1,253)	$(1,025,329)	$233,875
See accompanying notes to unaudited condensed consolidated financial statements.

TANDEM DIABETES CARE, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(In thousands)

	Six Months Ended June 30,
	2025	2024
Operating Activities
Net loss	$(182,956)	$(73,529)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization expense	8,678	8,151
Amortization of debt issuance costs	970	1,085
Provision for expected credit losses	3,577	3,723
Operating lease and other impairment charges	6,697	2,000
Accretion (amortization) of discount or premium on short-term investments	(1,780)	348
Loss from equity method investments	6,917	—
Stock-based compensation expense	51,130	46,936
Loss on extinguishment of debt	—	1,268
Acquired in-process research and development expenses	75,217	—
Other	424	335
Changes in operating assets and liabilities:
Accounts receivable, net	(13,516)	2,862
Inventories	12,058	(5,157)
Prepaid and other current assets	(2,348)	(4,782)
Other long-term assets	3,524	93
Accounts payable and accrued expenses	5,739	241
Employee-related liabilities	(12,649)	(462)
Deferred revenue	(2,710)	(1,261)
Operating leases and other current liabilities	8,403	3,967
Other long-term liabilities	4,851	911
Net cash used in operating activities	(27,774)	(13,271)
Investing Activities
Purchases of short-term investments	(26,496)	(177,724)
Proceeds from maturities and redemptions of short-term investments	146,447	180,051
Purchases of property and equipment	(9,171)	(10,923)
Acquisition of in-process research and development	(43,464)	—
Net cash provided by (used in) investing activities	67,316	(8,596)
Financing Activities
Proceeds from issuance of convertible senior notes due 2029, net of $9,400 debt issuance costs	—	306,850
Repurchase of $246,740 principal amount of convertible senior notes due 2025	—	(246,123)
Principal payments on convertible senior notes due 2025	(40,760)	—
Payment for capped call transactions related to convertible senior notes due 2029	—	(15,813)
Repurchase and retirement of common stock	—	(30,000)
Cash used to settle withholding taxes on vested restricted stock, net of proceeds from issuance of common stock under Company stock plans	(3,641)	(4,513)
Other financing activities	—	183
Net cash provided by (used in) financing activities	(44,401)	10,584
Effect of foreign exchange rate changes on cash	(263)	112
Net increase (decrease) in cash and cash equivalents	(5,122)	(11,171)
Cash and cash equivalents at beginning of period	69,234	58,868
Cash and cash equivalents at end of period	$64,112	$47,697
Supplemental disclosures of cash flow information
Income taxes paid	$4,892	$1,183
Supplemental schedule of non-cash investing and financing activities
Operating lease right-of-use assets obtained in exchange for operating lease obligations	$—	$3,783
Purchases of property and equipment included in accounts payable	$1,073	$1,505
Intangible costs in other long term-liabilities	$13,300	$—
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
The Company manufactures, sells, and supports insulin pump products that are designed to address the evolving needs and preferences of differentiated segments of the insulin-dependent diabetes market. The Company offers an insulin pump portfolio, which includes both the t:slim X2 and the Tandem Mobi. Both pumps feature Control-IQ+ technology, which is the Company’s advanced algorithm for managing insulin delivery, using information received from integrated continuous glucose monitoring (CGM) sensors. New software for the insulin pumps may be updated remotely by the individual users as new advancements become available and are compatible with other complementary digital health offerings, such as the Company’s mobile application and cloud-based diabetes management applications. The Company’s durable insulin pump products generally have an expected lifespan of at least four years. In addition to insulin pumps, the Company sells single-use components that are used together with the pumps and are replaced every few days, including cartridges for storing and delivering insulin, and infusion sets that connect the insulin pump to a user’s body.
Basis of Presentation and Principles of Consolidation
The Company has prepared the accompanying unaudited condensed consolidated financial statements in accordance with accounting principles generally accepted in the United States of America (U.S. GAAP) for interim financial information and pursuant to the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and disclosures required by U.S. GAAP for complete financial statements. In the opinion of management, all adjustments which are of a normal and recurring nature and considered necessary for a fair presentation of the financial information contained herein have been included.
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
2. Summary of Significant Accounting Policies
There have been no material changes to the Company’s significant accounting policies during the six months ended June 30, 2025, as compared to those disclosed in the Annual Report, except for the addition of the accounting policy related to derivatives and hedging activities, which is included herein.

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
On May 21, 2025, the Company and various Roche entities (collectively “Roche”) entered into a Settlement, Mutual Release and Cross-License Agreement (the “Settlement Agreement”). The Settlement Agreement resolved all actual or potential patent disputes as of the agreement date, including the actions pending before courts of the Unified Patent Court in France and Germany.
Under the terms of the Settlement Agreement, the Company agreed to pay Roche $36.0 million over a four-year period, with an initial cash payment of $8.0 million and four equal annual installments thereafter. The installment payments include approximately $4.4 million of imputed interest. As a result, the Company recorded a $31.6 million liability, representing the present value of the total settlement obligation. Upon payment of the initial installment, which occurred in the second quarter of 2025, both parties granted each other non-exclusive, non-royalty-bearing, non-transferrable, and irrevocable licenses to their respective insulin delivery system-related patents and applications for a period of 10 years.
The Company allocated the present value of the settlement consideration between the value of the licensed patents and the release of past and potential future claims. Based on a relative fair value approach, $13.3 million was capitalized as an intangible asset for the value of the license, which will be amortized over seven years, reflecting the estimated useful life of the acquired patents. The remaining consideration was expensed as settlement and litigation expense with related legal fees during the three and six months ended June 30, 2025.
The fair value of the licensed patents was estimated using a discounted cash flow model, which incorporated assumptions including projected revenues associated with the licensed technology, a technology migration rate, an estimated royalty rate, and a discount rate. The fair value of the past damages claimed was estimated based on applicable historical revenues and an estimated royalty rate.

Impairment of Long-Lived Assets
Long-lived assets, such as property and equipment, right-of-use lease assets, and acquired intangible assets subject to amortization, are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. If circumstances require a long-lived asset or asset group to be tested for possible impairment, the Company first compares undiscounted cash flows expected to be generated by that asset or asset group to its carrying amount. If the carrying amount of the long-lived asset or asset group is not recoverable on an undiscounted cash flow basis, an impairment is recognized to the extent that the carrying amount exceeds its fair value. Fair value is determined using unobservable (Level 3) inputs, including discounted cash flow models, future estimated sublease income, and third-party independent appraisals, as considered necessary. There is uncertainty in the projected undiscounted future cash flows used in the Company’s impairment review analysis, which requires the use of estimates and assumptions. If actual performance does not meet or exceed projected performance, or if the assumptions used in the model change in the future, the Company may be required to recognize additional impairment charges in future periods. Other than the impairment of operating lease right-of-use assets recognized in the first half of 2025 (see Note 6, “Leases”), there were no other impairments of long-lived assets, including acquired intangible assets, during the three and six months ended June 30, 2025 and 2024.
Equity Method Investments
The Company held equity method investments of $67.6 million and $74.5 million at June 30, 2025 and December 31, 2024, respectively. The Company uses the equity method to account for investments in companies if it owns more than 20% of the investee company’s outstanding equity or the investment provides the Company with the ability to exercise significant influence but not control over the operating and financial policies of the investee. The Company assesses whether it has significant influence by considering various factors, including the nature and magnitude of the investment, voting rights held and participation in the governance of the investee, if any. The Company may also consider additional relevant factors, such as the presence of other business relationships.
The Company’s condensed consolidated net loss included its proportionate share of the net loss of its equity method investee, which was $3.4 million and $6.9 million for the three and six months ended June 30, 2025, respectively. For the three and six months ended June 30, 2024, the Company did not hold any equity method investments and therefore did not recognize a share of net income or loss from any equity method investments.
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
The Company recognized the deferred sales when the obligations under the Tandem Choice program were satisfied. If a customer elected to participate in the program, the Company recognized upgrade fees received, and the associated cost of goods sold, at the time of fulfillment. The remaining deferrals were recognized at program expiration on December 31, 2024. For the six months ended June 30, 2024, the Company deferred $1.1 million of pump sales as the result of Tandem Choice, and recognized incremental sales of $0.2 million from individual Tandem Choice fulfillments. There was no comparative adjustment to pump sales in 2025.

Derivative Instruments and Hedging Activities
The Company records the fair value of derivative instruments as either current assets or current liabilities on the condensed consolidated balance sheets. Changes in the fair value of derivative instruments are recorded each period in current earnings or other comprehensive income (loss), depending on whether a derivative instrument is designated as part of a hedging transaction. For a derivative to qualify as a hedge at inception and throughout the hedged period, the Company formally documents the nature and relationships between the hedging instrument and hedged item.
For derivatives formally designated as hedges, the Company assesses both at inception and quarterly thereafter, whether the hedging derivatives are highly effective in offsetting changes in either the fair value or cash flows of the hedged item.
Gains or losses on cash flow hedges are reclassified from other comprehensive income (loss) to earnings when the hedged transaction occurs and affects consolidated results. If the Company determines that a forecasted transaction is no longer probable of occurring, the Company discontinues hedge accounting and any related unrealized gain or loss on the derivative instrument is recognized in current earnings.
Derivatives that are not designated and do not qualify as hedges are adjusted to fair value through current earnings.

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
The following table provides a reconciliation of the changes in product warranty liabilities for the three and six months ended June 30, 2025 and 2024 (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Balance at beginning of the period	$52,210	$37,638	$51,408	$37,173
Provision for warranties issued during the period	9,656	9,581	18,473	19,990
Settlements made during the period	(9,308)	(9,062)	(17,699)	(18,099)
Increases (decreases) in warranty estimates	1,645	(801)	2,021	(1,708)
Balance at end of the period	$54,203	$37,356	$54,203	$37,356
As of June 30, 2025 and December 31, 2024, total product warranty reserves were included in the following consolidated balance sheet accounts (in thousands):

	June 30, 2025	December 31, 2024
Other current liabilities	$32,648	$31,048
Other long-term liabilities	21,555	20,360
Total warranty reserve	$54,203	$51,408

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
For the three and six months ended June 30, 2025 and 2024, there was no difference in the weighted average number of shares used to calculate basic and diluted net loss per share due to the Company’s net loss position in each period.

Potentially dilutive securities outstanding and not included in the calculation of diluted net loss per share (because inclusion would be anti-dilutive) are as follows (in thousands, in common stock equivalent shares):

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Options to purchase common stock	113	804	114	129
Unvested restricted stock units	3,117	3,322	2,734	2,865
Warrants to purchase common stock	194	194	194	194
Awards granted under the ESPP	54	59	53	29
Convertible senior notes (if-converted)	9,159	9,513	9,335	6,877
	12,637	13,892	12,430	10,094
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

3. Short-Term Investments
The Company invests in marketable securities primarily consisting of debt instruments of the United States Government, United States Government-sponsored enterprises, and financial institutions and corporations with strong credit ratings. The following represents a summary of the estimated fair value of short-term investments at June 30, 2025 and December 31, 2024 (in thousands):

At June 30, 2025	Amortized Cost	Gross Unrealized Gain	Gross Unrealized Loss	Estimated Fair Value
Available-for-sale securities:
United States Government-sponsored enterprises	$105,369	$640	$—	$106,009
United States Treasury securities	72,791	63	(51)	72,803
Commercial paper	1,726	—	(1)	1,725
Corporate debt securities	70,600	122	(10)	70,712
Total	$250,486	$825	$(62)	$251,249

At December 31, 2024	Amortized Cost	Gross Unrealized Gain	Gross Unrealized Loss	Estimated Fair Value
Available-for-sale securities:
United States Government-sponsored enterprises	$133,139	$275	$(134)	$133,280
United States Treasury securities	103,645	197	(140)	103,702
Commercial paper	23,225	39	—	23,264
Corporate debt securities	105,635	248	(47)	105,836
Foreign government bonds	3,013	—	—	3,013
Total	$368,657	$759	$(321)	$369,095

The contractual maturities of available-for-sale debt securities as of June 30, 2025, were as follows (in thousands):

	Years to Maturity
At June 30, 2025	Within One Year	One to Two Years	Two to Three Years	Estimated Fair Value
United States Government-sponsored enterprises	$13,244	$82,700	$10,065	$106,009
United States Treasury securities	61,902	10,901	—	72,803
Commercial paper	1,725	—	—	1,725
Corporate debt securities	35,147	35,565	—	70,712
Total	$112,018	$129,166	$10,065	$251,249

The Company has classified all marketable securities, regardless of maturity, as short-term investments based upon the Company’s ability and intent to use any of those marketable securities to satisfy the Company’s liquidity requirements.
The Company reviews the portfolio of available-for-sale debt securities quarterly to determine if any investment is impaired due to changes in credit risk or other potential valuation concerns. Unrealized losses on available-for-sale debt securities at June 30, 2025 were primarily due to an increase in market interest rates after certain debt securities were purchased, and the balance was not material to the Company’s quarterly results.
4. Composition of Certain Financial Statement Items
Accounts Receivable
Accounts receivable, net consisted of the following at June 30, 2025 and December 31, 2024 (in thousands):

	June 30,	December 31,
	2025	2024
Accounts receivable	$134,538	$121,836
Less: allowance for credit losses	(6,095)	(7,251)
Accounts receivable, net	$128,443	$114,585
Allowance for Credit Losses
The following table provides a reconciliation of the changes in the allowance for estimated accounts receivable credit losses for the three and six months ended June 30, 2025 and 2024 (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Balance at beginning of the period	$7,125	$4,923	$7,251	$4,898
Provision for expected credit losses	2,146	1,525	3,577	3,723
Write-offs and adjustments, net of recoveries	(3,176)	(1,223)	(4,733)	(3,396)
Balance at end of the period	$6,095	$5,225	$6,095	$5,225

Inventories
Inventories consisted of the following at June 30, 2025 and December 31, 2024 (in thousands):

	June 30,	December 31,
	2025	2024
Raw materials	$31,077	$32,602
Work-in-process	28,957	33,517
Finished goods	82,539	83,493
Total inventories	$142,573	$149,612

5. Fair Value Measurements
The following table presents information about the Company’s financial assets and liabilities measured at fair value on a recurring basis as of June 30, 2025 and December 31, 2024, and indicates the fair value hierarchy of the valuation techniques used by the Company to determine such fair value (in thousands):

	Fair Value Measurements at June 30, 2025
	Total	Level 1	Level 2	Level 3
Assets
Cash equivalents(1)	$53,993	$53,993	$—	$—
Available-for-sale securities:
United States Government-sponsored enterprises	106,009	—	106,009	—
United States Treasury securities	72,803	72,803	—	—
Commercial paper	1,725	—	1,725	—
Corporate debt securities	70,712	—	70,712	—
Total assets	$305,242	$126,796	$178,446	$—
Liabilities
Foreign exchange forward contracts	$612	$—	$612	$—
Total liabilities	$612	$—	$612	$—

	Fair Value Measurements at December 31, 2024
	Total	Level 1	Level 2	Level 3
Assets
Cash equivalents(1)	$56,234	$56,234	$—	$—
United States Government-sponsored enterprises	133,280	—	133,280	—
United States Treasury securities	103,702	103,702	—	—
Commercial paper	23,264	—	23,264	—
Corporate debt securities	105,836	—	105,836	—
Foreign government bonds	3,013	—	3,013	—
Total assets	$425,329	$159,936	$265,393	$—
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
There were no transfers into or out of Level 3 assets during the three months ended June 30, 2025 and 2024, respectively.

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
The Company’s Convertible Senior Notes are carried at amortized cost on the consolidated balance sheets (see Note 7, “Debt”). The Company estimated the fair value of its convertible senior notes based on Level 2 quoted market prices as follows (in thousands):

	Fair Value Measurements at
	June 30, 2025	December 31, 2024
Convertible Senior Notes due 2025	$—	$39,130
Convertible Senior Notes due 2029	304,514	407,752
Total fair value of outstanding convertible senior notes	$304,514	$446,882

6. Leases
The Company’s leases consist of operating leases for facility space to support general office, research and development, manufacturing and warehouse facilities, and equipment. These noncancellable operating leases have initial lease terms from two years to thirteen years. Certain leases include an option to renew, with renewal terms that can extend the lease term for additional periods at the Company’s sole discretion. The Company includes the renewal option period in the lease term for those leases reasonably expected to be extended at the time of lease commencement.
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
Additionally, during the first quarter of 2025, the Company relocated certain development activities from Lausanne, Switzerland to the United States. The Company reviewed the relocation activities and impact of losses on certain fixed assets associated with the lease. The Company also reviewed its assumptions for estimated future sublease income for its Vista Sorrento lease. As a result, the Company recorded a $3.1 million impairment charge in operating expenses in the first quarter of 2025, comprised of operating lease impairment charges and write off of fixed assets consisting primarily of leasehold improvements.
Supplemental Lease Disclosure Information
The Company’s lease costs recorded in the consolidated statements of operations were as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Operating lease cost (excluding sublease income)	$4,304	$3,564	$8,523	$7,081
Short-term lease cost	111	21	118	43
Loss on lease termination and right-of-use asset impairment charges	—	—	6,697	—
Sublease income, gross	(566)	—	(1,132)	—
Total lease cost	$3,849	$3,585	$14,206	$7,124
Maturities of operating lease liabilities at June 30, 2025 were as follows (in thousands):

Years Ending December 31,
2025	$9,445
2026	20,764
2027	21,048
2028	17,630
2029	16,553
Thereafter	97,125
Total undiscounted lease payments	182,565
Less: amount representing interest	(42,703)
Present value of operating lease liabilities	139,862
Less: current portion of operating lease liabilities	(19,888)
Operating lease liabilities - long-term	$119,974
The weighted-average remaining lease term and weighted-average discount rate for operating leases were as follows:

	June 30, 2025	December 31, 2024
Weighted-average remaining lease term (in years)	9.1	9.2
Weighted-average discount rate used to determine operating lease liabilities	5.7%	5.3%

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

Convertible Senior Notes Due 2025
In May 2020, the Company completed an offering of $287.5 million aggregate principal amount of 1.50% Convertible Senior Notes due 2025 (the 2025 Notes). The proceeds from the issuance of the Notes were $244.6 million, net of debt issuance costs and cash used to pay the cost of certain related capped call transactions. In March 2024, the Company repurchased for cash $246.7 million aggregate principal amount of the 2025 Notes, concurrently with the pricing of the 2029 Notes in privately negotiated transactions. The 2025 Notes matured in the second quarter of 2025, and the Company settled the balance of $40.8 million using existing cash balances.
The net carrying amount of the Company’s convertible senior notes on the condensed consolidated balance sheets consisted of the following (in thousands):

	June 30, 2025	December 31, 2024
Principal amount:
Convertible Senior Notes Due 2025	$—	$40,760
Convertible Senior Notes Due 2029	316,250	316,250
Total principal amount	316,250	357,010
Unamortized debt issuance costs	(7,104)	(8,074)
Total debt, net	$309,146	$348,936
Less: current portion	—	(40,670)
Long-term senior convertible notes	$309,146	$308,266
As of June 30, 2025, the if-converted value of the 2029 Notes did not exceed the principal amount. As of December 31, 2024, the if-converted value of the 2029 Notes exceeded the principal amount by $13.4 million.
The following table summarizes the effective interest rates for each of our convertible senior notes for the periods shown:

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Effective interest rate:
Convertible Senior Notes Due 2025(1)	2.2%	2.2%	2.2%	2.2%
Convertible Senior Notes Due 2029	2.1%	2.1%	2.1%	2.1%
(1) The effective interest rate presented represents the rate applicable for the period outstanding. The 2025 Notes matured in May 2025, and the outstanding principal balance was settled using cash balances.

The following table details interest expense related to the Notes recognized for the three and six months ended June 30, 2025 and 2024 (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Contractual interest expense	$1,237	$1,339	$2,576	$2,484
Amortization of debt issuance costs	465	435	970	902
Total interest expense	$1,702	$1,774	$3,546	$3,386

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

2025 Capped Call Transactions

In connection with the issuance of the 2025 Notes, the Company entered into Capped Call Transactions in May 2020 with certain counterparties at a net cost of $34.1 million (2025 Capped Call Transactions). The 2025 Capped Call Transactions were expected generally to reduce potential dilution to the Common Stock upon any conversion of the 2025 Notes and/or offset any cash payments the Company was required to make in excess of the principal amount of converted 2025 Notes, as the case may be, with such reduction or offset subject to a cap. The cap price of the 2025 Capped Call Transactions was initially $173.18 per share of the Company’s common stock and was subject to certain adjustments under the terms of the 2025 Capped Call Transactions.

In connection with the repurchase of certain 2025 Notes, the Company entered into unwind agreements with the existing option counterparties in March 2024 to terminate a portion of the existing 2025 Capped Call Transactions in a notional amount corresponding to the amount of 2025 Notes repurchased (the Unwind Transactions). In connection with the Unwind Transactions, the Company received $0.2 million in cash as a termination payment with respect to the portion of the existing 2025 Capped Call Transactions that were unwound. The amount received was based generally on the termination values of the unwound portions of the existing 2025 Capped Call Transactions. The remaining 2025 Capped Call Transactions expired when the 2025 Notes matured in May 2025.

Promissory Note Payable

In connection with the acquisition of Capillary Biomedical, Inc. in 2022, the Company assumed a $4.7 million promissory note payable. The promissory note accrues interest at the rate of 5.0% per year, and becomes due and payable upon the first sale or license of the commercialized product. At June 30, 2025 and December 31, 2024, the loan balance, including accrued interest, was $4.9 million and $4.8 million, respectively, and was included as a component of other long-term liabilities on the condensed consolidated balance sheets.

8. Stockholders’ Equity
Shares Reserved for Future Issuance
The following shares of the Company's common stock were reserved for future issuance at June 30, 2025 (in thousands):

Shares reserved for issuance upon conversion of Convertible Senior Notes	9,335
Shares underlying outstanding warrants	194
Shares underlying outstanding stock options	3,054
Shares underlying unvested restricted stock units	4,351
Shares authorized for issuance pursuant to awards granted under the ESPP	2,233
Shares authorized for future equity award grants	328
Total	19,495

Common Stock Warrants

Warrants outstanding to purchase shares of the Company's common stock as of June 30, 2025 were as follows:

Issue Date	Exercise Price Per Share	Warrants Outstanding	Expiration Date of Warrants Outstanding
March 2017	$23.50	193,788	March 2027
Each warrant allows the holder to purchase one share of common stock at the per share exercise price of the warrant.
Stock-Based Compensation
The following table summarizes the allocation of stock-based compensation expense included in the condensed consolidated statements of operations for all stock-based compensation arrangements (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Cost of sales	$1,751	$1,760	$3,476	$3,830
Selling, general and administrative	16,544	15,518	32,919	28,807
Research and development	7,347	7,619	14,735	14,299
Total stock-based compensation expense	$25,642	$24,897	$51,130	$46,936
The total stock-based compensation expense capitalized as part of the cost of the Company’s inventories was $1.7 million at June 30, 2025, and $1.8 million at December 31, 2024.
Restricted Stock Units
Restricted stock units (RSUs) have a grant value equal to the closing price of the Company’s common stock on the award date.
The total number of RSUs granted and the respective weighted average grant date fair value were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
RSUs granted	1,953,827	1,694,239	2,044,370	2,052,298
Weighted average grant date fair value (per share)	$20.77	$48.30	$21.06	$44.30
Employee Stock Purchase Plan
The Company records stock-based compensation expense associated with the ESPP using the Black-Scholes option pricing model. Valuations are performed on the grant date at the beginning of the purchase period, which generally occurs in May and November of each year. The assumptions used in the Black-Scholes option pricing model for the ESPP were as follows:

	Six Months Ended June 30,
	2025	2024
Weighted average grant date fair value (per share)	$10.86	$21.45
Risk-free interest rate	4.1%	5.1%
Dividend yield	0.0%	0.0%
Expected volatility	74.9%	70.2%
Expected term (in years)	1.3	1.3

9. Derivatives

Due to the global nature of the Company’s operations, a portion of revenue and operating expense are denominated in currencies other than the U.S. dollar, exposing the Company to foreign currency exchange rate fluctuations. To mitigate the impact of these fluctuations, the Company uses foreign currency forward contracts to hedge a portion of its forecasted international revenue and operating expense. The Company’s foreign currency forward contracts are denominated primarily in Euros, Swiss Francs and Canadian dollars.

As of June 30, 2025, foreign currency forward contracts outstanding had durations ranging from one to three months. These contracts are designated as cash flow hedges. Unrealized gains or losses on these contracts are recorded in accumulated other comprehensive income (loss) (AOCI). Realized gains and losses of such contracts are recognized in revenue and operating expenses in the same period during which the hedged transactions affect the consolidated results of operations. The Company recognizes all cash flow hedge reclassifications from AOCI and fair value changes of excluded portions in the same line item in the condensed consolidated statements of income that has been impacted by the hedged item. The cash flow effects of our derivative contracts in the condensed consolidated statements of cash flows are included in net cash provided by operating activities. All derivative instruments are used solely for risk management purposes and are not for speculative trading purposes for up to a 90-day duration. For the periods presented, the Company did not have any non-designated hedges.

The notional value of foreign currency forward contracts outstanding related to forecasted transactions was $37.7 million as of June 30, 2025. The unrealized loss of foreign currency forward contracts was $0.6 million for the three and six months ended June 30, 2025.
The following table summarizes the effect of foreign currency forward contracts designated as hedging instruments in our condensed consolidated statements of income (in thousands):

Three and Six Months Ended June 30, 2025
Net Gains (Losses) Reclassified from AOCI into Operating Income
Designated cash flow hedges:
Revenue	$(478)
Operating expense	(27)

The Company did not enter into any foreign currency forward contracts that qualified for hedge accounting in 2024, and therefore there were no derivative assets or liabilities, nor adjustments to revenue or operating expense as a result of cash flow hedges during the three and six months ended June 30, 2024.
10. Employee Benefits
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
11. Income Taxes
For the three and six months ended June 30, 2025, the Company recognized income tax benefit of $5.3 million and tax expense of $3.1 million, respectively, on a pre-tax loss of $57.7 million and $179.8 million, respectively. The Company calculated the benefit and provision for income taxes for the three and six months ended June 30, 2025, respectively, by applying an estimate of the annual effective tax rate for the full year to ordinary loss adjusted by the tax impact of discrete items. Income tax benefit and expense for the three and six months ended June 30, 2025 was primarily attributable to federal, state and foreign income tax benefit and expense as a result of current taxable losses and income in certain jurisdictions.

For the three and six months ended June 30, 2024, the Company recognized income tax expense of $1.1 million and $4.3 million, respectively, on a pre-tax loss of $29.7 million and $69.3 million, respectively. The Company calculated the provision for three and six months ended June 30, 2024 by applying an estimate of the annual effective tax rate for the full year to ordinary income (loss) adjusted by the tax impact of discrete items. Income tax expense for the three and six months ended June 30, 2024 was primarily attributable to federal, state and foreign income tax expense as a result of current taxable income in certain jurisdictions.
The Company continues to maintain a full valuation allowance against its net deferred tax assets as of June 30, 2025, based on the current assessment that it is not more likely than not these future benefits will be realized before expiration.

12. Business Segment and Geographic Information
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
The Company’s CODM is the Chief Executive Officer (CEO), who evaluates segment performance based on segment net income (loss) on a consolidated basis. Segment net income (loss) was consistent with the net loss amounts reported in the Company’s condensed consolidated statement of operations and comprehensive loss for the three and six months ended June 30, 2025 and 2024. There were no significant segment expenses that are regularly provided to the CODM other than those reported in the Company’s condensed consolidated statement of operations and comprehensive loss for the three and six months ended June 30, 2025 and 2024.
The Company’s CODM is provided segment assets information on a consolidated basis for the evaluation of Company performance. Total segment assets were consistent with total assets reported in the Company’s condensed consolidated balance sheets for June 30, 2025 and December 31, 2024.
Disaggregation of Revenue

Segment revenues were consistent with revenue reported in the Company’s condensed consolidated statement of operations and comprehensive loss for the three and six months ended June 30, 2025 and 2024. The Company primarily sells its products through national and regional distributors in the United States on a non-exclusive basis, and through distribution partners outside the United States. In the United States and Canada, the Company also uses a direct sales force. The Company disaggregates its revenue by geography, major sales channel and product as management believes these categories best depict how the nature, amount and timing of revenues and cash flows are affected by economic factors.
Revenues by Geographic Region and Customer Sales Channel
During the three and six months ended June 30, 2025 and 2024, no individual country outside the United States generated revenue that represented more than 10% of total revenue. The table below sets forth revenues for the Company’s two primary geographical markets, based on the geographic location to which its products are shipped (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
United States	$170,209	$156,711	$320,841	$286,472
Outside the United States	70,469	65,199	154,259	127,112
Total Sales	$240,678	$221,910	$475,100	$413,584

Revenues by Product
During the three and six months ended June 30, 2025 and 2024, sales by product were as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Pump	$111,871	$107,875	$213,962	$195,162
Supplies and other	128,807	113,881	261,138	219,414
Net revenue recognized (deferred) for Tandem Choice program	—	154	—	(992)
Total Sales	$240,678	$221,910	475,100	413,584
Sales to distributors accounted for 61% of the Company’s United States sales for both the three and six months ended June 30, 2025 and 63% and 62% for the three and six months ended June 30, 2024, respectively. Sales to distributors accounted for the vast majority of the Company’s sales outside the United States for the three and six-month periods ended June 30, 2025 and 2024.

13. Acquisitions
In December 2022, the Company entered into a share purchase agreement to acquire all of the registered shares of AMF Medical (Original Transaction). AMF Medical is the original developer of the Sigi Patch Pump, which continued to be under development and was not yet commercially available as of June 30, 2025.
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
In January 2025, the Company entered into a revised agreement that removed contingent liabilities previously included in the Original Transaction. Under the revised term, the Company agreed to pay CHF 68 million, consisting of a CHF 40 million payment made in January 2025 and a final payment of CHF 28 million due in October 2025. All other payment obligations in the Original Transaction were removed. The total amount of CHF 68 million was recognized as acquired IPR&D in the Company’s condensed consolidated statement of operations and comprehensive loss. As of June 30, 2025, the remaining CHF 28 million was recorded as a short-term accrued liability for $35.2 million on the Company’s condensed consolidated balance sheet.
14. Commitments and Contingencies
Legal and Regulatory Matters
In November 2023, at the Unified Patent Court (UPC), Paris Central Division (UPC Paris), the Company filed a revocation action and an action for a declaration of non-infringement of EP Patent No. 2 196 231 B1 (the ’231 patent) against Roche Diabetes Care GmbH. In February 2024, Roche filed an infringement action against Tandem and its distributor in Germany at the UPC, Hamburg Local Division (UPC Hamburg) contending that Tandem’s t:slim X2 pump, and the offering, marketing, using, importing, possessing, and supplying of such devices infringes certain claims of the ‘231 patent. The Company contended that the t:slim X2 pump did not infringe the ‘231 patent and that the claims of the ‘231 patent were invalid over the prior art and should be revoked

In December 2023, F. Hoffman-La Roche AG and Roche Diabetes Care GmbH (collectively, Roche), filed an infringement action at the UPC, Dusseldorf Division (UPC Dusseldorf) against Tandem Diabetes Care, Inc. and Tandem Diabetes Care Europe B.V. and Tandem’s distributors in Germany, France, the Netherlands and Denmark. Roche alleged the Company’s t:slim X2 insulin pump, and the offering, marketing, using, importing, possessing, and supplying of such devices infringed EP Patent No. 1 970 677 B1 (the ‘677 patent) and the Company alleged that the t:slim X2 pump did not infringe the ‘677 patent and that the claims of the ‘677 patent were invalid over the prior art and should be revoked.
On May 21, 2025 the Company entered into a Settlement, Mutual Release and Cross-License Agreement to resolve all actual or potential patent disputes with Roche, including related to the matters above (see Intangible Assets Subject to Amortization, Note 2, “Summary of Significant Accounting Policies”).
From time to time, the Company is involved in various other legal proceedings, regulatory matters, and other disputes or claims arising from or related to claims incident to the normal course of the Company’s business activities, including actions with respect to intellectual property, data privacy, employment, regulatory, product liability and contractual matters. Although the results of such legal proceedings and claims cannot be predicted with certainty, as of June 30, 2025 the Company believes it is not currently a party to any legal proceedings, regulatory matters, or other disputes or claims for which a material loss was considered probable or for which the amount or range of loss was reasonably estimable. However, regardless of the merit of the claims raised or the outcome, legal proceedings may have an adverse impact on the Company as a result of defense and settlement costs, diversion of management time and resources, and other factors.
Letters of Credit
As of June 30, 2025, in connection with one of the Company’s operating leases (see Note 6, “Leases”), the Company had a $4.9 million unsecured irrevocable standby letter of credit arrangement with a bank, under which the landlord of the building is the beneficiary. The Company is required to maintain the standby letter of credit throughout the term of the lease, which expires in April 2035.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.
You should read the following discussion and analysis together with our financial statements and related notes in Part I, Item 1 of this Quarterly Report on Form 10-Q for the quarter ended June 30, 2025 (Quarterly Report).
This Quarterly Report contains forward-looking statements within the meaning of the federal securities laws, which statements are subject to considerable risks and uncertainties. These forward-looking statements are intended to qualify for the safe harbor from liability established by the Private Securities Litigation Reform Act of 1995. All statements included or incorporated by reference in this Quarterly Report, other than statements of historical fact, are forward-looking statements. You can identify forward-looking statements by the use of words such as “may,” “will,” “could,” “anticipate,” “expect,” “intend,” “believe,” “continue” or the negative of such terms, or other comparable terminology. Forward-looking statements also include the assumptions underlying or relating to such statements. In particular, forward-looking statements contained in this Quarterly Report may relate to, among other things, our future or assumed financial condition, results of operations, liquidity, trends impacting our financial results, the impact of our foreign currency forward hedging contracts, business forecasts and plans, research and product development plans, product pipelines, development timelines, manufacturing plans, strategic plans and objectives, capital needs and financing plans, product launches, geographic expansion, distribution plans, production capacity, clinical trials, regulatory approvals, competitive position and the impact of changes in the competitive environment, supply chain, and the businesses of our contract manufacturers and suppliers, integration of acquisitions and partner technologies, and the application of accounting guidance. We caution you that the foregoing list may not include all of the forward-looking statements made in this Quarterly Report.
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
Overview
We are a global insulin delivery and diabetes technology company focused on the design, development and commercialization of technology solutions that reduce the burden of diabetes management. We consider our primary addressable market to be people who live with type 1 diabetes, and recently expanded our U.S. addressable market to include people living with type 2 diabetes who require intensive insulin therapy. We sell to customers in approximately 25 countries worldwide, with the majority of our sales derived from customers in the United States. Our goal is to address the individual needs of people with insulin-dependent diabetes and their care team, by offering flexibility and choice in intelligent insulin delivery systems, through an accessible portfolio of market-leading pumps, applications, and insights.

Through our portfolio approach, we offer people living with diabetes a choice in their therapy management system based on their individual needs and preferences. In support of this strategy, our portfolio includes both the t:slim X2 and Tandem Mobi insulin pumps. The Tandem Mobi insulin pump is the world’s smallest durable automated insulin delivery (AID) system. At approximately half the size of our t:slim X2 pump, Tandem Mobi is designed for people who seek even greater discretion and flexibility, and includes features such as expanded pump-control from our iOS mobile application, inductive charging, and an on-pump button that can be used for bolusing and other actions. In the first half of 2024, we scaled the commercial release of Tandem Mobi in the United States. In May 2025, we received CE Mark approval for the Tandem Mobi insulin delivery system with Control-IQ+ technology. We are pursuing additional regulatory and pre-commercial activities, such as securing in-country registrations and reimbursement, before launching Tandem Mobi outside the United States.
The vast majority of our customers use their insulin pump with CGM integration. This allows their insulin pump to receive CGM sensor readings, which can then be used in our AID algorithms, including our Control-IQ+ technology. Control-IQ+ is an advanced hybrid-closed loop feature designed to help increase a user’s time in their targeted glycemic range. Multiple studies, including four publications in the New England Journal of Medicine with the most recent in March 2025, have demonstrated that use of Control-IQ+ technology, and its predecessor Control-IQ technology, provide people across all demographics with improved clinical outcomes that are both immediate and sustained.
The t:slim X2 was the first pump in the industry on which remote software updates were made commercially available in the United States and is now also available in the countries we serve worldwide. This feature allows our customers to update their pump software independently. We believe this offering is a competitive advantage that allows us to bring our customers clinical and lifestyle enhancements within their warranty cycle without having to purchase a new pump. These enhancements generally include new developments in our AID technology, CGM integrations and mobile app features.
For more than a decade we have offered our customers, their caregivers and healthcare providers a data management application to provide a fast, easy and visual way to display diabetes therapy management data from our pumps and integrated CGMs. In the second quarter of 2023, we expanded our digital technology solutions with the launch of Tandem Source in the United States. In the second quarter of 2024, we began the launch of Tandem Source outside the United States. In addition to displaying diabetes therapy management data, Tandem Source is also designed to serve as a portal for supplies reordering and pump software updates.
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

Pump Reimbursement Cycle
Insulin pumps in the markets we serve worldwide are generally subject to a four-year reimbursement cycle, imposed by the third-party insurance carrier, government plan or healthcare system that serves as the primary payor. At the end of the typical four-year reimbursement cycle, customers may be eligible to purchase a new insulin pump, subject to the rules and requirements of their primary insurance payor. While warranties generally expire four years from the original pump shipment date, those customers that renew take on average up to one year from date of warranty expiration to purchase a subsequent pump. With programs dedicated to customer retention efforts, renewal sales have become a meaningful opportunity and key growth driver for our business.
At December 31, 2024, we had more than 480,000 users in our in-warranty installed base, approximately one-third of whom live outside the United States.

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
Trends and Uncertainties Impacting Financial Results
Our financial condition and operating results have historically fluctuated on a quarterly or annual basis. We expect periodic fluctuations will continue based on a number of trends and uncertainties, including the following:
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
•Any adverse event involving products that we distribute could result in future corrective actions, such as recalls or customer notifications, or regulatory agency action, which could include inspection, mandatory recall or other enforcement action. Any action by regulatory bodies against us, and any regulatory challenges we encounter, could have a negative impact on our product sales and harm our reputation.
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

•In periods following new product launches, particularly with new hardware platforms, our cost of sales may increase on a per unit basis until the new products achieve manufacturing scale and operating expenses may be elevated by increased sales and marketing spending to support the product launches.
Reimbursement
•In 2025, we began implementing a multi-channel managed care strategy. Historically, our insulin pump products have generally been considered durable medical equipment (DME) with an expected lifespan of at least four years. In addition to insulin pumps, we sell single-use products that are used together with our pumps and are replaced every few days, including cartridges for storing and delivering insulin, and infusion sets that connect the insulin pump to a user’s body. Because of the DME classification, our pumps and supplies are typically reimbursed through a medical benefit. In the first quarter of 2025, we began serving Tandem Mobi customers through the pharmacy channel on a scaled basis, and are preparing to serve t:slim X2 customers for their cartridges and infusion sets beginning in the fourth quarter of 2025.
•We generally have had broad insurance coverage for our current products from third-party payors. Our revenue and results of operations may be impacted by the failure to secure or retain adequate coverage consistent with current reimbursement levels, changes in reimbursement structures or availability of affordable options for our customers.

Macroeconomic Factors
•Global economic and market uncertainty, such as recessionary concerns, changes in discretionary spending and increased interest rates have impacted our customers’ purchasing decisions and the buying patterns of our distributors.
•High inflation, fluctuations in foreign currency valuations, uncertainty regarding tariffs and trade relations, and the effects of other macroeconomic factors and concerns have disrupted and may continue to disrupt our relationships with suppliers, third-party manufacturers, healthcare providers, distributors and our existing or potential customers, as well as impact our cost structure as more of our business is exposed to foreign currency fluctuations.

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
From September 2022 through February 2024, we offered the Tandem Choice program to eligible t:slim X2 customers to provide a pathway to ownership of Tandem Mobi for a fee once available. Eligible customers who purchased a t:slim X2 insulin pump during the program period had until December 31, 2024 to exercise the option to switch to the Tandem Mobi for a stated fee. The accounting treatment for Tandem Choice was complex (see Note 2, “Summary of Significant Accounting Policies”). The program required the deferral of some portion of sales for shipments of eligible pumps between the third quarter of 2022 and the first quarter of 2024. No election was made by the customer at the time of the initial sale, nor did the right offered to the customer impact the economics associated with how or when the initial pump sale was reimbursed. When a customer elected to participate in Tandem Choice, we recognized the existing sales deferral, incremental fees received and the associated costs of goods sold for the new insulin pump, Tandem Mobi, at the time of fulfillment. Qualifying customers were able to elect participation in Tandem Choice beginning in the second quarter of 2024. The remaining deferral balance was recognized as revenue when the program ended on December 31, 2024.
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

Litigation and Settlement Expense
Litigation and settlement expense reflects costs of litigation and settlement in conjunction with a cross-license agreement with F. Hoffmann-La Roche AG and its subsidiaries, entered into during the second quarter of 2025.
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
Income Tax Expense (Benefit)
Because the Company maintains a full valuation allowance against its net deferred tax assets, income tax expense (benefit) is expected to primarily consist of current federal, state and foreign cash tax expense (benefit) as a result of taxable income (loss) anticipated or incurred in those jurisdictions.

Results of Operations

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands, except percentages)	2025	2024	2025	2024
Sales:
United States	$170,209	$156,711	$320,841	$286,472
Outside the United States	70,469	65,199	154,259	127,112
Total sales	240,678	221,910	475,100	413,584
Cost of sales	114,823	109,116	230,838	206,118
Gross profit	125,855	112,794	244,262	207,466
Gross margin	52%	51%	51%	50%
Operating expenses:
Selling, general and administrative	109,596	94,242	223,449	184,348
Litigation and settlement expense	19,951	—	19,951	—
Research and development	48,118	49,326	98,333	95,570
Acquired in-process research and development expenses	—	—	75,217	—
Total operating expenses	177,665	143,568	416,950	279,918
Operating loss	(51,810)	(30,774)	(172,688)	(72,452)
Other income (expense), net:
Interest income and other income (expense), net	(632)	2,824	3,561	8,138
Interest expense	(1,905)	(1,793)	(3,767)	(3,690)
Loss from equity method investments	(3,375)	—	(6,917)	—
Loss on extinguishment of debt	—	—	—	(1,268)
Total other income (expense), net	(5,912)	1,031	(7,123)	3,180
Loss before income taxes	(57,722)	(29,743)	(179,811)	(69,272)
Income tax expense (benefit)	(5,322)	1,071	3,145	4,257
Net loss	$(52,400)	$(30,814)	$(182,956)	$(73,529)

Comparison of the Three Months Ended June 30, 2025 and 2024
Sales
For the three months ended June 30, 2025, we shipped more than 30,000 pumps worldwide. Sales were $240.7 million, which included $70.5 million of sales outside the United States. Sales were $221.9 million for the three months ended June 30, 2024, which included $65.2 million of sales outside the United States. For the three months ended June 30, 2024, we recognized incremental pump sales of $0.2 million as a result of Tandem Choice fulfillment.

Sales by product in the United States were as follows (in thousands):

	Three Months Ended June 30,
	2025	2024
Pump	$85,467	$81,745
Supplies and other	84,742	74,812
Net revenue recognized for Tandem Choice program	—	154
Total Sales in the United States	$170,209	$156,711
Pump and supply sales in the United States increased due to growth in volumes and average selling prices. Pump shipments increased to approximately 21,000 in the second quarter of 2025, compared to approximately 20,000 in the second quarter of 2024. Sales in the second quarter of 2024 included $0.2 million in sales from Tandem Choice fulfillment, for which there was no comparable adjustment in 2025.

Sales by product outside the United States were as follows (in thousands):

	Three Months Ended June 30,
	2025	2024
Pump	$26,404	$26,130
Supplies and other	44,065	39,069
Total Sales Outside the United States	$70,469	$65,199
For the second quarter of 2025, total sales outside the United States increased primarily due to growth in supply volumes, improved average selling prices, geographical mix, and favorable changes in foreign exchange rates. Pump shipments decreased slightly to approximately 9,000 pumps for the second quarter of 2025 compared to nearly 10,000 pumps in the second quarter of 2024.
Cost of Sales and Gross Profit
Our cost of sales for the three months ended June 30, 2025 was $114.8 million, resulting in gross profit of $125.9 million, compared to cost of sales of $109.1 million and gross profit of $112.8 million for the same period in 2024. The gross margins for the three-month periods ended June 30, 2025 and 2024 were 52% and 51%, respectively. This increase in gross margin was primarily driven by improvement in average selling prices, partially offset by the impact of less favorable product mix and non-manufacturing costs.
Operating Expenses
Our operating expenses for the three months ended June 30, 2025 were $177.7 million, compared to $143.6 million for the three months ended June 30, 2024. The $34.1 million increase was primarily driven by $20.0 million in litigation and settlement expenses. Additionally, operating expenses increased due primarily to higher employee-related expenses.
Selling, General and Administrative Expenses. SG&A expenses were $109.6 million for the three months ended June 30, 2025, compared to $94.2 million for the same period in 2024. The increase was driven by commercial investments in the sales infrastructure, including sales force expansion in the United States, costs to support direct operations in Europe and initiatives to create future efficiencies in operations.
Litigation and Settlement Expense. Litigation and settlement expenses of $20.0 million for the three months ended June 30, 2025 related to a Settlement, Mutual Release and Cross-License Agreement with F. Hoffmann-La Roche AG and its subsidiaries (the “Cross-License Agreement”) (see Intangible Assets Subject to Amortization, Note 2, “Summary of Significant Accounting Policies”). We did not incur any legal settlement expenses for the three months ended June 30, 2024.
Research and Development Expenses. R&D expenses decreased to $48.1 million for the three months ended June 30, 2025, from $49.3 million for the same period in 2024. The decrease in R&D expenses was primarily due to lower employee-related expenses as a result of restructuring activities that occurred in the first quarter of 2025.
Other Income (Expense), Net
Total other income (expense), net for the three months ended June 30, 2025 was a $5.9 million loss, compared to $1.0 million of income for the same period in 2024. Other expense, net for the three months ended June 30, 2025 primarily consisted of $4.3 million of unrealized losses on foreign currency remeasurements, $3.4 million loss on equity investment and $1.9 million of interest expense which included the amortization of debt issuance costs related to our convertible senior notes, partially offset by $3.4 million of interest income earned on our cash equivalents and short-term investments. Other income, net for the three months ended June 30, 2024 was $1.0 million of income, primarily consisting of $5.3 million of interest income earned on our cash equivalents and short-term investments, partially offset by $2.0 million impairment on a strategic investment in a private company, and $1.8 million of interest expense which included the amortization of debt issuance costs.

Income Tax Expense
We recognized income tax benefit of $5.3 million on a pre-tax loss of $57.7 million for the three months ended June 30, 2025, compared to income tax expense of $1.1 million on a pre-tax loss of $29.7 million for the three months ended June 30, 2024. Income tax benefit and expense for the three months ended June 30, 2025 and 2024, respectively, was primarily attributable to federal, state and foreign income tax benefit and expense as a result of current taxable income in certain jurisdictions.

Comparison of the Six Months Ended June 30, 2025 and 2024
Sales
For the six months ended June 30, 2025, we shipped approximately 59,000 pumps worldwide. Sales were $475.1 million, which included $154.3 million of sales outside the United States. Sales were $413.6 million for the six months ended June 30, 2024, which included $127.1 million of sales outside the United States. For the six months ended June 30, 2024, we deferred $1.0 million of pump sales as the result of Tandem Choice.

Sales by product in the United States were as follows (in thousands):

	Six Months Ended June 30,
	2025	2024
Pump	$157,608	$143,465
Supplies and other	163,233	143,999
Net revenue deferred for Tandem Choice program	—	(992)
Total Sales in the United States	$320,841	$286,472
Pump and supply sales in the United States increased primarily due to growth in shipment volumes and increased average selling prices. Pumps shipments increased to over 38,000 for the six months ended June 30, 2025, compared to nearly 36,000 for the six months ended June 30, 2024. Sales in the first half of 2024 were reduced by $1.0 million from net sales deferrals related to Tandem Choice, for which there were no comparable adjustments for the same period in 2025.
Sales by product outside the United States were as follows (in thousands):

	Six Months Ended June 30,
	2025	2024
Pump	$56,354	$51,697
Supplies and other	97,905	75,415
Total Sales Outside the United States	$154,259	$127,112
For the six months ended June 30, 2025, both pumps and pump-related supply sales increased due to a year-over-year increase in shipment volumes and average selling prices, with pump shipments growing to over 20,000 pumps in the six months ended June 30, 2025, compared to approximately 19,000 in the six months ended June 30, 2024.
Cost of Sales and Gross Profit
Our cost of sales for the six months ended June 30, 2025 was $230.8 million, resulting in gross profit of $244.3 million, compared to cost of sales of $206.1 million and gross profit of $207.5 million for the same period in 2024. The gross margins for the six-month periods ended June 30, 2025 and 2024 were 51% and 50%, respectively. This increase in gross margin was primarily driven by improved average selling prices, partially offset by the impact of less favorable product mix.

Operating Expenses
Our operating expenses for the six months ended June 30, 2025 were $417.0 million, compared to $279.9 million for the six months ended June 30, 2024. The $137.1 million increase was primarily driven by a $75.2 million charge to IPR&D in connection with the revised AMF purchase agreement (see Note 13, “Acquisitions”) and a $20.0 million litigation and settlement expense, as well as costs related to operating lease impairment and restructuring charges related to relocation of certain research and development activities and sales force expansion.
Selling, General and Administrative Expenses. SG&A expenses, including one-time charges for non-recurring facility impairment costs of $6.7 million and restructuring costs of $2.2 million, were $223.4 million for the six months ended June 30, 2025, compared to $184.3 million for the same period in 2024. After one-time costs, the remaining increase was largely driven by commercial investments in sales infrastructure, including sales force expansion in the United States, costs to support direct operations in Europe and initiatives to create future efficiencies in operations.

	Six Months Ended June 30,
	2025	2024
Selling, general and administrative	$214,562	$184,348
Non-recurring facility impairment costs	6,697	—
Restructuring costs	2,190	—
Total SG&A expenses	$223,449	$184,348
Litigation and Settlement Expense. Litigation and settlement expenses of $20.0 million for the six months ended June 30, 2025 related to the Cross-License Agreement. We did not incur any legal settlement expenses for the six months ended June 30, 2024.
Research and Development Expenses. R&D expenses, including one-time charges for non-recurring restructuring costs of $2.3 million, increased to $98.3 million for the six months ended June 30, 2025, from $95.6 million for the same period in 2024. After one-time costs, R&D expenses were relatively flat compared to the prior year.

	Six Months Ended June 30,
	2025	2024
Research and development	$96,053	$95,570
Restructuring costs	2,280	—
Total R&D expenses	$98,333	$95,570
Acquired In-Process Research and Development (IPR&D) Expenses. Acquired IPR&D expenses were $75.2 million for the six months ended June 30, 2025, which represented costs associated with the revised AMF purchase agreement (see Note 13, “Acquisitions”). We did not incur any IPR&D expenses for the six months ended June 30, 2024.
Other Income (Expense), Net
Total other income (expense), net for the six months ended June 30, 2025 was a $7.1 million loss, compared to $3.2 million for the same period in 2024. Other expense, net for the six months ended June 30, 2025 primarily consisted of $6.9 million loss on equity investment and $3.8 million of interest expense which included the amortization of debt issuance costs related to our convertible senior notes, and $4.3 million unrealized loss from foreign currency remeasurement, offset by $7.9 million of interest income earned on our cash equivalents and short-term investments. Other income, net for the six months ended June 30, 2024 primarily consisted of $10.8 million of interest income earned on our cash equivalents and short-term investments, partially offset by $3.7 million of interest expense which included the amortization of debt issuance costs, and $1.3 million loss on debt extinguishment.
Income Tax Expense
We recognized income tax expense of $3.1 million on a pre-tax loss of $179.8 million for the six months ended June 30, 2025, compared to income tax expense of $4.3 million on a pre-tax loss of $69.3 million for the six months ended June 30, 2024. Income tax expense for the six months ended June 30, 2025 and 2024 was primarily attributable to federal, state and foreign income tax expense as a result of current taxable income in certain jurisdictions.

Liquidity and Capital Resources
At June 30, 2025, we had $315.4 million in cash and cash equivalents and short-term investments. We believe that our cash and cash equivalents, short-term investments, and future cash flows from operations will be sufficient to fund our ongoing core business activities for at least the next 12 months.
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
The following table shows a summary of our cash flows for the six months ended June 30, 2025 and 2024 (in thousands):

	Six Months Ended June 30,
	2025	2024
Net cash provided by (used in):
Operating activities	$(27,774)	$(13,271)
Investing activities	67,316	(8,596)
Financing activities	(44,401)	10,584
Effect of foreign exchange rate changes on cash	(263)	112
Net increase (decrease) in cash and cash equivalents	$(5,122)	$(11,171)
Operating Activities. Net cash used in operating activities was $27.8 million for the six months ended June 30, 2025, compared to $13.3 million used in the same period in 2024. For the six months ended June 30, 2025, net loss was $183.0 million, net non-cash adjustments were $151.8 million, and the change in working capital balances was an increase of $3.4 million. For the six months ended June 30, 2024, net loss was $73.5 million, net non-cash adjustments were $63.8 million and the change in working capital balances was a decrease of $3.6 million.
Investing Activities. Net cash provided by investing activities was $67.3 million for the six months ended June 30, 2025, which primarily consisted of $146.4 million in proceeds from maturities and redemptions of short-term investments, offset by $43.5 million paid for IPR&D, $26.5 million in purchases of short-term investments, and $9.2 million in purchases of property and equipment. Net cash used in investing activities was $8.6 million for the six months ended June 30, 2024, which primarily consisted of $177.7 million in purchases of short-term investments, and $10.9 million in purchases of property and equipment, offset by $180.1 million in proceeds from maturities and redemptions of short-term investments.
Financing Activities. Net cash used in financing activities was $44.4 million for the six months ended June 30, 2025, which consisted of $40.6 million used to pay the principal of the 2025 Notes and payments for tax withholdings related to the issuance of common stock under our stock plans, net of proceeds received from common stock issuances for the period. Net cash provided by financing activities was $10.6 million for the six months ended June 30, 2024, which primarily consisted of net proceeds of $306.9 million from the issuance of the 2029 Notes which was partially offset by $246.1 million used in the repurchase of 2025 Notes, $30.0 million used in the repurchase and retirement of common stock and $15.8 million used to purchase Capped Call Options related to the 2029 Notes. In addition, $4.5 million was used in payments for tax withholdings related to the issuance of common stock under our stock plans, net of proceeds received from common stock issuances for the period.
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

Item 3. Quantitative and Qualitative Disclosures about Market Risk.
There were no material changes to our quantitative and qualitative disclosures about market risk during the six months ended June 30, 2025 contained in Part II, Item 7A of our Annual Report on Form 10-K for the fiscal year ended December 31, 2024, other than our entry into foreign currency forward contracts to mitigate the impact of foreign currency exchange rate fluctuations on the portions of our revenue and operating expenses that are denominated in currencies other than the U.S. dollar. See Note 9 in Part I, Item 1 of this Quarterly Report on Form 10-Q for more information.
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
As of June 30, 2025, we carried out an evaluation, under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based on this evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective at a reasonable assurance level as of June 30, 2025.
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
Changes in Internal Control over Financial Reporting
There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) during the quarter ended June 30, 2025 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION
Item 1. Legal Proceedings.
See “Commitments and Contingencies - Legal and Regulatory Matters” in Part I, Notes to Unaudited Condensed Consolidated Financial Statements, Note 14 of this Quarterly Report, as of June 30, 2025.
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
•We operate in a very competitive industry and if we fail to compete successfully against our existing or future competitors, or if the competitive environment harms our business partners, our financial condition and operating results may be negatively affected.
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
Risks Related to Our Indebtedness

•We have incurred a significant amount of indebtedness and the agreements governing such indebtedness subject us to required debt service payments, any of which may restrict our financial flexibility and affect our ability to operate our business.
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
Risks Related to Our Business and Our Industry
We have incurred significant operating losses since inception and cannot assure you that we will achieve sustained profitability.*
Since our inception in January 2006, we have incurred a significant net loss. As of June 30, 2025, we had an accumulated deficit of $1.2 billion. To date, we have funded our operations primarily through cash collected from product sales, private and public offerings of our equity securities, and debt financings. We have devoted substantially all of our resources to the design, development and commercialization of our products, the scaling of our manufacturing and business operations, and the research and development of our current products and products under development.
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
To implement our business strategy and achieve consistent profitability, we need to, among other things, increase sales of our products through various sales channels and the gross profit associated with those sales, maintain an appropriate customer service, training and support infrastructure, fund ongoing research and development (R&D) activities, create additional efficiencies in our manufacturing processes while adding to our capacity, and obtain regulatory clearance, certification or approval to commercialize our products currently under development both in the United States and the 24 countries outside the United States in which our insulin pumps are available. We expect our expenses will continue to increase as we pursue these objectives and make investments in our business. Additional increases in our expenses without commensurate increases in sales could significantly increase our operating losses.
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
We currently rely on sales of insulin pump products to generate a significant portion of our revenue, and any factors that negatively impact sales of these products may adversely affect our business, financial condition and operating results.*
We generate nearly all of our revenue from the sale of our insulin pumps and the related insulin cartridges and infusion sets. Sales of these products may be negatively impacted by many factors, including:

•market acceptance of the insulin pumps and related products manufactured and sold by our key competitors, including Beta Bionics, Insulet, Medtronic, Sequel and Ypsomed;
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
•our inability to expand our sales channels, including the pharmacy channel in the United States;
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

Our ability to maintain and grow our revenue depends in part on retaining a high percentage of our customer base.*
A key to maintaining and growing our revenue is the retention of a high percentage of our customers due to the potentially significant revenue generated from ongoing purchases of single-use infusion sets, insulin cartridges and other supplies. In addition, our pumps are designed and tested to remain effective for at least four years and a customer may consider purchasing another pump from us when the time comes to replace it. We have developed retention programs aimed at our customers, their caregivers and healthcare providers, which include training specific to our products, ongoing support by our sales and clinical employees, and technical support and customer service. Demand for our products from our existing customers could decline or could fail to increase as anticipated or projected as a result of a number of factors, including the introduction of competing products, breakthroughs for the monitoring, treatment or prevention of diabetes, changes in reimbursement rates or policies, manufacturing problems, perceived safety or reliability issues with our products or components or the products of our competitors, the failure to secure regulatory clearance, certification, or approvals for products or product features in a timely manner or at all, product development or commercialization delays, the impacts and disruption from health epidemics or pandemics, international conflicts, or for other reasons.
The failure to retain a high percentage of our customers and increase sales to these customers consistent with our forecasts would have a material adverse effect on our business, financial condition and operating results.
Failure to secure or retain adequate coverage or reimbursement for our current and future products by third-party payors could adversely affect our business, financial condition and operating results.*
A substantial portion of the purchase price of an insulin pump is typically paid for by third-party payors, including private insurance companies, preferred provider organizations and other managed care providers. Future sales of our current and future products will be limited unless our customers can rely on third-party payors to pay for all or part of the associated purchase cost. Access to adequate coverage and reimbursement for our current and future products by third-party payors is essential to the acceptance of our products by customers. In July 2025, the Centers for Medicare and Medicaid Services (CMS), which administers the U.S. Medicare program, outlined a proposed competitive bidding process for some medical equipment, including continuous glucose monitors and insulin pumps that could affect reimbursement rates for our products. In addition, CMS outlined a proposed change in payment for these devices to a monthly rental basis which could impact when our pumps are shipped and corresponding revenue is recognized.
As guidelines in setting their coverage and reimbursement policies, many third-party payors in the United States use coverage decisions and payment amounts determined by CMS. Medicare periodically reviews its reimbursement practices for diabetes-related products, and there is uncertainty as to the future Medicare coverage structure and reimbursement rate for our products. It is also possible that CMS may continue to review and modify the current coverage and reimbursement of diabetes-related products in connection with anticipated changes to the regulatory approval process for insulin pumps and related products, software applications and services. In addition, third-party payors that do not follow the CMS guidelines may adopt different coverage and reimbursement policies for our current and future products. Further, it is possible that some third-party payors will not offer any coverage for our current or future products. For instance, it is possible that third-party payors may adopt policies in the future that designate one or more of our competitors as their preferred, in-network durable medical equipment provider of insulin pumps and that such policies would discourage or prohibit the payors’ members from purchasing our products, which would adversely impact our ability to sell our products.
We are pursuing a multi-channel managed care strategy and have begun offering Tandem Mobi through the pharmacy channel and are preparing to offer cartridge and infusion sets for the t:slim X2 customers through the pharmacy channel beginning in the fourth quarter of 2025. However, the commercial opportunity in the pharmacy channel will be limited unless a substantial portion of the sales price for any products offered through the pharmacy channel is covered by third-party payors, including private insurance companies, health maintenance organizations, preferred provider organizations, federal and state government healthcare agencies, intermediaries, Medicare, Medicaid and other managed care providers. Medicare Part D plan sponsors may provide coverage for certain products under the Medicare Part D prescription drug program, which requires negotiating with third-party payors to provide these products through the pharmacy channel in the United States. If our efforts to enter into and maintain additional contracts with intermediaries and third-party payors for products we offer or seek to offer through the pharmacy channel take longer than anticipated or are not successful, our ability to successfully offer these products or any future products through the pharmacy channel will be limited.

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
Further, the healthcare industry continues to be increasingly focused on cost containment as government and private insurers seek to control healthcare costs by imposing lower payment rates and negotiating reduced contract rates with third-party payors. If third-party payors deny coverage or reduce their current levels of payment, or if our production costs increase faster than increases in reimbursement levels, we may be unable to sell our products on a profitable basis.
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
Our primary competitors are major medical device companies, primarily Beta Bionics, Insulet, Medtronic, Sequel and Ypsomed. There are also a number of other companies developing and marketing their own insulin delivery systems and/or related software applications, including insulin pumps and Bluetooth-enabled insulin pens to support MDI therapy. Our primary competitors enjoy several competitive advantages over us, including:
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
Competing products, therapeutic techniques or other technological developments and breakthroughs for the monitoring, treatment or prevention of diabetes may render our products obsolete or less desirable or reduce the size of our potential market.*
Our ability to grow our business and achieve our strategic objectives will depend, among other things, on our ability to develop and commercialize products for the treatment of diabetes that offer distinct features and functionality, are easy-to-use, provide superior treatment outcomes, receive adequate coverage and reimbursement from third-party payors, and are otherwise more appealing than available alternatives. Our primary competitors, as well as a number of other companies and medical researchers are pursuing new delivery devices, delivery technologies, therapeutic techniques, sensing technologies, treatment techniques, procedures, drugs and other therapies for the monitoring, treatment and prevention of diabetes. Any breakthroughs in diabetes monitoring, treatment or prevention could reduce the potential market for our products or render our products obsolete altogether, which would significantly reduce our sales or cause our sales to grow at a slower rate than we currently expect. In addition, even the perception that new products may be introduced, or that technological or treatment advancements could occur and could result in delayed purchases or a decline in market share. For example, since 2023, ongoing adoption of the GLP-1 class of drugs in diabetes and news surrounding the expansion of use of GLP-1 drugs in obesity likely had a negative impact on the insulin therapy market.
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

As demand for our products increases, and as the number of our commercial products expands, we will have to invest additional resources to purchase components, hire and train employees, and enhance our manufacturing processes and quality systems. We have also increased our use of third parties to perform contracted manufacturing services for us and failure in our oversight of these third parties or any disruption to their network business could negatively impact our business operations. We may also need to acquire additional custom designed equipment to support the expansion of our manufacturing capacity. In addition, although we expect some of our products under development to share product features and components with our current products, manufacturing of these products may require modifying our production lines, hiring specialized employees, identifying new suppliers for specific components, qualifying and implementing additional equipment and procedures, obtaining new regulatory clearances, certifications, or approvals, or developing new manufacturing technologies. Ultimately, it may not be possible for us to manufacture these products at a cost or in quantities sufficient to make these products commercially viable.
If we, our contract manufacturers or our suppliers fail to increase our production capacity to meet consumer demand while also maintaining product quality standards, obtaining and maintaining regulatory clearances, certifications, or approvals, and efficiently managing costs, our sales and operating margins could be negatively impacted, which would have an adverse impact on our financial condition and operating results.
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
Modifications to our business strategy or restructuring of our operations could lead to higher costs or otherwise impact the profitability of our business or the value of our assets.*
As changes occur in our business environment, we have adjusted, and may continue to adjust, our business strategies, including our pursuit of a multi-channel managed care strategy to include offering certain products through the pharmacy channel. We may also decide to further restructure our operations, specific business functions, or assets. However, any new structure and strategies may not deliver the expected benefits, such as supporting our growth objectives or enhancing shareholder value and could prove less effective than our previous approach. Additionally, external factors, including evolving technology, shifting consumer behaviors, acceptance of our products, and macroeconomic changes, could negatively impact the value of our assets. These changes or events may lead to costs associated with adjusting our business strategy and potentially necessitate writing down asset values.

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
Risks Related to Our Indebtedness
We have incurred a significant amount of indebtedness, and the agreements governing such indebtedness subject us to required debt service payments, any of which may restrict our financial flexibility and affect our ability to operate our business.*
From time to time, we have financed our liquidity needs under various credit arrangements and we may borrow additional funds in the future. For example, in May 2020, we completed the offering of $287.5 million aggregate principal amount of 1.50% Convertible Senior Notes due 2025 (the 2025 Notes). In March 2024, we completed the offering of $316.3 million aggregate principal amount of 1.50% Convertible Senior Notes due 2029 (the 2029 Notes), which are governed by the terms of an indenture (the indenture). In March 2024, we used the proceeds from the offering of the 2029 Notes to repurchase approximately $246.7 million aggregate principal amount of the 2025 Notes in privately negotiated transactions with holders of the 2025 Notes and in the second quarter of 2025, all remaining 2025 Notes were paid in full. The 2029 Notes are our senior unsecured obligations, and interest on the 2029 Notes is payable in cash semi-annually at a rate of 1.50% per year.
Our failure to comply with certain obligations under the 2029 Notes, or inability to make required debt service payments, could result in an event of default under the indenture. A default, if not cured or waived, could result in acceleration of the indebtedness, which could have a material adverse effect on our business, financial condition and liquidity. Further, if our indebtedness is accelerated, we cannot be certain that cash will be available to pay the indebtedness and we may not have the ability to refinance the indebtedness on terms satisfactory to us or at all.
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
Servicing the 2029 Notes will require a significant amount of cash, and we may not have sufficient cash flow from our business to repay the 2029 Notes.*
Our ability to make scheduled payments of the principal and interest on the 2029 Notes, or to refinance the 2029 Notes depends on our future business operations and liquidity, which are subject, to numerous risks and uncertainties, including, market acceptance of our products, regulatory clearance, certification, or approval for our products, and the competitive environment in which we operate. Our business may not generate or sustain a level of cash flow from operations sufficient to service the 2029 Notes and any future indebtedness we may incur. If we are unable to generate sufficient cash flow, we may be required to adopt one or more alternatives, such as reducing or delaying capital expenditures, selling or licensing assets, refinancing indebtedness, or obtaining additional equity capital. Our ability to successfully engage in these activities will depend on a number of factors, including the value of our assets, our operating results and financial condition, the value of our common stock, and the status of the capital markets at such time. We may not be able to engage in any of these activities on commercially reasonable terms or at all, which could result in a default under the 2029 Notes, or our future indebtedness.
In addition, we may from time to time seek to retire or purchase our outstanding debt, including the 2029 Notes, through cash purchases and/or exchanges for equity securities, in open market purchases, privately negotiated transactions or otherwise. Such repurchases or exchanges, if any, will depend on prevailing market conditions, our liquidity requirements, contractual restrictions, and other factors. The amounts involved in any such transactions, individually or in the aggregate, may be material. Further, any such purchases or exchanges may result in us acquiring and retiring a substantial amount of such indebtedness, which could impact the trading liquidity of such indebtedness.
We may not have sufficient cash or be able to obtain financing to repurchase the 2029 Notes upon a fundamental change, or to settle conversions of the 2029 Notes.*
Holders of the 2029 Notes have the right to require us to repurchase their 2029 Notes upon the occurrence of a fundamental change (as defined in the indenture) at a repurchase price equal to 100% of the principal amount of the 2029 Notes to be repurchased, plus accrued and unpaid interest, if any. In addition, upon conversion of the 2029 Notes, unless we elect to deliver solely shares of our common stock to settle such conversion, we will be required to settle all or a portion of our conversion obligation through the payment of cash, which could adversely affect our liquidity. However, we may not have enough available cash or be able to obtain financing at the time we are required to make repurchases of the 2029 Notes or settle conversions of the 2029 Notes. In addition, our ability to repurchase the 2029 Notes or to pay cash upon conversions of the 2029 Notes may be limited by agreements governing our future indebtedness. Our failure to repurchase 2029 Notes at a time when the repurchase is required by the indenture, or to pay any cash payable on future conversions of the 2029 Notes as required by the indenture, would constitute an event of default under the indenture. A default under an indenture, or the fundamental change itself, could also lead to a default under agreements governing our existing or future indebtedness, including the other indenture. If the repayment of the related indebtedness were to be accelerated after any applicable notice or grace periods, we may not have sufficient funds to repay the indebtedness and repurchase the notes or make cash payments upon conversions thereof.
Conversion of the 2029 Notes will, to the extent we deliver shares upon conversion of such 2029 Notes, dilute the ownership interest of existing stockholders and may otherwise have a negative impact on the trading price of our common stock.*
The conversion of some or all of the 2029 Notes will dilute the ownership interests of existing stockholders to the extent we deliver shares upon conversion of any of the 2029 Notes. Any sales in the public market of the common stock issued upon the conversion of the 2029 Notes could adversely affect prevailing market prices of our common stock. In addition, the perception that some or all of the 2029 Notes may be converted into shares of our common stock in the future could have a negative impact on the trading price of our common stock.

Certain provisions in the indentures governing the 2029 Notes may delay or prevent an otherwise beneficial takeover attempt.*
Certain provisions in the indenture governing the 2029 Notes may make it more difficult or expensive for a third party to acquire us. For example, the terms of the 2029 Notes require us to offer to repurchase the 2029 Notes in the event of a fundamental change and, in certain circumstances, to increase the conversion rate for a holder that converts its 2029 Notes in connection with a make-whole fundamental change (as defined in the indenture governing the 2029 Notes). A takeover of the Company may trigger the requirement that we offer to repurchase the 2029 Notes and/or increase the conversion rate of the 2029 Notes for a holder that elects to convert its 2029 Notes, which could make it more costly for a potential acquirer to engage in such takeover. These and other provisions set forth in the indenture may have the effect of delaying or preventing a takeover of the Company that would otherwise be beneficial to investors.
The Capped Call Transactions may affect the value of the 2029 Notes and our common stock.*
In connection with the issuance of the 2029 Notes, we entered into capped call transactions (the 2029 Capped Call Transactions) with certain financial institutions (the 2029 option counterparties). The 2029 Capped Call Transaction is expected generally to reduce the potential dilution to our common stock upon any conversion of the 2029 Notes and/or offset any cash payments we are required to make in excess of the principal amount of converted 2029 Notes, as the case may be, with such reduction and/or offset subject to a cap.
The 2029 option counterparties or their respective affiliates may modify their hedge positions by entering into or unwinding various derivatives with respect to our common stock and/or purchasing or selling our common stock or other securities of ours in secondary market transactions before the maturity of the 2029 Notes. This activity could also cause or avoid an increase or a decrease in the market price of our common stock or the 2029 Notes, which could affect a note holder’s ability to convert the 2029 Notes.
The potential effect, if any, of any of these transactions and activities on the market price of our common stock or the 2029 Notes will depend in part on market conditions and cannot be ascertained at this time, but any of these activities could adversely affect the value of our common stock and the value of the 2029 Notes and, under certain circumstances, the ability of the note holders to convert the 2029 Notes.
We are subject to counterparty risk with respect to the 2029 Capped Call Transactions.*
The 2029 option counterparties are financial institutions, and we will be subject to the risk that any or all of them may default under the 2029 Capped Call Transactions. If a 2029 option counterparty becomes subject to insolvency proceedings, we will become an unsecured creditor in those proceedings with a claim equal to our exposure at that time under the 2029 Capped Call Transaction with such 2029 option counterparty. Our exposure will depend on many factors but, in general, an increase in our exposure will be correlated to an increase in the market price and volatility of our common stock. In addition, upon a default by a 2029 option counterparty, we may suffer more dilution than we currently anticipate with respect to our common stock.
Risks Related to Our Future Financings and Financial Results
We may need or otherwise determine to raise additional funds in the future and if we are unable to raise additional funds when necessary or desirable, we may not be able to achieve our strategic objectives.*
As of June 30, 2025, we had $315.4 million in cash, cash equivalents and short-term investments. Our management expects the continued growth of our business, including the expansion of our customer service infrastructure to support our growing base of customers, our plans to continue expanding commercial sales of our products outside of the United States, the growth of our manufacturing and warehousing operations, and the increase of our facility footprint to accommodate additional headcount and R&D activities, will continue to increase our expenses. In addition, the amount of our future product sales is difficult to predict and actual sales may not be in line with our forecasts. Accordingly, our future capital requirements will depend on many factors, including:
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
•the effect of third-party coverage and reimbursement policies, including any changes by CMS to reimbursement rates and payment schedule through a proposed competitive bidding process insulin pumps;
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

Because our business is global our sales and profits may fluctuate or decline in response to changes in foreign currency exchange rates or other international risks.*
Activities outside the United States accounted for approximately 28% of our total sales during 2024. Foreign currency fluctuations could result in volatility of our revenue and expenses. In addition, we are exposed to transaction risk because we incur some of our sales and expenses in currencies other than the U.S. dollar. Our most significant currency exposures are to the Canadian dollar, the Euro and Swiss franc, and the exchange rates between these currencies and the U.S. dollar may fluctuate substantially. The strengthening of the U.S. dollar would likely negatively impact our results. We price some of our products in U.S. dollars, and thus changes in exchange rates can make our products more expensive in some offshore markets and reduce our sales. Inflation could also make our products more expensive and increase the credit risks to which we are exposed. In 2025, we began actively hedging our exposure to currency rate fluctuations; however, future foreign currency fluctuations are difficult to predict and there is no guaranty that our foreign currency hedging transactions will have the desired effect. As a result of these hedging transactions and future foreign currency fluctuations, the volatility of our revenue, profitability, and stock price could increase and be favorably or unfavorably impacted. These and other risks may have a material adverse effect on our business, financial condition and results of operations as a whole.
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
Obligations related to data privacy are quickly changing, becoming increasingly stringent, and creating uncertainty. Additionally, these obligations may be subject to differing applications and interpretations, which may be inconsistent or conflict among jurisdictions. Preparing for and complying with these obligations requires us to devote significant resources, which may necessitate changes to our services, information technologies, systems, and practices and to those of any third parties with whom we work. In addition, these obligations may require us to change our business model. We may at times fail (or be perceived to have failed) in our efforts to comply with our data privacy obligations. Moreover, despite our efforts, our employees and personnel or third parties with whom we work may fail to comply with such obligations, which could negatively impact our business operations. In addition, a shift in consumers’ data privacy expectations or other social, economic or political developments could impact the regulatory enforcement of these obligations, which could increase the cost of and complicate our compliance with applicable obligations.

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
Our sensitive information could be leaked, disclosed, or revealed as a result of or in connection with our employees’, personnel’s, or third parties with whom we work using generative artificial intelligence (AI) or machine learning (ML) technologies (collectively, AI/ML technologies). Any sensitive information, including confidential, competitive, proprietary, or personal data, that we input into a third-party generative AI platform could be leaked or disclosed to others, including if sensitive information is used to train the third parties’ AI model.
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
For example, we were involved in a multi-year patent dispute with F. Hoffman-La Roche AG and Roche Diabetes Care GmbH until our entry into a settlement agreement in May 2025. See Note 14, “Commitments and Contingencies.”
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
New products or modifications to our existing products may require new 510(k) clearances, PMAs, CE Marks or other certifications, or may require us to cease marketing or recall the modified products until clearances, certifications or approvals are obtained.
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
The United States has numerous federal and state laws pertaining to healthcare fraud and abuse. Violations of these laws are punishable by criminal and civil sanctions, including imprisonment, significant monetary penalties and exclusion from participation in federal funded programs such as Medicare and Medicaid.
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

Legislative or regulatory healthcare reforms, or other regulatory reforms, may result in downward pressure on the price of and decrease reimbursement for our products, and uncertainty regarding the healthcare regulatory environment could have a material adverse effect on our business.*
The sales of our products depend in part on the availability of coverage and reimbursement from third-party payors such as government health administration authorities, private health insurers, health maintenance organizations and other healthcare-related organizations. Both the federal and state governments in the United States continue to propose and pass new legislation and regulations designed to, among other things, expand healthcare coverage to more individuals, contain or reduce the cost of healthcare, and improve the quality of healthcare outcomes. For example, the Patient Protection and Affordable Care Act, as amended by the Health Care and Education Reconciliation Act (collectively, the Affordable Care Act) has substantially changed the way healthcare is financed by both governmental and private insurers and encourages improvements in the quality of healthcare items and services. In the future, additional changes could be made to governmental healthcare programs that could significantly impact the success of our products. This legislation and regulation may result in decreased reimbursement for medical devices, which may create additional pressure to reduce the prices charged for medical devices. Reduced reimbursement rates could significantly decrease our revenue, which in turn would place significant downward pressure on our gross margins and impede our ability to become profitable. Further, on August 16, 2022, former President Biden signed the Inflation Reduction Act of 2022 (the IRA 2022) into law, which among other things, extends enhanced subsidies for individuals purchasing health insurance coverage in the Affordable Care Act marketplaces through plan year 2025. The IRA 2022 also eliminates the “donut hole” under the Medicare Part D program beginning in 2025 by significantly lowering the beneficiary maximum out-of-pocket cost and through a newly established manufacturer discount program. In addition, on July 4, 2025, the annual reconciliation bill, the “One Big Beautiful Bill Act” (“OBBBA”), was signed into law which is expected to reduce Medicaid spending and enrollment by implementing work requirements for some beneficiaries, capping state-directed payments, reducing federal funding, and limiting provider taxes used to fund the program. OBBBA also narrows access to the Affordable Care Act marketplace exchange enrollment and declines to extend the Affordable Care Act enhanced advanced premium tax credits, set to expire in 2025, which, among other provisions in the law, are anticipated to reduce the number of Americans with health insurance.
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
In addition, the exit of the UK from the EU, commonly referred to as “Brexit” could lead to further regulatory divergence between the EU and the UK. On May 26, 2021, the MDR became applicable in the EU. However, the MDR is not applicable in Great Britain (i.e., England, Wales and Scotland), but does apply in Northern Ireland. In Great Britain, medical devices are governed by the Medical Devices Regulations 2002 (SI 2002 No 618, as amended) (UK MDR 2002) which, for the time being, retains a regulatory framework similar to the framework set out by the MDD. The UK’s regulator, the Medicines & Healthcare products Regulatory Agency, or MHRA, has published a roadmap to new regulations for medical devices. The first of the regulations, which strengthen post-market surveillance requirements, is scheduled to come into force on June 17, 2025. Further updated regulations are scheduled to follow in 2025 and 2026. Should the UK or Great Britain further diverge from the EU from a regulatory perspective, tariffs could be put into place in the future. We could therefore, both now and in the future, face significant additional expenses to operate our business, which could significantly and materially harm or delay our ability to generate revenue or achieve profitability of our business. Any further changes in international trade, tariff and import/export regulations as a result of Brexit or otherwise may impose unexpected duty costs or other non-tariff barriers on us. These developments, or the perception that any of them could occur, may significantly reduce global trade and, in particular, trade between the EU and the UK.
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
Competition for senior management and key employees in our industry is intense and over the past year we have also experienced general labor shortages in various areas of our business. We cannot guarantee that we will be able to retain our personnel or attract new, qualified personnel. In addition, adoption of new work models and requirements about when or how often employees work on site or remotely may present new challenges. As certain jobs and employers increasingly operate remotely, competition for talent may change in ways that cannot be fully predicted at this time. Moreover, we may need to increase employee wages, equity incentives, and benefits to attract and retain our personnel, which would increase our expenses. It may be difficult to continue to incentivize employees with meaningful equity incentives while limiting the use of the share reserve under our current long-term incentive plans. The loss of the services of certain members of our senior management or key employees could prevent or delay the implementation and completion of our strategic objectives, or divert management’s attention to seeking qualified replacements, and any general labor shortages could also negatively impact our ability to expand and scale functions that are needed to support the ongoing development of our products and the future growth of our business. Each member of senior management, as well as the vast majority of our employees, may terminate employment without notice and without cause or good reason. The members of our senior management are not subject to non-competition agreements. Accordingly, the adverse effect resulting from the loss of certain members of senior management could be compounded by our inability to prevent them from competing with us.
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
Our ability to use our net operating loss carryforwards and certain other tax attributes may be limited.*
Federal net operating losses (NOLs) incurred in tax years beginning after December 31, 2017, may be carried forward indefinitely, but the deductibility of such federal NOL carryforwards in a taxable year is limited to 80% of taxable income in such year. As of December 31, 2024, we had accumulated federal and state NOL carryforwards of approximately $96.5 million, and $248.0 million, respectively. Of the total federal NOL carryforwards, approximately $13.2 million were generated after January 1, 2018, and therefore do not expire but can only be utilized to offset 80% of future taxable income. The remaining federal NOL carryforwards of $83.2 million will begin to expire in 2033, and state tax loss carryforwards continue to expire.

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
Uncertainties in the interpretation and application of existing, new and proposed tax laws and regulations could materially affect our tax obligations and effective tax rate.*
The tax regimes to which we are subject or under which we operate are unsettled and may be subject to significant change. The issuance of additional guidance related to existing or future tax laws, or changes to tax laws or regulations proposed or implemented by the current or a future United States presidential administration, Congress, or taxing authorities in other jurisdictions, including jurisdictions outside of the United States, or by bodies such as the European Commission or the Organization for Economic Co-operation and Development (OECD),could materially affect our tax obligations (including the costs of compliance) and effective tax rate. To the extent that such changes have a negative impact on us, including as a result of related uncertainty, these changes may adversely impact our business, financial condition, results of operations, and cash flows.
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
The U.S. government recently enacted the OBBBA that (along with other recent U.S. federal tax reform) has resulted in significant changes to the taxation of business entities including, among other changes, changes to the taxation of income derived from international operations, changes in the deduction and amortization of research and development expenditures, and limitations on the deductibility of business interest. Future guidance from the Internal Revenue Service and other tax authorities with respect to any legislation may affect us, and certain aspects of such legislation could be repealed or modified or sunset in future years.
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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 5. Other Information.
None.

Item 6. Exhibits.

		Incorporated by Reference				Provided Herewith
Exhibit Number	Exhibit Description	Form	File No.	Date of First Filing	Exhibit Number
3.1	Amended and Restated Certificate of Incorporation of the Registrant (as amended and currently in effect).	10-Q	001-36189	August 3, 2023	3.1
3.2	Amended and Restated Bylaws of the Registrant (as amended and currently in effect).	10-Q	001-36189	August 3, 2023	3.2
10.1	Settlement, Mutual Release and Cross-License Agreement, dated May 21, 2025, by and between Tandem Diabetes Care, Inc. and F. Hoffmann-La Roche AG					X
10.2	First Amendment to Settlement, Mutual Release and Cross-License Agreement, dated May 28, 2025, by and between Tandem Diabetes Care, Inc. and F. Hoffmann-La Roche AG					X
31.1	Certification of John F. Sheridan, Chief Executive Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					X
31.2	Certification of Leigh A. Vosseller, Chief Financial Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					X
32.1*	Certification of John F. Sheridan, Chief Executive Officer, pursuant to U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					X
32.2*	Certification of Leigh A. Vosseller, Chief Financial Officer, pursuant to U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					X
101.INS	Inline XBRL Instance Document.					X
101.SCH	Inline XBRL Taxonomy Extension Schema Document.					X
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.					X
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.					X
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.					X
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.					X
104	Cover Page Interactive Data File (embedded within the Inline XBRL Document contained in Exhibit 101).					X

*	This certification is not deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, or otherwise subject to the liability of that section. Such certification will not be deemed to be incorporated by reference into any filing under the Securities Act of 1933 or the Securities Exchange Act of 1934, except to the extent that the registrant specifically incorporates it by reference.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Tandem Diabetes Care, Inc.

Dated: August 6, 2025	By:	/s/ John F. Sheridan
John F. Sheridan President and Chief Executive Officer (on behalf of the registrant and as the registrant’s Principal Executive Officer)

Dated: August 6, 2025	By:	/s/ Leigh A. Vosseller
Leigh A. Vosseller Executive Vice President, Chief Financial Officer and Treasurer (Principal Financial and Accounting Officer)