Form 10-Q
period 2025-09-30
TANDEM DIABETES CARE INC
filed 2025-11-06
CIK 1438133

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
____________________________________________________________________________________________
FORM 10-Q
_____________________________________________________________________________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended September 30, 2025
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.   ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No   ☒
As of November 4, 2025, there were 67,802,359 shares of the registrant’s Common Stock outstanding.

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements.
TANDEM DIABETES CARE, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except par value)

	September 30,	December 31,
	2025	2024
Assets	(Unaudited)	(Note 1)
Current assets:
Cash and cash equivalents	$91,947	$69,234
Short-term investments	227,164	369,095
Accounts receivable, net	125,940	114,585
Inventories	137,284	149,612
Prepaid and other current assets	34,609	21,965
Total current assets	616,944	724,491
Property and equipment, net	77,920	78,150
Operating lease right-of-use assets	98,364	85,306
Equity method investments	64,904	74,545
Other long-term assets	16,521	5,166
Total assets	$874,653	$967,658
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$47,481	$44,730
Accrued expenses	12,539	18,170
Employee-related liabilities	64,455	64,128
Current portion of convertible senior notes, net	—	40,670
Operating lease liabilities	21,341	18,208
Deferred revenue	9,844	11,831
Other current liabilities	96,882	49,312
Total current liabilities	252,542	247,049
Convertible senior notes, net - long-term	309,590	308,266
Operating lease liabilities - long-term	118,353	106,421
Deferred revenue - long-term	8,823	10,455
Other long-term liabilities	52,380	32,369
Total liabilities	741,688	704,560
Commitments and contingencies (Note 14)	—	—
Stockholders’ equity:
Common stock, $0.001 par value; 200,000 shares authorized, 67,773 and 66,264 shares issued and outstanding at September 30, 2025 and December 31, 2024, respectively.	68	66
Additional paid-in capital	1,379,675	1,312,804
Accumulated other comprehensive income (loss)	5,168	(1,947)
Accumulated deficit	(1,251,946)	(1,047,825)
Total stockholders’ equity	132,965	263,098
Total liabilities and stockholders’ equity	$874,653	$967,658
See accompanying notes to unaudited condensed consolidated financial statements.

TANDEM DIABETES CARE, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
(Unaudited)
(In thousands, except per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Sales	$249,253	$243,971	$724,353	$657,555
Cost of sales	114,961	119,318	345,799	325,436
Gross profit	134,292	124,653	378,554	332,119
Operating expenses:
Selling, general and administrative	108,440	99,639	331,889	283,987
Litigation and settlement expense	—	—	19,951	—
Research and development	48,715	51,107	147,048	146,677
Acquired in-process research and development expenses	—	—	75,217	—
Total operating expenses	157,155	150,746	574,105	430,664
Operating loss	(22,863)	(26,093)	(195,551)	(98,545)
Other income (expense), net:
Interest income and other income, net	2,509	5,344	6,070	13,482
Interest expense	(2,065)	(1,865)	(5,832)	(5,555)
Loss from equity method investments	(2,724)	—	(9,641)	—
Loss on extinguishment of debt	—	—	—	(1,268)
Total other income (expense), net	(2,280)	3,479	(9,403)	6,659
Loss before income taxes	(25,143)	(22,614)	(204,954)	(91,886)
Income tax expense (benefit)	(3,978)	637	(833)	4,894
Net loss	$(21,165)	$(23,251)	$(204,121)	$(96,780)
Other comprehensive income (loss):
Unrealized gain on short-term investments	$241	$3,948	$566	$2,189
Unrealized gain (loss) on cash flow hedges	534	—	(78)	—
Foreign currency translation gains	648	1,175	6,627	312
Comprehensive loss	$(19,742)	$(18,128)	$(197,006)	$(94,279)

Net loss per share - basic and diluted	$(0.31)	$(0.35)	$(3.04)	$(1.48)
Weighted average shares used to compute basic and diluted net loss per share	67,652	65,538	67,040	65,287
See accompanying notes to unaudited condensed consolidated financial statements.

TANDEM DIABETES CARE, INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(Unaudited)
(In thousands)

Three Months Ended September 30, 2025

	Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Total Stockholders’ Equity
	Shares	Amount
Balance at June 30, 2025	67,531	$68	$1,360,251	$3,745	$(1,230,781)	$133,283
Exercise of stock options	15	—	46	—	—	46
Vesting of restricted stock units, net of shares withheld for taxes	227	—	(1,616)	—	—	(1,616)
Stock-based compensation expense	—	—	20,994	—	—	20,994
Unrealized gain on short-term investments	—	—	—	241	—	241
Unrealized gain on cash flow hedges	—	—	—	534	—	534
Foreign currency translation gains	—	—	—	648	—	648
Net loss	—	—	—	—	(21,165)	(21,165)
Balance at September 30, 2025	67,773	$68	$1,379,675	$5,168	$(1,251,946)	$132,965

Nine Months Ended September 30, 2025

	Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Total Stockholders’ Equity
	Shares	Amount
Balance at December 31, 2024	66,264	$66	$1,312,804	$(1,947)	$(1,047,825)	$263,098
Exercise of stock options	68	—	917	—	—	917
Vesting of restricted stock units, net of shares withheld for taxes	990	1	(13,323)	—	—	(13,322)
Issuance of common stock under Employee Stock Purchase Plan	451	1	7,194	—	—	7,195
Stock-based compensation expense	—	—	72,083	—	—	72,083
Unrealized gain on short-term investments	—	—	—	566	—	566
Unrealized loss on cash flow hedges	—	—	—	(78)	—	(78)
Foreign currency translation gains	—	—	—	6,627	—	6,627
Net loss	—	—	—	—	(204,121)	(204,121)
Balance at September 30, 2025	67,773	$68	$1,379,675	$5,168	$(1,251,946)	$132,965
See accompanying notes to unaudited condensed consolidated financial statements.

Three Months Ended September 30, 2024

	Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Total Stockholders’ Equity
	Shares	Amount
Balance at June 30, 2024	65,435	$65	$1,260,392	$(1,253)	$(1,025,329)	$233,875
Exercise of stock options	24	—	409	—	—	409
Vesting of restricted stock units, net of shares withheld for taxes	187	1	(4,928)	—	—	(4,927)
Stock-based compensation expense	—	—	26,481	—	—	26,481
Unrealized gain on short-term investments	—	—	—	3,948	—	3,948
Foreign currency translation gains	—	—	—	1,175	—	1,175
Net loss	—	—	—	—	(23,251)	(23,251)
Balance at September 30, 2024	65,646	$66	$1,282,354	$3,870	$(1,048,580)	$237,710

Nine Months Ended September 30, 2024

	Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Total Stockholders’ Equity
	Shares	Amount
Balance at December 31, 2023	65,552	$66	$1,263,997	$1,369	$(951,800)	$313,632
Stock repurchase and retirement of shares	(1,107)	(1)	(29,999)	—	—	(30,000)
Exercise of stock options	94	—	1,806	—	—	1,806
Vesting of restricted stock units, net of shares withheld for taxes	705	1	(17,125)	—	—	(17,124)
Issuance of common stock under Employee Stock Purchase Plan	402	—	6,286	—	—	6,286
Stock-based compensation expense	—	—	73,018	—	—	73,018
Purchase of capped call options related to convertible notes due 2029	—	—	(15,813)	—	—	(15,813)
Unwind of capped call options related to convertible notes due 2025	—	—	184	—	—	184
Unrealized gain on short-term investments	—	—	—	2,189	—	2,189
Foreign currency translation gains	—	—	—	312	—	312
Net loss	—	—	—	—	(96,780)	(96,780)
Balance at September 30, 2024	65,646	$66	$1,282,354	$3,870	$(1,048,580)	$237,710
See accompanying notes to unaudited condensed consolidated financial statements.

TANDEM DIABETES CARE, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(In thousands)

	Nine Months Ended September 30,
	2025	2024
Operating Activities
Net loss	$(204,121)	$(96,780)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization expense	13,171	12,362
Amortization of debt issuance costs	1,414	1,587
Provision for expected credit losses	6,745	7,302
Operating lease and other impairment charges	6,697	2,000
Amortization of discount or (accretion of premium) on short-term investments	(2,083)	(595)
Loss from equity method investments	9,641	—
Stock-based compensation expense	72,271	73,217
Loss on extinguishment of debt	—	1,268
Acquired in-process research and development expenses	75,217	—
Other	1,041	1,610
Changes in operating assets and liabilities:
Accounts receivable, net	(14,798)	(8,712)
Inventories	17,252	5,215
Prepaid and other current assets	(12,140)	(3,427)
Other long-term assets	3,585	440
Accounts payable and accrued expenses	(3,591)	(952)
Employee-related liabilities	197	15,300
Deferred revenue	(4,102)	(3,589)
Operating leases and other current liabilities	9,017	6,898
Other long-term liabilities	5,077	364
Net cash provided by (used in) operating activities	(19,510)	13,508
Investing Activities
Purchases of short-term investments	(56,004)	(251,361)
Proceeds from maturities and redemptions of short-term investments	200,583	239,031
Purchases of property and equipment	(13,263)	(16,162)
Acquisition of in-process research and development	(43,464)	—
Net cash provided by (used in) investing activities	87,852	(28,492)
Financing Activities
Proceeds from issuance of convertible senior notes due 2029, net of $9,400 debt issuance costs	—	306,850
Repurchase of $246,740 principal amount of convertible senior notes due 2025	—	(246,123)
Principal payments on convertible senior notes due 2025	(40,760)	—
Payment for capped call transactions related to convertible senior notes due 2029	—	(15,813)
Repurchase and retirement of common stock	—	(30,000)
Cash used to settle withholding taxes on vested restricted stock, net of proceeds from issuance of common stock under Company stock plans	(5,211)	(9,032)
Other financing activities	—	183
Net cash provided by (used in) financing activities	(45,971)	6,065
Effect of foreign exchange rate changes on cash	342	(910)
Net increase (decrease) in cash and cash equivalents	22,713	(9,829)
Cash and cash equivalents at beginning of period	69,234	58,868
Cash and cash equivalents at end of period	$91,947	$49,039
Supplemental disclosures of cash flow information
Income taxes paid	$4,939	$1,298
Supplemental schedule of non-cash investing and financing activities
Operating lease right-of-use assets obtained in exchange for operating lease obligations	$26,169	$4,659
Purchases of property and equipment included in accounts payable and accrued expenses	$830	$2,641
Intangible costs in other long term-liabilities	$13,300	$—
See accompanying notes to unaudited condensed consolidated financial statements.

TANDEM DIABETES CARE, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
1. Organization and Basis of Presentation
The Company
Tandem Diabetes Care, a global insulin delivery and diabetes technology company, manufactures and sells advanced automated insulin delivery systems that reduce the burden of diabetes management, while creating new possibilities for its customers, their loved ones and healthcare providers. Tandem Diabetes Care, Inc. is incorporated in the state of Delaware. Unless the context requires otherwise, the terms the “Company” or “Tandem” refer to Tandem Diabetes Care, Inc., together with its wholly-owned subsidiaries.
The Company manufactures, sells, and supports insulin pump products that are designed to address the evolving needs and preferences of differentiated segments of the insulin-dependent diabetes market. The Company offers an insulin pump portfolio, which includes both the t:slim X2 and the Tandem Mobi. Both pumps feature Control-IQ+ technology, which is the Company’s most advanced algorithm for managing insulin delivery, using information received from integrated continuous glucose monitoring (CGM) sensors. New software for the insulin pumps may be updated remotely by the individual users as new advancements become available. The insulin pumps are compatible with other complementary digital health offerings, such as the Company’s mobile application and cloud-based diabetes management applications. The Company’s durable insulin pump products generally have an expected lifespan of at least four years. In addition to insulin pumps, the Company sells single-use components that are used together with the pumps and are replaced every few days, including cartridges for storing and delivering insulin, and infusion sets that connect the insulin pump to a user’s body.
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
The functional currency of the Company’s foreign subsidiaries is their respective local currency. The Company translates the financial statements of its foreign subsidiaries into U.S. dollars using period-end exchange rates for assets and liabilities and average exchange rates for each period for revenue, costs and expenses. Translation-related adjustments are included in other comprehensive income (loss) in the condensed consolidated statements of operations, and in accumulated other comprehensive income (loss) in the stockholders’ equity section of the Company’s condensed consolidated balance sheets. Foreign exchange gains or losses resulting from balances denominated in a currency other than the functional currency are recognized in interest income and other income, net in the Company’s condensed consolidated statements of operations.
2. Summary of Significant Accounting Policies
There have been no material changes to the Company’s significant accounting policies during the nine months ended September 30, 2025, as compared to those disclosed in the Annual Report, except for the addition of the accounting policy related to derivatives and hedging activities, which is included herein.

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
Intangible Assets Subject to Amortization
Finite-lived intangible assets are recorded at cost, net of accumulated amortization and, if applicable, impairment charges. Amortization of finite-lived intangible assets is recognized over their estimated useful lives using a straight-line or accelerated attribution method, depending on the economic benefit associated with the asset.
On May 21, 2025, the Company and various Roche entities (collectively “Roche”) entered into a Settlement, Mutual Release and Cross-License Agreement (the “Roche Cross-License Agreement”). The Roche Cross-License Agreement resolved all actual or potential patent disputes as of the agreement date, including the actions pending before courts of the Unified Patent Court in France and Germany.
Under the terms of the Roche Cross-License Agreement, the Company agreed to pay Roche $36.0 million over a four-year period, with an initial cash payment of $8.0 million and four equal annual installments thereafter. The installment payments include approximately $4.4 million of imputed interest. As a result, the Company recorded a $31.6 million liability, representing the present value of the total settlement obligation. Upon payment of the initial installment, which occurred in the second quarter of 2025, both parties granted each other non-exclusive, non-royalty-bearing, non-transferrable, and irrevocable licenses to their respective insulin delivery system-related patents and applications for a period of 10 years.
The Company allocated the present value of the settlement consideration between the value of the licensed patents and the release of past and potential future claims. Based on a relative fair value approach, $13.3 million was capitalized as an intangible asset for the value of the license, which will be amortized over seven years, reflecting the estimated useful life of the acquired patents. The remaining consideration was expensed as settlement and litigation expense with related legal fees in the second quarter of 2025.
The fair value of the licensed patents was estimated using a discounted cash flow model, which incorporated assumptions including projected revenues associated with the licensed technology, a technology migration rate, an estimated royalty rate, and a discount rate. The fair value of the past damages claimed was estimated based on applicable historical revenues and an estimated royalty rate.

Impairment of Long-Lived Assets
Long-lived assets, such as property and equipment, right-of-use lease assets, and acquired intangible assets subject to amortization, are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. If circumstances require a long-lived asset or asset group to be tested for possible impairment, the Company first compares undiscounted cash flows expected to be generated by that asset or asset group to its carrying amount. If the carrying amount of the long-lived asset or asset group is not recoverable on an undiscounted cash flow basis, an impairment is recognized to the extent that the carrying amount exceeds its fair value. Fair value is determined using unobservable (Level 3) inputs, including discounted cash flow models, future estimated sublease income, and third-party independent appraisals, as considered necessary. There is uncertainty in the projected undiscounted future cash flows used in the Company’s impairment review analysis, which requires the use of estimates and assumptions. If actual performance does not meet or exceed projected performance, or if the assumptions used in the model change in the future, the Company may be required to recognize additional impairment charges in future periods. Other than the impairment of operating lease right-of-use assets recognized in the first quarter of 2025 (see Note 6, “Leases”), there were no other impairments of long-lived assets, including acquired intangible assets, during the three and nine months ended September 30, 2025 and 2024.
Equity Method Investments
The Company held equity method investments of $64.9 million and $74.5 million at September 30, 2025 and December 31, 2024, respectively. The Company uses the equity method to account for investments in companies if it owns more than 20% of the investee company’s outstanding equity or the investment provides the Company with the ability to exercise significant influence but not control over the operating and financial policies of the investee. The Company assesses whether it has significant influence by considering various factors, including the nature and magnitude of the investment, voting rights held and participation in the governance of the investee, if any. The Company may also consider additional relevant factors, such as the presence of other business relationships.
The Company’s condensed consolidated net loss included its proportionate share of the net loss of its equity method investee, which was $2.7 million and $9.6 million for the three and nine months ended September 30, 2025, respectively. For the three and nine months ended September 30, 2024, the Company did not hold any equity method investments and therefore did not recognize a share of net income or loss from any equity method investments.
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

Variable Consideration
The amount of variable consideration that is included in the transaction price is included in revenue only to the extent that it is probable that a significant reversal in the amount of the cumulative revenue recognized will not occur in a future period. The Company is subject to certain rebates on pricing programs with managed care organizations, including pharmacy benefit managers and governmental or third-party commercial payors. The terms of these programs may vary depending on the customer and contractual arrangements. The Company estimates provisions for rebates based on contractual arrangements, estimates of products sold subject to rebate, known market events or trends and channel inventory data. Sales rebates are classified within other current or long-term liabilities on the condensed consolidated balance sheets, depending on the anticipated settlement period of the rebate. Actual rebates paid may differ from estimated amounts recorded in the accompanying consolidated financial statements.
Revenue Recognition for Tandem Choice Program
From September 2022 through December 2024, the Company offered a technology access program referred to as Tandem Choice that provided eligible in-warranty t:slim X2 customers in the United States with the flexibility to obtain the Tandem Mobi, once commercially available. The Company determined that the program created a material right for which a portion of each t:slim X2 pump sales transaction price was allocated and deferred. The Company began selling Tandem Mobi insulin pumps in February 2024 and eligibility for the Tandem Choice program ended at that time. Consequently, the Company ceased allocating and deferring a portion of the t:slim X2 transaction price for the material right for pumps sold after that date. Eligible customers who purchased a t:slim X2 insulin pump during the program period had until the end of December 2024 to exercise the option to switch to the Tandem Mobi for a stated fee.
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
Gains or losses on cash flow hedges are reclassified from other comprehensive income (loss) to earnings when the hedged transaction occurs and affects consolidated results. If the Company determines that a forecasted transaction is no longer probable or no longer qualifies for hedge accounting treatment, the Company discontinues hedge accounting and any related unrealized gain or loss on the derivative instrument is recognized in current earnings.
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
The following table provides a reconciliation of the changes in product warranty liabilities for the three and nine months ended September 30, 2025 and 2024 (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Balance at beginning of the period	$54,203	$37,356	$51,408	$37,173
Provision for warranties issued during the period	8,918	11,084	27,391	31,074
Settlements made during the period	(10,003)	(9,576)	(27,702)	(27,675)
Increases in warranty estimates	741	1,882	2,762	174
Balance at end of the period	$53,859	$40,746	$53,859	$40,746
As of September 30, 2025 and December 31, 2024, total product warranty reserves were included in the following consolidated balance sheet accounts (in thousands):

	September 30, 2025	December 31, 2024
Other current liabilities	$32,459	$31,048
Other long-term liabilities	21,400	20,360
Total warranty reserve	$53,859	$51,408

Stock-Based Compensation
Stock-based compensation cost is measured at the grant date based on the estimated fair value of the award, and the portion that is ultimately expected to vest is recognized as compensation expense over the requisite service period on a straight-line basis. The Company estimates the fair value of stock options issued under the Company’s stock incentive plans, and the fair value of employee purchase rights under the Company’s Employee Stock Purchase Plan (ESPP) using the Black-Scholes option pricing model on the date of grant. The Black-Scholes option pricing model requires the use of assumptions about a number of variables, including stock price volatility, expected term, dividend yield and risk-free interest rate (see Note 8, “Stockholders’ Equity”). The fair value of restricted stock unit (RSU) awards issued under the Company’s stock incentive plans that vest solely based on service, is estimated based on the fair market value of the underlying stock on the date of grant. The fair value of RSU awards that vest based upon predefined Company performance metrics and the awardee’s continuing service through the measurement date is generally estimated based on the fair market value of the underlying stock on the date of grant and the probability that the specified performance criteria will be met. At each reporting period, the Company reassesses the probability of the achievement of such performance metrics. Any expense change resulting from an adjustment in the estimated shares to be released is recorded in the period of adjustment. With respect to RSU awards with a market condition, the Company recognizes compensation expense ratably over the requisite service period under an award based on the fair market value of the award at the time of grant, regardless of whether the market condition is satisfied. Previously recognized compensation cost would be reversed only if the employee terminated employment before completing the requisite service period.

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
For the three and nine months ended September 30, 2025 and 2024, there was no difference in the weighted average number of shares used to calculate basic and diluted net loss per share due to the Company’s net loss position in each period.
Potentially dilutive securities outstanding and not included in the calculation of diluted net loss per share (because inclusion would be anti-dilutive) are as follows (in thousands, in common stock equivalent shares):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Options to purchase common stock	86	781	98	125
Unvested restricted stock units	3,881	3,964	2,764	2,995
Warrants to purchase common stock	194	194	194	194
Awards granted under the ESPP	346	292	250	147
Convertible senior notes (if-converted)	9,151	9,513	9,151	7,762
	13,658	14,744	12,457	11,223
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
In September 2025, the FASB issued ASU 2025-06 Intangibles–Goodwill and Other–Internal-Use Software (Subtopic 350-40): Targeted Improvements to the Accounting for Internal-Use Software (ASU 2025-06), which modernizes the accounting guidance for internal-use software, including website development costs. The amendments eliminate the consideration of software development stages and introduce a new capitalization threshold based on the entity’s commitment to fund the project and the probability of completion. ASU 2025-06 will be effective for annual reporting periods beginning after December 15, 2027 and interim reporting periods within those annual periods. Early adoption is permitted. The Company is currently evaluating ASU 2025-06 to determine the impact it may have on its consolidated financial statements.

3. Short-Term Investments
The Company invests in marketable securities primarily consisting of debt instruments of the United States Government, United States Government-sponsored enterprises, and financial institutions and corporations with strong credit ratings. The following represents a summary of the estimated fair value of short-term investments at September 30, 2025 and December 31, 2024 (in thousands):

At September 30, 2025	Amortized Cost	Gross Unrealized Gain	Gross Unrealized Loss	Estimated Fair Value
Available-for-sale securities:
United States Government-sponsored enterprises	$92,435	$789	$—	$93,224
United States Treasury securities	60,110	63	(12)	60,161
Commercial paper	15,964	16	—	15,980
Corporate debt securities	57,651	148	—	57,799
Total	$226,160	$1,016	$(12)	$227,164

At December 31, 2024	Amortized Cost	Gross Unrealized Gain	Gross Unrealized Loss	Estimated Fair Value
Available-for-sale securities:
United States Government-sponsored enterprises	$133,139	$275	$(134)	$133,280
United States Treasury securities	103,645	197	(140)	103,702
Commercial paper	23,225	39	—	23,264
Corporate debt securities	105,635	248	(47)	105,836
Foreign government bonds	3,013	—	—	3,013
Total	$368,657	$759	$(321)	$369,095

The contractual maturities of available-for-sale debt securities as of September 30, 2025, were as follows (in thousands):

	Years to Maturity
At September 30, 2025	Within One Year	One to Two Years	Two to Three Years	Estimated Fair Value
United States Government-sponsored enterprises	$6,369	$86,855	$—	$93,224
United States Treasury securities	56,633	3,528	—	60,161
Commercial paper	15,980	—	—	15,980
Corporate debt securities	40,878	16,921	—	57,799
Total	$119,860	$107,304	$—	$227,164

The Company has classified all marketable securities, regardless of maturity, as short-term investments based upon the Company’s ability and intent to use any of those marketable securities to satisfy the Company’s liquidity requirements.
The Company reviews the portfolio of available-for-sale debt securities quarterly to determine if any investment is impaired due to changes in credit risk or other potential valuation concerns. Unrealized losses on available-for-sale debt securities at September 30, 2025 were not material to the Company’s quarterly results.

4. Composition of Certain Financial Statement Items
Accounts Receivable
Accounts receivable, net consisted of the following at September 30, 2025 and December 31, 2024 (in thousands):

	September 30,	December 31,
	2025	2024
Accounts receivable	$133,499	$121,836
Less: allowance for credit losses	(7,559)	(7,251)
Accounts receivable, net	$125,940	$114,585
Allowance for Credit Losses
The following table provides a reconciliation of the changes in the allowance for estimated accounts receivable credit losses for the three and nine months ended September 30, 2025 and 2024 (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Balance at beginning of the period	$6,095	$5,225	$7,251	$4,898
Provision for expected credit losses	3,169	3,579	6,745	7,302
Write-offs and adjustments, net of recoveries	(1,705)	(2,743)	(6,437)	(6,139)
Balance at end of the period	$7,559	$6,061	$7,559	$6,061

Inventories
Inventories consisted of the following at September 30, 2025 and December 31, 2024 (in thousands):

	September 30,	December 31,
	2025	2024
Raw materials	$25,872	$32,602
Work-in-process	27,491	33,517
Finished goods	83,921	83,493
Total inventories	$137,284	$149,612

5. Fair Value Measurements
The following table presents information about the Company’s financial assets and liabilities measured at fair value on a recurring basis as of September 30, 2025 and December 31, 2024, and indicates the fair value hierarchy of the valuation techniques used by the Company to determine such fair value (in thousands):

	Fair Value Measurements at September 30, 2025
	Total	Level 1	Level 2	Level 3
Assets
Cash equivalents(1)	$47,201	$47,201	$—	$—
Available-for-sale securities:
United States Government-sponsored enterprises	93,224	—	93,224	—
United States Treasury securities	60,161	60,161	—	—
Commercial paper	15,980	—	15,980	—
Corporate debt securities	57,799	—	57,799	—
Total assets	$274,365	$107,362	$167,003	$—
Liabilities
Foreign exchange forward contracts	$77	$—	$77	$—
Total liabilities	$77	$—	$77	$—

	Fair Value Measurements at December 31, 2024
	Total	Level 1	Level 2	Level 3
Assets
Cash equivalents(1)	$56,234	$56,234	$—	$—
United States Government-sponsored enterprises	133,280	—	133,280	—
United States Treasury securities	103,702	103,702	—	—
Commercial paper	23,264	—	23,264	—
Corporate debt securities	105,836	—	105,836	—
Foreign government bonds	3,013	—	3,013	—
Total assets	$425,329	$159,936	$265,393	$—
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
There were no transfers into or out of Level 3 assets during the three and nine months ended September 30, 2025 and 2024, respectively.

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
The Company’s Convertible Senior Notes are carried at amortized cost on the consolidated balance sheets (see Note 7, “Debt”). The Company estimated the fair value of its convertible senior notes based on Level 2 quoted market prices as follows (in thousands):

	Fair Value Measurements at
	September 30, 2025	December 31, 2024
Convertible Senior Notes due 2025	$—	$39,130
Convertible Senior Notes due 2029	275,296	407,752
Total fair value of outstanding convertible senior notes	$275,296	$446,882

6. Leases
The Company’s leases consist of operating leases for facility space to support general office, research and development, manufacturing and warehouse facilities, and equipment. These non-cancellable operating leases have initial lease terms from two years to thirteen years. Certain leases include an option to renew, with renewal terms that can extend the lease term for additional periods at the Company’s sole discretion. The Company includes the renewal option period in the lease term for those leases reasonably expected to be extended at the time of lease commencement.
Headquarters Lease
In September 2021, the Company entered into a lease agreement for 181,949 square feet of general administrative, laboratory, and research and development office space (the Premises) located on High Bluff Drive in San Diego, California (Headquarters Lease). Possession of the Premises was tendered to the Company in two phases, with Phase I consisting of 143,850 rentable square feet, which commenced in 2022, and Phase II consisting of 38,099 rentable square feet, which commenced in the first quarter of 2025. The Headquarters Lease term expires in April 2035. The Company has two options to extend the term of the lease, with each option providing for an additional period of five years. The Headquarters Lease term was determined assuming the renewal options would not be exercised.
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
Additionally, during the first quarter of 2025, the Company transferred certain development activities from its Lausanne, Switzerland location to the United States. In connection with this relocation, the Company evaluated the impact on related fixed assets and operating lease arrangements. The Company also reviewed its assumptions for estimated future sublease income for its Vista Sorrento lease. As a result, the Company recorded a $3.1 million impairment charge in operating expenses in the first quarter of 2025, comprised of operating lease impairment charges and write off of fixed assets consisting primarily of leasehold improvements.

Supplemental Lease Disclosure Information
The Company’s lease costs recorded in the consolidated statements of operations were as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Operating lease cost (excluding sublease income)	$4,328	$3,603	$12,851	$10,684
Short-term lease cost	30	22	144	65
Loss on lease termination and right-of-use asset impairment charges	—	—	6,697	—
Sublease income, gross	(566)	—	(1,697)	—
Total lease cost	$3,792	$3,625	$17,995	$10,749
Maturities of operating lease liabilities at September 30, 2025 were as follows (in thousands):

Years Ending December 31,
2025	$5,418
2026	21,298
2027	21,866
2028	18,401
2029	16,553
Thereafter	97,125
Total undiscounted lease payments	180,661
Less: amount representing interest	(40,967)
Present value of operating lease liabilities	139,694
Less: current portion of operating lease liabilities	(21,341)
Operating lease liabilities - long-term	$118,353
The weighted-average remaining lease term and weighted-average discount rate for operating leases were as follows:

	September 30, 2025	December 31, 2024
Weighted-average remaining lease term (in years)	8.8	9.2
Weighted-average discount rate used to determine operating lease liabilities	5.7%	5.3%

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
The Company also used $30.0 million of the net proceeds to repurchase shares of the Company’s common stock from certain purchasers of the 2029 Notes at a purchase price equal to the last reported sale price per share of the Company’s common stock on March 5, 2024, which was $27.105 per share. In addition, the Company used $15.8 million of the net proceeds to pay the cost of the capped call transactions (2029 Capped Call Transactions) discussed below.

The 2029 Notes are the Company’s senior unsecured obligations. Interest is payable in cash semi-annually in arrears on March 15 and September 15 of each year beginning on September 15, 2024, at a rate of 1.50% per year. The 2029 Notes mature on March 15, 2029 unless repurchased, redeemed, or converted in accordance with their terms before the maturity date.
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

The net carrying amount of the Company’s convertible senior notes on the condensed consolidated balance sheets consisted of the following (in thousands):

	September 30, 2025	December 31, 2024
Principal amount:
Convertible Senior Notes Due 2025	$—	$40,760
Convertible Senior Notes Due 2029	316,250	316,250
Total principal amount	316,250	357,010
Unamortized debt issuance costs	(6,660)	(8,074)
Total debt, net	$309,590	$348,936
Less: current portion	—	(40,670)
Long-term senior convertible notes	$309,590	$308,266
As of September 30, 2025, the if-converted value of the 2029 Notes did not exceed the principal amount. As of December 31, 2024, the if-converted value of the 2029 Notes exceeded the principal amount by $13.4 million.
The following table summarizes the effective interest rates for each of our convertible senior notes for the periods shown:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Effective interest rate:
Convertible Senior Notes Due 2025(1)	N/A	2.1%	2.1%	2.1%
Convertible Senior Notes Due 2029	2.1%	2.1%	2.1%	2.1%
(1) The effective interest rate presented represents the rate applicable for the period outstanding. The 2025 Notes matured in May 2025, and the outstanding principal balance was settled using cash balances.

The following table details interest expense related to the Notes recognized for the three and nine months ended September 30, 2025 and 2024 (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Contractual interest expense	$1,186	$1,339	$3,762	$3,823
Amortization of debt issuance costs	444	502	1,414	1,404
Total interest expense	$1,630	$1,841	$5,176	$5,227

2029 Capped Call Transactions

In connection with the issuance of the 2029 Notes, the Company entered into Capped Call Transactions in March 2024 with certain counterparties at a net cost of $15.8 million (2029 Capped Call Transactions). The 2029 Capped Call Transactions are expected generally to reduce potential dilution to the Common Stock upon any conversion of the 2029 Notes and/or offset any cash payments the Company is required to make in excess of the principal amount of converted 2029 Notes, as the case may be, with such reduction and/or offset subject to a cap based on a cap price initially equal to $42.01 per share, and is subject to certain adjustments under the terms of the 2029 Capped Call Transactions.

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

Promissory Note Payable

In connection with the acquisition of Capillary Biomedical, Inc. in 2022, the Company assumed a $4.7 million promissory note payable. The promissory note accrues interest at the rate of 5.0% per year, and becomes due and payable upon the first sale or license of the commercialized product. At September 30, 2025 and December 31, 2024, the loan balance, including accrued interest, was $4.9 million and $4.8 million, respectively, and was included as a component of other long-term liabilities on the condensed consolidated balance sheets.

8. Stockholders’ Equity
Shares Reserved for Future Issuance
The following shares of the Company's common stock were reserved for future issuance at September 30, 2025 (in thousands):

Shares reserved for issuance upon conversion of Convertible Senior Notes	9,151
Shares underlying outstanding warrants	194
Shares underlying outstanding stock options	2,899
Shares underlying unvested restricted stock units	3,961
Shares authorized for issuance pursuant to awards granted under the ESPP	2,233
Shares authorized for future equity award grants	455
Total	18,893
Common Stock Warrants

Warrants outstanding to purchase shares of the Company's common stock as of September 30, 2025 were as follows:

Issue Date	Exercise Price Per Share	Warrants Outstanding	Expiration Date of Warrants Outstanding
March 2017	$23.50	193,788	March 2027
Each warrant allows the holder to purchase one share of common stock at the per share exercise price of the warrant.
Stock-Based Compensation
The following table summarizes the allocation of stock-based compensation expense included in the condensed consolidated statements of operations for all stock-based compensation arrangements (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Cost of sales	$1,440	$1,675	$4,916	$5,506
Selling, general and administrative	13,917	16,395	46,836	45,200
Research and development	5,785	8,211	20,519	22,511
Total stock-based compensation expense	$21,142	$26,281	$72,271	$73,217
The total stock-based compensation expense capitalized as part of the cost of the Company’s inventories was $1.6 million at September 30, 2025, and $1.8 million at December 31, 2024.

Restricted Stock Units
Restricted stock units (RSUs) generally have a grant value equal to the closing price of the Company’s common stock on the award date.
The total number of RSUs granted and the respective weighted average grant date fair value were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
RSUs granted	210,725	140,806	2,255,095	2,193,104
Weighted average grant date fair value (per share)	$13.00	$45.66	$20.31	$45.29
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

9. Derivatives

Due to the global nature of the Company’s operations, a portion of revenue and operating expense are denominated in currencies other than the U.S. dollar, exposing the Company to foreign currency exchange rate fluctuations. To mitigate the impact of these fluctuations, the Company uses foreign currency forward contracts to hedge a portion of its forecasted international revenue and operating expense. The Company’s foreign currency forward contracts are denominated primarily in Euros, Canadian dollars and Swiss francs (CHF).

As of September 30, 2025, the Company’s foreign currency forward contracts outstanding settle within the next quarter. These contracts are designated as cash flow hedges. Unrealized gains or losses on these contracts are recorded in accumulated other comprehensive income (loss) (AOCI). Realized gains and losses of such contracts are recognized in revenue and operating expenses in the same period during which the hedged transactions affect the consolidated results of operations. The cash flow effects of our derivative contracts in the condensed consolidated statements of cash flows are included in net cash provided by operating activities. All derivative instruments are used solely for risk management purposes and are not for speculative trading purposes and settle within the next quarter. For the periods presented, the Company did not have any non-designated hedges.

The notional value of foreign currency forward contracts outstanding related to forecasted transactions was $17.8 million as of September 30, 2025. The Company recorded an unrealized gain on foreign currency forward contracts of $0.5 million and an unrealized loss of $0.1 million for the three and nine months ended September 30, 2025, respectively.
The following table summarizes the effect of foreign currency forward contracts designated as hedging instruments in our condensed consolidated statements of income (in thousands):

	Three Months Ended September 30, 2025	Nine Months Ended September 30, 2025
	Net Gains (Losses) Reclassified from AOCI into Operating Income
Designated cash flow hedges:
Revenue	$(196)	$(674)
Operating expense	(30)	(57)

The Company did not enter into any foreign currency forward contracts that qualified for hedge accounting in 2024, and therefore there were no derivative assets or liabilities, nor adjustments to revenue or operating expense as a result of cash flow hedges during the three and nine months ended September 30, 2024.
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
11. Income Taxes
For the three and nine months ended September 30, 2025, the Company recognized income tax benefit of $4.0 million and $0.8 million, respectively, on a pre-tax loss of $25.1 million and $205.0 million for the respective periods. The Company calculated the benefit for income taxes for the three and nine months ended September 30, 2025, respectively, by applying an estimate of the annual effective tax rate for the full year to ordinary loss adjusted by the tax impact of discrete items. Income tax benefit for the three and nine months ended September 30, 2025 was due to a reduction in domestic cash tax expense as a result of the passage of the One Big Beautiful Bill Act (“OBBBA”) in July 2025. The OBBBA included various provisions with multiple effective dates, including, but not limited to, immediate expensing of domestic research and development expenditures. The impact of the OBBBA is reflected in the Company’s results for the quarter ended September 30, 2025. Additionally, certain foreign cash tax expenses were reduced in the current period.
For the three and nine months ended September 30, 2024, the Company recognized income tax expense of $0.6 million and $4.9 million, respectively, on a pre-tax loss of $22.6 million and $91.9 million, respectively. The Company calculated the provision for three and nine months ended September 30, 2024 by applying an estimate of the annual effective tax rate for the full year to ordinary income (loss) adjusted by the tax impact of discrete items. Income tax expense for the three and nine months ended September 30, 2024 was primarily attributable to federal, state and foreign income tax expense as a result of current taxable income in certain jurisdictions.
The Company continues to maintain a full valuation allowance against its net deferred tax assets as of September 30, 2025, based on the current assessment that it is not more likely than not these future benefits will be realized before expiration.

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
The Company’s CODM is the Chief Executive Officer (CEO), who evaluates segment performance based on segment net income (loss) on a consolidated basis. Segment net income (loss) was consistent with the net loss amounts reported in the Company’s condensed consolidated statement of operations and comprehensive loss for the three and nine months ended September 30, 2025 and 2024. There were no significant segment expenses that are regularly provided to the CODM other than those reported in the Company’s condensed consolidated statement of operations and comprehensive loss for the three and nine months ended September 30, 2025 and 2024.
The Company’s CODM is provided segment assets information on a consolidated basis for the evaluation of Company performance. Total segment assets were consistent with total assets reported in the Company’s condensed consolidated balance sheets for September 30, 2025 and December 31, 2024.
Disaggregation of Revenue

Segment revenues were consistent with revenue reported in the Company’s condensed consolidated statement of operations and comprehensive loss for the three and nine months ended September 30, 2025 and 2024. The Company primarily sells its products through national and regional distributors in the United States on a non-exclusive basis, and through distribution partners outside the United States. In the United States and Canada, the Company also uses a direct sales force. The Company disaggregates its revenue by geography, major sales channel and product as management believes these categories best depict how the nature, amount and timing of revenues and cash flows are affected by economic factors.
Revenues by Geographic Region and Customer Sales Channel
During the three and nine months ended September 30, 2025 and 2024, no individual country outside the United States generated revenue that represented more than 10% of total revenue. The table below sets forth revenues for the Company’s two primary geographical markets, based on the geographic location to which its products are shipped (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
United States	$175,631	$171,650	$496,472	$458,122
Outside the United States	73,622	72,321	227,881	199,433
Total Sales	$249,253	$243,971	$724,353	$657,555
Revenues by Product
During the three and nine months ended September 30, 2025 and 2024, sales by product were as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Pump	$110,114	$114,799	$324,076	$309,961
Supplies and other	139,139	128,133	400,277	347,547
Net revenue recognized for Tandem Choice program	—	1,039	—	47
Total Sales	$249,253	$243,971	724,353	657,555
Sales to distributors accounted for 62% and 61% of the Company’s United States sales for the three and nine months ended September 30, 2025, respectively and 61% and 62% for the three and nine months ended September 30, 2024, respectively. Sales to distributors accounted for the vast majority of the Company’s sales outside the United States for the three and nine-month periods ended September 30, 2025 and 2024.
13. Acquisitions
In December 2022, the Company entered into a share purchase agreement to acquire all of the registered shares of AMF Medical (Original Transaction). AMF Medical is the original developer of the Sigi Patch Pump, which continued to be under development and was not yet commercially available as of September 30, 2025.
In the first quarter of 2023, the Company completed the acquisition of AMF Medical. The total aggregate consideration for the Original Transaction included a previous strategic investment of CHF 8.0 million made in the third quarter of 2022, a cash payment of CHF 62.4 million paid at the closing of the Transaction, and additional contingent earnout payments of up to CHF 129.6 million. The contingent consideration was to be recognized as certain defined contingencies were resolved and the respective consideration was paid or became payable.
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

In January 2025, the Company entered into a revised agreement that removed contingent liabilities previously included in the Original Transaction. Under the revised term, the Company agreed to pay CHF 68.0 million, consisting of a CHF 40.0 million payment made in January 2025 and a final payment of CHF 28.0 million due in October 2025. All other payment obligations in the Original Transaction were removed. The total amount of CHF 68.0 million ($75.2 million in US dollars) was recognized as acquired IPR&D in the Company’s condensed consolidated statement of operations and comprehensive loss in the first quarter of 2025. As of September 30, 2025, the remaining CHF 28.0 million was recorded as a short-term accrued liability of $35.9 million on the Company’s condensed consolidated balance sheet.
14. Commitments and Contingencies
Legal and Regulatory Matters
From time to time, the Company is involved in various legal proceedings, regulatory matters, and other disputes or claims arising from or related to claims incident to the normal course of the Company’s business activities, including actions with respect to intellectual property, data privacy, employment, regulatory, product liability and contractual matters. Although the results of such legal proceedings and claims cannot be predicted with certainty, as of September 30, 2025 the Company believes it is not currently a party to any legal proceedings, regulatory matters, or other disputes or claims for which a material loss was considered probable or for which the amount or range of loss was reasonably estimable. However, regardless of the merit of the claims raised or the outcome, legal proceedings may have an adverse impact on the Company as a result of defense and settlement costs, diversion of management time and resources, and other factors.
Letters of Credit
As of September 30, 2025, in connection with one of the Company’s operating leases (see Note 6, “Leases”), the Company had a $4.9 million unsecured irrevocable standby letter of credit arrangement with a bank, under which the landlord of the building is the beneficiary. The Company is required to maintain the standby letter of credit throughout the term of the lease, which expires in April 2035.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.
You should read the following discussion and analysis together with our financial statements and related notes in Part I, Item 1 of this Quarterly Report on Form 10-Q for the quarter ended September 30, 2025 (Quarterly Report).
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
Overview
We are a global insulin delivery and diabetes technology company focused on the design, development and commercialization of technology solutions that reduce the burden of diabetes management. We consider our primary addressable market to be people who live with type 1 diabetes, and we expanded our U.S. addressable market this year to include people living with type 2 diabetes who require intensive insulin therapy. We sell to customers in approximately 25 countries worldwide, and the majority of our sales come from customers in the United States. Our goal is to address the individual needs of people with insulin-dependent diabetes and their care team, by offering flexibility and choice in intelligent insulin delivery systems, through an accessible portfolio of market-leading pumps, applications, and insights.

Through our portfolio approach, we offer people living with diabetes a choice in their therapy management system based on their individual needs and preferences. In support of this strategy, our portfolio includes both the t:slim X2 and Tandem Mobi insulin pumps. The Tandem Mobi insulin pump is the world’s smallest durable automated insulin delivery (AID) system. At approximately half the size of our t:slim X2 pump, Tandem Mobi is designed for people who seek even greater discretion and flexibility, and includes features such as expanded pump-control from a mobile application, inductive charging, and an on-pump button that can be used for bolusing and other actions. In the first half of 2024, we scaled the commercial release of Tandem Mobi in the United States. In May 2025, we received CE Mark approval for the Tandem Mobi insulin delivery system with Control-IQ+ technology. We are pursuing additional regulatory and pre-commercial activities, such as securing in-country registrations and reimbursement, before launching Tandem Mobi outside the United States.
The vast majority of our customers use their insulin pump with CGM integration. This allows their insulin pump to receive CGM sensor readings, which can then be used in our AID algorithms, including our Control-IQ+ technology. Control-IQ+ is an advanced hybrid-closed loop feature designed to help increase a user’s time in their targeted glycemic range. Multiple studies, including four publications in the New England Journal of Medicine, the most recent appearing in March 2025, demonstrate that both Control-IQ+ technology and its predecessor, Control-IQ technology, are associated with improved, immediate and sustained clinical outcomes for people living with type 1 or type 2 diabetes across diverse demographics.
The t:slim X2 was the first pump in the industry on which remote software updates were made commercially available in the United States and is now also available in the countries we serve worldwide. This feature allows our customers to update their pump software independently. We believe this offering is a competitive advantage, allowing us to bring our customers clinical and lifestyle enhancements within their warranty cycle without having to purchase a new pump. These enhancements generally include new developments in our AID technology, CGM integrations and mobile app features.
For more than a decade we have offered our customers, their caregivers and healthcare providers a data management application to provide a fast, easy and visual way to display diabetes therapy management data from our pumps and integrated CGMs. Since the launch of Tandem Source, we have enhanced and expanded our digital technology solutions, and will continue to scale into additional countries. In addition to displaying diabetes therapy management data, Tandem Source is also designed to serve as a portal for supplies reordering and pump software updates.
Our Strategy & Future Technology
Diabetes management can vary greatly from person to person, creating multiple market segments based on clinical needs and personal preferences. Our goal is to redefine global leadership in insulin delivery with an accessible portfolio of transformational devices, applications and services that reduce the daily burden of living with diabetes.
In support of this strategy, our portfolio of future technologies includes enhancing the features and capabilities of our t:slim X2 and Tandem Mobi insulin pump platforms, including adding a tubeless, extended-wear infusion site option for Tandem Mobi users. Our pipeline also includes a next-generation patch pump that incorporates our Sigi Patch Pump technology, and we anticipate marketing it as the next generation Tandem Mobi. In addition, our development efforts include extended-wear infusion set technology, dual glucose-ketone sensor integration, and algorithm advancement in pursuit of offering fully closed loop technology.

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

The ordering patterns of, and levels of inventory carried by, our distributors outside the United States for pumps and supplies have historically been highly variable from period to period due to a number of factors, including summer vacations, the timing of product launches, expansion into new geographies and variability due to supply chain logistics. This also influences the timing in which renewal eligibility begins for existing customers, which may not initially be consistent with trends in the United States market. We recently began completing full four-year reimbursement cycles in an increasing number of our markets outside of the United States.
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
Reimbursement
•In 2025, we began implementing a multi-channel managed care strategy in the United States, which provides the opportunity for reimbursement through a pharmacy benefit as an alternative to a medical benefit. This strategic expansion supports broader access and flexibility in reimbursement pathways for our customers. Historically, our products have been offered through a medical benefit. Pumps are generally reimbursed upfront, separate from the ongoing supply purchases. In the first quarter of 2025, we began contracting for Tandem Mobi customers to receive their pumps and supplies through a pharmacy benefit with the same upfront reimbursement structure as a medical benefit. In the third quarter of 2025, we began contracting for existing t:slim X2 customers to receive their supplies through a pharmacy benefit.
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
Cost of Sales
Cost of sales primarily consists of raw materials, labor costs, manufacturing overhead expenses, reserves for expected warranty costs, product training costs, royalties, and freight. Manufacturing overhead expenses include expenses relating to quality assurance, manufacturing engineering, material procurement, inventory control, facilities, equipment, information technology and operations supervision and management. When taking into consideration the differences in reimbursement levels and cost structure, pumps have, and are expected to continue to have, a higher gross profit and gross margin percentage than our pump-related supplies on a per unit basis. Therefore, the percentage of pump sales relative to total sales could have a significant impact on our overall gross margin percentage.
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

Litigation and Settlement Expense
Litigation and settlement expense reflects costs of litigation and settlement in conjunction with the Roche Cross-License Agreement, entered into during the second quarter of 2025.
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
Other Income and Expense, Net
Other income and expense primarily consist of interest earned on our cash equivalents and short-term investments, income or loss from equity method investments, foreign currency transaction gains and losses and interest expense which includes the amortization of debt issuance costs related to our convertible senior notes.
Income Tax Expense (Benefit)
Due to the valuation allowance on domestic and foreign deferred tax assets, the Company's domestic and foreign tax provisions consist of cash tax expense incurred in each of the jurisdictions in which the Company operates.

Results of Operations

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands, except percentages)	2025	2024	2025	2024
Sales:
United States	$175,631	$171,650	$496,472	$458,122
Outside the United States	73,622	72,321	227,881	199,433
Total sales	249,253	243,971	724,353	657,555
Cost of sales	114,961	119,318	345,799	325,436
Gross profit	134,292	124,653	378,554	332,119
Gross margin	54%	51%	52%	51%
Operating expenses:
Selling, general and administrative	108,440	99,639	331,889	283,987
Litigation and settlement expense	—	—	19,951	—
Research and development	48,715	51,107	147,048	146,677
Acquired in-process research and development expenses	—	—	75,217	—
Total operating expenses	157,155	150,746	574,105	430,664
Operating loss	(22,863)	(26,093)	(195,551)	(98,545)
Other income (expense), net:
Interest income and other income, net	2,509	5,344	6,070	13,482
Interest expense	(2,065)	(1,865)	(5,832)	(5,555)
Loss from equity method investments	(2,724)	—	(9,641)	—
Loss on extinguishment of debt	—	—	—	(1,268)
Total other income (expense), net	(2,280)	3,479	(9,403)	6,659
Loss before income taxes	(25,143)	(22,614)	(204,954)	(91,886)
Income tax expense (benefit)	(3,978)	637	(833)	4,894
Net loss	$(21,165)	$(23,251)	$(204,121)	$(96,780)

Comparison of the Three Months Ended September 30, 2025 and 2024
Sales
For the three months ended September 30, 2025, we shipped approximately 30,000 pumps worldwide. Sales were $249.3 million, which included $73.6 million of sales outside the United States. Sales were $244.0 million for the three months ended September 30, 2024, which included $72.3 million of sales outside the United States.

Sales by product in the United States were as follows (in thousands):

	Three Months Ended September 30,
	2025	2024
Pump	$84,785	$86,722
Supplies and other	90,846	83,889
Net revenue recognized for Tandem Choice program	—	1,039
Total Sales in the United States	$175,631	$171,650
For the third quarter of 2025, sales in the United States increased primarily due to improved average selling prices across all products, partially offset by a slight decrease in pump shipments. Pump shipments were more than 20,000 in the third quarter of 2025 compared to nearly 21,000 pumps for the third quarter of 2024. Sales in the third quarter of 2024 included $1.0 million in incremental sales from Tandem Choice fulfillments, for which there was no comparable adjustment in 2025.

Sales by product outside the United States were as follows (in thousands):

	Three Months Ended September 30,
	2025	2024
Pump	$25,329	$28,077
Supplies and other	48,293	44,244
Total Sales Outside the United States	$73,622	$72,321
For the third quarter of 2025, total sales outside the United States increased primarily due to favorable changes in foreign exchange rates and higher supply volumes, partially offset by lower pump volumes. Pump shipments decreased to more than 9,000 pumps for the third quarter of 2025 compared to nearly 11,000 pumps for the third quarter of 2024. The decrease in pump shipments was attributable to distributor destocking in anticipation of the initiation of direct sales activities in select countries, expected to begin in the first quarter of 2026.
Cost of Sales and Gross Profit
Our cost of sales for the three months ended September 30, 2025 was $115.0 million, resulting in gross profit of $134.3 million, compared to cost of sales of $119.3 million and gross profit of $124.7 million for the same period in 2024. The gross margins for the three-month periods ended September 30, 2025 and 2024 were 54% and 51%, respectively. This increase in gross margin was primarily driven by improved average selling prices and reduced non-manufacturing costs, partially offset by the impact of less favorable product mix.
Operating Expenses
Our operating expenses for the three months ended September 30, 2025 were $157.2 million, compared to $150.7 million for the three months ended September 30, 2024.
Selling, General and Administrative Expenses. SG&A expenses were $108.4 million for the three months ended September 30, 2025, compared to $99.6 million for the same period in 2024. Expenses increased $9.1 million from commercial investments in the sales infrastructure, including sales force expansion in the United States, costs to support direct operations in Europe and initiatives to create future efficiencies in operations, as well as $2.0 million in restructuring costs. The increase was partially offset by a $2.3 million decrease in stock-based compensation expense.
Research and Development Expenses. R&D expenses were $48.7 million for the three months ended September 30, 2025, compared to $51.1 million for the same period in 2024. The decrease in R&D expenses was primarily due to a $2.4 million decrease in stock-based compensation expense and $0.5 million decrease in other employee benefits and expenses, partially offset by $0.8 million in restructuring costs.
Other Income (Expense), Net
Total other income (expense), net for the three months ended September 30, 2025 was a loss of $2.3 million, compared to income of $3.5 million for the same period in 2024. Other expense, net for the three months ended September 30, 2025 primarily consisted of a $2.7 million loss on equity investment, $2.1 million of interest expense which included the amortization of debt issuance costs related to our convertible senior notes, and $0.7 million of realized losses on foreign currency transactions. This was partially offset by $3.2 million of interest income earned on our cash equivalents and short-term investments. Other income, net for the three months ended September 30, 2024 was income of $3.5 million, primarily consisting of $5.6 million of interest income earned on our cash equivalents and short-term investments, partially offset by $1.9 million of interest expense which included the amortization of debt issuance costs.

Income Tax Expense (Benefit)
We recognized income tax benefit of $4.0 million on a pre-tax loss of $25.1 million for the three months ended September 30, 2025, compared to income tax expense of $0.6 million on a pre-tax loss of $22.6 million for the three months ended September 30, 2024. Income tax benefit for the three months ended September 30, 2025, was due to a reduction in domestic cash tax expense as a result of the passage of the One Big Beautiful Bill Act (“OBBBA”) in July 2025. The OBBBA included various provisions with multiple effective dates, including, but not limited to, immediate expensing of domestic research and development expenditures. The impacts of the OBBBA are reflected in our results for the quarter ended September 30, 2025. Additionally, certain foreign cash tax expenses were reduced in the current period. Income tax expense for the three months ended September 30, 2024 was primarily attributable to state and foreign income tax expense as a result of current taxable income in certain jurisdictions.

Comparison of the Nine Months Ended September 30, 2025 and 2024
Sales
For the nine months ended September 30, 2025, we shipped more than 88,000 pumps worldwide. Sales were $724.4 million, which included $227.9 million of sales outside the United States. Sales were $657.6 million for the nine months ended September 30, 2024, which included $199.4 million of sales outside the United States.

Sales by product in the United States were as follows (in thousands):

	Nine Months Ended September 30,
	2025	2024
Pump	$242,393	$230,187
Supplies and other	254,079	227,888
Net revenue recognized for Tandem Choice program	—	47
Total Sales in the United States	$496,472	$458,122
Pump and supply sales in the United States increased primarily due to growth in shipment volumes and increased average selling prices. Pumps shipments were approximately 59,000 in the nine months ended September 30, 2025. For the nine months ended September 30, 2024, there was a negligible net impact to our revenues as a result of Tandem Choice. There were no comparable Tandem Choice adjustment for the same period in 2025.
Sales by product outside the United States were as follows (in thousands):

	Nine Months Ended September 30,
	2025	2024
Pump	$81,683	$79,774
Supplies and other	146,198	119,659
Total Sales Outside the United States	$227,881	$199,433
For the nine months ended September 30, 2025, pump sales increased due to a year-over-year increase in average selling prices and favorable changes in foreign currency exchange rates. Pump shipments were approximately 30,000 in the nine months ended September 30, 2025. For the nine months ended September 30, 2025, pump-related supply sales increased due to a year-over-year increase in volumes shipped, improved average selling prices and favorable changes in foreign currency exchange rates.
Cost of Sales and Gross Profit
Our cost of sales for the nine months ended September 30, 2025 was $345.8 million, resulting in gross profit of $378.6 million, compared to cost of sales of $325.4 million and gross profit of $332.1 million for the same period in 2024. The gross margins for the nine months ended September 30, 2025 and 2024 were 52% and 51%, respectively. This increase in gross margin was primarily driven by improved average selling prices and reduced non-manufacturing costs, partially offset by the impact of less favorable product mix.

Operating Expenses
Our operating expenses for the nine months ended September 30, 2025 were $574.1 million, compared to $430.7 million for the nine months ended September 30, 2024. The $143.4 million increase was primarily driven by a $75.2 million charge to IPR&D in connection with the revised AMF purchase agreement (see Note 13, “Acquisitions”), a $20.0 million litigation and settlement expense, costs related to our international and domestic sales force expansions, and certain operating lease impairment and restructuring charges recognized during 2025.
Selling, General and Administrative Expenses. SG&A expenses, including one-time charges for non-recurring facility impairment costs of $6.7 million and restructuring costs of $4.2 million, were $331.9 million for the nine months ended September 30, 2025, compared to $284.0 million for the same period in 2024. After one-time costs, the remaining increase was largely driven by commercial investments in sales infrastructure, including sales force expansion in the United States, costs to support direct operations in Europe and initiatives to create future efficiencies in operations.

	Nine Months Ended September 30, 2025
	2025	2024
Selling, general and administrative	321,034	283,987
Non-recurring facility impairment costs	6,697	—
Restructuring costs	4,158	—
Total SG&A expenses	$331,889	$283,987
Litigation and Settlement Expense. Litigation and settlement expenses of $20.0 million for the nine months ended September 30, 2025 related to the Roche Cross-License Agreement. We did not incur any litigation and settlement expenses for the nine months ended September 30, 2024.
Research and Development Expenses. R&D expenses were $147.0 million for the nine months ended September 30, 2025, compared to $146.7 million for the same period in 2024. The current period includes $3.1 million of non-recurring restructuring costs. Excluding these costs, the decrease was primarily due to lower stock-based compensation expense of $1.9 million.

	Nine Months Ended September 30, 2025
	2025	2024
Research and development	$143,936	$146,677
Restructuring costs	3,112	—
Total R&D expenses	$147,048	$146,677
Acquired In-Process Research and Development (IPR&D) Expenses. Acquired IPR&D expenses were $75.2 million for the nine months ended September 30, 2025, which represented costs associated with the revised AMF purchase agreement (see Note 13, “Acquisitions”). We did not incur any IPR&D expenses for the nine months ended September 30, 2024.
Other Income (Expense), Net
Total other income (expense), net for the nine months ended September 30, 2025 was a $9.4 million loss, compared to a net income of $6.7 million for the same period in 2024. Other expense, net for the nine months ended September 30, 2025 primarily consisted of $9.6 million loss on equity investment, $5.8 million of interest expense which included the amortization of debt issuance costs related to our convertible senior notes, and $5.0 million realized loss from foreign currency transactions, offset by $11.1 million of interest income earned on our cash equivalents and short-term investments. Other income, net for the nine months ended September 30, 2024 primarily consisted of $16.7 million of interest income earned on our cash equivalents and short-term investments, partially offset by $5.6 million of interest expense which included the amortization of debt issuance costs.

Income Tax Expense (Benefit)
We recognized income tax benefit of $0.8 million on a pre-tax loss of $205.0 million for the nine months ended September 30, 2025, compared to income tax expense of $4.9 million on a pre-tax loss of $91.9 million for the nine months ended September 30, 2024. Income tax benefit for the nine months ended September 30, 2025 was due to a reduction in domestic cash tax expense as a result of the passage of the OBBBA legislation in July 2025. The OBBBA included various provisions with multiple effective dates, including, but not limited to, immediate expensing of domestic research and development expenditures. The impacts of the OBBBA are reflected in our results for the nine months ended September 30, 2025. Additionally, certain foreign cash tax expenses were reduced in the current period. Income tax expense for the nine months ended September 30, 2024 was primarily attributable to federal, state and foreign income tax expense as a result of current taxable income in certain jurisdictions.
Liquidity and Capital Resources
At September 30, 2025, we had $319.1 million in cash and cash equivalents and short-term investments. We believe that our cash and cash equivalents, short-term investments, and future cash flows from operations will be sufficient to fund our ongoing core business activities for at least the next 12 months.
Our historical cash outflows have primarily been associated with cash used for operating activities such as research and development activities, sales, marketing and commercialization of our products worldwide, expansion of clinical and customer support organizations, the acquisition of intellectual property, equity investments and asset acquisitions, capital expenditures and debt service costs.
Historically, our principal sources of cash have included cash collected from product sales, private and public offerings of equity securities, exercises of employee stock awards and debt financing. We expect to rely primarily on product sales to fund our material cash requirements in both the short and long term.
The following table shows a summary of our cash flows for the nine months ended September 30, 2025 and 2024 (in thousands):

	Nine Months Ended September 30,
	2025	2024
Net cash provided by (used in):
Operating activities	$(19,510)	$13,508
Investing activities	87,852	(28,492)
Financing activities	(45,971)	6,065
Effect of foreign exchange rate changes on cash	342	(910)
Net increase (decrease) in cash and cash equivalents	$22,713	$(9,829)
Operating Activities. Net cash used in operating activities was $19.5 million for the nine months ended September 30, 2025, compared to $13.5 million cash provided in the same period in 2024. For the nine months ended September 30, 2025, net loss was $204.1 million, net non-cash adjustments were $184.1 million, and the change in working capital balances was an increase of $0.5 million. For the nine months ended September 30, 2024, net loss was $96.8 million, net non-cash adjustments were $98.8 million and the change in working capital balances was an increase of $11.5 million.
Investing Activities. Net cash provided by investing activities was $87.9 million for the nine months ended September 30, 2025, which primarily consisted of $200.6 million in proceeds from maturities and redemptions of short-term investments, offset by $56.0 million in purchases of short-term investments, $43.5 million paid for IPR&D, and $13.3 million in purchases of property and equipment. Net cash used in investing activities was $28.5 million for the nine months ended September 30, 2024, which primarily consisted of $251.4 million of purchases of short-term investments, and $16.2 million in purchases of property and equipment, offset by $239.0 million in proceeds from maturities and redemptions of short-term investments.

Financing Activities. Net cash used in financing activities was $46.0 million for the nine months ended September 30, 2025, which consisted of $40.8 million used to pay the principal portion of the 2025 Notes and payments for tax withholdings related to the issuance of common stock under our stock plans, net of proceeds received from common stock issuances for the period. Net cash provided by financing activities was $6.1 million for the nine months ended September 30, 2024, which primarily consisted of net proceeds of $306.9 million from the issuance of the 2029 Notes which was partially offset by $246.1 million used in the repurchase of 2025 Notes, $30.0 million used in the repurchase and retirement of common stock and $15.8 million used to purchase Capped Call Options related to the 2029 Notes. In addition, $9.0 million was used in payments for tax withholdings related to the issuance of common stock under our stock plans, net of proceeds received from common stock issuances for the period.
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

Item 3. Quantitative and Qualitative Disclosures about Market Risk.

There were no material changes to our quantitative and qualitative disclosures about market risk during the nine months ended September 30, 2025 contained in Part II, Item 7A of our Annual Report on Form 10-K for the fiscal year ended December 31, 2024, other than our entry into foreign currency forward contracts to mitigate the impact of foreign currency exchange rate fluctuations on the portions of our revenue and operating expenses and contractual payment obligations that are denominated in currencies other than the U.S. dollar. See Note 9 in Part I, Item 1 of this Quarterly Report on Form 10-Q for more information.
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
As of September 30, 2025, we carried out an evaluation, under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based on this evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective at a reasonable assurance level as of September 30, 2025.
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
Changes in Internal Control over Financial Reporting
There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) during the quarter ended September 30, 2025 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION
Item 1. Legal Proceedings.
See “Commitments and Contingencies - Legal and Regulatory Matters” in Part I, Notes to Unaudited Condensed Consolidated Financial Statements, Note 14 of this Quarterly Report, as of September 30, 2025.
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
Risks Related to Our Business and Our Industry
We have incurred significant operating losses since inception and cannot assure you that we will achieve sustained profitability.*
Since our inception in January 2006, we have incurred a significant net loss. As of September 30, 2025, we had an accumulated deficit of $1.3 billion. To date, we have funded our operations primarily through cash collected from product sales, private and public offerings of our equity securities, and debt financings. We have devoted substantially all of our resources to the design, development and commercialization of our products, the scaling of our manufacturing and business operations, and the research and development of our current products and products under development.
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
Failure to secure or retain adequate coverage or reimbursement for our current and future products by third-party payors could adversely affect our business, financial condition and operating results.*
A substantial portion of the purchase price of an insulin pump is typically paid for by third-party payors, including private insurance companies, preferred provider organizations and other managed care providers. Future sales of our current and future products will be limited unless our customers can rely on third-party payors to pay for all or part of the associated purchase cost. Access to adequate coverage and reimbursement for our current and future products by third-party payors is essential to the acceptance of our products by customers. On June 30, 2025, the Centers for Medicare and Medicaid Services (CMS), which administers the U.S. Medicare program, outlined a proposed competitive bidding process for some medical equipment, including continuous glucose monitors and insulin pumps that could affect reimbursement rates for our products. In addition, CMS outlined a proposed change in payment for these devices to a monthly rental basis which could impact when our pumps are shipped and corresponding revenue is recognized.
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
We are pursuing a multi-channel managed care strategy and have begun offering Tandem Mobi pumps and supplies through the pharmacy channel, as well as cartridge and infusion sets for t:slim X2 customers. However, the commercial opportunity in the pharmacy channel will be limited unless a substantial portion of the sales price for any products offered through the pharmacy channel is covered by third-party payors, including private insurance companies, health maintenance organizations, preferred provider organizations, federal and state government healthcare agencies, intermediaries, Medicare, Medicaid and other managed care providers. Medicare Part D plan sponsors may provide coverage for certain products under the Medicare Part D prescription drug program, which requires negotiating with third-party payors to provide these products through the pharmacy channel in the United States. If our efforts to enter into and maintain additional contracts with intermediaries and third-party payors for products we offer or seek to offer through the pharmacy channel take longer than anticipated or are not successful, our ability to successfully offer these products or any future products through the pharmacy channel will be limited.

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
We currently have contracts establishing reimbursement for our insulin pump products with a number of national and regional third-party payors in the United States. While we may enter into additional contracts both in the United States and the countries outside the United States in which our insulin pumps and supplies are available through third-party payors, and add coverage for future products under our current agreements, we cannot guarantee that we will succeed in doing so or that the reimbursement contracts that we are able to negotiate will enable us to sell our products on a profitable basis or in certain channels, including the pharmacy channel. In particular, we have limited experience securing reimbursement in international markets. Government involvement in funding healthcare may limit access to or reimbursement for our products. In addition, existing contracts with third-party payors generally include numerous quality and compliance related requirements, including audit rights, and can be modified or terminated by the third-party payor without cause and with little or no notice to us. Our compliance with the administrative procedures or requirements may result in increased costs for us and delays in processing approvals by those third-party payors for customers to obtain coverage for our products, and any payor audits of our compliance obligations may result in requests for refunds or other costs. Failure to secure or retain adequate coverage or reimbursement for our current and future products by third-party payors, or delays in processing approvals by those payors, could result in the loss of sales, which could have a material adverse effect on our business, financial condition and operating results.
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
Competing products, therapeutic techniques or other technological developments and breakthroughs for the monitoring, treatment or prevention of diabetes may render our products obsolete or less desirable or reduce the size of our potential market.*
Our ability to grow our business and achieve our strategic objectives will depend, among other things, on our ability to develop and commercialize products for the treatment of diabetes that offer distinct features and functionality, are easy-to-use, provide superior treatment outcomes, receive adequate coverage and reimbursement from third-party payors, and are otherwise more appealing than available alternatives. Our primary competitors, as well as a number of other companies and medical researchers are pursuing new delivery devices, delivery technologies, therapeutic techniques, sensing technologies, treatment techniques, procedures, drugs and other therapies for the monitoring, treatment and prevention of diabetes. Any breakthroughs in diabetes monitoring, treatment or prevention could reduce the potential market for our products or render our products obsolete altogether, which would significantly reduce our sales or cause our sales to grow at a slower rate than we currently expect. In addition, even the perception that new products may be introduced, or that technological or treatment advancements could occur and could result in delayed purchases or a decline in market share. For example, since 2023, ongoing adoption of the GLP-1 class of drugs in diabetes and news surrounding the expansion of use of GLP-1 drugs in obesity has likely had a negative impact on the insulin therapy market.
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
Any concerns regarding the safety and efficacy of our products could limit sales and cause unforeseen negative effects on our business prospects and financial results.*
Studies to evaluate the safety or effectiveness of our latest products in a controlled setting are only available over the past few years. As a result, people with insulin-dependent diabetes and healthcare providers may not be familiar with our studies and may be slower to adopt or recommend our products. Further, even with data from controlled studies third-party payors may not be willing to provide coverage or reimbursement for our products. We remain subject to regulatory and product liability risks, and these and other factors could slow the adoption of our products and result in our sales being lower than anticipated. In addition, future studies or clinical experience may indicate that treatment with our products is not superior to treatment with competing products. Such results could slow the adoption of our products and significantly reduce our sales, which could prevent us from achieving our forecasted sales targets or achieving or sustaining profitability.
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
Any actual or alleged illness or injury associated with any of our products or product recalls, software recalls or medical device corrections may negatively impact our financial results and business prospects depending on a number of factors, including the scope and seriousness of the problem, degree of publicity, reaction of our customers and healthcare professionals, competitive response, and consumer perceptions generally. We have initiated voluntary recalls and corrections in the past.

Even if an allegation or product liability claim lacks merit, cannot be substantiated, is unsuccessful or is not fully pursued, the negative publicity surrounding any assertion that our products have caused or carry a risk of causing illness, injury or death could adversely affect our reputation with customers, healthcare professionals, third-party payors, and existing and potential collaborators, and could adversely affect our operating results and cause a decline in our stock price. Furthermore, general concerns regarding the perceived safety or reliability of any of our products, or any component thereof, may have a similar adverse effect on us.
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

Risks Related to Our Indebtedness
We have incurred a significant amount of indebtedness, and the agreements governing such indebtedness subject us to required debt service payments, any of which may restrict our financial flexibility and affect our ability to operate our business.*
From time to time, we have financed our liquidity needs under various credit arrangements and we may borrow additional funds in the future. For example, in March 2024, we completed the offering of $316.3 million aggregate principal amount of 1.50% Convertible Senior Notes due 2029 (the 2029 Notes), which are governed by the terms of an indenture (the indenture). In March 2024, we used the proceeds from the offering of the 2029 Notes to repurchase approximately $246.7 million aggregate principal amount of certain Convertible Senior Notes due 2025 (the 2025 Notes) in privately negotiated transactions with holders of the 2025 Notes and in the second quarter of 2025, all remaining 2025 Notes were paid in full. The 2029 Notes are our senior unsecured obligations, and interest on the 2029 Notes is payable in cash semi-annually at a rate of 1.50% per year.
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
•
•debt covenants may affect our flexibility in planning for, and reacting to, changes in the economy and our industry;
•
•a high level of indebtedness may increase our vulnerability to adverse economic and competitive conditions; and
•
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
Risks Related to Our Future Financings and Financial Results
We may need or otherwise determine to raise additional funds in the future and if we are unable to raise additional funds when necessary or desirable, we may not be able to achieve our strategic objectives.*
As of September 30, 2025, we had $319.1 million in cash, cash equivalents and short-term investments. Our management expects the continued growth of our business, including the expansion of our customer service infrastructure to support our growing base of customers, our plans to continue expanding commercial sales of our products outside of the United States, the growth of our manufacturing and warehousing operations, and the increase of our facility footprint to accommodate additional headcount and R&D activities, will continue to increase our expenses. In addition, the amount of our future product sales is difficult to predict and actual sales may not be in line with our forecasts. Accordingly, our future capital requirements will depend on many factors, including:
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

We are considering changing our pricing model for our pumps and our supplies sold through the pharmacy channel. If our change in strategy fails to achieve its intended outcome, our growth, business, results of operations, and financial condition could be materially and adversely impacted.*
We are implementing a multi-channel managed care strategy in the United States, which provides the opportunity for reimbursement through a pharmacy benefit as an alternative to a medical benefit. Historically, our insulin pump products have primarily been considered durable medical equipment with an expected lifespan of at least four years. Our pumps are generally reimbursed upfront. In addition to our insulin pumps, we sell single-use products that are used with our pumps and are replaced every few days, including cartridges for storing and delivering insulin, and infusion sets that connect the insulin pump to a user’s body. Similar to our competitors, we are considering ways to implement a pharmacy benefit model as an alternative to the standard durable medical equipment (DME) reimbursement model which will likely reduce or eliminate the upfront pump reimbursement. While transitioning to this model, we may initially experience a decrease in sales and gross profit when pumps are shipped, and while we expect this decrease to be offset by an increase in supply sales and gross profit, there is no assurance that any decrease would be offset by these or other factors. As a result, our financial results may fluctuate or decline compared to prior periods. The success of this shift would depend on, among other things, alignment of and effective execution by our sales organization, timely release of features in our product roadmaps as well as their market acceptance, effective pricing of our offerings, and managing expected commitments to purchase our pumps and supplies. Growth in consumption of our pumps and supplies may in the future be harmed if we do not manage these factors effectively following a shift to this sales model. Our expectation is that a lower upfront cost for pump therapy would accelerate market adoption of our pumps and increase the volume and sales of our supplies over time, which would increase our overall revenue per customer. However, there can be no assurance that this strategy would prove successful or that once a customer is obtained, they will continue to purchase supplies in a quantity sufficient to make the strategy successful. As a result, this shift in strategy may materially and adversely impact our growth, business, results of operations and financial condition.
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

The complexity of announced or future tariffs may also increase the risk that we or our customers or suppliers may be subject to civil or criminal enforcement actions in the United States or foreign jurisdictions related to compliance with trade regulations. Foreign governments may also adopt non-tariff measures, such as procurement preferences or informal disincentives to engage with, purchase from or invest in U.S. entities, which may limit our ability to compete internationally and attract non-U.S. investment, employees, customers and suppliers. Foreign governments may also take other retaliatory actions against U.S. entities, such as decreased intellectual property protection, increased enforcement actions, or delays in regulatory approvals, which may result in heightened international legal and operational risks. In addition, the United States and other governments have imposed and may continue to impose additional sanctions, such as trade restrictions or trade barriers, which could restrict us from doing business directly or indirectly in or with certain countries or parties and may impose additional costs and complexity to our business.
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
Additionally, the U.S. Department of Justice issued a rule entitled the Preventing Access to U.S. Sensitive Personal Data and Government-Related Data by Countries of Concern or Covered Persons, which places additional restriction on certain data transactions involving countries of concern (e.g., China, Russia, Iran) and covered individuals (i.e., individuals and entities located in or controlled by individuals or entities located in those jurisdictions) that may impact certain business activities such as vendor engagements, sale or sharing of data, employment of certain individuals, and investor agreements. Violations of the rule could lead to significant civil and criminal fines and penalties. The rule applies regardless of whether data is anonymized, key-coded, pseudonymized, de-identified or encrypted, which presents particular challenges for companies like ours and may impact our ability to engage in transactions or agreements with certain third parties in the future.
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

We may also become subject to new laws that regulate non-personal data. For example, the European Union’s Data Act imposes certain data and cloud service interoperability and switching obligations to enable users to switch between cloud service providers without undue delay or cost, as well as certain requirements concerning cross-border international transfers of, and governmental access to, non-personal data outside the EEA. Depending on how this act and any similar laws are implemented and interpreted, we may have to adapt our business practices, contractual arrangements, and products and services to comply with such obligations.
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
In addition, our insulin pumps and other products rely on software and hardware, some of which is developed by third parties with whom we work, that could contain vulnerabilities. We take steps designed to detect, mitigate and remediate vulnerabilities in our information systems (such as our hardware and/or software, including that of third parties with whom we work) and products, but we may not be able to detect, mitigate, and remediate such vulnerabilities, including on a timely basis. Further, we may experience delays in developing and deploying remedial measures and patches designed to address identified vulnerabilities. Our risks may increase significantly due to the use of mobile and cloud-based applications in our medical devices. For example, while our Tandem Device Updater is designed to give us the ability to quickly recover from certain risks and/or vulnerabilities, the use of mobile applications enables third parties to store their information on mobile devices that we do not control. The Tandem Device Updater may also not operate as intended if the software being transmitted contains errors, vulnerabilities or viruses. Vulnerabilities in our products and information systems could be exploited and result in a security incident. In addition to vulnerabilities, the reliance of our insulin pumps and other products on software and hardware exposes us and our customers to risks that may impact the performance of our products. For example, in March 2024, we issued a recall of our Apple iOS t:connect mobile app in the United States relating to an issue that could cause rapid depletion of a user’s t:slim X2 insulin pump battery (the March 2024 Recall). On August 20, 2024, we released an updated version of the impacted app to correct the issue described in the March 2024 recall. In addition, in July 2025, we issued a voluntary medical device correction for select t:slim X2 insulin pumps to address a potential speaker-related issue that was capable of triggering an error resulting in discontinuation of insulin delivery.
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
A recall or suspension of our products, or the discovery of serious safety issues with our products, could have a significant negative impact on us.*
The FDA and equivalent foreign regulatory authorities have the authority to require the recall or suspension, either temporarily or permanently, of commercialized products in the event of material deficiencies or defects in quality systems, product design or manufacture or in the event that a product poses an unacceptable risk to health. Regulatory authorities have broad discretion to require the recall or suspension of a product or to require that manufacturers alert customers of safety risks, and may do so even in circumstances where we do not believe our product poses an unacceptable risk to health. In addition, manufacturers may, under their own initiative, recall a product or suspend sales if any material deficiency in a product is found or alert customers of unanticipated safety risks. A government-mandated or voluntary recall or suspension by us, one of our distributors or any of our other third-party suppliers could occur as a result of an unacceptable risk to health, component failures, manufacturing errors, design or labeling defects or other deficiencies and issues. Recalls, suspensions or other notices relating to any products that we distribute would divert managerial and financial resources, and have an adverse effect on our reputation, financial condition and operating results. We have initiated voluntary recalls and medical device corrections in the past.
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
Legislative or regulatory healthcare reforms, or other regulatory reforms, may result in downward pressure on the price of and decrease reimbursement for our products, and uncertainty regarding the healthcare regulatory environment could have a material adverse effect on our business.*
The sales of our products depend in part on the availability of coverage and reimbursement from third-party payors such as government health administration authorities, private health insurers, health maintenance organizations and other healthcare-related organizations. Both the federal and state governments in the United States continue to propose and pass new legislation and regulations designed to, among other things, expand healthcare coverage to more individuals, contain or reduce the cost of healthcare, and improve the quality of healthcare outcomes. For example, the Patient Protection and Affordable Care Act, as amended by the Health Care and Education Reconciliation Act (collectively, the Affordable Care Act) has substantially changed the way healthcare is financed by both governmental and private insurers and encourages improvements in the quality of healthcare items and services. In the future, additional changes could be made to governmental healthcare programs that could significantly impact the success of our products. This legislation and regulation may result in decreased reimbursement for medical devices, which may create additional pressure to reduce the prices charged for medical devices. Reduced reimbursement rates could significantly decrease our revenue, which in turn would place significant downward pressure on our gross margins and impede our ability to become profitable. Further, on August 16, 2022, former President Biden signed the Inflation Reduction Act of 2022 (the IRA 2022) into law, which among other things, extends enhanced subsidies for individuals purchasing health insurance coverage in the Affordable Care Act marketplaces through plan year 2025. The IRA 2022 also eliminates the “donut hole” under the Medicare Part D program beginning in 2025 by significantly lowering the beneficiary maximum out-of-pocket cost and through a newly established manufacturer discount program. In addition, on July 4, 2025, the annual reconciliation bill, the “One Big Beautiful Bill Act” (“OBBBA”), was signed into law which is expected to reduce Medicaid spending and enrollment by implementing work requirements for some beneficiaries, capping state-directed payments, reducing federal funding, and limiting provider taxes used to fund the program. OBBBA also narrows access to the Affordable Care Act marketplace exchange enrollment and declines to extend the Affordable Care Act enhanced advanced premium tax credits, set to expire at the end of 2025, which, among other provisions in the law, are anticipated to reduce the number of Americans with health insurance. In addition, on June 30, 2025, CMS outlined a proposed competitive bidding process for some medical equipment, including continuous glucose monitors and insulin pumps that could affect reimbursement rates for our products. In addition, CMS outlined a proposed change in payment for these devices to a monthly rental basis which could impact when our pumps are shipped and corresponding revenue is recognized.
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
In addition, the exit of the UK from the EU, commonly referred to as “Brexit” could lead to further regulatory divergence between the EU and the UK. On May 26, 2021, the MDR became applicable in the EU. However, the MDR is not applicable in Great Britain (i.e., England, Wales and Scotland), but does apply in Northern Ireland. In Great Britain, medical devices are governed by the Medical Devices Regulations 2002 (SI 2002 No 618, as amended) (UK MDR 2002) which, for the time being, retains a regulatory framework similar to the framework set out by the MDD. The UK’s regulator, the Medicines & Healthcare products Regulatory Agency, or MHRA, has published a roadmap to new regulations for medical devices. The first of the regulations, which strengthen post-market surveillance requirements, came into force on June 17, 2025. Further updated regulations are scheduled to follow and 2026. Should the UK or Great Britain further diverge from the EU from a regulatory perspective, tariffs could be put into place in the future. We could therefore, both now and in the future, face significant additional expenses to operate our business, which could significantly and materially harm or delay our ability to generate revenue or achieve profitability of our business. Any further changes in international trade, tariff and import/export regulations as a result of Brexit or otherwise may impose unexpected duty costs or other non-tariff barriers on us. These developments, or the perception that any of them could occur, may significantly reduce global trade and, in particular, trade between the EU and the UK.

Governments outside the United States tend to impose strict price controls, reimbursement approval and rebate policies, which may adversely affect our ability to generate revenue.*
In some countries, particularly EU member states and EFTA countries, the pricing, reimbursement and rebates of health products is subject to governmental control, and in such countries, there can be considerable pressure by governments and other stakeholders on prices, as well as reimbursement and rebates. If reimbursement of our products is unavailable or limited in scope or amount or if pricing or rebates are set at unsatisfactory levels in any such country, our prospects for generating revenue outside of the United States, if any, could be adversely affected and our business could be harmed.
Our advertising and promotion may include claims about our product in comparison to competing products, which could expose us to heightened regulatory scrutiny, enforcement risks, and the potential for litigation.*
The FDA applies a heightened level of scrutiny to comparative claims in advertising and promotion, ensuring that promotional labeling is truthful and not misleading. There may be differing interpretations of whether certain communications align with a product's FDA-required labeling, and the FDA assesses these communications on a case-by-case basis. Additionally, making comparative claims may raise concerns among our competitors. If a company claims in its advertising that its product is superior to a competitor's or that the competitor’s product is inferior, it could face the risk of a lawsuit from the competitor under federal and state false advertising, unfair trade practices, or potentially state libel laws. Such lawsuits could seek injunctive relief to stop further advertising, a court order for corrective advertising, and compensatory or punitive damages, where allowed by law. Similar risks apply outside the United States in relation to comparative advertising practices.
Direct-to-consumer marketing and social media initiatives may subject us to increased regulatory scrutiny.*
Our efforts to promote our products through direct-to-consumer marketing and social media initiatives may lead to increased scrutiny of how we communicate risk information, benefits, or claims, under the oversight of the FDA, FTC, HHS-OCR, or other regulatory bodies, particularly due to the Make America Healthy Again Commission’s recent Strategy Report, detailing how government agencies would increase enforcement on direct-to-consumer pharmaceutical advertising. EU Member States’ national legislation may also restrict or impose limitations on our ability to advertise our products directly to the general public. In addition, voluntary EU and national industry Codes of Conduct provide guidelines on the advertising and promotion of our products to the general public and may impose limitations on our promotional activities with healthcare professionals..

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

Tandem Diabetes Care, Inc.

Dated: November 6, 2025	By:	/s/ John F. Sheridan
John F. Sheridan President and Chief Executive Officer (on behalf of the registrant and as the registrant’s Principal Executive Officer)

Dated: November 6, 2025	By:	/s/ Leigh A. Vosseller
Leigh A. Vosseller Executive Vice President, Chief Financial Officer and Treasurer (Principal Financial and Accounting Officer)