Form 10-K
period 2025-12-31
TANDEM DIABETES CARE INC
filed 2026-02-19
CIK 1438133

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
_________________________________________________________________
FORM 10-K
_________________________________________________________________

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2025
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to § 240.10D-1(b). ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  Yes  ☐    No  ☒
As of June 30, 2025, the last business day of the registrant’s most recently completed second fiscal quarter, the aggregate market value of the registrant’s common stock held by non-affiliates was approximately $1.3 billion based on the closing price for the common stock of $18.64 on that date. Shares of common stock held by each executive officer, director, and their affiliated stockholders have been excluded from this calculation as such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.
As of February 16, 2026, there were 68,325,927 shares of the registrant’s common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE
Portions of the registrant’s definitive Proxy Statement on Schedule 14A for the 2026 Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission not later than 120 days after the end of the fiscal year covered by this Form 10-K, are incorporated by reference in Part III, Items 10-14 of this Form 10-K.

1

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K for the fiscal year ended December 31, 2025, or this Annual Report, contains “forward-looking statements” within the meaning of the federal securities laws, which statements are subject to considerable risks and uncertainties. These forward-looking statements are intended to qualify for the safe harbor from liability established by the Private Securities Litigation Reform Act of 1995. All statements included or incorporated by reference in this Annual Report, other than statements of historical fact, are forward-looking statements. You can identify forward-looking statements by the use of words such as “may,” “will,” “could,” “anticipate,” “expect,” “intend,” “believe,” “continue” or the negative of such terms, or other comparable terminology. Forward-looking statements also include the assumptions underlying or relating to such statements. In particular, forward-looking statements contained in this Annual Report may relate to, among other things, our future or assumed financial condition, results of operations, liquidity, trends impacting our financial results, the impact of our foreign currency forward hedging contracts, including business forecasts and plans, research and product development plans, manufacturing plans, strategic plans and objectives, capital needs and financing plans, product launches, geographic expansion, distribution plans, production capacity, clinical trials, regulatory approvals, competitive position and the impact of changes in the competitive environment, supply chain, and the business of our contract manufacturers and suppliers, integration of acquisitions and partner technologies, cybersecurity threats, macroeconomic pressures or uncertainties and the application of accounting guidance. We caution you that the foregoing list may not include all of the forward-looking statements made in this Annual Report. In addition, statements that “we believe” and similar statements reflect our beliefs and opinions on the relevant subject. These statements are based upon information available to us as of the date of this Annual Report on Form 10-K, and while we believe such information forms a reasonable basis for such statements, such information may be limited or incomplete, and our statements should not be read to indicate that we have conducted an exhaustive inquiry into, or review of, all potentially available relevant information. These statements are inherently uncertain and investors are cautioned not to unduly rely upon these statements.
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
•We currently rely on sales of insulin pump products to generate a significant portion of our sales, and any factors that negatively impact sales of these products may adversely affect our business, financial condition and operating results.
•We are implementing a multi-channel managed care strategy in the United States that impacts the pricing model for our pumps and our supplies sold through the pharmacy channel. If our pharmacy channel strategy fails to achieve its intended outcome, our growth, business, results of operations, and financial condition could be materially and adversely impacted.
•Our ability to maintain and grow our sales depends in part on retaining a high percentage of our customer base.
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
•Our sales and marketing efforts depend on independent distributors who are free to market products that compete with our products. If we are unable to maintain or expand our network of independent distributors, our sales may be negatively affected.
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
Risks Related to Our Indebtedness
•Servicing Convertible Senior Notes due 2029 (the 2029 Notes) will require a significant amount of cash, and we may not have sufficient cash flow from our business to repay the 2029 Notes.
Risks Related to Our Future Financings and Financial Results
•We may need or otherwise determine to raise additional funds in the future and if we are unable to raise additional funds when necessary or desirable, we may not be able to achieve our strategic objectives.

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
Risks Related to Privacy and Security
•We are subject to stringent and evolving United States and foreign laws, regulations, and rules, contractual obligations, policies and other obligations related to data privacy and security. Our actual or perceived failure to comply with such obligations could lead to regulatory investigations or actions; litigation (including class claims) and mass arbitration demands; fines and penalties; disruptions of our business operations; reputational harm; loss of sales or profits; loss of customers; and other adverse business consequences.
•If our information technology systems or those of third parties with whom we work, our data, or our software are or were compromised, we could experience adverse consequences resulting from such compromise, including but not limited to regulatory investigations or actions; litigation; fines and penalties; disruptions of our business operations; harm to our reputation; loss of sales or profits; loss of customers; and other adverse consequences.
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
Overview
Tandem Diabetes Care is a global leader in insulin delivery and diabetes technology, specializing in the design, development, and commercialization of advanced solutions that reduce the burden of diabetes management. We serve nearly 500,000 people living with diabetes in more than 25 countries worldwide. Our strategy is to offer flexibility and choice in intelligent insulin delivery systems through an accessible portfolio of market-leading pumps, applications and insights. In support of this strategy, our Tandem pump platforms include t:slim X2 and Tandem Mobi (Mobi), both of which feature Control-IQ+ advanced hybrid closed-loop technology.
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
We consider our addressable market to be people living with type 1 diabetes and in 2025, we began expanding our addressable market to include people living with type 2 diabetes who require intensive insulin therapy. Throughout this Annual Report, we refer to these individuals as people with insulin-dependent diabetes. In the geographies we serve, we estimate about 5 million people live with type 1 diabetes of whom approximately 2 million reside in the United States. We estimate about 2.5 million people in the United States live with type 2 diabetes and require intensive insulin therapy.
Diabetes can be challenging to manage. Unlike most therapies, insulin requirements can vary greatly and can be affected by many factors, such as type or quantity of food eaten, illness, stress and exercise. Preventing and managing fluctuations in blood glucose levels between hypoglycemia, or low blood glucose levels, and hyperglycemia, or high blood glucose levels, is often time consuming and stressful.
There are two primary therapies used by people with insulin-dependent diabetes, Multiple Daily Injection (MDI) and insulin pumps. Insulin pumps are intended to more closely resemble the physiologic function of a healthy pancreas and use rapid-acting insulin to fulfill both mealtime (bolus) and background (basal) requirements. Insulin pump systems are typically considered either durable or disposable. Durable systems are comprised of a programmable device, which is designed to last for multiple years, and which connect to single-use supplies that provide an insulin reservoir and cannula to administer insulin into the body that are expected to be replaced every three to seven days. By comparison, disposable systems combine the programmable device, which includes battery and electronics, with the insulin reservoir and cannula and are entirely disposed of by the user every three days. In both systems, the insulin reservoir is typically filled by the user.
Insulin pumps often feature automated insulin delivery (AID) algorithms, which use continuous glucose monitoring (CGM) sensor information to automatically adjust insulin dosing, and are designed to improve blood glucose control and increase a user’s time in their targeted glycemic range, while reducing the burden of diabetes management. The American Diabetes Association Standards of Care state that diabetes devices should be offered to people with diabetes. It also states that AID systems are preferred over non-automated pumps and MDI, and should be offered for diabetes management to youth and adults with type 1 diabetes. The worldwide insulin pump market remains highly underpenetrated. In the United States, approximately 40% of individuals with Type 1 diabetes, and 5% of individuals with Type 2 diabetes, use insulin pump therapy. Internationally, average insulin pump adoption is estimated to be approximately 20%.

Our Technology: Improving the Lives of People with Insulin-Dependent Diabetes
Our AID Systems
We develop our automated insulin delivery systems and related technology solutions using a consumer-focused approach. We initially rely on the use of behavioral sciences, including extensive research to ascertain what people with insulin-dependent diabetes require and prefer from their diabetes therapy. We then look to modern consumer technology for inspiration and design our hardware and software solutions to try to meet the specific demands of people living with diabetes. This multi-step approach has resulted in a differentiated device portfolio that provide users with the distinct features and functionality they seek and in a manner that makes the features usable and intuitive.
We offer durable insulin pumps that are designed for years of daily use. We sell single-use supplies that are used together with our pumps and are replaced every few days. These supplies include cartridges for storing insulin, and infusion sets that contain a cannula and connect the pump to a user’s body to administer insulin. We launched our flagship t:slim pump platform in August 2012, and its next generation, the t:slim X2, in October 2016. In 2024, we expanded our portfolio with the commercial availability of Mobi with iOS control in the United States. In December 2025, we further expanded the availability of Mobi to Android users in the U.S. Our insulin pumps are fully detachable, offer Bluetooth connectivity and are typically used as part of an AID system.

100%
7:30 AM
14 Nov
B
235 u
400
350
300
250
200
150
100
50
142
mg/dL
3
HRS
INSULIN ON BOARD
2.2 u
BOLUS
Control-IQ: 0.80 u

Key Features	Mobi	t:slim X2
Size	1.5” x 2.0”	2.0” x 3.1”
Control-IQ Technology	X	X
Remote Software Updates	X	X
On-body Wear	X
Smartphone Control	X	Mobile Bolus
Insulin Capacity	200 units	300 units
Integrated Color Touchscreen		X
Pump Button for Bolus Delivery	X	X
When used as an AID system, our insulin pumps are integrated with a CGM and powered by our Control-IQ+ technology. Results from four independent pivotal studies using Control-IQ technology have been published in the New England Journal of Medicine since 2019. Control-IQ+ launched in 2025 and is our third and newest AID algorithm, which is available globally and indicated for people as young as ages 2+ (type 1). It is also indicated for people 18+ (type 2) in the United States. This hybrid closed loop algorithm increases a user's time in targeted glycemic range (70-180 mg/dL) by predicting and helping to prevent the frequency and/or duration of hyperglycemic and/or hypoglycemic events. It is the only predictive algorithm featuring AutoBolus, corrective bolusing. Control-IQ+ also offers an easy set-up feature and settings for sleep and exercise activities that adjust the algorithm parameters to better match the different physiological needs during these activities.

Our AID systems offer users the choice of integrating with multiple CGM sensors. In 2025, our pumps integrated with sensors such as the Dexcom G6 and G7, and the Abbott FreeStyle Libre 2 Plus. In December 2025, we launched t:slim X2 integration with Abbott FreeStyle Libre 3 Plus in the U.S. Mobi was available with Dexcom G6 and G7 integration in the U.S., and we plan to expand its integration offerings to include Abbott FreeStyle Libre 3 Plus. Our extensive experience in CGM integration over the past decade represents our commitment to provide customizable solutions to help reduce burden and create new possibilities for people living with diabetes.
Tandem Device Updater
This tool allows Tandem pump users to update their pump software quickly and easily from a personal computer. It is PC and Mac compatible and designed to work with our pumps in a manner similar to software updates on a smartphone. We have used this technology worldwide to offer software updates to our in-warranty customers at no cost.
Tandem Source
Our web-based data management platform provides users, their caregivers and their healthcare providers with a fast, easy and visual way to display diabetes therapy management data from our pumps and integrated CGMs. Tandem Source also provides us with data that we can analyze to reveal patterns, trends, outcomes and associations that can be used to improve our products and in the analysis of clinical outcomes data. Tandem Source is available in the majority of markets we serve globally and was designed to bring together the features of Tandem’s legacy t:connect, t:connect HCP, and t:connect Portal offerings with new comprehensive data reporting in one central, scalable platform. It offers automatic data transfers from pumps using a mobile app to keep online data current and remove the need for manual pump uploads.
Sugarmate
Sugarmate is a mobile app that is designed to help people visualize diabetes therapy data in innovative ways. It allows users to log glucose data and health and nutrition information, and can provide notifications and alerts to users, their family, and their caregivers.
Our Strategy & Future Technologies
Diabetes management can vary greatly from person-to-person, creating multiple market segments based on clinical needs, personal preferences and affordability. Our strategy is to redefine global leadership in insulin delivery solutions through commercial excellence, patient-first reimbursement choices, and a differentiated device portfolio. We strive to offer all people with insulin-dependent diabetes flexibility and choice in their intelligent insulin delivery systems, through our portfolio of market-leading pumps, applications, and insights that improve outcomes and reduce the daily burden of living with diabetes.

        In support of this strategy, we continue to drive innovation in our Tandem pump platforms. This includes a novel, extended-wear infusion site option for Mobi that will transform the pump into a tubeless patch device. In addition, our pipeline also includes a next-generation Mobi patch pump that leverages the technology acquired with the Sigi Patch Pump to deliver further miniaturization. Our development efforts also include extended-wear infusion set technology, dual glucose-ketone sensor integration, and algorithm advancement in pursuit of offering fully closed loop technology.
Markets and Distribution Methods
Our technology solutions are now available in more than 25 countries. In the United States and Canada, we have always employed direct sales, customer support, and clinical teams, partnering with independent distributors for order fulfillment. Internationally, we have historically contracted with distributors who have substantial responsibility for sales, customer support, clinical efforts and order fulfillment. We began direct sales, training and customer support activities in 2026, starting with the United Kingdom, Austria, and Switzerland, and intend to continue this transition in additional markets across 2026.
Sales Concentrations and Significant Customers. A small number of independent distributors in the United States and Canada are responsible for order fulfillment. We believe these distributors carry minimal inventory at any given time. In other markets, there may be variability in inventory levels among our distributors, particularly when we begin the transition to our own direct operations or in periods surrounding the launch of new products. For the year ended December 31, 2025, two independent distributors each accounted for more than 10% of our worldwide sales.

Third-Party Reimbursement
In the United States, we are pursuing a multi-channel coverage and reimbursement strategy, enhancing coverage and reimbursement through both the durable medical equipment (DME) and pharmacy channels. We believe this strategy will improve access and optimize the potential for better medical outcomes for people living with diabetes, while reducing the overall economic burden of diabetes care. This also provides our customers with flexibility in how they use their insurance benefits to simplify onboarding and provide them with the most advantageous reimbursement terms. Our increasing use of the pharmacy channel is discussed in this Annual Report under Part II, Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Internationally, insurance reimbursement processes vary by geography. In markets where we have direct operations, we are responsible for all reimbursement, tender application and fulfillment activities. Otherwise, that responsibility lies with our distributors.
Manufacturing and Quality Assurance
Our insulin pumps are currently assembled, tested, and packaged at our facilities in San Diego, California. Our t:slim X2 cartridges are manufactured by an experienced third-party contract manufacturer and packaged at our facilities in San Diego. Our Mobi cartridges have primarily been manufactured at our facilities in San Diego since launch, but we are in the process of transferring those operations to the same contract manufacturer who makes our t:slim X2 cartridges.
Outside suppliers are the source for raw materials, select components and some sub-assemblies used in the production of our insulin pumps and cartridges. We purchase some supplies from a single or limited number of sources because of their proprietary know-how, quality assurance, cost-effectiveness, or constraints due to regulatory requirements. For example, we purchase all of our currently marketed infusion sets from a third-party supplier, Unomedical A/S, a subsidiary of the ConvaTec Group. Unomedical is responsible for all manufacturing, testing, sterilization and packaging of the infusion sets under our brands. Any sole and single source supplier is managed through our supplier management program that is focused on reducing supply chain risk. Certain suppliers are evaluated, approved and monitored periodically by our quality department to ensure conformity with the specifications, policies and procedures applicable to our devices. Members of our quality department also inspect a sample of devices at various steps during the manufacturing cycle to facilitate compliance with our devices’ stringent specifications.
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

We also work closely with our suppliers to ensure continuity of supply while maintaining high quality and reliability. However, due to required medical device manufacturing qualification requirements, we may not be able to quickly establish additional or replacement sources. In the case of sole sourced parts, we manage risk through holding inventory in house and at the supplier to ensure continuity of supply and lower risk of disruption. We purchase many of our components and sub-assemblies from manufacturers with whom we are at least dual sourced and across various geographies.
Intellectual Property
We have made protection of our intellectual property a strategic priority. We rely on a combination of copyright, patent, trademark, trade secret and other intellectual property laws, non-disclosure agreements and other measures to protect our proprietary rights.
As of December 31, 2025, our patent portfolio included numerous issued patents and pending patent applications in the United States and other countries, which in the aggregate, we believe to be important to our business. Patents are generally effective for 20 years from the date the earliest application was filed in the patent family, and in some cases may be extended. Our issued patents as of December 31, 2025 are set to expire over a range of years, from 2026 to 2044, subject to any extensions. We also have various registered United States trademarks, registered European Community trademarks, and other trademark registrations and pending trademark applications in other countries and regions of the world. In addition, we have entered into exclusive and non-exclusive licenses in the ordinary course of business relating to a wide array of technologies or other intellectual property rights or assets.

Our patents and patent applications seek to protect aspects of key features of our pumps, cartridges, algorithms, infusion sets and pump systems. We believe that our patent position provides us with sufficient rights to protect our current and proposed commercial products. However, our patent applications may not result in issued patents, and any patents that have been issued or might be issued may not protect our intellectual property rights. Furthermore, we operate in an industry characterized by extensive patent litigation, and our patents may not be upheld if challenged. Any patents issued to us may be challenged by third parties as being invalid or unenforceable, and patent litigation may result in significant damage awards and injunctions that could prevent the manufacture and sale of affected products or result in significant royalty payments to continue selling the products. Third parties may also independently develop similar or competing technology that avoids our patents. The steps we have taken may not prevent the misappropriation of our intellectual property, particularly in foreign countries where the laws may not protect our proprietary rights as fully as in the United States. We also face risks associated with intellectual property infringement.
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
Competition
The medical device industry is intensely competitive, subject to rapid change and highly sensitive to the introduction of new products, treatment techniques or technologies, or other market activities of industry participants. We compete in markets worldwide with companies that manufacture insulin delivery devices, primarily Beta Bionics, Insulet, Medtronic, mylife (formerly Ypsomed) and Sequel. There are also a number of other companies developing and marketing their own insulin delivery systems and/or related software applications for launch in the markets where we operate. In addition, we face competition from a number of companies, medical researchers and existing pharmaceutical companies that are pursuing new delivery devices, sensing technologies, procedures, drugs and other therapeutics for the monitoring, treatment and prevention of diabetes.

Government Regulation
The medical devices that we manufacture are subject to regulation by numerous regulatory bodies, including the FDA and comparable international regulatory agencies. These agencies require manufacturers of medical devices to comply with applicable laws and regulations governing the development, testing, manufacturing, labeling, marketing and distribution of medical devices. Devices are generally subject to varying levels of regulatory control, the most comprehensive of which requires that a clinical evaluation program be conducted before a device receives approval for commercial distribution. In addition, healthcare regulatory bodies in the United States and around the world impose a range of requirements related to the payment for medical devices and the procedures in which they are used, including laws intended to prevent fraud, waste, and abuse of healthcare dollars.
Regulation of Medical Devices in the United States
Our products are medical devices subject to extensive and ongoing regulation by the FDA and other federal and state regulatory authorities. The FDA’s regulations govern product design and development, pre-clinical and clinical testing, pre-market clearance, authorization or approval, establishment registration and product listing, product manufacturing, product labeling, product storage, advertising and promotion, product sales, distribution, recalls and field actions, servicing and post-market clinical surveillance. Unless an exemption applies, each new or significantly modified medical device we seek to commercially distribute in the United States will require either a pre-market notification under Section 510(k) of the U.S. Federal Food, Drug and Cosmetic Act (FDCA), also referred to as a 510(k) clearance, or approval from the FDA through the premarket approval (PMA) process. Both the 510(k) clearance and PMA processes can be lengthy and expensive. We have obtained 510(k) clearance on multiple devices in both Class II and Class III, including our Control IQ technology, the t:slim X2 and Tandem Mobi. In addition, we may be required to obtain a new 510(k) clearance or PMA for significant post-market modifications to our products.
There are three types of interoperable FDA Class II devices (integrated continuous glucose monitoring systems (iCGMs), Alternate Controller Enabled (ACE) insulin pumps, and interoperable automated glycemic controllers (iAGC)) in a complete AID system. The classification of these three device types into Class II is intended to help support continued rapid innovation by streamlining the FDA regulatory pathway for integrated CGM and insulin pumps with advanced algorithms. Our pumps are classified as ACE pumps that are compatible with iCGM devices, and our Control-IQ and Control-IQ+ technologies are classified as an iAGC for people living with type 1 diabetes ages 2 and older. In March 2025, our Control-IQ+ technology was cleared for people living with type 2 diabetes ages 18 and older. In connection with the de novo applications for both the ACE pump and the iAGC category, the FDA established certain special controls that we will need to continue to satisfy. If we are not able to satisfy those special controls, we would be required to seek approval for those products under the traditional PMA submission application, which must be supported by valid scientific evidence that typically includes extensive technical, pre-clinical, clinical, manufacturing and labeling data to demonstrate to the FDA’s satisfaction the safety and efficacy of the device.
Clinical trials are typically required to support a PMA application and are sometimes required for 510(k) clearance. We anticipate that most of our future AID offerings will require supporting clinical data, either from clinical trials or potentially from evidence that we are able to collect through real-world use of our products. These trials generally require submission of an application for an Investigational Device Exemption (IDE) to the FDA. The IDE application must be supported by appropriate data, such as animal and laboratory testing results, showing that it is safe to test the device in humans and that the testing protocol is scientifically sound. Generally, clinical trials for a significant risk device may begin once the IDE application is approved by the FDA, and the study protocol and informed consent are approved by appropriate institutional review boards at the clinical trial sites. The FDA’s approval of an IDE allows clinical testing to go forward, but it does not bind the FDA to accept the results of the trial as sufficient to prove the product’s safety and efficacy, even if the trial meets its intended success criteria.

Other Regulatory Requirements. Even after a device receives clearance or approval and is placed in commercial distribution, numerous regulatory requirements apply. These include:
•establishment registration and device listing;
•quality management system regulations (QMSR), which requires manufacturers, including third-party manufacturers, to follow stringent design, testing, production, control, supplier/contractor selection, complaint handling, documentation and other quality assurance procedures during all aspects of the manufacturing process;
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
Also, the FDA may require us to conduct post-market surveillance studies or establish and maintain a system for tracking our products through the chain of distribution to the patient level. We are currently conducting a post-market surveillance study for Control-IQ+ technology for users 2-5 years of age. We may elect to pursue additional post-market surveillance studies in the future.
The FDA and the Food and Drug Branch of the California Department of Health Services enforce regulatory requirements by conducting periodic, unannounced inspections and market surveillance. Inspections may include the manufacturing facilities of our subcontractors. If the FDA believes we or any of our contract manufacturers or regulated suppliers are not in compliance with these requirements, it can shut down our manufacturing operations, require recall of our products, refuse to approve new marketing applications, institute legal proceedings to detain or seize products, enjoin future violations, or assess civil and criminal penalties against us or our officers or other employees. Any such action by the FDA would have a material adverse effect on our business. We may be unable to comply with all applicable FDA regulations.
Licensure. To sell our products through the durable medical equipment (DME) channel in the United States, several states require that DME providers be licensed to sell products to patients in that state. Some of these states require that DME providers maintain an in-state location or retain a licensed pharmacist, and in those states, we sell our products through a third-party distributor. Additionally, to sell our products through the pharmacy channel in the United States, we are required to work with intermediaries who have the appropriate pharmacy licenses. Tandem is also registered throughout the United States to issue payment plans. Although we believe we are in material compliance with applicable state regulations regarding licensure requirements, if we were found to be noncompliant, we could be subject to fines and penalties or lose our licensure in that state, which could prohibit us from selling our current or future products to patients in that state. In addition, we are subject to certain state laws regarding professional licensure. We believe that our certified diabetes educators are in material compliance with such state laws. However, if our educators or we were to be found non-compliant in a given state, we may need to modify our approach to providing education, clinical support and customer service.
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

We provide the initial training to customers necessary for appropriate use of our products either through our own diabetes educators or by contracting with outside diabetes educators who have completed a Tandem pump training course. Outside diabetes educators are reimbursed for their services at fair market value. Although we believe that these arrangements do not violate the Anti-Kickback Statute, regulatory authorities may determine otherwise, especially as enforcement of this law historically has been a high priority for the federal government. Noncompliance with the federal Anti-Kickback Statute could result in our exclusion from Medicare, Medicaid or other governmental programs (which could adversely affect our sales to a material extent), restrictions on our ability to operate in certain jurisdictions, and civil and criminal penalties.
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
Health Insurance Portability and Accountability Act of 1996 (HIPAA). HIPAA, as amended by the Health Information Technology for Economic and Clinical Health Act of 2009 (collectively, HIPAA) mandated the adoption of standards for the exchange of electronic health information to encourage overall administrative simplification and enhance the effectiveness and efficiency of the healthcare industry. Ensuring privacy and security of patient information is one of the key factors driving the legislation. If we are found to violate HIPAA, we could be subject to civil or criminal penalties.

HIPAA and Other U.S. Privacy Laws and Regulations. Numerous federal and state laws, rules and regulations govern the collection, dissemination, use, privacy, security and confidentiality of personal information. HIPAA, in addition to the criminal powers above, extensively regulates the use and disclosure of individually identifiable health information, through the Privacy, Security, and Breach Notification Rules. HIPAA requires covered entities, including health plans and most health care providers, to implement administrative, physical and technical safeguards to protect the privacy and security of covered information (known as “protected health information”) and sets limits and conditions on the uses and disclosures that may be made of such protected health information. HIPAA’s Security Rule and certain provisions of the HIPAA Privacy Rule and Breach Notification Rule apply to business associates of covered entities (i.e., entities that provide services to covered entities that may require access and use of protected health information on behalf of covered entities), and business associates are subject to direct liability for violation of these rules. Covered entities must report breaches of unsecured protected health information to affected individuals without unreasonable delay and notification must also be made to the U.S. Department of Health & Human Services, Office for Civil Rights (OCR) and, in certain situations involving large breaches, to the media. The OCR enforces the HIPAA Rules and performs compliance audits and investigations. In addition to enforcement by OCR, HIPAA authorizes state attorneys general to bring civil actions seeking either injunction or damages in response to HIPAA violations that impact state residents.

On December 1, 2022, OCR issued a bulletin on the requirements under HIPAA for online tracking technologies (e.g., cookies, pixels) to protect the privacy and security of health information. This bulletin outlined OCR’s position on the use of online tracking technology vendors, when certain information received by such vendors constitutes protected health information under HIPAA, and accordingly, when business associate agreements must be executed between covered entities, like us, and such vendors. We are a covered entity under HIPAA and in certain circumstances, we may also be a business associate of another covered entity or of another business associate. There are numerous other laws, regulations and legislative and regulatory initiatives at the federal and state levels addressing privacy and security of personal information. We also remain subject to federal and state privacy-related laws that may be more restrictive or contain different requirements than the privacy regulations issued under HIPAA. These laws vary and could impose additional penalties. Further, certain U.S. states have proposed or enacted comprehensive consumer privacy laws and/or laws governing personal health information, such as the California Consumer Privacy Act, or CCPA. Among other things, these state-specific laws create new data privacy obligations for covered companies and provide new privacy rights to state residents, including the right to opt out of certain disclosures of their information. They may also cause us to incur substantial costs and expenses to ensure ongoing compliance. Various U.S. state laws and regulations may also require us to notify affected individuals and state agencies in the event of a data breach involving individually identifiable information.

In addition to the laws discussed above, we may see more stringent state and federal privacy legislation passed, as the increased cyber-attacks during recent international conflicts have once again put a spotlight on data privacy and security in the U.S. and other jurisdictions. We cannot predict where new legislation might arise, the scope of such legislation, or the potential impact to our business and operations.
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

The regulatory framework governing medical devices is largely harmonized within the European Union (EU), which includes most of the major countries in Europe. Other countries, such as Switzerland, have voluntarily adopted laws and regulations that mirror those of the EU with respect to medical devices. In the EU, medical devices are governed by Regulation (EU) 2017/745 on medical devices (MDR), which entered into application on May 26, 2021, repealing and replacing both Directive 93/42/EEC concerning medical devices (MDD) and Directive 90/385/EEC concerning active implantable medical devices (AIMDD). The MDR and its associated guidance documents and harmonized standards regulating the design, development, preclinical and clinical performance premarket conformity assessment, registration, manufacture, labeling storage, claims, sales and distribution, export and import and post-market surveillance, vigilance, and market surveillance for medical devices. To be placed on the EU market, devices must undergo a conformity assessment and bear the CE mark, indicating that the device conforms to the requirements of the MDR. In particular, medical devices must comply with the General Safety and Performance Requirements (GSPRs), set out in Annex I of the MDR. Compliance with these requirements is a prerequisite to affixing the CE mark to devices, without which they cannot be marketed or sold in the European Economic Area (comprised of the 27 EU Member States, Iceland, Liechtenstein and Norway). To demonstrate compliance with the GSPRs and obtain the right to affix the CE mark, medical devices manufacturers must conduct a conformity assessment procedure, which varies according to the type of medical device and its classification. Apart from low-risk medical devices (Class I with no measuring function and which are not sterile), a conformity assessment procedure requires review by a Notified Body. Depending on the relevant conformity assessment procedure, the Notified Body audits and examines the technical documentation and the quality system for the manufacture, design and final inspection of the medical devices. The Notified Body issues a CE Certificate of Conformity following successful completion of a conformity assessment procedure conducted in relation to the medical device and its manufacturer and their conformity with the GSPRs. This Certificate and completion of the related conformity assessment process entitles the manufacturer to affix the CE mark to its medical devices after having prepared and signed a related EU Declaration of Conformity. The MDR provides transitional provisions which, under strict conditions, permit manufacturers to continue to place medical devices on the market on the basis of CE Certificates of Conformity issued by Notified Bodies in accordance with the MDD or the AIMD until December 31, 2027 or December 31, 2028 depending on the risk classification.

Outside of the EU, regulatory approval needs to be sought on a country-by-country basis for us to market our products. Other countries have adopted medical device regulatory regimes, such as Health Canada’s risk classification system for invasive devices, among others. Each country may have its own processes and requirements for medical device licensing, approval, and regulation, therefore requiring us to seek regulatory approvals on a country-by country basis.

Internationally, a range of anti-bribery and anti-corruption laws, as well as some industry-specific laws and codes of conduct, apply to the medical device industry and interactions with government officials and entities and healthcare professionals. Further, the EU member countries have emphasized a greater focus on healthcare fraud and abuse and have indicated greater attention to the industry by the European Anti-Fraud Office. The Code of Ethical Business Practices became effective on January 1, 2017. Increasingly stringent data protection and privacy rules have had and will continue to have substantial impact on the use of patient data across the healthcare industry. The European Union’s General Data Protection Regulation (EU GDPR) and the United Kingdom’s General Data Protection Regulation (UK GDPR) (collectively, GDPR) applies across the EU and includes, among other things, a requirement for prompt notice of data breaches to data subjects and supervisory authorities in certain circumstances and significant fines for noncompliance. Noncompliance could result in the imposition of fines, penalties, or orders to stop noncompliant activities. Due to the strong consumer protection aspects of GDPR, companies subject to its purview are allocating substantial legal costs to the development of necessary policies and procedures and overall compliance efforts. Data transfer risk remains a potential issue that requires regular monitoring. Certain governments around the world are also adopting laws and regulations pertaining to mandatory corporate sustainability reporting.
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

Human Capital
We are committed to creating and maintaining a safe, diverse, and inclusive community for all employees while we serve our customers and fulfill our mission to improve the lives of people with diabetes. As of December 31, 2025, we had approximately 2,500 regular full-time employees, who primarily work in the United States, Canada, or Europe. The term “employees” in this Annual Report means our regular full-time employees. Our headquarters are in San Diego, California, where our primary research and development and administrative functions are located, and where we also operate a manufacturing facility and a warehousing facility. None of our employees are represented by a collective bargaining agreement, and we have never experienced any work stoppage. We believe we have good relations with our employees.
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
Organizational Development
Attracting, developing and retaining employees is critical to our longer-term success. We have established a comprehensive training program to develop employees throughout the organization. Emerging Leaders and Leading in Tandem are examples of internal programs intended for high performing individual contributors, and newly hired and promoted supervisors and managers, respectively. More than 94% of employees participating in these programs remained employed at Tandem as of December 31, 2025 and approximately 14% had been promoted or had a significant change in scope of responsibility. In 2025, more than 200 employees participated in our leadership development programs.

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
To foster a stronger sense of ownership and align the interests of partners with stockholders, equity awards are provided to a portion of our employees in line with benchmark practices under our broad-based stock incentive programs. Also, our full-time U.S. employees are able to participate in our employee stock purchase program. Furthermore, we offer comprehensive, locally relevant and innovative benefits to all eligible employees, including health insurance, paid time off, paid and unpaid leaves, defined-contribution retirement plans, health savings accounts, flexible spending accounts, life and disability coverage, voluntary accident, critical illness, legal and identity theft coverage, employee discount programs, and an employee loaner pump program.

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
Since our inception in January 2006, we have incurred a significant net loss. As of December 31, 2025, we had an accumulated deficit of $1.3 billion. To date, we have funded our operations primarily through cash collected from product sales, private and public offerings of our equity securities, and debt financings. We have devoted substantially all of our resources to the design, development and commercialization of our products, the scaling of our manufacturing and business operations, and the research and development of our current products and products under development.
Since the first quarter of 2013, we have been able to manufacture and sell our insulin pump products at a cost and in volumes sufficient to allow us to achieve a positive overall gross margin. Although we have achieved a positive overall gross margin during the years ended December 31, 2025, 2024 and 2023, we had net losses from operations in those years, and we may continue to incur net losses from operations in the future.
To implement our business strategy and achieve consistent profitability, we need to, among other things, increase sales of our products through various sales channels and the gross profit associated with those sales, maintain an appropriate customer service, training and support infrastructure, fund ongoing research and development (R&D) activities, create additional efficiencies in our manufacturing processes while adding to our capacity, and obtain regulatory clearance, certification or approval to commercialize our products currently under development both in the United States and in the international countries in which our insulin pumps are available. We expect our expenses will continue to increase as we pursue these objectives and make investments in our business. Additional increases in our expenses without commensurate increases in sales could significantly increase our operating losses.
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
We currently rely on sales of insulin pump products to generate a significant portion of our sales, and any factors that negatively impact sales of these products may adversely affect our business, financial condition and operating results.
We generate nearly all of our sales from the sale of our insulin pumps and the related insulin cartridges and infusion sets. Sales of these products may be negatively impacted by many factors, including:

•market acceptance of the insulin pumps and related products manufactured and sold by our key competitors, including Beta Bionics, Insulet, Medtronic, mylife (formerly Ypsomed) and Sequel;
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
Because we currently rely on sales of our insulin pumps, and related products to generate a significant majority of our sales, any factors that negatively impact sales of these products (or negatively impact the products or components integrated with these products) could adversely affect our business, financial condition and operating results. Furthermore, any disruption in our supply chain could negatively impact our ability to manufacture or otherwise supply sufficient product quantities to meet current customer demand, or any unexpected increase in demand, which could also have the effect of magnifying the negative impact of any of the factors described above.

We are implementing a multi-channel managed care strategy in the United States that impacts the pricing model for our pumps and our supplies sold through the pharmacy channel. If our pharmacy channel strategy fails to achieve its intended outcome, our growth, business, results of operations, and financial condition could be materially and adversely impacted.
We are implementing a multi-channel managed care strategy in the United States, which provides the opportunity for reimbursement through a pharmacy benefit as an alternative to a medical benefit. Historically, our insulin pump products have primarily been considered durable medical equipment (DME) with an expected lifespan of at least four years. Under the DME reimbursement model, our pumps are generally reimbursed upfront. In addition to our insulin pumps, we sell single-use products that are used with our pumps and are replaced every few days, including cartridges for storing and delivering insulin, and infusion sets that connect the insulin pump to a user’s body. Like some of our competitors, we announced that we plan to implement a pharmacy benefit model as an alternative to the DME reimbursement model which will eliminate the upfront pump reimbursement. Under this new model, we may initially experience a decrease in sales and gross profit when pumps are shipped, and while we expect this decrease to be offset by an increase in supply sales and gross profit, there is no assurance that any decrease would be offset by these or other factors. As a result, our financial results may fluctuate or decline compared to prior periods. The success of this shift will depend on, among other things, alignment of and effective execution by our sales organization, timely release of features in our product roadmaps as well as their market acceptance, effective pricing of our offerings, and managing expected commitments to purchase our pumps and supplies. Growth in consumption of our pumps and supplies may in the future be harmed if we do not manage these factors effectively. Our expectation is that a lower upfront cost for pump therapy will accelerate market adoption of our pumps and increase the volume and sales of our supplies over time, which will increase our overall sales per customer. However, there can be no assurance that this strategy will prove successful or that once a customer is obtained, they will continue to purchase supplies in a quantity sufficient to make the strategy successful. As a result, this shift in strategy may materially and adversely impact our growth, business, results of operations and financial condition.
Our ability to maintain and grow our sales depends in part on retaining a high percentage of our customer base.
A key to maintaining and growing our sales is the retention of a high percentage of our customers due to the potentially significant sales generated from ongoing purchases of single-use infusion sets, insulin cartridges and other supplies. In addition, our pumps are designed and tested to remain effective for at least four years and a customer may consider purchasing another pump from us when the time comes to replace it. We have developed retention programs aimed at our customers, their caregivers and healthcare providers, which include training specific to our products, ongoing support by our sales and clinical employees, and technical support and customer service. Demand for our products from our existing customers could decline or could fail to increase as anticipated or projected as a result of a number of factors, including the introduction of competing products, breakthroughs for the monitoring, treatment or prevention of diabetes, changes in reimbursement rates or policies, manufacturing problems, perceived safety or reliability issues with our products or components or the products of our competitors, the failure to secure regulatory clearance, certification, or approvals for products or product features in a timely manner or at all, product development or commercialization delays, the impacts and disruption from health epidemics or pandemics, international conflicts, or for other reasons.
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
A substantial portion of the purchase price of an insulin pump and supplies is typically paid for by third-party payors, including private insurance companies, preferred provider organizations and other managed care providers. Future sales of our current and future products will be limited unless our customers can rely on third-party payors to pay for all or part of the associated purchase cost. Access to adequate coverage and reimbursement for our current and future products by third-party payors is essential to the acceptance of our products by customers. On December 2, 2025, the Centers for Medicare and Medicaid Services (CMS), which administers the U.S. Medicare program, finalized a proposed competitive bidding process for some medical equipment, including continuous glucose monitors and insulin pumps that could affect reimbursement rates for our products. In addition, CMS finalized a proposed change in payment for these devices to a monthly rental basis which could impact when our pumps are shipped and corresponding sales are recognized.

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
We are pursuing a multi-channel managed care strategy and have begun offering pumps and supplies through the pharmacy channel. However, the commercial opportunity in the pharmacy channel will be limited unless a substantial portion of the sales price for any products offered through the pharmacy channel is covered by third-party payors, including private insurance companies, health maintenance organizations, preferred provider organizations, federal and state government healthcare agencies, intermediaries, Medicare, Medicaid and other managed care providers. Medicare Part D plan sponsors may provide coverage for certain products under the Medicare Part D prescription drug program, which requires negotiating with third-party payors to provide these products through the pharmacy channel in the United States. If our efforts to enter into and maintain additional contracts with intermediaries and third-party payors for products we offer or seek to offer through the pharmacy channel take longer than anticipated or are not successful, our ability to successfully offer these products or any future products through the pharmacy channel will be limited.
We believe that there will continue to be proposals by legislators at both the federal and state levels, regulators and third-party payors to reduce costs while expanding individual healthcare benefits. The current administration is pursuing policies to reduce regulations and expenditures across government including at the U.S. Department of Health and Human Services (HHS), the FDA, CMS and related agencies. It is possible that certain of these changes could impose additional limitations on the rates we will be able to charge for our current and future products or the amounts of reimbursement available for our current and future products from governmental agencies or third-party payors. Current and future healthcare reform legislation and policies could have a material adverse effect on our business and financial condition.
We currently have contracts establishing reimbursement for our insulin pump products with a number of national and regional third-party payors in the United States. While we may enter into additional contracts both in the United States and in the international countries in which our insulin pumps and supplies are available through third-party payors, and add coverage for future products under our current agreements, we cannot guarantee that we will succeed in doing so or that the reimbursement contracts that we are able to negotiate will enable us to sell our products on a profitable basis or in certain channels, including the pharmacy channel. In particular, we have limited experience securing reimbursement in international markets. Government involvement in funding healthcare may limit access to or reimbursement for our products. In addition, existing contracts with third-party payors generally include numerous quality and compliance related requirements, including audit rights, and can be modified or terminated by the third-party payor without cause and with little or no notice to us. Our compliance with the administrative procedures or requirements may result in increased costs for us and delays in processing approvals by those third-party payors for customers to obtain coverage for our products, and any payor audits of our compliance obligations may result in requests for refunds or other costs. Failure to secure or retain adequate coverage or reimbursement for our current and future products by third-party payors, or delays in processing approvals by those payors, could result in the loss of sales, which could have a material adverse effect on our business, financial condition and operating results.
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
Our primary competitors are major medical device companies, primarily Beta Bionics, Insulet, Medtronic, mylife (formerly Ypsomed) and Sequel. There are also a number of other companies developing and marketing their own insulin delivery systems and/or related software applications, including insulin pumps and Bluetooth-enabled insulin pens to support MDI therapy. Some of our primary competitors enjoy several competitive advantages over us, including:
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
Because the insulin-dependent diabetes market is large and growing, we anticipate companies will continue to dedicate significant resources to developing competing products and technologies. The introduction by competitors of products that are or claim to be superior to our products may create market confusion that may make it difficult to differentiate the benefits of our products over competing products. In addition, some of our competitors employ aggressive pricing strategies, including the use of discounts, rebates, low-cost product upgrades or other financial incentives that could adversely affect sales of our products. If a competitor develops a product that competes with or is perceived to be superior to our products, or if competitors continue to use strategies that place downward pressure on pricing within our industry, our sales may decline, our operating margins could be reduced and we may fail to meet our financial projections, which would materially and adversely affect our business, financial condition and operating results.
Moreover, we have designed our hardware products to resemble modern consumer electronic devices to address certain wearability and functionality concerns consumers have raised with respect to traditional pumps. Similarly, we continue to incorporate new features and functions that are common to other consumer-oriented applications. These consumer industries are themselves highly competitive, and characterized by continuous new product introductions, rapid developments in technology, and subjective and changing consumer preferences. If, in the future, consumers cease to view our products as contemporary or convenient as compared to then-existing consumer technology, our products may become less desirable.
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
Our sales and marketing efforts largely depend on independent distributors who are free to market products that compete with our products. If we are unable to maintain or expand our network of independent distributors, our sales may be negatively affected.

Although we are implementing a multi-channel managed care strategy that includes offering our products through the pharmacy channel, we believe a majority of our sales will continue to be to independent distributors for at least the near term, and it is possible that the percentage of our sales to independent distributors could increase. For example, our dependence upon independent distributors could increase if third-party payors decide to contract with independent distributors directly in lieu of contracting with us to supply our products to their members directly. Our dependence upon independent distributors could also increase if customers prefer to purchase all of their diabetes supplies through a single source, instead of purchasing pump-related products through us and other diabetes supplies through other suppliers. If we are unable to maintain or expand our network of independent distributors, our sales may be negatively affected.

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
If any of our key independent distributors were to cease to distribute our products or reduce their promotion of our products as compared to the products of our competitors, our sales could be adversely affected. In that case, we may need to seek alternative independent distributors or increase our reliance on our other independent distributors, our direct sales representatives or the pharmacy channel, which may not prevent our sales from being adversely affected. Additionally, to the extent we enter into additional arrangements with independent distributors to perform sales, marketing or distribution services, the terms of the arrangements could result in our product margins being lower than if we directly marketed and sold our products.
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
Our business strategy was developed based on a number of important assumptions about the diabetes industry in general, and the insulin-dependent diabetes market in particular, any one or more of which may prove to be inaccurate or may change over time. For example, we believe that the benefits of insulin pump therapy as compared to other common insulin treatment alternatives will continue to drive growth in the market for insulin pump therapy. In addition, World Health Organization data indicates that the incidence of diabetes in the United States and worldwide is increasing. Further, diabetes management can vary greatly from person to person, creating multiple market segments based on clinical needs and personal preferences. However, each of these assumptions may prove to be inaccurate and limited sources exist to compare treatment alternatives and obtain reliable market data. The actual incidence of diabetes, and the actual demand for our products or competing products, could differ materially from our projections. In addition, until 2025, our strategy has been to focus exclusively on the type 1 diabetes market, and there is no guarantee that we will have commercial success in our efforts to address patients with type 2 diabetes who require intensive insulin therapy.

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
Any concerns regarding the safety and efficacy of our products could limit sales and cause unforeseen negative effects on our business prospects and financial results.
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

If we, our contract manufacturers, or our suppliers fail to increase our production capacity to meet consumer demand while also maintaining product quality standards, obtaining and maintaining regulatory clearances, certifications, or approvals, and efficiently managing costs, our sales and operating margins could be negatively impacted, which would have an adverse impact on our financial condition and operating results.
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
We generally use a small number of suppliers for our components and products, some of which are located internationally, including in China, Mexico and Costa Rica. Depending on a limited number of suppliers exposes us to risks, including limited control over costs, including tariffs, availability, quality and delivery schedules. Moreover, in some cases we do not have long-standing relationships with our manufacturers and may not be able to convince suppliers to continue to make components available to us unless there is demand for such components from their other customers. As a result, there is a risk that certain components could be discontinued and no longer available to us at acceptable prices, or at all. We have in the past been, and we may in the future be, required to make significant “last time” purchases of component inventories that are being discontinued by the manufacturer to ensure supply continuity. If any one or more of our suppliers cease to provide us with sufficient quantities of components in a timely manner or on terms acceptable to us, we would have to seek alternative sources of supply. We consistently evaluate alternative suppliers of several existing components and qualifying new alternatives to existing select components, but there is no assurance that we will be able to identify alternative sources that meet our requirements and at comparable prices, or at all. Because of factors such as the proprietary nature of our products, our quality control standards and applicable regulatory requirements, we cannot quickly engage additional or replacement suppliers for some of our critical components. Failure of any of our suppliers to deliver products at the level our business requires could harm our reputation and limit our ability to meet our sales projections, which could have a material adverse effect on our business, financial condition and operating results.
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
We continue to scale our business operations and add manufacturing requirements for products currently under development. We have outsourced the majority of our t:slim cartridge manufacturing demand to an experienced third-party contract manufacturer; we are in the process of moving our Tandem Mobi cartridge manufacturing to the same third-party contract manufacturer, and we are continually evaluating the outsourcing of other aspects of our operations. If we fail to achieve the operating efficiencies that we anticipate, our manufacturing and operating costs may be greater than expected, which would have a material adverse impact on our operating results. In addition, we or our third-party contract manufacturers may encounter problems during manufacturing for a variety of reasons, including failure to follow specific protocols and procedures, failure to comply with applicable regulations, equipment malfunction, component part supply constraints and environmental factors, any of which could delay or impede our ability to meet customer demand and have a material adverse impact on our business, financial condition and operating results. Further, because of the custom nature of our cartridge manufacturing process and product components, and the highly regulated nature of our products overall, in the event of any problems with a contract manufacturer, we may not be able to quickly establish additional or alternative arrangements.
We expect that the management and support of our facilities, increasing reliance on third-party contract manufacturers and the increase of our manufacturing volumes will place significant burdens on our management team, particularly in areas relating to operations, quality, regulatory, facilities and information technology. We may not be able to effectively manage our ongoing manufacturing operations and we may not achieve the operating efficiencies that we anticipate, either from our own facilities or from our use of contract manufacturing. Further, additional increases in demand for our products may require that we further expand our business operations, which may require that we obtain additional facilities, make additional investments in capital equipment or increase our use of third-party contract manufacturing.

We may enter into collaborations, licensing arrangements, joint ventures, strategic alliances or partnerships with third parties that may not result in the development of commercially viable products or the generation of significant future sales.
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
Additionally, we may not be in a position to exercise sole decision-making authority regarding a collaboration, licensing or other similar arrangement, which could create the potential risk of creating impasses on decisions. Further, our collaborators and business partners may have economic or business interests or goals that are, or that may become, inconsistent with our business interests or goals. It is possible that conflicts may arise with our collaborators and other business partners, such as conflicts concerning the achievement of performance milestones, or the interpretation of significant terms under any agreement, such as those related to financial obligations, termination rights or the ownership or control or other licenses of intellectual property rights. If any conflicts arise with our current or future collaborators, they may act in their self-interest, which may be adverse to our best interest, and they may breach their obligations to us. In addition, we have limited control over the amount and timing of resources that our current collaborators, such as Dexcom and Abbott, or any future collaborators devote to our arrangement with them or our future products. Disputes between us and our current, future or potential collaborators may result in litigation or arbitration which would increase our expenses and divert the attention of our management. Further, these transactions and arrangements are contractual in nature and may be terminated or dissolved under the terms of the applicable agreements and, in such event, we may not continue to have rights to the products relating to such transaction or arrangement or may need to purchase such rights at a premium. For example, we have entered into multiple development and commercialization agreements with Dexcom, which have provided us non-exclusive licenses to integrate various generations of Dexcom’s CGM technology with our insulin pump products. Under certain circumstances, these agreements may be terminated by either party without cause or on short notice. Our current agreements with Dexcom do not grant us rights to integrate future generations of Dexcom CGM technology, beyond G7 CGM devices, with any of our current or future products. Termination of any of our agreements with Dexcom would require us to redesign certain current products and products under development, and would require us to integrate an alternative CGM system into our insulin pump systems in certain geographies, which would require significant development and regulatory activities that could result in an interruption or substantial delay in the availability of the product to our customers. The termination of our existing commercial agreements with Dexcom would disrupt our ability to commercialize our existing products and our development of future products, which could have a material adverse impact on our financial condition and results of operations and negatively impact our ability to compete.
Modifications to our business strategy or restructuring of our operations could lead to higher costs or otherwise impact the profitability of our business or the value of our assets.
As changes occur in our business environment, we have adjusted, and may continue to adjust, our business strategies, including our pursuit of a multi-channel managed care strategy to include offering our products through the pharmacy channel. We may also decide to further restructure our operations, specific business functions, or assets. However, any new structure and strategies may not deliver the expected benefits, such as supporting our growth objectives or enhancing shareholder value and could prove less effective than our previous approach. Additionally, external factors, including evolving technology, shifting consumer behaviors, acceptance of our products, and macroeconomic changes, could negatively impact the value of our assets. These changes or events may lead to costs associated with adjusting our business strategy and potentially necessitate writing down asset values.

Risks Related to Our International Operations

Commercializing our products internationally may result in a variety of risks associated with international operations that could materially adversely affect our business.
Our sales in more than 25 international countries where our products are offered, which accounted for approximately 30% of our total sales during 2025, are accompanied by certain financial and other risks related to international business markets, including:

•local product preferences and differing regulatory requirements for product clearances, certifications, or approvals;

•differing U.S. and foreign medical device import and export rules;

•more restrictive privacy and security laws relating to personal information of end-users and employees, including GDPR and other E.U. Member State national legislation;

•reduced protection for our intellectual property rights in certain international countries compared to the protection that exists in the United States;

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

•different reimbursement systems; and

•foreign currency fluctuations, which could result in increased operating expenses and reduced sales, and other obligations incident to doing business in another country.
In addition, entry into international markets may require significant financial resources, impose additional demands on our manufacturing, quality, regulatory, customer support and other general and administrative personnel, and could divert management’s attention from managing our core business. We have limited experience with regulatory environments and market practices internationally, and we may not be able to penetrate or successfully operate in new markets. If we are unable to expand internationally, effectively transition to direct sales in certain countries, manage the complexity of our global operations successfully or if we incur unanticipated expenses, we may not achieve the expected benefits of this expansion and our financial condition and results of operations could be materially and adversely impacted.

Failure to obtain any required regulatory authorization, clearance or certification in foreign jurisdictions will prevent us from marketing our products in international markets.
We sell our products in certain international countries and may seek to begin commercial sales of our products in additional geographies in the future. As we continue to expand our international operations and launch new products, we are increasingly subject to additional regulatory and legal requirements in the international markets. These additional legal and regulatory requirements may result in our incurring significant costs and expenditures. We have limited experience complying with applicable laws and regulations in international markets generally, and in particular when we enter new markets, and if we are not able to comply with any such requirements, our international expansion and business could be significantly harmed.
Failure to comply with the U.S. Foreign Corrupt Practices Act and similar worldwide anti-bribery laws could materially adversely affect our business and result in civil and/or criminal sanctions.
The FCPA, the U.K. Bribery Act, and similar anti-bribery laws enacted in other jurisdictions generally prohibit companies and their intermediaries from making improper payments to foreign officials for the purpose of obtaining or retaining business. Because of the predominance of government-sponsored healthcare systems around the world, most of our international customer relationships are with governmental entities and are therefore subject to such anti-bribery laws. Because we do business in the U.K., the U.K. Bribery Act also extends to our interaction with public and private sector entities and persons outside the U.K., including in the United States. Our policies mandate compliance with these anti-bribery laws. We operate in parts of the world that have experienced governmental corruption to some degree, and in certain circumstances strict compliance with anti-bribery laws may conflict with local customs and practices. Despite our training and compliance programs, our internal control policies and procedures may not always protect us from reckless or criminal acts committed by our employees or agents. Violations of anti-bribery laws, or allegations of such violations, could disrupt our business and have a material adverse effect on our results of operations, financial condition, and cash flows.
Risks Related to Our Indebtedness
We have incurred a significant amount of indebtedness, and the agreements governing such indebtedness subject us to required debt service payments, which may restrict our financial flexibility and affect our ability to operate our business.
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
Servicing the 2029 Notes will require a significant amount of cash, and we may not have sufficient cash flow from our business to repay the 2029 Notes.
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
We may not have sufficient cash or be able to obtain financing to repurchase the 2029 Notes upon a fundamental change, or to settle conversions of the 2029 Notes.
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

Certain provisions in the indentures governing the 2029 Notes may delay or prevent an otherwise beneficial takeover attempt.
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
The Capped Call Transactions may affect the value of the 2029 Notes and our common stock.
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
We are subject to counterparty risk with respect to the 2029 Capped Call Transactions.
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
As of December 31, 2025, we had $292.7 million in cash, cash equivalents and short-term investments. Our management expects the continued growth of our business, including the expansion of our customer service infrastructure to support our growing base of customers, our plans to continue expanding commercial sales of our products internationally, the growth of our manufacturing and warehousing operations, and the increase of our facility footprint to accommodate additional headcount and R&D activities, will continue to increase our expenses. In addition, the amount of our future product sales is difficult to predict and actual sales may not be in line with our forecasts. Accordingly, our future capital requirements will depend on many factors, including:
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
There has been and may continue to be meaningful variability in our operating results from quarter to quarter, as well as within each quarter, especially around the time of anticipated new product launches or regulatory clearances, certifications, or approvals by us or our competitors, and as a result of the commercial launch of our products in geographies internationally. Our operating results, and the variability of these operating results, will be affected by numerous factors, including:
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
•the effect of third-party coverage and reimbursement policies, including changes by CMS to reimbursement rates and payment schedule through a competitive bidding process for insulin pumps;
•our ability to maintain our existing infrastructure;
•the amount of, and the timing of the payment for, insurance deductibles required to be paid by our customers and potential customers under their existing insurance plans;
•interruption in the manufacturing or distribution of our products, including as a result of our initiation of direct sales in select European countries beginning in 2026;
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
Risks Related to Macroeconomic Conditions and External Factors
International trade policies, including tariffs, sanctions and trade barriers may adversely affect our business, financial condition and operating results.
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
International sales accounted for about 30% of our total sales during 2025. Foreign currency fluctuations could result in volatility of our revenue and expenses. In addition, we are exposed to transaction risk because we incur some of our sales and expenses in currencies other than the U.S. dollar. Our most significant currency exposures are to the Canadian dollar, the Euro and Swiss franc, and the exchange rates between these currencies and the U.S. dollar may fluctuate substantially. The strengthening of the U.S. dollar would likely negatively impact our results. We price some of our products in U.S. dollars, and thus changes in exchange rates can make our products more expensive in some offshore markets and reduce our sales. Inflation could also make our products more expensive and increase the credit risks to which we are exposed. In 2025, we began actively hedging our exposure to currency rate fluctuations; however, future foreign currency fluctuations are difficult to predict and there is no guaranty that our foreign currency hedging transactions will have the desired effect. As a result of these hedging transactions and future foreign currency fluctuations, the volatility of our sales, profitability, and stock price could increase and be favorably or unfavorably impacted. These and other risks may have a material adverse effect on our business, financial condition and results of operations as a whole.
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
Risks Related to Privacy and Security
We are and may become subject to stringent and evolving United States and foreign laws, regulations, and rules, contractual obligations, policies and other obligations related to data privacy and security. Our actual or perceived failure to comply with such obligations could lead to regulatory investigations or actions; litigation (including class claims) and mass arbitration demands; fines and penalties; disruptions of our business operations; reputational harm; loss of sales or profits; loss of customers; and other adverse business consequences.
In the ordinary course of business, we process personal data. Our data processing activities may subject us to numerous data privacy and security obligations, such as various laws, regulations, guidance, industry standards, external and internal data privacy and security policies, and contractual requirements.
A number of U.S. laws govern the privacy and security of personal data, including data breach notification laws, data privacy laws, consumer protection laws (e.g., Section 5 of the Federal Trade Commission Act), and other laws at the federal and state levels (e.g., wiretapping laws). For example, the United States Health Insurance Portability and Accountability Act of 1996 (HIPAA), as amended by the Health Information Technology for Economic and Clinical Health Act of 2009 (HITECH), imposes specific requirements relating to the privacy, security, and transmission of individually identifiable protected health information.
As another example, the Controlling the Assault of Non-Solicited Pornography and Marketing Act of 2003 (CAN-SPAM) and the Telephone Consumer Protection Act of 1991 (TCPA) impose specific requirements on communications with customers.
Numerous U.S. states have enacted comprehensive data privacy laws that impose certain obligations on covered businesses, including providing specific disclosures in privacy notices and affording residents with certain rights concerning their personal data. The exercise of these rights may impact our business and ability to provide our products and services. These state laws also allow for statutory fines for noncompliance. For example, the California Consumer Privacy Act of 2018 (CCPA) applies to personal data of consumers, business representatives, and employees who are California residents and requires businesses to provide specific disclosures in privacy notices and honor requests of such individuals to exercise certain privacy rights. The CCPA provides for fines and also allows private litigants affected by certain data breaches to recover significant statutory damages. Similar laws are being considered in several other states, as well as at the federal and local levels, and we expect more states to pass similar laws in the future. The CCPA and other comprehensive U.S. state privacy laws exempt some data processed in the context of clinical trials, but these developments may further complicate compliance efforts, and increase legal risk and compliance costs for us and the third parties with whom we work.

Internationally, an increasing number of laws, regulations, and industry standards govern data privacy and security. For example, GDPR and Canada’s Personal Information Protection and Electronic Documents Act (PIPEDA) or the applicable provincial alternatives, impose strict requirements for processing personal data.
For example, under the GDPR, companies may face temporary or definitive bans on personal data processing and other corrective actions; fines of up to 20 million Euros under the EU GDPR / 17.5 million Pounds Sterling under the UK GDPR or, in each case, 4% of annual global sales, whichever is greater; or private litigation related to processing of personal data brought by classes of data subjects or consumer protection organizations authorized at law to represent their interests.
Additionally, regulators are increasingly scrutinizing companies that process children’s data. Numerous laws, regulations, and legally binding codes, such as the Children’s Online Privacy Protection Act (COPPA), California’s Age Appropriate Design Code, the CCPA, other U.S. state comprehensive privacy laws, the GDPR, and the UK Age Appropriate Design Code impose various obligations on companies that process children’s data, including requiring certain consents to process such data and extending certain rights to children and their parents with respect to that personal data or verifying a user’s age.
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
Additionally, the U.S. Department of Justice issued a rule entitled the Preventing Access to U.S. Sensitive Personal Data and Government-Related Data by Countries of Concern or Covered Persons, which places additional restrictions on certain data transactions involving countries of concern (e.g., China, Russia, Iran) and covered persons (i.e., individuals and entities who are designated as such by the U.S. Attorney General or considered “foreign persons” and are majority owned by, organized under the laws of, a primary resident in, or a contractor of, a covered person or country of concern, as applicable) that may impact certain business activities such as vendor engagements, sale or sharing of data, employment of certain individuals, and investor agreements. Violations of the rule could lead to significant civil and criminal fines and penalties. The rule applies regardless of whether data is anonymized, key-coded, pseudonymized, de-identified or encrypted, which presents particular challenges for companies like ours and may impact our ability to engage in transactions or agreements with certain third parties in the future.
Additionally, under various privacy laws and other obligations, we may be required to obtain certain consents to process personal data. For example, some of our data processing practices may be challenged under wiretapping laws, if we share consumer information with third parties through various methods. These practices may be subject to increased challenges by class action plaintiffs. Our inability or failure to obtain consent for these practices could result in adverse consequences, including class action litigation and mass arbitration demands.

In addition to data privacy and security laws, we are contractually subject to industry standards adopted by industry groups. For example, we are subject to the Payment Card Industry Data Security Standard (PCI DSS). We are also bound by other contractual obligations related to data privacy, including those imposed by our payors and business partners, including obligations to comply with applicable data privacy laws. Our failure to comply with our contractual obligations may result in a loss of sales, loss of existing and future business opportunities, and payment of financial damages to the other parties involved. We publish privacy policies, marketing materials and other statements, such as compliance with certain certifications or self-regulatory principles, regarding data privacy and security. Regulators in the United States are increasingly scrutinizing these statements, and if these policies, materials or statements are found to be deficient, lacking in transparency, deceptive, unfair, misleading, or misrepresentative of our practices, we may be subject to investigation, enforcement actions by regulators or other adverse consequences.
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
Obligations related to data privacy and security (and consumers’ data privacy expectations) are quickly changing, becoming increasingly stringent, and creating uncertainty. Additionally, these obligations may be subject to differing applications and interpretations, which may be inconsistent or conflict among jurisdictions. Preparing for and complying with these obligations requires us to devote significant resources, which may necessitate changes to our services, information technologies, systems, and practices and to those of any third parties that process personal data on our behalf. In addition, these obligations may require us to change our business model. We may at times fail (or be perceived to have failed) in our efforts to comply with our data privacy and security obligations. Moreover, despite our efforts, our employees and personnel or third parties with whom we work may fail to comply with such obligations, which could negatively impact our business operations. In addition, a shift in consumers’ data privacy expectations or other social, economic or political developments could impact the regulatory enforcement of these obligations, which could increase the cost of and complicate our compliance with applicable obligations.
If we or the third parties with whom we work fail, or are perceived to have failed to address or comply with applicable data privacy obligations, we could face significant consequences, including but not limited to: government enforcement actions (e.g., investigations, fines, penalties, audits, inspections, and similar); litigation (including class-action claims) and mass arbitration demands; additional reporting requirements and/or oversight; bans or restrictions on processing of personal data; orders to destroy or not use personal data; and imprisonment of company officials. In particular, plaintiffs have become increasingly more active in bringing data privacy-related claims against companies, including ours, which may include class claims and mass arbitration demands. Some of these claims allow for the recovery of statutory damages on a per violation basis; if viable, these claims carry the potential for monumental statutory damages, depending on the volume of personal data and the number of violations.
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
If our information technology systems or those of third parties with whom we work, our data, or our software are or were compromised, we could experience adverse consequences resulting from such compromise, including but not limited to regulatory investigations or actions; litigation; fines and penalties; disruptions of our business operations; harm to our reputation; loss of sales or profits; loss of customers; and other adverse consequences.
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
It may be difficult and/or costly to detect, investigate, mitigate, contain, and remediate a security incident. Our efforts to do so may not be successful. Actions taken by us or the third parties with whom we work to detect, investigate, mitigate, contain, and remediate a security incident could result in outages, data losses, and disruptions of our business. Threat actors may also gain access to other networks and systems after a compromise of our networks and systems. For example, threat actors may use an initial compromise of one part of our environment to gain access to other parts of our environment, or leverage a compromise of our networks or systems to gain access to the networks or systems of third parties with whom we work, such as through phishing or supply chain attacks.
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
If we or a third party with whom we work experience a security incident, or are perceived to have experienced a security incident, we may experience adverse consequences, such as government enforcement actions (e.g., investigations, fines, penalties, audits, and inspections); additional reporting requirements and/or oversight; restrictions on processing sensitive information including personal data, litigation including class claims and mass arbitration demands; indemnification obligations; negative publicity; reputational harm; loss of investor, partner or customer confidence in the effectiveness of our cybersecurity measures; monetary fund diversions; diversion of management attention; interruptions in our operations including availability of data; financial loss; and other similar harms. Security incidents and attendant consequences may cause customers to stop using our products, prevent customers from using our products, deter new customers from using our products, and negatively impact our ability to grow and operate our business.
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
Our sensitive information could be leaked, disclosed, or revealed as a result of or in connection with our employees, personnel, or third parties with whom we work using generative artificial intelligence (AI) or machine learning (ML) technologies (collectively, AI/ML technologies). Any sensitive information, including confidential, competitive, proprietary, or personal data, that we input into a third-party generative AI platform could be leaked or disclosed to others, including if sensitive information is used to train the third parties’ AI model.
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
We rely primarily on patent, trademark and trade secret laws, as well as confidentiality and non-disclosure agreements, to protect our proprietary technologies. However, such methods may not be adequate to protect us or permit us to gain or maintain a competitive advantage. We have applied for patent protection relating to certain existing and proposed products and processes. If we fail to file a patent application timely in any jurisdiction, it could result in us forfeiting certain patent rights in that jurisdiction. Further, we cannot assure you that any of our patent applications will be granted in a timely manner or at all. The rights granted to us under our patents, and the rights we are seeking to have granted in our pending patent applications, may not provide us with any commercial advantage. In addition, those rights could be opposed, contested or circumvented by our competitors, or be declared invalid or unenforceable in judicial or administrative proceedings. The failure of our patents to adequately protect our technology might make it easier for our competitors to offer the same or similar products or technologies. Due to differences between foreign and U.S. patent laws, our patented intellectual property rights may not receive the same degree of protection in foreign countries as they would in the United States. Even if patents are granted internationally, effective enforcement in those countries may not be available.
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
Our success will depend in part on not infringing the patents or violating the other proprietary rights of third parties. While we review third party patents in advance of product launches to try to identify and avoid any infringement concerns, the large number of patents, the rapid rate of new patent issuances, and the complexity of the technology involved mean that there can be no assurance that all potentially relevant patents are identified or that our products do not infringe existing patents or patents that may be granted in the future. As such, there is a risk that third parties may assert patent infringement claims against us. Despite our efforts to avoid infringement and to resolve any claims that may arise, litigation may be necessary to defend against these claims, which could result in substantial costs and diversion of resources and may have a material adverse effect on our business, financial condition, and results of operations. Our competitors in both the United States and international markets may have applied for or obtained or may in the future apply for and obtain, patents that will prevent, limit or otherwise interfere with our ability to make and sell our current products or products under development.
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
For example, we were involved in a multi-year patent dispute with F. Hoffman-La Roche AG and Roche Diabetes Care GmbH until our entry into a settlement agreement in May 2025. See Note 4, “Composition of Certain Financial Statement Items.”
We do not maintain insurance to cover the expense or any liability that may arise from an intellectual property dispute. Any litigation or claim against us may cause us to incur substantial costs, divert the attention of management from our business and harm our reputation. Further, as we launch new products, increase our sales and expand the geographic regions in which we commercialize our products, we believe the likelihood of our involvement in intellectual property disputes will increase.
We may be subject to damages resulting from claims that we, or our employees, have wrongfully used or disclosed trade secrets or other proprietary information of our competitors.
Many of our employees were previously employed at other medical device companies, including those that are our competitors or could become our competitors. We may be subject to claims that we, or our employees, have used or disclosed trade secrets or other proprietary information. In addition, we have in the past been, and may in the future, be subject to allegations that we caused an employee to breach the terms of his or her non-competition or non-solicitation agreement. Even if we successfully defend against these claims, any resulting litigation could cause us to incur substantial costs, divert the attention of management from our business and harm our reputation. If our defense of those allegations fails, in addition to paying monetary damages, we may lose valuable intellectual property rights or key personnel. A loss of key personnel or intellectual property rights could limit our ability to commercialize products, which could have an adverse effect on our business.
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
Any delay in, or failure to receive or maintain, clearance, certification, or approval for our products under development could prevent us from generating sales from these products or achieving profitability. Further, regulatory enforcement or inquiries, or other increased scrutiny on us, could dissuade some customers from using our products and adversely affect our reputation and the perceived safety and efficacy of our products.
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
In addition, we may be required to conduct costly post-market testing and surveillance to monitor the safety or effectiveness of our products in the EU. We must comply with medical device reporting requirements, including the reporting of adverse events and malfunctions related to our products. Later discovery of previously unknown problems with our products, including unanticipated adverse events or adverse events of unanticipated severity or frequency, manufacturing problems, or failure to comply with regulatory requirements may result in changes to labeling, restrictions on such products or manufacturing processes, withdrawal of the products from the market, voluntary or mandatory recalls, a requirement to repair, replace or refund the cost of any medical device we manufacture or distribute, fines, suspension, variation or withdrawal of CE Certificates of Conformity, product seizures, injunctions or the imposition of civil or criminal penalties that would adversely affect our business, operating results and prospects. In addition, we have in the past relied on our distributors for assistance with market surveillance in Europe and we may face additional challenges in responding to a voluntary or mandatory recall, requirement to repair or similar corrective action as a result of our recent and ongoing transition to direct sales in select European countries.
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
Internationally, interactions between medical device companies and healthcare professionals are also governed by strict laws, such as national anti-bribery laws of European countries, national sunshine rules, regulations, industry self-regulation codes of conduct and physicians’ codes of professional conduct. Failure to comply with these requirements could result in reputational risk, public reprimands, administrative penalties, fines or imprisonment.
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

The sales of our products depend in part on the availability of coverage and reimbursement from third-party payors such as government health administration authorities, private health insurers, health maintenance organizations and other healthcare-related organizations. Both the federal and state governments in the United States continue to propose and pass new legislation and regulations designed to, among other things, expand healthcare coverage to more individuals, contain or reduce the cost of healthcare, and improve the quality of healthcare outcomes. For example, the Patient Protection and Affordable Care Act, as amended by the Health Care and Education Reconciliation Act (collectively, the Affordable Care Act or “ACA”) has substantially changed the way healthcare is financed by both governmental and private insurers and encourages improvements in the quality of healthcare items and services. In the future, additional changes could be made to governmental healthcare programs that could significantly impact the success of our products. This legislation and regulation may result in decreased reimbursement for medical devices, which may create additional pressure to reduce the prices charged for medical devices. Reduced reimbursement rates could significantly decrease our sales, which in turn would place significant downward pressure on our gross margins and impede our ability to become profitable. Further, on August 16, 2022, the Inflation Reduction Act of 2022 (the IRA 2022) was signed into law, which among other things, extends enhanced subsidies for individuals purchasing health insurance coverage in the Affordable Care Act marketplaces through plan year 2025. The IRA 2022 also eliminates the “donut hole” under the Medicare Part D program beginning in 2025 by significantly lowering the beneficiary maximum out-of-pocket cost and through a newly established manufacturer discount program. In addition, on July 4, 2025, the annual reconciliation bill, the “One Big Beautiful Bill Act” (“OBBBA”), was signed into law which is expected to reduce Medicaid spending and enrollment by implementing work requirements for some beneficiaries, capping state-directed payments, reducing federal funding, and limiting provider taxes used to fund the program. OBBBA also narrows access to the Affordable Care Act marketplace exchange enrollment and declined to extend the Affordable Care Act enhanced advanced premium tax credits, which expired at the end of 2025, which, among other provisions in the law, are anticipated to reduce the number of Americans with health insurance. Congress is considering proposed legislation intended to further reduce healthcare costs with alternatives to replace the expired ACA subsidies. In addition, on December 2, 2025, CMS finalized its proposed competitive bidding process for some medical equipment, including continuous glucose monitors and insulin pumps that could affect reimbursement rates for our products. In addition, CMS finalized a change in payment for these devices to a monthly rental basis which could impact when our pumps are shipped and corresponding sales are recognized.
We cannot predict which, if any, additional healthcare reform proposals will be adopted, when they may be adopted or what impact they may have on the existing regulatory environment, or our ability to operate our business. Any of these factors could have a material adverse effect on our operating results and financial condition.
In the EU (and in Northern Ireland), the MDR became applicable on May 26, 2021, repealing and replacing both the MDD and Directive 90/385/EEC on active implantable medical devices. The MDR establishes transitional provisions. However, the changes to the regulatory system implemented in the EU by the MDR include stricter requirements for clinical evidence and pre-market assessment of safety and performance, new classifications to indicate risk levels, requirements for third party testing by Notified Bodies, tightened and streamlined quality management system assessment procedures, additional requirements for the quality management system, additional requirements for traceability of products and transparency as well as refined responsibility of economic operators. We are also required to provide clinical data in the form of a clinical evaluation report. Fulfillment of the obligations imposed by the MDR may cause us to incur substantial costs. We may be unable to fulfil these obligations, or our Notified Body may consider that we have not adequately demonstrated compliance with our related obligations to merit a CE Certificate of Conformity on the basis of the MDR.
Recent changes to the European Union regulatory framework for diagnostic medical devices may materially impact our operations, product availability, compliance costs, and market access in the EU. In July 2024, Regulation (EU) 2024/1860 (the Regulation) entered into application. The Regulation imposes new manufacturer obligations, including mandatory pre‑notification of supply interruptions starting January 10, 2025. In addition, the Regulation introduces the gradual rollout of EUDAMED, the EU’s central database for medical devices and diagnostics. Starting from May 28, 2026, the use of the first four modules will become mandatory: actor registration, UDI/Devices registration, notified bodies and certificates, and Market Surveillance. Failure to meet these new requirements may result in regulatory actions, restrictions on our ability to market our products in the EU, delays in product availability, reputational harm, or loss of sales. Moreover, the evolving nature of the EU regulatory environment creates uncertainty, and additional amendments or guidance could further increase compliance burden or disrupt market access for certain products.

Compliance with these new and expanded EU regulatory requirements may require substantial investment in additional personnel, systems, and processes, including modifications to our supply‑chain monitoring, quality‑management systems, and regulatory‑IT infrastructure to ensure timely and accurate EUDAMED reporting. Failure to meet the new supply‑interruption notification requirements or EUDAMED obligations could result in regulatory actions, restrictions on our ability to market our products in the EU, delays in product availability, reputational harm, or loss of sales. Moreover, the evolving nature of the EU regulatory environment creates uncertainty, and additional amendments or guidance could further increase compliance burden or disrupt market access for certain products. These factors, individually or collectively, could have a material adverse effect on our business, financial condition, and results of operations.
Moreover, in the EU, some EU Member States may, after a medical device is CE marked, require the completion of additional studies that compare the cost-effectiveness of a particular medical device candidate to currently available therapies. This Health Technology Assessment (HTA) process is the procedure according to which the assessment of the public health impact, therapeutic impact and the economic and societal impact of use of a given medical device in the national healthcare systems of the individual country is conducted. The outcome of HTA regarding specific medical devices will often influence the pricing and reimbursement status granted to these products by the competent authorities of individual EU Member States. At the EU level, on January 12, 2025, Regulation No. 2021/2282 on Health Technology Assessment (HTA Regulation) entered into application through a phased implementation. Select high-risk medical devices came into scope in 2026. The HTA Regulation is intended to boost cooperation among Member States in assessing health technologies, including new medical devices. The Regulation establishes a framework for EU‑level joint clinical assessments and increased cooperation among EU Member States on clinical aspects of health technology evaluation. Economic, societal aspects and pricing and reimbursement decisions remain under the exclusive authority of individual EU Member States. If we are unable to obtain or maintain favorable pricing and reimbursement status in EU Member States for our medical devices or medical devices that we may successfully develop and for which we may obtain certification, any anticipated sales from and growth prospects for those products in the EU could be negatively affected.
In addition, the exit of the UK from the EU, commonly referred to as “Brexit” could lead to further regulatory divergence between the EU and the UK. On May 26, 2021, the MDR became applicable in the EU. However, the MDR is not applicable in Great Britain (i.e., England, Wales and Scotland), but does apply in Northern Ireland. In Great Britain, medical devices are governed by the Medical Devices Regulations 2002 (SI 2002 No. 618, as amended) (UK MDR 2002) which, for the time being, retains a regulatory framework similar to the framework set out by the MDD. The UK’s regulator, the Medicines & Healthcare products Regulatory Agency (MHRA) has published a roadmap to new regulations for medical devices. The first of the regulations, which strengthen post-market surveillance requirements, came into force on June 17, 2025. Further updated regulations are scheduled to follow and 2026. Should the UK or Great Britain further diverge from the EU from a regulatory perspective, tariffs could be put into place in the future. We could therefore, both now and in the future, face significant additional expenses to operate our business, which could significantly and materially harm or delay our ability to generate sales or achieve profitability of our business. Any further changes in international trade, tariff and import/export regulations as a result of Brexit or otherwise may impose unexpected duty costs or other non-tariff barriers on us. These developments, or the perception that any of them could occur, may significantly reduce global trade and, in particular, trade between the EU and the UK.
Governments internationally tend to impose strict price controls, reimbursement approval and rebate policies, which may adversely affect our ability to generate sales.
In some countries, particularly EU Member States and European Free Trade Association (EFTA) countries, the pricing, reimbursement and rebates of health products is subject to governmental control, and in such countries, there can be considerable pressure by governments and other stakeholders on prices, as well as reimbursement and rebates. If reimbursement of our products is unavailable or limited in scope or amount or if pricing or rebates are set at unsatisfactory levels in any such country, our prospects for generating international sales, if any, could be adversely affected and our business could be harmed.
Our advertising and promotion may include claims about our product in comparison to competing products, which could expose us to heightened regulatory scrutiny, enforcement risks, and the potential for litigation.
The FDA applies a heightened level of scrutiny to comparative claims in advertising and promotion, ensuring that promotional labeling is truthful and not misleading. There may be differing interpretations of whether certain communications align with a product's FDA-required labeling, and the FDA assesses these communications on a case-by-case basis. Additionally, making comparative claims may raise concerns among our competitors. If a company claims in its advertising that its product is superior to a competitor's or that the competitor’s product is inferior, it could face the risk of a lawsuit from the competitor under federal and state false advertising, unfair trade practices, or potentially state libel laws. Such lawsuits could seek injunctive relief to stop further advertising, a court order for corrective advertising, and compensatory or punitive damages, where allowed by law. Similar risks apply internationally in relation to comparative advertising practices.

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
Some regulators, customers, investors, employees, and other stakeholders are focused on ESG issues and related disclosures. These evolving regulations and shifting stakeholder expectations have led, and may continue to lead, to higher general and administrative costs, as well as increased management time and attention spent on compliance. For instance, collecting, measuring, and reporting ESG-related data is becoming more complex due to changing reporting standards, including from international regulatory bodies. In 2023, California passed three separate climate bills addressing greenhouse gas emissions data, climate-related financial risks, and emissions-related claims and carbon offsets. These ESG requirements and initiatives are subject to change, can be unpredictable, and may be challenging and costly for us to meet due to the complexity of our supply chain and the outsourced manufacturing of certain components. If we fail to comply or are unable to ensure our suppliers' compliance with these policies, customers may stop purchasing from us or pursue legal action, potentially damaging our reputation, sales, and financial performance.
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
•our and our competitors’ financial and operating results relative to the expectations of securities analysts and other market participants and the issuance of securities analysts’ reports or recommendations;
•threatened or actual litigation, regulatory proceedings, or government investigations;
•healthcare reforms or anticipated healthcare reform; and
•general political or economic conditions.
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
Federal net operating losses (NOLs) incurred in tax years beginning after December 31, 2017, may be carried forward indefinitely, but the deductibility of such federal NOL carryforwards in a taxable year is limited to 80% of taxable income in such year. As of December 31, 2025, we had accumulated federal and state NOL carryforwards of approximately $379.0 million, and $349.3 million, respectively. Of the total federal NOL carryforwards, approximately $295.3 million were generated after January 1, 2018, and therefore do not expire but can only be utilized to offset 80% of future taxable income. The remaining federal NOL carryforwards of $83.7 million will begin to expire in 2034, and state tax loss carryforwards continue to expire.
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
We have additional NOLs internationally, totaling $34.3 million, which begin to expire in 2030. We have federal R&D credit carryforwards of $41.0 million which begin to expire in 2040, and California R&D credits of $38.4 million, which have no expiration date.
Uncertainties in the interpretation and application of existing, new and proposed tax laws and regulations could materially affect our tax obligations and effective tax rate.
The tax regimes to which we are subject or under which we operate are unsettled and may be subject to significant change. The issuance of additional guidance related to existing or future tax laws, or changes to tax laws or regulations proposed or implemented by the current or a future United States presidential administration, Congress, or taxing authorities in other jurisdictions, including jurisdictions internationally, or by bodies such as the European Commission or the Organization for Economic Co-operation and Development (OECD), could materially affect our tax obligations (including the costs of compliance) and effective tax rate. To the extent that such changes have a negative impact on us, including as a result of related uncertainty, these changes may adversely impact our business, financial condition, results of operations, and cash flows.
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
The OECD introduced (and is expected to continue to introduce) significant proposed changes to the tax rules of OECD Member States affecting cross-border activity, in particular, through the implementation of a set of proposals, commonly referred to as Pillar Two. These proposals involve, among other measures, the imposition of a minimum effective corporate tax rate on certain multinational enterprises. A number of countries in which we conduct business, including through our subsidiaries, such as the Netherlands and Switzerland, have enacted, or are in the process of enacting, core elements of the Pillar Two rules (with further provisions expected to be enacted in the future). Based on the minimum sales thresholds contained in the Pillar Two rules, we currently expect to fall within their scope. The OECD has issued (and is expected to continue to issue further) administrative guidance providing transition and safe harbor rules in relation to the implementation of the Pillar Two proposals. For example, on January 5, 2026, the OECD published details of a proposed “side-by-side” arrangement providing for, among other things, additional safe harbors for multinational groups headquartered in certain qualifying jurisdictions. We are monitoring developments and evaluating the potential impacts of these new rules, including on our effective tax rates and associated compliance costs, and considering our eligibility to qualify for any relevant transition or safe harbor rules (including under the proposed “side-by-side” arrangement).
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
Our assessment and management of material risks from cybersecurity threats are integrated into our overall risk management processes. For example, the Information Security Team works with other members of management to prioritize our risk management processes and mitigate cybersecurity threats that are more likely to lead to a material impact to our business. Additionally, our senior management evaluates material risks from cybersecurity threats against our overall business objectives and reports to the Cybersecurity and Data Privacy Oversight Committee, as well as our Board of Directors, the latter of which evaluates our overall enterprise risk.
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
Governance
Our Board of Directors addresses our cybersecurity risk management as part of its general oversight function. The Cybersecurity and Data Privacy Oversight Committee is responsible for overseeing our cybersecurity risk management processes, including oversight of mitigation of risks from cybersecurity threats.

Our cybersecurity management processes are implemented and maintained by our Information Security Team, in consultation with members of our cybersecurity incident management team. Our cybersecurity incident management team is led by our Vice President, Cybersecurity and includes our Chief Human Resources Officer, our Vice President, Privacy, senior personnel from our legal, finance, and relevant business departments (the Incident Management Team). Our Vice President, Cybersecurity brings extensive experience in software development, IT, and cyber security, gained in over two decades in the telecommunications, financial services, defense, and healthcare sectors.
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
Our cybersecurity incident response policy and security incident handling procedure are designed to escalate certain cybersecurity incidents to members of management who are part of the Incident Management Team. The Incident Management Team works to help mitigate and remediate cybersecurity incidents of which they are notified. In addition, the cybersecurity incident response policy and security incident handling procedure include escalating certain cybersecurity incidents to our disclosure committee and, if appropriate, to the Cybersecurity and Data Privacy Oversight Committee.
The Cybersecurity and Data Privacy Oversight Committee meets periodically, and receives regular reports from our Vice President, Cybersecurity and, as appropriate, other members of the Information Security Team concerning any significant cybersecurity threats and risk and the processes we have implemented to address them. The Cybersecurity and Data Privacy Oversight Committee also receives various reports, summaries or presentations related to cybersecurity threats, risk and mitigation, generally. The Cybersecurity and Data Privacy Oversight Committee provides regular reports to the Board of Directors of significant matters related to the Cybersecurity and Data Privacy Oversight Committee’s responsibilities, which in turn provides regular reports to our Board of Directors on such significant matters.
Item 2. Properties.
Our corporate headquarters and principal offices are located at a 181,949 square foot facility we lease in San Diego, California. The initial lease term expires in April 2035, and we have two options to extend the lease for additional five-year periods as well as a right of first offer with respect to an additional 16,154 square feet of general office space should the space become available. We lease additional office space in San Diego, California, primarily for research and development activities. We also lease office space in four countries internationally to facilitate operations.
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
Holders of Record
As of February 16, 2026, there were approximately 38 holders of record of our common stock. The actual number of common stockholders is greater than the number of record holders, and includes stockholders who are beneficial owners, but whose shares are held in street name by brokers and other nominees. This number of holders of record also does not include stockholders whose shares may be held in trust by other entities.
Stock Performance Graph
This performance graph shall not be deemed “filed” for purposes of Section 18 of the Exchange Act, or incorporated by reference into any of our filings under the Securities Act or the Exchange Act, except as shall be expressly set forth by specific reference in such filing.
The following graph illustrates a comparison of the cumulative total stockholder return (change in stock price plus reinvested dividends) of our common stock with (i) The Nasdaq Composite Index, (ii) The Nasdaq Health Care Index, and (iii) the Russell 3000 Index. The graph assumes a $100 investment, on December 31, 2020, in (i) our common stock, (ii) the securities comprising the Nasdaq Composite Index, (iii) the securities comprising the Nasdaq Health Care Index, and (iv) the securities in the Russell 3000 Index.

Comparison of Five-Year Cumulative Total Return among Tandem Diabetes Care, Inc., the NASDAQ Composite Index, the NASDAQ Health Care Index, and the Russell 3000 Index
300.00
200.00
100.00
Index Value ($)
12/31/20
12/31/21
12/31/22
12/31/23
12/31/24
12/31/25
Fiscal Year Ending
Tandem Diabetes Care, Inc.
NASDAQ Composite Index
NASDAQ Health Care Index
Russell 3000 Index

	12/31/2020	12/31/2021	12/31/2022	12/31/2023	12/31/2024	12/31/2025
Tandem Diabetes Care, Inc.	$100.00	$157.32	$46.98	$30.92	$37.65	$22.97
NASDAQ Composite	$100.00	$121.39	$81.21	$116.47	$149.83	$180.33
NASDAQ Health Care	$100.00	$96.45	$76.75	$81.77	$81.07	$99.39
Russell 3000	$100.00	$124.00	$98.61	$122.23	$149.28	$172.69

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
A discussion of changes in our results of operations during the year ended December 31, 2024 compared with the year ended December 31, 2023 has been omitted from this Annual Report on Form 10-K but may be found in “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report on Form 10-K for the year ended December 31, 2024, filed with the SEC on February 26, 2025, which discussion is incorporated herein by reference and which is available free of charge on the SEC’s website at www.sec.gov.
Overview
We are a global insulin delivery and diabetes technology company focused on the design, development and commercialization of technology solutions that reduce the burden of diabetes management. We serve approximately 500,000 people living with diabetes in more than 25 countries worldwide. We consider our primary addressable market to be people living with type 1 diabetes and in 2025, began expanding our addressable market to include people living with type 2 diabetes who require intensive insulin therapy. Our goal is to address the individual needs of people with insulin-dependent diabetes and their care team, by offering flexibility and choice in intelligent insulin delivery systems, through an accessible portfolio of market-leading pumps, applications, and insights.
Through our portfolio approach, we offer people living with diabetes a choice in their therapy management system based on their individual needs and preferences. In support of this strategy, our portfolio includes both the t:slim X2 and Mobi insulin pumps. The Tandem Mobi insulin pump is the world’s smallest durable automated insulin delivery (AID) system. At approximately half the size of our t:slim X2 pump, Mobi is designed for people who seek even greater discretion and flexibility, and includes features such as expanded pump-control from a mobile application, inductive charging, and an on-pump button that can be used for bolusing and other actions. In 2024, we expanded our portfolio with the commercial availability of Mobi with iOS control in the United States. In May 2025, we received CE Mark approval for the Tandem Mobi insulin delivery system with Control-IQ+ technology. In December 2025, we further expanded the availability of Mobi to Android users in the United States. We are pursuing additional regulatory and pre-commercial activities, such as securing in-country registrations and reimbursement, before launching Mobi internationally.
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

In support of this strategy, our portfolio of future technologies includes enhancing the features and capabilities of our t:slim X2 and Mobi insulin pump platforms, including adding a tubeless, extended-wear infusion site option for Mobi users. Our pipeline also includes a next-generation patch pump that incorporates our Sigi Patch Pump technology, and we anticipate marketing it as the next generation Mobi. In addition, our development efforts include extended-wear infusion set technology, dual glucose-ketone sensor integration, and algorithm advancement in pursuit of offering fully closed loop technology.
Pump Reimbursement Cycle
Insulin pumps in the U.S. have generally been reimbursed by third-party insurance carriers, government plans or healthcare systems through a medical benefit, subject to a four-year reimbursement cycle. At the end of the typical four-year reimbursement cycle, customers may become eligible to purchase a new insulin pump, subject to the rules and requirements of their primary insurance payor. In 2025, we began implementing a multi-channel managed care strategy in the United States, which provides the opportunity for reimbursement through a pharmacy benefit as an alternative to a medical benefit. This strategic expansion supports broader access and flexibility in reimbursement pathways for our customers.
Through the medical benefit, pumps are generally reimbursed upfront, separate from the ongoing supply purchases. In 2025, we began contracting for customers to receive their pumps and supplies through a pharmacy benefit with the same upfront reimbursement structure as a medical benefit, but are evolving to an alternative pay-as-you-go reimbursement structure in 2026. This would eliminate the upfront pump reimbursement and distribute it across the ongoing supply purchases. With a lower upfront cost, this model is expected to increase adoption of our products by reducing a barrier for patients when evaluating pump therapy. Overall, we anticipate higher revenue in this model over the four-year life of each customer compared to a medical benefit today. Under this new model, we may initially experience a decrease in sales and gross profit when pumps are shipped, which we expect to be offset by an increase in supply sales and gross profit from both our existing installed base and increased volumes.

Reimbursement models internationally also vary by geography between similar four-year purchase cycles and pump rental models, to which our exposure may grow as we build our direct presence in select markets. These changing policies may reduce the reliance on renewal pump sales in future periods as a key growth driver of the business and underscores the importance of our programs dedicated to customer retention through supply sales.
Trends and Uncertainties Impacting Financial Results
Our financial condition and operating results have historically fluctuated on a quarterly or annual basis. We expect periodic fluctuations will continue based on a number of trends and uncertainties, including the following:
Regulatory Approvals and Actions
•Sales of new products are subject to local government regulations. The requirements and timelines to receive regulatory clearance can vary substantially from country to country and delays may impact our ability to expand our worldwide customer base and bring products to market in a competitive timeframe. These delays, or failure to receive regulatory approval, could adversely impact our sales and results of operations.
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

•Seasonality in the United States is associated with annual insurance deductibles and coinsurance requirements of the medical benefit in insurance plans used by our customers and the customers of our distributors. In the United States, we typically experience a higher volume of pump shipments in the second half of the year due to the nature of these reimbursement dynamics. As we expand our access through the pharmacy benefit with no upfront reimbursement for an insulin pump, we anticipate there will be less of a seasonal impact on the business in future periods related to insurance deductibles and coinsurance requirements. Other factors that may impact sales across the year include the timing of winter, summer and other seasonal holidays, particularly in our international markets.

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
Reimbursement
•In 2025, we began implementing a multi-channel managed care strategy in the United States, which provides the opportunity for reimbursement through a pharmacy benefit. Historically, our products have been offered through a medical benefit where pumps are generally reimbursed upfront, separate from the ongoing supply purchases. This strategic expansion into pharmacy supports broader access and greater affordability for our customers. In the first quarter of 2025, we began establishing access for Tandem Mobi customers to receive their pumps and supplies through a pharmacy benefit with the same upfront reimbursement structure as the medical benefit. In the third quarter of 2025, we expanded pharmacy coverage for existing t:slim X2 customers to receive their supplies through a pharmacy benefit. In 2026, our primary focus will be to continue increasing our sales through the pharmacy benefit with improved scalability of operations, expanded coverage and a change in the reimbursement model. Our contracts will be structured to a “pay as you go” model with reimbursement only for the ongoing supply purchases at a price premium to the DME model, recognizing the overall clinical value of our advanced systems and providing no reimbursement for the durable pump. While transitioning to this model, we may initially experience a decrease in sales and gross profit when pumps are shipped, which we expect to be offset by an increase in supply sales and gross profit from both our existing installed base and increased volumes.
•We generally have had broad insurance coverage for our current products from third-party payors. Our sales and results of operations may be impacted by the failure to secure or retain adequate coverage consistent with current reimbursement levels, changes in reimbursement structures, or availability of affordable options for our customers.
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
We offer products for people with insulin-dependent diabetes, including a portfolio of hardware platforms, single-use insulin cartridges and infusion sets, data management platforms and mobile applications. Our primary customers are the end users of our products, non-exclusive distribution partners whose level of service varies based on geography, the healthcare professionals who prescribe our products and the healthcare systems or payors who provide insurance coverage and access to our products. Our sales may fluctuate from period to period. See also “Trends and Uncertainties Impacting Financial Results — Markets, Seasonality, Competition, and Product Launches” above.

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
Cost of Sales
Cost of sales primarily consists of raw materials, labor costs, manufacturing overhead expenses, reserves for expected warranty costs, product training costs, royalties, and freight. Manufacturing overhead expenses include expenses relating to quality assurance, manufacturing engineering, material procurement, inventory control, facilities, equipment, information technology and operations supervision and management. When taking into consideration the differences in reimbursement levels and cost structure, pumps have historically had a higher gross profit and gross margin percentage than our pump-related supplies on a per unit basis. Therefore, the percentage of pump sales relative to total sales has had a significant impact on our overall gross margin percentage. As we transition to a “pay as you go” model through the pharmacy benefit in the U.S., our overall gross profit and gross margin percentage may be negatively impacted when pumps are shipped, but may be partially or fully offset by the anticipated benefit from higher profits for our recurring sale of supplies.
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
Litigation and Settlement Expense
Litigation and settlement expense reflects costs of litigation and settlement in connection with the Roche Cross-License Agreement, entered into during 2025.
Other Income and Expense, Net
Other income and expense primarily consist of interest earned on our cash equivalents and short-term investments, income or loss from equity method investments, foreign currency transaction gains and losses and interest expense which includes the amortization of debt issuance costs related to our convertible senior notes.

Income Tax Expense (Benefit)
Due to the full valuation allowance against our domestic and foreign deferred tax assets, our consolidated tax provision or benefit in any period is a result of current taxable income or losses generated in the jurisdictions in which we operate as well as reserves established for current period tax uncertainties.

Results of Operations

	Year Ended December 31,
	2025	2024
	(in thousands, except percentages)
Sales:
United States	$706,936	$672,685
International	307,800	267,518
Total sales	1,014,736	940,203
Cost of sales	468,722	450,629
Gross profit	546,014	489,574
Gross margin	54%	52%
Operating expenses:
Selling, general and administrative	444,989	389,824
Research and development	193,114	198,877
Acquired in-process research and development	75,217	—
Litigation and settlement expense	19,951	—
Total operating expenses	733,271	588,701
Operating loss	(187,257)	(99,127)
Other income (expense), net:
Interest income and other, net	9,086	17,993
Interest expense	(7,907)	(7,415)
Loss from equity method investment	(14,194)	(2,053)
Loss on extinguishment of debt	—	(1,268)
Total other income (expense), net	(13,015)	7,257
Loss before income taxes	(200,272)	(91,870)
Income tax expense	4,438	4,155
Net loss	$(204,710)	$(96,025)

Comparison of Years Ended December 31, 2025 and 2024
Sales
For the year ended December 31, 2025, we shipped more than 126,000 pumps worldwide compared to more than 120,000 for the year ended December 31, 2024. Sales were $1.0 billion, which included $307.8 million of international sales. For the year ended December 31, 2024, sales were $940.2 million, which included $267.5 million of international sales. In 2024, we recognized $30.2 million in net pump sales as the result of the conclusion of our Tandem Choice program.
Sales by product in the United States were as follows (in thousands):

	Year Ended December 31,
	2025	2024
Sales:
Pump	$353,879	$328,625
Supplies and other	353,057	313,811
Net sales recognized for Tandem Choice program	—	30,249
Total sales in the United States	$706,936	$672,685
For the year ended December 31, 2025, sales in the United States increased primarily due to increased volumes and improved average selling prices. Pump shipments increased to more than 86,000 pumps for the year ended December 31, 2025 compared to nearly 81,000 for the year ended December 31, 2024. Sales in the United States for the year ended December 31, 2024 included $30.2 million in sales related to Tandem Choice. There was no comparable Tandem Choice adjustment for the same period in 2025.
International sales by product were as follows (in thousands):

	Year Ended December 31,
	2025	2024
Sales:
Pump	110,260	105,544
Supplies and other	197,540	161,974
Total international sales	$307,800	$267,518
For the year ended December 31, 2025, international sales increased due to increased volumes, improved average selling prices and favorable changes in foreign currency exchange rates. Pump sales increased slightly due to an increase in pump shipments to more than 40,000 for the year ended December 31, 2025 compared to nearly 40,000 for the year ended December 31, 2024.
Cost of Sales and Gross Profit
Our cost of sales for the year ended December 31, 2025 was $468.7 million, resulting in gross profit of $546.0 million, compared to cost of sales of $450.6 million and gross profit of $489.6 million for the year ended December 31, 2024. The gross margins for 2025 and 2024 were 54% and 52%, respectively. The increase in gross margin was primarily driven by improved average selling prices and reduced non-manufacturing costs. For the year ended December 31, 2024, gross margin benefited by approximately one percentage point due to the net effect of the Tandem Choice program sales offset by charges to cost of sales of $1.3 million for Tandem Choice fulfillments. There was no comparable Tandem Choice adjustment for the same period in 2025.
Operating Expenses
Our operating expenses for the year ended December 31, 2025 were $733.3 million, compared to $588.7 million for the year ended December 31, 2024.

Selling, General and Administrative Expenses. SG&A expenses were $445.0 million for the year ended December 31, 2025 compared to $389.8 million for the year ended December 31, 2024. The increase in SG&A expenses was attributable to one-time charges for non-recurring facility impairment costs of $6.7 million and restructuring costs of $4.2 million. After one-time costs, the remaining increase of $44.3 million was largely driven by commercial investments in sales infrastructure, including sales force expansion in the United States, costs to support direct operations in Europe and initiatives to create future efficiencies in operations.

	Year Ended December 31, 2025
	2025	2024
Selling, general and administrative	434,134	389,824
Non-recurring facility impairment costs	6,697	—
Restructuring costs	4,158	—
Total SG&A expenses	$444,989	$389,824
Research and Development Expenses. R&D expenses were $193.1 million for the year ended December 31, 2025, compared to $198.9 million for the year ended December 31, 2024. The year ended December 31, 2025 included $3.1 million of non-recurring restructuring costs. Excluding these costs, the decrease was primarily due to lower employee expenses, including a $5.3 million reduction in stock-based compensation.

	Year Ended December 31, 2025
	2025	2024
Research and development	$190,002	$198,877
Restructuring costs	3,112	—
Total R&D expenses	$193,114	$198,877
Acquired In-Process Research and Development (IPR&D) Expenses. Acquired IPR&D expenses were $75.2 million for the year ended December 31, 2025, which represented costs associated with the revised AMF purchase agreement (see Note 13, “Acquisitions”). We did not incur any IPR&D expenses for the year ended December 31, 2024.
Litigation and Settlement Expense. Litigation and settlement expenses of $20.0 million for the year ended December 31, 2025 were related to the Roche Cross-License Agreement (see Note 4 “Composition of Certain Financial Statement Items”). We did not incur any litigation and settlement expenses for the year ended December 31, 2024.
Other Income (Expense), Net
Total other income (expense), net for the year ended December 31, 2025 was a $13.0 million loss, compared to a net income of $7.3 million in 2024. Other expense, net for 2025 primarily consisted of $14.2 million losses on an equity method investment, $7.9 million of interest expense which included the amortization of debt issuance costs related to our convertible senior notes, and $5.4 million realized loss from foreign currency transactions, offset by $13.9 million of interest income earned on our cash equivalents and short-term investments. Other income, net for 2024 primarily consisted of $22.1 million of interest income earned on our cash equivalents and short-term investments, offset by $7.4 million of interest expense, $2.1 million in losses attributable to equity method investments, $2.0 million loss on impairment of strategic investments, $2.0 million in foreign currency transaction losses, and a $1.3 million loss on extinguishment of debt.
Income Tax Expense (Benefit)
Income tax expense was $4.4 million on a pre-tax loss of $200.3 million for the year ended December 31, 2025, compared to income tax expense of $4.2 million on a pre-tax loss of $91.9 million for the year ended December 31, 2024. Income tax expense for the year ended December 31, 2025 was due to current taxes at the United States federal and state levels, and in jurisdictions outside the United States. Income tax expense for the year ended December 31, 2024 was primarily attributable to federal, state and foreign income tax expense as a result of current taxable income in certain jurisdictions.
Liquidity and Capital Resources
As of December 31, 2025, we had $292.7 million in cash and cash equivalents and short-term investments. We believe that our cash and cash equivalents, short-term investments, and future cash flows from operations will be sufficient to fund our ongoing core business activities for at least the next twelve months.

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
The following table shows a summary of our cash flows for the twelve months ended December 31, 2025 and 2024 (in thousands):

	Year Ended December 31,
	2025	2024
Net cash provided by (used in):
Operating activities	$(9,721)	$24,225
Investing activities	72,876	(23,482)
Financing activities	(43,367)	8,367
Effect of foreign exchange rate changes on cash	1,612	1,256
Net increase in cash and cash equivalents	$21,400	$10,366

Operating activities. Net cash used in operating activities was $9.7 million for the year ended December 31, 2025, compared to net cash provided by operating activities of $24.2 million for the year ended December 31, 2024. For the year ended December 31, 2025, net loss was $204.7 million, net non-cash adjustments were $218.0 million, and the change in working capital balances was a decrease of $23.0 million. For the year ended December 31, 2024, net loss was $96.0 million, net non-cash adjustments were $132.0 million and the change in working capital balances was a decrease of $11.8 million.
Investing activities. Net cash provided by investing activities was $72.9 million for the year ended December 31, 2025, which primarily consisted of $257.1 million in proceeds from sales, maturities and redemptions of short-term investments, offset by $85.7 million in purchases of short-term investments, $78.6 million paid for IPR&D, and $19.9 million in purchases of property and equipment. Net cash used in investing activities was $23.5 million for the year ended December 31, 2024, which primarily consisted of $264.3 million of purchases of short-term investments, $46.4 million paid for the acquisition of licensed patents, and $19.2 million in purchases of property and equipment, offset by $306.5 million in proceeds from maturities and redemptions of short-term investments.
Financing activities. Net cash used in financing activities was $43.4 million for the year ended December 31, 2025, which consisted of $40.8 million used to pay the principal portion of the 2025 Notes and payments for tax withholdings related to the issuance of common stock under our stock plans, net of proceeds received from common stock issuances for the period. Net cash provided by financing activities was $8.4 million for the year ended December 31, 2024, which primarily consisted of net proceeds of $306.9 million from the issuance of the 2029 Notes which was partially offset by $246.1 million used in the repurchase of 2025 Notes, $30.0 million used in the repurchase and retirement of common stock and $15.8 million used to purchase Capped Call Options related to the 2029 Notes. In addition, $6.7 million was used in payments for tax withholdings related to the issuance of common stock under our stock plans, net of proceeds received from common stock issuances for the period.
Our liquidity position and capital requirements are subject to fluctuation based on a number of factors. In particular, our cash inflows and outflows are principally impacted by the following:
•our ability to generate sales, the timing of those sales, the quantity of pumps sold through the pharmacy channel under the “pay as you go” reimbursement model, the mix of products sold and the collection of receivables from period to period;
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
Indebtedness
Convertible Senior Notes
In March 2024, we completed an offering of $316.3 million aggregate principal amount of 1.50% Convertible Senior Notes due 2029 (the 2029 Notes). The proceeds from the issuance of the 2029 Notes were $306.8 million, net of debt issuance costs and cash used to pay the cost of certain capped call transactions and repurchase and retire common stock (see Note 7, “Debt”). The Company used approximately $246.1 million of the net proceeds to repurchase approximately $246.7 million in aggregate principal amount of its Convertible Senior Notes Due 2025 (the 2025 Notes) concurrently with the pricing of the 2029 Notes. The 2029 Notes are the Company’s senior unsecured obligations. Interest is payable in cash semi-annually in arrears on March 15 and September 15 of each year beginning on September 15, 2024, at a rate of 1.50% per year. The 2029 Notes mature on March 15, 2029 unless repurchased, redeemed, or converted in accordance with their terms prior to the maturity date.
Cash payments due by calendar year for our Convertible Senior Notes as of December 31, 2025, are as follows (in thousands):

	Total	2026	2027	2028	2029	2030
Principal amount(1):
Convertible Senior Notes Due 2029	316,250	—	—	—	316,250	—
Total principal amount	316,250	—	—	—	316,250	—
Contractual interest	15,220	4,744	4,744	4,744	988	—
Total	$331,470	$4,744	$4,744	$4,744	$317,238	$—
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

Promissory Note Payable
In connection with our acquisition of Capillary Biomedical, Inc. (see Note 13, “Acquisitions”), we assumed a $4.7 million promissory note payable. The promissory note accrues interest at the rate of 5% per year, and becomes due and payable upon the first sale or license of the commercialized product. As of December 31, 2025, $4.9 million was included as a component of other current liabilities on the consolidated balance sheets.
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

Contractual Obligations & Off-Balance Sheet Arrangements
Contractual Obligations
Operating Lease Obligations
We lease general office space, laboratory, manufacturing and warehouse facilities, and equipment under noncancelable operating leases for use in our operations. For a description of our contractual obligations related to leases as of December 31, 2025, see Note 6 “Leases” to the consolidated financial statements in Part II, Item 8 of this Annual Report.
Purchase Order Commitments
We have agreements with suppliers and other parties to purchase inventory, other goods and services and long-lived assets. For a description of our contractual obligations related to purchase order commitments as of December 31, 2025, see Note 14 “Commitments and Contingencies” to the consolidated financial statements in Part II, Item 8 of this Annual Report.
Standby Letter of Credit
As of December 31, 2025, we were party to a standby letter of credit arrangement in support of certain operating lease obligations (See Note 14, “Commitments and Contingencies”, to the consolidated financial statements in Part II, Item 8 of this Annual Report).
Item 7A.    Quantitative and Qualitative Disclosures about Market Risk.

Credit and Interest Rate Risks
We invest our excess cash in marketable securities consisting primarily of U.S. Treasury securities, U.S. Government-sponsored enterprise securities, commercial paper and corporate debt securities. Some of the financial instruments in which we invest subject us to market risk, in that a change in prevailing interest rates may cause the principal amount of the instrument to fluctuate. Other financial instruments in which we invest subject us to credit risk, in that the value of the instrument may fluctuate based on the issuer’s ability to pay. Credit rating agencies have, from time to time, issued downgrades or revised outlooks to negative for certain issuers of the debt securities held in our short-term investment portfolio. We review our portfolio of available-for-sale debt securities quarterly to determine if any investment is impaired due to changes in credit risk or other potential valuation concerns. Unrealized losses on available-for-sale debt securities as of December 31, 2025 were primarily due to an increase in market interest rates after certain debt securities were purchased. Based on the credit quality of the available-for-sale debt securities in an unrealized loss position, and our current estimates of future cash flows to be collected from those securities, we believe the unrealized losses were not credit losses (see Note 3, “Short-Term Investments”).
The primary objectives of our investment activities are to maintain liquidity and preserve principal while maximizing the income we receive from our financial instruments without significantly increasing risk. We have established guidelines regarding approved investments and maturities of investments, which are primarily designed to maintain liquidity and preserve principal.
Because of the short-term maturities of our financial instruments, we do not believe that an increase or decrease in market interest rates would have a significant impact on the realized value of our investment portfolio. A hypothetical 100 basis-point (one percentage point) increase or decrease in interest rates compared to actual rates as of December 31, 2025, would have affected the estimated fair value of our investments portfolio by approximately $1.6 million.
In March 2024, we issued $316.3 million principal amount of Convertible Senior Notes, due in 2029, which bear interest at a fixed rate of 1.50% per year. Accordingly, we are not subject to interest rate risk related to the Convertible Senior Notes (see Note 7, “Debt”).

Foreign Currency Exchange Rate Risk
Our operations are primarily located in the United States. We also have a sales and marketing office in Canada, a distribution center in the Netherlands, and offices in other countries in Europe such as Switzerland and the UK. Beginning in 2026, we have initiated direct sales activities in other select European markets and will continue this transition across additional markets. Our sales to customers in the United States are made in U.S. dollars. Sales from our distribution center in Europe and certain other international markets are made under agreements denominated in local currencies. Approximately 30% of our sales were denominated in foreign currencies for the year ended December 31, 2025. In addition, we purchase certain inventory from a third-party contract manufacturer located in Mexico. We believe our exposure to foreign currency rate fluctuations is primarily related to our operations in Europe and Canada where fluctuations in the rate of exchange between the U.S. dollar and the local currency could adversely affect our financial results, including income and losses as well as assets and liabilities.
As we expand and further develop our operations in international markets, particularly in Europe, we are exposed to additional foreign currency exchange rate risk. In addition, from time to time, we have foreign currency exchange risk related to existing assets and liabilities, certain inventory purchase agreements, other committed transactions and forecasted future cash flows. Beginning in 2025, we started using derivative instruments, including foreign currency exchange forward contracts, to hedge a portion of our foreign currency exposure. We expect to continue evaluating and using hedging strategies where appropriate. However, we may choose not to hedge some exposures for a variety of reasons, including prohibitive economic costs.

Item 8.    Consolidated Financial Statements and Supplementary Data.
Our consolidated financial statements as of December 31, 2025 and 2024 and for each of the three years in the period ended December 31, 2025, and the Report of the Independent Registered Public Accounting Firm are included in this report as listed in the index.

Report of Independent Registered Public Accounting Firm
To the Stockholders and the Board of Directors of Tandem Diabetes Care, Inc.
Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Tandem Diabetes Care, Inc. (the Company) as of December 31, 2025 and 2024, the related consolidated statements of operations and comprehensive loss, stockholders’ equity and cash flows for each of the three years in the period ended December 31, 2025, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2025 and 2024, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2025, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of December 31, 2025, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework), and our report dated February 19, 2026 expressed an unqualified opinion thereon.

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

Warranty Reserve – Estimation of Expected Replacement Rates
Description of the Matter
As discussed in Note 2 to the consolidated financial statements, the Company has a warranty reserve of $55.3 million. The Company accrues for costs related to the warranty reserve liability at the time of shipment. Warranty costs are estimated primarily based on the expected replacement rates utilizing historical experience.

Auditing management’s expected replacement rates on pumps was complex as it required a significant level of effort due to the amount of data utilized in determining the expected replacement rates. Management’s estimate considers historical claims experience and the assumption of historical data is predictive of future activity and events. It is possible that the future replacement rates may not be reflective of historical product replacement rates and changes in this assumption could have a material impact on the Company’s estimated reserve.

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

San Diego, California
February 19, 2026

TANDEM DIABETES CARE, INC.
CONSOLIDATED BALANCE SHEETS
(In thousands, except par value)

	December 31,	December 31,
	2025	2024
Assets
Current assets:
Cash and cash equivalents	$90,634	$69,234
Short-term investments	202,032	369,095
Accounts receivable, net	165,491	114,585
Inventories	128,769	149,612
Prepaid and other current assets	31,217	21,965
Total current assets	618,143	724,491
Property and equipment, net	83,580	78,150
Operating lease right-of-use assets	96,172	85,306
Equity method investments	60,351	74,545
Other long-term assets	22,866	5,166
Total assets	$881,112	$967,658
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$47,067	$44,730
Accrued expenses	21,012	18,170
Employee-related liabilities	70,409	64,128
Current portion of convertible senior notes, net	—	40,670
Operating lease liabilities	19,472	18,208
Deferred revenue	9,527	11,831
Other current liabilities	75,237	49,312
Total current liabilities	242,724	247,049
Convertible senior notes, net - long-term	310,036	308,266
Operating lease liabilities - long-term	114,967	106,421
Deferred revenue - long-term	8,474	10,455
Other long-term liabilities	49,741	32,369
Total liabilities	725,942	704,560
Commitments and contingencies (Note 14)	—	—
Stockholders’ equity:
Common stock, $0.001 par value; 200,000 shares authorized, 68,291 and 66,264 shares issued and outstanding as of December 31, 2025 and 2024, respectively	68	66
Additional paid-in capital	1,402,044	1,312,804
Accumulated other comprehensive income (loss)	5,593	(1,947)
Accumulated deficit	(1,252,535)	(1,047,825)
Total stockholders’ equity	155,170	263,098
Total liabilities and stockholders’ equity	$881,112	$967,658
The accompanying notes are an integral part of the consolidated financial statements.

TANDEM DIABETES CARE, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
(In thousands, except per share data)

	Year Ended December 31,
	2025	2024	2023
Sales	$1,014,736	$940,203	$747,718
Cost of sales	468,722	450,629	380,028
Gross profit	546,014	489,574	367,690
Operating expenses:
Selling, general and administrative	444,989	389,824	352,503
Research and development	193,114	198,877	169,667
Acquired in-process research and development expenses	75,217	—	78,750
Litigation and settlement expense	19,951	—	—
Total operating expenses	733,271	588,701	600,920
Operating loss	(187,257)	(99,127)	(233,230)
Other income (expense), net:
Interest income and other income, net	9,086	17,993	22,858
Interest expense	(7,907)	(7,415)	(9,882)
Loss from equity method investments	(14,194)	(2,053)	—
Loss on extinguishment of debt	—	(1,268)	—
Total other income (expense), net	(13,015)	7,257	12,976
Loss before income taxes	(200,272)	(91,870)	(220,254)
Income tax expense	4,438	4,155	2,357
Net loss	$(204,710)	$(96,025)	$(222,611)
Other comprehensive income (loss):
Unrealized gain (loss) on short-term investments	$517	$(311)	$3,606
Unrealized loss on cash flow hedges	(312)	—	—
Foreign currency translation gains (losses)	7,335	(3,005)	(420)
Comprehensive loss	$(197,170)	$(99,341)	$(219,425)

Net loss per share - basic and diluted	$(3.04)	$(1.47)	$(3.43)
Weighted average shares used to compute basic and diluted net loss per share	67,285	65,451	64,969
The accompanying notes are an integral part of the consolidated financial statements.

TANDEM DIABETES CARE, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(In thousands)

	Common Stock
	Shares	Amount	Additional Paid-in Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Total Stockholders’ Equity
Balance as of December 31, 2022	64,513	$65	$1,170,888	$(1,817)	$(729,189)	$439,947
Exercise of stock options	73	—	1,295	—	—	1,295
Vesting of restricted stock units, net of shares withheld for taxes	467	—	(7,790)	—	—	(7,790)
Issuance of common stock under Employee Stock Purchase Plan	499	1	10,678	—	—	10,679
Stock-based compensation expense	—	—	88,926	—	—	88,926
Unrealized gain on short-term investments	—	—	—	3,606	—	3,606
Foreign currency translation losses	—	—	—	(420)	—	(420)
Net loss	—	—	—	—	(222,611)	(222,611)
Balance as of December 31, 2023	65,552	$66	$1,263,997	$1,369	$(951,800)	$313,632
Stock repurchases and retirement of shares	(1,107)	(1)	(29,999)	—	—	(30,000)
Exercise of stock options	112	—	2,233	—	—	2,233
Vesting of restricted stock units, net of shares withheld for taxes	937	1	(21,160)	—	—	(21,159)
Issuance of common stock under Employee Stock Purchase Plan	770	—	12,195	—	—	12,195
Stock-based compensation expense			101,167	—	—	101,167
Purchase of capped call options related to convertible notes due 2029	—	—	(15,813)	—	—	(15,813)
Unwind of capped call options related to convertible notes due 2025	—	—	184	—	—	184
Unrealized loss on short-term investments	—	—	—	(311)	—	(311)
Foreign currency translation losses	—	—	—	(3,005)	—	(3,005)
Net loss	—	—	—	—	(96,025)	(96,025)
Balance as of December 31, 2024	66,264	$66	$1,312,804	$(1,947)	$(1,047,825)	$263,098
Exercise of stock options	83	—	1,149	—	—	1,149
Vesting of restricted stock units, net of shares withheld for taxes	1,194	1	(15,611)	—	—	(15,610)
Issuance of common stock under Employee Stock Purchase Plan	750	1	11,853	—	—	11,854
Stock-based compensation expense	—	—	91,849	—	—	91,849
Unrealized gain on short-term investments	—	—	—	517	—	517
Unrealized loss on cash flow hedges	—	—	—	(312)	—	(312)
Foreign currency translation adjustments	—	—	—	7,335	—	7,335
Net loss	—	—	—	—	(204,710)	(204,710)
Balance as of December 31, 2025	68,291	$68	$1,402,044	$5,593	$(1,252,535)	$155,170
The accompanying notes are an integral part of the consolidated financial statements.

TANDEM DIABETES CARE, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Year Ended December 31,
	2025	2024	2023
Operating Activities
Net loss	$(204,710)	$(96,025)	$(222,611)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization expense	17,666	16,607	15,715
Amortization of debt issuance costs	1,860	2,089	2,204
Provision for expected credit losses	9,478	9,979	5,540
Operating lease and other impairment charges	6,697	2,000	14,099
Amortization of discount or (accretion of premium) on short-term investments	(3,828)	(2,321)	3,587
Loss from equity method investments	14,194	2,053	—
Stock-based compensation expense	92,381	101,383	88,076
Loss on extinguishment of debt	—	1,268	—
Acquired in-process research and development expenses	75,217	—	78,750
Other	4,363	(1,027)	515
Changes in operating assets and liabilities:
Accounts receivable, net	(56,812)	(20,795)	4,277
Inventories	24,816	5,810	(46,053)
Prepaid and other current assets	(9,088)	(5,565)	(9,139)
Other long-term assets	(6,888)	893	(3,187)
Accounts payable	2,227	(2,392)	(4,864)
Accrued expenses	(664)	5,550	2,537
Employee-related liabilities	5,995	20,859	5,167
Deferred revenue	(4,788)	(34,736)	21,525
Operating leases and other current liabilities	19,225	17,597	4,302
Other long-term liabilities	2,938	998	7,750
Net cash provided by (used in) operating activities	(9,721)	24,225	(31,810)
Investing Activities
Purchases of short-term investments	(85,660)	(264,311)	(510,859)
Proceeds from maturities and redemptions of short-term investments	257,072	306,464	546,218
Purchases of property and equipment	(19,948)	(19,231)	(26,804)
Acquisition of in-process research and development	(78,588)	—	(69,496)
Purchases of equity investments, strategic investments, and intangible assets	—	(46,404)	(24,799)
Net cash provided by (used in) investing activities	72,876	(23,482)	(85,740)
Financing Activities
Proceeds from issuance of convertible senior notes due 2029, net of $9,400 debt issuance costs	—	306,850	—
Repurchase of $246,740 principal amount of convertible senior notes due 2025	—	(246,123)	—
Principal payments on convertible senior notes due 2025	(40,760)	—
Payment for capped call transactions related to convertible senior notes due 2029	—	(15,813)	—
Repurchase and retirement of common stock	—	(30,000)	—
Cash used to settle withholding taxes on vested restricted stock, net of proceeds from issuance of common stock under Company stock plans	(2,607)	(6,730)	4,184
Other financing activities	—	183	(71)
Net cash provided by (used in) financing activities	(43,367)	8,367	4,113
Effect of foreign exchange rate changes on cash	1,612	1,256	(212)
Net increase (decrease) in cash and cash equivalents	21,400	10,366	(113,649)
Cash and cash equivalents at beginning of period	69,234	58,868	172,517
Cash and cash equivalents at end of period	$90,634	$69,234	$58,868
Supplemental disclosures of cash flow information
Interest paid	$5,049	$3,076	$7,565
Income taxes paid	$5,056	$3,098	$1,923
Supplemental schedule of non-cash investing and financing activities
Operating lease right-of-use assets obtained in exchange for operating lease obligations	$26,169	$4,370	$—
Purchases of property and equipment included in accounts payable and accrued expenses	$3,699	$511	$2,946
Intangible costs in other long-term liabilities	$13,300	$—	$—
The accompanying notes are an integral part of the consolidated financial statements.

TANDEM DIABETES CARE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
1. Organization and Basis of Presentation
The Company
Tandem Diabetes Care, a global insulin delivery and diabetes technology company, focused on the design development and commercialization of technology solutions that reduce the burden of diabetes management. Tandem Diabetes Care, Inc. is incorporated in the state of Delaware. Unless the context requires otherwise, the terms the “Company” or “Tandem” refer to Tandem Diabetes Care, Inc., together with its wholly-owned subsidiaries.
The Company manufactures, sells, and supports insulin pump products that are designed to address the evolving needs and preferences of differentiated segments of the insulin-dependent diabetes market. The Company offers an insulin pump portfolio, which includes both the t:slim X2 and the Tandem Mobi. Both pumps feature Control-IQ+ technology, which is the Company’s most advanced algorithm for managing insulin delivery, using information received from integrated continuous glucose monitoring (CGM) sensors. New software for the insulin pumps may be updated remotely by the individual users as new advancements become available. The insulin pumps are compatible with other complementary digital health offerings, such as the Company’s mobile application and cloud-based diabetes management applications. The Company offers durable insulin pumps that are designed for years of daily use. The Company sells single-use supplies that are used together with the pumps and are replaced every few days. These supplies include cartridges for storing insulin, and infusion sets that contain a cannula and connect the pump to a user’s body to administer insulin.
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
The functional currency of the Company’s foreign subsidiaries is their respective local currency. The Company translates the financial statements of its foreign subsidiaries into U.S. dollars using period-end exchange rates for assets and liabilities and average exchange rates for each period for revenue, costs and expenses. Translation-related adjustments are included in other comprehensive income (loss), and in accumulated other comprehensive income (loss) in the stockholders’ equity section of the Company’s consolidated balance sheets. Foreign exchange gains or losses resulting from balances denominated in a currency other than the functional currency are recognized in interest income and other income, net in the Company’s consolidated statements of operations.
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

Short-Term Investments
The Company’s short-term investments are classified as available-for-sale securities. Such securities are carried at fair value as determined by prices for identical or similar securities at the balance sheet date. The Company’s short-term investments consist of Level 1 and Level 2 financial instruments in the fair value hierarchy. The net unrealized gains or losses on available-for-sale securities that are not related to credit factors are reported as a component of other comprehensive income (loss) within the consolidated statements of operations and as a component within accumulated other comprehensive income (loss) in stockholders’ equity on the consolidated balance sheets. The Company determines realized gains or losses on the sale of available-for-sale securities using the specific identification method and includes net realized gains and losses as a component of other income or expense within the consolidated statements of operations.
The Company reviews its available-for-sale debt securities for credit losses quarterly, considering a variety of factors, including the significance of the decline in value as compared to the amortized cost basis, underlying factors contributing to a decline in the prices of securities in a single asset class, and the market and economy in general. Losses on available-for-sale debt securities as a result of credit factors are recognized by recording an impairment loss as a component of other income or expense within the consolidated statements of operations and a corresponding allowance for credit losses. The Company did not recognize any impairment losses related to its short-term investments during the years ended December 31, 2025, 2024 and 2023.
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
Concentration of Credit Risk
Financial instruments that potentially subject the Company to concentrations of credit risk consist primarily of cash, cash equivalents, short-term investments and accounts receivable. The Company maintains deposit accounts in federally insured financial institutions in excess of federally insured limits and has investments in money market funds that are not federally insured. Additionally, the Company has established guidelines regarding investment instruments and their maturities, which are designed to maintain preservation of principal and liquidity.
The following table summarizes the percentages of total sales and accounts receivable, net for customers who accounted for 10% or more of the respective amounts for the periods presented:

	Total Sales			Accounts Receivable, net
	Year Ended December 31,			December 31,
	2025	2024	2023	2025	2024
Distributor A	10.7%	11.2%	12.2%	13.2%	11.1%
Distributor B	*	*	*	10.6%	*
Distributor C	*	*	*	*	11.8%
Distributor D	13.4%	11.5%	10.8%	12.7%	11.2%
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
Long-Lived Assets
Property and Equipment
Property and equipment, which primarily consist of office furniture and equipment, manufacturing and scientific equipment, computer equipment and software, and leasehold improvements, are stated at cost, less accumulated depreciation. Property and equipment are depreciated over the estimated useful lives of the assets, generally three to seven years, using the straight-line method. Leasehold improvements and related equipment are amortized over the lesser of the estimated useful lives of the assets or the remaining lease term, unless there is a transfer of title or purchase option that is reasonably certain to be exercised. Maintenance and repair costs are expensed as incurred.
Operating Lease Right-of-Use Assets and Liabilities
Operating lease right-of-use assets represent the Company’s right to use an underlying asset for the lease term and lease liabilities represent its obligation to make lease payments arising from the lease. Operating lease right-of-use assets and liabilities are recognized when the Company takes possession of the leased property (Commencement Date) based on the present value of lease payments over the lease term. For lease agreements that contain lease and non-lease components, the Company accounts for both of those components as a single lease component. Rent expense on noncancelable leases containing known future scheduled rent increases is recorded on a straight-line basis over the term of the respective leases beginning on the Commencement Date. The difference between rent expense and rent paid is accounted for as a component of operating lease right-of-use assets on the Company’s consolidated balance sheets. Landlord improvement allowances and other similar lease incentives are recorded as a reduction of the right-of-use lease assets, and are amortized on a straight-line basis as a reduction to operating lease costs.
Intangible Assets Subject to Amortization
Finite-lived intangible assets are recorded at cost, net of accumulated amortization and, if applicable, impairment charges. Amortization of finite-lived intangible assets is recognized over their estimated useful lives using a straight-line or accelerated attribution method, depending on the economic benefit associated with the asset.
Impairment of Long-Lived Assets
Long-lived assets, such as property and equipment, operating lease right-of-use assets, and acquired intangible assets subject to amortization, are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. If circumstances require a long-lived asset or asset group to be tested for possible impairment, the Company first compares undiscounted cash flows expected to be generated by that asset or asset group to its carrying amount. If the carrying amount of the long-lived asset or asset group is not recoverable on an undiscounted cash flow basis, an impairment is recognized to the extent that the carrying amount exceeds its fair value. Fair value is determined using unobservable (Level 3) inputs, including discounted cash flow models, future estimated sublease income, and third-party independent appraisals, as considered necessary. There is uncertainty in the projected undiscounted future cash flows used in the Company’s impairment review analysis, which requires the use of estimates and assumptions. If actual performance does not meet or exceed projected performance, or if the assumptions used in the model change in the future, the Company may be required to recognize additional impairment charges in future periods. The Company recognized the impairment of operating lease right-of-use assets in 2025, and the impairment of operating lease right-of-use assets and related leasehold improvements and furniture and fixtures in 2023 (see Note 6, “Leases”). There were no other impairments of long-lived assets, including acquired intangible assets, during the years ended December 31, 2025, 2024 and 2023.

Equity Method Investments
In November 2024, the Company invested an additional $46.4 million cash in one of its private company investees, resulting in a change to equity method accounting following that date. The Company held equity method investments of $60.4 million and $74.5 million as of December 31, 2025 and December 31, 2024, respectively. The Company uses the equity method to account for investments in companies if it owns more than 20% of the investee company’s outstanding equity or the investment provides the Company with the ability to exercise significant influence but not control over the operating and financial policies of the investee. The Company assesses whether it has significant influence by considering various factors, including the nature and magnitude of the investment, voting rights held and participation in the governance of the investee, if any. The Company may also consider additional relevant factors, such as the presence of other business relationships.
The Company’s consolidated net loss included its proportionate share of the net loss of its equity method investee, which was $14.2 million and $2.1 million for the years ended December 31, 2025 and 2024, respectively. For the year ended December 31, 2023, the Company did not hold any equity method investments and therefore did not recognize a share of net income or loss from any equity method investments.
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
The transaction price is the net consideration to which the Company expects to be entitled, determined from either the stated value in contractual arrangements or the estimated cash to be collected in non-contracted arrangements. The transaction price also includes an estimate of variable consideration at the time of sale. Variable consideration includes, but is not limited to: rebates, prompt payment discounts, and a provision for product returns. These amounts are recorded as a reduction of accounts receivable when no payment is required from the Company and as a liability when a payment is required.
The Company allocates consideration to the individual performance obligations and recognizes consideration based on when the performance obligation is satisfied, considering whether or not this occurs at a point in time or over time. Generally, insulin pumps, cartridges, infusion sets, and accessories are deemed performance obligations that are satisfied at a point in time when the customer obtains control of the promised good, which typically is upon shipment for our distributor arrangements and upon receipt for direct sales to individual customers. Complementary products, such as the Company’s data management and software update platforms, are considered distinct performance obligations that are satisfied over time, as access and support for these products is provided throughout the typical four-year warranty period of the insulin pumps. Accordingly, revenue related to the complementary products is deferred and recognized over a four-year period. Where there is no standalone value for the complementary product, the Company determines its value by applying the expected cost plus a margin approach and then allocates the residual to the insulin pumps.
Variable Consideration
The amount of variable consideration that is included in the transaction price is included in revenue only to the extent that it is probable that a significant reversal in the amount of the cumulative revenue recognized will not occur in a future period. The Company is subject to certain rebates on pricing programs with managed care organizations, including pharmacy benefit managers and governmental or third-party commercial payors. The terms of these programs may vary depending on the customer and contractual arrangements. The Company estimates provisions for rebates based on contractual arrangements, estimates of products sold subject to rebate, known market events or trends and channel inventory data. Sales rebates are recorded as a reduction of revenue and are included within other current or long-term liabilities on the consolidated balance sheets, depending on the anticipated settlement period of the rebate. Actual rebate payments may differ from estimated amounts recorded in the accompanying consolidated financial statements.

As of December 31, 2025 and 2024, total estimated sales rebates were included in the following consolidated balance sheet accounts (in thousands):

	December 31, 2025	December 31, 2024
Other current liabilities	$7,601	$2,229
Other long-term liabilities	4,835	7,167
Total sales rebate	$12,436	$9,396
Revenue Recognition for Tandem Choice Program
From September 2022 through December 2024, the Company offered a technology access program referred to as Tandem Choice that provided eligible in-warranty t:slim X2 customers in the United States with the flexibility to obtain the Tandem Mobi once commercially available. The program created a material right, for which a portion of each t:slim X2 pump sales transaction price was allocated and deferred. The Company began selling Tandem Mobi insulin pumps in February 2024, at which time eligibility for Tandem Choice ended and no further deferrals were recorded. Eligible customers who purchased a t:slim X2 insulin pump during the program period could exercise the option through December 31, 2024.
The Company recognized the deferred sales when the obligations under the Tandem Choice program were satisfied. If a customer elected to participate in the program, the Company recognized upgrade fees received, and the associated cost of goods sold, at the time of fulfillment. The remaining deferrals were recognized at program expiration on December 31, 2024. For the year ended December 31, 2024, the Company recognized net revenue of $30.2 million as a result of the Tandem Choice program. For the year ended December 31, 2023, the Company deferred revenue of $25.1 million as a result of the Tandem Choice program. There was no comparative adjustment to pump sales in 2025.
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
Derivative Instruments and Hedging Activities
The Company records the fair value of derivative instruments as either current assets or current liabilities on the consolidated balance sheets. Changes in the fair value of derivative instruments are recorded each period in current earnings or other comprehensive income (loss), depending on whether a derivative instrument is designated as part of a hedging transaction. For a derivative to qualify as a hedge at inception and throughout the hedged period, the Company formally documents the nature and relationships between the hedging instrument and hedged item.
For derivatives formally designated as hedges, the Company assesses both at inception and quarterly thereafter, whether the hedging derivatives are highly effective in offsetting changes in either the fair value or cash flows of the hedged item.
Gains or losses on cash flow hedges are reclassified from other comprehensive income (loss) to earnings when the hedged transaction occurs and affects consolidated results. Gains or losses on fair value hedges are recognized in earnings immediately and offset against changes in the fair value of the underlying hedged asset, liability or firm commitment. If the Company determines that a forecasted transaction is no longer probable or no longer qualifies for hedge accounting treatment, the Company discontinues hedge accounting and any related unrealized gain or loss on the derivative instrument is recognized in current earnings.
Derivatives that are not designated and do not qualify as hedges are adjusted to fair value through current earnings.

Warranty Reserve
The Company generally provides a four-year warranty on its insulin pumps to end-user customers and may replace any pumps that do not function as intended in accordance with the product specifications within the warranty period. In addition, the Company offers a six-month warranty on single-use insulin cartridges and infusion sets. Estimated warranty costs are recorded at the time of shipment, and the Company reevaluates the estimate of the warranty reserve obligation at each reporting period. Warranty costs are primarily estimated based on expected replacement rates using historical experience and the expected product replacement cost. Returned insulin pumps may be refurbished and redeployed.
Experience has shown that initial data for any new pump version or pump platform may be insufficient. Therefore, the Company relies on long-term historical replacement data from existing platforms until sufficient data is available. As actual experience accumulates, the Company adjusts its warranty reserve estimate accordingly. In addition, the availability of replacement data may differ by country due to local compliance and privacy regulations, which may require the Company to estimate its warranty liability using available information or data from similar markets. The Company may further adjust the warranty reserve when appropriate, considering revised expectations of product performance based on enhanced hardware, or new features and capabilities that may become available through Tandem Device Updater. Warranty expense is recorded as a component of cost of sales in the consolidated statements of operations.
The following table provides a reconciliation of the changes in product warranty liabilities for the years ended December 31, 2025, 2024 and 2023 (in thousands):

	Year Ended December 31,
	2025	2024	2023
Balance at beginning of the period	$51,408	$37,173	$36,537
Provision for warranties issued during the period	38,506	48,938	35,690
Settlements made during the period	(37,357)	(36,632)	(32,617)
Increases in warranty estimates	2,762	1,929	(2,437)
Balance at end of the period	$55,319	$51,408	$37,173
As of December 31, 2025 and 2024, total product warranty reserves were included in the following consolidated balance sheet accounts (in thousands):

	December 31, 2025	December 31, 2024
Other current liabilities	$33,277	$31,048
Other long-term liabilities	22,042	20,360
Total warranty reserve	$55,319	$51,408

Stock-Based Compensation
Stock-based compensation cost is measured at the grant date based on the estimated fair value of the award, and the portion that is ultimately expected to vest is recognized as compensation expense over the requisite service period on a straight-line basis. The Company estimates the fair value of employee purchase rights under the Company’s Employee Stock Purchase Plan (ESPP) using the Black-Scholes option pricing model on the date of grant. The Black-Scholes option pricing model requires the use of assumptions about a number of variables, including stock price volatility, expected term, dividend yield and risk-free interest rate (see Note 8, “Stockholders’ Equity”). The fair value of restricted stock unit (RSU) awards issued under the Company’s stock incentive plans that vest solely based on service, is estimated based on the fair market value of the underlying stock on the date of grant. The fair value of RSU awards that vest based upon predefined Company performance metrics and the awardee’s continuing service through the measurement date is generally estimated based on the fair market value of the underlying stock on the date of grant and the probability that the specified performance criteria will be met. These awards vest upon the Company’s actual performance relative to predefined performance metrics and subject to the awardee’s continuous service through the respective measurement dates as defined in the award agreements. For certain performance-based RSUs with market-based criteria, the Company used a Monte Carlo methodology to estimate the fair value at the date of grant. At each reporting period, the Company reassesses the probability of the achievement of such performance metrics. Any expense change resulting from an adjustment in the estimated shares to be released is recorded in the period of adjustment. With respect to RSU awards with a market condition, the Company recognizes compensation expense ratably over the requisite service period under an award based on the fair market value of the award at the time of grant, regardless of whether the market condition is satisfied. Previously recognized compensation cost would be reversed only if the employee terminated employment before completing the requisite service period.
Shipping and Handling Expenses
Shipping and handling expenses associated with product delivery are included within cost of sales in the Company’s consolidated statements of operations. Amounts billed to a customer for shipping and handling are reported as revenues.
Research and Development Costs
All research and development costs are expensed as incurred. Such costs include personnel-related costs, including stock-based compensation, supplies, license fees, development prototypes, outside design and testing services, depreciation, allocated facilities and information services, clinical trial costs, milestone payments under the Company’s licensing, development and commercialization agreements, and other indirect costs.
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
Income Taxes
The Company uses the asset and liability method of accounting for income taxes. Deferred tax assets or liabilities are recognized based on the temporary differences between financial statement and income tax bases of assets and liabilities using enacted tax rates in effect for the years in which the differences are expected to reverse. Tax law and rate changes are reflected in income in the period such changes are enacted. A valuation allowance is recorded when it is more likely than not that some of the deferred tax assets will not be realized. The evaluation of the need for a valuation allowance is performed on a jurisdiction-by-jurisdiction basis, and includes a review of all available positive and negative evidence. Factors reviewed include projections of pre-tax book income for the foreseeable future, determination of cumulative pre-tax book income after permanent differences, earnings history, and reliability of forecasting. The Company will continue to assess the need for a valuation allowance on its deferred tax assets by evaluating both positive and negative evidence that may exist. Any adjustment to the net deferred tax asset valuation allowance would be recorded in the consolidated statements of operations for the period that the adjustment is determined to be required.

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
Comprehensive Loss
All components of comprehensive loss, including net loss, are reported in the consolidated financial statements in the period in which they are recognized. Comprehensive loss is defined as the change in equity during a period from transactions and other events and circumstances from non-owner sources, including unrealized gains and losses on marketable securities, unrealized gains and losses on hedging activities, and foreign currency translation adjustments.
Net Loss Per Share
Basic net loss per share is computed by dividing the net loss by the weighted average number of common shares outstanding for the period, without consideration for common share equivalents. Diluted net loss per share is computed by dividing the net loss by the weighted average number of common shares outstanding, including all potentially dilutive common share equivalents. Dilutive common share equivalents are comprised of stock options and unvested RSUs outstanding under the Company’s stock incentive plans, potential awards to be granted pursuant to the ESPP, and common stock warrants, each calculated using the treasury stock method, and shares issuable upon conversion of the convertible senior notes calculated using the if-converted method.
For the years ended December 31, 2025, 2024 and 2023, there was no difference in the weighted average number of shares used to calculate basic and diluted net loss per share due to the Company’s net loss position in each period.
The number of common share equivalents excluded from the computation of diluted earnings per share because either the effect would have been anti-dilutive, or the performance criteria related to the units had not yet been met, are as follows (in thousands):

	Year Ended December 31,
	2025	2024	2023
Options to purchase common stock	94	124	135
Unvested restricted stock units	2,661	2,858	2,089
Warrants to purchase common stock	194	194	194
Awards granted under the ESPP	73	58	14
Convertible senior notes (if-converted)	9,151	8,202	2,554
	12,173	11,436	4,986
Recently Adopted Accounting Pronouncements
In December 2023, the FASB issued ASU 2023-09 Income Taxes (Topic 740): Improvements to Income Tax Disclosures, which requires the Company to disclose disaggregated jurisdictional and categorical information for the tax rate reconciliation, income taxes paid and other income tax related amounts. The Company adopted ASU 2023‑09 in the current fiscal year on a prospective basis. The standard only impacts disclosures and did not affect the recognition or measurement of income taxes. Adoption had no impact on the Company’s consolidated results of operations, financial position, or cash flows.

Accounting Pronouncements Issued and Not Yet Adopted
In November 2024, the FASB issued ASU 2024-03 Income Statement–Reporting Comprehensive Income–Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses (ASU 2024-03), and in January 2025, the FASB issued Income Statement - Reporting Comprehensive Income - Expense Disaggregation Disclosures (Subtopic 220-40): Clarifying the Effective Date (ASU 2025-01). ASU 2024-03 requires entities to disclose information about purchases of inventory, employee compensation, and intangible asset amortization in each income statement line item that contains those expenses. ASU 2024-03, as clarified by ASU 2025-01, is effective for the annual reporting period beginning after December 15, 2026 and interim reporting periods within the annual reporting period beginning after December 15, 2027. Early adoption is permitted. The Company is currently evaluating ASU 2024-03, as clarified by ASU 2025-01, to determine the impact it may have on its consolidated financial statements.
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
In November 2025, the FASB issued ASU 2025-09, Derivatives and Hedging (Topic 815): Hedge Accounting Improvements (ASU 2025-09). This update is intended to better align hedge accounting with entities’ risk management strategies and simplify application. Key provisions include allowing grouping of forecasted transactions with similar risk exposure, introducing a model for hedging variable-rate debt instruments that permit rate selection, permitting component hedging for certain nonfinancial forecasted transactions, clarifying treatment of certain compound derivatives, and restoring operability for specific dual hedge strategies. ASU 2025-09 is effective for fiscal years beginning after December 15, 2026, including interim periods, with early adoption permitted. The Company is currently evaluating ASU 2025-09 to determine the impact it may have on its consolidated financial statements.
In December 2025, the FASB issued ASU 2025-11 Interim Reporting (Topic 270): Narrow-Scope Improvements (ASU 2025-11), which clarifies and improves the guidance for interim financial reporting. The amendments introduce a disclosure principle requiring entities to disclose events since the end of the previous annual reporting period that materially affect the entity, consolidate a comprehensive list of interim disclosure requirements within ASC 270, and provide guidance on the form and content of condensed interim financial statements. ASU 2025-11 will be effective for interim reporting periods in fiscal years beginning after December 15, 2027. Early adoption is permitted. The Company is currently evaluating ASU 2025-11 to determine the impact it may have on its consolidated financial statements.

3. Short-Term Investments
The Company invests in marketable securities primarily consisting of debt instruments of the United States Government, United States Government-sponsored enterprises, and financial institutions and corporations with strong credit ratings. The following represents a summary of the estimated fair value of short-term investments as of December 31, 2025 and December 31, 2024 (in thousands):

As of December 31, 2025	Amortized Cost	Gross Unrealized Gain	Gross Unrealized Loss	Estimated Fair Value
Available-for-sale securities:
United States Government-sponsored enterprises	$101,230	$773	$(8)	$101,995
United States Treasury securities	34,267	71	—	34,338
Commercial paper	21,500	17	(1)	21,516
Corporate debt securities	44,082	102	(1)	44,183
Total	$201,079	$963	$(10)	$202,032

As of December 31, 2024	Amortized Cost	Gross Unrealized Gain	Gross Unrealized Loss	Estimated Fair Value
Available-for-sale securities:
United States Government-sponsored enterprises	$133,139	$275	$(134)	$133,280
United States Treasury securities	103,645	197	(140)	103,702
Commercial paper	23,225	39	—	23,264
Corporate debt securities	105,635	248	(47)	105,836
Foreign government bonds	3,013	—	—	3,013
Total	$368,657	$759	$(321)	$369,095

The contractual maturities of available-for-sale debt securities as of December 31, 2025, were as follows (in thousands):

	Years to Maturity
As of December 31, 2025	Within One Year	One to Two Years	Estimated Fair Value
United States Government-sponsored enterprises	$40,048	$61,947	$101,995
United States Treasury securities	21,451	12,887	34,338
Commercial paper	21,516	—	21,516
Corporate debt securities	35,319	8,864	44,183
Total	$118,334	$83,698	$202,032

The Company has classified all marketable securities as short-term investments, regardless of contractual maturity, based on the Company’s ability and intent to use any of these securities to satisfy the Company’s liquidity needs.
The Company reviews its portfolio of available-for-sale debt securities quarterly to determine if any investment is impaired due to changes in credit risk or other potential valuation concerns.
4. Composition of Certain Financial Statement Items
Accounts Receivable
Accounts receivable, net consisted of the following as of December 31, 2025 and 2024 (in thousands):

	December 31,	December 31,
	2025	2024
Accounts receivable	$173,884	$121,836
Less: allowance for credit losses	(8,393)	(7,251)
Accounts receivable, net	$165,491	$114,585
Allowance for Credit Losses
The following table provides a reconciliation of the changes in the allowance for estimated accounts receivable credit losses for the years ended December 31, 2025, 2024 and 2023 (in thousands):

	Year Ended December 31,
	2025	2024	2023
Balance at beginning of the period	$7,251	$4,898	$4,327
Provision for expected credit losses	9,478	9,979	5,540
Write-offs and adjustments, net of recoveries	(8,336)	(7,626)	(4,969)
Balance at end of the period	$8,393	$7,251	$4,898

Inventories
Inventories consisted of the following as of December 31, 2025 and 2024 (in thousands):

	December 31,	December 31,
	2025	2024
Raw materials	$31,770	$32,602
Work-in-process	23,805	33,517
Finished goods	73,194	83,493
Total inventories	$128,769	$149,612

Property and Equipment
Property and equipment, net consisted of the following as of December 31, 2025 and 2024 (in thousands):

	As of December 31,
	2025	2024
Leasehold improvements	$40,126	$37,106
Office furniture and equipment	12,061	11,813
Computer equipment and software	5,167	9,811
Manufacturing and scientific equipment	99,273	82,248
Total cost	156,627	140,978
Less: accumulated depreciation and amortization	(73,047)	(62,828)
Total property and equipment, net	$83,580	$78,150
Depreciation and amortization expense related to property and equipment was $15.1 million, $14.7 million, and $13.8 million for the years ended December 31, 2025, 2024 and 2023, respectively.
Intangible Assets Subject to Amortization
On May 21, 2025, the Company and various Roche entities (collectively “Roche”) entered into a Settlement, Mutual Release and Cross-License Agreement (the “Roche Cross-License Agreement”). The Roche Cross-License Agreement resolved all actual or potential patent disputes as of the agreement date.
Under the terms of the Roche Cross-License Agreement, the Company agreed to pay Roche $36.0 million over a four-year period, with an initial cash payment of $8.0 million and four equal annual installments of $7.0 million thereafter. The installment payments include approximately $4.4 million of imputed interest. As a result, the Company recorded a $31.6 million liability, representing the present value of the total settlement obligation. Upon payment of the initial installment, which occurred in the second quarter of 2025, both parties granted each other non-exclusive, non-royalty-bearing, non-transferrable, and irrevocable licenses to their respective insulin delivery system-related patents and applications for a period of 10 years.
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

Intangible assets subject to amortization consist of the licensed patent rights obtained through the Roche settlement, technology-based intangibles acquired with Sugarmate, and patents purchased or licensed that are related to the Company’s commercialized products. Intangible assets as of December 31, 2025 and 2024, which were included in other long-term assets on the consolidated balance sheets, were as follows (in thousands):

	December 31,
	2025	2024
Intangible assets, gross amount	$25,802	$12,502
Accumulated amortization	(14,082)	(11,577)
Intangible assets, net	$11,720	$925
Weighted average remaining amortization period (in months)	77	6
Amortization expense related to intangible assets subject to amortization was $2.5 million for the year ended December 31, 2025 and recorded in selling, general and administrative expense and cost of sales in the consolidated statements of operations. Amortization expense related to intangible assets subject to amortization was $1.9 million for each of the years ended December 31, 2024 and 2023, respectively and is recorded in selling, general and administrative expense in the consolidated statements of operations. The estimated aggregate future amortization expense is $2.6 million in 2026, $2.7 million in 2027, $2.3 million in 2028, $2.0 million in 2029, $1.3 million in 2030, and the remaining $0.7 million thereafter. Amortization expense for intangible assets obtained through the Roche settlement will be recorded in cost of sales in the consolidated statements of operations.
5. Fair Value Measurements
The Company performs fair value measurements in accordance with U.S. GAAP. Fair value is defined as the price that would be received from the sale of an asset or paid to transfer a liability in the principal or most advantageous market in an orderly transaction between market participants on the measurement date. To measure fair value of assets and liabilities, the Company uses the following fair value hierarchy based on three levels of inputs:

Level 1 — observable inputs, such as quoted prices in active markets for identical assets or liabilities;
Level 2 — significant other observable inputs that are observable either directly or indirectly; and
Level 3 — significant unobservable inputs for which there are little or no market data, which require the Company to develop its own assumptions.
The carrying amounts of cash and cash equivalents, accounts receivable, accounts payable, accrued expenses, and employee-related liabilities are reasonable estimates of their fair values because of the short-term nature of these assets and liabilities. Short-term investments are carried at fair value.
The following table presents information about the Company’s financial assets and liabilities measured at fair value on a recurring basis as of December 31, 2025 and December 31, 2024, and indicates the fair value hierarchy of the valuation techniques used by the Company to determine such fair value (in thousands):

	Fair Value Measurements as of December 31, 2025
	Total	Level 1	Level 2	Level 3
Assets
Cash equivalents(1)	$75,642	$75,642	$—	$—
Available-for-sale securities:
United States Government-sponsored enterprises	101,995	—	101,995	—
United States Treasury securities	34,338	34,338	—	—
Commercial paper	21,516	—	21,516	—
Corporate debt securities	44,183	—	44,183	—
Total assets	$277,674	$109,980	$167,694	$—
Liabilities
Foreign exchange forward contracts	$312	$—	$312	$—
Total liabilities	$312	$—	$312	$—

	Fair Value Measurements as of December 31, 2024
	Total	Level 1	Level 2	Level 3
Assets
Cash equivalents(1)	$56,234	$56,234	$—	$—
United States Government-sponsored enterprises	133,280	—	133,280	—
United States Treasury securities	103,702	103,702	—	—
Commercial paper	23,264	—	23,264	—
Corporate debt securities	105,836	—	105,836	—
Foreign government bonds	3,013	—	3,013	—
Total assets	$425,329	$159,936	$265,393	$—
(1)Generally, cash equivalents include money market funds and investments with a maturity of three months or less from the date of purchase.
The Company’s Level 1 financial instruments, which are in active markets, are valued using unadjusted quoted market prices for identical instruments.
The Company’s Level 2 financial instruments are valued using market prices on less active markets with observable valuation inputs such as interest rates and yield curves. The Company obtains the fair value of Level 2 financial instruments from quoted market prices, calculated prices or quotes from third-party pricing services. The Company validates these prices through independent valuation testing and review of portfolio valuations provided by the Company’s investment managers. The Company’s foreign currency forward contracts are designated as cash flow hedges (see Note 9 “Derivatives”) and are commitments to purchase or sell a foreign currency at a future date at a negotiated forward rate. These contracts are marked-to-market by recognizing the difference between the contract forward exchange rate and the forward market exchange rate.
There were no transfers into or out of Level 3 assets during the years ended December 31, 2025 and 2024, respectively.
Fair Value of Convertible Senior Notes
The Company’s Convertible Senior Notes are carried at amortized cost on the consolidated balance sheets (see Note 7, “Debt”). The Company estimated the fair value of its convertible senior notes based on Level 2 quoted market prices as follows (in thousands):

	Fair Value Measurements as of
	December 31, 2025	December 31, 2024
Convertible Senior Notes due 2025	$—	$39,130
Convertible Senior Notes due 2029	324,979	407,752
Total fair value of outstanding convertible senior notes	$324,979	$446,882

6. Leases
The Company’s leases consist of operating leases for facility space to support general office, research and development, manufacturing and warehouse facilities, and equipment. These non-cancellable operating leases have initial lease terms from two years to thirteen years.
Headquarters Lease
In September 2021, the Company entered into a lease agreement for 181,949 square feet of general administrative, laboratory, and research and development office space (the Premises) located on High Bluff Drive in San Diego, California (Headquarters Lease). The Headquarters Lease term expires in April 2035.
In December 2023, the Company entered into an agreement to sublease the Phase II portion of the leased premises under the Headquarters Lease, from January 2025 through March 2029, for which accounting commenced in January 2025.

The Company recognizes the sublease income on a straight-line basis over the term of the sublease which is classified in the Company’s consolidated statements of operations and comprehensive loss as a reduction of rent expense in selling, general and administrative expense (SG&A). The difference between sublease income recognized and cash received from the subtenant accrues as a deferred rent receivable.
Operating Lease Impairment Charges
As part of our evaluation of the sublease agreement related to the Headquarters Lease, the Company compared the estimated undiscounted sublease income to the net book value of the underlying right of use asset. Because the expected sublease income was less than the net book value of the sublease assets, the Company recorded a $3.6 million impairment charge in operating expenses in 2025 by reducing the net book value of the subleased assets to their estimated fair value, which is determined by discounting the estimated sublease income using the estimated incremental borrowing rate of the subtenant.
Additionally, in 2025, the Company transferred certain development activities from its Lausanne, Switzerland location to the United States. In connection with this relocation, the Company evaluated the impact on related fixed assets and operating lease arrangements. The Company also reviewed its assumptions for estimated future sublease income for its Vista Sorrento lease. As a result, the Company recorded a $3.1 million impairment charge in operating expenses in 2025, comprised of operating lease impairment charges and write-offs of fixed assets consisting primarily of leasehold improvements.
In 2023, the Company consolidated facilities by moving the administrative functions and other operations from the leased space on Vista Sorrento Parkway in San Diego, California (Vista Sorrento Lease) to the Company’s new headquarters, located on High Bluff Drive in San Diego, California. In connection with permanently ceasing use of the Vista Sorrento Lease, the Company recorded a $14.1 million impairment charge as the carrying amount of the assets related to the Vista Sorrento Lease exceeded its fair value based on the Company’s estimate of future discounted cash flows related to the leased facility. The $14.1 million charge was comprised of an $11.2 million impairment of operating lease right-of-use assets and a $2.9 million write-off of fixed assets, and was recorded as a component of selling, general and administrative expenses in the consolidated statements of operations.
Supplemental Lease Disclosure Information
The Company’s lease costs recorded in the consolidated statements of operations were as follows (in thousands):

	Year Ended December 31,
	2025	2024	2023
Operating lease cost (excluding sublease income)	$17,135	$14,276	$15,971
Short-term lease cost	162	87	108
Loss on lease termination and right-of-use asset impairment charges	6,697	—	11,224
Sublease income	$(2,263)	$—	$—
Total lease cost	$21,731	$14,363	$27,303
Maturities of operating lease liabilities as of December 31, 2025 were as follows (in thousands):

Years Ending December 31,
2026	$19,472
2027	21,865
2028	18,401
2029	16,553
2030	17,063
Thereafter	80,062
Total undiscounted lease payments	173,416
Less: amount representing interest	(38,977)
Present value of operating lease liabilities	134,439
Less: current portion of operating lease liabilities	(19,472)
Operating lease liabilities - long-term	$114,967

The weighted-average remaining lease term and weighted-average discount rate for operating leases were as follows:

	December 31, 2025	December 31, 2024
Weighted-average remaining lease term (in years)	8.6	9.2
Weighted-average discount rate used to determine operating lease liabilities	5.8%	5.3%
Cash amounts paid included in the measurement of lease liabilities, representing operating cash flows, were $20.2 million, $17.9 million, and $13.9 million for the years ended December 31, 2025, 2024, and 2023, respectively.

7. Debt

Convertible Senior Notes Due 2029
On March 8, 2024, the Company completed an offering of $316.3 million aggregate principal amount of 1.50% Convertible Senior Notes due 2029 (the 2029 Notes). The proceeds from the issuance of the 2029 Notes were $306.8 million, net of debt issuance costs.
The Company used approximately $246.1 million of the net proceeds to repurchase approximately $246.7 million in aggregate principal amount of its Convertible Senior Notes Due 2025 (the 2025 Notes) concurrently with the pricing of the 2029 Notes in privately negotiated transactions. The Company also paid $1.3 million of accrued interest due at time of the note repurchase. As a result of the repurchase, the Company recognized a $1.3 million loss on extinguishment of debt in the consolidated statements of operations for the year ended December 31, 2024. The loss on extinguishment of debt included the unamortized debt issuance costs related to the portion of the 2025 Notes repurchased.
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
On or after December 15, 2028, until the close of business on the second scheduled trading day immediately preceding the maturity date, holders may convert their 2029 Notes, in integral multiples of $1,000 principal amount, at any time, regardless of the foregoing circumstances. Upon conversion, the Company will pay or deliver, as the case may be, cash, shares of common stock, or a combination of cash and shares of common stock, at the Company’s election, in the manner and subject to the terms and conditions provided in the indenture governing the 2029 Notes.

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
The net carrying amount of the Company’s convertible senior notes on the consolidated balance sheets consisted of the following (in thousands):

	December 31, 2025	December 31, 2024
Principal amount:
Convertible Senior Notes Due 2029	$316,250	$316,250
Convertible Senior Notes Due 2025	—	40,760
Total principal amount	316,250	357,010
Unamortized debt issuance costs	(6,214)	(8,074)
Total debt, net	$310,036	$348,936
Less: current portion	—	(40,670)
Long-term senior convertible notes	$310,036	$308,266
As of December 31, 2025, the if-converted value of the 2029 Notes did not exceed the principal amount. As of December 31, 2024, the if-converted value of the 2029 Notes exceeded the principal amount by $13.4 million.
The following table summarizes the effective interest rates for each of our convertible senior notes for the periods shown:

	Year Ended December 31,
	2025	2024	2023
Effective interest rate:
Convertible Senior Notes Due 2025(1)	2.1%	2.1%	2.2%
Convertible Senior Notes Due 2029	2.1%	2.1%	*
(1) The effective interest rate presented represents the rate applicable for the period outstanding. The 2025 Notes matured in May 2025, and the outstanding principal balance was settled using cash balances.
* Not applicable as no notes were outstanding at this date.

The following table details interest expense related to the Notes recognized for the years ended months ended December 31, 2025, 2024 and 2023 (in thousands):

	Year Ended December 31,
	2025	2024	2023
Contractual interest expense(1)	$4,948	$5,161	$7,565
Amortization of debt issuance costs	1,860	1,906	1,803
Total interest expense	$6,808	$7,067	$9,368
(1) Contractual interest expense for the year ended December 31, 2023 included $3.3 million of additional interest. In October 2023, the Company was notified that additional interest beyond the 1.50% per annum had been accruing on the 2025 Notes since May 2021, under the terms of the indenture. This additional interest accrued at a rate of 0.50% per annum on the outstanding principal amount of the Notes to approximately $3.3 million. The additional accrued interest was fully paid during the fourth quarter of 2023.

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

Promissory Note Payable

In connection with the acquisition of Capillary Biomedical, Inc. in 2022, the Company assumed a $4.7 million promissory note payable. The promissory note accrues interest at the rate of 5.0% per year, and becomes due and payable upon the first sale or license of the commercialized product. As of December 31, 2025 and 2024, the loan balance, including accrued interest, was $4.9 million and $4.8 million, respectively, and was included as a component of other current liabilities on the consolidated balance sheets.
8. Stockholders’ Equity
Shares Reserved for Future Issuance
The following shares of the Company's common stock were reserved for future issuance as of December 31, 2025 (in thousands):

Shares reserved for issuance upon conversion of Convertible Senior Notes	9,151
Shares underlying outstanding warrants	194
Shares underlying outstanding stock options	2,789
Shares underlying unvested restricted stock units	3,657
Shares authorized for issuance pursuant to awards granted under the ESPP	1,934
Shares authorized for future equity award grants	539
Total	18,264

Common Stock Warrants

Warrants outstanding to purchase shares of the Company's common stock as of December 31, 2025 are equity-classified and were as follows:

Issue Date	Exercise Price Per Share	Warrants Outstanding	Expiration Date of Warrants Outstanding
March 2017	$23.50	193,788	March 2027
Each warrant allows the holder to purchase one share of common stock at the per share exercise price of the warrant.
Stock Options
The maximum term of stock options granted under the Company’s active plans is ten years. Stock options have an exercise price equal to the closing price of the Company's common stock on the applicable award date. The Company did not grant any stock options in the periods presented.
The following table summarizes stock option activities under the Company’s stock incentive plans:

	Total Stock Options	Weighted- Average Exercise Price Per Share	Weighted- Average Remaining Contractual Life (in years)	Aggregate Intrinsic Value (in thousands)
Outstanding as of December 31, 2022	4,442,313	$57.95	6.12	$30,236
Exercised	(72,536)	$17.86		$1,400
Canceled/forfeited/expired	(473,773)	$90.14		$95
Outstanding as of December 31, 2023	3,896,004	$54.79	5.30	$11,703
Exercised	(112,171)	$19.90		$2,483
Canceled/forfeited/expired	(257,277)	$85.51		$—
Outstanding as of December 31, 2024	3,526,556	$53.65	4.32	$16,147
Exercised	(83,425)	$13.77		$940
Canceled/forfeited/expired	(654,144)	$62.79		$31
Outstanding as of December 31, 2025	2,788,987	$52.70	3.41	$3,452
Vested and expected to vest as of December 31, 2025	2,788,987	$52.70	3.41	$3,452
Exercisable as of December 31, 2025	2,788,987	$52.70	3.41	$3,452
Restricted Stock Units
Restricted stock units (RSUs) have a grant value equal to the closing price of the Company’s common stock on the award date. RSUs granted before March 2022 generally vest over a four-year period based on continuous service as to 25% of the underlying shares on the first anniversary of the award, with the balance of the RSUs vesting quarterly over the following three years. RSUs granted after March 2022 generally vest over a three-year period based on continuous service to the Company as to 33% of the underlying shares on the first anniversary of the award, with the balance of the RSUs vesting quarterly over the following two years. In addition, the Company granted 297,456, 151,660 and 110,074 performance-based RSUs during the years ended December 31, 2025, 2024 and 2023, respectively, of which 297,456, 151,660, and 92,308 units remained outstanding as of December 31, 2025.

The following table summarizes RSU activities, which includes performance-based RSUs, for the Company’s stock incentive plans:

	Total RSUs	Weighted-Average Grant Date Fair Value	Aggregate Intrinsic Value (in thousands)
Unvested awards outstanding as of December 31, 2022	1,833,832	$72.57	$82,431
Granted	2,359,907	$28.13
Vested	(735,155)	$73.17
Canceled/forfeited	(282,425)	$59.17
Unvested awards outstanding as of December 31, 2023	3,176,159	$40.61	$93,951
Granted	2,332,553	$44.52
Vested	(1,475,409)	$42.76
Canceled/forfeited	(294,533)	$41.05
Unvested awards outstanding as of December 31, 2024	3,738,770	$42.17	$134,670
Granted	2,411,096	$20.19
Vested	(1,909,227)	$43.26
Canceled/forfeited	(584,350)	$34.25
Unvested awards outstanding as of December 31, 2025	3,656,289	$28.33	$77,900
Awards expected to vest as of December 31, 2025	3,501,145	$28.36	$74,551
The aggregate fair value of RSUs that vested during the years ended December 31, 2025, 2024 and 2023 was $41.4 million, $58.5 million, and $21.2 million, respectively, which represents the market value of the Company’s common stock on the date the RSUs vested. The number of RSUs vested includes shares of common stock the Company withheld on behalf of employees to satisfy the minimum statutory tax withholding requirements. RSUs that are expected to vest are net of estimated future forfeitures.
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
During the years ended December 31, 2025, 2024 and 2023, 749,971, 770,362 and 499,431 shares of our common stock, respectively, were purchased under the ESPP for proceeds of $11.9 million, $12.2 million and $10.7 million, respectively.
Stock-Based Compensation
The following table summarizes the allocation of stock-based compensation expense included in the consolidated statements of operations for all stock-based compensation arrangements (in thousands):

	Year Ended December 31,
	2025	2024	2023
Cost of sales	$6,395	$7,361	$6,212
Selling, general and administrative	60,074	62,794	56,303
Research and development	25,912	31,228	25,561
Total stock-based compensation expense	$92,381	$101,383	$88,076
The total stock-based compensation expense capitalized as part of the cost of the Company’s inventories was $1.2 million and $1.8 million as of December 31, 2025 and 2024, respectively.

As of December 31, 2025, the total unamortized stock-based compensation expense of approximately $78.3 million will be recognized over the remaining weighted average vesting term of approximately 1.7 years.
The Company records stock-based compensation expense associated with the ESPP using the Black-Scholes option pricing model. The assumptions used in the Black-Scholes option pricing model for the ESPP were as follows:

		ESPP
	Year Ended December 31,
	2025	2024	2023
Weighted average grant date fair value (per share)	$9.84	$17.01	$10.35
Risk-free interest rate	3.9%	4.7%	4.9%
Dividend yield	0.0%	0.0%	0.0%
Expected volatility	74.8%	67.5%	63.9%
Expected term (in years)	1.3	1.3	1.3

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
9. Derivatives

Due to the global nature of the Company’s operations, a portion of its revenue and operating expense are denominated in currencies other than the U.S. dollar, exposing the Company to foreign currency exchange rate fluctuations. To mitigate the impact of these fluctuations, the Company uses foreign currency forward contracts to hedge a portion of its forecasted international revenue and operating expense. The Company’s foreign currency forward contracts are denominated primarily in Euros, Canadian dollars and Swiss francs (CHF).

As of December 31, 2025, the Company’s outstanding foreign currency forward contracts settle within nine months. These contracts are designated as cash flow hedges. Unrealized gains or losses on these contracts are recorded in accumulated other comprehensive income (loss) (AOCI). Realized gains and losses of such contracts are recognized in revenue and operating expenses in the same period during which the hedged transactions affect the consolidated results of operations. The cash flow effects of our derivative contracts in the consolidated statements of cash flows are included in net cash provided by operating activities. All derivative instruments are used solely for risk management purposes and are not for speculative trading purposes. For the periods presented, the Company did not have any non-designated hedges.

The notional value of foreign currency forward contracts outstanding related to forecasted transactions was $68.2 million as of December 31, 2025. The Company did not have any forward contracts outstanding as of December 31, 2024. The Company recorded an unrealized loss on foreign currency forward contracts of $0.3 million for the year ended December 31, 2025.

The following table summarizes the effect of foreign currency forward contracts designated as hedging instruments in our consolidated statements of operations (in thousands):

Year Ended December 31, 2025
Net Gains (Losses) Reclassified from AOCI into Operating Income
Designated cash flow hedges:
Revenue	$(614)
Operating expense	$(60)

The Company did not enter into any foreign currency forward contracts that qualified for hedge accounting in 2024 and 2023, and therefore there were no derivative assets or liabilities, nor adjustments to revenue or operating expense as a result of cash flow hedges during the years ended December 31, 2024 and 2023.
10. Employee Benefits
Defined Contribution Plans
The Company has defined contribution plans for certain of its employees. The Company’s largest defined contribution plan is the 401(k) plan for employees in the United States who are at least 18 years of age. Eligible employees may participate in the plan beginning on the first day of the calendar month following their date of hire. Unless they affirmatively elect otherwise, eligible employees are automatically enrolled in the plan following 30 days from their date of hire. Under the terms of the plan, eligible employees may make voluntary contributions as a percent of compensation and the Company may elect to match a discretionary percentage of employee contributions. The total cost recognized by the Company for the 401(k) plan was $4.9 million, $4.6 million and $4.2 million, respectively, for the years ended December 31, 2025, 2024 and 2023. The Company’s contributions for its defined contribution plans for employees internationally were not material for each of the years ended December 31, 2025, 2024 and 2023.
11. Income Taxes
The loss before provision for income taxes for the Company’s operations was as follows (in thousands):

	Year Ended December 31,
	2025	2024	2023
United States	$(226,958)	$(78,156)	$(135,411)
Foreign	26,686	(13,714)	(84,843)
Loss before provision for income taxes	$(200,272)	$(91,870)	$(220,254)
The components of income tax expense were as follows (in thousands):

	Year Ended December 31,
	2025	2024	2023
Current:
Federal	$461	$636	$308
State	27	1,143	345
Foreign	3,950	2,376	1,704
Total current tax expense	4,438	4,155	2,357
Deferred:
Federal	—	—	—
State	—	—	—
Foreign	—	—	—
Total deferred income tax benefit	—	—	—
Income tax expense	$4,438	$4,155	$2,357

The expense for income taxes reconciles to the amount computed by applying the federal statutory rate to loss before taxes as follows (in thousands):

	Year Ended December 31, 2025
	$	%
Income tax benefit at federal statutory rate (1)	$(42,057)	21.00%
State income tax, net of federal benefit(2)	(1,038)	0.52%
Foreign tax effects
Switzerland
Foreign rate differential	(3,041)	1.52%
Changes in valuation allowance	(7,037)	3.51%
Other tax effects	166	(0.08)%
Other foreign jurisdictions	(1,722)	0.86%
Effect of changes in tax laws or rates enacted in the current period	—	—%
Effect of cross-border tax laws
Subpart F income inclusion	348	(0.17)%
Tax credits
Research and development credits	(10,370)	5.18%
Foreign tax credits	(2,667)	1.33%
Changes in valuation allowance	54,580	(27.25)%
Nontaxable or nondeductible items
Non-deductible stock-based compensation	3,952	(1.97)%
Other non-deductible and non-taxable	(103)	0.05%
Other
Stock-based compensation - (windfall) shortfall	11,542	(5.76)%
Net impact on liquidation of foreign subsidiary	(17,262)	8.62%
Other	1,850	(0.94)%
Changes in unrecognized tax benefits	17,297	(8.64)%
Income tax expense	$4,438	(2.22)%

	Year Ended December 31,
	2024	2023
Income tax benefit at federal statutory rate (1)	$(19,293)	$(46,253)
State income tax, net of federal benefit	(1,444)	(1,313)
Convertible debt repurchase transaction	1,658	—
Research and development credits	(7,865)	(6,283)
Section 382 limitation	—	(5)
Stock-based compensation	5,772	14,904
Officers' compensation	1,043	1,547
Recognition of acquired deferred tax assets	—	(5,048)
Acquired IPR&D expenses	—	14,938
Cross-border tax impacts	(1,422)	(307)
Foreign rate differential	2,075	7
Other	1,159	1,374
Change in valuation allowance	22,472	28,796
Income tax expense	$4,155	$2,357
(1)For the years ended December 31, 2025, 2024 and 2023, the U.S. federal statutory tax rate was 21%.

(2)The state of California comprises greater than 50% of our state tax benefit.
The amounts of cash income taxes paid, net of refunds received, by the Company are as follows:

Year Ended December 31,
2025
Federal	$2,246
State
Illinois	353
Other states	775
Foreign
Netherlands	1,541
Other foreign	141
Total cash paid in income taxes, net of refunds received	$5,056
Significant components of the Company’s net deferred income tax assets as of December 31, 2025 and 2024 are shown in the table below (in thousands). The Company assesses all available positive and negative evidence to estimate whether sufficient future taxable income will be generated to permit use of the existing deferred tax assets. A significant piece of objective negative evidence evaluated was the cumulative book loss incurred over the three-year period ended December 31, 2025. Such objective evidence limits the ability to consider other subjective evidence, such as projections for future growth. On the basis of this analysis, a valuation allowance of $270.3 million and $210.4 million as of December 31, 2025 and 2024, respectively, was recorded to offset the net deferred tax asset as realization of such asset is uncertain. However, the amount of the deferred tax asset considered realizable could be adjusted if estimates of future taxable income during the carryforward period are increased, or if objective negative evidence in the form of cumulative losses is no longer present and additional weight is given to subjective evidence such as the Company’s projections for future growth.

	December 31,
	2025	2024
Deferred tax assets:
Net operating loss (NOL) carryforwards	$62,970	$40,536
Research and development tax credits carryforwards	56,670	32,298
Capitalized research and development expenses	57,122	74,974
Accrued compensation	31,339	38,053
Lease liabilities	31,996	29,165
Warranty reserve	13,096	12,222
Intangible assets	30,390	—
Other	13,771	8,610
Total deferred tax assets	297,354	235,858
Deferred tax liabilities:
Fixed assets	(4,185)	(5,485)
Operating lease right-of-use assets	(22,887)	(19,792)
Other	—	(218)
Total deferred tax liabilities	(27,072)	(25,495)
Less valuation allowance	(270,282)	(210,363)
Net deferred tax assets	$—	$—
As of December 31, 2025, the Company had accumulated federal and state NOL carryforwards of approximately $379.0 million, and $349.3 million, respectively. Out of the total federal NOL carryforwards, approximately $295.3 million were generated after January 1, 2018, and therefore do not expire. NOLs generated after January 1, 2018, are subject to 80% limitation in accordance with the Tax Cuts and Jobs Act of 2017. The remaining federal NOL carryforwards of $83.7 million will begin to expire in 2034, and state NOL carryforwards continue to expire. The California NOL carryforwards of $200.5 million will begin expiring in 2029. The Company had approximately $34.3 million of international carryforwards as of December 31, 2025, which begin to expire in 2030.

The Company also has federal and California research and development credit carryforwards of approximately $41.0 million and $38.4 million, respectively, as of December 31, 2025. The federal research and development credit carryforwards will begin expiring in 2040, unless previously utilized. The California research and development credit will carry forward indefinitely.
Use of the Company's NOL and research and development credit carryforwards may be subject to a substantial annual limitation due to ownership change limitations provided by Section 382 of the Internal Revenue Code of 1986, as amended, and similar state provisions. The annual limitations may result in the expiration of NOL carryforwards before utilization. The Company has completed an analysis through December 31, 2024 to determine whether its NOLs and credits are likely to be limited by Section 382. The Company is currently in a loss position for the year ended December 31, 2025 and will continue monitoring future ownership changes under Section 382. Additionally, ownership changes occurring after December 31, 2025 and future years may also limit the Company’s ability to fully utilize any remaining tax benefits.
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
The following table summarizes the activity related to the Company’s gross unrecognized tax benefits at the beginning and end of the years ended December 31, 2025, 2024 and 2023 (in thousands):

	Year Ended December 31,
	2025	2024	2023
Gross unrecognized tax benefits at the beginning of the year	$27,474	$21,527	$16,986
Increases related to current year positions	49,606	5,947	3,961
Increases (decreases) related to prior year positions	(8,941)	—	580
Gross unrecognized tax benefits at the end of the year	$68,139	$27,474	$21,527
As of December 31, 2025 and 2024, the Company had $39.8 million and $24.9 million of unrecognized tax benefits, respectively, that, if recognized and realized would impact the effective tax rate, subject to the valuation allowance.
The Company’s practice is to recognize interest and penalties related to income tax matters in income tax expense. The Company had no material accrual for interest and penalties on the Company’s consolidated balance sheets and the amount of interest and penalties recognized in the consolidated statements of operations were not material for the years ended December 31, 2025, 2024 and 2023.
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
The Company’s CODM is the Chief Executive Officer (CEO), who evaluates segment performance based on segment net income (loss) on a consolidated basis. Segment net income (loss) was consistent with the net loss amounts reported in the Company’s consolidated statements of operations and comprehensive loss for the years ended December 31, 2025, 2024 and 2023. There were no significant segment expenses that are regularly provided to the CODM other than those reported in the Company’s consolidated statements of operations and comprehensive loss for the years ended December 31, 2025, 2024 and 2023.
The Company’s CODM is provided segment assets information on a consolidated basis for the evaluation of Company performance. Total segment assets were consistent with total assets reported in the Company’s consolidated balance sheets for December 31, 2025 and December 31, 2024.
Disaggregation of Sales

Segment revenues were consistent with revenue reported in the Company’s consolidated statements of operations and comprehensive loss for the years ended December 31, 2025, 2024 and 2023. The Company primarily sells its products through national and regional distributors in the United States on a non-exclusive basis, and through distribution partners internationally. In the United States and Canada, the Company also uses a direct sales force. The Company disaggregates its revenue by geography, major sales channel and product as management believes these categories best depict how the nature, amount and timing of revenues and cash flows are affected by economic factors.
Sales by Geographic Region and Customer Sales Channel
During the years ended December 31, 2025, 2024 and 2023, no individual country internationally generated revenue that represented more than 10% of total revenue. The table below sets forth revenues for the Company’s two primary geographical markets, based on the geographic location to which its products are shipped (in thousands):

	Year Ended December 31,
	2025	2024	2023
United States	$706,936	$672,685	$554,878
International	307,800	267,518	192,840
Total Sales	$1,014,736	$940,203	$747,718
Sales by Product
During the years ended December 31, 2025, 2024 and 2023, sales by product were as follows (in thousands):

	Year Ended December 31,
	2025	2024	2023
Pump	$464,139	$434,169	$365,842
Supplies and other	550,597	475,785	406,983
Net sales recognized (deferred) for Tandem Choice program	—	30,249	(25,107)
Total Sales	1,014,736	940,203	747,718

Sales to distributors accounted for 63%, 61%, and 64% of the Company’s total United States sales for the years ended December 31, 2025, 2024 and 2023, respectively. Sales from the pharmacy channel accounted for 4% of the Company’s total United States sales for the year ended December 31, 2025. There were no sales from the pharmacy channel for the years ended December 31, 2024 and 2023. Sales to distributors accounted for the vast majority of the Company’s total international sales for the years ended December 31, 2025, 2024 and 2023, respectively.
13. Acquisitions
In December 2022, the Company entered into a share purchase agreement to acquire all of the registered shares of AMF Medical (Original Transaction). AMF Medical is the original developer of the Sigi Patch Pump, which continued to be under development and was not yet commercially available as of December 31, 2025.
In 2023, the Company completed the acquisition of AMF Medical. The total aggregate consideration for the Original Transaction included a previous strategic investment of CHF 8.0 million made in 2022, a cash payment of CHF 62.4 million paid at the closing of the Transaction, and additional contingent earnout payments of up to CHF 129.6 million. The contingent consideration was to be recognized as certain defined contingencies were resolved and the respective consideration was paid or became payable.
The transaction was accounted for as an asset acquisition as substantially all the value of the gross assets was concentrated in a single asset. The Company recorded a $78.8 million charge in 2023 representing the value of acquired in-process research and development assets with no alternative future use, including acquisition-related expenses, on its consolidated statements of operations in acquired in-process research and development expenses (IPR&D).
In January 2025, the Company entered into an amended agreement that removed contingent liabilities included in the Original Transaction. Under the revised term, the Company agreed to pay CHF 68.0 million, consisting of a CHF 40.0 million ($43.5 million USD) payment made in January 2025 and a final payment of CHF 28.0 million ($35.1 million USD) made in October 2025. All other payment obligations under the Original Transaction were removed. The total consideration of CHF 68.0 million ($75.2 million USD) was recognized as acquired IPR&D in the Company’s consolidated statements of operations and comprehensive loss in the first quarter of 2025. In addition, the Company recognized $3.4 million of foreign exchange losses in total other income (expense), net during the fourth quarter of 2025.
14. Commitments and Contingencies
Legal and Regulatory Matters
From time to time, the Company is involved in various legal proceedings, regulatory matters, and other disputes or claims arising from or related to claims incident to the normal course of the Company’s business activities, including actions with respect to intellectual property, data privacy, employment, regulatory, product liability and contractual matters. Although the results of such legal proceedings and claims cannot be predicted with certainty, as of December 31, 2025 the Company believes it is not currently a party to any legal proceedings, regulatory matters, or other disputes or claims for which a material loss was considered probable or for which the amount or range of loss was reasonably estimable. However, regardless of the merit of the claims raised or the outcome, legal proceedings may have an adverse impact on the Company as a result of defense and settlement costs, diversion of management time and resources, and other factors.
Letters of Credit
As of December 31, 2025, in connection with one of the Company’s operating leases (see Note 6, “Leases”), the Company had a $4.9 million unsecured irrevocable standby letter of credit arrangement with a bank, under which the landlord of the building is the beneficiary. The Company is required to maintain the standby letter of credit throughout the term of the lease, which expires in April 2035.
Purchase Obligations
The Company has agreements with suppliers and other parties to purchase inventory, other goods and services and long-lived assets. Product inventory obligations consist primarily of purchase order commitments for raw materials used in the production of insulin pumps and cartridges, and finished goods infusion sets. Cancellation of outstanding purchase orders is generally allowed under the standard terms of our purchase order agreements, but may require payment of costs incurred through the date of cancellation. As of December 31, 2025, obligations under our purchase agreements totaled approximately $365.4 million, of which approximately $267.7 million is scheduled to be received and become payable within one-year with the remainder due in the year thereafter.

15. Fourth Quarter Financial Data (Unaudited)
The financial information for the three months ended December 31, 2025 and 2024 presented in the following table reflects all normal recurring adjustments that are, in the opinion of management, necessary for a fair statement of the results of the interim periods (in thousands, except per share data):

	For the Quarter Ended
	December 31, 2025	December 31, 2024
Sales(1)	$290,383	$282,648
Gross profit(1)(2)	$167,460	$157,455
Operating expenses	$159,166	$158,036
Operating income (loss)	$8,294	$(581)
Net income (loss)	$(589)	$755
Basic net income (loss) per share	$(0.01)	$0.01
Weighted average shares used to compute basic net income (loss) per share	68,014	65,939
Diluted net income (loss) per share	$(0.01)	$0.01
Weighted average shares used to compute diluted net income (loss) per share	68,014	66,157
(1) The Company recognized revenue of $30.2 million for the quarter ended December 31, 2024, as a result of the Tandem Choice program (see Note 2, “Summary of Significant Accounting Policies”). There was no comparative adjustment to sales for the quarter ended December 31, 2025.
(2) For the quarter ended December 31, 2024, the Company recognized charges to cost of sales of $0.6 million for Tandem Choice fulfillments in 2024. There was no comparative adjustment to cost of sales for the quarter ended December 31, 2025.
The numerator and denominator of the basic and diluted net income per share computations are calculated as follows for the three months ended December 31, 2024 (in thousands).

For the Quarter Ended
December 31, 2024
Net income - basic and diluted	$755

Weighted average shares outstanding - basic	65,939
Dilutive common share equivalents:
Options to purchase common stock	112
Warrants to purchase common stock	59
Awards to be granted under the ESPP	47
Weighted average shares outstanding - diluted	66,157
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

As of December 31, 2025, we carried out an evaluation, under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based on this evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective at a reasonable assurance level as of December 31, 2025.

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
As of December 31, 2025, our management assessed the effectiveness of our internal control over financial reporting using the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control-Integrated Framework (2013 Framework). Based on this assessment, our management concluded that, as of December 31, 2025, our internal control over financial reporting was effective.
Ernst & Young LLP, an independent registered public accounting firm, has issued an attestation report on the effectiveness of our internal control over financial reporting as of December 31, 2025 as stated in its report, which is included herein.
Changes in Internal Control Over Financial Reporting
There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) during the quarter ended December 31, 2025 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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

Report of Independent Registered Public Accounting Firm

To the Stockholders and the Board of Directors of Tandem Diabetes Care, Inc.

Opinion on Internal Control Over Financial Reporting

We have audited Tandem Diabetes Care, Inc.’s internal control over financial reporting as of December 31, 2025, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). In our opinion, Tandem Diabetes Care, Inc. (the Company) maintained, in all material respects, effective internal control over financial reporting as of December 31, 2025, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of December 31, 2025 and 2024, the related consolidated statements of operations and comprehensive loss, stockholders‘ equity and cash flows for each of the three years in the period ended December 31, 2025, and the related notes and our report dated February 19, 2026 expressed an unqualified opinion thereon.

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
February 19, 2026

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
The information required by this item that is not set forth above will be set forth in our definitive proxy statement for our 2026 annual meeting of stockholders (the Proxy Statement), to be filed with the SEC not later than 120 days after the end of the fiscal year ended December 31, 2025, under the headings “Election of Directors,” “Executive Officers,” “Certain Relationships and Related-Party Transactions,” “Corporate Governance-Director Independence, Agreements and Relationships,” “Legal Proceedings with Directors,” “Corporate Governance,” “Compensation Governance,” “Delinquent Section 16(a) Reports” and is incorporated herein by reference.

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

3. Exhibits.

		Incorporated by Reference
Exhibit Number	Exhibit Description	Form	File No.	Date of First Filing	Exhibit Number	Provided Herewith
3.1	Amended and Restated Certificate of Incorporation (as amended through August 1, 2023 and currently in effect).	10-Q	001-36189	3-Aug-23	3.1
3.2	Amended and Restated Bylaws (as amended through December 26, 2025 and currently in effect).	8-K	001-36189	30-Dec-25	3.2
4.1	Reference is made to Exhibits 3.1 and 3.2.
4.2	Description of Capital Stock.	10-K	001-36189	21-Feb-24	4.2
4.3	Form of Common Stock Certificate.	S-1/A	333-191601	1-Nov-13	4.1
4.4	Form of Warrant to Purchase Stock.	S-1	333-216531	8-Mar-17	4.3
4.7	Indenture, dated as of March 8, 2024, by and between the Company and U.S. Bank Trust Company, National Association, as Trustee.	8-K	001-36189	11-Mar-24	4.1
4.8	Form of Global Note, representing the Company’s 1.50% Convertible Senior Notes due 2029 (included as Exhibit A to the Indenture filed as Exhibit 4.1)	8-K	001-36189	11-Mar-24	4.2
10.1*	Tandem Diabetes Care, Inc. Amended and Restated 2013 Stock Incentive Plan.	DEF 14A	001-36189	26-Apr-18	Appendix B
10.2*	Tandem Diabetes Care, Inc. Amended and Restated 2013 Stock Incentive Plan.	10-Q	001-36189	30-Jul-20	10.2
10.3*	Form of Restricted Stock Unit Agreement under the Amended and Restated 2013 Stock Incentive Plan.	10-Q	001-36189	30-Jul-20	10.1

10.4*	Form of Stock Option Agreement under the Amended and Restated 2013 Stock Incentive Plan.	S-1/A	333-191601	1-Nov-13	10.7
10.5*	Form of Stock Option Agreement under the Amended and Restated 2013 Stock Incentive Plan (Non-Employee Directors).	S-1/A	333-191601	1-Nov-13	10.8
10.6*	Tandem Diabetes Care, Inc. Amended and Restated 2013 Employee Stock Purchase Plan, as amended.	S-8	333-279642	23-May-24	99.1
10.8*	Tandem Diabetes Care, Inc. 2023 Long-Term Incentive Plan, as amended.	S-8	333-279642	23-May-24	99.2
10.9*	Form of Restricted Stock Units Agreement under the 2023 Long-Term Incentive Plan.	10-Q	001-36189	3-Aug-23	10.2
10.10*	Employee Offer Letter, dated January 29, 2013, by and between Tandem Diabetes Care, Inc. and John F. Sheridan.	S-1	333-191601	7-Oct-13	10.13
10.11*	Amended and Restated Employment Severance Agreement, dated November 4, 2013, by and between Tandem Diabetes Care, Inc. and John F. Sheridan.	S-1/A	333-191601	8-Nov-13	10.17
10.12*	Amended and Restated Employment Severance Agreement, dated November 4, 2013, by and between Tandem Diabetes Care, Inc. and Susan M. Morrison.	S-1/A	333-191601	8-Nov-13	10.19
10.13*	Amended and Restated Employment Severance Agreement dated August 2, 2017, by and between Tandem Diabetes Care, Inc. and Leigh Vosseller.	S-1	333-222553	16-Jan-18	10.25
10.14*	Form of Indemnification Agreement for Directors and Officers	S-1	333-191601	7-Oct-13	10.11
10.15	Confidential Intellectual Property Agreement, dated July 10, 2012, by and between Tandem Diabetes Care, Inc. and Smiths Medical ASD, Inc.	S-1/A	333-191601	8-Nov-13	10.20
10.16†	Development Agreement, dated June 4, 2015 by and between Tandem Diabetes Care, Inc. and DexCom, Inc.	10-Q/A	001-36189	9-Nov-18	10.5
10.18†	Commercialization Agreement, dated November 20, 2020, by and between Tandem Diabetes Care, Inc. and DexCom, Inc.	10-K	001-36189	24-Feb-21	10.25
10.19†	License Agreement, dated July 14, 2016, by and between Tandem Diabetes Care, Inc. and TypeZero Technologies, LLC (acquired by DexCom, Inc.).	10-Q	001-36189	30-Apr-20	10.1
10.20†	Commercialization Agreement, dated January 14, 2022, by and between Tandem Diabetes Care, Inc. and Unomedical A/S.	10-K	001-36189	2-Feb-22	10.35

10.21†‡	Amendment No. 1 to Distributor Agreement, dated May 10, 2024, by and between Tandem Diabetes Care, Inc. and Unomedical a/s.	10-Q	001-36189	1-Aug-24	10.5
10.22	Office Lease dated September 15, 2021 by and between Tandem Diabetes Care, Inc. and Kilroy Realty L.P.	10-Q	001-36189	3-Nov-21	10.1
10.23*	Employee Offer Letter, dated October 31, 2023, by and between Tandem Diabetes Care, Inc. and Mark Novara.	10-K	001-36189	21-Feb-24	10.25
10.24*	Employee Offer Letter, dated June 10, 2024, by and between Tandem Diabetes Care, Inc. and Jean-Claude Kyrillos.	10-Q	001-36189	1-Aug-24	10.3
10.25*	Employment Severance Agreement, dated June 21, 2024, by and between Tandem Diabetes Care, Inc. and Jean-Claude Kyrillos.	10-Q	001-36189	1-Aug-24	10.4
10.26*	Employment Severance Agreement, dated January 6, 2020, by and between Tandem Diabetes Care, Inc. and Elizabeth Gasser.	10-K	001-36189	26-Feb-25	10.26
10.27†	Amended and Restated Development Agreement, dated May 21, 2024, by and between Tandem Diabetes Care, Inc. and Dexcom, Inc.	10-Q	001-36189	1-Aug-24	10.1
10.28†‡	Amendment No. 2 to Distributor Agreement, dated January 30, 2025, by and between Tandem Diabetes Care, Inc. and Unomedical a/s.	10-K	001-36189	26-Feb-25	10.28
10.29	Tandem Diabetes Care, Inc. Non-Employee Director Compensation Policy	10-K	001-36189	26-Feb-2025	10.29
10.30†	Amended and Restated Commercialization Agreement, dated May 21, 2024, by and between Tandem Diabetes Care, Inc. and Dexcom, Inc.	10-Q	001-36189	1-Aug-2024	10.2
19.1	Tandem Diabetes Care, Inc. Insider Trading Policy	10-K	001-36189	26-Feb-2025	19.1
21.1	Subsidiaries of the Registrant					X
23.1	Consent of Independent Registered Public Accounting Firm.					X
24.1	Power of Attorney (included on the signature page).					X
31.1	Certification of John F. Sheridan, Chief Executive Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					X
31.2	Certification of Leigh A. Vosseller, Chief Financial Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					X
32.1***	18 U.S.C. Section 1350 Certification by Chief Executive Officer of Tandem Diabetes Care, Inc.					X
32.2***	18 U.S.C. Section 1350 Certification by Chief Financial Officer of Tandem Diabetes Care, Inc.					X

97	Tandem Diabetes Care, Inc. Clawback Policy.	10-K	001-36189	21-Feb-24	97
101.INS	Inline XBRL Instance Document.					X
101.SCH	Inline XBRL Taxonomy Extension Schema Document.					X
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.					X
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.					X
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.					X
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.					X
104	Cover Page Interactive Data File (embedded within the Inline XBRL document).					X

†	Certain confidential portions of this exhibit have been redacted pursuant to Item 601(b)(10)(iv) of Regulation S-K. The Company has determined that such omitted information is (i) not material, and (ii) is of the type of information that the Company customarily and actually treats as private or confidential.
*	Indicates management contract or compensatory plan.
***	Certification pursuant to 18 U.S.C. Section 1350, adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, as amended; furnished herewith.
‡	Exhibits and/or schedules have been omitted pursuant to Item 601(a)(5) of Regulation S-K.

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
Date: February 19, 2026

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

Signature	Title	Date

/s/ JOHN F. SHERIDAN	President, Chief Executive Officer and Director (Principal Executive Officer)	February 19, 2026
John F. Sheridan

/s/ LEIGH A. VOSSELLER	Executive Vice President, Chief Financial Officer and Treasurer (Principal Financial and Accounting Officer)	February 19, 2026
Leigh A. Vosseller

/s/ SANDRA W. BEAVER	Director	February 19, 2026
Sandra W. Beaver

/s/ MYOUNGIL CHA	Director	February 19, 2026
Myoungil Cha

/s/ PEYTON R. HOWELL	Director	February 19, 2026
Peyton R. Howell

/s/ JOAO PAULO FALCAO MALAGUEIRA	Director	February 19, 2026
Joao Paulo Falcao Malagueira

/s/ KATHLEEN MCGRODDY-GOETZ	Director	February 19, 2026
Kathleen McGroddy-Goetz

/s/ REBECCA B. ROBERTSON	Chair of the Board	February 19, 2026
Rebecca B. Robertson

/s/ RAJWANT S. SODHI	Director	February 19, 2026
Rajwant S. Sodhi

/s/ CHRISTOPHER J. TWOMEY	Director	February 19, 2026
Christopher J. Twomey