Form 10-Q
period 2026-03-31
TANDEM DIABETES CARE INC
filed 2026-05-07
CIK 1438133

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
____________________________________________________________________________________________
FORM 10-Q
_____________________________________________________________________________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended March 31, 2026
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.   ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No   ☒
As of May 4, 2026, there were 68,529,089 shares of the registrant’s Common Stock outstanding.

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements.
TANDEM DIABETES CARE, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except par value)

	March 31,	December 31,
	2026	2025
Assets	(Unaudited)	(Note 1)
Current assets:
Cash and cash equivalents	$179,325	$90,634
Short-term investments	390,931	202,032
Accounts receivable, net	140,672	165,491
Inventories	126,400	128,769
Prepaid and other current assets	49,772	31,217
Total current assets	887,100	618,143
Property and equipment, net	83,250	83,580
Operating lease right-of-use assets	95,740	96,172
Equity method investments	56,486	60,351
Other long-term assets	30,818	22,866
Total assets	$1,153,394	$881,112
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$59,860	$47,067
Accrued expenses	19,238	21,012
Employee-related liabilities	55,695	70,409
Operating lease liabilities	20,109	19,472
Deferred revenue	8,954	9,527
Other current liabilities	84,103	75,237
Total current liabilities	247,959	242,724
Convertible senior notes, net - long-term	601,768	310,036
Operating lease liabilities - long-term	112,858	114,967
Deferred revenue - long-term	7,994	8,474
Other long-term liabilities	50,412	49,741
Total liabilities	1,020,991	725,942
Commitments and contingencies (Note 14)	—	—
Stockholders’ equity:
Common stock, $0.001 par value; 200,000 shares authorized, 68,504 and 68,291 shares issued and outstanding as of March 31, 2026 and December 31, 2025, respectively	69	68
Additional paid-in capital	1,400,218	1,402,044
Accumulated other comprehensive income	5,044	5,593
Accumulated deficit	(1,272,928)	(1,252,535)
Total stockholders’ equity	132,403	155,170
Total liabilities and stockholders’ equity	$1,153,394	$881,112
See accompanying notes to unaudited condensed consolidated financial statements.

TANDEM DIABETES CARE, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
(Unaudited)
(In thousands, except per share data)

	Three Months Ended March 31,
	2026	2025
Sales	$247,221	$234,422
Cost of sales	110,433	116,015
Gross profit	136,788	118,407
Operating expenses:
Selling, general and administrative	108,187	113,853
Research and development	46,035	50,215
Acquired in-process research and development expenses	—	75,217
Total operating expenses	154,222	239,285
Operating loss	(17,434)	(120,878)
Other income (expense), net:
Interest income and other income, net	3,626	4,193
Interest expense	(2,204)	(1,862)
Loss from equity method investments	(3,865)	(3,542)
Total other income (expense), net	(2,443)	(1,211)
Loss before income taxes	(19,877)	(122,089)
Income tax expense	516	8,467
Net loss	$(20,393)	$(130,556)
Other comprehensive income (loss):
Unrealized gain (loss) on short-term investments	$(1,027)	$423
Unrealized gain on cash flow hedges	1,702	—
Foreign currency translation gains (losses)	(1,224)	1,599
Comprehensive loss	$(20,942)	$(128,534)

Net loss per share - basic and diluted	$(0.30)	$(1.97)
Weighted average shares used to compute basic and diluted net loss per share	68,397	66,404
See accompanying notes to unaudited condensed consolidated financial statements.

TANDEM DIABETES CARE, INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(Unaudited)
(In thousands)

Three Months Ended March 31, 2026

	Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Total Stockholders’ Equity
	Shares	Amount
Balance at December 31, 2025	68,291	$68	$1,402,044	$5,593	$(1,252,535)	$155,170
Exercise of stock options	41	—	711	—	—	711
Vesting of restricted stock units, net of shares withheld for taxes	172	1	(2,407)	—	—	(2,406)
Stock-based compensation expense	—	—	15,170	—	—	15,170
Purchase of capped call options related to convertible notes due 2032	—	—	(15,300)	—	—	(15,300)
Unrealized loss on short-term investments	—	—	—	(1,027)	—	(1,027)
Unrealized gain on cash flow hedges	—	—	—	1,702	—	1,702
Foreign currency translation losses	—	—	—	(1,224)	—	(1,224)
Net loss	—	—	—	—	(20,393)	(20,393)
Balance at March 31, 2026	68,504	$69	$1,400,218	$5,044	$(1,272,928)	$132,403

Three Months Ended March 31, 2025

	Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Total Stockholders’ Equity
	Shares	Amount
Balance at December 31, 2024	66,264	$66	$1,312,804	$(1,947)	$(1,047,825)	$263,098
Exercise of stock options	43	—	701	—	—	701
Vesting of restricted stock units, net of shares withheld for taxes	261	1	(5,388)	—	—	(5,387)
Stock-based compensation expense	—	—	25,414	—	—	25,414
Unrealized gain on short-term investments	—	—	—	423	—	423
Foreign currency translation gains	—	—	—	1,599	—	1,599
Net loss	—	—	—	—	(130,556)	(130,556)
Balance at March 31, 2025	66,568	$67	$1,333,531	$75	$(1,178,381)	$155,292

See accompanying notes to unaudited condensed consolidated financial statements.

TANDEM DIABETES CARE, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(In thousands)

	Three Months Ended March 31,
	2026	2025
Operating Activities
Net loss	$(20,393)	$(130,556)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization expense	4,504	4,311
Amortization of debt issuance costs	576	505
Provision for expected credit losses	2,109	1,431
Operating lease and other impairment charges	—	6,697
Amortization of discount or (accretion of premium) on short-term investments	(747)	(1,148)
Loss from equity method investments	3,865	3,542
Stock-based compensation expense	15,660	25,489
Acquired in-process research and development expenses	—	75,217
Other	1,804	2,047
Changes in operating assets and liabilities:
Accounts receivable, net	22,680	(10,843)
Inventories	1,927	9,601
Prepaid and other current assets	(18,997)	(2,264)
Other long-term assets	(8,521)	718
Accounts payable	13,754	6,637
Employee-related liabilities	(14,743)	(13,708)
Deferred revenue	(1,078)	(1,596)
Operating leases and other current liabilities	7,892	4,998
Other long-term liabilities	762	644
Net cash provided by (used in) operating activities	11,054	(18,278)
Investing Activities
Purchases of short-term investments	(216,130)	(9,450)
Proceeds from maturities and redemptions of short-term investments	26,950	65,065
Purchases of property and equipment	(6,268)	(2,965)
Acquisition of in-process research and development	—	(43,464)
Net cash provided by (used in) investing activities	(195,448)	9,186
Financing Activities
Proceeds from issuance of convertible senior notes due 2032, net of $8,843 debt issuance costs	291,157	—
Payment for capped call transactions related to convertible senior notes due 2032	(15,300)	—
Cash used to settle withholding taxes on vested restricted stock, net of proceeds from issuance of common stock under Company stock plans	(1,696)	(4,688)
Net cash provided by (used in) financing activities	274,161	(4,688)
Effect of foreign exchange rate changes on cash	(1,076)	(1,880)
Net increase (decrease) in cash and cash equivalents	88,691	(15,660)
Cash and cash equivalents at beginning of period	90,634	69,234
Cash and cash equivalents at end of period	$179,325	$53,574
Supplemental disclosures of cash flow information
Income taxes (refunded) paid	$(290)	$1,559
Supplemental schedule of non-cash investing and financing activities
Operating lease right-of-use assets obtained in exchange for operating lease obligations	$1,853	$1,820
Purchases of property and equipment included in accounts payable and accrued expenses	$842	$4,195
Intangible costs in other long-term liabilities	$13,300	$—
See accompanying notes to unaudited condensed consolidated financial statements.

TANDEM DIABETES CARE, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
1. Organization and Basis of Presentation
The Company
Tandem Diabetes Care, Inc. is a global insulin delivery and diabetes technology company focused on the design, development, and commercialization of technology solutions that reduce the burden of diabetes management. Tandem Diabetes Care, Inc. is incorporated in the state of Delaware. Unless the context requires otherwise, the terms the “Company” or “Tandem” refer to Tandem Diabetes Care, Inc., together with its wholly-owned subsidiaries.
The Company’s strategy is to offer flexibility and choice in intelligent insulin delivery systems through an accessible portfolio of market-leading pumps, applications and insights. In support of this strategy, the Company’s pump platforms include t:slim X2 and Tandem Mobi (Mobi). Both pumps feature Control-IQ+ technology, which is the Company’s most advanced algorithm for managing insulin delivery, using information received from integrated continuous glucose monitoring (CGM) sensors. New software for the insulin pumps may be updated remotely by the individual users as new advancements become available. The insulin pumps are compatible with other complementary digital health offerings, such as the Company’s mobile application and cloud-based diabetes management applications. The Company’s insulin pumps are durable medical devices designed for multiple years of daily use. In addition, the Company sells disposable supplies used in conjunction with the pumps, which are replaced periodically. These supplies include cartridges for storing insulin, and infusion sets that contain a cannula and connect the pump to a user’s body to administer insulin.
Basis of Presentation and Principles of Consolidation
The Company has prepared the accompanying unaudited condensed consolidated financial statements in accordance with accounting principles generally accepted in the United States of America (U.S. GAAP) for interim financial information and pursuant to the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and disclosures required by U.S. GAAP for complete financial statements. In the opinion of management, the accompanying condensed consolidated financial statements include all adjustments, consisting only of normal and recurring adjustments, necessary for a fair presentation.
Interim financial results are not necessarily indicative of results anticipated for the full year or any other period(s). These unaudited condensed consolidated financial statements should be read in conjunction with the Company’s audited consolidated financial statements and accompanying notes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2025 (Annual Report), from which the condensed consolidated balance sheet presented as of December 31, 2025 herein was derived. The condensed consolidated financial statements include the accounts of Tandem Diabetes Care, Inc. and its wholly-owned subsidiaries. All significant intercompany balances and transactions have been eliminated in consolidation.
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
2. Summary of Significant Accounting Policies
There have been no material changes to the Company’s significant accounting policies during the three months ended March 31, 2026, as compared to those disclosed in the Annual Report.

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
Accounts Receivable
The Company grants credit to various customers in the ordinary course of business and is paid directly by customers who use its products, distributors and third-party insurance payors. The Company maintains an allowance for its current estimate of expected credit losses. Provisions for expected credit losses are estimated based on historical experience, assessment of specific customer-related risks, review of outstanding invoices, forecasts about the future, and various other assumptions and estimates that are believed to be reasonable under the circumstances, including the impact of broader macroeconomic conditions such as changes in credit risk, discretionary spending, and interest rates.. Uncollectible accounts are written off against the allowance after appropriate collection efforts have been exhausted and when it is deemed that a balance is uncollectible.
Operating Lease Right-of-Use Assets and Liabilities
Operating lease right-of-use assets represent the Company’s right to use an underlying asset for the lease term and lease liabilities represent its obligation to make lease payments arising from the lease. Operating lease right-of-use assets and liabilities are recognized when the Company takes possession of the leased property (the “Commencement Date”) based on the present value of lease payments over the lease term. For lease agreements that contain lease and non-lease components, the Company accounts for both of those components as a single lease component. Rent expense on noncancelable leases containing known future scheduled rent increases is recorded on a straight-line basis over the term of the respective leases beginning on the Commencement Date. The difference between rent expense and rent paid is accounted for as a component of operating lease right-of-use assets on the Company’s condensed consolidated balance sheets. Landlord improvement allowances and other similar lease incentives are recorded as a reduction of the right-of-use lease assets, and are amortized on a straight-line basis as a reduction to operating lease costs.
Intangible Assets Subject to Amortization
Finite-lived intangible assets are recorded at cost, net of accumulated amortization and, if applicable, impairment charges. Amortization of finite-lived intangible assets is recognized over their estimated useful lives using a straight-line or accelerated attribution method, depending on the economic benefit associated with the asset.
Impairment of Long-Lived Assets
Long-lived assets, such as property and equipment, operating lease right-of-use assets, and acquired intangible assets subject to amortization, are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. If circumstances require a long-lived asset or asset group to be tested for possible impairment, the Company first compares undiscounted cash flows expected to be generated by that asset or asset group to its carrying amount. If the carrying amount of the long-lived asset or asset group is not recoverable on an undiscounted cash flow basis, an impairment is recognized to the extent that the carrying amount exceeds its fair value. Fair value is determined using unobservable (Level 3) inputs, including discounted cash flow models, future estimated sublease income, and third-party independent appraisals, as considered necessary. There is uncertainty in the projected undiscounted future cash flows used in the Company’s impairment review analysis, which requires the use of estimates and assumptions. If actual performance does not meet or exceed projected performance, or if the assumptions used in the model change in the future, the Company may be required to recognize additional impairment charges in future periods. The Company recognized the impairment of operating lease right-of-use assets in the first quarter of 2025 (see Note 6, “Leases”). There were no other impairments of long-lived assets, including acquired intangible assets, during the three months ended March 31, 2026 and 2025.

Equity Method Investments
The Company held equity method investments of $56.5 million and $60.4 million as of March 31, 2026 and December 31, 2025, respectively. The Company uses the equity method to account for investments in companies if it owns more than 20% of the investee company’s outstanding equity or the investment provides the Company with the ability to exercise significant influence but not control over the operating and financial policies of the investee. The Company assesses whether it has significant influence by considering various factors, including the nature and magnitude of the investment, voting rights held and participation in the governance of the investee, if any. The Company may also consider additional relevant factors, such as the presence of other business relationships. Equity method investments are reviewed for impairment when events or changes in circumstances indicate that the carrying amount may not be recoverable. No impairment charges were recognized for equity method investments during the three months ended March 31, 2026.
The Company’s condensed consolidated net loss included its proportionate share of the net loss of its equity method investee, which was $3.9 million and $3.5 million for the three months ended March 31, 2026 and 2025, respectively.
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
The Company recognizes consideration based on when the performance obligation is satisfied, considering whether or not this occurs at a point in time or over time. Generally, insulin pumps, cartridges, infusion sets, and accessories are deemed performance obligations that are satisfied at a point in time when the customer obtains control of the promised good, which is typically upon shipment or delivery as title transfers. Certain complementary products, such as the Company’s data management and software update platforms, are considered distinct performance obligations that are satisfied over time, as access and support for these products is provided throughout the typical four-year warranty period of the insulin pumps. Accordingly, revenue related to these complementary products is deferred and recognized over the period of the performance obligation according to the agreement.
The Company allocates the transaction price to each individual performance obligations based on the standalone selling price. When standalone selling prices are not directly observable, the Company estimates such amounts using an expected cost plus a margin approach and allocates any residual consideration to the remaining performance obligations, as appropriate.
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
The following table provides a reconciliation of the changes in product warranty liabilities for the three months ended March 31, 2026, and 2025 (in thousands):

	Three Months Ended March 31,
	2026	2025
Balance at beginning of the period	$55,319	$51,408
Provision for warranties issued during the period	8,727	8,817
Settlements made during the period	(8,934)	(8,391)
Increases in warranty estimates	—	376
Balance at end of the period	$55,112	$52,210
As of March 31, 2026 and 2025, total product warranty reserves were included in the following consolidated balance sheet accounts (in thousands):

	March 31, 2026	December 31, 2025
Other current liabilities	$33,191	$33,277
Other long-term liabilities	21,921	22,042
Total warranty reserve	$55,112	$55,319

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
The fair value of restricted stock unit (RSU) awards issued under the Company’s stock incentive plans that vest solely based on service, is estimated based on the fair market value of the underlying stock on the date of grant. The fair value of RSU awards that vest based upon predefined Company performance metrics and the awardee’s continuing service through the measurement date is generally estimated based on the fair market value of the underlying stock on the date of grant and the probability that the specified performance criteria will be met. These awards vest upon the Company’s actual performance relative to predefined performance metrics and subject to the awardee’s continuous service through the respective measurement dates as defined in the award agreements. At each reporting period, the Company reassesses the probability of the achievement of such performance metrics. Any expense change resulting from an adjustment in the estimated shares to be released is recorded in the period of adjustment. For certain performance-based RSUs with market-based criteria, the Company uses a Monte Carlo methodology to estimate the fair value at the date of grant. With respect to RSU awards with a market condition, the Company recognizes compensation expense ratably over the requisite service period under an award based on the fair market value of the award at the time of grant, regardless of whether the market condition is satisfied. Previously recognized compensation cost would be reversed only if the employee terminated employment before completing the requisite service period.
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
For the three months ended March 31, 2026, and 2025, there was no difference in the weighted average number of shares used to calculate basic and diluted net loss per share due to the Company’s net loss position in each period.
The number of common share equivalents excluded from the computation of diluted earnings per share because either the effect would have been anti-dilutive, or the performance criteria related to the units had not yet been met, are as follows (in thousands):

	Three Months Ended March 31,
	2026	2025
Options to purchase common stock	90	115
Unvested restricted stock units	3,223	3,230
Warrants to purchase common stock	194	194
Awards granted under the ESPP	318	389
Convertible senior notes (if-converted)	12,034	9,513
	15,859	13,441

Recently Adopted Accounting Pronouncements
In September 2025, the FASB issued ASU 2025-06 Intangibles–Goodwill and Other–Internal-Use Software (Subtopic 350-40): Targeted Improvements to the Accounting for Internal-Use Software (ASU 2025-06), which modernizes the accounting guidance for internal-use software, including website development costs. The amendments eliminate the consideration of software development stages and introduce a new capitalization threshold based on the entity’s commitment to fund the project and the probability of completion. The Company early adopted ASU 2025-06 effective January 1, 2026 using the prospective method. The adoption of ASU 2025-06 did not have a material impact on the Company’s condensed consolidated financial statements.
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
3. Short-Term Investments
The Company invests in marketable securities primarily consisting of debt instruments of the United States Government, United States Government-sponsored enterprises, and financial institutions and corporations with strong credit ratings. The following represents a summary of the estimated fair value of short-term investments as of March 31, 2026 and December 31, 2025 (in thousands):

As of March 31, 2026	Amortized Cost	Gross Unrealized Gain	Gross Unrealized Loss	Estimated Fair Value
Available-for-sale securities:
United States Government-sponsored enterprises	$119,183	$422	$(86)	$119,519
United States Treasury securities	98,045	24	(169)	97,900
Commercial paper	25,152	3	(20)	25,135
Corporate debt securities	148,627	21	(271)	148,377
Total	$391,007	$470	$(546)	$390,931

As of December 31, 2025	Amortized Cost	Gross Unrealized Gain	Gross Unrealized Loss	Estimated Fair Value
Available-for-sale securities:
United States Government-sponsored enterprises	$101,230	$773	$(8)	$101,995
United States Treasury securities	34,267	71	—	34,338
Commercial paper	21,500	17	(1)	21,516
Corporate debt securities	44,082	102	(1)	44,183
Total	$201,079	$963	$(10)	$202,032

The contractual maturities of available-for-sale debt securities as of March 31, 2026, were as follows (in thousands):

	Years to Maturity
As of March 31, 2026	Within One Year	One to Two Years	Two to Three Years	Estimated Fair Value
United States Government-sponsored enterprises	$83,403	$33,122	$2,994	$119,519
United States Treasury securities	39,296	47,127	11,477	97,900
Commercial paper	25,135	—	—	25,135
Corporate debt securities	57,515	90,862	—	148,377
Total	$205,349	$171,111	$14,471	$390,931

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
4. Composition of Certain Financial Statement Items
Accounts Receivable
Accounts receivable, net consisted of the following as of March 31, 2026 and 2025 (in thousands):

	March 31,	December 31,
	2026	2025
Accounts receivable	$147,584	$173,884
Less: allowance for credit losses	(6,912)	(8,393)
Accounts receivable, net	$140,672	$165,491
Allowance for Credit Losses
The following table provides a reconciliation of the changes in the allowance for estimated accounts receivable credit losses for the three months ended March 31, 2026 and 2025 (in thousands):

	Three Months Ended March 31,
	2026	2025
Balance at beginning of the period	$8,393	$7,251
Provision for expected credit losses	2,109	1,431
Write-offs and adjustments, net of recoveries	(3,590)	(1,557)
Balance at end of the period	$6,912	$7,125

Inventories
Inventories consisted of the following as of March 31, 2026 and 2025 (in thousands):

	March 31,	December 31,
	2026	2025
Raw materials	$33,728	$31,770
Work-in-process	26,749	23,805
Finished goods	65,923	73,194
Total inventories	$126,400	$128,769
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
The following table presents information about the Company’s financial assets and liabilities measured at fair value on a recurring basis as of March 31, 2026 and December 31, 2025, and indicates the fair value hierarchy of the valuation techniques used by the Company to determine such fair value (in thousands):

	Fair Value Measurements as of March 31, 2026
	Total	Level 1	Level 2	Level 3
Assets
Cash equivalents(1)	$127,260	$127,260	$—	$—
Available-for-sale securities:
United States Government-sponsored enterprises	119,519	—	119,519	—
United States Treasury securities	97,900	97,900	—	—
Commercial paper	25,135	—	25,135	—
Corporate debt securities	148,377	—	148,377	—
Foreign exchange forward contracts	1,428	—	1,428	—
Total assets	$519,619	$225,160	$294,459	$—
Liabilities
Foreign exchange forward contracts	$37	$—	$37	$—
Total liabilities	$37	$—	$37	$—

	Fair Value Measurements as of December 31, 2025
	Total	Level 1	Level 2	Level 3
Assets
Cash equivalents(1)	$75,642	$75,642	$—	$—
Available-for-sale securities:
United States Government-sponsored enterprises	101,995	—	101,995	—
United States Treasury securities	34,338	34,338	—	—
Commercial paper	21,516	—	21,516	—
Corporate debt securities	44,183	—	44,183	—
Total assets	$277,674	$109,980	$167,694	$—
Liabilities
Foreign exchange forward contracts	$312	$—	$312	$—
Total liabilities	$312	$—	$312	$—
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
There were no transfers into or out of Level 3 assets during the three months ended March 31, 2026 and 2025, respectively.
Fair Value of Convertible Senior Notes
The Company’s Convertible Senior Notes are carried at amortized cost on the consolidated balance sheets (see Note 7, “Debt”). The Company estimated the fair value of its convertible senior notes based on Level 2 quoted market prices as follows (in thousands):

	Fair Value Measurements as of
	March 31, 2026	December 31, 2025
Convertible Senior Notes due 2029	$351,828	$324,979
Convertible Senior Notes due 2032	261,486	N/A
Total fair value of outstanding convertible senior notes	$613,314	$324,979

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
Operating Lease Impairment Charges
In the first quarter of 2025, the Company recorded operating lease impairment charges totaling $6.7 million in operating expenses. This included $3.6 million impairment related to a portion of the Company’s headquarters lease in connection with its sublease agreement. The impairment charge also included $3.1 million related to the transfer of certain development activities from Lausanne, Switzerland to the United States and changes in assumptions for estimated future sublease income for the Company’s Vista Sorrento lease.
Supplemental Lease Disclosure Information
The Company’s lease costs recorded in the consolidated statements of operations were as follows (in thousands):

	Three Months Ended March 31,
	2026	2025
Operating lease cost (excluding sublease income)	$4,285	$4,220
Short-term lease cost	23	7
Loss on lease termination and right-of-use asset impairment charges	—	6,697
Sublease income	(583)	(566)
Total lease cost	$3,725	$10,358
Maturities of operating lease liabilities as of March 31, 2026 were as follows (in thousands):

Years Ending December 31,
2026 (remaining)	$14,603
2027	22,370
2028	18,773
2029	16,856
2030	17,341
Thereafter	80,088
Total undiscounted lease payments	170,031
Less: amount representing interest	(37,064)
Present value of operating lease liabilities	132,967
Less: current portion of operating lease liabilities	(20,109)
Operating lease liabilities - long-term	$112,858

The weighted-average remaining lease term and weighted-average discount rate for operating leases were as follows:

	March 31, 2026	December 31, 2025
Weighted-average remaining lease term (in years)	8.3	8.6
Weighted-average discount rate used to determine operating lease liabilities	5.7%	5.8%
7. Debt

Convertible Senior Notes Due 2025
The Company’s 1.50% Convertible Senior Notes due 2025 (the 2025 Notes) matured in the second quarter of 2025 and the Company settled the balance of $40.8 million using existing cash balances.

Convertible Senior Notes Due 2029
On March 8, 2024, the Company completed an offering of $316.3 million aggregate principal amount of 1.50% Convertible Senior Notes due 2029 (the 2029 Notes). The proceeds from the issuance of the 2029 Notes were $306.8 million, net of debt issuance costs.
The Company used a portion of the net proceeds to repurchase a portion of the 2025 Notes, repurchase shares of common stock and pay the cost of the 2029 Capped Call Transactions discussed below.
The 2029 Notes are the Company’s senior unsecured obligations. Interest is payable in cash semi-annually in arrears on March 15 and September 15 of each year beginning on September 15, 2024, at a rate of 1.50% per year. The 2029 Notes mature on March 15, 2029 unless repurchased, redeemed, or converted in accordance with their terms before the maturity date.

The initial conversion rate for the 2029 Notes is 28.9361 shares of common stock per $1,000 principal amount of the 2029 Notes, which is equivalent to an initial conversion price of approximately $34.56 per share of the Company’s common stock (2029 Notes Conversion Price). The conversion rate is subject to customary adjustments for certain events as described in the indenture governing the 2029 Notes, but will not be adjusted for any accrued and unpaid interest. In addition, following certain corporate events that occur before the maturity date or if the Company delivers a notice of redemption with respect to the 2029 Notes, the Company will, in certain circumstances, increase the conversion rate for a holder who elects to convert its 2029 Notes in connection with such a corporate event or convert its 2029 Notes called (or deemed called) for redemption in connection with such notice of redemption, as the case may be.
The Company may not redeem the 2029 Notes before March 22, 2027. The Company has the option to redeem for cash all or any portion of the 2029 Notes on or after March 22, 2027 if the last reported sale price of the Company’s common stock has been at least 130% of the 2029 Notes Conversion Price then in effect for at least 20 trading days (whether or not consecutive), during any 30 consecutive trading day period, ending on, and including the trading day immediately preceding the date on which the Company provides notice of redemption, at a redemption price equal to 100% of the principal amount of the 2029 Notes to be redeemed, plus accrued and unpaid interest. No sinking fund is provided for the 2029 Notes.
Holders of the 2029 Notes may convert all or a portion of their 2029 Notes at their option before December 15, 2028, in multiples of $1,000 principal amounts, only under the following circumstances:
•during any calendar quarter commencing after the calendar quarter ending on June 30, 2024 (and only during such calendar quarter), if the last reported sale price of the Company’s common stock, for at least 20 trading days (whether or not consecutive) during a period of 30 consecutive trading days ending on, and including, the last trading day of the immediately preceding calendar quarter is greater than or equal to 130% of the 2029 Notes Conversion Price on each applicable trading day;

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
Convertible Senior Notes Due 2032
On February 27, 2026, the Company completed an offering of $300.0 million aggregate principal amount of 0.00% Convertible Senior Notes due 2032 (the 2032 Notes, and together with the 2029 Notes, the Notes), including the exercise in full of the initial purchasers’ option to purchase up to an additional $35.0 million principal amount of 2032 Notes. The proceeds from the issuance of the 2032 Notes were $291.2 million, net of debt issuance costs.
The Company used approximately $15.3 million of the net proceeds from the fffering to pay the cost of the 2032 Capped Call Transactions discussed below.
The 2032 Notes mature on March 15, 2032 unless repurchased, redeemed, or converted in accordance with their terms before the maturity date. The 2032 Notes will not bear regular interest.

The initial conversion rate for the 2032 Notes is 27.0362 shares of common stock per $1,000 principal amount of the 2032 Notes, which is equivalent to an initial conversion price of approximately $36.99 per share of the Company’s common stock (2032 Notes Conversion Price). The conversion rate is subject to customary adjustments for certain events as described in the indenture governing the 2032 Notes, but will not be adjusted for any accrued and unpaid special interest. In addition, following certain corporate events that occur prior to the maturity date or if the Company delivers a notice of redemption with respect to the 2032 Notes, the Company will, in certain circumstances, increase the conversion rate for a holder who elects to convert its 2032 Notes in connection with such a corporate event or convert its 2032 Notes called (or deemed called) for redemption in connection with such notice of redemption, as the case may be.
The Company may not redeem the 2032 Notes before March 20, 2029. The Company has the option to redeem for cash all or any portion of the 2032 Notes on or after March 20, 2029 if the last reported sale price of the Company’s common stock has been at least 130% of the 2032 Notes Conversion Price then in effect for at least 20 trading days (whether or not consecutive), during any 30 consecutive trading day period, ending on, and including the trading day immediately preceding the date on which the Company provides notice of redemption, at a redemption price equal to 100% of the principal amount of the 2032 Notes to be redeemed, plus accrued and unpaid special interest, if any, to, but excluding, the redemption date. No sinking fund is provided for the 2032 Notes.
Holders of the 2032 Notes may convert all or a portion of their 2032 Notes at their option before December 15, 2031, in multiples of $1,000 principal amounts, only under the following circumstances:
•during any calendar quarter commencing after the calendar quarter ending on June 30, 2026 (and only during such calendar quarter), if the last reported sale price of the Company’s common stock, for at least 20 trading days (whether or not consecutive) during a period of 30 consecutive trading days ending on, and including, the last trading day of the immediately preceding calendar quarter is greater than or equal to 130% of the 2032 Notes Conversion Price on each applicable trading day;

•during the five business day period after any ten consecutive trading day period (the measurement period) in which the trading price per $1,000 principal amount of the 2032 Notes for each trading day of the measurement period was less than 98% of the product of the last reported sale price of the Company’s common stock and the applicable conversion rate of the 2032 Notes on each such trading day;

•if the Company calls such 2032 Notes for redemption, at any time before the close of business on the second scheduled trading day immediately preceding the redemption date, but only with respect to the 2032 Notes called (or deemed called) for redemption; or

•on the occurrence of specified corporate events.

On or after December 15, 2031, until the close of business on the second scheduled trading day immediately preceding the maturity date, holders may convert all or any portion of their 2032 Notes, in integral multiples of $1,000 principal amount, at any time, regardless of the foregoing circumstances. Upon conversion, the Company will pay or deliver, as the case may be, cash, shares of common stock, or a combination of cash and shares of common stock, at the Company’s election, in the manner and subject to the terms and conditions provided in the indenture governing the 2032 Notes.
The net carrying amount of the Notes on the condensed consolidated balance sheets consisted of the following (in thousands):

	March 31, 2026	December 31, 2025
Principal amount:
Convertible Senior Notes Due 2029	$316,250	$316,250
Convertible Senior Notes Due 2032	300,000	N/A
Total principal amount	616,250	316,250
Unamortized debt issuance costs	(14,482)	(6,214)
Long-term senior convertible notes	$601,768	$310,036
As of March 31, 2026, the if-converted value of the 2029 and 2032 Notes did not exceed the principal amount. As of December 31, 2025, the if-converted value of the 2029 Notes did not exceed the principal amount.
The following table summarizes the effective interest rates for each of our convertible senior notes for the periods shown:

	Three Months Ended March 31,
	2026	2025
Effective interest rate:
Convertible Senior Notes Due 2025	N/A	2.2%
Convertible Senior Notes Due 2029	2.1%	2.1%
Convertible Senior Notes Due 2032	0.5%	N/A
The following table details interest expense related to the Notes recognized for the three months ended March 31, 2026, and 2025 (in thousands):

	Three Months Ended March 31,
	2026	2025
Contractual interest expense	$1,186	$1,339
Amortization of debt issuance costs	576	505
Total interest expense	$1,762	$1,844
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

2032 Capped Call Transactions

In connection with the issuance of the 2032 Notes, the Company entered into capped call transactions in March 2026 with certain counterparties at a net cost of $15.3 million (2032 Capped Call Transactions). The 2032 Capped Call Transactions are expected generally to reduce potential dilution to the common stock upon any conversion of the 2032 Notes and/or offset any cash payments the Company is required to make in excess of the principal amount of converted 2032 Notes, as the case may be, with such reduction and/or offset subject to a cap based on a cap price initially equal to $47.08 per share, and is subject to certain adjustments under the terms of the 2032 Capped Call Transactions.

For accounting purposes, each of the capped call transactions described above are separate transactions, and not part of the terms of the 2029 Notes or the 2032 Notes. As these transactions met certain criteria under the applicable accounting guidance, each of the capped call transactions were recorded in stockholders’ equity and were not accounted for as derivatives. The cost of the capped call transactions was recorded as a reduction of the Company’s additional paid-in capital in the Company’s condensed consolidated balance sheet and will not be remeasured.

8. Stockholders’ Equity
Shares Reserved for Future Issuance
The following shares of the Company's common stock were reserved for future issuance as of March 31, 2026 (in thousands):

Shares reserved for issuance upon conversion of convertible senior notes	17,262
Shares underlying outstanding warrants	194
Shares underlying outstanding stock options	2,632
Shares underlying unvested restricted stock units	3,272
Shares authorized for issuance pursuant to awards granted under the ESPP	1,934
Shares authorized for future equity award grants	740
Total	26,034
Common Stock Warrants

Warrants outstanding to purchase shares of the Company's common stock as of March 31, 2026 are equity-classified and were as follows:

Issue Date	Exercise Price Per Share	Warrants Outstanding	Expiration Date of Warrants Outstanding
March 2017	$23.50	193,788	March 2027
Each warrant allows the holder to purchase one share of common stock at the per share exercise price of the warrant.
Stock-Based Compensation
The following table summarizes the allocation of stock-based compensation expense included in the condensed consolidated statements of operations for all stock-based compensation arrangements (in thousands):

	Three Months Ended March 31,
	2026	2025
Cost of sales	$1,388	$1,725
Selling, general and administrative	10,072	16,377
Research and development	4,200	7,387
Total stock-based compensation expense	$15,660	$25,489
The total stock-based compensation expense capitalized as part of the cost of the Company’s inventories was $0.5 million and $1.2 million as of March 31, 2026 and December 31, 2025, respectively.

Restricted Stock Units
Restricted stock units (RSUs) generally have a grant value equal to the closing price of the Company’s common stock on the award date.
The total number of RSUs granted and the respective weighted average grant date fair value were as follows:

	Three Months Ended March 31,
	2026	2025
RSUs granted	162,532	90,543
Weighted average grant date fair value (per share)	$20.87	$27.33

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

As of March 31, 2026, the Company’s outstanding foreign currency forward contracts settle within one year. These contracts are designated as cash flow hedges. Unrealized gains or losses on these contracts are recorded in accumulated other comprehensive income (loss) (AOCI). Realized gains and losses of such contracts are recognized in revenue and operating expenses in the same period during which the hedged transactions affect the consolidated results of operations. The cash flow effects of our derivative contracts in the condensed consolidated statements of cash flows are included in net cash provided by operating activities. All derivative instruments are used solely for risk management purposes and are not for speculative trading purposes. For the periods presented, the Company did not have any non-designated hedges.

The notional value of foreign currency forward contracts outstanding related to forecasted transactions was $98.6 million as of March 31, 2026. The Company recorded an unrealized gain and an unrealized loss on foreign currency forward contracts of $1.4 million and $0.1 million, respectively, for the three months ended March 31, 2026.

The following table summarizes the effect of foreign currency forward contracts designated as hedging instruments in our condensed consolidated statements of operations (in thousands):

Three Months Ended March 31, 2026
Net Losses Reclassified from AOCI into Operating Income
Designated cash flow hedges:
Revenue	$(61)
Operating expense	$(11)

The Company did not enter into any foreign currency forward contracts that qualified for hedge accounting in the three months ended March 31, 2025, and therefore there were no derivative assets or liabilities, nor adjustments to revenue or operating expense as a result of cash flow hedges during this period.
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

11. Income Taxes

For the three months ended March 31, 2026, the Company recognized income tax expense of $0.5 million on a pre-tax loss of $19.9 million. The Company calculated the provision for income taxes for the three months ended March 31, 2026 by applying an estimate of the annual effective tax rate for the full year to ordinary loss adjusted by the tax impact of discrete items. Income tax expense for the three months ended March 31, 2026 was primarily attributable to state and foreign income tax expense as a result of current taxable income in certain jurisdictions.
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
The Company continues to maintain a full valuation allowance against its net deferred tax assets as of March 31, 2026, based on the current assessment that it is not more likely than not these future benefits will be realized before expiration.
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
The Company’s CODM is the Chief Executive Officer (CEO), who evaluates segment performance based on segment net income (loss) on a consolidated basis. Segment net income (loss) was consistent with the net loss amounts reported in the Company’s condensed consolidated statements of operations and comprehensive loss for the three months ended March 31, 2026 and 2025. There were no significant segment expenses that are regularly provided to the CODM other than those reported in the Company’s condensed consolidated statements of operations and comprehensive loss for the three months ended March 31, 2026 and 2025.
The Company’s CODM is provided segment assets information on a consolidated basis for the evaluation of Company performance. Total segment assets were consistent with total assets reported in the Company’s consolidated balance sheets for March 31, 2026 and December 31, 2025.
Disaggregation of Sales
Segment revenues were consistent with revenue reported in the Company’s condensed consolidated statements of operations and comprehensive loss for the three months ended March 31, 2026 and 2025. The Company primarily sells its products through national and regional distributors in the United States on a non-exclusive basis, and primarily through distribution partners internationally. In the United States, Canada and select countries in Europe, the Company also uses a direct sales force. The Company disaggregates its revenue by geography, major sales channel and product as management believes these categories best depict how the nature, amount and timing of revenues and cash flows are affected by economic factors.
During the three months ended March 31, 2026 and 2025, no individual country internationally generated revenue that represented more than 10% of total revenue. The table below sets forth revenues for the Company’s two primary geographical markets, based on the geographic location to which its products are shipped (in thousands):

	Three Months Ended March 31,
	2026	2025
United States	$160,843	$150,632
International	86,378	83,790
Total Sales	$247,221	$234,422

Sales within the pharmacy channel accounted for 6% of the Company’s United States sales for the three months ended March 31, 2026. Sales within the pharmacy channel were not material for the three months ended March 31, 2025. Sales to distributors accounted for 89% and 96% of the Company’s international sales for the three months ended March 31, 2026 and 2025, respectively.
During the three months ended March 31, 2026, pump sales were $110.4 million and supplies and other sales were $136.8 million. During the three months ended March 31, 2025, pump sales were $102.1 million and supplies and other sales were $132.3 million.
13. Acquisitions
In January 2025, the Company entered into an amendment agreement with AMF Medical that removed contingent liabilities included in the original share purchase agreement entered into in 2022. Under the revised terms, the Company agreed to pay CHF 68.0 million, consisting of a CHF 40.0 million ($43.5 million USD) payment made in January 2025 and a final payment of CHF 28.0 million ($35.1 million USD) made in October 2025. All other payment obligations under the original contract were removed. As the transaction was determined to be an asset acquisition, the total consideration of CHF 68.0 million ($75.2 million USD) was recognized as acquired in-process research and development (IPR&D) and the Company recorded a $3.4 million foreign currency transaction loss within other income (expense), net, in the Company’s condensed consolidated statements of operations and comprehensive loss in 2025.
14. Commitments and Contingencies
Legal and Regulatory Matters
From time to time, the Company is involved in various legal proceedings, regulatory matters, and other disputes or claims arising from or related to claims incident to the normal course of the Company’s business activities, including actions with respect to intellectual property, data privacy, employment, regulatory, product liability and contractual matters. Although the results of such legal proceedings and claims cannot be predicted with certainty, as of March 31, 2026 the Company believes it is not currently a party to any legal proceedings, regulatory matters, or other disputes or claims for which a material loss was considered probable or for which the amount or range of loss was reasonably estimable. However, regardless of the merit of the claims raised or the outcome, legal proceedings may have an adverse impact on the Company as a result of defense and settlement costs, diversion of management time and resources, and other factors.
Letters of Credit
As of March 31, 2026, in connection with one of the Company’s operating leases (see Note 6, “Leases”), the Company had a $4.9 million unsecured irrevocable standby letter of credit arrangement with a bank, under which the landlord of the building is the beneficiary. The Company is required to maintain the standby letter of credit throughout the term of the lease, which expires in April 2035.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.
You should read the following discussion and analysis together with our financial statements and related notes in Part I, Item 1 of this Quarterly Report on Form 10-Q for the quarter ended March 31, 2026 (Quarterly Report).
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
Forward-looking statements speak only as of the date they were made and we undertake no obligation to update or review any forward-looking statement because of new information, future events or other factors.
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

We develop our automated insulin delivery (AID) systems and related technology solutions using a consumer-focused approach. This has resulted in a differentiated device portfolio that provides users with the distinct features and functionality they seek and in a manner that makes the features usable and intuitive. We launched our flagship t:slim pump platform in August 2012, and its next generation, the t:slim X2, in October 2016. The t:slim X2 insulin pump is an all-in-one system that features a slim, sleek, user-friendly color touchscreen and holds up to 300 units of insulin. In 2024, we expanded our portfolio with the commercial availability of Mobi in the United States, starting with iOS control, followed by Android control in March 2026. Mobi is designed for people who seek even greater discretion and flexibility, and includes features such as expanded pump-control from a mobile application, inductive charging, and an on-pump button that can be used for bolusing and other actions. Our insulin pumps offer the option to detach in addition to Bluetooth connectivity and are typically used as part of an AID system.
When used as an AID system, our insulin pumps are integrated with a CGM and powered by our Control-IQ+ technology. Results from four independent pivotal studies using Control-IQ technology have been published in the New England Journal of Medicine since 2019. Control-IQ+ launched in 2025 and is our third and newest AID algorithm, which is available globally and indicated for people ages 2+ (type 1). In the United States, it is also indicated for use in pregnancy complicated by type 1 diabetes as well as people 18+ living with type 2 diabetes. This hybrid closed loop algorithm increases a user's time in targeted glycemic range (70-180 mg/dL) by predicting and helping to prevent the frequency and/or duration of hyperglycemic and/or hypoglycemic events. It is the only predictive algorithm featuring AutoBolus corrective bolusing. Control-IQ+ also offers an easy set-up feature and settings for sleep and exercise activities that adjust the algorithm parameters to better match the different physiological needs during these activities. In addition, in the first quarter of 2026 we offered users the choice of integrating with multiple CGM sensors, such as such as the Dexcom G6 and G7, and the Abbott FreeStyle Libre 2 Plus and FreeStyle Libre 3 Plus.
As part of our ecosystem of diabetes solutions, we also offer a web-based data management platform, Tandem Source, that provides users, their caregivers and their healthcare providers with a fast, easy and visual way to display diabetes therapy management data from our pumps and integrated CGMs. Tandem Source also provides us with data that we can analyze to reveal patterns, trends, outcomes and associations that can be used for product development and in the analysis of clinical outcomes data.
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
Third-Party Reimbursement
In the United States, we are pursuing a multi-channel coverage and reimbursement strategy, enhancing coverage and reimbursement through both the durable medical equipment (“DME”) and pharmacy channels. We believe this strategy will improve access and optimize the potential for better medical outcomes for people living with diabetes, while reducing the overall economic burden of diabetes care. This also provides our customers with flexibility in how they use their insurance benefits to simplify onboarding and provide them with the most advantageous reimbursement terms.
Through the medical benefit, pumps were historically reimbursed upfront, separate from the ongoing supply purchases. In 2025, we began contracting for customers to receive their pumps and supplies through a pharmacy benefit with the same upfront reimbursement structure as a medical benefit, but are evolving to an alternative pay-as-you-go reimbursement structure in 2026. This would eliminate the upfront pump reimbursement. With a lower upfront cost, this model is expected to increase adoption of our products by reducing a barrier for patients when evaluating pump therapy. Overall, we anticipate higher revenue in this model over the four-year life of each customer compared to a medical benefit today.

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
Reimbursement
•In 2026, our primary focus is to continue increasing our sales through the pharmacy benefit with improved scalability of operations, expanded coverage and a change in the reimbursement model. Our pharmacy contracts are structured as pay-as-you-go with reimbursement only for the ongoing supply purchases at a price premium to the DME model. Under this model, in the first quarter of 2026, we began experiencing a decrease in sales and gross profit when pumps are shipped. As pharmacy utilization scales, we expect the decrease in sales from pump shipments to be offset by an increase in supply sales and gross profit from both our existing installed base and increased volumes.
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
Cost of Sales
Cost of sales primarily consists of raw materials, labor costs, manufacturing overhead expenses, reserves for expected warranty costs, product training costs, royalties, and freight. Manufacturing overhead expenses include expenses relating to quality assurance, manufacturing engineering, material procurement, inventory control, facilities, equipment, information technology and operations supervision and management. When taking into consideration the differences in reimbursement levels and cost structure, pumps have historically had a higher gross profit and gross margin percentage than our pump-related supplies on a per unit basis. Therefore, the percentage of pump sales relative to total sales has had a significant impact on our overall gross margin percentage. Under the a pay-as-you-go model through the pharmacy benefit in the U.S., our overall gross profit and gross margin percentage may be negatively impacted when pumps are shipped during the initial stages of this new model, but may be partially or fully offset by the anticipated benefit from higher profits for our recurring sale of supplies.
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

Results of Operations

	Three Months Ended March 31,
(in thousands, except percentages)	2026	2025
Sales:
United States	$160,843	$150,632
International	86,378	83,790
Total sales	247,221	234,422
Cost of sales	110,433	116,015
Gross profit	136,788	118,407
Gross margin	55%	51%
Operating expenses:
Selling, general and administrative	108,187	113,853
Research and development	46,035	50,215
Acquired in-process research and development expenses	—	75,217
Total operating expenses	154,222	239,285
Operating loss	(17,434)	(120,878)
Other income (expense), net:
Interest income and other income, net	3,626	4,193
Interest expense	(2,204)	(1,862)
Loss from equity method investments	(3,865)	(3,542)
Total other income (expense), net	(2,443)	(1,211)
Loss before income taxes	(19,877)	(122,089)
Income tax expense	516	8,467
Net loss	$(20,393)	$(130,556)

Comparison of the Three Months Ended March 31, 2026 and 2025
Sales
For the three months ended March 31, 2026, we shipped more than 29,000 pumps worldwide. Sales were $247.2 million, which included $86.4 million of international sales. Sales were $234.4 million for the three months ended March 31, 2025, which included $83.8 million of international sales.

Sales by product in the United States were as follows (in thousands):

	Three Months Ended March 31,
	2026	2025
Pump	$77,941	$72,141
Supplies and other	82,902	78,491
Total Sales in the United States	$160,843	$150,632
For the first quarter 2026, sales in the United States increased primarily due to an increase in pump shipments and improved average selling prices for supply sales. Pump shipments were more than 19,000 pumps in the first quarter 2026 compared to more than 17,000 pumps for the first quarter 2025. Sales within the pharmacy channel accounted for 6% of sales in the United States for the first quarter 2026. Sales within the pharmacy channel were not material for the first quarter 2025.
International sales by product were as follows (in thousands):

	Three Months Ended March 31,
	2026	2025
Pump	$32,485	$29,950
Supplies and other	53,893	53,840
Total International Sales	$86,378	$83,790
For the first quarter 2026, total international sales increased primarily due to favorable changes in foreign exchange rates and improved average selling prices, partially offset by lower pump and supply volumes. International sales for the first quarter 2026 also increased due to a one-time benefit for transitioning to rental customers from distributors in Switzerland. Pump shipments were more than 10,000 pumps for the first quarter 2026 compared to more than 11,000 pumps for the first quarter 2025. The decrease in pump shipments was attributable to distributor destocking in anticipation of our initiation of direct sales activities in select countries, which began in the first quarter of 2026. Sales to distributors accounted for 89% of international sales in the first quarter of 2026 and 96% of international sales in the first quarter of 2025.
Cost of Sales and Gross Profit
Our cost of sales for the three months ended March 31, 2026 was $110.4 million, resulting in gross profit of $136.8 million, compared to cost of sales of $116.0 million and gross profit of $118.4 million for the same period in 2025. The gross margins for the three-month periods ended March 31, 2026 and 2025 were 55% and 51%, respectively. This increase in gross margin was primarily driven by improved average selling prices,as well as favorable impact from product mix, foreign currency and lower material costs.
Operating Expenses
Our operating expenses for the three months ended March 31, 2026 were $154.2 million, compared to $239.3 million for the three months ended March 31, 2025. The decrease was primarily driven by a reduction of one-time charges incurred in the first quarter 2025 including $75.2 million in IPR&D charges (see Note 13, “Acquisitions”) and $11.2 million in operating lease impairment charges and restructuring charges related to relocation of certain research and development activities. Additionally, operating expenses decreased due to a reduction of stock-based compensation expense.

Selling, General and Administrative Expenses. SG&A expenses were $108.2 million for the three months ended March 31, 2026, compared to $113.9 million for the same period in 2025. The decrease in SG&A expenses was primarily driven by a reduction of one-time charges incurred in the first quarter 2025, including $6.7 million of non-recurring facility impairment costs and $2.2 million of restructuring costs. These decreases were partially offset by a $9.5 million increase from commercial investments in our sales infrastructure, including sales force expansion in the United States, costs to support direct operations in Europe, and initiatives to create future efficiencies. Additionally, stock-based compensation expense decreased by $6.3 million.

	Three Months Ended March 31,
	2026	2025
Selling, general and administrative	$108,187	$104,966
Non-recurring facility impairment costs	—	6,697
Restructuring costs	—	2,190
Total SG&A expenses	$108,187	$113,853
Research and Development Expenses. R&D expenses were $46.0 million for the three months ended March 31, 2026, compared to $50.2 million for the same period in 2025. The decrease in R&D expenses was primarily driven by a reduction of one-time charges of $2.3 million for non-recurring restructuring costs incurred in the first quarter 2025. Additionally, stock-based compensation expense decreased by $3.2 million. The decrease in R&D expenses was partially offset by an increase in clinical trial expense.

	Three Months Ended March 31,
	2026	2025
Research and development	46,035	47,935
Restructuring costs	—	2,280
Total R&D expenses	$46,035	$50,215
Acquired In-Process Research and Development (IPR&D) Expenses. We did not incur any IPR&D expenses for the three months ended March 31, 2026. Acquired IPR&D expenses were $75.2 million for the three months ended March 31, 2025, which represented costs associated with the revised AMF purchase agreement (see Note 13, “Acquisitions”).
Other Income (Expense), Net
Total other income (expense), net for the three months ended March 31, 2026 was a loss of $2.4 million, compared to $1.2 million for the same period in 2025. Other income (expense), net for the three months ended March 31, 2026 primarily consisted of a $3.9 million loss on equity investment, $2.2 million of interest expense which included the amortization of debt issuance costs related to our convertible senior notes. This was partially offset by $3.6 million of interest income earned on our cash equivalents and short-term investments. Other expense, net for the three months ended March 31, 2025 primarily consisted of $3.5 million loss on equity investment and $1.9 million of interest expense which included the amortization of debt issuance costs related to our convertible senior notes, offset by $4.2 million of interest income earned on our cash equivalents and short-term investments.
Income Tax Expense (Benefit)
We recognized income tax expense of $0.5 million on a pre-tax loss of $19.9 million for the three months ended March 31, 2026, compared to income tax expense of $8.5 million on a pre-tax loss of $122.1 million for the three months ended March 31, 2025. Income tax expense for the three months ended March 31, 2026, was primarily attributable to state and foreign income tax expense as a result of current taxable income in certain jurisdictions.

Liquidity and Capital Resources
As of March 31, 2026, we had $570.3 million in cash and cash equivalents and short-term investments. We believe that our cash and cash equivalents, short-term investments, and future cash flows from operations will be sufficient to fund our ongoing core business activities for at least the next twelve months.
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
The following table shows a summary of our cash flows for the three months ended March 31, 2026 and 2025 (in thousands):

	Three Months Ended March 31,
	2026	2025
Net cash provided by (used in):
Operating activities	$11,054	$(18,278)
Investing activities	(195,448)	9,186
Financing activities	274,161	(4,688)
Effect of foreign exchange rate changes on cash	(1,076)	(1,880)
Net increase (decrease) in cash and cash equivalents	$88,691	$(15,660)
Operating Activities. Net cash provided by operating activities was $11.1 million for the three months ended March 31, 2026, compared to $18.3 million of cash used in the same period in 2025. For the three months ended March 31, 2026, net loss was $20.4 million, net non-cash adjustments were $27.8 million, and the change in working capital balances was an increase of $3.7 million. For the three months ended March 31, 2025, net loss was $130.6 million, net non-cash adjustments were $118.1 million and the change in working capital balances was a decrease of $5.8 million.
Investing Activities. Net cash used in investing activities was $195.4 million for the three months ended March 31, 2026, which primarily consisted of $216.1 million in purchases of short-term investments, and $6.3 million in purchases of property and equipment, partially offset by $27.0 million in proceeds from maturities and redemptions of short-term investment. Net cash provided by investing activities was $9.2 million for the three months ended March 31, 2025, which primarily consisted of $65.1 million in proceeds from maturities and redemptions of short-term investments, offset by $43.5 million paid for IPR&D, $9.5 million in purchases of short-term investments, and $3.0 million in purchases of property and equipment.
Financing Activities. Net cash provided by financing activities was $274.2 million for the three months ended March 31, 2026, which consisted of net proceeds of $291.2 million from the issuance of the 2032 Notes, partially offset by $15.3 million used to pay the cost of the capped call transactions related to the 2032 Notes. In addition, $1.7 million was used in payments for tax withholdings related to the issuance of common stock under our stock plans, net of proceeds received from common stock issuances for the period. Net cash used in financing activities was $4.7 million for the three months ended March 31, 2025, which consisted of payments for tax withholdings related to the issuance of common stock under our stock plans, partially offset by proceeds received from common stock issuances for the period.
Our liquidity position and capital requirements are subject to fluctuation based on a number of factors. In particular, our cash inflows and outflows are principally impacted by the following:

•our ability to generate sales, the timing of those sales, the quantity of pumps sold through the pharmacy channel under the pay-as-you-go reimbursement model, the mix of products sold and the collection of receivables from period to period;
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
Critical Accounting Policies and Estimates
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
There have been no material changes to our critical accounting policies and estimates from the information provided in Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Critical Accounting Policies Involving Management Estimates and Assumptions,” included in our Annual Report on Form 10-K for the year ended December 31, 2025.

Item 3. Quantitative and Qualitative Disclosures about Market Risk.

There were no material changes to our quantitative and qualitative disclosures about market risk during the three months ended March 31, 2026 contained in Part II, Item 7A of our Annual Report on Form 10-K for the fiscal year ended December 31, 2025, other than our entry into foreign currency forward contracts to mitigate the impact of foreign currency exchange rate fluctuations on the portions of our revenue and operating expenses and contractual payment obligations that are denominated in currencies other than the U.S. dollar. See Note 9 in Part I, Item 1 of this Quarterly Report on Form 10-Q for more information.
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
As of March 31, 2026, we carried out an evaluation, under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based on this evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective at a reasonable assurance level as of March 31, 2026.
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
Changes in Internal Control over Financial Reporting
In January 2026, we deployed an additional enterprise resource planning (ERP) system in connection with the expansion of our international operations. We have updated our internal control over financial reporting, where applicable, to accommodate related changes in our financial management processes resulting from this implementation. Except for changes in internal control related to the additional ERP system, there were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) during the quarter ended March 31, 2026 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION
Item 1. Legal Proceedings.
See “Commitments and Contingencies - Legal and Regulatory Matters” in Part I, Notes to Unaudited Condensed Consolidated Financial Statements, Note 14 of this Quarterly Report, as of March 31, 2026.
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
•Any concerns regarding the safety and efficacy of our products could limit sales and cause unforeseen negative effects on our business prospects and financial results.
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
Risks Related to Our Financial Results and Future Financings
•Our operating results may fluctuate significantly from quarter to quarter.
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

The risk factors set forth below marked with an asterisk (*) next to the title did not appear as separate risk factors in, or contain changes to the similarly titled risk factor included in, Part I, Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2025.
Risks Related to Our Business and Our Industry
We have incurred significant operating losses since inception and cannot assure you that we will achieve sustained profitability.*
Since our inception in January 2006, we have incurred a significant net loss. As of March 31, 2026, we had an accumulated deficit of $1.3 billion. To date, we have funded our operations primarily through cash collected from product sales, private and public offerings of our equity securities, and debt financings. We have devoted substantially all of our resources to the design, development and commercialization of our products, the scaling of our manufacturing and business operations, and the research and development of our current products and products under development.
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
We generate nearly all of our sales from the sale of our insulin pumps and the related insulin cartridges and infusion sets. Sales of these products may be negatively impacted by many factors, including:

•market acceptance of the insulin pumps and related products manufactured and sold by our key competitors, including Beta Bionics, Insulet, MiniMed (formerly Medtronic), mylife (formerly Ypsomed) and Sequel;
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

We are implementing a multi-channel managed care strategy in the United States that impacts the pricing model for our pumps and our supplies sold through the pharmacy channel. If our pharmacy channel strategy fails to achieve its intended outcome, our growth, business, results of operations, and financial condition could be materially and adversely impacted.*
We are implementing a multi-channel managed care strategy in the United States, which provides the opportunity for reimbursement through a pharmacy benefit as an alternative to a medical benefit. Historically, our insulin pump products have primarily been considered durable medical equipment (DME) with an expected lifespan of at least four years. Under the DME reimbursement model, our pumps are generally reimbursed upfront. In addition to our insulin pumps, we sell single-use products that are used with our pumps and are replaced every few days, including cartridges for storing and delivering insulin, and infusion sets that connect the insulin pump to a user’s body. Like some of our competitors, we have begun to implement a pharmacy benefit reimbursement model as an alternative to the DME model which will eliminate the upfront pump reimbursement. Under this new model, we have initially experienced, and may continue to experience, a decrease in sales and gross profit when pumps are shipped, and while we expect this decrease to be offset by an increase in supply sales and gross profit, there is no assurance that any decrease would be offset by these or other factors. As a result, our financial results may fluctuate or decline compared to prior periods. The success of this shift will depend on, among other things, alignment of and effective execution by our sales organization, timely release of features in our product roadmaps as well as their market acceptance, effective pricing of our offerings, and managing expected commitments to purchase our pumps and supplies. Growth in consumption of our pumps and supplies may in the future be harmed if we do not manage these factors effectively. Our expectation is that a lower upfront cost for pump therapy will accelerate market adoption of our pumps and increase the volume and sales of our supplies over time, which will increase our overall sales per customer. However, there can be no assurance that this strategy will prove successful or that once a customer is obtained, they will continue to purchase supplies in a quantity sufficient to make the strategy successful. As a result, this shift in strategy may materially and adversely impact our growth, business, results of operations and financial condition.
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
Our primary competitors are major medical device companies, primarily Beta Bionics, Insulet, MiniMed (formerly Medtronic), mylife (formerly Ypsomed) and Sequel. There are also a number of other companies developing and marketing their own insulin delivery systems and/or related software applications, including insulin pumps and Bluetooth-enabled insulin pens to support MDI therapy. Some of our primary competitors enjoy several competitive advantages over us, including:
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
Risks Related to Our Indebtedness
We have incurred a significant amount of indebtedness, and the agreements governing such indebtedness subject us to required debt service payments, which may restrict our financial flexibility and affect our ability to operate our business.*

From time to time, we have financed our liquidity needs under various credit arrangements and we may borrow additional funds in the future. In March 2024, we completed the offering of $316.3 million aggregate principal amount of 1.50% Convertible Senior Notes due 2029 (the 2029 Notes), which are governed by the terms of an indenture (the 2029 Notes indenture). In March 2024, we used the proceeds from the offering of the 2029 Notes to repurchase approximately $246.7 million aggregate principal amount of certain Convertible Senior Notes due 2025 (the 2025 Notes) in privately negotiated transactions with holders of the 2025 Notes and in the second quarter of 2025, all remaining 2025 Notes were paid in full. The 2029 Notes are our senior unsecured obligations, and will mature on March 15, 2029, unless earlier converted, redeemed or repurchased. Interest on the 2029 Notes is payable in cash semi-annually at a rate of 1.50% per year. In February 2026, we completed the offering of $300.0 million aggregate principal amount of 0.00% Convertible Senior Notes due 2032 (the 2032 Notes and, together with the 2029 Notes, the Notes), which are governed by the terms of an indenture (the 2032 Notes indenture and, together with the 2029 Notes indenture, the indentures). The 2032 Notes are our senior unsecured obligations, and will mature on March 15, 2032, unless earlier converted, redeemed or repurchased. The 2032 Notes will not bear regular interest and the principal amount of the 2032 Notes will not accrete.

Our failure to comply with certain obligations under the Notes, or inability to make required debt service payments, if any, could result in an event of default under the applicable indenture. A default, if not cured or waived, could result in acceleration of the indebtedness, which could have a material adverse effect on our business, financial condition and liquidity. Further, if our indebtedness is accelerated, we cannot be certain that cash will be available to pay the indebtedness and we may not have the ability to refinance the indebtedness on terms satisfactory to us or at all. A default under one indenture could also lead to a default under agreements governing our existing or future indebtedness, including the other indenture.
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
Servicing the Notes will require a significant amount of cash, and we may not have sufficient cash flow from our business to repay the Notes.*
Our ability to make scheduled payments of the principal and interest, if any, on the applicable Notes, or to refinance the applicable Notes depends on our future business operations and liquidity, which are subject, to numerous risks and uncertainties, including, market acceptance of our products, regulatory clearance, certification, or approval for our products, and the competitive environment in which we operate. Our business may not generate or sustain a level of cash flow from operations sufficient to service the Notes and any future indebtedness we may incur. If we are unable to generate sufficient cash flow, we may be required to adopt one or more alternatives, such as reducing or delaying capital expenditures, selling or licensing assets, refinancing indebtedness, or obtaining additional equity capital. Our ability to successfully engage in these activities will depend on a number of factors, including the value of our assets, our operating results and financial condition, the value of our common stock, and the status of the capital markets at such time. We may not be able to engage in any of these activities on commercially reasonable terms or at all, which could result in a default under the applicable Notes, or our future indebtedness.
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
We may not have sufficient cash or be able to obtain financing to repurchase the Notes upon a fundamental change, or to settle conversions of the Notes.*
Holders of the Notes have the right to require us to repurchase their Notes upon the occurrence of a fundamental change (as defined in the applicable indenture) at a repurchase price equal to 100% of the principal amount of the applicable Notes to be repurchased, plus accrued and unpaid interest, if any. In addition, upon conversion of the Notes, unless we elect to deliver solely shares of our common stock to settle such conversion, we will be required to settle all or a portion of our conversion obligation through the payment of cash, which could adversely affect our liquidity. However, we may not have enough available cash or be able to obtain financing at the time we are required to make repurchases of the Notes or settle conversions of the Notes. In addition, our ability to repurchase the Notes or to pay cash upon conversions of the Notes may be limited by agreements governing our future indebtedness. Our failure to repurchase Notes at a time when the repurchase is required by the indenture, or to pay any cash payable on future conversions of the Notes as required by the applicable indenture, would constitute an event of default under the indenture. A default under an indenture, or the fundamental change itself, could also lead to a default under agreements governing our existing or future indebtedness, including the other indenture. If the repayment of the related indebtedness were to be accelerated after any applicable notice or grace periods, we may not have sufficient funds to repay the indebtedness and repurchase the Notes or make cash payments upon conversions thereof.
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

Certain provisions in the indentures governing the Notes may delay or prevent an otherwise beneficial takeover attempt.*
Certain provisions in the indenture governing the Notes may make it more difficult or expensive for a third party to acquire us. For example, the terms of each series of the Notes require us to offer to repurchase such Notes in the event of a fundamental change and, in certain circumstances, to increase the conversion rate for a holder that converts its Notes in connection with a make-whole fundamental change (as defined in the applicable indenture governing such Notes). A takeover of the Company may trigger the requirement that we offer to repurchase the Notes and/or increase the conversion rate of the Notes for a holder that elects to convert its Notes, which could make it more costly for a potential acquirer to engage in such takeover. These and other provisions set forth in the indenture may have the effect of delaying or preventing a takeover of the Company that would otherwise be beneficial to investors.
The Capped Call Transactions may affect the value of the Notes and our common stock.*
In connection with the issuance of the 2029 Notes, we entered into capped call transactions (the 2029 Capped Call Transactions) with certain financial institutions (the 2029 option counterparties) and in connection with the issuance of the 2032 Notes, we entered into capped call transactions (the 2032 Capped Call Transactions and, together with the 2032 Capped Call Transactions, the Capped Call Transactions) with certain financial institutions (the 2032 option counterparties and, together with the 2029 option counterparties, the option counterparties). The Capped Call Transactions are expected generally to reduce the potential dilution to our common stock upon any conversion of the applicable series of Notes and/or offset any cash payments we are required to make in excess of the principal amount of converted Notes, as the case may be, with such reduction and/or offset subject to a cap.
The option counterparties or their respective affiliates may modify their hedge positions by entering into or unwinding various derivatives with respect to our common stock and/or purchasing or selling our common stock or other securities of ours in secondary market transactions before the applicable maturity of the Notes. This activity could also cause or avoid an increase or a decrease in the market price of our common stock or the applicable series of Notes, which could affect a note holder’s ability to convert the Notes.
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
We are subject to counterparty risk with respect to the Capped Call Transactions.*
The option counterparties are financial institutions, and we will be subject to the risk that any or all of them may default under the applicable Capped Call Transactions. If an option counterparty becomes subject to insolvency proceedings, we will become an unsecured creditor in those proceedings with a claim equal to our exposure at that time under the applicable Capped Call Transaction with such option counterparty. Our exposure will depend on many factors but, in general, an increase in our exposure will be correlated to an increase in the market price and volatility of our common stock. In addition, upon a default by an option counterparty, we may suffer more dilution than we currently anticipate with respect to our common stock.
Risks Related to Our Financial Results and Future Financings
Our operating results may fluctuate significantly from quarter to quarter.*
There has been and may continue to be meaningful variability in our operating results from quarter to quarter, as well as within each quarter, especially around the time of anticipated new product launches or regulatory clearances, certifications, or approvals by us or our competitors, and as a result of the commercial launch of our products in geographies internationally. Our operating results, and the variability of these operating results, will be affected by numerous factors, including:
•our ability to commercialize and sell our current and future products and our ability to increase sales and gross profit from our products, including insulin pumps and the related insulin cartridges and infusion sets;
•the success of new sales models and strategies, including our pay-as-you-go pharmacy channel reimbursement model and our transition to direct sales in select European countries;
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
We may need or otherwise determine to raise additional funds in the future and if we are unable to raise additional funds when necessary or desirable, we may not be able to achieve our strategic objectives.*
As of March 31, 2026, we had $570.3 million in cash, cash equivalents and short-term investments. Our management expects the continued growth of our business, including the expansion of our customer service infrastructure to support our growing base of customers, our plans to continue expanding commercial sales of our products internationally, the growth of our manufacturing and warehousing operations, and the increase of our facility footprint to accommodate additional headcount and R&D activities, will continue to increase our expenses. In addition, the amount of our future product sales is difficult to predict and actual sales may not be in line with our forecasts. Accordingly, our future capital requirements will depend on many factors, including:
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
Public health threats and other highly communicable diseases and outbreaks could adversely impact our operations, the operations of our customers, suppliers, distributors and other business partners, as well as the healthcare system in general. For example, certain development activities, such as human factors studies associated with our product development efforts and activities supporting the manufacturing scale-up for new products and the recruitment of participants in ongoing clinical studies, may be modified or delayed due to impacts of public health threats, which could negatively impact our development timelines and regulatory strategies. These delays could have a negative impact on our product commercialization efforts and the future demand for our products.
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
•federal and state laws governing the use, disclosure and security of personal information, including protected health information, such as HIPAA and the HITECH; and
•foreign and United States state law equivalents of each of the above federal laws which may apply to items or services reimbursed by any third-party payor, including commercial insurers. Additionally, some state and local laws require certain regulatory licenses to manufacture or distribute our products commercially and/or the registration of medical sales representatives in the jurisdiction.
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
Legislative or regulatory healthcare reforms, or other regulatory reforms, may result in downward pressure on the price of and decrease reimbursement for our products, and uncertainty regarding the healthcare regulatory environment could have a material adverse effect on our business.*

The sales of our products depend in part on the availability of coverage and reimbursement from third-party payors such as government health administration authorities, private health insurers, health maintenance organizations and other healthcare-related organizations. Both the federal and state governments in the United States continue to propose and pass new legislation and regulations designed to, among other things, expand healthcare coverage to more individuals, contain or reduce the cost of healthcare, and improve the quality of healthcare outcomes. For example, the Patient Protection and Affordable Care Act, as amended by the Health Care and Education Reconciliation Act (collectively, the Affordable Care Act or “ACA”) has substantially changed the way healthcare is financed by both governmental and private insurers and encourages improvements in the quality of healthcare items and services. In the future, additional changes could be made to governmental healthcare programs that could significantly impact the success of our products. This legislation and regulation may result in decreased reimbursement for medical devices, which may create additional pressure to reduce the prices charged for medical devices. Reduced reimbursement rates could significantly decrease our sales, which in turn would place significant downward pressure on our gross margins and impede our ability to become profitable. Further, on August 16, 2022, the Inflation Reduction Act of 2022 (the IRA 2022) was signed into law, which among other things, extends enhanced subsidies for individuals purchasing health insurance coverage in the Affordable Care Act marketplaces through plan year 2025. The IRA 2022 also eliminates the “donut hole” under the Medicare Part D program beginning in 2025 by significantly lowering the beneficiary maximum out-of-pocket cost and through a newly established manufacturer discount program. In addition, on July 4, 2025, the annual reconciliation bill, the OBBBA, was signed into law which is expected to reduce Medicaid spending and enrollment by implementing work requirements for some beneficiaries, capping state-directed payments, reducing federal funding, and limiting provider taxes used to fund the program. OBBBA also narrows access to the Affordable Care Act marketplace exchange enrollment and declined to extend the Affordable Care Act enhanced advanced premium tax credits, which expired at the end of 2025, which, among other provisions in the law, are anticipated to reduce the number of Americans with health insurance. Congress is considering proposed legislation intended to further reduce healthcare costs with alternatives to replace the expired ACA subsidies. Additionally, the current administration recently called on Congress to enact "The Great Healthcare Plan," to codify and expand Most-Favored Nation pricing, lower government subsidies to private insurance companies, increase healthcare price transparency, and enact restrictions on pharmacy benefit manager, or PBM, payment methodologies, among other things. In addition, on December 2, 2025, CMS finalized its proposed competitive bidding process for some medical equipment, including continuous glucose monitors and insulin pumps that could affect reimbursement rates for our products. In addition, CMS finalized a change in payment for these devices to a monthly rental basis which could impact when our pumps are shipped and corresponding sales are recognized.
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

Recent changes to the European Union regulatory framework for diagnostic medical devices may materially impact our operations, product availability, compliance costs, and market access in the EU. In July 2024, Regulation (EU) 2024/1860 (the Regulation) entered into application. The Regulation imposes new manufacturer obligations, including mandatory pre‑notification of supply interruptions starting January 10, 2025. In addition, the Regulation introduces the gradual rollout of EUDAMED, the EU’s central database for medical devices and diagnostics. Starting from May 28, 2026, the use of the first four modules will become mandatory: actor registration, UDI/Devices registration, notified bodies and certificates, and Market Surveillance. Failure to meet these new requirements may result in regulatory actions, restrictions on our ability to market our products in the EU, delays in product availability, reputational harm, or loss of sales. Furthermore, on December 16, 2025, the European Commission published a proposal to amend the MDR with the stated objective of simplifying and reducing the regulatory burden, addressing certification bottlenecks, and improving predictability while maintaining patient safety. The proposal includes broad changes, such as more flexible clinical‑evidence pathways, removal of fixed certificate validity periods, and adjustments to classification rules that may shift certain devices into lower risk categories.
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
In addition, the exit of the UK from the EU, commonly referred to as “Brexit” could lead to further regulatory divergence between the EU and the UK. On May 26, 2021, the MDR became applicable in the EU. However, the MDR is not applicable in Great Britain (i.e., England, Wales and Scotland), but does apply in Northern Ireland. In Great Britain, medical devices are governed by the Medical Devices Regulations 2002 (SI 2002 No. 618, as amended) (UK MDR 2002) which historically reflected a framework broadly aligned with the former MDD, but which has begun to diverge as part of the UK’s ongoing regulatory reform program. The UK’s regulator, the Medicines & Healthcare products Regulatory Agency (MHRA) has published a roadmap to new regulations for medical devices. The first of the regulations, which strengthen post-market surveillance requirements, came into force on June 17, 2025. Further updated regulations are scheduled to follow in 2026. Further divergence between the UK or Great Britain and the EU could result in additional compliance burdens, duplicative requirements, supply chain disruptions, or other non‑tariff barriers to trade. We could therefore, both now and in the future, face significant additional expenses to operate our business, which could significantly and materially harm or delay our ability to generate sales or achieve profitability of our business. Any further changes in international trade, tariff and import/export regulations as a result of Brexit or otherwise may impose unexpected duty costs or other non-tariff barriers on us. These developments, or the perception that any of them could occur, may significantly reduce global trade and, in particular, trade between the EU and the UK.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 5. Other Information.

During the quarter ended March 31, 2026, none of our officers (as defined in Rule 16a-1(f) under the Exchange Act) or directors adopted or terminated a “Rule 10b5-1 trading arrangements” and “non-Rule 10b5-1 trading arrangements” as those terms are defined in Item 408 of Regulation S-K.

During the quarter ended December 31, 2025, one of our officers (as defined in Rule 16a-1(f) under the Exchange Act) adopted a “Rule 10b5-1 trading arrangement” for the sale of our common stock, as set forth in the table below.

Name and Position	Action	Adoption/ Termination Date	Rule 10b5-1(1)	Non-Rule 10b5-1(2)	Total Shares of Common Stock to be Sold	Expiration Date
Mark Novara, Executive Vice President and Chief Commercial Officer	Adoption	December 4, 2025	X		(3)	March 31, 2027

(1) Contract, instruction or written plan intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) under the Exchange Act.
(2) “Non- Rule 10b5-1 trading arrangement” as defined in Item 408(c) of Regulation S-K under the Exchange Act.
(3) Mr. Novara’s Rule 10b5-1 trading plan provides for the sale of 6,469 shares of our common stock, plus 10% of the Net Shares of common stock issued to Mr. Novara upon settlement of restricted stock unit and performance stock unit awards. For purposes of the foregoing, “Net Shares” means the number of shares of common stock issued to Mr. Novara net of any shares surrendered to us or sold to cover withholding taxes. The maximum number of shares that could be subject to the Rule 10b5-1 trading plan is 7,481 which represents 6,469 shares of our common stock plus 10% of the number of shares issuable upon settlement of the applicable restricted stock unit and performance stock unit awards, assuming no shares are surrendered or sold to cover withholding tax.

Item 6. Exhibits.

		Incorporated by Reference				Provided Herewith
Exhibit Number	Exhibit Description	Form	File No.	Date of First Filing	Exhibit Number
3.1	Amended and Restated Certificate of Incorporation of the Registrant (as amended and currently in effect).	10-Q	001-36189	August 3, 2023	3.1
3.2	Amended and Restated Bylaws of the Registrant (as amended and currently in effect).	10-Q	001-36189	December 30, 2025	3.1
4.1	Indenture, dated as of February 27, 2026, by and between the Company and U.S. Bank Trust Company, National Association, as Trustee.	8-K	001-36189	February 27, 2026	4.1
4.2	Form of Global Note, representing the Company’s 0.00% Convertible Senior Notes due 2032.	8-K	001-36189	February 27, 2026	4.2
10.1	Form of Confirmation for Capped Call Transactions	8-K	001-36189	February 27, 2026	10.1
31.1	Certification of John F. Sheridan, Chief Executive Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					X
31.2	Certification of Leigh A. Vosseller, Chief Financial Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					X
32.1*	Certification of John F. Sheridan, Chief Executive Officer, pursuant to U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					X
32.2*	Certification of Leigh A. Vosseller, Chief Financial Officer, pursuant to U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					X
101.INS	Inline XBRL Instance Document.					X
101.SCH	Inline XBRL Taxonomy Extension Schema Document.					X
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.					X
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.					X
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.					X
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.					X
104	Cover Page Interactive Data File (embedded within the Inline XBRL Document contained in Exhibit 101).					X

*	This certification is not deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, or otherwise subject to the liability of that section. Such certification will not be deemed to be incorporated by reference into any filing under the Securities Act of 1933 or the Securities Exchange Act of 1934, except to the extent that the registrant specifically incorporates it by reference.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Tandem Diabetes Care, Inc.

Dated: May 7, 2026	By:	/s/ John F. Sheridan
John F. Sheridan President and Chief Executive Officer (on behalf of the registrant and as the registrant’s Principal Executive Officer)

Dated: May 7, 2026	By:	/s/ Leigh A. Vosseller
Leigh A. Vosseller Executive Vice President, Chief Financial Officer and Treasurer (Principal Financial and Accounting Officer)