Form 10-Q
period 2026-06-30
TANDEM DIABETES CARE INC
filed 2026-08-06
CIK 1438133

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
____________________________________________________________________________________________
FORM 10-Q
_____________________________________________________________________________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended June 30, 2026
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.   ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No   ☒
As of August 3, 2026, there were 69,578,707 shares of the registrant’s Common Stock outstanding.

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements.
TANDEM DIABETES CARE, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except par value)

	June 30,	December 31,
	2026	2025
Assets	(Unaudited)	(Note 1)
Current assets:
Cash and cash equivalents	$62,818	$90,634
Short-term investments	393,178	202,032
Accounts receivable, net	162,065	165,491
Inventories	135,106	128,769
Prepaid and other current assets	51,472	31,217
Total current assets	804,639	618,143
Property and equipment, net	84,501	83,580
Operating lease right-of-use assets	100,185	96,172
Equity method investment	132,271	60,351
Other long-term assets	32,606	22,866
Total assets	$1,154,202	$881,112
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$64,130	$47,067
Accrued expenses	25,539	21,012
Employee-related liabilities	53,261	70,409
Operating lease liabilities	20,265	19,472
Deferred revenue	8,430	9,527
Other current liabilities	81,380	75,237
Total current liabilities	253,005	242,724
Convertible senior notes, net - long-term	602,577	310,036
Operating lease liabilities - long-term	116,411	114,967
Deferred revenue - long-term	7,776	8,474
Other long-term liabilities	44,045	49,741
Total liabilities	1,023,814	725,942
Commitments and contingencies (Note 14)	—	—
Stockholders’ equity:
Common stock, $0.001 par value; 200,000 shares authorized, 69,540 and 68,291 shares issued and outstanding as of June 30, 2026 and December 31, 2025, respectively	70	68
Additional paid-in capital	1,418,011	1,402,044
Accumulated other comprehensive income	6,403	5,593
Accumulated deficit	(1,294,096)	(1,252,535)
Total stockholders’ equity	130,388	155,170
Total liabilities and stockholders’ equity	$1,154,202	$881,112
See accompanying notes to unaudited condensed consolidated financial statements.

TANDEM DIABETES CARE, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
(Unaudited)
(In thousands, except per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Sales	$254,560	$240,678	$501,781	$475,100
Cost of sales	109,780	114,823	220,213	230,838
Gross profit	144,780	125,855	281,568	244,262
Operating expenses:
Selling, general and administrative	111,642	109,596	219,829	223,449
Research and development	46,930	48,118	92,965	98,333
Acquired in-process research and development expenses	—	—	—	75,217
Litigation and settlement expense	—	19,951	—	19,951
Total operating expenses	158,572	177,665	312,794	416,950
Operating loss	(13,792)	(51,810)	(31,226)	(172,688)
Other income (expense), net:
Interest income and other income, net	1,225	(632)	4,851	3,561
Interest expense	(2,450)	(1,905)	(4,654)	(3,767)
Loss from equity method investment	(5,641)	(3,375)	(9,506)	(6,917)
Total other income (expense), net	(6,866)	(5,912)	(9,309)	(7,123)
Loss before income taxes	(20,658)	(57,722)	(40,535)	(179,811)
Income tax expense (benefit)	510	(5,322)	1,026	3,145
Net loss	$(21,168)	$(52,400)	$(41,561)	$(182,956)
Other comprehensive income (loss):
Unrealized gain (loss) on short-term investments	$(692)	$(98)	$(1,719)	$325
Unrealized gain (loss) on cash flow hedges	716	(612)	2,418	(612)
Foreign currency translation gains	1,335	4,380	111	5,979
Comprehensive loss	$(19,809)	$(48,730)	$(40,751)	$(177,264)

Net loss per share - basic and diluted	$(0.31)	$(0.78)	$(0.60)	$(2.74)
Weighted average shares used to compute basic and diluted net loss per share	69,011	67,050	68,706	66,729
See accompanying notes to unaudited condensed consolidated financial statements.

TANDEM DIABETES CARE, INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(Unaudited)
(In thousands)

Three Months Ended June 30, 2026

	Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Total Stockholders’ Equity
	Shares	Amount
Balance at March 31, 2026	68,504	$69	$1,400,218	$5,044	$(1,272,928)	$132,403
Exercise of stock options	2	—	29	—	—	29
Vesting of restricted stock units, net of shares withheld for taxes	493	—	(3,769)	—	—	(3,769)
Issuance of common stock for Employee Stock Purchase Plan	541	1	5,893	—	—	5,894
Stock-based compensation expense	—	—	15,640	—	—	15,640
Unrealized loss on short-term investments	—	—	—	(692)	—	(692)
Unrealized gain on cash flow hedges	—	—	—	716	—	716
Foreign currency translation gains	—	—	—	1,335	—	1,335
Net loss	—	—	—	—	(21,168)	(21,168)
Balance at June 30, 2026	69,540	$70	$1,418,011	$6,403	$(1,294,096)	$130,388

Six Months Ended June 30, 2026

	Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Total Stockholders’ Equity
	Shares	Amount
Balance at December 31, 2025	68,291	$68	$1,402,044	$5,593	$(1,252,535)	$155,170
Exercise of stock options	43	—	739	—	—	739
Vesting of restricted stock units, net of shares withheld for taxes	665	1	(6,176)	—	—	(6,175)
Issuance of common stock under Employee Stock Purchase Plan	541	1	5,893	—	—	5,894
Stock-based compensation expense	—	—	30,811	—	—	30,811
Purchase of capped call options related to convertible notes due 2029	—	—	(15,300)	—	—	(15,300)
Unrealized loss on short-term investments	—	—	—	(1,719)	—	(1,719)
Unrealized gain on cash flow hedges	—	—	—	2,418	—	2,418
Foreign currency translation gains	—	—	—	111	—	111
Net loss	—	—	—	—	(41,561)	(41,561)
Balance at June 30, 2026	69,540	$70	$1,418,011	$6,403	$(1,294,096)	$130,388
See accompanying notes to unaudited condensed consolidated financial statements.

Three Months Ended June 30, 2025

	Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Total Stockholders’ Equity
	Shares	Amount
Balance at March 31, 2025	66,568	$67	$1,333,531	$75	$(1,178,381)	$155,292
Exercise of stock options	10	—	171	—	—	171
Vesting of restricted stock units, net of shares withheld for taxes	502	1	(6,320)	—	—	(6,319)
Issuance of common stock for Employee Stock Purchase Plan	451	—	7,194	—	—	7,194
Stock-based compensation expense	—	—	25,675	—	—	25,675
Unrealized loss on short-term investments	—	—	—	(98)	—	(98)
Unrealized loss on cash flow hedges	—	—	—	(612)	—	(612)
Foreign currency translation gains	—	—	—	4,380	—	4,380
Net loss	—	—	—	—	(52,400)	(52,400)
Balance at June 30, 2025	67,531	$68	$1,360,251	$3,745	$(1,230,781)	$133,283

See accompanying notes to unaudited condensed consolidated financial statements.
Six Months Ended June 30, 2025

	Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Total Stockholders’ Equity
	Shares	Amount
Balance at December 31, 2024	66,264	$66	$1,312,804	$(1,947)	$(1,047,825)	$263,098
Exercise of stock options	53	—	871	—	—	871
Vesting of restricted stock units, net of shares withheld for taxes	763	1	(11,708)	—	—	(11,707)
Issuance of common stock under Employee Stock Purchase Plan	451	1	7,194	—	—	7,195
Stock-based compensation expense	—	—	51,090	—	—	51,090
Unrealized gain on short-term investments	—	—	—	325	—	325
Unrealized loss on cash flow hedges	—	—	—	(612)	—	(612)
Foreign currency translation gains	—	—	—	5,979	—	5,979
Net loss	—	—	—	—	(182,956)	(182,956)
Balance at June 30, 2025	67,531	$68	$1,360,251	$3,745	$(1,230,781)	$133,283
See accompanying notes to unaudited condensed consolidated financial statements.

TANDEM DIABETES CARE, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(In thousands)

	Six Months Ended June 30,
	2026	2025
Operating Activities
Net loss	$(41,561)	$(182,956)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization expense	8,974	8,678
Amortization of debt issuance costs	1,384	970
Provision for expected credit losses	5,358	3,577
Operating lease and other impairment charges	—	6,697
Amortization of discount or (accretion of premium) on short-term investments	(1,821)	(1,780)
Loss from equity method investment	9,506	6,917
Stock-based compensation expense	31,400	51,130
Acquired in-process research and development expenses	—	75,217
Other	1,005	424
Changes in operating assets and liabilities:
Accounts receivable, net	(3,082)	(13,516)
Inventories	(8,564)	12,058
Prepaid and other current assets	(18,502)	(2,348)
Other long-term assets	(11,134)	3,524
Accounts payable	23,500	5,739
Employee-related liabilities	(17,072)	(12,649)
Deferred revenue	(3,782)	(2,710)
Operating leases and other current liabilities	4,095	8,403
Other long-term liabilities	(3,280)	4,851
Net cash used in operating activities	(23,576)	(27,774)
Investing Activities
Purchases of short-term investments	(260,512)	(26,496)
Proceeds from maturities and redemptions of short-term investments	69,473	146,447
Purchases of property and equipment	(10,318)	(9,171)
Acquisition of in-process research and development	—	(43,464)
Purchases of equity investments, strategic investments, and intangible assets	(81,427)	—
Net cash provided by (used in) investing activities	(282,784)	67,316
Financing Activities
Proceeds from issuance of convertible senior notes due 2032, net of $8,843 debt issuance costs	291,157	—
Principal payments on convertible senior notes due 2025	—	(40,760)
Payment for capped call transactions related to convertible senior notes due 2032	(15,300)	—
Cash used to settle withholding taxes on vested restricted stock, net of proceeds from issuance of common stock under Company stock plans	458	(3,641)
Net cash provided by (used in) financing activities	276,315	(44,401)
Effect of foreign exchange rate changes on cash	2,229	(263)
Net decrease in cash and cash equivalents	(27,816)	(5,122)
Cash and cash equivalents at beginning of period	90,634	69,234
Cash and cash equivalents at end of period	$62,818	$64,112
Supplemental disclosures of cash flow information
Income taxes (refunded) paid	$(1,758)	$4,892
Supplemental schedule of non-cash investing and financing activities
Operating lease right-of-use assets obtained in exchange for operating lease obligations	$10,224	$—
Purchases of property and equipment included in accounts payable and accrued expenses	$1,851	$1,073
Intangible costs in other long-term liabilities	$13,300	$13,300
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
The Company’s strategy is to offer flexibility and choice in intelligent insulin delivery systems through an accessible portfolio of market-leading pumps, applications and insights. In support of this strategy, the Company’s pump platforms include t:slim X2 and Tandem Mobi (Mobi). Both pumps feature Control-IQ+ technology, which is the Company’s most advanced algorithm for managing insulin delivery, using information received from compatible continuous glucose monitoring (CGM) sensors. New software for the insulin pumps may be updated remotely by the individual users as new advancements become available. The insulin pumps are compatible with other complementary digital health offerings, such as the Company’s mobile application and cloud-based diabetes management applications. The Company’s insulin pumps are durable medical devices designed for multiple years of daily use. In addition, the Company sells disposable supplies used in conjunction with the pumps, which are replaced periodically. These supplies include cartridges for storing insulin, and infusion sets that contain a cannula and connect the pump to a user’s body to administer insulin.
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
The functional currency of each of the Company’s foreign subsidiaries is its respective local currency. The Company translates the financial statements of its foreign subsidiaries into U.S. dollars using period-end exchange rates for assets and liabilities and average exchange rates for each period for revenue, costs and expenses. Translation-related adjustments are included in other comprehensive income (loss) in the condensed consolidated statements of operations, and in accumulated other comprehensive income (loss) in the stockholders’ equity section of the Company’s condensed consolidated balance sheets. Foreign exchange gains or losses resulting from balances denominated in a currency other than the functional currency are recognized in interest income and other income, net in the Company’s condensed consolidated statements of operations.
2. Summary of Significant Accounting Policies
There have been no material changes to the Company’s significant accounting policies during the six months ended June 30, 2026, as compared to those disclosed in the Annual Report.

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
Accounts Receivable
The Company grants credit to various customers in the ordinary course of business and is paid directly by customers who use its products, distributors and third-party insurance payors. The Company maintains an allowance for its current estimate of expected credit losses. Provisions for expected credit losses are estimated based on historical experience, assessment of specific customer-related risks, review of outstanding invoices, forecasts about the future, and various other assumptions and estimates that are believed to be reasonable under the circumstances, including the impact of broader macroeconomic conditions such as changes in credit risk, discretionary spending, and interest rates. Uncollectible accounts are written off against the allowance after appropriate collection efforts have been exhausted and when it is deemed that a balance is uncollectible.
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
In the second quarter 2025, the Company and various Roche entities (collectively, Roche) entered into a Settlement, Mutual Release and Cross-License Agreement (the Settlement Agreement). The Settlement Agreement resolved all actual or potential patent disputes as of the agreement date, including the actions pending before courts of the Unified Patent Court in France and Germany.
Under the terms of the Settlement Agreement, the Company agreed to pay Roche $36.0 million over a four-year period, with an initial cash payment of $8.0 million and four equal annual installments thereafter. Based on a relative fair value approach, $13.3 million was capitalized as an intangible asset for the value of the license, which is being amortized over seven years, reflecting the estimated useful life of the acquired patents. The remaining consideration was expensed as settlement and litigation expense with related legal fees during the second quarter 2025. The Company paid its second annual payment of $7.0 million during the second quarter 2026.

Impairment of Long-Lived Assets
Long-lived assets, such as property and equipment, operating lease right-of-use assets, and acquired intangible assets subject to amortization, are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. If circumstances require a long-lived asset or asset group to be tested for possible impairment, the Company first compares undiscounted cash flows expected to be generated by that asset or asset group to its carrying amount. If the carrying amount of the long-lived asset or asset group is not recoverable on an undiscounted cash flow basis, an impairment is recognized to the extent that the carrying amount exceeds its fair value. Fair value is determined using unobservable (Level 3) inputs (see Note 5 “Fair Value Measurements”), including discounted cash flow models, future estimated sublease income, and third-party independent appraisals, as considered necessary. There is uncertainty in the projected undiscounted future cash flows used in the Company’s impairment review analysis, which requires the use of estimates and assumptions. If actual performance does not meet or exceed projected performance, or if the assumptions used in the model change in the future, the Company may be required to recognize additional impairment charges in future periods. The Company recognized the impairment of operating lease right-of-use assets in the first quarter of 2025 (see Note 6, “Leases”). There were no other impairments of long-lived assets, including acquired intangible assets, during the three and six months ended June 30, 2026 and 2025.
Equity Method Investment
The Company uses the equity method to account for investments in companies if it owns more than 20% of the investee company’s outstanding equity or the investment provides the Company with the ability to exercise significant influence but not control over the operating and financial policies of the investee. The Company assesses whether it has significant influence by considering various factors, including the nature and magnitude of the investment, voting rights held, and participation in the governance of the investee, if any. The Company may also consider additional relevant factors, such as the presence of other business relationships.
The Company held an equity method investment in CeQur SA (CeQur), a privately held company, of $132.3 million and $60.4 million as of June 30, 2026 and December 31, 2025, respectively. On May 22, 2026, the Company made an additional investment in CeQur of CHF 64.0 million ($81.4 million USD), remaining at an ownership level of less than 50%. The Company continues to account for the investment under the equity method. The additional investment was recorded as an increase to the carrying value of the existing equity method investment. In connection with the additional investment, the Company obtained, for an immaterial amount, the option to acquire the remainder of CeQur’s shares no earlier than 2028 at its sole discretion. In the event the option is exercised, the price to be paid will be calculated using a predetermined market-based formula. The Company recorded this call option in other long-term assets on the condensed consolidated balance sheets. The call option does not meet the criteria for derivative accounting.
Equity method investments are reviewed for impairment when events or changes in circumstances indicate that the carrying amount may not be recoverable. No impairment charges were recognized for the equity method investment during the three and six months ended June 30, 2026.
The Company’s condensed consolidated net loss included its proportionate share of the net loss of its equity method investee, which was $5.6 million and $9.5 million for the three and six months ended June 30, 2026, respectively, and $3.4 million and $6.9 million for the three and six months ended June 30, 2025, respectively.
Revenue Recognition
Revenue is generated primarily from sales of insulin pumps, single-use insulin cartridges and infusion sets to individual customers with third-party insurance coverage and through a network of distributors that resell the products to insulin-dependent diabetes customers. The Company recognizes revenue when it transfers control of the promised goods or services to customers in an amount that reflects the consideration to which the Company expects to be entitled in exchange for those goods or services, net of estimated rebates, prompt payment discounts, and a provision for product returns.

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
The Company allocates the transaction price to each individual performance obligation based on the standalone selling price. For the pay-as-you-go reimbursement model, the Company allocates a portion of the transaction price associated with the customer’s initial supply order to the pump based on its relative standalone selling price. When standalone selling prices are not directly observable, the Company estimates such amounts using an expected cost plus a margin approach and allocates any residual consideration to the remaining performance obligations, as appropriate.
Variable Consideration
The amount of variable consideration that is included in the transaction price is included in revenue only to the extent that it is probable that a significant reversal in the amount of the cumulative revenue recognized will not occur in a future period. The Company is subject to certain rebates on pricing programs with managed care organizations, including pharmacy benefit managers and governmental or third-party commercial payors. The terms of these programs may vary depending on the customer and contractual arrangements. The Company estimates provisions for rebates based on contractual arrangements, estimates of products sold subject to rebate, known market events or trends, and channel inventory data. Sales rebates are recorded as a reduction of revenue and are included within other current or long-term liabilities on the consolidated balance sheets, depending on the anticipated settlement period of the rebate. Actual rebate payments may differ from estimated amounts recorded in the accompanying consolidated financial statements.

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
Gains or losses on cash flow hedges are reclassified from other comprehensive income (loss) to earnings when the hedged transaction occurs and affects consolidated results. Gains or losses on fair value hedges are recognized in earnings immediately and offset against changes in the fair value of the underlying hedged asset, liability, or firm commitment. If the Company determines that a forecasted transaction is no longer probable or no longer qualifies for hedge accounting treatment, the Company discontinues hedge accounting and any related unrealized gain or loss on the derivative instrument is recognized in current earnings.

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
Experience has shown that initial data for any new pump version or pump platform may be insufficient. Therefore, the Company relies on long-term historical replacement data from existing platforms until sufficient data is available. As actual experience accumulates, the Company adjusts its warranty reserve estimate accordingly. In addition, the availability of replacement data may differ by country due to local compliance and privacy regulations, which may require the Company to estimate its warranty liability using available information or data from similar markets. The Company may further adjust the warranty reserve when appropriate, considering revised expectations of product performance based on enhanced hardware, or new features and capabilities that may become available through Tandem Device Updater, a tool that allows Tandem pump users to update their pump software from a personal computer. Warranty expense is recorded as a component of cost of sales in the consolidated statements of operations.
The following table provides a reconciliation of the changes in product warranty liabilities for the three and six months ended June 30, 2026 and 2025 (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Balance at beginning of the period	$55,112	$52,210	$55,319	$51,408
Provision for warranties issued during the period	9,420	9,656	18,148	18,473
Settlements made during the period	(9,767)	(9,308)	(18,702)	(17,699)
Increases in warranty estimates	—	1,645	—	2,021
Balance at end of the period	$54,765	$54,203	$54,765	$54,203
As of June 30, 2026 and December 31, 2025, total product warranty reserves were included in the following consolidated balance sheet accounts (in thousands):

	June 30, 2026	December 31, 2025
Other current liabilities	$32,962	$33,277
Other long-term liabilities	21,803	22,042
Total warranty reserve	$54,765	$55,319

Stock-Based Compensation
Stock-based compensation cost is measured at the grant date based on the estimated fair value of the award, and the portion that is ultimately expected to vest is recognized as compensation expense over the requisite service period on a straight-line basis.
The Company estimates the fair value of employee purchase rights under the Company’s Employee Stock Purchase Plan (ESPP) using the Black-Scholes option pricing model on the date of grant. The Black-Scholes option pricing model requires the use of assumptions, including stock price volatility, expected term, dividend yield and risk-free interest rate.

The fair value of restricted stock unit (RSU) awards issued under the Company’s stock incentive plans that vest solely based on service, is estimated based on the fair market value of the underlying stock on the date of grant. The fair value of RSU awards that vest based upon predefined Company performance metrics and the awardee’s continuing service through the measurement date is generally estimated based on the fair market value of the underlying stock on the grant date and the estimated probability of achieving the applicable performance conditions. The Company reassesses the probability of achieving such performance conditions each reporting period, and any resulting adjustment to compensation expense is recognized in the period of change. For certain performance-based RSUs with market-based criteria, the Company uses a Monte Carlo methodology to estimate the fair value at the date of grant. With respect to RSU awards with a market condition, the Company recognizes compensation expense ratably over the requisite service period under an award based on the fair market value of the award at the time of grant, regardless of whether the market condition is satisfied. Previously recognized compensation cost would be reversed only if the employee terminated employment before completing the requisite service period.
Net Loss Per Share
Basic net loss per share is computed by dividing the net loss by the weighted average number of common shares outstanding for the period, without consideration for common share equivalents. Diluted net loss per share is computed by dividing the net loss by the weighted average number of common shares outstanding, including all potentially dilutive common share equivalents. Dilutive common share equivalents are comprised of stock options and unvested RSUs outstanding under the Company’s stock incentive plans, potential awards to be granted pursuant to the ESPP, and common stock warrants, each calculated using the treasury stock method, and shares issuable upon conversion of the Company’s convertible senior notes calculated using the if-converted method.
For the three and six months ended June 30, 2026 and 2025, there was no difference in the weighted average number of shares used to calculate basic and diluted net loss per share due to the Company’s net loss position in each period.
The number of common share equivalents excluded from the computation of diluted earnings per share because either the effect would have been anti-dilutive, or the performance criteria related to the units had not yet been met, are as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Options to purchase common stock	80	113	89	114
Unvested restricted stock units	3,266	3,117	2,809	2,734
Warrants to purchase common stock	194	194	194	194
Awards granted under the ESPP	36	54	18	53
Convertible senior notes (if-converted)	17,261	9,159	14,662	9,335
	20,837	12,637	17,772	12,430

Recently Adopted Accounting Pronouncements
In September 2025, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) 2025-06 Intangibles–Goodwill and Other–Internal-Use Software (Subtopic 350-40): Targeted Improvements to the Accounting for Internal-Use Software (ASU 2025-06), which modernizes the accounting guidance for internal-use software, including website development costs. The amendments eliminate the consideration of software development stages and introduce a new capitalization threshold based on the entity’s commitment to fund the project and the probability of completion. The Company early adopted ASU 2025-06 effective January 1, 2026 using the prospective method. The adoption of ASU 2025-06 did not have a material impact on the Company’s condensed consolidated financial statements.
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
In November 2025, the FASB issued ASU 2025-09 Derivatives and Hedging (Topic 815): Hedge Accounting Improvements (ASU 2025-09). This update is intended to better align hedge accounting with entities’ risk management strategies and simplify application. Key provisions include allowing grouping of forecasted transactions with similar risk exposure, introducing a model for hedging variable-rate debt instruments that permit rate selection, permitting component hedging for certain nonfinancial forecasted transactions, clarifying treatment of certain compound derivatives, and restoring operability for specific dual hedge strategies. ASU 2025-09 is effective for fiscal years beginning after December 15, 2026, including interim periods, with early adoption permitted. The Company is currently evaluating ASU 2025-09 to determine the impact it may have on its consolidated financial statements.
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
3. Short-Term Investments
The Company invests in marketable securities primarily consisting of debt instruments of the United States Government, United States Government-sponsored enterprises, and financial institutions and corporations with strong credit ratings. The following represents a summary of the estimated fair value of short-term investments as of June 30, 2026 and December 31, 2025 (in thousands):

As of June 30, 2026	Amortized Cost	Gross Unrealized Gain	Gross Unrealized Loss	Estimated Fair Value
Available-for-sale securities:
United States Government-sponsored enterprises	$119,482	$166	$(163)	$119,485
United States Treasury securities	128,764	4	(468)	128,300
Commercial paper	19,492	—	(14)	19,478
Corporate debt securities	126,206	14	(305)	125,915
Total	$393,944	$184	$(950)	$393,178

As of December 31, 2025	Amortized Cost	Gross Unrealized Gain	Gross Unrealized Loss	Estimated Fair Value
Available-for-sale securities:
United States Government-sponsored enterprises	$101,230	$773	$(8)	$101,995
United States Treasury securities	34,267	71	—	34,338
Commercial paper	21,500	17	(1)	21,516
Corporate debt securities	44,082	102	(1)	44,183
Total	$201,079	$963	$(10)	$202,032

The contractual maturities of available-for-sale debt securities as of June 30, 2026 were as follows (in thousands):

	Years to Maturity
As of June 30, 2026	Within One Year	One to Two Years	Two to Three Years	Estimated Fair Value
United States Government-sponsored enterprises	$83,477	$33,021	$2,987	$119,485
United States Treasury securities	72,138	43,762	12,400	128,300
Commercial paper	19,478	—	—	19,478
Corporate debt securities	50,716	75,199	—	125,915
Total	$225,809	$151,982	$15,387	$393,178

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
4. Composition of Certain Financial Statement Items
Accounts Receivable
Accounts receivable, net consisted of the following as of June 30, 2026 and December 31, 2025 (in thousands):

	June 30,	December 31,
	2026	2025
Accounts receivable	$169,958	$173,884
Less: allowance for credit losses	(7,893)	(8,393)
Accounts receivable, net	$162,065	$165,491
Allowance for Credit Losses
The following table provides a reconciliation of the changes in the allowance for estimated accounts receivable credit losses for the three and six months ended June 30, 2026 and 2025 (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Balance at beginning of the period	$6,912	$7,125	$8,393	$7,251
Provision for expected credit losses	3,249	2,146	5,358	3,577
Write-offs and adjustments, net of recoveries	(2,268)	(3,176)	(5,858)	(4,733)
Balance at end of the period	$7,893	$6,095	$7,893	$6,095

Inventories
Inventories consisted of the following as of June 30, 2026 and December 31, 2025 (in thousands):

	June 30,	December 31,
	2026	2025
Raw materials	$37,162	$31,770
Work-in-process	28,475	23,805
Finished goods	69,469	73,194
Total inventories	$135,106	$128,769
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
The following table presents information about the Company’s financial assets and liabilities measured at fair value on a recurring basis as of June 30, 2026 and December 31, 2025, and indicates the fair value hierarchy of the valuation techniques used by the Company to determine such fair value (in thousands):

	Fair Value Measurements as of June 30, 2026
	Total	Level 1	Level 2	Level 3
Assets
Cash equivalents(1)	$41,222	$41,222	$—	$—
Available-for-sale securities:
United States Government-sponsored enterprises	119,485	—	119,485	—
United States Treasury securities	128,300	128,300	—	—
Commercial paper	19,478	—	19,478	—
Corporate debt securities	125,915	—	125,915	—
Foreign exchange forward contracts	2,234	—	2,234	—
Total assets	$436,634	$169,522	$267,112	$—
Liabilities
Foreign exchange forward contracts	$128	$—	$128	$—
Total liabilities	$128	$—	$128	$—

	Fair Value Measurements as of December 31, 2025
	Total	Level 1	Level 2	Level 3
Assets
Cash equivalents(1)	$75,642	$75,642	$—	$—
Available-for-sale securities:
United States Government-sponsored enterprises	101,995	—	101,995	—
United States Treasury securities	34,338	34,338	—	—
Commercial paper	21,516	—	21,516	—
Corporate debt securities	44,183	—	44,183	—
Total assets	$277,674	$109,980	$167,694	$—
Liabilities
Foreign exchange forward contracts	$312	$—	$312	$—
Total liabilities	$312	$—	$312	$—
(1)Generally, cash equivalents include money market funds and investments with a maturity of three months or less from the date of purchase.
The Company’s Level 1 financial instruments, which are in active markets, are valued using unadjusted quoted market prices for identical instruments.
The Company’s Level 2 financial instruments are valued using market prices on less active markets with observable valuation inputs such as interest rates and yield curves. The Company obtains the fair value of Level 2 financial instruments from quoted market prices, calculated prices, or quotes from third-party pricing services. The Company validates these prices through independent valuation testing and review of portfolio valuations provided by the Company’s investment managers. The Company’s foreign currency forward contracts are designated as cash flow hedges (see Note 9, “Derivatives”) and are commitments to purchase or sell a foreign currency at a future date at a negotiated forward rate. These contracts are marked-to-market by recognizing the difference between the contract forward exchange rate and the forward market exchange rate.
There were no transfers into or out of Level 3 assets during the three and six months ended June 30, 2026 and 2025.
Fair Value of Convertible Senior Notes
The Company’s convertible senior notes are carried at amortized cost on the consolidated balance sheets (see Note 7, “Debt”). As of June 30, 2026 and December 31, 2025, the Company estimated the fair value of its convertible senior notes based on Level 2 quoted market prices as follows (in thousands):

	Fair Value Measurements as of
	June 30, 2026	December 31, 2025
Convertible Senior Notes due 2029	$304,391	$324,979
Convertible Senior Notes due 2032	237,750	N/A
Total fair value of outstanding convertible senior notes	$542,141	$324,979

6. Leases
The Company’s leases consist of operating leases for facility space to support general office, research and development, manufacturing and warehouse facilities, and equipment. These non-cancellable operating leases have initial lease terms from two years to thirteen years.
Headquarters Lease
In September 2021, the Company entered into a lease agreement for 181,949 square feet of general administrative, laboratory, and research and development office space located on High Bluff Drive in San Diego, California (Headquarters Lease). The Headquarters Lease term expires in April 2035.
In December 2023, the Company entered into an agreement to sublease the Phase II portion of the leased premises under the Headquarters Lease from January 2025 through March 2029, for which accounting commenced in January 2025. The Company recognizes the sublease income on a straight-line basis over the term of the sublease which is classified in the Company’s consolidated statements of operations and comprehensive loss as a reduction of rent expense in selling, general and administrative expense (SG&A).
Operating Lease Impairment Charges
In the first quarter of 2025, the Company recorded operating lease impairment charges totaling $6.7 million in operating expenses. This included a $3.6 million impairment related to a portion of the Headquarters Lease in connection with its sublease agreement. The impairment charge also included $3.1 million related to the transfer of certain development activities from Lausanne, Switzerland to the United States and changes in assumptions for estimated future sublease income for the Company’s lease for space on Vista Sorrento Parkway in San Diego, California, which the Company ceased using in 2023.
Supplemental Lease Disclosure Information
The Company’s lease costs recorded in the consolidated statements of operations were as follows for the three and six months ended June 30, 2026 and 2025 (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Operating lease cost (excluding sublease income)	$4,209	$4,304	$8,461	$8,523
Short-term lease cost	25	111	48	118
Loss on lease termination and right-of-use asset impairment charges	—	—	—	6,697
Sublease income	(583)	(566)	$(1,165)	$(1,132)
Total lease cost	$3,651	$3,849	$7,344	$14,206
Maturities of operating lease liabilities as of June 30, 2026 were as follows (in thousands):

Years Ending December 31,
2026 (remaining)	$9,197
2027	22,367
2028	18,770
2029	17,606
2030	18,501
Thereafter	91,243
Total undiscounted lease payments	177,684
Less: amount representing interest	(41,008)
Present value of operating lease liabilities	136,676
Less: current portion of operating lease liabilities	(20,265)
Operating lease liabilities - long-term	$116,411

The weighted-average remaining lease term and weighted-average discount rate for operating leases were as follows as of June 30, 2026 and December 31, 2025:

	June 30, 2026	December 31, 2025
Weighted-average remaining lease term (in years)	8.6	8.6
Weighted-average discount rate used to determine operating lease liabilities	5.8%	5.8%

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
The Company used a portion of the net proceeds to repurchase a portion of the 2025 Notes, repurchase shares of common stock, and pay the cost of the 2029 Capped Call Transactions discussed below.
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
The Company may not redeem the 2029 Notes before March 22, 2027. The Company has the option to redeem for cash all or any portion of the 2029 Notes on or after March 22, 2027 if the last reported sale price of the Company’s common stock has been at least 130% of the 2029 Notes Conversion Price then in effect for at least 20 trading days (whether or not consecutive), during any 30 consecutive trading day period ending on, and including, the trading day immediately preceding the date on which the Company provides notice of redemption, at a redemption price equal to 100% of the principal amount of the 2029 Notes to be redeemed, plus accrued and unpaid interest. No sinking fund is provided for the 2029 Notes.
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
The Company used approximately $15.3 million of the net proceeds from the offering to pay the cost of the 2032 Capped Call Transactions discussed below.
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
The Company may not redeem the 2032 Notes before March 20, 2029. The Company has the option to redeem for cash all or any portion of the 2032 Notes on or after March 20, 2029 if the last reported sale price of the Company’s common stock has been at least 130% of the 2032 Notes Conversion Price then in effect for at least 20 trading days (whether or not consecutive), during any 30 consecutive trading day period ending on, and including, the trading day immediately preceding the date on which the Company provides notice of redemption, at a redemption price equal to 100% of the principal amount of the 2032 Notes to be redeemed, plus accrued and unpaid special interest, if any, to, but excluding, the redemption date. No sinking fund is provided for the 2032 Notes.
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
The net carrying amount of the Notes on the condensed consolidated balance sheets consisted of the following as of June 30, 2026 and December 31, 2025 (in thousands):

	June 30, 2026	December 31, 2025
Principal amount:
Convertible Senior Notes Due 2029	$316,250	$316,250
Convertible Senior Notes Due 2032	300,000	N/A
Total principal amount	616,250	316,250
Unamortized debt issuance costs	(13,673)	(6,214)
Long-term senior convertible notes	$602,577	$310,036
As of June 30, 2026, the if-converted value of the 2029 and 2032 Notes did not exceed the principal amount. As of December 31, 2025, the if-converted value of the 2029 Notes did not exceed the principal amount. No conversion features for the 2029 and 2032 Notes were triggered during the three and six months ended June 30, 2026.
The following table summarizes the effective interest rates for each of our convertible senior notes for the three and six months ended June 30, 2026 and 2025:

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Effective interest rate:
Convertible Senior Notes Due 2025	N/A	2.2%	N/A	2.2%
Convertible Senior Notes Due 2029	2.1%	2.1%	2.1%	2.1%
Convertible Senior Notes Due 2032	0.5%	N/A	0.5%	N/A
The following table details interest expense related to the Notes recognized for the three and six months ended June 30, 2026 and 2025 (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Contractual interest expense	$1,186	$1,237	$2,372	$2,576
Amortization of debt issuance costs	809	465	1,384	970
Total interest expense	$1,995	$1,702	$3,756	$3,546
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
8. Stockholders’ Equity
Shares Reserved for Future Issuance
The following shares of the Company’s common stock were reserved for future issuance as of June 30, 2026 (in thousands):

Shares reserved for issuance upon conversion of convertible senior notes	17,262
Shares underlying outstanding warrants	194
Shares underlying outstanding stock options	2,584
Shares underlying unvested RSUs	4,843
Shares authorized for issuance pursuant to awards granted under the ESPP	1,393
Shares authorized for future equity award grants	1,930
Total	28,206
Common Stock Warrants

Warrants to purchase shares of the Company’s common stock outstanding as of June 30, 2026 are equity-classified and were as follows:

Issue Date	Exercise Price Per Share	Warrants Outstanding	Expiration Date of Warrants Outstanding
March 2017	$23.50	193,788	March 2027
Each warrant allows the holder to purchase one share of common stock at the per share exercise price of the warrant.
Stock-Based Compensation
The following table summarizes the allocation of stock-based compensation expense included in the condensed consolidated statements of operations for all stock-based compensation arrangements for the three and six months ended June 30, 2026 and 2025 (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Cost of sales	$974	$1,751	$2,357	$3,476
Selling, general and administrative	10,786	16,544	20,862	32,919
Research and development	3,981	7,347	8,181	14,735
Total stock-based compensation expense	$15,741	$25,642	$31,400	$51,130
The total stock-based compensation expense capitalized as part of the cost of the Company’s inventories was $0.6 million and $1.2 million as of June 30, 2026 and December 31, 2025, respectively.

Restricted Stock Units
The total number of RSUs granted and the respective weighted average grant date fair value were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
RSUs granted	2,457,098	1,953,827	2,619,630	2,044,370
Weighted average grant date fair value (per share)	$17.09	$20.77	$17.33	$21.06
Employee Stock Purchase Plan
The Company records stock-based compensation expense associated with the ESPP using the Black-Scholes option pricing model. Valuations are performed on the grant date at the beginning of the purchase period, which generally occurs in May and November of each year. The assumptions used in the Black-Scholes option pricing model for the ESPP were as follows for the six months ended June 30, 2026 and 2025:

	Six Months Ended June 30,
	2026	2025
Weighted average grant date fair value (per share)	$6.45	$10.86
Risk-free interest rate	3.9%	4.1%
Dividend yield	0.0%	0.0%
Expected volatility	75.9%	74.9%
Expected term (in years)	1.3	1.3

9. Derivatives

Due to the global nature of the Company’s operations, a portion of its operating activities are denominated in currencies other than the U.S. dollar, exposing the Company to foreign currency exchange rate fluctuations. To mitigate the impact of these fluctuations, the Company uses foreign currency forward contracts to hedge a portion of its forecasted international revenue, operating expense and cost of sales.

As of June 30, 2026, the Company’s outstanding foreign currency forward contracts settle within one year. These contracts are designated as cash flow hedges. Unrealized gains or losses on these contracts are recorded in accumulated other comprehensive income (loss) (AOCI). Realized gains and losses of such contracts are recognized in revenue and operating expenses in the same period during which the hedged transactions affect the consolidated results of operations. The cash flow effects of our derivative contracts in the condensed consolidated statements of cash flows are included in net cash provided by operating activities. All derivative instruments are used solely for risk management purposes and are not for speculative trading purposes. For the periods presented, the Company did not have any non-designated hedges.

The notional value of foreign currency forward contracts outstanding related to forecasted transactions was $139.1 million as of June 30, 2026. The Company recorded unrealized gains on foreign currency forward contracts of $0.7 million and $2.4 million, respectively, for the three and six months ended June 30, 2026. The Company recorded unrealized losses of $0.6 million for both the three and six months ended June 30, 2025.

The following table summarizes the effect of foreign currency forward contracts designated as hedging instruments in our condensed consolidated statements of operations for the three and six months ended June 30, 2026 and 2025 (in thousands):

	Net Losses Reclassified from AOCI into Operating Income
	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Designated cash flow hedges:
Revenue	$420	$(478)	$359	$(478)
Operating expense	(47)	(27)	(59)	(27)

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
11. Income Taxes

For the three and six months ended June 30, 2026, the Company recognized income tax expense of $0.5 million and $1.0 million, respectively, on a pre-tax loss of $20.7 million and $40.5 million, respectively. The Company calculated the provision for income taxes for the three and six months ended June 30, 2026 by applying an estimate of the annual effective tax rate for the full year to ordinary loss adjusted by the tax impact of discrete items. Income tax expense for the three and six months ended June 30, 2026 was primarily attributable to state and foreign income tax expense as a result of current taxable income in certain jurisdictions.
For the three and six months ended June 30, 2025, the Company recognized income tax benefit of $5.3 million and tax expense of $3.1 million, respectively, on a pre-tax loss of $57.7 million and $179.8 million, respectively. The Company calculated the provision for income taxes for the three and six months ended June 30, 2025 by applying an estimate of the annual effective tax rate for the full year to ordinary loss adjusted by the tax impact of discrete items. Income tax benefit and expense for the three and six months ended June 30, 2025 was primarily attributable to federal, state and foreign income tax benefit and expense as a result of current taxable income in certain jurisdictions.
The Company continues to maintain a full valuation allowance against its net deferred tax assets as of June 30, 2026 based on the current assessment that it is not more likely than not these future benefits will be realized before expiration.
12. Business Segment and Geographic Information
Segment Reporting
Operating segments are identified as components of an enterprise about which discrete financial information is available for evaluation by the chief operating decision-maker (CODM) in making decisions regarding resource allocation and assessing performance. The Company is organized based on its current product portfolio, which consists primarily of insulin pumps, single-use insulin cartridges, and infusion sets for the storage and delivery of insulin. The Company views its operations and manages its business as one reporting segment because key operating decisions and resource allocations are made by the CODM using consolidated financial data. Accordingly, the Company is organized as a single operating segment and therefore a single reportable segment: Insulin Pumps and Supplies.
The Company’s CODM is the Chief Executive Officer (CEO), who evaluates segment performance based on segment net income (loss) on a consolidated basis. Segment net income (loss) was consistent with the net loss amounts reported in the Company’s condensed consolidated statements of operations and comprehensive loss for the three and six months ended June 30, 2026 and 2025. There were no significant segment expenses that are regularly provided to the CODM other than those reported in the Company’s condensed consolidated statements of operations and comprehensive loss for the three and six months ended June 30, 2026 and 2025.
The Company’s CODM is provided segment assets information on a consolidated basis for the evaluation of Company performance. Total segment assets were consistent with total assets reported in the Company’s consolidated balance sheets for June 30, 2026 and December 31, 2025.

Disaggregation of Sales
Segment revenues were consistent with revenue reported in the Company’s condensed consolidated statements of operations and comprehensive loss for the three and six months ended June 30, 2026 and 2025. The Company primarily sells its products through national and regional distributors in the United States on a non-exclusive basis, and primarily through distribution partners internationally. In the United States, Canada and select countries in Europe, the Company also uses a direct sales force. The Company disaggregates its revenue by geography, major sales channel, and product as management believes these categories best depict how the nature, amount, and timing of revenues and cash flows are affected by economic factors.
During the three and six months ended June 30, 2026 and 2025, no individual country internationally generated revenue that represented more than 10% of total revenue. The table below sets forth revenues for the Company’s two primary geographical markets, based on the geographic location to which its products are shipped (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
United States	$179,292	$170,209	$340,135	$320,841
International	75,268	70,469	161,646	154,259
Total Sales	$254,560	$240,678	$501,781	$475,100
Sales within the pharmacy channel accounted for 10% and 3% of the Company’s United States sales for the three months ended June 30, 2026 and 2025, respectively. Sales within the pharmacy channel accounted for 8% and 2% of the Company’s United States sales for the six months ended June 30, 2026 and 2025, respectively. Direct sales to customers accounted for 13% and 12% of the Company’s international sales for the three and six months ended June 30, 2026, respectively. Direct sales to customers accounted for 4% of the Company’s international sales for both the three and six months ended June 30, 2025.
During the three and six months ended June 30, 2026 and 2025, sales by product were as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Pump	$114,652	$111,871	$225,078	$213,962
Supplies and other	139,908	128,807	276,703	261,138
Total Sales	$254,560	$240,678	$501,781	$475,100
13. Acquisitions
In January 2025, the Company entered into an amendment agreement with AMF Medical SA that removed contingent liabilities included in the original share purchase agreement entered into in 2022. Under the revised terms, the Company agreed to pay CHF 68.0 million, consisting of a CHF 40.0 million ($43.5 million USD) payment made in January 2025 and a final payment of CHF 28.0 million ($35.1 million USD) made in October 2025. All other payment obligations under the original contract were removed. As the transaction was determined to be an asset acquisition, the total consideration of CHF 68.0 million ($75.2 million USD) was recognized as acquired in-process research and development (IPR&D) and the Company recorded a $3.4 million foreign currency transaction loss within other income (expense), net, in the Company’s condensed consolidated statements of operations and comprehensive loss in 2025.
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
The Company provides disclosure and records loss contingencies in accordance with the loss contingencies accounting guidance. In accordance with such guidance, the Company establishes accruals for such matters when potential losses become probable and can be reasonably estimated. If the Company determines that a loss is reasonably possible and the loss or range of loss can be estimated, the Company discloses the possible loss in its condensed consolidated financial statements.

Although the results of legal proceedings and claims cannot be predicted with certainty, as of June 30, 2026 the Company believes it is not currently a party to any legal proceedings, regulatory matters, or other disputes or claims for which a material loss was considered probable or for which the amount or range of loss was reasonably estimable. However, regardless of the merit of the claims raised or the outcome, legal proceedings may have an adverse impact on the Company as a result of defense and settlement costs, diversion of management time and resources, and other factors.
Letters of Credit
As of June 30, 2026, in connection with one of the Company’s operating leases (see Note 6, “Leases”), the Company had a $4.9 million unsecured irrevocable standby letter of credit arrangement with a bank, under which the landlord of the building is the beneficiary. The Company is required to maintain the standby letter of credit throughout the term of the lease, which expires in April 2035.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.
You should read the following discussion and analysis together with our financial statements and related notes in Part I, Item 1 of this Quarterly Report on Form 10-Q for the quarter ended June 30, 2026 (Quarterly Report).
This Quarterly Report contains forward-looking statements within the meaning of the federal securities laws, which statements are subject to considerable risks and uncertainties. These forward-looking statements are intended to qualify for the safe harbor from liability established by the Private Securities Litigation Reform Act of 1995. All statements included or incorporated by reference in this Quarterly Report, other than statements of historical fact, are forward-looking statements. You can identify forward-looking statements by the use of words such as “may,” “will,” “could,” “anticipate,” “expect,” “intend,” “believe,” “continue” or the negative of such terms, or other comparable terminology. Forward-looking statements also include the assumptions underlying or relating to such statements. In particular, forward-looking statements contained in this Quarterly Report may relate to, among other things, our future or assumed financial condition, results of operations, liquidity, trends impacting our financial results, the impact of our foreign currency forward hedging contracts, business forecasts and plans, research and product development plans, product pipelines, development timelines, manufacturing plans, strategic plans and objectives, capital needs and financing plans, product launches, geographic expansion, distribution plans, production capacity, clinical trials, regulatory approvals, competitive position and the impact of changes in the competitive environment, supply chain, and the businesses of our contract manufacturers and suppliers, integration of acquisitions and partner technologies, cybersecurity threats, macroeconomic pressures or uncertainties, and the application of accounting guidance. We caution you that the foregoing list may not include all of the forward-looking statements made in this Quarterly Report.
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
Forward-looking statements speak only as of the date they were made, and we undertake no obligation to update or review any forward-looking statement because of new information, future events or other factors except as required by law.
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

We develop our diabetes technology solutions using a consumer-focused approach. This has resulted in a differentiated insulin pump portfolio, including the t:slim X2 insulin pump (t:slim X2) and Tandem Mobi (Mobi), which provide users with distinct easy-to-use features and functionality. The t:slim X2 is an all-in-one system that features a slim, sleek, user-friendly color touchscreen and holds up to 300 units of insulin. Mobi is designed for people who seek even greater discretion and flexibility, and includes features such as expanded pump-control from a mobile application, inductive charging, and an on-pump button that can be used for bolusing and other actions. Our insulin pumps offer the option to detach in addition to Bluetooth connectivity and are typically used as part of an Automated Insulin Delivery (AID) system.
Our insulin pumps are compatible for use with industry-leading CGM sensors from Abbott and Dexcom. When used as an AID system, the CGM sensor data powers our Control-IQ+ technology. Results from four independent pivotal studies using Control-IQ technology have been published in the New England Journal of Medicine since 2019. Control-IQ+ launched in 2025 and is our third and newest AID algorithm, which is available globally and indicated for people ages 2+ (type 1). In the United States, it is also indicated for use in pregnancy complicated by type 1 diabetes as well as people 18+ living with type 2 diabetes. This hybrid closed loop algorithm increases a user’s time in targeted glycemic range (70-180 mg/dL) by predicting and helping to prevent the frequency and/or duration of hyperglycemic and/or hypoglycemic events. It is the only predictive algorithm featuring AutoBolus corrective bolusing. Control-IQ+ also offers an easy set-up feature and settings for sleep and exercise activities that adjust the algorithm parameters to better match the different physiological needs during these activities.
As part of our ecosystem of diabetes solutions, we also offer a web-based data management platform, Tandem Source, that provides users, their caregivers and their healthcare providers with a fast, easy and visual way to display diabetes therapy management data from our pumps and compatible CGM sensors. Tandem Source also provides us with data that we can analyze to reveal patterns, trends, outcomes and associations that can be used for product development and in the analysis of clinical outcomes data.
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
In support of this strategy, we continue to drive innovation in our Tandem pump platforms. This includes a novel, extended-wear infusion site option for Mobi that will transform the pump into a tubeless patch device. In the second quarter 2026, we submitted a 510(k) application with the U.S. Food and Drug Administration (FDA) for Tandem Mobi tubeless capability. In addition, our pipeline also includes a next-generation Mobi patch pump that leverages the technology acquired with the Sigi Patch Pump to deliver further miniaturization. Our development efforts also include extended-wear infusion set technology, dual glucose-ketone sensor compatibility, and algorithm advancement in pursuit of offering fully closed loop technology.
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
Through the medical benefit, pumps were historically reimbursed upfront, separate from the ongoing supply purchases. In 2025, we began contracting for customers to receive their pumps and supplies through a pharmacy benefit with the same upfront reimbursement structure as a medical benefit, but are evolving to an alternative pay-as-you-go reimbursement structure in 2026. This would eliminate the upfront pump reimbursement. Under this model, customers would no longer incur a significant upfront cost when a patient initiates pump therapy, thus reducing the initial financial burden and supporting broader patient access. With a lower upfront cost, this model is expected to increase adoption of our products by reducing a barrier for patients when evaluating pump therapy. Overall, we anticipate higher revenue in this model over the four-year life of each customer compared to the current medical benefit structure.

Internationally, insurance reimbursement models may vary by geography. In markets where we have direct operations, we are responsible for all reimbursement, tender application and fulfillment activities. Otherwise, that responsibility lies with our distributors.

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

•Seasonality in the United States is associated with annual insurance deductibles and coinsurance requirements of the insurance plan benefit used by our customers and the customers of our distributors. In the United States, we typically experience a higher volume of pump shipments in the second half of the year due to the nature of these reimbursement dynamics under the medical benefit. As we expand our access through the pharmacy benefit with no upfront reimbursement for an insulin pump, we anticipate there will be less of a seasonal impact on the business in future periods related to insurance deductibles and coinsurance requirements. Other factors that may impact sales across the year include the timing of seasonal holidays, particularly in our international markets.

•Regulatory approval and/or upcoming launches of new Tandem or competing products could also adversely impact timing of purchasing decisions.

•In periods following new product launches, particularly with new hardware platforms, our cost of sales may increase on a per unit basis until the new products achieve manufacturing scale and operating expenses may be elevated by increased sales and marketing spending to support the product launches.
Reimbursement
•In 2026, our primary focus is to continue increasing our sales through the pharmacy benefit with improved scalability of operations, expanded coverage and a change in the reimbursement model. Our pharmacy contracts are structured as pay-as-you-go with reimbursement for the ongoing supply purchases only, at a price premium to the DME model. Under this model, in 2026, we began experiencing a decrease in sales and gross profit when pumps are shipped. As pharmacy utilization scales, we expect the decrease in sales from pharmacy pump shipments to be offset by an increase in supply sales and gross profit from both our existing installed base and new customers.
•We generally have had broad insurance coverage for our products through third-party payors. Our sales and results of operations may be impacted by the failure to secure or retain adequate coverage consistent with current reimbursement levels, changes in reimbursement structures, or availability of affordable options for our customers.

Supply Chain

•We depend on a limited number of third-party suppliers for certain components and products. Their inability to provide an adequate supply of components or products could harm our business. For example, one of our key infusion set suppliers has recently experienced supply challenges, which has impacted our overall inventory levels and supply sales, and we expect inventory constraints to persist through 2026. If we are unable to obtain sufficient quantities of such supplies or other necessary components to meet demand on a timely basis going forward, we could lose additional customer orders, our reputation may be harmed, and our business could suffer.
Macroeconomic Factors
•Global economic and market uncertainty, such as recessionary concerns, changes in discretionary spending, and increased interest rates, have impacted our customers’ purchasing decisions and the buying patterns of our distributors.
•High inflation, fluctuations in foreign currency valuations, uncertainty regarding tariffs and trade relations, and the effects of other macroeconomic factors and concerns have disrupted and may continue to disrupt our relationships with suppliers, third-party manufacturers, healthcare providers, distributors, and our existing or potential customers, as well as impact our cost structure as more of our business is exposed to foreign currency fluctuations.
Components of Results of Operations
Sales
We offer products for people with insulin-dependent diabetes, including a portfolio of hardware platforms, single-use insulin cartridges and infusion sets, data management platforms, and mobile applications. Our primary customers are the end users of our products, non-exclusive distribution partners whose level of service varies based on geography, the healthcare professionals who prescribe our products, and the healthcare systems or payors who provide insurance coverage and access to our products. Our sales may fluctuate from period to period. See also “Trends and Uncertainties Impacting Financial Results” above.
Cost of Sales
Cost of sales primarily consists of raw materials, labor costs, manufacturing overhead expenses, reserves for expected warranty costs, product training costs, royalties, and freight. Manufacturing overhead expenses include expenses relating to quality assurance, manufacturing engineering, material procurement, inventory control, facilities, equipment, information technology, and operations supervision and management. When taking into consideration the differences in reimbursement levels and cost structure, pumps have historically had a higher gross profit and gross margin percentage than our pump-related supplies on a per unit basis. Therefore, the percentage of pump sales relative to total sales has had a significant impact on our overall gross margin percentage. Under the pay-as-you-go model through the pharmacy benefit in the United States, our overall gross profit and gross margin percentage may be negatively impacted when pumps are shipped during the initial stages of this new model, but that impact may be partially or fully offset by the anticipated benefit from higher profits for our recurring sale of supplies.
Selling, General and Administrative
Our SG&A expenses primarily consist of salary, cash-based incentive compensation, fringe benefits, and non-cash stock-based compensation for our sales, marketing and administrative functions in the United States and select international markets, which also includes our clinical, customer support, technical services, insurance verification and regulatory affairs personnel. Our sales territories are generally maintained by sales representatives and field clinical specialists, and supported by managed care liaisons, additional sales management, and other customer support personnel. Other significant SG&A expenses typically include costs of technology infrastructure for customer sales and support, commercialization activities associated with new product launches, travel, trade shows, outside legal fees, independent auditor fees, outside consultant fees, insurance premiums, facilities costs, and information technology costs.

Research and Development
Our R&D activities primarily consist of engineering and research programs associated with our hardware, software, and digital health products under development, as well as activities associated with our core technologies and processes. R&D expenses are primarily related to employee compensation, including salary, cash-based incentive compensation, fringe benefits, and non-cash stock-based compensation. We also incur R&D expenses for supplies, development prototypes, outside design and testing services, depreciation, allocated facilities and information services, clinical trials, payments under our licensing, development and commercialization agreements, and other indirect costs.
Acquired In-process Research and Development
Acquired IPR&D reflects costs of external research and development projects acquired directly in a transaction other than a business combination, which do not have an alternative future use.
Litigation and Settlement Expense
Litigation and settlement expense reflects costs of litigation and settlement in conjunction with the Settlement Agreement with Roche entered into during the second quarter of 2025.
Other Income and Expense, Net
Other income and expense primarily consist of interest earned on our cash equivalents and short-term investments, income or loss from equity method investment, foreign currency transaction gains and losses, and interest expense, which includes the amortization of debt issuance costs related to our convertible senior notes.
Income Tax Expense (Benefit)
Due to the full valuation allowance against our domestic and foreign deferred tax assets, our consolidated tax provision or benefit in any period is a result of current taxable income or losses generated in the jurisdictions in which we operate as well as reserves established for current period tax uncertainties.

Results of Operations

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands, except percentages)	2026	2025	2026	2025
Sales:
United States	$179,292	$170,209	$340,135	$320,841
International	75,268	70,469	161,646	154,259
Total sales	254,560	240,678	501,781	475,100
Cost of sales	109,780	114,823	220,213	230,838
Gross profit	144,780	125,855	281,568	244,262
Gross margin	57%	52%	56%	51%
Operating expenses:
Selling, general and administrative	111,642	109,596	219,829	223,449
Research and development	46,930	48,118	92,965	98,333
Acquired in-process research and development expenses	—	—	—	75,217
Litigation and settlement expense	—	19,951	—	19,951
Total operating expenses	158,572	177,665	312,794	416,950
Operating loss	(13,792)	(51,810)	(31,226)	(172,688)
Other income (expense), net:
Interest income and other income, net	1,225	(632)	4,851	3,561
Interest expense	(2,450)	(1,905)	(4,654)	(3,767)
Loss from equity method investment	(5,641)	(3,375)	(9,506)	(6,917)
Total other income (expense), net	(6,866)	(5,912)	(9,309)	(7,123)
Loss before income taxes	(20,658)	(57,722)	(40,535)	(179,811)
Income tax expense (benefit)	510	(5,322)	1,026	3,145
Net loss	$(21,168)	$(52,400)	$(41,561)	$(182,956)

Comparison of the Three Months Ended June 30, 2026 and 2025
Sales
For the three months ended June 30, 2026, we shipped more than 33,000 pumps worldwide. Sales were $254.6 million, which included $75.3 million of international sales. Sales were $240.7 million for the three months ended June 30, 2025, which included $70.5 million of international sales. Overall, the increase was primarily driven by an improvement in price, favorable channel mix and increased pump volumes, while supply sales were impacted by an inventory constraint relating to a key supplier.

Sales by product in the United States were as follows (in thousands):

	Three Months Ended June 30,
	2026	2025
Pump	$83,002	$85,467
Supplies and other	96,290	84,742
Total Sales in the United States	$179,292	$170,209

For the second quarter 2026, sales in the United States increased primarily due to favorable channel dynamics with the increased adoption of the new pharmacy channel business model. The adoption of this model resulted in a decrease in pump average selling prices that was more than offset by a corresponding increase in supply prices. This change in reimbursement structure was effective beginning in the first quarter 2026. Pump shipments grew to more than 22,000 pumps in the second quarter 2026 compared to approximately 21,000 pumps for the second quarter 2025. Supply sales increased although volumes were impacted by the constraint in inventory. Sales through the pharmacy channel accounted for 10% and 3% of sales in the United States for the second quarter 2026 and 2025, respectively.
International sales by product were as follows (in thousands):

	Three Months Ended June 30,
	2026	2025
Pump	$31,650	$26,404
Supplies and other	43,618	44,065
Total International Sales	$75,268	$70,469
For the second quarter 2026, total international sales increased primarily due to improved average selling prices, an increase in pump shipments, and favorable changes in foreign exchange rates, offset by lower supply sales due to the inventory constraint. Pump shipments were approximately 11,000 pumps in the second quarter 2026 compared to approximately 9,000 pumps for the second quarter 2025. Direct sales to customers accounted for 13% and 4% of international sales in the second quarter 2026 and 2025, respectively.
Cost of Sales and Gross Profit
Our cost of sales for the three months ended June 30, 2026 was $109.8 million, resulting in gross profit of $144.8 million, compared to cost of sales of $114.8 million and gross profit of $125.9 million for the same period in 2025. The gross margins for the three months ended June 30, 2026 and 2025 were 57% and 52%, respectively. This increase in gross margin was primarily driven by favorable pricing from the increase in U.S. pharmacy sales and direct international sales, as well as efficiencies gained in both manufacturing and non-manufacturing costs.
Operating Expenses
Our operating expenses for the three months ended June 30, 2026 were $158.6 million, compared to $177.7 million for the three months ended June 30, 2025. The decrease was primarily driven by a one-time litigation and settlement charge of $20.0 million incurred in the second quarter 2025 (see Note 2, “Intangible Assets Subject to Amortization”).
Selling, General and Administrative Expenses. SG&A expenses were $111.6 million for the three months ended June 30, 2026, compared to $109.6 million for the same period in 2025. The increase in SG&A expenses was primarily driven by $7.8 million in commercial investments in our U.S. sales infrastructure, costs to support direct operations in Europe, marketing activities, and other initiatives to create future efficiencies. The increase was partially offset by a $5.8 million decrease in stock-based compensation expense.
Research and Development Expenses. R&D expenses were $46.9 million for the three months ended June 30, 2026, compared to $48.1 million for the same period in 2025. The decrease in R&D expenses was primarily driven by a reduction of stock-based compensation expense by $3.4 million, partially offset by an increase in clinical trial expense.
Litigation and Settlement Expense. We did not incur any litigation and settlement expenses for the three months ended June 30, 2026. Litigation and settlement expenses of $20.0 million for the three months ended June 30, 2025 related to the Settlement Agreement with Roche.
Other Income (Expense), Net
Total other income (expense), net for the three months ended June 30, 2026 was a loss of $6.9 million, compared to a loss of $5.9 million for the same period in 2025. The increase in other income (expense), net was primarily driven by the increase in loss on equity investment and interest expense, offset by an increase in interest income earned on our cash equivalents and short-term investments.

Income Tax Expense (Benefit)
We recognized income tax expense of $0.5 million on a pre-tax loss of $20.7 million for the three months ended June 30, 2026, compared to income tax benefit of $5.3 million on a pre-tax loss of $57.7 million for the three months ended June 30, 2025. Income tax expense for the three months ended June 30, 2026, was primarily attributable to state and foreign income tax expense as a result of current taxable income in certain jurisdictions.

Comparison of the Six Months Ended June 30, 2026 and 2025
Sales
For the six months ended June 30, 2026, we shipped nearly 63,000 pumps worldwide. Sales were $501.8 million, which included $161.6 million of international sales. Sales were $475.1 million for the six months ended June 30, 2025, which included $154.3 million of international sales. Overall, the increase was primarily driven by an improvement in price, favorable channel mix and increased pump volumes, while supply sales were impacted by an inventory constraint relating to a key supplier.

Sales by product in the United States were as follows (in thousands):

	Six Months Ended June 30,
	2026	2025
Pump	$160,943	$157,608
Supplies and other	179,192	163,233
Total Sales in the United States	$340,135	$320,841
For the six months ended June 30, 2026, sales in the United States increased due to favorable channel dynamics with the increased adoption of the new pharmacy channel business model, where the decrease in pump average selling prices was more than offset by a corresponding increase in supply prices. This change in reimbursement structure was effective beginning in the first quarter of 2026. Pump shipments exceeded 41,000 in the six months ended June 30, 2026 compared to more than 38,000 pumps in the six months ended June 30, 2025. Supply sales increased although volumes were impacted by the constraint in inventory, Sales within the pharmacy channel accounted for 8% and 2% of the Company’s U.S. sales for the six months ended June 30, 2026 and 2025, respectively.
International sales by product were as follows (in thousands):

	Six Months Ended June 30,
	2026	2025
Pump	$64,135	$56,354
Supplies and other	97,511	97,905
Total International Sales	$161,646	$154,259
For the six months ended June 30, 2026, total international sales increased primarily due to improved average selling prices, favorable changes in foreign exchange rates, and in increase in pump shipments, partially offset by a decrease in supplies volumes. International sales for the six months ended June 30, 2026 also included a one-time benefit for the transition to direct servicing of rental customers in Switzerland. Pump shipments were more than 21,000 in the six months ended June 30, 2026 compared to 20,000 pumps in the six months ended June 30, 2025. Direct sales to customers, including the one-time benefit in Switzerland, accounted for 12% and 4% of international sales for the six months ended June 30, 2026 and 2025, respectively.
Cost of Sales and Gross Profit
Our cost of sales for the six months ended June 30, 2026 was $220.2 million, resulting in gross profit of $281.6 million, compared to cost of sales of $230.8 million and gross profit of $244.3 million for the same period in 2025. The gross margins for the six months ended June 30, 2026 and 2025 were 56% and 51%, respectively. This increase in gross margin was primarily driven by favorable pricing from the increase in U.S. pharmacy sales and direct international sales, as well as efficiencies gained in both manufacturing and non-manufacturing costs.

Operating Expenses
Our operating expenses for the six months ended June 30, 2026 were $312.8 million, compared to $417.0 million for the six months ended June 30, 2025. The decrease was primarily driven by a reduction of one-time charges incurred in the six months ended June 30, 2025, including $75.2 million in IPR&D charges (see Note 13, “Acquisitions”), $20.0 million in litigation and settlement expenses (see Note 2, “Intangible Assets Subject to Amortization”) and $11.2 million in operating lease impairment charges and restructuring charges related to relocation of certain R&D activities.
Selling, General and Administrative Expenses. SG&A expenses were $219.8 million for the six months ended June 30, 2026, compared to $223.4 million for the same period in 2025. After one-time costs, the increase in SG&A expenses was primarily driven by a $17.4 million increase from commercial investments in sales infrastructure, including sales force expansion in the United States, costs to support direct operations in Europe, marketing activities, and other initiatives to create future efficiencies in operations. The increase was offset by a $12.1 million decrease in stock-based compensation expense.

	Six Months Ended June 30,
	2026	2025
Selling, general and administrative	219,829	214,562
Non-recurring facility impairment costs	—	6,697
Restructuring costs	—	2,190
Total SG&A expenses	$219,829	$223,449
Research and Development Expenses. R&D expenses were $93.0 million for the six months ended June 30, 2026, compared to $98.3 million for the same period in 2025. After one-time costs, the decrease in R&D expenses was primarily driven by a $6.6 million decrease in stock-based compensation expense. The decrease was partially offset by an increase in clinical trial expense.

	Six Months Ended June 30,
	2026	2025
Research and development	$92,965	$96,053
Restructuring costs	—	2,280
Total R&D expenses	$92,965	$98,333
Acquired In-Process Research and Development (IPR&D) Expenses. We did not incur any IPR&D expenses for the six months ended June 30, 2026. Acquired IPR&D expenses were $75.2 million for the six months ended June 30, 2025, which represented costs associated with the revised AMF purchase agreement (see Note 13, “Acquisitions”).
Litigation and Settlement Expense. We did not incur any litigation and settlement expense for the six months ended June 30, 2026. Litigation and settlement expenses of $20.0 million for the six months ended June 30, 2025 related to the Settlement Agreement with Roche.
Other Income (Expense), Net
Total other income (expense), net for the six months ended June 30, 2026 was a $9.3 million loss, compared to $7.1 million for the same period in 2025. The increase in other expense, net was primarily driven by an increase in loss on equity investment offset by an increase in interest income earned on our cash equivalents and short-term investments.
Income Tax Expense (Benefit)
We recognized income tax expense of $1.0 million on a pre-tax loss of $40.5 million for the six months ended June 30, 2026, compared to income tax expense of $3.1 million on a pre-tax loss of $179.8 million for the six months ended June 30, 2025. Income tax expense for the six months ended June 30, 2026 was primarily attributable to state and foreign income tax expense as a result of current taxable income in certain jurisdictions.

Liquidity and Capital Resources
As of June 30, 2026, we had $456.0 million in cash and cash equivalents and short-term investments. We believe that our cash and cash equivalents, short-term investments, and future cash flows from operations will be sufficient to fund our ongoing core business activities for at least the next twelve months. We also believe our current liquidity position provides flexibility to support our longer-term operating objectives.
Our historical cash outflows have primarily been associated with cash used for operating activities such as R&D activities, sales, marketing and commercialization of our products worldwide, expansion of clinical and customer support organizations, the acquisition of intellectual property, equity investments and asset acquisitions, capital expenditures and debt service costs.
Historically, our principal sources of cash have included cash collected from product sales, private and public offerings of equity securities, exercises of employee stock awards, and debt financing. We expect to rely primarily on product sales to fund our material cash requirements in both the short and long term.
The following table shows a summary of our cash flows for the six months ended June 30, 2026 and 2025 (in thousands):

	Six Months Ended June 30,
	2026	2025
Net cash provided by (used in):
Operating activities	$(23,576)	$(27,774)
Investing activities	(282,784)	67,316
Financing activities	276,315	(44,401)
Effect of foreign exchange rate changes on cash	2,229	(263)
Net decrease in cash and cash equivalents	$(27,816)	$(5,122)
Operating Activities. Net cash used in operating activities was $23.6 million for the six months ended June 30, 2026, compared to $27.8 million of cash used in the same period in 2025. For the six months ended June 30, 2026, net loss was $41.6 million, net non-cash adjustments were $55.8 million, and the change in working capital balances was a decrease of $37.8 million, including a $7.0 million cash outflow for the annual payment related to the Roche Settlement Agreement. For the six months ended June 30, 2025, net loss was $183.0 million, net non-cash adjustments were $151.8 million, and the change in working capital balances was an increase of $3.4 million.
Investing Activities. Net cash used in investing activities was $282.8 million for the six months ended June 30, 2026, which primarily consisted of $260.5 million in purchases of short-term investments, $81.4 million in purchases of equity investments and $10.3 million in purchases of property and equipment, partially offset by $69.5 million in proceeds from maturities and redemptions of short-term investments. Net cash provided by investing activities was $67.3 million for the six months ended June 30, 2025, which primarily consisted of $146.4 million in proceeds from maturities and redemptions of short-term investments, offset by $43.5 million paid for IPR&D, $26.5 million in purchases of short-term investments, and $9.2 million in purchases of property and equipment.
Financing Activities. Net cash provided by financing activities was $276.3 million for the six months ended June 30, 2026, which consisted of net proceeds of $291.2 million from the issuance of the 2032 Notes, partially offset by $15.3 million used to pay the cost of the 2032 Capped Call Transactions. In addition, $0.5 million was used in payments for tax withholdings related to the issuance of common stock under our stock plans, net of proceeds received from common stock issuances for the period. Net cash used in financing activities was $44.4 million for the six months ended June 30, 2025, which consisted of $40.8 million used to pay the principal of the 2025 Notes and $3.6 million used in payments for tax withholdings related to the issuance of common stock under our stock plans, net of proceeds received from common stock issuances for the period.
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
There have been no material changes to our critical accounting policies and estimates from the information provided in Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Critical Accounting Policies Involving Management Estimates and Assumptions,” included in our Annual Report.

Item 3. Quantitative and Qualitative Disclosures about Market Risk.

There were no material changes to our quantitative and qualitative disclosures about market risk during the six months ended June 30, 2026 contained in Part II, Item 7A of our Annual Report, other than our entry into foreign currency forward contracts to mitigate the impact of foreign currency exchange rate fluctuations on the portions of our revenue and operating expenses and contractual payment obligations that are denominated in currencies other than the U.S. dollar. See Note 9, “Derivatives” to the unaudited condensed consolidated financial statements included in this Quarterly Report for more information.
Item 4. Controls and Procedures.
Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the Exchange Act), that are designed to ensure that information required to be disclosed in the reports we file with the U.S. Securities Exchange Commission (SEC) under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure.
As of June 30, 2026, we carried out an evaluation, under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based on this evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective at a reasonable assurance level as of June 30, 2026.
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
Changes in Internal Control over Financial Reporting
There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) during the quarter ended June 30, 2026 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION
Item 1. Legal Proceedings.
From time to time, we are involved in various legal proceedings, regulatory matters, and other disputes or claims arising from or related to claims incident to the normal course of the Company’s business activities, including actions with respect to intellectual property, data privacy, employment, regulatory, product liability and contractual matters. Descriptions of certain legal proceedings are contained in Note 14, “Commitments and Contingencies - Legal and Regulatory Matters” to the unaudited condensed consolidated financial statements included in this Quarterly Report and are incorporated herein.
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
•Our sales and marketing efforts largely depend on independent distributors who are free to market products that compete with our products. If we are unable to maintain or expand our network of independent distributors, our sales may be negatively affected.
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
•New products or modifications to our existing products may require new 510(k) clearances, pre-market approvals (PMAs), CE Marks or other certifications, or may require us to cease marketing or recall the modified products until clearances, certifications or approvals are obtained.
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

The risk factors set forth below marked with an asterisk (*) next to the title did not appear as separate risk factors in, or contain changes to the similarly titled risk factor included in, Part I, Item 1A of the Annual Report.
Risks Related to Our Business and Our Industry
We have incurred significant operating losses since inception and cannot assure you that we will achieve sustained profitability.*
Since our inception in January 2006, we have incurred a significant net loss. As of June 30, 2026, we had an accumulated deficit of $1.3 billion. To date, we have funded our operations primarily through cash collected from product sales, private and public offerings of our equity securities, and debt financings. We have devoted substantially all of our resources to the design, development and commercialization of our products, the scaling of our manufacturing and business operations, and the research and development of our current products and products under development.
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
The extent of our future operating losses and the timing of our profitability are highly uncertain in light of a number of factors, including: the timing of the launch of new products and product features by us and our competitors; market acceptance of our products and competing products by people with insulin-dependent diabetes, their caregivers and healthcare providers; the timing of regulatory clearance, certification, or approval of our products and the products of our competitors; the actual efficiencies gained in our manufacturing processes; and general economic conditions. Any additional operating losses will have an adverse effect on our stockholders’ equity, and we cannot assure you that we will be able to achieve and sustain profitability.
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
In addition, sales of any of our current or future insulin pump products with CGM compatibility are subject to the continuation of our applicable agreements with Dexcom, Abbott, or other third parties which, under some circumstances, may be subject to termination, with or without cause, on relatively short notice. Sales of our current or future products may also be negatively impacted in the event of any regulatory or legal actions relating to CGM products that are compatible with our pumps, or in the event of any disruption to the availability of the applicable CGM-related supplies, such as sensors or transmitters, in a given market in which our products are sold. Sales of our products may also be adversely impacted if the CGM products that are compatible with our pumps are not viewed as superior to competing CGM products in markets where our products are sold, or if the price of these products is not competitive with similar products available in the market.
Because we currently rely on sales of our insulin pumps, and related products to generate a significant majority of our sales, any factors that negatively impact sales of these products (or negatively impact the products or components compatible with these products) could adversely affect our business, financial condition and operating results. Furthermore, any disruption in our supply chain could negatively impact our ability to manufacture or otherwise supply sufficient product quantities to meet current customer demand, or any unexpected increase in demand, which could also have the effect of magnifying the negative impact of any of the factors described above.

We are implementing a multi-channel managed care strategy in the United States that impacts the pricing model for our pumps and our supplies sold through the pharmacy channel. If our pharmacy channel strategy fails to achieve its intended outcome, our growth, business, results of operations, and financial condition could be materially and adversely impacted.*
We are implementing a multi-channel managed care strategy in the United States, which provides the opportunity for reimbursement through a pharmacy benefit as an alternative to a medical benefit. Historically, our insulin pump products have primarily been considered DME with an expected lifespan of at least four years. Under the DME reimbursement model, our pumps are generally reimbursed upfront. In addition to our insulin pumps, we sell single-use products that are used with our pumps and are replaced every few days, including cartridges for storing and delivering insulin, and infusion sets that connect the insulin pump to a user’s body. Like some of our competitors, we have begun to implement a pharmacy benefit reimbursement model as an alternative to the DME model which will eliminate the upfront pump reimbursement. Under this new model, we have initially experienced, and may continue to experience, a decrease in sales and gross profit when pumps are shipped, and while we expect this decrease to be offset by an increase in supply sales and gross profit, there is no assurance that any decrease would be offset by these or other factors. As a result, our financial results may fluctuate or decline compared to prior periods. The success of this shift will depend on, among other things, alignment of and effective execution by our sales organization, timely release of features in our product roadmaps as well as their market acceptance, effective pricing of our offerings, and managing expected commitments to purchase our pumps and supplies. Growth in consumption of our pumps and supplies may in the future be harmed if we do not manage these factors effectively. Our expectation is that a lower upfront cost for pump therapy will accelerate market adoption of our pumps and increase the volume and sales of our supplies over time, which will increase our overall sales per customer. However, there can be no assurance that this strategy will prove successful or that once a customer is obtained, they will continue to purchase supplies in a quantity sufficient to make the strategy successful. As a result, this shift in strategy may materially and adversely impact our growth, business, results of operations and financial condition.
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
In addition, the competitive environment in which we operate has resulted and may continue to result in competitive pressures on our manufacturers, suppliers, distributors, collaboration partners and other business constituents. For example, we have entered into development agreements with Dexcom, which provide us with non-exclusive licenses compatible with various generations of Dexcom CGM technology with our insulin pump products. We have also entered into agreements with Abbott to develop and commercialize compatible diabetes solutions using Abbott’s glucose sensors. There can be no assurance that our collaborations with Dexcom and Abbott will be successful or that we will not experience delays, business disputes, or other unanticipated challenges. Competitive pressures within our industry could negatively impact the financial condition of our business partners and impact their ability to fulfill contractual obligations to us, which could negatively impact our product sales, result in delays in obtaining regulatory clearances, certifications, or approvals for new products, harm our reputation, and result in harm to our financial condition and operating results.
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
Our ability to grow our business and achieve our strategic objectives will depend, among other things, on our ability to develop and commercialize products for the treatment of diabetes that offer distinct features and functionality, are easy-to-use, provide superior treatment outcomes, receive adequate coverage and reimbursement from third-party payors, and are otherwise more appealing than available alternatives. Our primary competitors, as well as a number of other companies and medical researchers, are pursuing new delivery devices, delivery technologies, therapeutic techniques, sensing technologies, treatment techniques, procedures, drugs and other therapies for the monitoring, treatment and prevention of diabetes. Any breakthroughs in diabetes monitoring, treatment or prevention could reduce the potential market for our products or render our products obsolete altogether, which would significantly reduce our sales or cause our sales to grow at a slower rate than we currently expect. In addition, even the perception that new products may be introduced, or that technological or treatment advancements could occur and could result in delayed purchases or a decline in market share. For example, since 2023, ongoing adoption of the GLP-1 class of drugs in diabetes and news surrounding the expansion of use of GLP-1 drugs in obesity has likely had a negative impact on the insulin therapy market.
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

Another key element of our business strategy is using market research to understand what people with diabetes are seeking to improve in their diabetes therapy management. This strategy underlies our entire product design, marketing and customer support approach and is the basis on which we developed our current products and are pursuing the development of new products. However, our market research is based on interviews, focus groups and online surveys involving people with insulin-dependent diabetes, their caregivers and healthcare providers, which represent only a small percentage of the overall insulin-dependent diabetes market. As a result, the responses we receive may not be reflective of the broader market and may not provide us with accurate insight into the desires of people with insulin-dependent diabetes. In addition, understanding the meaning and significance of such market research responses necessarily requires that analysis be conducted and conclusions be drawn. We may not be able to perform an analysis that yields meaningful results, or the conclusions we draw from the analysis could be misleading or incorrect. Moreover, even if our market research has allowed us to better understand the features and functionality consumers are seeking in an insulin pump to improve management of their diabetes therapy, there can be no assurance that consumers will actually purchase our products or that our competitors will not develop products with similar features.
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
Our ability to achieve profitability will depend, in part, on our ability to effectively manage costs and reduce the per-unit cost of our products while also increasing production volume.*
We believe our ability to reduce the per-unit cost of our insulin pumps and related products will have a significant impact on our ability to achieve profitability. Our cost of sales includes raw materials and component parts, labor costs, product training expenses, freight, reserves for expected warranty costs, royalties, scrap and charges for excess and obsolete inventories. It also includes manufacturing overhead costs, including expenses relating to quality assurance, manufacturing engineering, material procurement and inventory control, facilities, equipment, information technology and operations supervision and management. Our warranty reserve requires a significant amount of judgment and is primarily estimated based on historical experience. Recently released versions of our pump may not incur warranty costs in a manner similar to previously released pumps and the launch of our mobile app also may result in unanticipated changes in historical trends.

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
•difficulty identifying, qualifying and contracting with alternative suppliers for components in a timely manner;
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
Although we have long-term supply agreements with many of our suppliers, these agreements do not include long-term capacity commitments. Under most of our supply agreements, we make purchases on a purchase order basis and have no obligation to buy any given quantity of components or products until we place written orders, and our suppliers have no obligation to manufacture for us or sell to us any given quantity of components or products until they accept an order. In addition, our suppliers may encounter problems that limit their ability to manufacture components or products for us, including financial difficulties, damage to their manufacturing equipment or facilities, inability to obtain raw materials or other components, or problems with their own suppliers. For example, one of our key infusion set suppliers has recently experienced supply constraints, which has impacted our overall inventory levels and supply sales. If we are unable to obtain sufficient quantities of these supplies or other necessary components to meet demand on a timely basis going forward, we could lose additional customer orders, our reputation may be harmed, and our business could suffer.
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

We may enter into collaborations, licensing arrangements, joint ventures, strategic alliances or partnerships with third parties that may not result in the development of commercially viable products or the generation of significant future sales.*
In the ordinary course of our business, we may enter into collaborations, licensing arrangements, joint ventures, strategic alliances or partnerships to develop proposed products or technologies, pursue new markets, or protect our intellectual property assets. We may also elect to amend or modify similar agreements that we already have in place. Proposing, negotiating and implementing collaborations, licensing arrangements, joint ventures, strategic alliances or partnerships may be a lengthy and complex process, and may subject us to business risks. For example, other companies, including those with substantially greater financial, marketing, sales, technology or other business resources, may compete with us for these opportunities, or may be the counterparty in any such arrangements. We may not be able to identify or complete any such collaboration in a timely manner, on a cost-effective basis, on acceptable terms or at all. In addition, we may not realize the anticipated benefits of any such collaborations that we do identify and complete. In particular, these collaborations may not result in the development of products or technologies that achieve commercial success or result in positive financial results or may otherwise fail to have the intended impact on our business.
Additionally, we may not be in a position to exercise sole decision-making authority regarding a collaboration, licensing or other similar arrangement, which could create the potential risk of creating impasses on decisions. Further, our collaborators and business partners may have economic or business interests or goals that are, or that may become, inconsistent with our business interests or goals. It is possible that conflicts may arise with our collaborators and other business partners, such as conflicts concerning the achievement of performance milestones, or the interpretation of significant terms under any agreement, such as those related to financial obligations, termination rights or the ownership or control or other licenses of intellectual property rights. If any conflicts arise with our current or future collaborators, they may act in their self-interest, which may be adverse to our best interest, and they may breach their obligations to us. In addition, we have limited control over the amount and timing of resources that our current collaborators, such as Dexcom and Abbott, or any future collaborators devote to our arrangement with them or our future products. Disputes between us and our current, future or potential collaborators may result in litigation or arbitration which would increase our expenses and divert the attention of our management. Further, these transactions and arrangements are contractual in nature and may be terminated or dissolved under the terms of the applicable agreements and, in such event, we may not continue to have rights to the products relating to such transaction or arrangement or may need to purchase such rights at a premium. For example, we have entered into multiple development and commercialization agreements with Dexcom, which have provided us non-exclusive licenses compatible with various generations of Dexcom’s CGM technology with our insulin pump products. Under certain circumstances, these agreements may be terminated by either party without cause or on short notice. Our current agreements with Dexcom do not grant us rights to make our products compatible with future generations of Dexcom CGM technology, beyond G7 CGM devices, with any of our current or future products. Termination of any of our agreements with Dexcom would require us to redesign certain current products and products under development, and would require us to make our products compatible with an alternative CGM system into our insulin pump systems in certain geographies, which would require significant development and regulatory activities that could result in an interruption or substantial delay in the availability of the product to our customers. The termination of our existing commercial agreements with Dexcom would disrupt our ability to commercialize our existing products and our development of future products, which could have a material adverse impact on our financial condition and results of operations and negatively impact our ability to compete.
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
Servicing the Notes will require a significant amount of cash, and we may not have sufficient cash flow from our business to repay the Notes.*
Our ability to make scheduled payments of the principal and interest, if any, on the applicable Notes, or to refinance the applicable Notes depends on our future business operations and liquidity, which are subject to numerous risks and uncertainties, including, market acceptance of our products, regulatory clearance, certification, or approval for our products, and the competitive environment in which we operate. Our business may not generate or sustain a level of cash flow from operations sufficient to service the Notes and any future indebtedness we may incur. If we are unable to generate sufficient cash flow, we may be required to adopt one or more alternatives, such as reducing or delaying capital expenditures, selling or licensing assets, refinancing indebtedness, or obtaining additional equity capital. Our ability to successfully engage in these activities will depend on a number of factors, including the value of our assets, our operating results and financial condition, the value of our common stock, and the status of the capital markets at such time. We may not be able to engage in any of these activities on commercially reasonable terms or at all, which could result in a default under the applicable Notes, or our future indebtedness.
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
The Capped Call Transactions may affect the value of the Notes and our common stock.*
In connection with the issuance of the 2029 Notes, we entered into capped call transactions (the 2029 Capped Call Transactions) with certain financial institutions (the 2029 option counterparties) and in connection with the issuance of the 2032 Notes, we entered into capped call transactions (the 2032 Capped Call Transactions and, together with the 2029 Capped Call Transactions, the Capped Call Transactions) with certain financial institutions (the 2032 option counterparties and, together with the 2029 option counterparties, the option counterparties). The Capped Call Transactions are expected generally to reduce the potential dilution to our common stock upon any conversion of the applicable series of Notes and/or offset any cash payments we are required to make in excess of the principal amount of converted Notes, as the case may be, with such reduction and/or offset subject to a cap.
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
•the success of new sales models and strategies, including our pay-as-you-go pharmacy channel reimbursement model and our transition to direct sales in select countries outside the United States;
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
•interruption in the manufacturing or distribution of our products, including as a result of our initiation of direct sales in select countries outside the United States beginning in 2026;
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
We may need or otherwise determine to raise additional funds in the future and if we are unable to raise additional funds when necessary or desirable, we may not be able to achieve our strategic objectives.*
As of June 30, 2026, we had $456.0 million in cash, cash equivalents and short-term investments. Our management expects the continued growth of our business, including the expansion of our customer service infrastructure to support our growing base of customers, expansion of commercial sales of our products internationally, the growth of our manufacturing and warehousing operations, and the increase of our facility footprint to accommodate additional headcount and R&D activities, will continue to increase our expenses. In addition, the amount of our future product sales is difficult to predict and actual sales may not be in line with our forecasts. Accordingly, our future capital requirements will depend on many factors, including:
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
Risks Related to Macroeconomic Conditions and External Factors
International trade policies, including tariffs, sanctions and trade barriers, may adversely affect our business, financial condition and operating results.
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
In addition to the foregoing impacts, disruptions from outbreaks or epidemics, could result in delays in or the suspension of our manufacturing operations, research and product development activities, regulatory work streams, clinical development programs and other important commercial functions. In particular, if we or our third-party manufacturers are required to delay or suspend our manufacturing operations, we may encounter severe product shortages, which would adversely affect our results of operations and harm our reputation. We are also dependent upon our third-party suppliers for many of our product components and for our manufacturing-related equipment, and the incidence of disease could have a material adverse impact on the operations of our suppliers, which could prevent them from timely delivering products to us or supporting our requirements for manufacturing-related equipment. The full extent of the impact of potential future public health threats on our business and operations is subject to change and will continue to depend on a number of factors, including the scope and duration of the public health threats and any resulting changes to general economic conditions in the countries in which we operate and sell our products.

Because our business is global, our sales and profits may fluctuate or decline in response to changes in foreign currency exchange rates or other international risks.
International sales accounted for about 30% of our total sales during 2025. Foreign currency fluctuations could result in volatility of our revenue and expenses. In addition, we are exposed to transaction risk because we incur some of our sales and expenses in currencies other than the U.S. dollar. Our most significant currency exposures are to the Canadian dollar, the Euro and Swiss franc, and the exchange rates between these currencies and the U.S. dollar may fluctuate substantially. The strengthening of the U.S. dollar would likely negatively impact our results. We price some of our products in U.S. dollars, and thus changes in exchange rates can make our products more expensive in some offshore markets and reduce our sales. Inflation could also make our products more expensive and increase the credit risks to which we are exposed. In 2025, we began actively hedging our exposure to currency rate fluctuations; however, future foreign currency fluctuations are difficult to predict and there is no guarantee that our foreign currency hedging transactions will have the desired effect. As a result of these hedging transactions and future foreign currency fluctuations, the volatility of our sales, profitability, and stock price could increase and be favorably or unfavorably impacted. These and other risks may have a material adverse effect on our business, financial condition and results of operations as a whole.
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
A number of United States laws govern the privacy and security of personal data, including data breach notification laws, data privacy laws, consumer protection laws (e.g., Section 5 of the Federal Trade Commission Act), and other laws at the federal and state levels (e.g., wiretapping laws). For example, the United States Health Insurance Portability and Accountability Act of 1996 (HIPAA), as amended by the Health Information Technology for Economic and Clinical Health Act of 2009 (HITECH), imposes specific requirements relating to the privacy, security, and transmission of individually identifiable protected health information.
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
Internationally, an increasing number of laws, regulations, and industry standards govern data privacy and security, including breach notification laws. For example, GDPR and Canada’s Personal Information Protection and Electronic Documents Act (PIPEDA) or the applicable provincial alternatives, impose strict requirements for processing personal data.
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

In addition, AI tools may be used within the Company for product development, software engineering, data analysis, and related processes. The use of AI tools may create risks involving ownership, protection, and enforcement of intellectual property; inadvertent disclosure of trade secrets or proprietary information; infringement or misappropriation claims; uncertainty over rights in AI-assisted outputs; and reliance on third-party AI tools and vendors. These risks could require redesign, delay development or regulatory activities, increase costs, impair competitive advantages, or expose the Company to litigation or liability.
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
For example, we were involved in a multi-year patent dispute with F. Hoffman-La Roche AG and Roche Diabetes Care GmbH until our entry into a settlement agreement in May 2025. See Note 2, “Summary of Significant Accounting Policies” to the unaudited condensed consolidated financial statements included in this Quarterly Report.
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

Before we can market or sell a new regulated product or a significant modification to an existing product in the United States, we must obtain either clearance under Section 510(k) of the Food, Drug and Cosmetic Act (510(k) or approval of a PMA application from the FDA, unless an exemption from pre-market review applies. The process of obtaining regulatory clearances, certification, or approvals to market a medical device can be costly and time-consuming, which may be exacerbated if the FDA or other comparable regulatory authorities or Notified Bodies in the EU changes their clearance, certification, and approval policies, and we may not be able to obtain these clearances, certification for our proposed products or approvals on a timely basis or at all, including as a result of:
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

Further, on August 16, 2022, the Inflation Reduction Act of 2022 (the IRA 2022) was signed into law, which among other things, extends enhanced subsidies for individuals purchasing health insurance coverage in the Affordable Care Act marketplaces through plan year 2025. The IRA 2022 also eliminates the “donut hole” under the Medicare Part D program beginning in 2025 by significantly lowering the beneficiary maximum out-of-pocket cost and through a newly established manufacturer discount program. In addition, on July 4, 2025, the annual reconciliation bill, the One Big Beautiful Bill Act (OBBBA), was signed into law which is expected to reduce Medicaid spending and enrollment by implementing work requirements for some beneficiaries, capping state-directed payments, reducing federal funding, and limiting provider taxes used to fund the program. OBBBA also narrows access to the Affordable Care Act marketplace exchange enrollment and declined to extend the Affordable Care Act enhanced advanced premium tax credits, which expired at the end of 2025, which, among other provisions in the law, are anticipated to reduce the number of Americans with health insurance. Congress is considering proposed legislation intended to further reduce healthcare costs with alternatives to replace the expired ACA subsidies.

Additionally, the current administration recently called on Congress to enact “The Great Healthcare Plan,” to codify and expand Most-Favored Nation pricing, lower government subsidies to private insurance companies, increase healthcare price transparency, and enact restrictions on pharmacy benefit manager, or PBM, payment methodologies, among other things. In addition, on December 2, 2025, CMS finalized its proposed competitive bidding process for some medical equipment, including continuous glucose monitors and insulin pumps that could affect reimbursement rates for our products. CMS also finalized a change in payment for these devices to a monthly rental basis which could impact when our pumps are shipped and corresponding sales are recognized.
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

Recent changes to the European Union regulatory framework for medical devices may materially impact our operations, product availability, compliance costs, and market access in the EU. In July 2024, Regulation (EU) 2024/1860 (the Regulation) entered into application. The Regulation imposes new manufacturer obligations, including mandatory pre‑notification of supply interruptions starting January 10, 2025. In addition, the Regulation introduces the gradual rollout of EUDAMED, the EU’s central database for medical devices and diagnostics. As of May 28, 2026, the use of the first four modules is mandatory: actor registration, UDI/Devices registration, notified bodies and certificates, and Market Surveillance. Failure to meet these new requirements may result in regulatory actions, restrictions on our ability to market our products in the EU, delays in product availability, reputational harm, or loss of sales. Furthermore, on December 16, 2025, the European Commission published a proposal to amend the MDR with the stated objective of simplifying and reducing the regulatory burden, addressing certification bottlenecks, and improving predictability while maintaining patient safety. The proposal includes broad changes, such as more flexible clinical‑evidence pathways, removal of fixed certificate validity periods, and adjustments to classification rules that may shift certain devices into lower risk categories.
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
The FDA applies a heightened level of scrutiny to comparative claims in advertising and promotion, ensuring that promotional labeling is truthful and not misleading. There may be differing interpretations of whether certain communications align with a product's FDA-required labeling, and the FDA assesses these communications on a case-by-case basis. Additionally, making comparative claims may raise concerns among our competitors. If a company claims in its advertising that its product is superior to a competitor’s or that the competitor’s product is inferior, it could face the risk of a lawsuit from the competitor under federal and state false advertising, unfair trade practices, or potentially state libel laws. Such lawsuits could seek injunctive relief to stop further advertising, a court order for corrective advertising, and compensatory or punitive damages, where allowed by law. Similar risks apply internationally in relation to comparative advertising practices.
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
Risks Related to Environmental, Social and Governance Matters
Environmental, social, and governance (ESG) regulations, initiatives, directives, policies, and requirements could expose us to various risks.*
Some regulators, customers, investors, employees, and other stakeholders are focused on ESG issues and related disclosures. These evolving regulations and shifting stakeholder expectations have led, and may continue to lead, to higher general and administrative costs, as well as increased management time and attention spent on compliance. For instance, collecting, measuring, and reporting ESG-related data is becoming more complex due to changing reporting standards, including from international regulatory bodies. In 2023, California passed three separate climate bills addressing greenhouse gas emissions data, climate-related financial risks, and emissions-related claims and carbon offsets. These ESG requirements and initiatives are subject to change, can be unpredictable, and may be challenging and costly for us to meet due to the complexity of our supply chain and the outsourced manufacturing of certain components. If we fail to comply or are unable to ensure our suppliers’ compliance with these policies, we may face enforcement actions or litigation or customers may stop purchasing from us, potentially damaging our reputation, sales, and financial performance.
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

Uncertainties in the interpretation and application of existing, new and proposed tax laws and regulations could materially affect our tax obligations and effective tax rate.*
The tax regimes to which we are subject or under which we operate are unsettled and may be subject to significant change. The issuance of additional guidance related to existing or future tax laws, or changes to tax laws or regulations proposed or implemented by the current or a future United States presidential administration, Congress, the U.S. Department of Treasury, taxing authorities in other jurisdictions, including jurisdictions internationally, or by bodies such as the European Commission or the Organization for Economic Co-operation and Development (OECD), could materially affect our tax obligations (including the costs of compliance) and effective tax rate. To the extent that such changes have a negative impact on us, including as a result of related uncertainty, these changes may adversely impact our business, financial condition, results of operations, and cash flows.
The amount of taxes we pay in different jurisdictions depends on the application of the tax laws of various jurisdictions, including the United States, to our international business activities, tax rates, new or revised tax laws, or interpretations of tax laws and policies, and our ability to operate our business in a manner consistent with our corporate structure and intercompany arrangements. The taxing authorities of the jurisdictions in which we operate may challenge our methodologies for pricing intercompany transactions pursuant to our intercompany arrangements or disagree with our determinations as to the income and expenses attributable to specific jurisdictions. If such a challenge or disagreement were to occur, and our position was not sustained, we could be required to pay additional taxes, interest and penalties, and update our tax policies and methodologies on a prospective basis, which could result in one-time tax charges, higher effective tax rates, reduced cash flows, and lower overall profitability of our operations. Our financial statements could fail to reflect adequate reserves to cover such a contingency. Similarly, a taxing authority could assert that we are subject to tax in a jurisdiction where we believe we have not established a taxable connection, often referred to as a “permanent establishment” under international tax treaties, and such an assertion, if successful, could increase our expected tax liability in one or more jurisdictions.
The United States government recently enacted the OBBBA that (along with other recent United States federal tax reform) has resulted in significant changes to the taxation of business entities including, among other changes, changes to the taxation of income derived from international operations, changes in the deduction and amortization of research and development expenditures, and limitations on the deductibility of business interest. Future guidance from the Internal Revenue Service and other tax authorities with respect to any legislation may affect us, and certain aspects of such legislation could be repealed or modified or sunset in future years.
The OECD introduced (and is expected to continue to introduce) significant proposed changes to the tax rules of OECD Member States affecting cross-border activity, in particular, through the implementation of a set of proposals, commonly referred to as Pillar Two. These proposals involve, among other measures, the imposition of a minimum effective corporate tax rate on certain multinational enterprises. A number of countries in which we conduct business, including through our subsidiaries, have enacted, or are in the process of enacting, core elements of the Pillar Two rules (with further provisions expected to be enacted in the future). Based on the minimum revenue thresholds contained in the Pillar Two rules, we became subject to such rules beginning in the 2025 tax year. The OECD has issued (and is expected to continue to issue further) administrative guidance providing transition and safe harbor rules in relation to the implementation of the Pillar Two proposals. For example, on January 5, 2026, the OECD published details of a proposed “side-by-side” arrangement providing for, among other things, additional safe harbors for multinational groups headquartered in certain qualifying jurisdictions. We are monitoring developments and evaluating the potential impacts of these new rules, including on our effective tax rates and associated compliance costs, and considering our eligibility to qualify for any relevant transition or safe harbor rules (including under the proposed “side-by-side” arrangement).

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not applicable.
Item 5. Other Information.

During the quarter ended June 30, 2026, one of our directors adopted a “Rule 10b5-1 trading arrangement” as that term is defined in Item 408 of Regulation S-K, as set forth in the table below.

Name and Position	Action	Adoption/ Termination Date	Rule 10b5-1(1)	Non-Rule 10b5-1(2)	Total Shares of Common Stock to be Sold	Expiration Date
Christopher Twomey, Director	Adoption	May 19, 2026	X		1,700(3)	November 15, 2026

(1) Contract, instruction or written plan intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) under the Exchange Act.
(2) “Non-Rule 10b5-1 trading arrangement” as defined in Item 408(c) of Regulation S-K under the Exchange Act.
(3) Mr. Twomey’s Rule 10b5-1 trading plan provides for the potential sale of up to 1,700 shares of common stock issuable upon the exercise of certain stock options set to expire on November 15, 2026.

Except as set forth above, during the quarter ended June 30, 2026, none of our officers (as defined in Rule 16a-1(f) under the Exchange Act) or directors adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement” as those terms are defined in Item 408 of Regulation S-K.

Item 6. Exhibits.

		Incorporated by Reference				Provided Herewith
Exhibit Number	Exhibit Description	Form	File No.	Date of First Filing	Exhibit Number
3.1	Amended and Restated Certificate of Incorporation of the Registrant (as amended and currently in effect).	8-K	001-36189	May 21, 2026	3.1
3.2	Amended and Restated Bylaws of the Registrant (as amended and currently in effect).	8-K	001-36189	December 30, 2025	3.1
10.1	Tandem Diabetes Care, Inc. 2023 Long-Term Incentive Plan, as amended.	8-K	001-36189	May 21, 2026	10.1
31.1	Certification of John F. Sheridan, Chief Executive Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					X
31.2	Certification of Leigh A. Vosseller, Chief Financial Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					X
32.1*	Certification of John F. Sheridan, Chief Executive Officer, pursuant to U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					X
32.2*	Certification of Leigh A. Vosseller, Chief Financial Officer, pursuant to U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					X
101.INS	Inline XBRL Instance Document.					X
101.SCH	Inline XBRL Taxonomy Extension Schema Document.					X
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.					X
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.					X
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.					X
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.					X
104	Cover Page Interactive Data File (embedded within the Inline XBRL Document contained in Exhibit 101).					X

*	This certification is not deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, or otherwise subject to the liability of that section. Such certification will not be deemed to be incorporated by reference into any filing under the Securities Act of 1933 or the Securities Exchange Act of 1934, except to the extent that the registrant specifically incorporates it by reference.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Tandem Diabetes Care, Inc.

Dated: August 6, 2026	By:	/s/ John F. Sheridan
John F. Sheridan President and Chief Executive Officer (on behalf of the registrant and as the registrant’s Principal Executive Officer)

Dated: August 6, 2026	By:	/s/ Leigh A. Vosseller
Leigh A. Vosseller Executive Vice President, Chief Financial Officer and Treasurer (Principal Financial and Accounting Officer)