Form 10-Q
period 2026-09-30
TANDEM DIABETES CARE INC
filed 2026-11-05
CIK 1438133

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
____________________________________________________________________________________________
FORM 10-Q
_____________________________________________________________________________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended September 30, 2026
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.   ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No   ☒
As of November 2, 2026, there were 69,793,846 shares of the registrant’s Common Stock outstanding.

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements.
TANDEM DIABETES CARE, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except par value)

	September 30,	December 31,
	2026	2025
Assets	(Unaudited)	(Note 1)
Current assets:
Cash and cash equivalents	$72,840	$90,634
Short-term investments	370,242	202,032
Accounts receivable, net	180,022	165,491
Inventories	143,121	128,769
Prepaid and other current assets	54,499	31,217
Total current assets	820,724	618,143
Property and equipment, net	85,141	83,580
Operating lease right-of-use assets	98,002	96,172
Equity method investment	125,538	60,351
Other long-term assets	30,089	22,866
Total assets	$1,159,494	$881,112
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$74,800	$47,067
Accrued expenses	17,466	21,012
Employee-related liabilities	64,244	70,409
Operating lease liabilities	20,381	19,472
Deferred revenue	8,325	9,527
Other current liabilities	70,859	75,237
Total current liabilities	256,075	242,724
Convertible senior notes, net - long-term	603,388	310,036
Operating lease liabilities - long-term	112,774	114,967
Deferred revenue - long-term	7,595	8,474
Other long-term liabilities	44,575	49,741
Total liabilities	1,024,407	725,942
Commitments and contingencies (Note 14)	—	—
Stockholders’ equity:
Common stock, $0.001 par value; 200,000 shares authorized, 69,757 and 68,291 shares issued and outstanding as of September 30, 2026 and December 31, 2025, respectively	70	68
Additional paid-in capital	1,431,252	1,402,044
Accumulated other comprehensive income	4,946	5,593
Accumulated deficit	(1,301,181)	(1,252,535)
Total stockholders’ equity	135,087	155,170
Total liabilities and stockholders’ equity	$1,159,494	$881,112
See accompanying notes to unaudited condensed consolidated financial statements.

TANDEM DIABETES CARE, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
(Unaudited)
(In thousands, except per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Sales	$283,690	$249,253	$785,471	$724,353
Cost of sales	123,268	114,961	343,481	345,799
Gross profit	160,422	134,292	441,990	378,554
Operating expenses:
Selling, general and administrative	113,945	108,440	333,774	331,889
Research and development	48,846	48,715	141,811	147,048
Acquired in-process research and development expenses	—	—	—	75,217
Litigation and settlement expense	—	—	—	19,951
Total operating expenses	162,791	157,155	475,585	574,105
Operating loss	(2,369)	(22,863)	(33,595)	(195,551)
Other income (expense), net:
Interest income and other income, net	3,715	2,509	8,566	6,070
Interest expense	(2,305)	(2,065)	(6,959)	(5,832)
Loss from equity method investment	(6,734)	(2,724)	(16,240)	(9,641)
Total other income (expense), net	(5,324)	(2,280)	(14,633)	(9,403)
Loss before income taxes	(7,693)	(25,143)	(48,228)	(204,954)
Income tax expense (benefit)	(608)	(3,978)	418	(833)
Net loss	$(7,085)	$(21,165)	$(48,646)	$(204,121)
Other comprehensive income (loss):
Unrealized gain (loss) on short-term investments	$(1,190)	$241	$(2,908)	$566
Unrealized gain (loss) on cash flow hedges	77	534	2,495	(78)
Foreign currency translation gain (loss)	(344)	648	(234)	6,627
Comprehensive loss	$(8,542)	$(19,742)	$(49,293)	$(197,006)

Net loss per share - basic and diluted	$(0.10)	$(0.31)	$(0.70)	$(3.04)
Weighted average shares used to compute basic and diluted net loss per share	69,650	67,652	69,024	67,040
See accompanying notes to unaudited condensed consolidated financial statements.

TANDEM DIABETES CARE, INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(Unaudited)
(In thousands)

Three Months Ended September 30, 2026

	Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Total Stockholders’ Equity
	Shares	Amount
Balance at June 30, 2026	69,540	$70	$1,418,011	$6,403	$(1,294,096)	$130,388
Exercise of stock options	10	—	147	—	—	147
Vesting of restricted stock units, net of shares withheld for taxes	207	—	(2,679)	—	—	(2,679)
Stock-based compensation expense	—	—	15,773	—	—	15,773
Unrealized loss on short-term investments	—	—	—	(1,190)	—	(1,190)
Unrealized gain on cash flow hedges	—	—	—	77	—	77
Foreign currency translation losses	—	—	—	(344)	—	(344)
Net loss	—	—	—	—	(7,085)	(7,085)
Balance at September 30, 2026	69,757	$70	$1,431,252	$4,946	$(1,301,181)	$135,087

Nine Months Ended September 30, 2026

	Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Total Stockholders’ Equity
	Shares	Amount
Balance at December 31, 2025	68,291	$68	$1,402,044	$5,593	$(1,252,535)	$155,170
Exercise of stock options	53	—	886	—	—	886
Vesting of restricted stock units, net of shares withheld for taxes	872	1	(8,855)	—	—	(8,854)
Issuance of common stock under Employee Stock Purchase Plan	541	1	5,893	—	—	5,894
Stock-based compensation expense	—	—	46,584	—	—	46,584
Purchase of capped call options related to convertible notes due 2032	—	—	(15,300)	—	—	(15,300)
Unrealized loss on short-term investments	—	—	—	(2,908)	—	(2,908)
Unrealized gain on cash flow hedges	—	—	—	2,495	—	2,495
Foreign currency translation losses	—	—	—	(234)	—	(234)
Net loss	—	—	—	—	(48,646)	(48,646)
Balance at September 30, 2026	69,757	$70	$1,431,252	$4,946	$(1,301,181)	$135,087
See accompanying notes to unaudited condensed consolidated financial statements.

Three Months Ended September 30, 2025

	Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Total Stockholders’ Equity
	Shares	Amount
Balance at June 30, 2025	67,531	$68	$1,360,251	$3,745	$(1,230,781)	$133,283
Exercise of stock options	15	—	46	—	—	46
Vesting of restricted stock units, net of shares withheld for taxes	227	—	(1,616)	—	—	(1,616)
Stock-based compensation expense	—	—	20,994	—	—	20,994
Unrealized gain on short-term investments	—	—	—	241	—	241
Unrealized gain on cash flow hedges	—	—	—	534	—	534
Foreign currency translation gains	—	—	—	648	—	648
Net loss	—	—	—	—	(21,165)	(21,165)
Balance at September 30, 2025	67,773	$68	$1,379,675	$5,168	$(1,251,946)	$132,965

Nine Months Ended September 30, 2025

	Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Total Stockholders’ Equity
	Shares	Amount
Balance at December 31, 2024	66,264	$66	$1,312,804	$(1,947)	$(1,047,825)	$263,098
Exercise of stock options	68	—	917	—	—	917
Vesting of restricted stock units, net of shares withheld for taxes	990	1	(13,323)	—	—	(13,322)
Issuance of common stock under Employee Stock Purchase Plan	451	1	7,194	—	—	7,195
Stock-based compensation expense	—	—	72,083	—	—	72,083
Unrealized gain on short-term investments	—	—	—	566	—	566
Unrealized loss on cash flow hedges	—	—	—	(78)	—	(78)
Foreign currency translation gains	—	—	—	6,627	—	6,627
Net loss	—	—	—	—	(204,121)	(204,121)
Balance at September 30, 2025	67,773	$68	$1,379,675	$5,168	$(1,251,946)	$132,965
See accompanying notes to unaudited condensed consolidated financial statements.

TANDEM DIABETES CARE, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(In thousands)

	Nine Months Ended September 30,
	2026	2025
Operating Activities
Net loss	$(48,646)	$(204,121)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization expense	13,487	13,171
Amortization of debt issuance costs	2,196	1,414
Provision for expected credit losses	7,259	6,745
Operating lease and other impairment charges	—	6,697
Amortization of discount or (accretion of premium) on short-term investments	(2,748)	(2,083)
Loss from equity method investment	16,240	9,641
Stock-based compensation expense	47,293	72,271
Acquired in-process research and development expenses	—	75,217
Other	3,353	1,041
Changes in operating assets and liabilities:
Accounts receivable, net	(24,587)	(14,798)
Inventories	(19,418)	17,252
Prepaid and other current assets	(19,309)	(12,140)
Other long-term assets	(9,373)	3,585
Accounts payable	26,115	(3,591)
Employee-related liabilities	(6,026)	197
Deferred revenue	(1,942)	(4,102)
Operating leases and other current liabilities	(3,000)	9,017
Other long-term liabilities	(5,289)	5,077
Net cash used in operating activities	(24,395)	(19,510)
Investing Activities
Purchases of short-term investments	(290,478)	(56,004)
Proceeds from maturities and redemptions of short-term investments	122,111	200,583
Purchases of property and equipment	(15,005)	(13,263)
Acquisition of in-process research and development	—	(43,464)
Purchases of equity investments, strategic investments, and intangible assets	(81,427)	—
Net cash provided by (used in) investing activities	(264,799)	87,852
Financing Activities
Proceeds from issuance of convertible senior notes due 2032, net of $8,843 debt issuance costs	291,157	—
Principal payments on convertible senior notes due 2025	—	(40,760)
Payment for capped call transactions related to convertible senior notes due 2032	(15,300)	—
Principal payments on notes payable	(4,500)	—
Cash used to settle withholding taxes on vested restricted stock, net of proceeds from issuance of common stock under Company stock plans	(2,075)	(5,211)
Net cash provided by (used in) financing activities	269,282	(45,971)
Effect of foreign exchange rate changes on cash	2,118	342
Net increase (decrease) in cash and cash equivalents	(17,794)	22,713
Cash and cash equivalents at beginning of period	90,634	69,234
Cash and cash equivalents at end of period	$72,840	$91,947
Supplemental disclosures of cash flow information
Income taxes (refunded) paid	$(1,338)	$4,939
Supplemental schedule of non-cash investing and financing activities
Operating lease right-of-use assets obtained in exchange for operating lease obligations	$10,224	$26,169
Purchases of property and equipment included in accounts payable and accrued expenses	$2,039	$830
Intangible costs in other long-term liabilities	$—	$13,300
See accompanying notes to unaudited condensed consolidated financial statements.

TANDEM DIABETES CARE, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
1. Organization and Basis of Presentation
The Company
Tandem Diabetes Care, Inc. is a global leader in delivery and diabetes technology, specializing in the design, development, and commercialization of advanced solutions that reduce the burden of diabetes management. Tandem Diabetes Care, Inc. is incorporated in the state of Delaware. Unless the context requires otherwise, the terms the “Company” or “Tandem” refer to Tandem Diabetes Care, Inc., together with its wholly-owned subsidiaries.
The Company’s strategy is to offer flexibility and choice in intelligent insulin delivery systems through an accessible portfolio of market-leading pumps, applications, and insights. In support of this strategy, the Company’s pump platforms include t:slim X2 and Tandem Mobi (Mobi). Both pumps feature Control-IQ+ technology, which is the Company’s most advanced algorithm for managing insulin delivery, using information received from compatible continuous glucose monitoring (CGM) sensors. New software for the insulin pumps may be updated remotely by the individual users as new advancements become available. The insulin pumps are compatible with other complementary digital health offerings, such as the Company’s mobile application and cloud-based diabetes management applications. The Company’s insulin pumps are durable medical devices designed for multiple years of daily use. In addition, the Company sells disposable supplies used in conjunction with the pumps, which are replaced periodically. These supplies include cartridges for storing insulin and infusion sets that contain a cannula and connect the pump to a user’s body to administer insulin.
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
The functional currency of each of the Company’s foreign subsidiaries is its respective local currency. The Company translates the financial statements of its foreign subsidiaries into U.S. dollars using period-end exchange rates for assets and liabilities and average exchange rates for each period for revenue, costs, and expenses. Translation-related adjustments are included in other comprehensive income (loss) in the condensed consolidated statements of operations, and in accumulated other comprehensive income (loss) in the stockholders’ equity section of the Company’s condensed consolidated balance sheets. Foreign exchange gains or losses resulting from balances denominated in a currency other than the functional currency are recognized in interest income and other income, net in the Company’s condensed consolidated statements of operations.
2. Summary of Significant Accounting Policies
There have been no material changes to the Company’s significant accounting policies during the nine months ended September 30, 2026, as compared to those disclosed in the Annual Report.

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
Accounts Receivable
The Company grants credit to various customers in the ordinary course of business and is paid directly by customers who use its products, distributors, and third-party insurance payors. The Company maintains an allowance for its current estimate of expected credit losses. Provisions for expected credit losses are estimated based on historical experience, assessment of specific customer-related risks, review of outstanding invoices, forecasts about the future, and various other assumptions and estimates that are believed to be reasonable under the circumstances, including the impact of broader macroeconomic conditions such as changes in credit risk, discretionary spending, and interest rates. Uncollectible accounts are written off against the allowance after appropriate collection efforts have been exhausted and when it is deemed that a balance is uncollectible.
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
Under the terms of the Settlement Agreement, the Company agreed to pay Roche $36.0 million over a four-year period, with an initial cash payment of $8.0 million and four equal annual installments thereafter. Based on a relative fair value approach, $13.3 million was capitalized as an intangible asset for the value of the license, which is being amortized over seven years, reflecting the estimated useful life of the acquired patents. The remaining consideration was expensed as settlement and litigation expense with related legal fees during the second quarter 2025. The Company paid its first annual payment of $7.0 million during the second quarter 2026.

Impairment of Long-Lived Assets
Long-lived assets, such as property and equipment, operating lease right-of-use assets, and acquired intangible assets subject to amortization, are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. If circumstances require a long-lived asset or asset group to be tested for possible impairment, the Company first compares undiscounted cash flows expected to be generated by that asset or asset group to its carrying amount. If the carrying amount of the long-lived asset or asset group is not recoverable on an undiscounted cash flow basis, an impairment is recognized to the extent that the carrying amount exceeds its fair value. Fair value is determined using unobservable (Level 3) inputs (see Note 5 “Fair Value Measurements”), including discounted cash flow models, future estimated sublease income, and third-party independent appraisals, as considered necessary. There is uncertainty in the projected undiscounted future cash flows used in the Company’s impairment review analysis, which requires the use of estimates and assumptions. If actual performance does not meet or exceed projected performance, or if the assumptions used in the model change in the future, the Company may be required to recognize additional impairment charges in future periods. The Company recognized the impairment of operating lease right-of-use assets in the first quarter 2025 (see Note 6, “Leases”). There were no other impairments of long-lived assets, including acquired intangible assets, during the three and nine months ended September 30, 2026 and 2025.
Equity Method Investment
The Company uses the equity method to account for investments in companies if it owns more than 20% of the investee company’s outstanding equity or the investment provides the Company with the ability to exercise significant influence but not control over the operating and financial policies of the investee. The Company assesses whether it has significant influence by considering various factors, including the nature and magnitude of the investment, voting rights held, and participation in the governance of the investee, if any. The Company also considers additional relevant factors, such as the presence of other business relationships.
The Company held an equity method investment in CeQur SA (CeQur), a privately held company, of $125.5 million and $60.4 million as of September 30, 2026 and December 31, 2025, respectively. On May 22, 2026, the Company made an additional investment in CeQur of CHF 64.0 million ($81.4 million USD), remaining at an ownership level of less than 50%. The Company continues to account for the investment under the equity method. The additional investment was recorded as an increase to the carrying value of the existing equity method investment. In connection with the additional investment, the Company obtained, for an immaterial amount, the option to acquire the remainder of CeQur’s shares no earlier than 2028 at its sole discretion. In the event the option is exercised, the price to be paid will be calculated using a predetermined market-based formula. The Company recorded this call option in other long-term assets on the condensed consolidated balance sheets. The call option does not meet the criteria for derivative accounting.
Equity method investments are reviewed for impairment when events or changes in circumstances indicate that the carrying amount may not be recoverable. No impairment charges were recognized for the equity method investment during the three and nine months ended September 30, 2026.
The Company’s condensed consolidated net loss included its proportionate share of the net loss of its equity method investee, which was $6.7 million and $16.2 million for the three and nine months ended September 30, 2026, respectively, and $2.7 million and $9.6 million for the three and nine months ended September 30, 2025, respectively.
Revenue Recognition
Revenue is generated primarily from sales of insulin pumps, single-use insulin cartridges, and infusion sets to individual customers with third-party insurance coverage and through a network of distributors that resell the products to insulin-dependent diabetes customers. The Company recognizes revenue when it transfers control of the promised goods or services to customers in an amount that reflects the consideration to which the Company expects to be entitled in exchange for those goods or services, net of estimated rebates, prompt payment discounts, and a provision for product returns.

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
Variable Consideration
The amount of variable consideration that is included in the transaction price is included in revenue only to the extent that it is probable that a significant reversal in the amount of the cumulative revenue recognized will not occur in a future period. The Company is subject to certain rebates on pricing programs with managed care organizations, including pharmacy benefit managers and governmental or third-party commercial payors. The terms of these programs may vary depending on the customer and contractual arrangements. The Company estimates provisions for rebates based on contractual arrangements, estimates of products sold subject to rebate, known market events or trends, and channel inventory data. Sales rebates are recorded as a reduction of revenue and are included within other current or long-term liabilities on the condensed consolidated balance sheets, depending on the anticipated settlement period of the rebate. Actual rebate payments may differ from estimated amounts recorded in the accompanying condensed consolidated financial statements.

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
Gains or losses on cash flow hedges are reclassified from other comprehensive income (loss) to earnings when the hedged transaction occurs and affects condensed consolidated results. Gains or losses on fair value hedges are recognized in earnings immediately and offset against changes in the fair value of the underlying hedged asset, liability, or firm commitment. If the Company determines that a forecasted transaction is no longer probable or no longer qualifies for hedge accounting treatment, the Company discontinues hedge accounting and any related unrealized gain or loss on the derivative instrument is recognized in current earnings.

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
The following table provides a reconciliation of the changes in product warranty liabilities for the three and nine months ended September 30, 2026 and 2025 (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Balance at beginning of the period	$54,765	$54,203	$55,319	$51,408
Provision for warranties issued during the period	12,141	8,918	30,289	27,391
Settlements made during the period	(9,567)	(10,003)	(28,269)	(27,702)
Increases in warranty estimates	—	741	—	2,762
Balance at end of the period	$57,339	$53,859	$57,339	$53,859
As of September 30, 2026 and December 31, 2025, total product warranty reserves were included in the following condensed consolidated balance sheet accounts (in thousands):

	September 30, 2026	December 31, 2025
Other current liabilities	$35,446	$33,277
Other long-term liabilities	21,893	22,042
Total warranty reserve	$57,339	$55,319

Stock-Based Compensation
Stock-based compensation cost is measured at the grant date based on the estimated fair value of the award, and the portion that is ultimately expected to vest is recognized as compensation expense over the requisite service period on a straight-line basis.
The Company estimates the fair value of employee purchase rights under the Company’s Employee Stock Purchase Plan (ESPP) using the Black-Scholes option pricing model on the date of grant. The Black-Scholes option pricing model requires the use of assumptions, including stock price volatility, expected term, dividend yield, and risk-free interest rate.

The fair value of restricted stock unit (RSU) awards issued under the Company’s stock incentive plans that vest solely based on service is estimated based on the fair market value of the underlying stock on the date of grant. The fair value of RSU awards that vest based upon predefined Company performance metrics and the awardee’s continuing service through the measurement date is generally estimated based on the fair market value of the underlying stock on the grant date and the estimated probability of achieving the applicable performance conditions. The Company reassesses the probability of achieving such performance conditions each reporting period, and any resulting adjustment to compensation expense is recognized in the period of change. For certain performance-based RSUs with market-based criteria, the Company uses a Monte Carlo methodology to estimate the fair value at the date of grant. With respect to RSU awards with a market condition, the Company recognizes compensation expense ratably over the requisite service period under an award based on the fair market value of the award at the time of grant, regardless of whether the market condition is satisfied. Previously recognized compensation cost would be reversed only if the employee terminated employment before completing the requisite service period.
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
For the three and nine months ended September 30, 2026 and 2025, there was no difference in the weighted average number of shares used to calculate basic and diluted net loss per share due to the Company’s net loss position in each period.
The number of common share equivalents excluded from the computation of diluted earnings per share because either the effect would have been anti-dilutive, or the performance criteria related to the units had not yet been met, are as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Options to purchase common stock	87	99	560	666
Unvested restricted stock units	4,550	3,881	3,116	2,764
Awards granted under the ESPP	221	346	109	250
Convertible senior notes (if-converted)	17,261	9,151	15,538	9,151
Total	22,119	13,477	19,323	12,831

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
Accounting Pronouncements Issued and Not Yet Adopted
In November 2024, the FASB issued ASU 2024-03 Income Statement–Reporting Comprehensive Income–Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses (ASU 2024-03), and in January 2025, the FASB issued Income Statement - Reporting Comprehensive Income - Expense Disaggregation Disclosures (Subtopic 220-40): Clarifying the Effective Date (ASU 2025-01). ASU 2024-03 requires entities to disclose information about purchases of inventory, employee compensation, and intangible asset amortization in each income statement line item that contains those expenses. ASU 2024-03, as clarified by ASU 2025-01, is effective for the annual reporting period beginning after December 15, 2026 and interim reporting periods within the annual reporting period beginning after December 15, 2027. Early adoption is permitted. The Company is currently evaluating ASU 2024-03, as clarified by ASU 2025-01, to determine the impact it may have on its condensed consolidated financial statements.
In November 2025, the FASB issued ASU 2025-09 Derivatives and Hedging (Topic 815): Hedge Accounting Improvements (ASU 2025-09). This update is intended to better align hedge accounting with entities’ risk management strategies and simplify application. Key provisions include allowing grouping of forecasted transactions with similar risk exposure, introducing a model for hedging variable-rate debt instruments that permit rate selection, permitting component hedging for certain nonfinancial forecasted transactions, clarifying treatment of certain compound derivatives, and restoring operability for specific dual hedge strategies. ASU 2025-09 is effective for fiscal years beginning after December 15, 2026, including interim periods, with early adoption permitted. The Company is currently evaluating ASU 2025-09 to determine the impact it may have on its condensed consolidated financial statements.
In December 2025, the FASB issued ASU 2025-11 Interim Reporting (Topic 270): Narrow-Scope Improvements (ASU 2025-11), which clarifies and improves the guidance for interim financial reporting. The amendments introduce a disclosure principle requiring entities to disclose events since the end of the previous annual reporting period that materially affect the entity, consolidate a comprehensive list of interim disclosure requirements within ASC 270, and provide guidance on the form and content of condensed interim financial statements. ASU 2025-11 will be effective for interim reporting periods in fiscal years beginning after December 15, 2027. Early adoption is permitted. The Company is currently evaluating ASU 2025-11 to determine the impact it may have on its condensed consolidated financial statements.
3. Short-Term Investments
The Company invests in marketable securities primarily consisting of debt instruments of the United States Government, United States Government-sponsored enterprises, and financial institutions and corporations with strong credit ratings. The following represents a summary of the estimated fair value of short-term investments as of September 30, 2026 and December 31, 2025 (in thousands):

As of September 30, 2026	Amortized Cost	Gross Unrealized Gain	Gross Unrealized Loss	Estimated Fair Value
Available-for-sale securities:
United States Government-sponsored enterprises	$113,229	$39	$(401)	$112,867
United States Treasury securities	128,225	—	(971)	127,254
Commercial paper	19,231	—	(35)	19,196
Corporate debt securities	111,514	11	(600)	110,925
Total	$372,199	$50	$(2,007)	$370,242

As of December 31, 2025	Amortized Cost	Gross Unrealized Gain	Gross Unrealized Loss	Estimated Fair Value
Available-for-sale securities:
United States Government-sponsored enterprises	$101,230	$773	$(8)	$101,995
United States Treasury securities	34,267	71	—	34,338
Commercial paper	21,500	17	(1)	21,516
Corporate debt securities	44,082	102	(1)	44,183
Total	$201,079	$963	$(10)	$202,032

The contractual maturities of available-for-sale debt securities as of September 30, 2026 were as follows (in thousands):

	Years to Maturity
As of September 30, 2026	Within One Year	One to Two Years	Two to Three Years	Estimated Fair Value
United States Government-sponsored enterprises	$87,060	$25,807	$—	$112,867
United States Treasury securities	73,814	45,218	8,222	127,254
Commercial paper	19,196	—	—	19,196
Corporate debt securities	62,273	48,652	—	110,925
Total	$242,343	$119,677	$8,222	$370,242

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
4. Composition of Certain Financial Statement Items
Accounts Receivable
Accounts receivable, net consisted of the following as of September 30, 2026 and December 31, 2025 (in thousands):

	September 30,	December 31,
	2026	2025
Accounts receivable	$188,085	$173,884
Less: allowance for credit losses	(8,063)	(8,393)
Accounts receivable, net	$180,022	$165,491
Allowance for Credit Losses
The following table provides a reconciliation of the changes in the allowance for estimated accounts receivable credit losses for the three and nine months ended September 30, 2026 and 2025 (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Balance at beginning of the period	$7,893	$6,095	$8,393	$7,251
Provision for expected credit losses	1,901	3,169	7,259	6,745
Write-offs and adjustments, net of recoveries	(1,731)	(1,705)	(7,589)	(6,437)
Balance at end of the period	$8,063	$7,559	$8,063	$7,559

Inventories
Inventories consisted of the following as of September 30, 2026 and December 31, 2025 (in thousands):

	September 30,	December 31,
	2026	2025
Raw materials	$34,748	$31,770
Work-in-process	26,090	23,805
Finished goods	82,283	73,194
Total inventories	$143,121	$128,769
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
The following table presents information about the Company’s financial assets and liabilities measured at fair value on a recurring basis as of September 30, 2026 and December 31, 2025, and indicates the fair value hierarchy of the valuation techniques used by the Company to determine such fair value (in thousands):

	Fair Value Measurements as of September 30, 2026
	Total	Level 1	Level 2	Level 3
Assets
Cash equivalents(1)	$46,519	$46,519	$—	$—
Available-for-sale securities:
United States Government-sponsored enterprises	112,867	—	112,867	—
United States Treasury securities	127,254	127,254	—	—
Commercial paper	19,196	—	19,196	—
Corporate debt securities	110,925	—	110,925	—
Foreign exchange forward contracts	2,326	—	2,326	—
Total assets	$419,087	$173,773	$245,314	$—
Liabilities
Foreign exchange forward contracts	$142	$—	$142	$—
Total liabilities	$142	$—	$142	$—

	Fair Value Measurements as of December 31, 2025
	Total	Level 1	Level 2	Level 3
Assets
Cash equivalents(1)	$75,642	$75,642	$—	$—
Available-for-sale securities:
United States Government-sponsored enterprises	101,995	—	101,995	—
United States Treasury securities	34,338	34,338	—	—
Commercial paper	21,516	—	21,516	—
Corporate debt securities	44,183	—	44,183	—
Total assets	$277,674	$109,980	$167,694	$—
Liabilities
Foreign exchange forward contracts	$312	$—	$312	$—
Total liabilities	$312	$—	$312	$—
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
There were no transfers into or out of Level 3 assets during the three and nine months ended September 30, 2026 and 2025.
Fair Value of Convertible Senior Notes
The Company’s convertible senior notes are carried at amortized cost on the condensed consolidated balance sheets (see Note 7, “Debt”). As of September 30, 2026 and December 31, 2025, the Company estimated the fair value of its convertible senior notes based on Level 2 quoted market prices as follows (in thousands):

	Fair Value Measurements as of
	September 30, 2026	December 31, 2025
Convertible Senior Notes due 2029	$304,230	$324,979
Convertible Senior Notes due 2032	247,239	N/A
Total fair value of outstanding convertible senior notes	$551,469	$324,979

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
Supplemental Lease Disclosure Information
The Company’s lease costs recorded in the condensed consolidated statements of operations were as follows for the three and nine months ended September 30, 2026 and 2025 (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Operating lease cost (before sublease income)	$4,195	$4,328	$12,656	$12,851
Short-term lease cost	27	30	75	144
Loss on lease termination and right-of-use asset impairment charges	—	—	—	6,697
Sublease income	(582)	(566)	$(1,748)	$(1,697)
Total lease cost	$3,640	$3,792	$10,983	$17,995
Maturities of operating lease liabilities as of September 30, 2026 were as follows (in thousands):

Years Ending December 31,
2026 (remaining)	$3,722
2027	22,358
2028	18,760
2029	17,597
2030	18,493
Thereafter	91,242
Total undiscounted lease payments	172,172
Less: amount representing interest	(39,017)
Present value of operating lease liabilities	133,155
Less: current portion of operating lease liabilities	(20,381)
Operating lease liabilities - long-term	$112,774

The weighted-average remaining lease term and weighted-average discount rate for operating leases were as follows as of September 30, 2026 and December 31, 2025:

	September 30, 2026	December 31, 2025
Weighted-average remaining lease term (in years)	8.4	8.6
Weighted-average discount rate used to determine operating lease liabilities	5.8%	5.8%

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
The net carrying amount of the Notes on the condensed consolidated balance sheets consisted of the following as of September 30, 2026 and December 31, 2025 (in thousands):

	September 30, 2026	December 31, 2025
Principal amount:
Convertible Senior Notes Due 2029	$316,250	$316,250
Convertible Senior Notes Due 2032	300,000	N/A
Total principal amount	616,250	316,250
Unamortized debt issuance costs	(12,862)	(6,214)
Long-term senior convertible notes	$603,388	$310,036
As of September 30, 2026, the if-converted value of the 2029 and 2032 Notes did not exceed the principal amount. As of December 31, 2025, the if-converted value of the 2029 Notes did not exceed the principal amount. No conversion features for the 2029 and 2032 Notes were triggered during the three and nine months ended September 30, 2026.
The following table summarizes the effective interest rates for each of our convertible senior notes for the three and nine months ended September 30, 2026 and 2025:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Effective interest rate:
Convertible Senior Notes Due 2025	N/A	N/A	N/A	2.1%
Convertible Senior Notes Due 2029	2.1%	2.1%	2.1%	2.1%
Convertible Senior Notes Due 2032	0.5%	N/A	0.5%	N/A
The following table details interest expense related to the Notes recognized for the three and nine months ended September 30, 2026 and 2025 (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Contractual interest expense	$1,186	$1,186	$3,558	$3,762
Amortization of debt issuance costs	812	444	2,196	1,414
Total interest expense	$1,998	$1,630	$5,754	$5,176
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

2032 Capped Call Transactions

In connection with the issuance of the 2032 Notes, the Company entered into capped call transactions in February 2026 with certain counterparties at a net cost of $15.3 million (2032 Capped Call Transactions). The 2032 Capped Call Transactions are expected generally to reduce potential dilution to the common stock upon any conversion of the 2032 Notes and/or offset any cash payments the Company is required to make in excess of the principal amount of converted 2032 Notes, as the case may be, with such reduction and/or offset subject to a cap based on a cap price initially equal to $47.08 per share, and is subject to certain adjustments under the terms of the 2032 Capped Call Transactions.

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

Promissory Note Payable

In connection with the acquisition of Capillary Biomedical, Inc. in 2022, the Company assumed a $4.7 million promissory note payable. The promissory note accrued interest at the rate of 5.0% per year, and was due and payable upon the first sale or license of the commercialized product. As of December 31, 2025, the loan balance, including accrued interest, was $4.9 million. During the third quarter 2026, the Company paid the $4.9 million outstanding balance of the promissory note, including accrued interest.
8. Stockholders’ Equity
Shares Reserved for Future Issuance
The following shares of the Company’s common stock were reserved for future issuance as of September 30, 2026 (in thousands):

Shares reserved for issuance upon conversion of convertible senior notes	17,261
Shares underlying outstanding warrants	194
Shares underlying outstanding stock options	2,512
Shares underlying unvested RSUs	4,587
Shares authorized for issuance pursuant to awards granted under the ESPP	1,393
Shares authorized for future equity award grants	1,978
Total	27,925
Common Stock Warrants

Warrants to purchase shares of the Company’s common stock outstanding as of September 30, 2026 are equity-classified and were as follows:

Issue Date	Exercise Price Per Share	Warrants Outstanding	Expiration Date of Warrants Outstanding
March 2017	$23.50	193,788	March 2027
Each warrant allows the holder to purchase one share of common stock at the per share exercise price of the warrant.
Stock-Based Compensation
The following table summarizes the allocation of stock-based compensation expense included in the condensed consolidated statements of operations for all stock-based compensation arrangements for the three and nine months ended September 30, 2026 and 2025 (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Cost of sales	$945	$1,440	$3,296	$4,916
Selling, general and administrative	10,865	13,917	31,729	46,836
Research and development	4,087	5,785	12,268	20,519
Total stock-based compensation expense	$15,897	$21,142	$47,293	$72,271
The total stock-based compensation expense capitalized as part of the cost of the Company’s inventories was $0.5 million and $1.2 million as of September 30, 2026 and December 31, 2025, respectively.
Restricted Stock Units
The total number of RSUs granted and the respective weighted average grant date fair value were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
RSUs granted	166,834	210,725	2,786,464	2,255,095
Weighted average grant date fair value (per share)	$15.61	$13.00	$17.79	$20.31
Employee Stock Purchase Plan
The Company records stock-based compensation expense associated with the ESPP using the Black-Scholes option pricing model. Valuations are performed on the grant date at the beginning of the purchase period, which generally occurs in May and November of each year. The assumptions used in the Black-Scholes option pricing model for the ESPP were as follows for the nine months ended September 30, 2026 and 2025:

	Nine Months Ended September 30,
	2026	2025
Weighted average grant date fair value (per share)	$6.45	$10.86
Risk-free interest rate	3.9%	4.1%
Dividend yield	0.0%	0.0%
Expected volatility	75.9%	74.9%
Expected term (in years)	1.3	1.3

9. Derivatives

Due to the global nature of the Company’s operations, a portion of its operating activities are denominated in currencies other than the U.S. dollar, exposing the Company to foreign currency exchange rate fluctuations. To mitigate the impact of these fluctuations, the Company uses foreign currency forward contracts to hedge a portion of its forecasted international revenue, operating expense, and cost of sales.

As of September 30, 2026, the Company’s outstanding foreign currency forward contracts settle within one year. These contracts are designated as cash flow hedges. Unrealized gains or losses on these contracts are recorded in accumulated other comprehensive income (loss) (AOCI). Realized gains and losses of such contracts are recognized in revenue and operating expenses in the same period during which the hedged transactions affect the condensed consolidated results of operations. The cash flow effects of our derivative contracts in the condensed consolidated statements of cash flows are included in net cash provided by (used in) operating activities. All derivative instruments are used solely for risk management purposes and are not for speculative trading purposes. For the periods presented, the Company did not have any non-designated hedges.

The notional value of foreign currency forward contracts outstanding related to forecasted transactions was $134.7 million as of September 30, 2026. The Company recorded unrealized gains on foreign currency forward contracts of $0.1 million and $2.5 million, respectively, for the three and nine months ended September 30, 2026. The Company recorded an unrealized gain on foreign currency forward contracts of $0.5 million and an unrealized loss of $0.1 million for the three and nine months ended September 30, 2025, respectively.

The following table summarizes the effect of foreign currency forward contracts designated as hedging instruments in our condensed consolidated statements of operations for the three and nine months ended September 30, 2026 and 2025 (in thousands):

	Net Losses Reclassified from AOCI into Operating Income
	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Designated cash flow hedges:
Revenue	$660	$(196)	$1,019	$(674)
Operating expense	(31)	(30)	(89)	(57)
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
11. Income Taxes

For the three and nine months ended September 30, 2026, the Company recognized income tax benefit of $0.6 million and expense of $0.4 million, respectively, on a pre-tax loss of $7.7 million and $48.2 million, respectively. The Company calculated the provision for income taxes for the three and nine months ended September 30, 2026 by applying an estimate of the annual effective tax rate for the full year to ordinary loss adjusted by the tax impact of discrete items. The income tax benefit for the three months ended September 30, 2026 was primarily attributable to a discrete benefit related to amending prior year tax returns, partially offset by state and foreign tax expense as a result of current taxable income in certain jurisdictions. The income tax expense for the nine months ended September 30, 2026 was primarily attributable to state and foreign tax expense as a result of current taxable income in certain jurisdictions, partially offset by a discrete benefit related to amending prior year tax returns.
For the three and nine months ended September 30, 2025, the Company recognized income tax benefit of $4.0 million and $0.8 million, respectively, on a pre-tax loss of $25.1 million and $205.0 million, respectively. The Company calculated the provision for income taxes for the three and nine months ended September 30, 2025 by applying an estimate of the annual effective tax rate for the full year to ordinary loss adjusted by the tax impact of discrete items. Income tax benefit for the three and nine months ended September 30, 2025 was primarily due to a reduction in domestic cash tax expense as a result of the passage of the One Big Beautiful Bill Act in July 2025.
The Company continues to maintain a full valuation allowance against its net deferred tax assets as of September 30, 2026 based on the current assessment that it is not more likely than not these future benefits will be realized before expiration.
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

The Company’s CODM is the Chief Executive Officer (CEO), who evaluates segment performance based on segment net income (loss) on a consolidated basis. Segment net income (loss) was consistent with the net loss amounts reported in the Company’s condensed consolidated statements of operations and comprehensive loss for the three and nine months ended September 30, 2026 and 2025. There were no significant segment expenses that are regularly provided to the CODM other than those reported in the Company’s condensed consolidated statements of operations and comprehensive loss for the three and nine months ended September 30, 2026 and 2025.
The Company’s CODM is provided segment assets information on a consolidated basis for the evaluation of Company performance. Total segment assets were consistent with total assets reported in the Company’s condensed consolidated balance sheets for September 30, 2026 and December 31, 2025.
Disaggregation of Sales
Segment revenues were consistent with revenue reported in the Company’s condensed consolidated statements of operations and comprehensive loss for the three and nine months ended September 30, 2026 and 2025. The Company primarily sells its products through national and regional distributors in the United States on a non-exclusive basis, and primarily through distribution partners internationally. In the United States, Canada, and select countries in Europe, the Company also uses a direct sales force. The Company disaggregates its revenue by geography, major sales channel, and product as management believes these categories best depict how the nature, amount, and timing of revenues and cash flows are affected by economic factors.
During the three and nine months ended September 30, 2026 and 2025, no individual country internationally generated revenue that represented more than 10% of total revenue. The table below sets forth revenues for the Company’s two primary geographical markets, based on the geographic location to which its products are shipped (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
United States	$191,045	$175,631	$531,180	$496,472
International	92,645	73,622	254,291	227,881
Total Sales	$283,690	$249,253	$785,471	$724,353
Sales within the pharmacy channel accounted for 15% and 5% of the Company’s United States sales for the three months ended September 30, 2026 and 2025, respectively. Sales within the pharmacy channel accounted for 10% and 3% of the Company’s United States sales for the nine months ended September 30, 2026 and 2025, respectively. Direct sales to customers accounted for 18% and 3% of the Company’s international sales for the three months ended September 30, 2026 and 2025, respectively. Direct sales to customers accounted for 14% and 4% of the Company’s international sales for the nine months ended September 30, 2026 and 2025, respectively.
During the three and nine months ended September 30, 2026 and 2025, sales by product were as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Pump	$114,956	$110,114	$340,034	$324,076
Supplies and other	168,734	139,139	445,437	400,277
Total Sales	$283,690	$249,253	$785,471	$724,353
For the pay-as-you-go reimbursement model, the Company allocates a portion of the transaction price associated with the customer’s initial supply order to the pump based on its relative standalone selling price.

13. Acquisitions
In January 2025, the Company entered into an amendment agreement with AMF Medical SA (AMF) that removed contingent liabilities included in the original share purchase agreement entered into in 2022. Under the revised terms, the Company agreed to pay CHF 68.0 million, consisting of a CHF 40.0 million ($43.5 million USD) payment made in January 2025 and a final payment of CHF 28.0 million ($35.1 million USD) made in October 2025. All other payment obligations under the original contract were removed. As the transaction was determined to be an asset acquisition, the total consideration of CHF 68.0 million ($75.2 million USD) was recognized as acquired in-process research and development (IPR&D) and the Company recorded a $3.4 million foreign currency transaction loss within other income (expense), net, in the Company’s condensed consolidated statements of operations and comprehensive loss in 2025.
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
Although the results of legal proceedings and claims cannot be predicted with certainty, as of September 30, 2026 the Company believes it is not currently a party to any legal proceedings, regulatory matters, or other disputes or claims for which a material loss was considered probable or for which the amount or range of loss was reasonably estimable. However, regardless of the merit of the claims raised or the outcome, legal proceedings may have an adverse impact on the Company as a result of defense and settlement costs, diversion of management time and resources, and other factors.
Letters of Credit
As of September 30, 2026, in connection with one of the Company’s operating leases (see Note 6, “Leases”), the Company had a $4.9 million unsecured irrevocable standby letter of credit arrangement with a bank, under which the landlord of the building is the beneficiary. The Company is required to maintain the standby letter of credit throughout the term of the lease, which expires in April 2035.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.
You should read the following discussion and analysis together with our financial statements and related notes in Part I, Item 1 of this Quarterly Report on Form 10-Q for the quarter ended September 30, 2026 (Quarterly Report).
This Quarterly Report contains forward-looking statements within the meaning of the federal securities laws, which statements are subject to considerable risks and uncertainties. These forward-looking statements are intended to qualify for the safe harbor from liability established by the Private Securities Litigation Reform Act of 1995. All statements included or incorporated by reference in this Quarterly Report, other than statements of historical fact, are forward-looking statements. You can identify forward-looking statements by the use of words such as “may,” “will,” “could,” “anticipate,” “expect,” “intend,” “believe,” “continue” or the negative of such terms, or other comparable terminology. Forward-looking statements also include the assumptions underlying or relating to such statements. In particular, forward-looking statements contained in this Quarterly Report may relate to, among other things, our future or assumed financial condition, results of operations, liquidity, trends impacting our financial results, the impact of our foreign currency forward hedging contracts, business forecasts and plans, research and product development plans, product pipelines, development timelines, manufacturing plans, strategic plans and objectives, capital needs and financing plans, product launches, geographic expansion, distribution plans, production capacity, clinical trials, regulatory approvals, competitive position and the impact of changes in the competitive environment, supply chain, the businesses of our contract manufacturers and suppliers, integration of acquisitions and partner technologies, cybersecurity threats, macroeconomic pressures or uncertainties, and the application of accounting guidance. We caution you that the foregoing list may not include all of the forward-looking statements made in this Quarterly Report.
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
Overview
Tandem Diabetes Care is a global leader in insulin delivery and diabetes technology, specializing in the design, development, and commercialization of advanced solutions that reduce the burden of diabetes management. We serve nearly 500,000 people living with diabetes in more than 25 countries worldwide. We offer flexibility and choice in intelligent insulin delivery systems through an accessible portfolio of market-leading pumps, applications, and insights.
Our Tandem pump platforms include t:slim X2 and Tandem Mobi (Mobi), both of which offer distinct, easy-to-use features and Control-IQ+ advanced hybrid closed-loop technology. The t:slim X2 is an all-in-one system that features a slim, sleek, user-friendly color touchscreen and holds up to 300 units of insulin. Mobi is designed for people who seek even greater discretion and flexibility, and includes features such as expanded pump-control from a mobile application, inductive charging, and an on-pump button that can be used for bolusing and other actions. Our insulin pumps offer the option to detach and are typically used as part of an Automated Insulin Delivery (AID) system.

Our insulin pumps are compatible for use with industry-leading continuous glucose monitoring (CGM) sensors from Abbott and Dexcom. When used as an AID system, the CGM sensor data powers our Control-IQ+ technology. Results from four independent pivotal studies using Control-IQ technology have been published in the New England Journal of Medicine since 2019. Control-IQ+, which launched in 2025 and is our third and newest AID algorithm. Its indications include use by people with type 1 diabetes ages 2+, as well as for use in pregnancy complicated by type 1 diabetes, and for people 18+ living with type 2 diabetes. This hybrid closed loop algorithm increases a user’s time in targeted glycemic range (70-180 mg/dL) by predicting and helping to prevent the frequency and/or duration of hyperglycemic and/or hypoglycemic events. It is the only predictive algorithm featuring AutoBolus corrective bolusing. Control-IQ+ also offers an easy set-up feature and settings for sleep and exercise activities that adjust the algorithm parameters to better match the different physiological needs during these activities.
As part of our ecosystem of diabetes solutions, we also offer a web-based data management platform, Tandem Source, that provides users, their caregivers, and their healthcare providers with a fast, easy, and visual way to display diabetes therapy management data from our pumps and compatible CGM sensors. When an individual pump user consents, Tandem Source also provides us with data that we can analyze to reveal patterns, trends, outcomes, and associations that can be used for product development and in the analysis of clinical outcomes data.
Our Strategy & Future Technology
Diabetes management can vary greatly from person-to-person, creating multiple market segments based on clinical needs, personal preferences, and affordability. Our strategy is to redefine global leadership in insulin delivery solutions through commercial excellence, patient-first reimbursement choices, and a differentiated device portfolio. We strive to offer all people with insulin-dependent diabetes flexibility and choice in their intelligent insulin delivery systems, through our portfolio of market-leading pumps, applications, and insights that improve outcomes and reduce the daily burden of living with diabetes.
In support of this strategy, we continue to drive innovation in our Tandem pump platforms. This includes a novel, extended-wear infusion site option for Mobi that will transform the pump into a tubeless patch device. In the second quarter 2026, we submitted a 510(k) application to the U.S. Food and Drug Administration (FDA) for Mobi tubeless capability. In addition, our pipeline includes a next-generation Mobi patch pump that leverages the technology acquired with the Sigi Patch Pump to deliver further miniaturization. Our development efforts also include extended-wear infusion set technology, dual glucose-ketone sensor compatibility, and algorithm advancement in pursuit of offering fully closed loop technology.
Third-Party Reimbursement
In the United States, we are transitioning coverage from the durable medical equipment (DME) benefit,where we have been reimbursed historically, to the pharmacy benefit. We believe this strategy will improve access and optimize the potential for better medical outcomes for people living with diabetes, while reducing the overall economic burden of diabetes care.
Through the medical benefit, pumps were historically reimbursed upfront, separate from the ongoing supply purchases. In 2025, we began contracting for customers to receive their pumps and supplies through a pharmacy benefit with the same upfront reimbursement structure as a medical benefit. In the first quarter of 2026, we renegotiated our pharmacy benefit contracts to a pay-as-you-go reimbursement structure, eliminating the upfront pump reimbursement. Under this model, customers no longer incur a significant upfront cost when initiating pump therapy, which reduces their initial financial burden. With a lower upfront cost, this model is expected to support broader patient access and increase adoption of our products by reducing a barrier for patients when evaluating pump therapy. Overall, we anticipate higher revenue per customer under the pay-as-you-go reimbursement structure compared to the current medical benefit structure over a four-year period.

Internationally, insurance reimbursement models may vary by geography. In markets where we have direct operations, we are responsible for all reimbursement, tender application, and fulfillment activities. Otherwise, that responsibility lies with our distributors.
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
•Any adverse event involving products that we distribute could result in future corrective actions, such as recalls, customer notifications or regulatory agency action, which could include inspection, mandatory recall or other enforcement action. Any action by regulatory bodies against us, and any regulatory challenges we encounter, could have a negative impact on our product sales and harm our reputation.
Markets, Seasonality, Competition, and Product Launches
•We expect our business to be impacted by the introduction of new diabetes devices and treatments by us or our competitors. The success of our products is variable and we believe it correlates to market acceptance, anticipated product launches, and commercial availability.

•Seasonality in the United States is associated with annual insurance deductibles and coinsurance requirements of the insurance plan benefit used by our customers and the customers of our distributors. In the United States, we typically experience a higher volume of pump shipments in the second half of the year due to the nature of these reimbursement dynamics under the medical benefit. As we expand our access through the pharmacy benefit with no upfront reimbursement for an insulin pump, we anticipate there will be less of a seasonal impact on the business in future periods related to insurance deductibles and coinsurance requirements. Other factors that may impact worldwide sales across the year include the timing of seasonal holidays, particularly in our international markets.

•Regulatory approval and/or upcoming launches of new Tandem or competing products could also adversely impact timing of purchasing decisions.

•In periods following new product launches, our cost of sales may increase on a per unit basis until the new products achieve manufacturing scale and operating expenses may be elevated by increased sales and marketing spending to support the product launches.
Reimbursement
•In 2026, our primary focus is to continue increasing our sales through the pharmacy benefit with improved scalability of operations, expanded coverage, and a change in the reimbursement model. Our pharmacy contracts are structured as pay-as-you-go with reimbursement for the ongoing supply purchases only, at a price premium to the DME model. Under this model, in 2026, we began experiencing a decrease in sales and gross profit when pumps are shipped with no upfront reimbursement. As pharmacy utilization scales, we expect the decrease in sales from pharmacy pump shipments to be offset by an increase in supply sales and gross profit from both our existing installed base and new customers.
•We generally have had broad insurance coverage for our products through third-party payors. Our sales and results of operations may be impacted by the failure to secure or retain adequate coverage consistent with current reimbursement levels, changes in reimbursement structures, or availability of affordable options for our customers.

Supply Chain

•We depend on a limited number of third-party suppliers for certain components and products. Their inability to provide an adequate supply of components or products could harm our business. For example, one of our key infusion set suppliers has recently experienced supply challenges, which has impacted our overall inventory levels and supply sales, and we currently expect inventory constraints to persist through early 2027. If we are unable to obtain sufficient quantities of such supplies or other necessary components to meet demand on a timely basis going forward, we could lose additional customer orders, our reputation may be harmed, and our business could suffer.
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
Selling, General and Administrative
Our SG&A expenses primarily consist of salary, cash-based incentive compensation, fringe benefits, and non-cash stock-based compensation for our sales, marketing, and administrative functions in the United States and select international markets, which also includes our clinical, customer support, technical services, insurance verification, and regulatory affairs personnel. Our sales territories are generally maintained by sales representatives and field clinical specialists, and supported by managed care liaisons, additional sales management, and other customer support personnel. Other significant SG&A expenses typically include costs of technology infrastructure for customer sales and support, commercialization activities associated with new product launches, travel, trade shows, outside legal fees, independent auditor fees, outside consultant fees, insurance premiums, facilities costs, and information technology costs.

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

Results of Operations

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands, except percentages)	2026	2025	2026	2025
Sales:
United States	$191,045	$175,631	$531,180	$496,472
International	92,645	73,622	254,291	227,881
Total sales	283,690	249,253	785,471	724,353
Cost of sales	123,268	114,961	343,481	345,799
Gross profit	160,422	134,292	441,990	378,554
Gross margin	57%	54%	56%	52%
Operating expenses:
Selling, general and administrative	113,945	108,440	333,774	331,889
Research and development	48,846	48,715	141,811	147,048
Acquired in-process research and development expenses	—	—	—	75,217
Litigation and settlement expense	—	—	—	19,951
Total operating expenses	162,791	157,155	475,585	574,105
Operating loss	(2,369)	(22,863)	(33,595)	(195,551)
Other income (expense), net:
Interest income and other income, net	3,715	2,509	8,566	6,070
Interest expense	(2,305)	(2,065)	(6,959)	(5,832)
Loss from equity method investment	(6,734)	(2,724)	(16,240)	(9,641)
Total other income (expense), net	(5,324)	(2,280)	(14,633)	(9,403)
Loss before income taxes	(7,693)	(25,143)	(48,228)	(204,954)
Income tax expense (benefit)	(608)	(3,978)	418	(833)
Net loss	$(7,085)	$(21,165)	$(48,646)	$(204,121)

Comparison of the Three Months Ended September 30, 2026 and 2025
Sales
For the three months ended September 30, 2026, we shipped approximately 33,000 pumps worldwide. Sales were $283.7 million, which included $92.6 million of international sales. Sales were $249.3 million for the three months ended September 30, 2025, which included $73.6 million of international sales. Overall, the increase was primarily driven by increased volumes, favorable channel mix and improved pricing, even with a continued inventory constraint relating to a key supplier.

Sales by product in the United States were as follows (in thousands):

	Three Months Ended September 30,
	2026	2025
Pump	$83,381	$84,785
Supplies and other	107,664	90,846
Total Sales in the United States	$191,045	$175,631

For the third quarter 2026, sales in the United States increased primarily due to increased volumes and favorable channel dynamics with the increased adoption of the new pharmacy channel business model. As expected with the new pricing model, this adoption resulted in a decrease in pump average selling prices, which was more than offset by a corresponding increase in supply prices. This change in reimbursement structure was effective beginning in the first quarter 2026. Pump shipments increased to nearly 23,000 pumps in the third quarter 2026 compared to more than 20,000 pumps for the third quarter 2025. Sales through the pharmacy channel accounted for 15% and 5% of sales in the United States for the third quarter 2026 and 2025, respectively.
International sales by product were as follows (in thousands):

	Three Months Ended September 30,
	2026	2025
Pump	$31,575	$25,329
Supplies and other	61,070	48,293
Total International Sales	$92,645	$73,622
For the third quarter 2026, total international sales increased primarily due to higher volumes and improved average selling prices, partially offset by unfavorable foreign currency impacts. Pump shipments increased to nearly 11,000 pumps in the third quarter 2026 compared to more than 9,000 pumps for the third quarter 2025. Direct sales to customers accounted for 18% and 3% of international sales in the third quarter 2026 and 2025, respectively.
Cost of Sales and Gross Profit
Our cost of sales for the three months ended September 30, 2026 was $123.3 million, resulting in gross profit of $160.4 million, compared to cost of sales of $115.0 million and gross profit of $134.3 million for the same period in 2025. The gross margins for the three months ended September 30, 2026 and 2025 were 57% and 54%, respectively. This increase in gross margin was primarily driven by favorable pricing from the increase in U.S. pharmacy sales and direct international sales.
Operating Expenses
Our operating expenses for the three months ended September 30, 2026 were $162.8 million, compared to $157.2 million for the three months ended September 30, 2025. The increase was primarily driven by commercial investment costs, partially offset by a reduction in stock-based compensation expense.
Selling, General and Administrative Expenses. SG&A expenses were $113.9 million for the three months ended September 30, 2026, compared to $108.4 million for the same period in 2025. The increase in SG&A expenses was primarily driven by $8.6 million in commercial investments in our U.S. sales infrastructure, costs to support direct operations in Europe, marketing activities, and other initiatives to create future efficiencies. The increase was partially offset by a $3.1 million decrease in stock-based compensation expense.
Research and Development Expenses. R&D expenses were $48.8 million for the three months ended September 30, 2026, compared to $48.7 million for the same period in 2025. R&D expenses for the three months ended September 30, 2026 increased due to investments in R&D operations offset by a $1.7 million reduction in stock-based compensation expense compared to the same period in 2025.
Other Income (Expense), Net
Total other income (expense), net for the three months ended September 30, 2026 was a loss of $5.3 million, compared to a loss of $2.3 million for the same period in 2025. The increase in other income (expense), net was primarily driven by the increase in loss on equity investment and interest expense, partially offset by an increase in interest income earned on our cash equivalents and short-term investments.
Income Tax Expense (Benefit)
We recognized income tax benefit of $0.6 million on a pre-tax loss of $7.7 million for the three months ended September 30, 2026, compared to income tax benefit of $4.0 million on a pre-tax loss of $25.1 million for the three months ended September 30, 2025. Income tax benefit for the three months ended September 30, 2026, was primarily attributable to a discrete benefit related to amending prior period tax returns, partially offset by state and foreign income tax expense as a result of current taxable income in certain jurisdictions.

Comparison of the Nine Months Ended September 30, 2026 and 2025
Sales
For the nine months ended September 30, 2026, we shipped approximately 96,000 pumps worldwide. Sales were $785.5 million, which included $254.3 million of international sales. Sales were $724.4 million for the nine months ended September 30, 2025, which included $227.9 million of international sales. Overall, the increase was primarily driven by an improvement in price, favorable channel mix, and increased volumes. Supply sales were impacted by an inventory constraint relating to a key supplier.

Sales by product in the United States were as follows (in thousands):

	Nine Months Ended September 30,
	2026	2025
Pump	$244,324	$242,393
Supplies and other	286,856	254,079
Total Sales in the United States	$531,180	$496,472
For the nine months ended September 30, 2026, sales in the United States increased primarily due to favorable channel dynamics with the increased adoption of the new pharmacy channel business model, where the decrease in pump average selling prices was more than offset by a corresponding increase in supply prices. This change in reimbursement structure was effective beginning in the first quarter 2026. Pump shipments exceeded 64,000 pumps in the nine months ended September 30, 2026 compared to approximately 59,000 pumps in the nine months ended September 30, 2025. Sales within the pharmacy channel accounted for 10% and 3% of the Company’s U.S. sales for the nine months ended September 30, 2026 and 2025, respectively.
International sales by product were as follows (in thousands):

	Nine Months Ended September 30,
	2026	2025
Pump	$95,710	$81,683
Supplies and other	158,581	146,198
Total International Sales	$254,291	$227,881
For the nine months ended September 30, 2026, total international sales increased primarily due to improved average selling prices, favorable changes in foreign exchange rates, and an increase in pump shipments, partially offset by lower supplies volumes. International sales for the nine months ended September 30, 2026 also included a one-time benefit for the transition to direct servicing of rental customers in Switzerland. Pump shipments exceeded 32,000 pumps in the nine months ended September 30, 2026 compared to approximately 30,000 pumps in the nine months ended September 30, 2025. Direct sales to customers, including the one-time benefit in Switzerland, accounted for 14% and 4% of international sales for the nine months ended September 30, 2026 and 2025, respectively.
Cost of Sales and Gross Profit
Our cost of sales for the nine months ended September 30, 2026 was $343.5 million, resulting in gross profit of $442.0 million, compared to cost of sales of $345.8 million and gross profit of $378.6 million for the same period in 2025. The gross margins for the nine months ended September 30, 2026 and 2025 were 56% and 52%, respectively. This increase in gross margin was primarily driven by favorable pricing from the increase in U.S. pharmacy sales and direct international sales, as well as efficiencies gained in manufacturing costs.

Operating Expenses
Our operating expenses for the nine months ended September 30, 2026 were $475.6 million, compared to $574.1 million for the nine months ended September 30, 2025. The decrease was primarily driven by a reduction of one-time charges incurred in the nine months ended September 30, 2025, including $75.2 million in IPR&D charges (see Note 13, “Acquisitions”), $20.0 million in litigation and settlement expenses (see Note 2, “Summary of Significant Accounting Policies - Intangible Assets Subject to Amortization”), and $14.0 million in operating lease impairment charges and restructuring charges related to relocation of certain R&D activities.
Selling, General and Administrative Expenses. SG&A expenses were $333.8 million for the nine months ended September 30, 2026, compared to $331.9 million for the same period in 2025. After one-time facility impairment and restructuring costs, the increase in SG&A expenses was primarily driven by a $27.9 million increase from commercial investments in sales infrastructure, including sales force expansion in the United States, costs to support direct operations in Europe, marketing activities, and other initiatives to create future efficiencies in operations. The increase was partially offset by a $15.1 million decrease in stock-based compensation expense.

	Nine Months Ended September 30,
	2026	2025
Selling, general and administrative	333,774	321,034
Non-recurring facility impairment costs	—	6,697
Restructuring costs	—	4,158
Total SG&A expenses	$333,774	$331,889
Research and Development Expenses. R&D expenses were $141.8 million for the nine months ended September 30, 2026, compared to $147.0 million for the same period in 2025. After one-time restructuring costs related to relocation of certain R&D activities, the decrease in R&D expenses was primarily driven by an $8.3 million decrease in stock-based compensation expense, partially offset by increased expenses due to investments in R&D operations.

	Nine Months Ended September 30,
	2026	2025
Research and development	$141,811	$143,936
Restructuring costs	—	3,112
Total R&D expenses	$141,811	$147,048
Acquired In-Process Research and Development (IPR&D) Expenses. We did not incur any IPR&D expenses for the nine months ended September 30, 2026. Acquired IPR&D expenses were $75.2 million for the nine months ended September 30, 2025, which represented costs associated with the amended AMF purchase agreement (see Note 13, “Acquisitions”).
Litigation and Settlement Expense. We did not incur any litigation and settlement expense for the nine months ended September 30, 2026. Litigation and settlement expenses of $20.0 million for the nine months ended September 30, 2025 related to the Settlement Agreement with Roche.
Other Income (Expense), Net
Total other income (expense), net for the nine months ended September 30, 2026 was a $14.6 million loss, compared to a loss of $9.4 million for the same period in 2025. The increase in other income (expense), net was primarily driven by the increase in loss on equity investment and interest expense, partially offset by an increase in interest income earned on our cash equivalents and short-term investments.
Income Tax Expense (Benefit)
We recognized income tax expense of $0.4 million on a pre-tax loss of $48.2 million for the nine months ended September 30, 2026, compared to an income tax benefit of $0.8 million on a pre-tax loss of $205.0 million for the nine months ended September 30, 2025. Income tax expense for the nine months ended September 30, 2026 was primarily attributable to state and foreign income tax expense as a result of current taxable income in certain jurisdictions.

Liquidity and Capital Resources
As of September 30, 2026, we had $443.1 million in cash and cash equivalents and short-term investments. We believe that our cash and cash equivalents, short-term investments, and future cash flows from operations will be sufficient to fund our ongoing core business activities for at least the next twelve months. We also believe our current liquidity position provides flexibility to support our longer-term operating objectives.
Our historical cash outflows have primarily been associated with cash used for operating activities such as R&D activities; sales, marketing and commercialization of our products worldwide; expansion of clinical and customer support organizations; the acquisition of intellectual property; equity investments and asset acquisitions; capital expenditures; and debt service costs.
Historically, our principal sources of cash have included cash collected from product sales, private and public offerings of equity securities, exercises of employee stock awards, and debt financing. We expect to rely primarily on product sales to fund our material cash requirements in both the short and long term.
The following table shows a summary of our cash flows for the nine months ended September 30, 2026 and 2025 (in thousands):

	Nine Months Ended September 30,
	2026	2025
Net cash provided by (used in):
Operating activities	$(24,395)	$(19,510)
Investing activities	(264,799)	87,852
Financing activities	269,282	(45,971)
Effect of foreign exchange rate changes on cash	2,118	342
Net increase (decrease) in cash and cash equivalents	$(17,794)	$22,713
Operating Activities. Net cash used in operating activities was $24.4 million for the nine months ended September 30, 2026, compared to $19.5 million of cash used in the same period in 2025. For the nine months ended September 30, 2026, net loss was $48.6 million, net non-cash adjustments were $87.1 million, and the change in working capital balances was a decrease of $62.8 million, including a $7.0 million cash outflow for the annual payment related to the Roche Settlement Agreement. For the nine months ended September 30, 2025, net loss was $204.1 million, net non-cash adjustments were $184.1 million, and the change in working capital balances was an increase of $0.5 million.
Investing Activities. Net cash used in investing activities was $264.8 million for the nine months ended September 30, 2026, which primarily consisted of $290.5 million in purchases of short-term investments, $81.4 million in purchases of equity investments, and $15.0 million in purchases of property and equipment, partially offset by $122.1 million in proceeds from maturities and redemptions of short-term investments. Net cash provided by investing activities was $87.9 million for the nine months ended September 30, 2025, which primarily consisted of $200.6 million in proceeds from maturities and redemptions of short-term investments, offset by $43.5 million paid for IPR&D, $56.0 million in purchases of short-term investments, and $13.3 million in purchases of property and equipment.
Financing Activities. Net cash provided by financing activities was $269.3 million for the nine months ended September 30, 2026, which consisted of net proceeds of $291.2 million from the issuance of the 2032 Notes, partially offset by $15.3 million used to pay the cost of the 2032 Capped Call Transactions. In addition, $4.5 million was used to pay off the principal balance of a promissory note and $2.1 million was used in payments for tax withholdings related to the issuance of common stock under our stock plans, net of proceeds received from common stock issuances for the period. Net cash used in financing activities was $46.0 million for the nine months ended September 30, 2025, which consisted of $40.8 million used to pay the principal of the 2025 Notes and $5.2 million used in payments for tax withholdings related to the issuance of common stock under our stock plans, net of proceeds received from common stock issuances for the period.
Our liquidity position and capital requirements are subject to fluctuation based on a number of factors. In particular, our cash inflows and outflows are principally impacted by the following:

•our ability to generate sales, the timing of those sales, the quantity of pumps sold through the pharmacy channel under the pay-as-you-go reimbursement model, the mix of products sold, and the collection of receivables from period to period;

•contractual debt obligations, including periodic interest payments;
•the timing of any additional financings, and the net proceeds raised from such financings;
•the timing and amount of proceeds from the issuance of equity awards pursuant to employee stock plans;
•fluctuations in costs and gross and operating margins; and
•fluctuations in working capital, including changes in accounts receivable, inventories, accounts payable, employee-related liabilities, and operating lease liabilities.
Both our primary short-term and long-term capital needs are expected to include expenditures related to:
•support of our commercialization efforts related to our current and future products;
•expansion of our commercial resources for our growing installed customer base;
•research and product development efforts, including clinical trial costs;
•acquisitions, including strategic investments, equity method investments, and future contingent payments associated with acquisitions;
•leasing or licensing of equipment, technology, intellectual property, and other assets;
•additional facilities leases and related tenant improvements;
•investments for the development, improvement, and acquisition of manufacturing, testing, and packaging equipment to support business growth and increase capacity;
•payments under licensing, development, and commercialization agreements; and
•integration costs related to acquisitions of businesses, products, and technologies.
Critical Accounting Policies and Estimates
Our discussion and analysis of our financial condition and results of operations are based on our condensed consolidated financial statements, which have been prepared in accordance with U.S. GAAP. The preparation of these condensed consolidated financial statements requires management to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues, and expenses and the disclosure of contingent assets and liabilities in our condensed consolidated financial statements and accompanying notes as of the date of the financial statements. We evaluate our estimates and judgments on an ongoing basis. We base our estimates on historical experience and on various other factors that we believe are reasonable under the circumstances, the results of which form the basis for making judgments about our financial condition and results of operations that are not readily apparent from other sources. Some of those judgments can be subjective and complex, and therefore, actual results could differ materially from those estimates under different assumptions or conditions.
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

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

There were no material changes to our quantitative and qualitative disclosures about market risk during the nine months ended September 30, 2026 contained in Part II, Item 7A of our Annual Report.
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
As of September 30, 2026, we carried out an evaluation, under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based on this evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective at a reasonable assurance level as of September 30, 2026.
Changes in Internal Control over Financial Reporting
There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) during the quarter ended September 30, 2026 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION
Item 1. Legal Proceedings.
From time to time, we are involved in various legal proceedings, regulatory matters, and other disputes or claims arising from or related to claims incident to the normal course of the Company’s business activities, including actions with respect to intellectual property, data privacy, employment, regulatory, product liability and contractual matters. Although the results of legal proceedings and claims cannot be predicted with certainty, as of the date of this Quarterly Report, we do not believe there are any material pending legal proceedings to which we or any of our subsidiaries are a party or of which any of our property is the subject.
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
•Failure to secure or retain adequate coverage or reimbursement for our current and future products by third-party payors could adversely affect our business, financial condition, and operating results.
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
Risks Related to Privacy and Security
•We are and may become subject to stringent and evolving United States and foreign laws, regulations, and rules, contractual obligations, policies and other obligations related to data privacy and security. Our actual or perceived failure to comply with such obligations could lead to regulatory investigations or actions; litigation (including class claims) and mass arbitration demands; fines and penalties; disruptions of our business operations; reputational harm; loss of sales or profits; loss of customers; and other adverse business consequences.
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
•New products or modifications to our existing products may require new 510(k) clearances, pre-market approvals (PMAs), CE Marks, or other certifications, or may require us to cease marketing or recall the modified products until clearances, certifications, or approvals are obtained.
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

An investment in our common stock, or in securities convertible into or exchangeable for our common stock, involves a high degree of risk. You should carefully consider the risks described below, together with all of the other information included in this Quarterly Report, as well as in our other filings with the SEC, in evaluating our business. If any of the following risks actually occur, our business, financial condition, operating results, and future prospects could be materially and adversely affected. In that case, the trading price of our common stock may decline and you might lose all or part of your investment. The risks described below are not the only ones we face. Additional risks that we currently do not know about or that we currently believe to be immaterial may also impair our business, financial condition, operating results, liquidity, and future prospects. Certain statements below are forward-looking statements. For additional information, see the cautionary note regarding forward-looking statements at the beginning of Part I, Item 2, Management’s Discussion and Analysis of Financial Condition and Results of Operations of this Quarterly Report.

The risk factors set forth below marked with an asterisk (*) next to the title did not appear as separate risk factors in, or contain changes to the similarly titled risk factor included in, Part I, Item 1A of the Annual Report.
Risks Related to Our Business and Our Industry
We have incurred significant operating losses since inception and cannot assure you that we will achieve sustained profitability.*
Since our inception in January 2006, we have incurred a significant net loss. As of September 30, 2026, we had an accumulated deficit of $1.3 billion. To date, we have funded our operations primarily through cash collected from product sales, private and public offerings of our equity securities, and debt financings. We have devoted substantially all of our resources to the design, development, and commercialization of our products, the scaling of our manufacturing and business operations, and the research and development of our current products and products under development.
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
•the potential that breakthroughs for the monitoring, treatment, or prevention of diabetes may render our insulin pumps obsolete or less desirable or reduce the size of our potential market;
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
•concerns regarding the perceived safety, reliability, or cybersecurity of any of our products, or any component thereof, particularly in connection with the launch of additional mobile app features and functionality and other software products; and
•claims that any of our products, or any component thereof, infringes on patent rights or other intellectual property rights of third parties.
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
Because we currently rely on sales of our insulin pumps and related products to generate a significant majority of our sales, any factors that negatively impact sales of these products (or negatively impact the products or components compatible with these products) could adversely affect our business, financial condition and operating results. Furthermore, any disruption in our supply chain could negatively impact our ability to manufacture or otherwise supply sufficient product quantities to meet current customer demand, or any unexpected increase in demand, which could also have the effect of magnifying the negative impact of any of the factors described above.

We are implementing a multi-channel managed care strategy in the United States that impacts the pricing model for our pumps and our supplies sold through the pharmacy channel. If our pharmacy channel strategy fails to achieve its intended outcome, our growth, business, results of operations, and financial condition could be materially and adversely impacted.*
We are implementing a multi-channel managed care strategy in the United States, which provides the opportunity for reimbursement through a pharmacy benefit as an alternative to a medical benefit. Historically, our insulin pump products have primarily been considered DME with an expected lifespan of at least four years. Under the DME reimbursement model, our pumps are generally reimbursed upfront. In addition to our insulin pumps, we sell single-use products that are used with our pumps and are replaced every few days, including cartridges for storing and delivering insulin, and infusion sets that connect the insulin pump to a user’s body. Like some of our competitors, we have begun to implement a pharmacy benefit reimbursement model as an alternative to the DME model which eliminates the upfront pump reimbursement. Under this new model, we have initially experienced, and may continue to experience, a decrease in sales and gross profit when pumps are shipped, and while we expect this decrease to be offset by an increase in supply sales and gross profit, there is no assurance that any decrease would be offset by these or other factors. As a result, our financial results may fluctuate or decline compared to prior periods. The success of this shift will depend on, among other things, alignment of and effective execution by our sales organization, timely release of features in our product roadmaps as well as their market acceptance, effective pricing of our offerings, and managing expected commitments to purchase our pumps and supplies. Growth in consumption of our pumps and supplies may in the future be harmed if we do not manage these factors effectively. Our expectation is that a lower upfront cost for pump therapy will accelerate market adoption of our pumps and increase the volume and sales of our supplies over time, which will increase our overall sales per customer. However, there can be no assurance that this strategy will prove successful or that once a customer is obtained, they will continue to purchase supplies in a quantity sufficient to make the strategy successful. As a result, this shift in strategy may materially and adversely impact our growth, business, results of operations, and financial condition.
Our ability to maintain and grow our sales depends in part on retaining a high percentage of our customer base.
A key to maintaining and growing our sales is the retention of a high percentage of our customers due to the potentially significant sales generated from ongoing purchases of single-use infusion sets, insulin cartridges, and other supplies. In addition, our pumps are designed and tested to remain effective for at least four years and a customer may consider purchasing another pump from us when the time comes to replace it. We have developed retention programs aimed at our customers, their caregivers, and healthcare providers, which include training specific to our products, ongoing support by our sales and clinical employees, and technical support and customer service. Demand for our products from our existing customers could decline or could fail to increase as anticipated or projected as a result of a number of factors, including the introduction of competing products, breakthroughs for the monitoring, treatment, or prevention of diabetes, changes in reimbursement rates or policies, manufacturing problems, perceived safety or reliability issues with our products or components or the products of our competitors, the failure to secure regulatory clearance, certification, or approvals for products or product features in a timely manner or at all, product development or commercialization delays, the impacts and disruption from health epidemics or pandemics, international conflicts, or for other reasons.
The failure to retain a high percentage of our customers and increase sales to these customers consistent with our forecasts would have a material adverse effect on our business, financial condition, and operating results.
Failure to secure or retain adequate coverage or reimbursement for our current and future products by third-party payors could adversely affect our business, financial condition, and operating results.
A substantial portion of the purchase price of an insulin pump and supplies is typically paid for by third-party payors, including private insurance companies, preferred provider organizations, and other managed care providers. Future sales of our current and future products will be limited unless our customers can rely on third-party payors to pay for all or part of the associated purchase cost. Access to adequate coverage and reimbursement for our current and future products by third-party payors is essential to the acceptance of our products by customers. On December 2, 2025, the Centers for Medicare and Medicaid Services (CMS), which administers the U.S. Medicare program, finalized a proposed competitive bidding process for some medical equipment, including continuous glucose monitors and insulin pumps that could affect reimbursement rates for our products. In addition, CMS finalized a proposed change in payment for these devices to a monthly rental basis, which could impact when our pumps are shipped and corresponding sales are recognized.

As guidelines in setting their coverage and reimbursement policies, many third-party payors in the United States use coverage decisions and payment amounts determined by CMS. Medicare periodically reviews its reimbursement practices for diabetes-related products, and there is uncertainty as to the future Medicare coverage structure and reimbursement rate for our products. It is also possible that CMS may continue to review and modify the current coverage and reimbursement of diabetes-related products in connection with anticipated changes to the regulatory approval process for insulin pumps and related products, software applications, and services. In addition, third-party payors that do not follow the CMS guidelines may adopt different coverage and reimbursement policies for our current and future products. Further, it is possible that some third-party payors will not offer any coverage for our current or future products. For instance, it is possible that third-party payors may adopt policies in the future that designate one or more of our competitors as their preferred, in-network durable medical equipment provider of insulin pumps and that such policies would discourage or prohibit the payors’ members from purchasing our products, which would adversely impact our ability to sell our products.
We are pursuing a multi-channel managed care strategy and have begun offering pumps and supplies through the pharmacy channel. However, the commercial opportunity in the pharmacy channel will be limited unless a substantial portion of the sales price for any products offered through the pharmacy channel is covered by third-party payors, including private insurance companies, health maintenance organizations, preferred provider organizations, federal and state government healthcare agencies, intermediaries, Medicare, Medicaid, and other managed care providers. Medicare Part D plan sponsors may provide coverage for certain products under the Medicare Part D prescription drug program, which requires negotiating with third-party payors to provide these products through the pharmacy channel in the United States. If our efforts to enter into and maintain additional contracts with intermediaries and third-party payors for products we offer or seek to offer through the pharmacy channel take longer than anticipated or are not successful, our ability to successfully offer these products or any future products through the pharmacy channel will be limited.
We believe that there will continue to be proposals by legislators at both the federal and state levels, regulators, and third-party payors to reduce costs while expanding individual healthcare benefits. The current administration is pursuing policies to reduce regulations and expenditures across government including at the U.S. Department of Health and Human Services (HHS), the FDA, CMS, and related agencies. It is possible that certain of these changes could impose additional limitations on the rates we will be able to charge for our current and future products or the amounts of reimbursement available for our current and future products from governmental agencies or third-party payors. Current and future healthcare reform legislation and policies could have a material adverse effect on our business and financial condition.
We currently have contracts establishing reimbursement for our insulin pump products with a number of national and regional third-party payors in the United States. While we may enter into additional contracts both in the United States and in the international countries in which our insulin pumps and supplies are available through third-party payors, and add coverage for future products under our current agreements, we cannot guarantee that we will succeed in doing so or that the reimbursement contracts that we are able to negotiate will enable us to sell our products on a profitable basis or in certain channels, including the pharmacy channel. In particular, we have limited experience securing reimbursement in international markets. Government involvement in funding healthcare may limit access to or reimbursement for our products. In addition, existing contracts with third-party payors generally include numerous quality and compliance related requirements, including audit rights, and can be modified or terminated by the third-party payor without cause and with little or no notice to us. Our compliance with the administrative procedures or requirements may result in increased costs for us and delays in processing approvals by those third-party payors for customers to obtain coverage for our products, and any payor audits of our compliance obligations may result in requests for refunds or other costs. Failure to secure or retain adequate coverage or reimbursement for our current and future products by third-party payors, or delays in processing approvals by those payors, could result in the loss of sales, which could have a material adverse effect on our business, financial condition, and operating results.
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

We operate in a very competitive industry, and if we fail to compete successfully against our existing or future competitors, or if the competitive environment harms our business partners, our financial condition and operating results may be negatively affected.*
The medical device industry is intensely competitive, subject to rapid change, and highly sensitive to the introduction of new products, treatment techniques or technologies, as well as other activities of industry participants. To continue to compete effectively, we must continue to create, invest in, or acquire advanced technology, incorporate this technology into our proprietary products, obtain regulatory clearance, certification, or approvals in a timely manner, and manufacture and successfully market our products. Given these factors, we cannot guarantee that we will be able to compete effectively or continue our level of success.
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
•established relationships with healthcare providers, third-party payors, and regulatory agencies;
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
In addition, the competitive environment in which we operate has resulted and may continue to result in competitive pressures on our manufacturers, suppliers, distributors, collaboration partners, and other business constituents. For example, we have entered into development agreements with Dexcom, which provide us with non-exclusive licenses that allow us to make our insulin pump products compatible with various generations of Dexcom CGM technology. We have also entered into agreements with Abbott to develop and commercialize compatible diabetes solutions using Abbott’s glucose sensors. There can be no assurance that our collaborations with Dexcom and Abbott will be successful or that we will not experience delays, business disputes, or other unanticipated challenges. Competitive pressures within our industry could negatively impact the financial condition of our business partners and impact their ability to fulfill contractual obligations to us, which could negatively impact our product sales, result in delays in obtaining regulatory clearances, certifications, or approvals for new products, harm our reputation, and result in harm to our financial condition and operating results.
For these and other reasons, we may not be able to compete successfully against our current or potential future competitors, which could have a material adverse impact on our financial condition and operating results.

Competing products, therapeutic techniques, or other technological developments and breakthroughs for the monitoring, treatment, or prevention of diabetes may render our products obsolete or less desirable or reduce the size of our potential market.
Our ability to grow our business and achieve our strategic objectives will depend, among other things, on our ability to develop and commercialize products for the treatment of diabetes that offer distinct features and functionality, are easy-to-use, provide superior treatment outcomes, receive adequate coverage and reimbursement from third-party payors, and are otherwise more appealing than available alternatives. Our primary competitors, as well as a number of other companies and medical researchers, are pursuing new delivery devices, delivery technologies, therapeutic techniques, sensing technologies, treatment techniques, procedures, drugs and other therapies for the monitoring, treatment, and prevention of diabetes. Any breakthroughs in diabetes monitoring, treatment, or prevention could reduce the potential market for our products or render our products obsolete altogether, which would significantly reduce our sales or cause our sales to grow at a slower rate than we currently expect. In addition, even the perception that new products may be introduced, or that technological or treatment advancements could occur and could result in delayed purchases or a decline in market share. For example, since 2023, ongoing adoption of the GLP-1 class of drugs in diabetes and news surrounding the expansion of use of GLP-1 drugs in obesity has likely had a negative impact on the insulin therapy market.
Because the insulin-dependent diabetes market is large and growing, we anticipate companies will continue to dedicate significant resources to developing competing products and technologies. The introduction by competitors of products that are or claim to be superior to our products may create market confusion that may make it difficult to differentiate the benefits of our products over competing products. In addition, some of our competitors employ aggressive pricing strategies, including the use of discounts, rebates, low-cost product upgrades, or other financial incentives that could adversely affect sales of our products. If a competitor develops a product that competes with or is perceived to be superior to our products, or if competitors continue to use strategies that place downward pressure on pricing within our industry, our sales may decline, our operating margins could be reduced, and we may fail to meet our financial projections, which would materially and adversely affect our business, financial condition, and operating results.
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
Our financial condition and operating results are and will continue to be highly dependent on our ability to adequately promote, market, and sell our insulin pump and related products, and the ability of our diabetes educators to train new customers on the use of our products. If our sales and marketing representatives or diabetes educators are restricted in their ability to interact with healthcare professionals and customers, our sales could decrease or may not increase at levels that are in line with our forecasts.
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
If any of our key independent distributors were to cease to distribute our products or reduce their promotion of our products as compared to the products of our competitors, our sales could be adversely affected. In that case, we may need to seek alternative independent distributors or increase our reliance on our other independent distributors, our direct sales representatives, or the pharmacy channel, which may not prevent our sales from being adversely affected. Additionally, to the extent we enter into additional arrangements with independent distributors to perform sales, marketing, or distribution services, the terms of the arrangements could result in our product margins being lower than if we directly marketed and sold our products.
If the third parties on which we increasingly rely to assist us with our current and anticipated nonclinical development or clinical trials do not perform as expected, we may not be able to obtain regulatory clearance, certification, or approval or commercialize our products.*
As our clinical infrastructure expands, we expect to increasingly rely on third parties, such as contract research organizations, medical institutions, clinical investigators, and contract laboratories to conduct some of our current and anticipated nonclinical investigations and clinical trials. If we are not able to reach mutually acceptable agreements with these third parties on a timely basis, these third parties do not successfully carry out their commitments or regulatory obligations or meet expected deadlines, or the quality or accuracy of the data they obtain is compromised due to the failure to adhere to agreed-upon clinical protocols or regulatory requirements or for other reasons, our nonclinical development activities or clinical trials may be extended, delayed, suspended, or terminated, and we may not be able to obtain regulatory clearance, certification, or approval for, or successfully commercialize, our products on a timely basis, if at all, and our business, operating results, and prospects may be adversely affected.
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
If important assumptions about the potential market for our products are inaccurate, or if we have failed to understand what people with insulin-dependent diabetes are seeking in an insulin pump, our business and operating results may be adversely affected.*
Our business strategy was developed based on a number of important assumptions about the diabetes industry in general, and the insulin-dependent diabetes market in particular, any one or more of which may prove to be inaccurate or may change over time. For example, we believe that the benefits of insulin pump therapy as compared to other common insulin treatment alternatives will continue to drive growth in the market for insulin pump therapy. In addition, World Health Organization data indicates that the incidence of diabetes in the United States and worldwide is increasing. Further, diabetes management can vary greatly from person to person, creating multiple market segments based on clinical needs and personal preferences. However, each of these assumptions may prove to be inaccurate and limited sources exist to compare treatment alternatives and obtain reliable market data. The actual incidence of diabetes, and the actual demand for our products or competing products, could differ materially from our projections. In addition, until 2025, our strategy had been to focus exclusively on the type 1 diabetes market, and there is no guarantee that we will have commercial success in our efforts to address patients with type 2 diabetes who require intensive insulin therapy.

Another key element of our business strategy is using market research to understand what people with diabetes are seeking to improve in their diabetes therapy management. This strategy underlies our entire product design, marketing, and customer support approach and is the basis on which we developed our current products and are pursuing the development of new products. However, our market research is based on interviews, focus groups, and online surveys involving people with insulin-dependent diabetes, their caregivers, and healthcare providers, which represent only a small percentage of the overall insulin-dependent diabetes market. As a result, the responses we receive may not be reflective of the broader market and may not provide us with accurate insight into the desires of people with insulin-dependent diabetes. In addition, understanding the meaning and significance of such market research responses necessarily requires that analysis be conducted and conclusions be drawn. We may not be able to perform an analysis that yields meaningful results, or the conclusions we draw from the analysis could be misleading or incorrect. Moreover, even if our market research has allowed us to better understand the features and functionality consumers are seeking in an insulin pump to improve management of their diabetes therapy, there can be no assurance that consumers will actually purchase our products or that our competitors will not develop products with similar features.
Any concerns regarding the safety and efficacy of our products could limit sales and cause unforeseen negative effects on our business prospects and financial results.*
Studies to evaluate the safety or effectiveness of our latest products in a controlled setting are only available over the past few years. As a result, people with insulin-dependent diabetes and healthcare providers may not be familiar with our studies and may be slower to adopt or recommend our products. Further, even with data from controlled studies, third-party payors may not be willing to provide coverage or reimbursement for our products. We remain subject to regulatory and product liability risks, and these and other factors could slow the adoption of our products and result in our sales being lower than anticipated. In addition, future studies or clinical experience may indicate that treatment with our products is not superior to treatment with competing products. Such results could slow the adoption of our products and significantly reduce our sales, which could prevent us from achieving our forecasted sales targets or achieving or sustaining profitability.
If the results of clinical studies or other experience, such as our monitoring or investigation of customer complaints, indicate that our products may cause or create an unacceptable risk of unexpected or serious complications or other unforeseen negative effects, we could be required to inform our customers of these risks or complications or, in more serious circumstances, we could be subject to mandatory product recalls, suspension or withdrawal of clearance, certification, or approval from regulatory authorities or Notified Bodies, product recalls or seizure, operating restrictions, interruption of production, fines, civil penalties, and criminal prosecution, which could result in significant legal liability, harm to our reputation, and a decline in our product sales.
Any actual or alleged illness or injury associated with any of our products or product recalls, software recalls, or medical device corrections may negatively impact our financial results and business prospects depending on a number of factors, including the scope and seriousness of the problem, degree of publicity, reaction of our customers and healthcare professionals, competitive response, and consumer perceptions generally. We have initiated voluntary recalls and corrections in the past.
In addition, we have been, and may in the future be, subject to product liability claims and lawsuits alleging that our products, software, components, labeling, instructions for use, training, or support caused or contributed to personal injury or death. Such claims may arise whether our product or software has been recalled, whether a regulatory authority has determined that the product is defective, or whether the alleged causal connection can be substantiated. Product liability litigation can be expensive and time-consuming to defend and may require significant management, legal, technical, clinical, and other resources. An adverse judgment or settlement, or the costs of defending such claims, could be substantial, could exceed or fall outside the scope of available insurance coverage, and could materially affect our business, financial condition, and results of operations.

Even if an allegation or product liability claim lacks merit, cannot be substantiated, is unsuccessful or is not fully pursued, the negative publicity surrounding any assertion that our products have caused or carry a risk of causing illness, injury, or death could adversely affect our reputation with customers, healthcare professionals, third-party payors, and existing and potential collaborators, and could adversely affect our operating results and cause a decline in our stock price. Furthermore, general concerns regarding the perceived safety or reliability of any of our products, or any component thereof, may have a similar adverse effect on us.

Our ability to achieve profitability will depend, in part, on our ability to effectively manage costs and reduce the per-unit cost of our products while also increasing production volume.*
We believe our ability to reduce the per-unit cost of our insulin pumps and related products will have a significant impact on our ability to achieve profitability. Our cost of sales includes raw materials and component parts, labor costs, product training expenses, freight, reserves for expected warranty costs, royalties, scrap and charges for excess and obsolete inventories. It also includes manufacturing overhead costs, including expenses relating to quality assurance, manufacturing engineering, material procurement and inventory control, facilities, equipment, information technology, and operations supervision and management. Our warranty reserve requires a significant amount of judgment and is primarily estimated based on historical experience. Recently released versions of our pump may not incur warranty costs in a manner similar to previously released pumps, and the launch of our mobile app also may result in unanticipated changes in historical trends.
If we are unable to increase our production volumes while sustaining or reducing our overall cost of sales, including through arrangements such as volume purchase discounts, negotiation of pricing and cost reductions with our suppliers, more efficient training programs for customers, improved warranty performance, or fluctuations in warranty estimates, it will be difficult to reduce our per-unit costs, and our ability to achieve profitability will be constrained.
In addition, the per-unit cost of our products is significantly impacted by our overall production volumes, and any factors that prevent our products from achieving market acceptance, cause our production volumes to decline, alter our product mix, result in our sales growing at a slower rate than we expect, or result in the closure of our manufacturing facilities, would significantly impact our expected per-unit costs, which would adversely impact our gross margins. Further, we may not achieve the anticipated improvements in manufacturing efficiency as we undertake actions to expand our manufacturing capacity. We are also subject to other general market and economic conditions that may increase our expenses, including unpredictable variability in commodity prices, wage increases, and inflation. If we are unable to effectively manage our overall costs while increasing our production volumes and lowering our per-unit costs, we may not be able to achieve or sustain profitability, which would have an adverse impact on our business, financial condition, and operating results.
Manufacturing risks may adversely affect our ability to manufacture products, which could negatively impact our sales and operating margins.*
Our business strategy depends on our ability to manufacture our current and proposed products in sufficient quantities and on a timely basis to meet consumer demand, while adhering to product quality standards, complying with regulatory requirements, and managing manufacturing costs. We are subject to numerous risks related to our manufacturing capabilities, including:
•quality or reliability defects in product components that we source from third-party suppliers;
•our inability to secure product components in a timely manner due to shipping delays at ports of entry or exit, the impact of natural disasters, global conflicts, health pandemics or other issues, in sufficient quantities and on commercially reasonable terms;
•difficulty identifying, qualifying, and contracting with alternative suppliers for components in a timely manner;
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

As demand for our products increases, and as the number of our commercial products expands, we will have to invest additional resources to purchase components, hire and train employees, and enhance our manufacturing processes and quality systems. We have also increased our use of third parties to perform contracted manufacturing services for us, and failure in our oversight of these third parties or any disruption to their network business could negatively impact our business operations. We may also need to acquire additional custom designed equipment to support the expansion of our manufacturing capacity. In addition, although we expect some of our products under development to share product features and components with our current products, manufacturing of these products may require modifying our production lines, hiring specialized employees, identifying new suppliers for specific components, qualifying and implementing additional equipment and procedures, obtaining new regulatory clearances, certifications, or approvals, or developing new manufacturing technologies. Ultimately, it may not be possible for us to manufacture these products at a cost or in quantities sufficient to make these products commercially viable.
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
Although we have long-term supply agreements with many of our suppliers, these agreements do not include long-term capacity commitments. Under most of our supply agreements, we make purchases on a purchase order basis and have no obligation to buy any given quantity of components or products until we place written orders, and our suppliers have no obligation to manufacture for us or sell to us any given quantity of components or products until they accept an order. In addition, our suppliers may encounter problems that limit their ability to manufacture components or products for us, including financial difficulties, damage to their manufacturing equipment or facilities, inability to obtain raw materials or other components, or problems with their own suppliers. For example, one of our key infusion set suppliers has recently experienced supply constraints, which has impacted our overall inventory levels and supply sales, and we currently expect inventory constraints to persist through early 2027. If we are unable to obtain sufficient quantities of these supplies or other necessary components to meet demand on a timely basis going forward, we could lose additional customer orders, our reputation may be harmed, and our business could suffer.
We generally use a small number of suppliers for our components and products, some of which are located internationally, including in China, Mexico and Costa Rica. Depending on a limited number of suppliers exposes us to risks, including limited control over costs, including tariffs, availability, quality, and delivery schedules. Moreover, in some cases we do not have long-standing relationships with our manufacturers and may not be able to convince suppliers to continue to make components available to us unless there is demand for such components from their other customers. As a result, there is a risk that certain components could be discontinued and no longer available to us at acceptable prices, or at all. We have in the past been, and we may in the future be, required to make significant “last time” purchases of component inventories that are being discontinued by the manufacturer to ensure supply continuity. If any one or more of our suppliers cease to provide us with sufficient quantities of components in a timely manner or on terms acceptable to us, we would have to seek alternative sources of supply. We consistently evaluate alternative suppliers of several existing components and qualifying new alternatives to existing select components, but there is no assurance that we will be able to identify alternative sources that meet our requirements and at comparable prices, or at all. Because of factors such as the proprietary nature of our products, our quality control standards and applicable regulatory requirements, we cannot quickly engage additional or replacement suppliers for some of our critical components. Failure of any of our suppliers to deliver products at the level our business requires could harm our reputation and limit our ability to meet our sales projections, which could have a material adverse effect on our business, financial condition, and operating results.

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
Although we operate in multiple locations, most of our current operations are still conducted in San Diego, California, including our final pump assembly, some manufacturing processes, and the majority of our research and development, management, and administrative functions. In addition, the majority of our inventories of component supplies and finished goods is stored at two facilities in San Diego. We take precautions to safeguard our facilities and data infrastructure, including by acquiring insurance, employing back-up generators, adopting health and safety protocols, implementing cybersecurity protections, and utilizing off-site storage of computer data. However, vandalism, terrorism, unplanned power outages, cyberattacks or a natural disaster, such as an earthquake, fire or flood, or other catastrophic event, could damage or destroy our manufacturing equipment or our inventories of component supplies and finished goods, cause substantial delays in our operations, result in the loss of key information, result in reduced sales, and cause us to incur additional expenses. Our insurance coverage may not be sufficient to provide coverage with respect to the damages incurred in any particular case, and our insurance carrier may deny coverage with respect to all or a portion of our claims. Regardless of the level of insurance coverage or other precautions taken, damage to our facilities may have a material adverse effect on our business, financial condition, and operating results.
We may not experience the anticipated operating efficiencies of our manufacturing and warehousing operations.
We continue to scale our business operations and add manufacturing requirements for products currently under development. We have outsourced the majority of our t:slim cartridge manufacturing demand to an experienced third-party contract manufacturer; we are in the process of moving our Tandem Mobi cartridge manufacturing to the same third-party contract manufacturer, and we are continually evaluating the outsourcing of other aspects of our operations. If we fail to achieve the operating efficiencies that we anticipate, our manufacturing and operating costs may be greater than expected, which would have a material adverse impact on our operating results. In addition, we or our third-party contract manufacturers may encounter problems during manufacturing for a variety of reasons, including failure to follow specific protocols and procedures, failure to comply with applicable regulations, equipment malfunction, component part supply constraints and environmental factors, any of which could delay or impede our ability to meet customer demand and have a material adverse impact on our business, financial condition, and operating results. Further, because of the custom nature of our cartridge manufacturing process and product components, and the highly regulated nature of our products overall, in the event of any problems with a contract manufacturer, we may not be able to quickly establish additional or alternative arrangements.
We expect that the management and support of our facilities, increasing reliance on third-party contract manufacturers, and the increase of our manufacturing volumes will place significant burdens on our management team, particularly in areas relating to operations, quality, regulatory, facilities, and information technology. We may not be able to effectively manage our ongoing manufacturing operations, and we may not achieve the operating efficiencies that we anticipate, either from our own facilities or from our use of contract manufacturing. Further, additional increases in demand for our products may require that we further expand our business operations, which may require that we obtain additional facilities, make additional investments in capital equipment, or increase our use of third-party contract manufacturing.

We may enter into collaborations, licensing arrangements, joint ventures, strategic alliances, or partnerships with third parties that may not result in the development of commercially viable products or the generation of significant future sales.*
In the ordinary course of our business, we may enter into collaborations, licensing arrangements, joint ventures, strategic alliances, or partnerships to develop proposed products or technologies, pursue new markets, or protect our intellectual property assets. We may also elect to amend or modify similar agreements that we already have in place. Proposing, negotiating and implementing collaborations, licensing arrangements, joint ventures, strategic alliances, or partnerships may be a lengthy and complex process, and may subject us to business risks. For example, other companies, including those with substantially greater financial, marketing, sales, technology, or other business resources, may compete with us for these opportunities, or may be the counterparty in any such arrangements. We may not be able to identify or complete any such collaboration in a timely manner, on a cost-effective basis, on acceptable terms or at all. In addition, we may not realize the anticipated benefits of any such collaborations that we do identify and complete. In particular, these collaborations may not result in the development of products or technologies that achieve commercial success or result in positive financial results or may otherwise fail to have the intended impact on our business.
Additionally, we may not be in a position to exercise sole decision-making authority regarding a collaboration, licensing, or other similar arrangement, which could create the potential risk of creating impasses on decisions. Further, our collaborators and business partners may have economic or business interests or goals that are, or that may become, inconsistent with our business interests or goals. It is possible that conflicts may arise with our collaborators and other business partners, such as conflicts concerning the achievement of performance milestones, or the interpretation of significant terms under any agreement, such as those related to financial obligations, termination rights, or the ownership or control or other licenses of intellectual property rights. If any conflicts arise with our current or future collaborators, they may act in their self-interest, which may be adverse to our best interest, and they may breach their obligations to us. In addition, we have limited control over the amount and timing of resources that our current collaborators, such as Dexcom and Abbott, or any future collaborators devote to our arrangement with them or our future products. Disputes between us and our current, future or potential collaborators may result in litigation or arbitration which would increase our expenses and divert the attention of our management. Further, these transactions and arrangements are contractual in nature and may be terminated or dissolved under the terms of the applicable agreements, and, in such event, we may not continue to have rights to the products relating to such transaction or arrangement or may need to purchase such rights at a premium. For example, we have entered into multiple development and commercialization agreements with Dexcom, which have provided us non-exclusive licenses that allow us to make our insulin pump products compatible with various generations of Dexcom’s CGM technology. Under certain circumstances, these agreements may be terminated by either party without cause or on short notice. Our current agreements with Dexcom do not grant us rights to make our products compatible with future generations of Dexcom CGM technology, beyond G7 CGM devices, with any of our current or future products. Termination of any of our agreements with Dexcom would require us to redesign certain current products and products under development, and would require us to make our products compatible with an alternative CGM system into our insulin pump systems in certain geographies, which would require significant development and regulatory activities that could result in an interruption or substantial delay in the availability of the product to our customers. The termination of our existing commercial agreements with Dexcom would disrupt our ability to commercialize our existing products and our development of future products, which could have a material adverse impact on our financial condition and results of operations and negatively impact our ability to compete.
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

•compliance with tax, employment, immigration, and labor laws, such as the Foreign Corrupt Practices Act and comparable foreign legislation;

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
In addition, entry into international markets may require significant financial resources, impose additional demands on our manufacturing, quality, regulatory, customer support, and other general and administrative personnel, and could divert management’s attention from managing our core business. We have limited experience with regulatory environments and market practices internationally, and we may not be able to penetrate or successfully operate in new markets. If we are unable to expand internationally, effectively transition to direct sales in certain countries, or manage the complexity of our global operations successfully, or if we incur unanticipated expenses, we may not achieve the expected benefits of this expansion and our financial condition and results of operations could be materially and adversely impacted.

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
Risks Related to Our Indebtedness
We have incurred a significant amount of indebtedness, and the agreements governing such indebtedness may restrict our financial flexibility and affect our ability to operate our business.*

From time to time, we have financed our liquidity needs through the incurrence of indebtedness, including the issuance of debt securities, and we may incur additional indebtedness or issue additional debt securities in the future. In March 2024, we completed the offering of $316.3 million aggregate principal amount of 1.50% Convertible Senior Notes due 2029 (the 2029 Notes), which are governed by the terms of an indenture (the 2029 Notes indenture). In March 2024, we used the proceeds from the offering of the 2029 Notes to repurchase approximately $246.7 million aggregate principal amount of certain Convertible Senior Notes due 2025 (the 2025 Notes) in privately negotiated transactions with holders of the 2025 Notes, and in the second quarter of 2025, all remaining 2025 Notes were repaid in full. The 2029 Notes are our senior unsecured obligations and will mature on March 15, 2029, unless earlier converted, redeemed, or repurchased. Interest on the 2029 Notes is payable in cash semi-annually at a rate of 1.50% per year. In February 2026, we completed the offering of $300.0 million aggregate principal amount of 0.00% Convertible Senior Notes due 2032 (the 2032 Notes and, together with the 2029 Notes, the Notes), which are governed by the terms of an indenture (the 2032 Notes indenture and, together with the 2029 Notes indenture, the indentures). The 2032 Notes are our senior unsecured obligations and will mature on March 15, 2032, unless earlier converted, redeemed or repurchased. The 2032 Notes do not bear regular interest, and the principal amount of the 2032 Notes will not accrete.

Our failure to comply with certain obligations under the Notes, including our inability to make required debt service payments, if any, could result in a default or event of default under the applicable indenture. An event of default, if not cured or waived, could result in acceleration of the applicable Notes, which could have a material adverse effect on our business, financial condition, and liquidity. Further, if our indebtedness is accelerated, we cannot be certain that cash will be available to pay the indebtedness and we may not have the ability to refinance the indebtedness on terms satisfactory to us or at all. A default under one indenture could also lead to a default under agreements governing our existing or future indebtedness, including the other indenture.
In addition, our current or future level of indebtedness could affect our business, operations, and strategy in several important ways, including the following:

•we may be required to dedicate a portion of our current liquidity or cash flow from operations to any interest or principal payments, limiting the availability of cash for other purposes;

•covenants contained in future agreements governing indebtedness may limit our ability to incur additional indebtedness, refinance existing indebtedness, or make certain investments;

•any such covenants may affect our flexibility in planning for, and reacting to, changes in the economy, our business, and our industry;

•a high level of indebtedness may increase our vulnerability to adverse economic and competitive conditions; and

•a high level of indebtedness may limit our ability to obtain additional financing in the future or negatively impact the terms on which additional financing may be obtained.
Servicing the Notes will require a significant amount of cash, and we may not have sufficient cash flow from our business to repay the Notes.*
Our ability to make scheduled payments of the principal and interest, if any, on the applicable Notes, or to refinance the applicable Notes depends on our future business operations and liquidity, which are subject to numerous risks and uncertainties, including market acceptance of our products, regulatory clearance, certification, or approval for our products, and the competitive environment in which we operate. Our business may not generate or sustain a level of cash flow from operations sufficient to service the Notes and any future indebtedness we may incur. If we are unable to generate sufficient cash flow, we may be required to adopt one or more alternatives, such as reducing or delaying capital expenditures, selling or licensing assets, refinancing indebtedness, or obtaining additional equity capital. Our ability to successfully engage in these activities will depend on a number of factors, including the value of our assets, our operating results and financial condition, the value of our common stock, and the status of the capital markets at such time. We may not be able to engage in any of these activities on commercially reasonable terms or at all, which could result in a default under the applicable Notes or our future indebtedness.
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
We may not have sufficient cash or be able to obtain financing to repurchase the Notes upon a fundamental change, or to settle conversions of the Notes in cash.*
Holders of the Notes have the right to require us to repurchase their Notes upon the occurrence of a fundamental change (as defined in the applicable indenture) at a repurchase price equal to 100% of the principal amount of the applicable Notes to be repurchased, plus accrued and unpaid interest, if any. In addition, upon conversion of the Notes, unless we elect to deliver solely shares of our common stock to settle such conversion, we will be required to settle all or a portion of our conversion obligation through the payment of cash, which could adversely affect our liquidity. However, we may not have enough available cash or be able to obtain financing at the time we are required to make repurchases of the Notes or settle conversions of the Notes. In addition, our ability to repurchase the Notes or to pay cash upon conversions of the Notes may be limited by agreements governing our future indebtedness. Our failure to repurchase Notes at a time when the repurchase is required by the indenture, or to pay any cash payable on future conversions of the Notes as required by the applicable indenture, would constitute an event of default under the indenture. A default under an indenture, or the fundamental change itself, could also lead to a default under agreements governing our existing or future indebtedness, including the other indenture. If the repayment of the related indebtedness were to be accelerated after any applicable notice or grace periods, we may not have sufficient funds to repay the indebtedness and repurchase the Notes or make cash payments upon conversions thereof.
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

Certain provisions in the indentures governing the Notes may delay or prevent an otherwise beneficial takeover attempt.*
Certain provisions in the indentures governing the Notes may make it more difficult or expensive for a third party to acquire us. For example, the terms of each series of the Notes require us to offer to repurchase such Notes in the event of a fundamental change and, in certain circumstances, to increase the conversion rate for a holder that converts its Notes in connection with a make-whole fundamental change (as defined in the applicable indenture governing such Notes). A takeover of the Company may trigger the requirement that we offer to repurchase the Notes and/or increase the conversion rate of the Notes for a holder that elects to convert its Notes, which could make it more costly for a potential acquirer to engage in such takeover. These and other provisions set forth in the indentures may have the effect of delaying or preventing a takeover of the Company that would otherwise be beneficial to investors.
The Capped Call Transactions may affect the value of the Notes and our common stock.*
In connection with the issuance of the 2029 Notes, we entered into capped call transactions (the 2029 Capped Call Transactions) with certain financial institutions (the 2029 option counterparties), and in connection with the issuance of the 2032 Notes, we entered into capped call transactions (the 2032 Capped Call Transactions and, together with the 2029 Capped Call Transactions, the Capped Call Transactions) with certain financial institutions (the 2032 option counterparties and, together with the 2029 option counterparties, the option counterparties). The Capped Call Transactions are expected generally to reduce the potential dilution to our common stock upon any conversion of the applicable series of Notes and/or offset any cash payments we are required to make in excess of the principal amount of converted Notes, as the case may be, with such reduction and/or offset subject to a cap.
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
•acceptance of our products by people with insulin-dependent diabetes, their caregivers, healthcare providers, and third-party payors;

•the pricing of our products and competing products, including the use of discounts, rebates, or other financial incentives by us or our competitors;
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
•our ability to simultaneously manufacture multiple products that meet quality, reliability, and regulatory requirements;
•seasonality and other factors affecting the timing of purchases of our products;
•timing of new product offerings, acquisitions, licenses, or other significant events by us or our competitors;
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
We may need or otherwise determine to raise additional funds in the future and if we are unable to raise additional funds when necessary or desirable, we may not be able to achieve our strategic objectives.*
As of September 30, 2026, we had $443.1 million in cash, cash equivalents and short-term investments. Our management expects the continued growth of our business, including the expansion of our customer service infrastructure to support our growing base of customers, expansion of commercial sales of our products internationally, the growth of our manufacturing and warehousing operations, and the increase of our facility footprint to accommodate additional headcount and R&D activities, will continue to increase our expenses. In addition, the amount of our future product sales is difficult to predict and actual sales may not be in line with our forecasts. Accordingly, our future capital requirements will depend on many factors, including:
•revenue generated by sales of our products, as well as the gross profits and gross margin we realize from such sales;
•the costs associated with maintaining and expanding an appropriate sales, marketing, clinical, and customer service infrastructure;
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
•expenses we may incur or other financial commitments we may make in connection with current and potential new acquisitions, investments, business or commercial collaborations, development agreements, or licensing arrangements; and
•general and administrative expenses.
As a result of these and other factors, we may in the future seek capital from public or private offerings of our equity or debt securities, or from other sources. If we issue equity or debt securities to raise additional funds, our existing stockholders may experience dilution, we may incur significant financing or debt service costs, and the new equity or debt securities may have rights, preferences, and privileges senior to those of our existing stockholders. In addition, if we raise additional funds through collaborations, licensing, joint ventures, strategic alliances, partnership arrangements, or other similar arrangements, it may be necessary to relinquish valuable rights to our potential future products or proprietary technologies, or grant licenses on terms that are not favorable to us.
If we are unable to raise additional capital when necessary, we may not be able to maintain our existing sales, marketing, clinical, and customer service infrastructure; enhance our current products or develop new products; take advantage of future opportunities; or respond to competitive pressures, changes in supplier relationships, or unanticipated changes in customer demand. Any of these events could adversely affect our ability to achieve our strategic objectives, which could have a material adverse effect on our business, financial condition, and operating results.
Risks Related to Macroeconomic Conditions and External Factors
International trade policies, including tariffs, sanctions, and trade barriers, may adversely affect our business, financial condition and operating results.*
We operate in a global economy, and our business depends on a global supply chain for the development, manufacturing, and distribution of our products, and for the advancement of our nonclinical and clinical development programs. Based on the complex relationships between the United States and certain foreign countries, there is inherent risk that political, diplomatic, and national security influences might lead to trade disputes, trade restrictions, tariffs, and impacts and/or disruptions to our operations. There is currently significant uncertainty about the future relationship between the United States and China, Mexico, Canada, the European Union, and other foreign countries, including uncertainty with respect to trade policies, treaties, tariffs, taxes, and other limitations on cross-border operations. We import various components, subcomponents, and finished products from both Mexico and China and tariffs, trade barriers, and other regulatory requirements could have an adverse effect on our business, financial condition, and operating results, the extent of which cannot be predicted with certainty at this time. While we currently rely on existing tariff exemptions, our pumps require FDA clearance, CE marking, and other regulatory approvals that specify our manufacturing processes and component suppliers, making changes to processes and/or suppliers that are less affected by tariffs, trade barriers, or other regulatory requirements difficult and costly. Changes to suppliers or manufacturing locations may require regulatory resubmissions and new approvals, a process that takes significant time and costs. These regulatory constraints significantly limit our ability to quickly adapt our supply chain in response to tariff changes. Moreover, the dynamic and unpredictable tariff and trade landscape creates substantial uncertainty and significant planning challenges for our operations. Changes in tariff classifications, exemptions, country-of-origin requirements, or customs procedures can occur with limited notice. This uncertainty complicates our long-term investment decisions regarding manufacturing facilities, supply chain optimization, and research and development locations.
Current or future tariffs could also result in increased research and development expenses, including with respect to increased costs associated with raw materials, laboratory equipment, and research materials and components. Trade restrictions affecting the import of materials necessary for clinical trials could result in delays to our development timelines. Increased development costs and extended development timelines could place us at a competitive disadvantage compared to companies operating in regions with more favorable trade relationships and could reduce investor confidence and negatively impact our business, financial condition, and operating results.

The complexity of announced or future tariffs may also increase the risk that we or our customers or suppliers may be subject to civil or criminal enforcement actions in the United States or foreign jurisdictions related to compliance with trade regulations. Foreign governments may also adopt non-tariff measures, such as procurement preferences or informal disincentives to engage with, purchase from, or invest in U.S. entities, which may limit our ability to compete internationally and attract non-U.S. investment, employees, customers, and suppliers. Foreign governments may also take other retaliatory actions against U.S. entities, such as decreased intellectual property protection, increased enforcement actions, or delays in regulatory approvals, which may result in heightened international legal and operational risks. In addition, the United States and other governments have imposed and may continue to impose additional sanctions, such as trade restrictions or trade barriers, which could restrict us from doing business directly or indirectly in or with certain countries or parties and may impose additional costs and complexity to our business.
Trade disputes, tariffs, restrictions, and other political tensions between the United States and other countries may also exacerbate unfavorable macroeconomic conditions including inflationary pressures, foreign exchange volatility, financial market instability, and economic recessions or downturns. The ultimate impact of current or future tariffs and trade restrictions remains uncertain and could materially and adversely affect our business, financial condition, and growth prospects. While we actively monitor these risks, any prolonged economic downturn, escalation in trade tensions, or deterioration in international perception of U.S.-based companies could materially and adversely affect our business, ability to access the capital markets or other financing sources, results of operations, financial condition, and growth prospects. In addition, tariff and trade developments have and may continue to heighten the risks related to the other risk factors described elsewhere in this report.
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
Public health threats, epidemics, or pandemics could have a material adverse effect on our operations, the operations of our business partners, and the global economy as a whole.*
Public health threats and other highly communicable diseases and outbreaks could adversely impact our operations, the operations of our customers, suppliers, distributors, and other business partners, as well as the healthcare system in general. For example, certain development activities, such as human factors studies associated with our product development efforts and activities supporting the manufacturing scale-up for new products and the recruitment of participants in ongoing clinical studies, may be modified or delayed due to impacts of public health threats, which could negatively impact our development timelines and regulatory strategies. These delays could have a negative impact on our product commercialization efforts and the future demand for our products.
In addition to the foregoing impacts, disruptions from outbreaks or epidemics could result in delays in or the suspension of our manufacturing operations, research and product development activities, regulatory work streams, clinical development programs, and other important commercial functions. In particular, if we or our third-party manufacturers are required to delay or suspend our manufacturing operations, we may encounter severe product shortages, which would adversely affect our results of operations and harm our reputation. We are also dependent upon our third-party suppliers for many of our product components and for our manufacturing-related equipment, and the incidence of disease could have a material adverse impact on the operations of our suppliers, which could prevent them from timely delivering products to us or supporting our requirements for manufacturing-related equipment. The full extent of the impact of potential future public health threats on our business and operations is subject to change and will continue to depend on a number of factors, including the scope and duration of the public health threats and any resulting changes to general economic conditions in the countries in which we operate and sell our products.

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
Inflation has the potential to negatively impact our liquidity, business, financial condition, and results of operations by increasing our overall cost structure. The presence of inflation in the economy has led to, and may continue to lead to, higher interest rates, increased capital costs, supply shortages, and rising labor, component, manufacturing, and shipping costs, along with weaker exchange rates and other similar effects. As a result, we have experienced, and may continue to experience, higher costs. While we may implement measures to mitigate inflation’s impact, if these measures prove ineffective, our business, financial condition, results of operations, and liquidity could be significantly harmed. Even if these measures are successful, there may be a delay between the implementation of these actions and their effect on our operations, compared to when the inflationary costs are incurred.
Risks Related to Privacy and Security
We are and may become subject to stringent and evolving United States and foreign laws, regulations, and rules, contractual obligations, policies, and other obligations related to data privacy and security. Our actual or perceived failure to comply with such obligations could lead to regulatory investigations or actions; litigation (including class claims) and mass arbitration demands; fines and penalties; disruptions of our business operations; reputational harm; loss of sales or profits; loss of customers; and other adverse business consequences.*
In the ordinary course of business, we process personal data. Our data processing activities may subject us to numerous data privacy and security obligations, such as various laws, regulations, guidance, industry standards, external and internal data privacy and security policies, and contractual requirements.
A number of United States laws govern the privacy and security of personal data, including data breach notification laws, data privacy laws, consumer protection laws (e.g., Section 5 of the Federal Trade Commission Act), and other laws at the federal and state levels (e.g., wiretapping laws). For example, the United States Health Insurance Portability and Accountability Act of 1996 (HIPAA), as amended by the Health Information Technology for Economic and Clinical Health Act of 2009 (HITECH), imposes specific requirements relating to the privacy, security, and transmission of individually identifiable protected health information..
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
Internationally, an increasing number of laws, regulations, and industry standards govern data privacy and security, including breach notification laws. For example, GDPR and Canada’s Personal Information Protection and Electronic Documents Act (PIPEDA), or the applicable provincial alternatives, impose strict requirements for processing personal data.
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
Additionally, the U.S. Department of Justice issued a rule entitled the Preventing Access to U.S. Sensitive Personal Data and Government-Related Data by Countries of Concern or Covered Persons, which places additional restrictions on certain data transactions involving countries of concern (e.g., China, Russia, Iran) and covered persons (i.e., individuals and entities who are designated as such by the U.S. Attorney General or considered “foreign persons” and are majority owned by, organized under the laws of, a primary resident in, or a contractor of, a covered person or country of concern, as applicable) that may impact certain business activities such as vendor engagements, sale or sharing of data, employment of certain individuals, and investor agreements. Violations of the rule could lead to significant civil and criminal fines and penalties. The rule applies regardless of whether data is anonymized, key-coded, pseudonymized, de-identified, or encrypted, which presents particular challenges for companies like ours and may impact our ability to engage in transactions or agreements with certain third parties in the future.

Additionally, under various privacy laws and other obligations, we may be required to obtain certain consents to process personal data. For example, some of our data processing practices may be challenged under wiretapping laws if we share consumer information with third parties through various methods. These practices may be subject to increased challenges by class action plaintiffs. Our inability or failure to obtain consent for these practices could result in adverse consequences, including class action litigation and mass arbitration demands.
In addition to data privacy and security laws, we are contractually subject to industry standards adopted by industry groups. For example, we are subject to the Payment Card Industry Data Security Standard (PCI DSS). We are also bound by other contractual obligations related to data privacy, including those imposed by our payors and business partners, including obligations to comply with applicable data privacy laws. Our failure to comply with our contractual obligations may result in a loss of sales, loss of existing and future business opportunities, and payment of financial damages to the other parties involved. We publish privacy policies, marketing materials, and other statements, such as compliance with certain certifications or self-regulatory principles, regarding data privacy and security. Regulators in the United States are increasingly scrutinizing these statements, and if these policies, materials, or statements are found to be deficient, lacking in transparency, deceptive, unfair, misleading, or misrepresentative of our practices, we may be subject to investigation, enforcement actions by regulators, or other adverse consequences.
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
Obligations related to data privacy and security (and consumers’ data privacy expectations) are quickly changing, becoming increasingly stringent, and creating uncertainty. Additionally, these obligations may be subject to differing applications and interpretations, which may be inconsistent or conflict among jurisdictions. Preparing for and complying with these obligations requires us to devote significant resources, which may necessitate changes to our services, information technologies, systems, and practices and to those of any third parties that process personal data on our behalf. In addition, these obligations may require us to change our business model. We may at times fail (or be perceived to have failed) in our efforts to comply with our data privacy and security obligations. Moreover, despite our efforts, our employees and personnel or third parties with whom we work may fail to comply with such obligations, which could negatively impact our business operations. In addition, a shift in consumers’ data privacy expectations or other social, economic, or political developments could impact the regulatory enforcement of these obligations, which could increase the cost of and complicate our compliance with applicable obligations.
If we or the third parties with whom we work fail, or are perceived to have failed, to address or comply with applicable data privacy obligations, we could face significant consequences, including but not limited to: government enforcement actions (e.g., investigations, fines, penalties, audits, inspections, and similar); litigation (including class-action claims) and mass arbitration demands; additional reporting requirements and/or oversight; bans or restrictions on processing of personal data; orders to destroy or not use personal data; and imprisonment of company officials. In particular, plaintiffs have become increasingly more active in bringing data privacy-related claims against companies, including ours, which may include class claims and mass arbitration demands. Some of these claims allow for the recovery of statutory damages on a per violation basis; if viable, these claims carry the potential for monumental statutory damages, depending on the volume of personal data and the number of violations.
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

If our information technology systems or those of third parties with whom we work, our data, or our software are or were compromised, we could experience adverse consequences resulting from such compromise, including but not limited to regulatory investigations or actions; litigation; fines and penalties; disruptions of our business operations; harm to our reputation; loss of sales or profits; loss of customers; and other adverse consequences.*
In the ordinary course of business, the efficient operation of our business depends on our information technology and communication systems, as well as those of third parties with whom we work. We and the third parties with whom we work process confidential, personal, or other sensitive data, including health information, proprietary sales and marketing data, accounting and financial information, manufacturing and quality records, inventory management data, product development tasks, research and development data, and customer service and technical support information.
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
In addition, our insulin pumps and other products rely on software and hardware, some of which is developed by third parties with whom we work, that could contain vulnerabilities. We take steps designed to detect, mitigate, and remediate vulnerabilities in our information systems (such as our hardware and/or software, including that of third parties with whom we work) and products, but we may not be able to detect, mitigate, and remediate such vulnerabilities, including on a timely basis. Further, we may experience delays in developing and deploying remedial measures and patches designed to address identified vulnerabilities. Our risks may increase significantly due to the use of mobile and cloud-based applications in our medical devices. For example, while our Tandem Device Updater is designed to give us the ability to quickly recover from certain risks and/or vulnerabilities, the use of mobile applications enables third parties to store their information on mobile devices that we do not control. The Tandem Device Updater may also not operate as intended if the software being transmitted contains errors, vulnerabilities, or viruses. Vulnerabilities in our products and information systems could be exploited and result in a security incident. In addition to vulnerabilities, the reliance of our insulin pumps and other products on software and hardware exposes us and our customers to risks that have in the past, and may in the future, impact the performance of our products, and we have in the past, and may in the future, issue recalls and medical device corrections. Issues relating to the performance of our products may also result in regulatory action.
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
If we or a third party with whom we work experience a security incident, or are perceived to have experienced a security incident, we may experience adverse consequences, such as government enforcement actions (e.g., investigations, fines, penalties, audits, and inspections); additional reporting requirements and/or oversight; restrictions on processing sensitive information including personal data; litigation including class claims and mass arbitration demands; indemnification obligations; negative publicity; reputational harm; loss of investor, partner or customer confidence in the effectiveness of our cybersecurity measures; monetary fund diversions; diversion of management attention; interruptions in our operations including availability of data; financial loss; and other similar harms. Security incidents and attendant consequences may cause customers to stop using our products, prevent customers from using our products, deter new customers from using our products, and negatively impact our ability to grow and operate our business.
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

Risks Related to Legal and Intellectual Property
Our ability to comprehensively protect our intellectual property and proprietary technology is uncertain.*
We rely primarily on patent, trademark, and trade secret laws, as well as confidentiality and non-disclosure agreements, to protect our proprietary technologies. However, such methods may not be adequate to protect us or permit us to gain or maintain a competitive advantage. We have applied for patent protection relating to certain existing and proposed products and processes. If we fail to file a patent application timely in any jurisdiction, it could result in us forfeiting certain patent rights in that jurisdiction. Further, we cannot assure you that any of our patent applications will be granted in a timely manner or at all. The rights granted to us under our patents, and the rights we are seeking to have granted in our pending patent applications, may not provide us with any commercial advantage. In addition, those rights could be opposed, contested, or circumvented by our competitors, or be declared invalid or unenforceable in judicial or administrative proceedings. The failure of our patents to adequately protect our technology might make it easier for our competitors to offer the same or similar products or technologies. Due to differences between foreign and U.S. patent laws, our patented intellectual property rights may not receive the same degree of protection in foreign countries as they would in the United States. Even if patents are granted internationally, effective enforcement in those countries may not be available.
We rely on our trademarks and trade names to distinguish our products from the products of our competitors, and have registered or applied to register many of these trademarks. We cannot assure you that our current or future trademark applications will be approved in a timely manner or at all. From time to time, third parties oppose our trademark applications, or otherwise challenge our use of trademarks. In the event that our trademarks are successfully challenged, we could be forced to rebrand our products, which could result in loss of brand recognition and require us to devote additional resources to marketing new brands. Further, we cannot assure you that competitors will not infringe upon our trademarks, or that we will have adequate resources to enforce our trademarks.
We have entered into confidentiality agreements and intellectual property assignment agreements with our officers, employees, temporary employees, and consultants regarding our intellectual property and proprietary technology. We also enter into confidentiality agreements with potential collaborators and other counterparties, and the terms of our collaboration agreements typically contain provisions governing the ownership and control of intellectual property. In the event of unauthorized use or disclosure or other breaches of those agreements, we may not be provided with meaningful protection for our trade secrets or other proprietary information.

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
To protect our proprietary rights, we may in the future need to assert claims of infringement against third parties, which may be difficult, expensive, and time consuming. The outcome of litigation to enforce our intellectual property rights in patents, copyrights, trade secrets, or trademarks is subject to rapid change and constant evolution and, consequently, intellectual property protection in our industry can be uncertain. We may not prevail in any lawsuits that we initiate, and the damages or other remedies awarded, if any, may not be commercially valuable. In the event of an adverse judgment, a court could hold that some or all of our asserted intellectual property rights are not infringed, or are invalid or unenforceable, and could award attorneys’ fees. The occurrence of any of these events may have a material adverse effect on our business, financial condition and operating results.

Patent litigation in the medical device industry is common, and we may be subject to litigation that could cause us to incur substantial costs and divert the attention of management from our business.*
Our success will depend in part on not infringing the patents or violating the other proprietary rights of third parties. While we review third party patents in advance of product launches to try to identify and avoid any infringement concerns, the large number of patents, the rapid rate of new patent issuances, and the complexity of the technology involved mean that there can be no assurance that all potentially relevant patents are identified or that our products do not infringe existing patents or patents that may be granted in the future. As such, there is a risk that third parties may assert patent infringement claims against us. Despite our efforts to avoid infringement and to resolve any claims that may arise, litigation may be necessary to defend against these claims, which could result in substantial costs and diversion of resources and may have a material adverse effect on our business, financial condition, and results of operations. Our competitors in both the United States and international markets may have applied for or obtained, or may in the future apply for and obtain, patents that will prevent, limit, or otherwise interfere with our ability to make and sell our current products or products under development.
From time to time, we may receive communications from third parties alleging our infringement of their intellectual property rights or offering a license to their intellectual property relating to products that we are currently developing could require us to do one or more of the following:
•stop selling current products, developing new products, or using technology that allegedly infringes on third-party intellectual property;
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
We do not maintain insurance to cover the expense or any liability that may arise from an intellectual property dispute. Any litigation or claim against us may cause us to incur substantial costs, divert the attention of management from our business, and harm our reputation. Further, as we launch new products, increase our sales, and expand the geographic regions in which we commercialize our products, we believe the likelihood of our involvement in intellectual property disputes will increase.
We may be subject to damages resulting from claims that we, or our employees, have wrongfully used or disclosed trade secrets or other proprietary information of our competitors.
Many of our employees were previously employed at other medical device companies, including those that are our competitors or could become our competitors. We may be subject to claims that we, or our employees, have used or disclosed trade secrets or other proprietary information. In addition, we have in the past been, and may in the future, be subject to allegations that we caused an employee to breach the terms of his or her non-competition or non-solicitation agreement. Even if we successfully defend against these claims, any resulting litigation could cause us to incur substantial costs, divert the attention of management from our business, and harm our reputation. If our defense of those allegations fails, in addition to paying monetary damages, we may lose valuable intellectual property rights or key personnel. A loss of key personnel or intellectual property rights could limit our ability to commercialize products, which could have an adverse effect on our business.

We may incur product liability losses, and insurance coverage may be inadequate or unavailable to cover these losses.*
Our business exposes us to potential product liability claims that are inherent in the medical device industry. We are subject to product liability lawsuits alleging that component failures, manufacturing defects, design defects, or inadequate disclosure of product-related risks or information resulted in an unsafe condition, injury, or death to customers. The risk of product liability claims may be even greater after we launch new products with new features, enter new markets where we have no prior experience selling our products, or are subject to product recalls or medical device corrections. In addition, the misuse of our products or the failure of customers to adhere to operating guidelines could cause significant harm to customers, which could result in product liability claims. Product liability lawsuits and claims, safety alerts, or product recalls could cause us to incur substantial costs, divert the attention of management from our business, harm our reputation, and adversely affect our ability to attract and retain customers.
Although we maintain third-party product liability insurance coverage, such coverage is subject to limits, deductibles, exclusions, and other terms and conditions and may not be adequate to protect us against all product liability claims or related losses. It is possible that claims against us, including the costs of investigating and defending such claims, may exceed applicable coverage limits, fall within substantial deductibles, or otherwise not be fully covered by our insurance policies. Insurance proceeds also may not be available when certain liability or defense costs are incurred. Any judgment, settlement, defense cost, or other loss that is not fully covered by insurance could have a material adverse effect on our business, financial condition, and operating results. In addition, we expect the cost of our product liability insurance will increase as our sales increase. Any product liability claim brought against us, with or without merit, could also result in further increases of our product liability insurance premiums and make it more difficult to obtain insurance coverage in the future.
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
•product design and development;
•nonclinical and clinical testing and trials;
•product safety;
•establishment registration and product listing;
•labeling, packaging, and storage;

•marketing, manufacturing, sales, and distribution;
•import and export;
•pre-market clearance, certification, or approval;
•servicing and post-market surveillance;
•advertising and promotion; and
•recalls and field safety corrective actions.
Before we can market or sell a new regulated product or a significant modification to an existing product in the United States, we must obtain either clearance under Section 510(k) of the Food, Drug and Cosmetic Act (510(k)) or approval of a PMA application from the FDA, unless an exemption from pre-market review applies. The process of obtaining regulatory clearances, certification, or approvals to market a medical device can be costly and time-consuming, which may be exacerbated if the FDA or other comparable regulatory authorities or Notified Bodies in the EU changes their clearance, certification, and approval policies, and we may not be able to obtain these clearances, certification for our proposed products, or approvals on a timely basis or at all, including as a result of:
•our inability to demonstrate that our products are safe and effective for their intended users;
•the data from our nonclinical studies or clinical trials may be insufficient to support clearance, certification, or approval; or
•the failure of the manufacturing process or facilities we use to meet applicable requirements.
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
Since our inception we have been audited or inspected by various regulatory authorities and Notified Bodies on numerous occasions. We also regularly respond to routine inquiries from regulatory authorities and Notified Bodies. In some instances, these audits, inspections, and inquiries result in findings that require us to take corrective actions, which could include changes to our internal policies, procedures, or operations, revisions to our product labeling, issuances of customer notifications, or the initiation of product recalls, any of which could result in product liability claims and lawsuits. Our failure to appropriately respond to these findings and take corrective action, or to comply with applicable regulations for any other reason, could jeopardize our ability to sell our products and result in enforcement actions such as fines, civil or criminal penalties, injunctions, warning letters, product recalls, operating restrictions, interruption of production, delays in the introduction of products into the market, refusal of the FDA or other comparable foreign regulatory authorities or Notified Bodies to grant future clearances, certification, or approvals, and the suspension or withdrawal of existing clearances, certifications, or approvals by the FDA, other comparable foreign regulatory authorities, or Notified Bodies. Any of these sanctions could result in higher than anticipated costs, lower than anticipated sales, and diversion of management time and resources, any of which could have a material adverse effect on our reputation, business, financial condition, and operating results.

New products or modifications to our existing products may require new 510(k) clearances, PMAs, CE Marks, or other certifications, or may require us to cease marketing or recall the modified products until clearances, certifications, or approvals are obtained.*
Any modification to a 510(k)-cleared device that could significantly affect its safety or effectiveness, or that would constitute a major change in its intended use, design, or manufacture, requires a new 510(k) clearance or, possibly, a PMA. The FDA requires every manufacturer to make this determination in the first instance, but the FDA may review any manufacturer’s decision. The FDA may not agree with our decisions regarding whether new clearances or approvals are necessary for changes that we have made to our products. If the FDA disagrees with our determination and requires us to submit new 510(k) notifications or PMAs for modifications to our previously cleared or approved products, for which we concluded that new clearances or approvals were not necessary, we may be required to cease marketing or to recall the modified product until we obtain clearance or approval, and we may be subject to significant regulatory fines or penalties.
Further, the FDA’s ongoing review of and potential changes to the 510(k) program may make it more difficult for us to modify our previously cleared products, either by imposing stricter requirements on when a new 510(k) for a modification to a previously cleared product must be submitted, or by applying more onerous review criteria to such submissions.
For those medical devices sold in the EU and for which we have obtained a CE Certificate of Conformity by a Notified Body, we must notify the Notified Body that carried out the conformity assessment of the medical devices we market or sell in the EEA of any planned significant changes to the products or if there are substantial changes to our quality assurance systems affecting those products. The Notified Body will then assess the changes and determine whether additional audits or actions are required prior to their implementation. Obtaining variation of existing CE Certificates of Conformity or a new CE Certificate of Conformity can be a time-consuming process, and delays in obtaining required future clearances, certifications, or approvals would adversely affect our ability to introduce new or enhanced products in a timely manner, which in turn would harm our future growth.
A recall or suspension of our products, or the discovery of serious safety issues with our products, could have a significant negative impact on us.*

The FDA and equivalent foreign regulatory authorities have the authority to require the recall or suspension, either temporarily or permanently, of commercialized products in the event of material deficiencies or defects in quality systems, product design, or manufacture or in the event that a product poses an unacceptable risk to health. Regulatory authorities have broad discretion to require the recall or suspension of a product or to require that manufacturers alert customers of safety risks, and may do so even in circumstances where we do not believe our product poses an unacceptable risk to health. In addition, manufacturers may, under their own initiative, recall a product or suspend sales if any material deficiency in a product is found or alert customers of unanticipated safety risks. As a part of our post-market surveillance, we routinely identify and address hardware and software issues and malfunctions that may escalate to require field alerts, voluntary recall, or other steps to ensure safe and effective use of our devices. A government-mandated or voluntary recall or suspension by us, one of our distributors, or any of our other third-party suppliers could occur as a result of an unacceptable risk to health, component failures, manufacturing errors, design or labeling defects, or other deficiencies and issues. Recalls, suspensions, or other notices relating to any products that we distribute would divert managerial and financial resources, and have an adverse effect on our reputation, financial condition, and operating results. We have previously initiated voluntary recalls and medical device corrections, and some recalls remain open.
Further, under the FDA’s Medical Device Reporting regulations and equivalent regulations and requirements in other geographies, we are required to maintain appropriate quality systems and report incidents in which our product may have caused or contributed to serious injury or death in which our product malfunctioned and, if the malfunction were to recur, would likely cause or contribute to serious injury or death. Repeated product malfunctions may result in a voluntary or involuntary product recall or suspension of product sales, which could divert managerial and financial resources, impair our ability to manufacture our products in a cost-effective and timely manner, and have an adverse effect on our reputation, financial condition, and operating results. We have initiated product recalls in the past, and our risk of future product recalls may increase as we launch new products or offer new software updates for existing products.

In addition, we may be required to conduct costly post-market testing and surveillance to monitor the safety or effectiveness of our products in the EU. We must comply with medical device reporting requirements, including the reporting of adverse events and malfunctions related to our products. Later discovery of previously unknown problems with our products, including unanticipated adverse events or adverse events of unanticipated severity or frequency, manufacturing problems, or failure to comply with regulatory requirements may result in changes to labeling, restrictions on such products or manufacturing processes, withdrawal of the products from the market, voluntary or mandatory recalls, a requirement to repair, replace, or refund the cost of any medical device we manufacture or distribute, fines, suspension, variation or withdrawal of CE Certificates of Conformity, product seizures, injunctions, or the imposition of civil or criminal penalties that would adversely affect our business, operating results, and prospects. In addition, we have in the past relied on our distributors for assistance with market surveillance in Europe, and we may face additional challenges in responding to a voluntary or mandatory recall, requirement to repair, or similar corrective action as a result of our recent and ongoing transition to direct sales in select European countries.
Our failure to comply with United States federal and state fraud and abuse laws, including anti-kickback laws and other United States federal and state anti-referral laws, or comparable foreign legislation, could have a material, adverse impact on our business.*
The United States has numerous federal and state laws pertaining to healthcare fraud and abuse. Violations of these laws are punishable by criminal and civil sanctions, including imprisonment, significant monetary penalties, and exclusion from participation in federal funded programs such as Medicare and Medicaid.
Healthcare fraud and abuse regulations are complex and evolving. Minor irregularities can potentially give rise to claims. The laws that may affect our ability to operate include:
•the federal and state Anti-Kickback Statutes, which prohibit, among other things, persons from knowingly and willfully soliciting, receiving, offering, paying, or providing remuneration (including any kickback, bribe, or rebate), directly or indirectly, overtly or covertly, in cash or in kind in exchange for or to induce either the referral of an individual for, or the purchase, lease, order, or recommendation of, any good or service for which payment may be made under federal healthcare programs such as the Medicare and state Medicaid programs;
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
•federal and state laws, such as the Civil Monetary Penalties Law, that prohibit an individual or entity from offering or transferring remuneration to any person eligible for benefits under a federal or state health care program which such individual or entity knows or should know are likely to influence such eligible individual’s choice of provider, practitioner, or supplier of any item or service for which payment may be made under federal health care programs such as Medicare and state Medicaid programs;
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
•federal and state laws governing the use, disclosure, and security of personal information, including protected health information, such as HIPAA and the HITECH; and

•foreign and United States state law equivalents of each of the above federal laws which may apply to items or services reimbursed by any third-party payor, including commercial insurers. Additionally, some state and local laws require certain regulatory licenses to manufacture or distribute our products commercially and/or the registration of medical sales representatives in the jurisdiction.
Internationally, interactions between medical device companies and healthcare professionals are also governed by strict laws, such as national anti-bribery laws of European countries, national sunshine rules, regulations, industry self-regulation codes of conduct, and physicians’ codes of professional conduct. Failure to comply with these requirements could result in reputational risk, public reprimands, administrative penalties, fines, or imprisonment.
Our relationships with healthcare providers and other third parties are subject to scrutiny under these laws. Violations of any of these laws and other applicable healthcare fraud and abuse laws may be punishable by criminal and civil sanctions, including significant fines and civil monetary penalties, the possibility of exclusion from federal healthcare programs (including Medicare and Medicaid), disgorgement, and corporate integrity agreements, which impose, among other things, rigorous operational and monitoring requirements on companies. Any action against us for violation of these laws, even if we successfully defend against it, could result in a material adverse effect on our reputation, business, financial condition, and operating results. Federal government agencies continue to issue proposed and final rules implementing additional process, controls, and guidelines for compliance under these laws with which we will be required to comply. We cannot predict the impact of any changes in these laws and whether they might be retroactive. Further, the United States Department of Justice (DOJ), in conjunction with other federal agencies, has increased its scrutiny of interactions between healthcare companies and healthcare providers. Adjusting to new regulatory guidelines and responding to investigations can be time and resource-consuming and can divert management’s attention from our core business. Additionally, if we settle an investigation, we may be forced to agree to additional onerous compliance and reporting requirements as part of a consent decree or corporate integrity agreement. All of the foregoing could increase our costs or otherwise have an adverse effect on our business.
The scope and enforcement of these laws is uncertain and subject to rapid change in the current environment of healthcare reform. Our current or future activities could be subject to challenge under these laws. Any of these challenges could have a material adverse effect on our reputation, business, financial condition, and operating results.

Legislative or regulatory healthcare reforms, or other regulatory reforms, may result in downward pressure on the price of and decrease reimbursement for our products, and uncertainty regarding the healthcare regulatory environment could have a material adverse effect on our business.*

The sales of our products depend in part on the availability of coverage and reimbursement from third-party payors such as government health administration authorities, private health insurers, health maintenance organizations and other healthcare-related organizations. Both the federal and state governments in the United States continue to propose and pass new legislation and regulations designed to, among other things, expand healthcare coverage to more individuals, contain or reduce the cost of healthcare, and improve the quality of healthcare outcomes. For example, the Patient Protection and Affordable Care Act, as amended by the Health Care and Education Reconciliation Act (collectively, the Affordable Care Act or ACA), has substantially changed the way healthcare is financed by both governmental and private insurers and encourages improvements in the quality of healthcare items and services. In the future, additional changes could be made to governmental healthcare programs that could significantly impact the success of our products. This legislation and regulation may result in decreased reimbursement for medical devices, which may create additional pressure to reduce the prices charged for medical devices. Reduced reimbursement rates could significantly decrease our sales, which in turn would place significant downward pressure on our gross margins and impede our ability to become profitable.

Further, on August 16, 2022, the Inflation Reduction Act of 2022 was signed into law, which eliminated the “donut hole” under the Medicare Part D program by significantly lowering the beneficiary maximum out-of-pocket cost and through a newly established manufacturer discount program. In addition, on July 4, 2025, the annual reconciliation bill, the One Big Beautiful Bill Act (OBBBA), was signed into law, which is expected to reduce Medicaid spending and enrollment by implementing work requirements for some beneficiaries, capping state-directed payments, reducing federal funding, and limiting provider taxes used to fund the program. OBBBA also narrows access to the Affordable Care Act marketplace exchange enrollment and declined to extend the Affordable Care Act enhanced advanced premium tax credits, which expired at the end of 2025, which, among other provisions in the law, are anticipated to reduce the number of Americans with health insurance. Congress is considering proposed legislation intended to further reduce healthcare costs with alternatives to replace the expired ACA subsidies.

Additionally, the current administration recently called on Congress to enact “The Great Healthcare Plan,” to codify and expand Most-Favored Nation pricing, lower government subsidies to private insurance companies, increase healthcare price transparency, and enact restrictions on pharmacy benefit manager (PBM) payment methodologies, among other things. In addition, on December 2, 2025, CMS finalized its proposed competitive bidding process for some medical equipment, including continuous glucose monitors and insulin pumps that could affect reimbursement rates for our products. CMS also finalized a change in payment for these devices to a monthly rental basis, which could impact when our pumps are shipped and corresponding sales are recognized.
We cannot predict which, if any, additional healthcare reform proposals will be adopted, when they may be adopted, or what impact they may have on the existing regulatory environment or our ability to operate our business. Any of these factors could have a material adverse effect on our operating results and financial condition.
In the EU (and in Northern Ireland), Regulation (EU) 2017/745 on medical devices (MDR) became applicable on May 26, 2021, repealing and replacing both Directive 93/42/EEC concerning medical devices (MDD) and Directive 90/385/EEC on active implantable medical devices. The MDR establishes transitional provisions. However, the changes to the regulatory system implemented in the EU by the MDR include stricter requirements for clinical evidence and pre-market assessment of safety and performance, new classifications to indicate risk levels, requirements for third party testing by Notified Bodies, tightened and streamlined quality management system assessment procedures, additional requirements for the quality management system, additional requirements for traceability of products and transparency, as well as refined responsibility of economic operators. We are also required to provide clinical data in the form of a clinical evaluation report. Fulfillment of the obligations imposed by the MDR may cause us to incur substantial costs. We may be unable to fulfil these obligations, or our Notified Body may consider that we have not adequately demonstrated compliance with our related obligations to merit a CE Certificate of Conformity on the basis of the MDR.

Recent changes to the EU regulatory framework for medical devices may materially impact our operations, product availability, compliance costs, and market access in the EU. In July 2024, Regulation (EU) 2024/1860 (the Regulation) entered into application. The Regulation imposes new manufacturer obligations, including mandatory pre‑notification of supply interruptions starting January 10, 2025. In addition, the Regulation introduces the gradual rollout of EUDAMED, the EU’s central database for medical devices and diagnostics. As of May 28, 2026, the use of the first four modules is mandatory: actor registration, UDI/Devices registration, notified bodies and certificates, and Market Surveillance. Failure to meet these new requirements may result in regulatory actions, restrictions on our ability to market our products in the EU, delays in product availability, reputational harm, or loss of sales. Furthermore, on December 16, 2025, the European Commission published a proposal to amend the MDR with the stated objective of simplifying and reducing the regulatory burden, addressing certification bottlenecks, and improving predictability while maintaining patient safety. The proposal includes broad changes, such as more flexible clinical‑evidence pathways, removal of fixed certificate validity periods, and adjustments to classification rules that may shift certain devices into lower risk categories.
The evolving nature of the EU regulatory environment creates uncertainty, and additional amendments or guidance could further increase compliance burden or disrupt market access for certain products. These factors, individually or collectively, could have a material adverse effect on our business, financial condition, and results of operations.

Moreover, medical devices may be subject to Health Technology Assessments (HTAs) at the EU and national levels. HTA is a multidisciplinary process that summarizes information regarding the medical, patient, and social aspects, as well as economic and ethical issues, related to the use of a health technology. The outcome of HTA regarding specific medical devices will often influence the pricing and reimbursement status granted to these products by the competent authorities of individual EU Member States. At the EU level, on January 12, 2025, Regulation No. 2021/2282 on Health Technology Assessment (HTA Regulation) entered into application through a phased implementation. Beginning in 2026, certain selected high-risk medical devices and in vitro diagnostic medical devices may be subject to joint clinical assessment under the HTA Regulation. The HTA Regulation is intended to boost cooperation among EU Member States in assessing health technologies, including new medical devices. The Regulation establishes a framework for EU‑level joint clinical assessments and increased cooperation among EU Member States on clinical aspects of health technology evaluation. Economic, societal aspects, and pricing and reimbursement decisions remain under the exclusive authority of individual EU Member States. Individual EU Member States remain responsible for assessing non-clinical aspects, including economic, social, ethical, organizational, and legal aspects, and for making pricing and reimbursement decisions. If we are unable to obtain or maintain favorable pricing and reimbursement status in EU Member States for our medical devices or medical devices that we may successfully develop and for which we may obtain certification, any anticipated sales from and growth prospects for those products in the EU could be negatively affected.

In addition, the exit of the UK from the EU, commonly referred to as “Brexit,” has resulted in, and may continue to result in, regulatory divergence between the EU and the UK. On May 26, 2021, the MDR became applicable in the EU. However, the MDR is not applicable in Great Britain (i.e., England, Wales and Scotland), while it continues to apply in Northern Ireland under the Windsor Framework. In Great Britain, medical devices are governed by the Medical Devices Regulations 2002 (SI 2002 No. 618, as amended), which historically reflected a framework broadly aligned with the former EU medical device directives but has begun to diverge as part of the UK’s ongoing regulatory reform program. The UK’s regulator, the Medicines & Healthcare products Regulatory Agency (MHRA), is implementing reforms to the regulatory framework for medical devices in Great Britain. New regulations strengthening post-market surveillance requirements came into force on June 16, 2025. In May 2026, the MHRA published draft regulations proposing further changes to pre-market requirements, including a new international reliance framework, unique device identification requirements, and changes to the classification and regulation of certain devices. These proposed reforms have not yet been fully implemented, and the timing and final form of further changes to the Great Britain regulatory framework remain subject to the applicable legislative process. The MHRA has also consulted on proposals for the indefinite recognition in Great Britain of medical devices that comply with the MDR and EU In Vitro Diagnostic Regulation.

Further divergence between the regulatory regimes applicable in Great Britain and the EU could result in additional compliance burdens, duplicative requirements, supply chain disruptions or other non-tariff barriers to trade. We could therefore, both now and in the future, face significant additional expenses to operate our business, which could materially harm or delay our ability to generate sales or achieve profitability. Any further changes in international trade, tariff or import/export regulations as a result of Brexit or otherwise may also impose unexpected duties, costs, or other non-tariff barriers on us. These developments, or the perception that any of them could occur, may adversely affect trade between the EU and the UK and our ability to conduct our business in those markets.

Governments internationally tend to impose strict price controls, reimbursement approval, and rebate policies, which may adversely affect our ability to generate sales.*
In some countries, particularly EU Member States and European Free Trade Association countries, the pricing, reimbursement and rebates of health products is subject to governmental control, and in such countries, there can be considerable pressure by governments and other stakeholders on prices, as well as reimbursement and rebates. If reimbursement of our products is unavailable or limited in scope or amount or if pricing or rebates are set at unsatisfactory levels in any such country, our prospects for generating international sales, if any, could be adversely affected and our business could be harmed.
Our advertising and promotion may include claims about our product in comparison to competing products, which could expose us to heightened regulatory scrutiny, enforcement risks, and the potential for litigation.
The FDA applies a heightened level of scrutiny to comparative claims in advertising and promotion, ensuring that promotional labeling is truthful and not misleading. There may be differing interpretations of whether certain communications align with a product’s FDA-required labeling, and the FDA assesses these communications on a case-by-case basis. Additionally, making comparative claims may raise concerns among our competitors. If a company claims in its advertising that its product is superior to a competitor’s or that the competitor’s product is inferior, it could face the risk of a lawsuit from the competitor under federal and state false advertising, unfair trade practices, or potentially state libel laws. Such lawsuits could seek injunctive relief to stop further advertising, a court order for corrective advertising, and compensatory or punitive damages, where allowed by law. Similar risks apply internationally in relation to comparative advertising practices.
Direct-to-consumer marketing and social media initiatives may subject us to increased regulatory scrutiny.
Our efforts to promote our products through direct-to-consumer marketing and social media initiatives may lead to increased scrutiny of how we communicate risk information, benefits, or claims under the oversight of the FDA, FTC, HHS Office of Civil Rights, or other regulatory bodies, particularly due to the Make America Healthy Again Commission’s recent Strategy Report, detailing how government agencies would increase enforcement on direct-to-consumer pharmaceutical advertising. EU Member States’ national legislation may also restrict or impose limitations on our ability to advertise our products directly to the general public. In addition, voluntary EU and national industry Codes of Conduct provide guidelines on the advertising and promotion of our products to the general public and may impose limitations on our promotional activities with healthcare professionals.
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
Climate-related events, including the increasing frequency of extreme weather events and their impact on the United States, Mexico, Canada, and other major regions’ critical infrastructure, along with potential related regulations, have the potential to disrupt our business, our third-party suppliers, and/or the business of our customers. For example, our third-party contract manufacturers are located in regions subject to natural disasters, including earthquakes, hurricanes, floods, wildfires, and other catastrophic events. We strive to partner with organizations that mitigate their business risks associated with climate change. However, we recognize that inherent risks related to climate change, other extreme weather conditions and related regulations exist wherever global business is conducted. While these dangers currently have a low-assessed risk of disrupting our normal business operations, they pose a potential long-term impact on our business.
Although it is difficult to predict and adequately prepare to meet the challenges to our business posed by climate change, if new laws or regulations are more stringent than current legal or regulatory requirements, we may experience increased compliance burdens and costs to meet the regulatory obligations as well as adverse impacts on raw material sourcing, manufacturing operations, and the distribution of our products.
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
•introduction of proposed products, technologies, or treatment techniques by us or our competitors;
•announcements of significant contracts, acquisitions, divestitures, or partnerships by us, our competitors, or our collaboration partners;
•regulatory clearance, certification, or approval of our products or the products of our competitors or collaboration partners, or the failure to obtain such clearances, certifications, or approvals on the projected timeline or at all;
•the announcement of a product recall, suspension, or other safety notice associated with our products or the products of our competitors, or other similar regulatory enforcement actions;
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
We have benefited substantially from the leadership and performance of our senior management, as well as certain key employees. For example, key members of our management have experience successfully scaling an early-stage medical device company to achieve profitability. Our success will depend on our ability to motivate and retain our current management and key employees, and to attract, motivate, and retain qualified personnel in the future. In our industry, it is common to attract, motivate, and retain executive talent and other employees with compensation packages that include a significant equity component. We have issued, and may continue to issue, additional equity incentives that we believe will enhance our ability to retain our current key employees and attract the necessary additional executive talent.
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
Our amended and restated certificate of incorporation and bylaws contain provisions that could delay or prevent a change of control of our company or changes in our board of directors that our stockholders might consider favorable. Some of these provisions:
•authorize the issuance of preferred stock with powers, preferences, and rights that may be senior to our common stock, which can be created and issued by the board of directors without prior stockholder approval;
•prohibit stockholders from calling special stockholder meetings;
•prohibit stockholders from acting by written consent without holding a meeting of stockholders;
•require the vote of at least two-thirds of the outstanding shares to approve certain amendments to the certificate of incorporation and bylaws; and
•require advance written notice of stockholder proposals and director nominations.
We are also subject to the provisions of Section 203 of the Delaware General Corporation Law, which may prohibit certain business combinations with stockholders owning 15% or more of our outstanding voting stock. These and other provisions in our amended and restated certificate of incorporation, bylaws, and Delaware law could make it more difficult for stockholders or potential acquirers to obtain control of our board of directors or initiate actions that are opposed by our then-current board of directors, including a merger, tender offer, or proxy contest involving our company. Any delay or prevention of a change of control transaction or changes in our board of directors could cause the market price of our common stock to decline.

We may seek to grow our business through acquisitions of products or technologies, or investments in businesses, and the failure to successfully manage these acquisitions or investments, or the failure to integrate them with our existing business, could have a material adverse effect on our business, financial condition and operating results.
From time to time, we may consider opportunities to acquire or invest in other companies, products, or technologies that may enhance our product platform or technology, expand the breadth of our markets or customer base, or otherwise advance our business strategies. Potential and completed acquisitions and investments involve numerous risks, including:
•problems assimilating, maintaining, or operating the acquired products or technologies;
•issues maintaining uniform standards, procedures, controls, and policies;
•unanticipated costs, liabilities, impairment charges, or write-offs associated with acquisitions or investments;
•diversion of management’s attention from our existing business;
•risks associated with entering new markets in which we have limited or no experience; and
•increased legal and accounting costs relating to the acquisitions or to comply with regulatory requirements or other compliance matters.
We do not know if we will be able to identify future acquisitions or investments we deem suitable, whether we will be able to successfully complete any such acquisitions or investments on favorable terms or at all, or whether we will be able to successfully integrate any acquired products or technologies into our business. Our potential inability to integrate any acquired products or technologies effectively may adversely affect our business, operating results, and financial condition.
Our ability to use our net operating loss carryforwards and certain other tax attributes may be limited.
Federal net operating losses (NOLs) incurred in tax years beginning after December 31, 2017 may be carried forward indefinitely, but the deductibility of such federal NOL carryforwards in a taxable year is limited to 80% of taxable income in such year. As of December 31, 2025, we had accumulated federal and state NOL carryforwards of approximately $379.0 million and $349.3 million, respectively. Of the total federal NOL carryforwards, approximately $295.3 million were generated after January 1, 2018, and therefore do not expire but can only be utilized to offset 80% of future taxable income. The remaining federal NOL carryforwards of $83.7 million will begin to expire in 2034, and state tax loss carryforwards continue to expire.
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
We have additional NOLs internationally, totaling $34.3 million, which begin to expire in 2030. We have federal R&D credit carryforwards of $41.0 million, which begin to expire in 2040, and California R&D credits of $38.4 million, which have no expiration date.

Uncertainties in the interpretation and application of existing, new, and proposed tax laws and regulations could materially affect our tax obligations and effective tax rate.*
The tax regimes to which we are subject or under which we operate are unsettled and may be subject to significant change. The issuance of additional guidance related to existing or future tax laws, or changes to tax laws or regulations proposed or implemented by the current or a future United States presidential administration, Congress, the U.S. Department of Treasury, taxing authorities in other jurisdictions, including jurisdictions internationally, or by bodies such as the European Commission or the Organization for Economic Co-operation and Development (OECD), could materially affect our tax obligations (including the costs of compliance) and effective tax rate. To the extent that such changes have a negative impact on us, including as a result of related uncertainty, these changes may adversely impact our business, financial condition, results of operations, and cash flows.
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
The United States government enacted the OBBBA in July 2025 that (along with other recent United States federal tax reform) has resulted in significant changes to the taxation of business entities including, among other changes, changes to the taxation of income derived from international operations, changes in the deduction and amortization of research and development expenditures, and limitations on the deductibility of business interest. Future guidance from the Internal Revenue Service and other tax authorities with respect to any legislation may affect us, and certain aspects of such legislation could be repealed or modified or sunset in future years.
The OECD introduced (and is expected to continue to introduce) significant proposed changes to the tax rules of OECD Member States affecting cross-border activity, in particular, through the implementation of a set of proposals, commonly referred to as Pillar Two. These proposals involve, among other measures, the imposition of a minimum effective corporate tax rate on certain multinational enterprises. A number of countries in which we conduct business, including through our subsidiaries, have enacted, or are in the process of enacting, core elements of the Pillar Two rules (with further provisions expected to be enacted in the future). Based on the minimum revenue thresholds contained in the Pillar Two rules, we became subject to such rules beginning in the 2026 tax year. The OECD has issued (and is expected to continue to issue further) administrative guidance providing transition and safe harbor rules in relation to the implementation of the Pillar Two proposals. For example, on January 5, 2026, the OECD published details of a proposed “side-by-side” arrangement providing for, among other things, additional safe harbors for multinational groups headquartered in certain qualifying jurisdictions. We are monitoring developments and evaluating the potential impacts of these new rules, including on our effective tax rates and associated compliance costs, and considering our eligibility to qualify for any relevant transition or safe harbor rules (including under the proposed “side-by-side” arrangement).

If we fail to maintain an effective system of internal control over financial reporting, we may not be able to accurately report our financial results or prevent fraud, which could harm our business and result in a decline in the trading price of our common stock.
Effective internal controls over financial reporting are necessary for us to provide reliable financial reports and, together with adequate disclosure controls and procedures, are designed to prevent fraud. Any failure to implement adequate controls, or difficulties encountered in their implementation, could cause us to fail to meet our reporting obligations, or to prevent the circumvention of our controls or fraud. For example, Mr. Sheridan, our principal executive officer, and Ms. Vosseller, our principal financial and accounting officer, are involved in a personal relationship and share a primary residence. While our board of directors is informed of the relationship and appropriate actions have been taken to ensure compliance with SEC rules and Company policies and procedures, the existence of this relationship could create additional risk, or the perception of additional risk, that our controls and procedures may not be effective. In addition, any testing by us conducted in connection with Section 404(a) of the Sarbanes-Oxley Act, or any testing conducted by our independent registered public accounting firm in connection with Section 404(b) of the Sarbanes-Oxley Act, may reveal deficiencies in our internal controls over financial reporting that are deemed to be material weaknesses, may require prospective or retroactive changes to our condensed consolidated financial statements, or may identify other areas for further attention or improvement. Any failure to implement appropriate internal controls could also cause investors to lose confidence in our reported financial information, which could harm our business and result in a decline in the trading price of our common stock.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not applicable.
Item 5. Other Information.

During the quarter ended September 30, 2026, none of our officers (as defined in Rule 16a-1(f) under the Exchange Act) or directors adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement” as those terms are defined in Item 408 of Regulation S-K.

CEO Transition
On November 4, 2026, Mr. Sheridan resigned as our President and Chief Executive Officer, effective November 16, 2026 (the “Effective Date”), and from our Board of Directors. Mr. Sheridan’s last day of service as a member of our Board of Directors and as an employee will be December 31, 2026. Also on November 4, 2026, our Board of Directors appointed Jeannette Bankes as our President and Chief Executive Officer and as a member of our Board of Directors, effective on the Effective Date. Mr. Sheridan is expected to enter into a transition and consulting agreement with the Company to assist with the transition of his duties and responsibilities to Ms. Bankes.
Ms. Bankes, age 56, has served as the President and Chief Executive Officer, Patient Care Solutions of GE Healthcare Technologies Inc. (Nasdaq: GEHC) since May 2025. Her last day at GE Healthcare will be November 15, 2026. Previously, Ms. Bankes served as President, Global Franchises at Alcon Inc. (NYSE: ALC), a global manufacturer of vision care products and surgical equipment, from March 2019 to April 2025. Ms. Bankes has served on the board of Aurion Biotech, a clinical-stage regenerative medicine company, since February 2025 and served on the board of Atrion Corp. (Nasdaq: ATRI), a manufacturer of medical application products, from September 2023 to August 2024 and on the board of Apollo Endosurgery, Inc. (Nasdaq: APEN), a medical technology company, from April 2022 to April 2023.
CEO Offer Letter, Severance Agreement and Indemnification Agreement
In connection with Ms. Bankes’ appointment as President and Chief Executive Officer, we and Ms. Bankes entered into an offer letter (the “Offer Letter”) and an Employment Severance Agreement (the “Severance Agreement”).

Pursuant to the Offer Letter, Ms. Bankes will receive an annual base salary of $900,000 and will be eligible to receive an annual discretionary cash bonus with a target amount equal to 100% of her then-current annual base salary, prorated for 2026 based on the number of days she is employed by the Company during the year. The amount of any annual bonus will be determined by our Board of Directors based on the achievement of corporate and/or individual objectives and milestones.
Ms. Bankes will also receive an award of restricted stock units (“RSUs”) with an approximate grant date value of $10.0 million (the “RSU Award”). The RSU Award will be granted on December 15, 2026 and will vest as to 33.3% of the underlying RSUs on the first anniversary of the grant date, with the remaining RSUs vesting in eight equal quarterly installments thereafter, such that the RSU Award will be fully vested on the third anniversary of the grant date, in each case subject to Ms. Bankes’ continued employment with the Company and the terms of the applicable award agreement. Beginning in 2027, Ms. Bankes will be eligible to participate in the Company’s long-term incentive program, with an anticipated target grant value for 2027 of between $6.0 million and $8.0 million, with the actual amount, form, vesting terms and other conditions of any such award to be determined by our Board of Directors.
Ms. Bankes will also receive a one-time signing bonus equal to $750,000, prorated based on the portion of 2026 preceding her commencement of employment. In addition, subject to Ms. Bankes relocating to San Diego by January 1, 2027, she will be eligible to receive relocation assistance consisting of either $200,000, grossed up for applicable taxes, or reimbursement of eligible relocation expenses in accordance with our relocation policy.
Pursuant to the Severance Agreement, if Ms. Bankes’ employment is terminated by us without cause (other than due to death or disability) or she resigns for good reason, in either case outside of the period beginning three months prior to and ending 12 months following a change of control of our company (the “Change of Control Period”), she will be entitled to receive (i) continued payment of her base salary for 18 months and (ii) Company-paid COBRA premiums for up to 18 months.
If such termination occurs during the Change of Control Period, Ms. Bankes will instead be entitled to receive (i) continued payment for 24 months of her base compensation, which for this purpose includes her annual base salary and target annual cash bonus, (ii) Company-paid COBRA coverage for up to 18 months and (iii) full acceleration of vesting of her outstanding equity awards. Receipt of severance benefits under the Severance Agreement is subject to Ms. Bankes’ execution and non-revocation of a release of claims and compliance with certain other conditions set forth in the Severance Agreement.
Ms. Bankes will also enter into our standard form of indemnification agreement for executive officers and directors, the form of which was updated in November for regulatory updates and certain other minor changes.

Item 6. Exhibits.

		Incorporated by Reference				Provided Herewith
Exhibit Number	Exhibit Description	Form	File No.	Date of First Filing	Exhibit Number
3.1	Amended and Restated Certificate of Incorporation of the Registrant (as amended and currently in effect).	8-K	001-36189	May 21, 2026	3.1
3.2	Amended and Restated Bylaws of the Registrant (as amended and currently in effect).	8-K	001-36189	December 30, 2025	3.1
31.1	Certification of John F. Sheridan, Chief Executive Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					X
31.2	Certification of Leigh A. Vosseller, Chief Financial Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					X
32.1*	Certification of John F. Sheridan, Chief Executive Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					X
32.2*	Certification of Leigh A. Vosseller, Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					X
101.INS	Inline XBRL Instance Document.					X
101.SCH	Inline XBRL Taxonomy Extension Schema Document.					X
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.					X
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.					X
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.					X
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.					X
104	Cover Page Interactive Data File (embedded within the Inline XBRL Document contained in Exhibit 101).					X

*	This certification is not deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, or otherwise subject to the liability of that section. Such certification will not be deemed to be incorporated by reference into any filing under the Securities Act of 1933 or the Securities Exchange Act of 1934, except to the extent that the registrant specifically incorporates it by reference.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Tandem Diabetes Care, Inc.

Dated: November 5, 2026	By:	/s/ John F. Sheridan
John F. Sheridan President and Chief Executive Officer (on behalf of the registrant and as the registrant’s Principal Executive Officer)

Dated: November 5, 2026	By:	/s/ Leigh A. Vosseller
Leigh A. Vosseller Executive Vice President, Chief Financial Officer and Treasurer (Principal Financial and Accounting Officer)